Form 10-Q
period 1995-01-31
METHODE ELECTRONICS INC
filed 1995-03-13
CIK 65270

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________


                                 FORM  1 0 - Q

                   Quarterly Report Under Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934.

                       __________________________________


For three months ended January 31, 1995.  Commission file number 0-2816.



                           METHODE ELECTRONICS, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)



          Delaware                                            36-2090085
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



7444 West Wilson Avenue, Harwood Heights, Illinois                60656
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code       (708) 867-9600
                                                    --------------------------



- - --------------------------------------------------------------------------------
Former name, former address, former fiscal year, if changed since last report.



     At March 1, 1995, Registrant had 21,959,402 shares of Class A Common Stock and 1,268,766 shares of Class B Common Stock outstanding.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   x                            No
                      -----                             -----

                                     INDEX

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION
- - ---------------------------------


Item 1.     Financial Statements (unaudited)


     Condensed consolidated balance sheets---January 31, 1995 and April 30,
     1994.


     Condensed consolidated statements of income---Three months and nine months ended January 31, 1995 and 1994.


     Condensed consolidated statements of cash flows---nine months ended January 31, 1995 and 1994.


     Note to condensed consolidated financial statements---January 31, 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.    OTHER INFORMATION
- - -----------------------------


Item 6.     Exhibits and reports on Form 8-K.



SIGNATURES
- - ----------

PART I.  FINANCIAL INFORMATION
- - ------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                         January 31,   April 30,
                                            1995         1994
                                         (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 32,300,925  $ 26,785,962
 Accounts receivable, less allowance
   (January 31, 1995--$1,324,000;
    April 30, 1994--$1,200,000)           41,922,916    36,984,273
 Inventories:
   Finished products                       5,323,246     3,650,084
   Work in process                        18,043,629    17,856,713
   Materials                               8,755,691     6,107,491
                                        ------------  ------------
                                          32,122,566    27,614,288

 Current deferred income taxes             3,434,000     3,434,000
 Prepaid expenses                          1,854,380     2,216,332
                                        ------------  ------------

            TOTAL CURRENT ASSETS         111,634,787    97,034,855

PROPERTY, PLANT AND EQUIPMENT            128,074,882   113,449,702
 Less allowance for depreciation          74,031,634    64,995,753
                                        ------------  ------------
                                          54,043,248    48,453,949

INTANGIBLE BENEFIT PLAN ASSET              4,436,458     4,937,257

OTHER ASSETS                              10,944,144    10,204,303
                                        ------------  ------------
                                        $181,058,637  $160,630,364
                                        ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts and notes payable             $ 24,242,112  $ 22,155,074
 Other current liabilities                18,033,769    16,021,498
                                        ------------  ------------

       TOTAL CURRENT LIABILITIES          42,275,881    38,176,572

OTHER LIABILITIES                          2,310,000     4,361,120

DEFERRED COMPENSATION                      6,289,267     5,997,203

ACCUMULATED BENEFIT PLAN OBLIGATION        4,355,653     4,218,764

SHAREHOLDERS' EQUITY
 Common Stock                             11,663,580    11,610,707
 Paid in capital                          16,439,788    14,795,130
 Retained earnings                        96,676,030    80,963,058
 Other shareholders' equity                1,048,438       507,810
                                        ------------  ------------
                                         125,827,836   107,876,705
                                        ------------  ------------
                                        $181,058,637  $160,630,364
                                        ============  ============




See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                             Three Months Ended                 Nine Months Ended
                                                 January 31,                        January 31,
                                        ----------------------------      -----------------------------
                                           1995              1994             1995            1994
                                        -----------      -----------      ------------     ------------
INCOME:
 Net sales                              $67,386,826      $52,985,895      $191,933,901     $149,470,417
 Other                                      947,242          763,769         2,568,663        1,719,939
                                        -----------      -----------      ------------     ------------

     Total                               68,334,068       53,749,664       194,502,564      151,190,356

COSTS AND EXPENSES:
 Cost of products sold                   49,509,074       38,312,228       139,485,597      108,469,559
 Selling and administrative expenses      9,505,182        7,149,373        26,722,848       20,834,910
                                        -----------      -----------      ------------     ------------

     Total                               59,014,256       45,461,601       166,208,445      129,304,469
                                        -----------      -----------      ------------     ------------

Income before income taxes                9,319,812        8,288,063        28,294,119       21,885,887

Provision for income taxes                3,355,000        3,150,000        10,510,000        8,268,000
                                        -----------      -----------      ------------     ------------

         NET INCOME                     $ 5,964,812      $ 5,138,063      $ 17,784,119     $ 13,617,887
                                        ===========      ===========      ============     ============



Earnings per Common Share               $       .26      $       .22      $        .77     $        .59
                                        ===========      ===========      ============     ============

Cash dividends per Common Share:
 Class A                                $      .030      $     .012       $       .090     $       .036
 Class B                                $      .025      $     .010       $       .075     $       .030

Weighted average number of Common
 Shares outstanding                      23,126,000      23,037,000         23,100,000       23,009,000


See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



                                           Nine Months Ended
                                              January 31,
                                      ----------------------------
                                          1995           1994
                                      -------------  -------------
OPERATING ACTIVITIES
  Net income                          $ 17,784,119   $ 13,617,887
  Provision of depreciation
    and amortization                     7,772,921      6,782,138
  Changes in operating assets
    and liabilities                    ( 3,735,956)   (12,580,358)
  Other                                  1,221,837        961,890
                                      ------------   ------------

              NET CASH PROVIDED BY
              OPERATING ACTIVITIES      23,042,921      8,781,557

INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                          (12,463,056)   ( 9,355,738)
  Purchase of subsidiary               ( 2,593,063)             -
  Other                                    568,546    (   813,546)
                                      ------------   ------------

                  NET CASH USED IN
              INVESTING ACTIVITIES     (14,487,573)   (10,169,284)

FINANCING ACTIVITIES
  Dividends                            ( 2,071,147)   (   834,868)
  Other                                (   969,238)     2,047,280
                                      ------------   ------------

    NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES     ( 3,040,385)     1,212,412
                                      ------------   ------------

       INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS       5,514,963    (   175,315)

Cash and cash equivalents at
  beginning of period                   26,785,962     21,901,720
                                      ------------   ------------

         CASH AND CASH EQUIVALENTS
                  AT END OF PERIOD    $ 32,300,925   $ 21,726,405
                                      ============   ============



See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 1995



NOTE-- BASIS OF PRESENTATION



The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended Janaury 31, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
- - ---------------------

Net sales for the third quarter of fiscal 1995 increased 27% to $67,387,000, compared to $52,986,000 for the third quarter last year. Sales for the nine month period ended January 31, 1995 were $191,934,000, up 28% from $149,470,000 last year. Sales gains in the three and nine month periods were led by sales of power buss products which more than doubled from last year's levels, primarily the result of the improvement in the mainframe computer market. Our automotive controls business which represents over half of Methode's business continued to show double-digit gains. This business benefitted from a relatively strong automotive market and an increase in per-vehicle controls requirements. Fiscal 1995 also was helped by the commencement of production of automotive air bag products by our Dumbarton, Scotland plant to service the European market. Our fiber optic connector products and our dataMate termination products also had strong sales gains. The acquisition of a molded cable assembly business during the second quarter helped raise overall connector sales for the third quarter by 30% over the year-ago period. Sales of printed circuits in the third quarter 1995 were sharply above the prior year's period which was interrupted by the January 17, 1994 earthquake.

Other income consisted primarily of earnings from our automotive joint venture, royalties and interest income from short-term investments.

Cost of products sold as a percentage of sales for the third quarter increased to 73.5% from 72.3% for the year-ago period. For the nine month period ended January 31, 1995, this percentage was flat when compared with the same period last year. Gross margins in the third quarter 1995 narrowed from the 1994 third quarter due in part to a slowdown of our chip carrier socket business and lower margins on the businesses acquired in fiscal 1995.

Selling and administrative expenses as a percentage of sales were 14.1% for the current quarter, up from 13.5% for the year-ago period. This percentage was 13.9% for the nine month periods of both years. Costs related to the start-up of newer operations and products contributed to the increase experienced in the third quarter.

The effective income tax rates were 36.0% and 37.1% for the three and nine month periods of the current year compared with 38.0% and 37.8% last year. The effective income tax rates exceed the statutory federal rate of 35% because of the effect of state income taxes partially offset by lower statutory rates on foreign operations. Because of the earnings mix in the third quarter, 1995, lower statutory rates on foreign operations had a greater impact on the effective tax rate.

Financial Conditions, Liquidity and Capital Resources
- - -----------------------------------------------------

Net cash provided by operating activities was $23,043,000 in the first nine months of fiscal 1995, up from the $8,782,000 provided during the year-ago period. The increase was primarily the result of a leveling off of working capital requirements and increased net income.

The molded cable assembly business acquisition discussed above was acquired for cash of just under $2,600,000. Capital expenditures and depreciation expense were $12,463,000 and $7,773,000 in fiscal 1995 and $9,356,000 and $6,782,000 in fiscal 1994. It is presently expected that fixed asset additions for fiscal 1995 will approximate $16,000,000 and will be financed with internally generated funds.

SIGNATURES
- - ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Methode Electronics, Inc.
                                 ----------------------------------------


                                 By:             KEVIN HAYES
                                     ------------------------------------
                                         Kevin Hayes, Vice President
                                           (Principal Financial and
                                             Accounting Officer)



Dated:   March 7, 1995
       ------------------