Form 10-K
period 1995-04-30
METHODE ELECTRONICS INC
filed 1995-07-31
CIK 65270

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1995

                         COMMISSION FILE NUMBER 0-2816

                           METHODE ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      36-2090085
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

           7444 WEST WILSON AVENUE
              CHICAGO, ILLINOIS                                    60656
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (708) 867-9600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     CLASS A COMMON STOCK ($.50 PAR VALUE)
                     CLASS B COMMON STOCK ($.50 PAR VALUE)
                                (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  The aggregate market value of the Class A and Class B Common Stock, $.50 par value, held by non-affiliates of the Registrant on July 14, 1995 based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $477,189,000.

  Registrant had 22,059,587 shares of Class A, $.50 par value, and 1,268,766 shares of Class B, $.50 par value, outstanding as of July 14, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual shareholders meeting to be held September 12, 1995, are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, Methode Electronics, Inc. shall be referred to as the "Registrant" or the "Company".

  The Registrant operates in one industry segment, which consists of the manufacture of electronic components and devices that connect, control and convey electrical energy, pulse and signal, including connectors, controls, interconnect devices, printed circuits, and current carrying distribution systems. Components and devices manufactured by the Registrant are used in the production of electronic equipment and other products with applications in the automotive, computer, voice and data communications equipment, industrial, military and aerospace, and consumer electronics industries.

  The following tabulation reflects the percentages of net sales from continuing operations of the major classes of products of the Registrant for the last three fiscal years:

                                                                 APRIL 30,
                                                               ----------------
                                                               1993  1994  1995
                                                               ----  ----  ----
      Connectors and Controls................................. 82.9% 86.0% 86.0%
      Printed Circuit Boards and Services.....................  9.7   6.7   5.5
      Current Carrying Distribution Systems...................  7.4   7.3   8.5

  The sales activities of the Registrant are directed by sales managers who are supported by engineering personnel who provide technical services. The Registrant's products are sold through its sales staff and through independent manufacturers' representatives with offices throughout the world. Sales are made primarily to original equipment manufacturers and also to independent distributors.

  Sources and Availability of Raw Materials. Principal raw materials purchased by Registrant include copper-clad laminate, ferrous and copper alloy strips, plastic molding materials, fiber optic cable, etching and plating chemicals, die castings and precious metals. All of these items are available from several suppliers, and the Registrant generally relies on more than one for each item.

  Patents; Licensing Agreements. The Registrant has various patents and licensing agreements, but does not consider its business to be materially dependent upon such patents and licensing agreements.

  Seasonality. The business of the Registrant is not seasonal.

  Working Capital Items. The Registrant is required to maintain adequate levels of inventory to meet scheduled delivery requirements of customers. It is not normal for the Registrant to carry significant amounts of finished goods, as the preponderance of orders received are for scheduled future deliveries.

  Material Customers. During the year ended April 30, 1995, shipments to Chrysler Corporation and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 42% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive controls products.

  Backlog. The Registrant's backlog of orders for its continuing operations was approximately $42,500,000 at May 31, 1994 and $53,100,000 at May 31, 1995. It
is expected that most of the total backlog at May 31, 1995 will be shipped within the current fiscal year.

  Contracts Subject to Termination at the Election of the Government. Shipments as a subcontractor for various military programs constitute a significant portion of the Registrant's multi layer printed circuitry output, although not material to the Registrant's business as a whole. Although existing government orders are subject to termination at the election of the Government, the Registrant historically has never experienced a significant termination and has no information to lead it to believe that there is a likelihood of such an event during fiscal year 1996.

  Competitive Conditions. The markets in which the Registrant operates are highly competitive and characterized by rapid changes due to technological improvements and developments. Registrant competes with a large number of other manufacturers in each of its product areas; many of these competitors have greater resources and total sales. Price, service and product performance are significant elements of competition in the sale of Registrant's products.

  Research and Development. Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $8,880,000, $11,120,000 and $14,120,000 for the fiscal years ended April 30, 1993, 1994 and 1995, respectively.

  Environmental Quality. Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected capital expenditures, earnings or the competitive position of the Registrant. Currently, there are no environmental-related lawsuits or material administrative proceedings pending against the Registrant. Further information as to environmental matters affecting the Registrant is presented in Note 7 to the consolidated financial statements included in Item 14(a)(1).

  Employees. At April 30, 1994 and 1995, Registrant had approximately 2,500 and 3,000 employees, respectively.

  Foreign Sales. Information about the Registrant's operations in different geographic regions is summarized in Note 9 to the consolidated financial statements included in Item 14 (a) (1).

ITEM 2. PROPERTIES

  The Registrant has 17 manufacturing and three service facilities containing approximately 730,000 square feet of space, of which approximately 84,000 square feet are leased. Ten of the facilities are located in Illinois, two in California, one in Connecticut, one in New Jersey, one in Maryland, one in Ireland, two in Singapore and two in the United Kingdom. The Registrant has a $107,000 Industrial Revenue Bond obligation covering 130,000 square feet in Carthage, Illinois. Approximately 90,000 square feet of space for the manufacture of connectors and controls was added in fiscal 1995 and it is anticipated that a 20,000 square foot Research Center will be added in 1996. Management believes that the Registrant's production capacity is sufficient to supply current orders and anticipated increased demands. Registrant's manufacturing facilities have been modernized as necessary in the opinion of management to keep pace with developments in the electronics industry.

ITEM 3. LEGAL PROCEEDINGS

  As of July 14, 1995, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to security holders during the fourth quarter of fiscal 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   NAME     AGE  OFFICES AND POSITIONS HELD AND LENGTH OF SERVICE AS OFFICER
   ----     ---  -----------------------------------------------------------
William J.  72  Chairman of the Board of the Registrant since December, 1994.
 McGinley        Prior thereto, he was President and a Director since 1946.
                 Mr. William J. McGinley is the father of James W. McGinley.
William T.  68  President of the Registrant since December, 1994. Prior there-
 Jensen          to, he was Senior Executive Vice President since 1992. Execu-
                 tive Vice President since 1952 and a Director since 1959.
Michael G.  55  Senior Executive Vice President of the Registrant since Decem-
 Andre           ber, 1994. Prior thereto, he was Executive Vice President--
                 Interconnect Products Group since January, 1984 and a Direc-
                 tor since September, 1984.
Kevin J.    54  Vice President since 1974 and a Director since September,
 Hayes           1984. Treasurer since 1972.
James W.    46  Secretary since 1995. Partner--Keck, Mahin & Cate (a law firm
 Ashley,         retained as counsel to the Registrant).
 Jr.
James W.    40  President since December, 1994 and prior thereto Executive
 McGinley        Vice President, Optical Interconnect Products Group. Director
                 since June 1993. Prior thereto, he was General Manager of the
                 Company's Connector Division from November 1984 to January
                 1989, and was Vice President, Corporate Sales and Marketing
                 from January 1989 to June 1993. Mr. James W. McGinley is the son of Mr. William J. McGinley.

  All executive officers serve a term of office of one year which, for the current year, expires on September 12, 1995, or until their successors are duly elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low sale prices for the periods indicated as reported by Nasdaq.

                                                        CLASS A       CLASS B
                                                      STOCK PRICE   STOCK PRICE
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
      Fiscal Year ended April 30, 1995
        First Quarter............................... 17 1/2 14 3/4 17 1/2 16
        Second Quarter.............................. 20 1/2 15 3/4 21 1/2 16 1/2
        Third Quarter............................... 19 1/2 13 1/8 21 1/4 14 3/4
        Fourth Quarter.............................. 17 1/2 13     18 1/2 16 1/2
      Fiscal Year ended April 30, 1994
        First Quarter............................... 13 1/2 10 1/2 16     14
        Second Quarter.............................. 14 1/4 11 1/4 16 3/4 15 1/4
        Third Quarter............................... 15 3/4 12     17 1/4 15 1/2
        Fourth Quarter.............................. 17 1/4 14 1/4 18     16 1/4

  The Registrant pays dividends quarterly and during the first three quarters of fiscal 1994, it paid at an annual rate of $.048 and $.040 on the Class A and Class B Stock. The dividend on the Class A and Class B Common Stock was raised to an annual rate of $.06 and $.05, respectively, effective with the fourth quarter of fiscal 1994 and again to an annual rate of $.12 and $.10, respectively, effective for the first quarter of fiscal

1995. On June 26, 1995, the Board of Directors of the Registrant voted to raise the annual payout rate on its Class B shares from $.10 to $.12. Following this action, the Board voted to double the cash dividend on its Class A and Class B Common Stock to an annual rate of $.24, and declared a dividend of $.06 per Class A share and Class B share, payable on July 31, 1995 to holders of record on July 14, 1995.

  The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

  As of July 14, 1995, the approximate number of record holders of the Company's Class A Stock was 1,208 and the approximate number of record holders of the Company's Class B Stock was 563.

ITEM 6. SELECTED FINANCIAL DATA

                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data
  Net sales.................. $270,748  $213,298  $172,038  $148,085  $143,717
  Income from continuing
   operations before income
   taxes.....................   40,846    33,476    22,548    13,614    13,016
  Income Taxes...............   14,725    12,500     7,800     4,085     4,490
  Income from continuing
   operations................   26,121    20,976    14,748     9,529     8,526
  Discontinued operations
   (loss)....................       --        --       690    (4,898)     (585)
  Net income.................   26,121    20,976    15,438     4,632     7,941
  Per Common Share:
    Income from continuing
     operations.............. $   1.13  $    .91  $    .65  $    .43  $    .38
    Net income...............     1.13       .91       .68       .21       .36
    Dividends, Class A.......      .12       .05       .04       .04       .04
    Dividends, Class B.......      .10       .04       .04       .03       .03
    Book value...............     5.81      4.67      3.70      2.97      2.78
  Long-term debt.............       --       107       204       301       413
  Funded debt to total
   capital...................     1:28      1:21      1:35      1:59      1:30
  Retained earnings.......... $104,323  $ 80,963  $ 61,165  $ 46,662  $ 42,832
  Fixed assets (net).........   56,167    48,454    44,419    35,265    32,155
  Total assets...............  191,476   160,630   129,029   106,986    89,417
  From continuing operations:
    Return on equity.........       22%       22%       19%       15%       15%
    Pretax income as % of
     sales...................     15.1%     15.7%     13.1%      9.2%      9.1%
    Income as % of sales.....      9.6%      9.8%      8.6%      6.4%      5.9%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales increased 27%, 24% and 16% in fiscal 1995, 1994 and 1993. Gains in sales of connectors and controls were significant during these periods led by increases in sales of automotive controls of 22% in 1995, 35% in 1994 and 25% in 1993. Methode manufactures electronic devices for the automotive, computer, voice and data communications, industrial, military and aerospace, and consumer marketplaces. In fiscal years 1993 through 1995, sales were split about evenly between automotive controls and shipments of other electronic components. Sales of automotive control devices benefitted from a buoyant automotive market and an increase in per-vehicle controls requirements. Fiscal 1995 also was helped by the commencement of production of automotive airbag products by our Dumbarton, Scotland, plant to service the European market. Network buss sales contributed significantly to the sales gain in 1995 by more than doubling 1994 levels, primarily the result of improvement in the mainframe computer market and an agreement entered into in late fiscal 1994 which allows Methode access to some new customers, products and technology. Our fiber optic connector products and our dataMate termination products also had strong year-to-year sales gains during the three year period. Overall connector sales posted gains of 34%, 16% and 18% in 1995, 1994 and 1993 and were helped by the acquisition of two molded cable assembly operations in the second quarter of 1995 and a fiber optic connector business in the first quarter of 1994. Sales of printed circuits were depressed during the three year period as a result of reductions in defense spending and were further reduced in 1994 by the California earthquake that interrupted production at our largest circuit board facility.

  Other income consisted primarily of earnings from an automotive joint venture, interest income from short-term investments and royalties. All three sources of other income increased significantly from year-to-year during the three year period.

  Cost of products sold as a percentage of sales for 1995, 1994 and 1993 were 72.8%, 71.9% and 72.9%. Gross margins improved in 1994, primarily due to the volume gains discussed above. Gross margins narrowed in 1995 due in part to a slowdown in sales of our catalog connector products, price pressure in the Far East and lower margins on the cable assembly business acquired in 1995.

  Selling and administrative expenses as a percentage of sales were 13.3%, 13.4% and 14.9% in 1995, 1994 and 1993. Reductions in legal and other professional fees and volume gains in 1995 and 1994 were largely responsible for the improvement over 1993.

  The effective income tax rates were 36.1%, 37.3% and 34.6% for the years ended April 30, 1995, 1994 and 1993. The effective income tax rates exceed the statutory federal rate of 35% (34% in 1993) because of the effect of state income taxes partially offset by lower statutory rates on foreign operations. Fiscal 1993 benefitted from tax-free earnings of a foreign subsidiary granted full tax holiday status through December, 1992.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $37,320,000, $16,896,000 and $18,626,000 in 1995, 1994 and 1993, respectively. The decrease in 1994 from 1993 was primarily the result of increased accounts receivable and inventory levels due to higher sales volumes. The increases in 1995 were primarily the result of a leveling off of working capital requirements and increased net income. The molded cable assembly business acquisition, previously mentioned above, was purchased for cash of just under $2,600,000. Capital expenditures and depreciation expenses were $17,422,000 and $10,608,000 in 1995, $12,697,000 and $8,988,000 in 1994, and $16,963,000 and $7,809,000 in 1993. Capital
spending included the purchase of a new test lab facility in 1995 and the purchase of two manufacturing facilities and expansion of a third in 1993. Comparable expenditures were not made in 1994. It is presently expected that fixed asset additions for fiscal 1996 will approximate $20,000,000 and will be financed with internally generated funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14 for an Index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 1995, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about August 10, 1995 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding the above is included under the caption "Security Ownership" in the Registrant's proxy statement to be dated on or about August 10, 1995 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding the above is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 1995 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The response to this portion of Item 14 is included in this report under the caption "List of Financial Statements and Financial Statement Schedules" which is incorporated herein by reference.

  (a) (3) LIST OF EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    See "Exhibit Index" immediately following the financial statement schedules.

  (b) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

  (c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    See "Exhibit Index" immediately following the financial statement schedules.

  (d) FINANCIAL STATEMENT SCHEDULES

  The response to this portion of Item 14 is included in this report under the caption "List of Financial Statements and Financial Statement Schedules" which is incorporated herein by reference.

  Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Methode Electronics, Inc.
                                           (Registrant)


                                          By: _________________________________
                                                       Kevin J. Hayes
                                                 Vice President, Treasurer &
                                                          Director

Dated: July 28, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


                                     Chairman of the Board &         July 28, 1995
____________________________________   Director (Principal
        William J. McGinley            Executive Officer)

                                     President & Director            July 28, 1995
____________________________________
         William T. Jensen

                                     Senior Executive Vice           July 28, 1995
____________________________________   President & Director
          Michael G. Andre

                                     Vice President, Treasurer &     July 28, 1995
____________________________________   Director
           Kevin J. Hayes

                                     President, Optical              July 28, 1995
____________________________________   Interconnect Products
         James W. McGinley             Group, & Director

                                     Secretary & Director            July 28, 1995
____________________________________
          James W. Ashley

                                     Director                        July 28, 1995
____________________________________
          William C. Croft

                                     Director                        July 28, 1995
____________________________________
         Raymond J. Roberts

                                     Director                        July 28, 1995
____________________________________
          George C. Wright


                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                   FORM 10-K

                             ITEM 14(A)(1) AND (2)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

    Consolidated Balance Sheets--April 30, 1995 and 1994

    Consolidated Statements of Income--Years Ended April 30, 1995, 1994, and 1993

    Consolidated Statements of Shareholders' Equity--Years Ended April 30,
     1995, 1994, and 1993

    Consolidated Statements of Cash Flows--Years Ended April 30, 1995,
     1994, and 1993

    Notes to Consolidated Financial Statements

  The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Methode Electronics, Inc.

  We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
June 20, 1995

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             APRIL 30,
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................... $ 40,763,656  $ 26,785,962
  Accounts receivable, less allowance
   (1995--$1,295,000; 1994--$1,200,000).............   39,467,500    36,984,273
  Inventories:
    Finished products...............................    5,213,948     3,650,084
    Work in process.................................   16,863,248    17,856,713
    Materials.......................................   10,845,224     6,107,491
                                                     ------------  ------------
                                                       32,922,420    27,614,288
  Current deferred income taxes.....................    3,601,000     3,434,000
  Prepaid expenses..................................    2,939,338     2,216,332
                                                     ------------  ------------
      Total current assets..........................  119,693,914    97,034,855
OTHER ASSETS
Intangible benefit plan asset (Note 5)..............    4,269,525     4,937,257
Cash surrender value of life insurance..............    5,019,519     4,525,888
Other...............................................    6,346,333     5,678,415
                                                     ------------  ------------
                                                       15,635,377    15,141,560
PROPERTY, PLANT, AND EQUIPMENT
Land................................................    1,184,310     1,171,347
Buildings and building improvements.................   28,222,215    24,165,838
Machinery and equipment.............................  103,334,376    88,112,517
                                                     ------------  ------------
                                                      132,740,901   113,449,702
Less: Allowances for depreciation...................   76,574,297    64,995,753
                                                     ------------  ------------
                                                       56,166,604    48,453,949
                                                     ------------  ------------
                                                     $191,495,895  $160,630,364
                                                     ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $ 19,997,465  $ 16,824,661
  Salaries, wages, and payroll taxes................    5,977,969     5,349,652
  Other accrued expenses............................   10,410,379     8,120,262
  Income taxes......................................    2,219,351     2,551,584
  Notes payable.....................................    5,067,450     5,330,413
                                                     ------------  ------------
      Total current liabilities.....................   43,672,614    38,176,572
Accumulated benefit plan obligation (Note 5)........    3,629,330     4,218,764
Other liabilities...................................    2,616,815     4,361,120
Deferred compensation...............................    6,654,879     5,997,203
SHAREHOLDERS' EQUITY (NOTE 3)
Common Stock, Class A...............................   11,025,006    10,967,861
Common Stock, Class B...............................      640,483       642,846
Stock Awards........................................     (988,015)     (720,064)
Additional paid-in capital..........................   17,106,383    14,795,130
Retained earnings...................................  104,322,709    80,963,058
Foreign currency translation adjustment.............    2,859,897     1,272,080
                                                     ------------  ------------
                                                      134,966,463   107,920,911
Less: Cost of shares in treasury....................       44,206        44,206
                                                     ------------  ------------
                                                      134,922,257   107,876,705
                                                     ------------  ------------
                                                     $191,495,895  $160,630,364
                                                     ============  ============

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED APRIL 30,
                                          --------------------------------------
                                              1995         1994         1993
                                          ------------ ------------ ------------
Income:
  Net sales (Note 9)....................  $270,747,848 $213,297,846 $172,038,319
  Other.................................     3,732,237    2,461,106    1,693,089
                                          ------------ ------------ ------------
                                           274,480,085  215,758,952  173,731,408
Costs and expenses:
  Cost of products sold.................   197,215,648  153,370,316  125,483,416
  Selling and administrative expenses...    36,056,404   28,513,994   25,428,656
  Interest expense......................       361,644      398,215      271,725
                                          ------------ ------------ ------------
                                           233,633,696  182,282,525  151,183,797
                                          ------------ ------------ ------------
Income from continuing operations before
 income taxes...........................    40,846,389   33,476,427   22,547,611
Income taxes (Note 6)...................    14,725,000   12,500,000    7,800,000
                                          ------------ ------------ ------------
Income from continuing operations.......    26,121,389   20,976,427   14,747,611
Gain on sale of business less applicable
 tax of $460,000 (Note 2)...............           --           --       690,000
                                          ------------ ------------ ------------
Net income..............................  $ 26,121,389 $ 20,976,427 $ 15,437,611
                                          ============ ============ ============
Amounts per Common Share (Note 3):
  Income from continuing operations.....         $1.13         $.91         $.65
  Net income............................         $1.13         $.91          .68
  Cash dividends:
    Class A.............................          $.12         $.05          .04
    Class B.............................          $.10         $.04          .04
  Weighted average number of Common
   Shares outstanding...................    23,114,000   23,004,000   22,613,000



                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1995, 1994, AND 1993

                                                                                          FOREIGN
                            COMMON     COMMON               ADDITIONAL                   CURRENCY
                            STOCK,     STOCK,     STOCK       PAID-IN      RETAINED     TRANSLATION  TREASURY
                            CLASS A   CLASS B     AWARDS      CAPITAL      EARNINGS     ADJUSTMENT    STOCK
                          ----------- --------  ----------  -----------  -------------  -----------  --------
Balance at May 1, 1992..  $ 5,045,908 $658,348  $ (810,447) $15,211,183  $  46,661,829  $  865,576   $(44,206)
Stock Award grant of
 37,660 shares of Common
 Stock, Class A.........       18,830      --     (605,989)     587,159            --          --         --
Earned portion of Stock
 Awards.................          --       --      916,149          --             --          --         --
Tax benefit from
 appreciation of Stock
 Awards.................          --       --          --       201,000            --          --         --
One hundred percent
 stock dividend paid in
 Common Stock, Class A..    5,723,086      --          --    (5,723,086)           --          --         --
Issuance of 119,690
 shares of Common Stock,
 Class A (Note 2).......       59,845      --          --     1,481,155            --          --         --
Conversion of 22,982
 shares of Common Stock,
 Class B, to 22,982
 shares of Common Stock,
 Class A................       11,491  (11,491)        --           --             --          --         --
Foreign currency
 translation adjustment.          --       --          --           --             --       (1,563)       --
Net income for the year.          --       --          --           --      15,437,611         --         --
Cash dividends on Common
 Stock..................          --       --          --           --        (934,319)        --         --
                          ----------- --------  ----------  -----------  -------------  ----------   --------
Balance at April 30,
 1993...................   10,859,160  646,857    (500,287)  11,757,411     61,165,121     864,013    (44,206)
Stock Award grant of
 106,885 shares of
 Common Stock, Class A..       53,443      --   (1,229,178)   1,175,735            --          --         --
Earned portion of Stock
 Awards.................          --             1,009,401          --             --          --         --
Tax benefit from
 appreciation of Stock
 Awards.................          --       --          --       788,000            --          --         --
Issuance of 102,496
 shares of Common Stock,
 Class A (Note 2).......       51,247      --          --     1,073,984            --          --         --
Conversion of 8,024
 shares of Common Stock,
 Class B, to 8,024
 shares of Common Stock,
 Class A................        4,011   (4,011)        --           --             --          --         --
Foreign currency
 translation adjustment.          --       --          --           --             --      408,067        --
Net income for the year.          --       --          --           --      20,976,427         --         --
Cash dividends on Common
 Stock..................          --       --          --           --      (1,178,490)        --         --
                          ----------- --------  ----------  -----------  -------------  ----------   --------
Balance at April 30,
 1994...................   10,967,861  642,846    (720,064)  14,795,130     80,963,058   1,272,080    (44,206)
Stock Award grant of
 109,565 shares of
 Common Stock, Class A..       54,782      --   (1,767,035)   1,712,253            --          --         --
Earned portion of Stock
 Awards.................          --       --    1,499,084          --             --          --         --
Tax benefit from
 appreciation of Stock
 Awards.................          --       --          --       599,000            --          --         --
Conversion of 4,725
 shares of Common Stock,
 Class B, to 4,725
 shares of Common Stock,
 Class A................        2,363   (2,363)        --           --             --          --         --
Foreign currency
 translation adjustment.          --       --          --           --             --    1,587,817        --
Net income for the year.          --       --          --           --      26,121,389         --         --
Cash dividends on Common
 Stock..................          --       --          --           --      (2,761,738)        --         --
                          ----------- --------  ----------  -----------  -------------  ----------   --------
Balance at April 30,
 1995...................  $11,025,006 $640,483   $(988,015) $17,106,383  $104, 322,709  $2,859,897   $(44,206)
                          =========== ========  ==========  ===========  =============  ==========   ========

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED APRIL 30,
                                        -------------------------------------
                                           1995         1994         1993
                                        -----------  -----------  -----------
OPERATING ACTIVITIES
Income from continuing operations...... $26,121,389  $20,976,427  $14,747,611
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities:
  Provision for depreciation and
   amortization........................  10,608,121    8,988,054    7,808,734
  Provision for losses on accounts
   receivable..........................     157,000      155,000      279,000
  Provision for deferred compensation
   and supplemental executive benefit
   plan................................     735,974      803,978    1,190,742
  Provision for deferred income taxes..     150,000      250,000   (1,132,000)
  Amortization of Stock Awards.........   1,499,084    1,009,401      916,149
  Changes in operating assets and
   liabilities:
    Accounts receivable................  (2,640,227) (10,247,415)  (8,163,583)
    Inventories........................  (3,659,668)  (8,511,944)  (3,573,186)
    Prepaid expenses...................    (355,103)    (936,757)    (161,529)
    Accounts payable and accrued
     expenses..........................   4,703,232    4,409,463    5,644,305
                                        -----------  -----------  -----------
                                         37,319,802   16,896,207   17,556,243
Discontinued operations................         --           --     1,069,829
                                        -----------  -----------  -----------
Net cash provided by operating
 activities............................  37,319,802   16,896,207   18,626,072
INVESTING ACTIVITIES
Purchases of property, plant, and
 equipment............................. (17,421,612) (12,696,706) (16,963,063)
Purchase of subsidiaries (Note 2)......  (2,593,063)         --           --
Purchases of life insurance policies...    (493,631)    (598,672)    (669,626)
Proceeds from sale of business.........         --           --       833,507
Other..................................     287,899     (209,518)     (85,937)
                                        -----------  -----------  -----------
Net cash used in investing activities.. (20,220,407) (13,504,896) (16,885,119)
FINANCING ACTIVITIES
Borrowings (repayments) on lines of
 credit and long-term borrowings.......    (359,963)   2,671,421    1,302,046
Dividends..............................  (2,761,738)  (1,178,490)    (934,319)
                                        -----------  -----------  -----------
Net cash provided by (used in)
 financing activities..................  (3,121,701)   1,492,931      367,727
                                        -----------  -----------  -----------
Increase in cash and cash equivalents..  13,977,694    4,884,242    2,108,680
Cash and cash equivalents at beginning
 of year...............................  26,785,962   21,901,720   19,793,040
                                        -----------  -----------  -----------
Cash and cash equivalents at end of
 year.................................. $40,763,656  $26,785,962  $21,901,720
                                        ===========  ===========  ===========


                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1995

1. SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned.

 Cash Equivalents

  All highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the balance sheet as cash equivalents.

 Inventories

  Inventories are stated at the lower of cost (first in, first out method) or market.

 Property, Plant and Equipment

  Properties are stated on the basis of cost. The Company amortizes such costs by annual charges to income, computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

 Research and Development Costs

  Costs associated with the development of new products are charged to expense when incurred. Research and development costs for continuing operations for the years ended April 30, 1995, 1994, and 1993 amounted to $14,120,000,
$11,120,000, and $8,880,000, respectively.

 Earnings Per Share

  Net income per Common Share is based on the weighted average number of Common Shares outstanding. The dilutive effect on net income per Common Share assuming the vesting of unearned Stock Awards is not significant.

 Fair Value of Financial Instruments

  The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The weighted average interest rates on such borrowings for the years ended April 30, 1995, 1994, and 1993 were 5.28%, 4.51%, and 2.91%, respectively.

2. ACQUISITIONS AND DISPOSALS

  On September 9, 1994, the Company purchased for cash, a molded cable assembly business with operations located in North Haven, Connecticut, and Limerick, Ireland.

  On April 30, 1993, the Company issued 119,690 shares of Common Stock, Class A, as an advance on the purchase of Mikon, Ltd., a manufacturer of fiber-optic cable assemblies located in England. On June 28, 1993, 102,496 additional shares of Common Stock, Class A, were issued upon completion of this acquisition.

  Both acquisitions were accounted for as purchases. Had these acquisitions been made as of the beginning of fiscal 1993, sales and operating results would not have been materially different than reported.

  On February 8, 1993, the Company sold the operations of Trace Instruments Co. Inc., a manufacturer of automatic circuit verification test equipment. The operating results of Trace have been reflected as discontinued operations for all years presented. Net sales for Trace were $2,286,570 in 1993.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

3. SHAREHOLDERS' EQUITY

 Preferred Stock

  The Company has 50,000 authorized shares of Series A, 4% cumulative convertible Preferred Stock, par value $100 per share, of which none was outstanding at April 30, 1995.

 Common Stock

  Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 1995, 1,953,894 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's Incentive Stock Award Plans.

  Common Stock, par value $.50 per share, authorized, issued and in treasury, was as follows:

                                          APRIL 30, 1995       APRIL 30, 1994
                                           COMMON STOCK         COMMON STOCK
                                       -------------------- --------------------
                                        CLASS A    CLASS B   CLASS A    CLASS B
                                       ---------- --------- ---------- ---------
      Authorized...................... 50,000,000 5,000,000 50,000,000 5,000,000
      Issued.......................... 22,050,012 1,280,966 21,935,722 1,285,691
      In treasury.....................     85,400    12,200     85,400    12,200

 Stock Awards

  The Company has an Incentive Stock Award Plan (Incentive Plan) which permits the issuance of up to 2,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 1,413,822 shares have been awarded through April 30, 1995. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If, for any reason other than retirement, disability, or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants.

  The Company also has an Incentive Stock Award Plan for Nonemployee Directors which permits the issuance of up to 80,000 shares of Common Stock, Class A, to nonemployee directors, of which 56,000 shares have been awarded at April 30, 1995. Shares awarded pursuant to this plan have no vesting restrictions.

4. EMPLOYEE STOCK OWNERSHIP PLAN

  The Company has an Employee Stock Ownership Plan for the benefit of full-time employees who have completed one year of service. The purpose of the Plan is to assist employees to accumulate capital ownership in the Company and through that ownership to promote in them a strong interest in the successful operation of the Company. The Company made cash contributions of $1,200,000, $1,100,000, and $900,000 to the Plan during fiscal 1995, 1994, and 1993, respectively.

5. SUPPLEMENTAL EXECUTIVE BENEFIT PLAN

  In fiscal 1992, the Company adopted an unfunded defined-benefit plan covering certain key executives. Benefits under the Plan are in recognition of significant contributions to the success of the Company made by the executives during their many years of service with the Company prior to adoption of the Plan. Annual payments of $900,000 pursuant to the plan are being made through fiscal year 2001.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  The net periodic cost recognized as expense for this plan was as follows:

                                         PRIOR SERVICE COSTS INTEREST   TOTAL
                                         ------------------- -------- ----------
      1995..............................      $667,732       $310,566 $  978,298
      1994..............................       667,732        348,426  1,016,158
      1993..............................       667,732        420,806  1,088,538

  The weighted-average assumed discount rate used to measure the projected benefit obligation in all years was 6 2/3%.

6. INCOME TAXES

  Effective May 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company has elected not to restate the consolidated financial statements of any prior periods to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes as of May 1, 1993 and the effect of this change on the provision for income taxes for the year ended April 30, 1994 were not material.

  Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

  Significant components of the Company's deferred tax assets and liabilities as of April 30 were as follows:

                                                             1995       1994
                                                          ---------- ----------
      Deferred tax liabilities:
        Accelerated tax depreciation..................... $4,208,000 $3,962,000
        Other............................................     61,000     61,000
                                                          ---------- ----------
          Total deferred tax liabilities.................  4,269,000  4,023,000
      Deferred tax assets:
        Deferred compensation and Stock Awards...........  3,503,000  2,961,000
        Inventory valuation differences..................  1,608,000  1,768,000
        Environmental reserves...........................  1,403,000  2,090,000
        Other accruals...................................  1,641,000  1,286,000
        Net operating loss carryforwards.................    165,000    550,000
                                                          ---------- ----------
                                                           8,320,000  8,655,000
      Less: Valuation allowance..........................    165,000    550,000
                                                          ---------- ----------
          Total deferred tax assets......................  8,155,000  8,105,000
                                                          ---------- ----------
          Net deferred tax assets........................ $3,886,000 $4,082,000
                                                          ========== ==========
      Net current deferred tax assets.................... $3,601,000 $3,434,000
      Net noncurrent deferred tax assets.................    285,000    648,000
                                                          ---------- ----------
                                                          $3,886,000 $4,082,000
                                                          ========== ==========

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  Income taxes on income from continuing operations consisted of the following:

                                                1995        1994        1993
                                             ----------- ----------- ----------
      Current:
        Federal............................. $11,726,000 $ 9,994,000 $7,342,000
        Foreign.............................     324,000     161,000        --
        State...............................   2,525,000   2,095,000  1,590,000
                                             ----------- ----------- ----------
                                              14,575,000  12,250,000  8,932,000
      Deferred (credit).....................     150,000     250,000 (1,132,000)
                                             ----------- ----------- ----------
                                             $14,725,000 $12,500,000 $7,800,000
                                             =========== =========== ==========

  A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate (35% in 1995 and 1994 and 34% in 1993) to pretax earnings is as follows:

                                             1995         1994         1993
                                          -----------  -----------  ----------
      Income tax at statutory rate....... $14,296,000  $11,717,000  $7,666,000
      Effect of:
        State income taxes...............   1,641,000    1,362,000   1,049,000
        Foreign operations with lower
         statutory rates.................    (865,000)    (444,000)   (819,000)
        Other--Net.......................    (347,000)    (135,000)    (96,000)
                                          -----------  -----------  ----------
      Income tax provision............... $14,725,000  $12,500,000  $7,800,000
                                          ===========  ===========  ==========

  Deferred income tax credits for the fiscal year 1993 resulted from the following:

      Accelerated depreciation for tax purposes................... $   (87,000)
      Deferred compensation and Stock Awards......................    (665,000)
      Other--Net..................................................    (380,000)
                                                                   -----------
                                                                   $(1,132,000)
                                                                   ===========

  The Company paid income taxes of approximately $14,147,000 in 1995, $9,885,000 in 1994, and $7,297,000 in 1993. No provision has been made for income taxes of approximately $4,500,000 at April 30, 1995, which would be payable should undistributed net income of $11,623,000 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

7. ENVIRONMENTAL MATTERS

  The Company is involved in environmental investigation and/or remediation at certain of its present plant sites. The Company is not yet able to determine when such remediation activity will be complete.

  At April 30, 1995 and 1994, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of approximately $4,000,000 and $5,700,000, respectively. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

  In 1995, the Company spent $1,615,000 on remediation cleanups and related studies compared with $502,000 in 1994, and $529,000 in 1993. In 1995, the costs associated with environmental matters as they relate to day-to-day activities were not material.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

8. PENDING LITIGATION

  Certain litigation arising in the normal course of business is pending against the Company. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements of the Company.

9. DESCRIPTION OF BUSINESS

  The Company operates in one industry segment, which consists of the manufacture of electronic components that connect, convey and control electrical energy, pulse and signal, including connectors, interconnect devices, controls, printed circuits, and current-carrying distribution systems. The Company manufactures products with applications in the automotive, computer, voice and data communications, industrial, military and aerospace, and consumer electronics industries.

  Sales to two automotive customers approximated 42%, 45%, and 33% of net sales from continuing operations in the years ended April 30, 1995, 1994, and 1993, respectively.

  At April 30, 1995 and 1994, accounts receivable from customers in the automotive industry were approximately $22,147,000 and $24,511,000, respectively. Receivables are generally due within 30 days. Credit losses relating to all customers consistently have been within management's expectation.

  Information about the Company's continuing operations in different geographic regions is as follows:

                                            1995         1994         1993
                                        ------------ ------------ ------------
      Net sales:
        Domestic....................... $226,024,411 $185,898,114 $152,228,034
        Far East.......................   18,931,172   17,981,519   16,010,775
        Europe.........................   25,792,265    9,418,213    3,799,510
                                        ------------ ------------ ------------
                                        $270,747,848 $213,297,846 $172,038,319
                                        ============ ============ ============
      Operating profit (loss):
        Domestic....................... $ 37,237,411 $ 31,254,421 $ 19,756,078
        Far East.......................       55,404    1,756,373    3,138,632
        Europe.........................    2,421,373       56,857     (728,982)
        Income and expenses not
         allocated to areas............    1,132,201      408,776      381,883
                                        ------------ ------------ ------------
                                        $ 40,846,389 $ 33,476,427 $ 22,547,611
                                        ============ ============ ============
      Assets:
        Domestic....................... $155,850,737 $134,838,931 $110,494,977
        Far East.......................   23,434,566   21,262,994   16,684,328
        Europe.........................   12,210,592    4,528,439    1,849,218
                                        ------------ ------------ ------------
                                        $191,495,895 $160,630,364 $129,028,523
                                        ============ ============ ============

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

10. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 1995.

                                               FISCAL YEAR 1995
                                                 QUARTER ENDED
                                -----------------------------------------------
                                  JULY 31   OCTOBER 31  JANUARY 31   APRIL 30
                                ----------- ----------- ----------- -----------
      Net sales................ $57,763,484 $66,783,591 $67,386,826 $78,813,947
      Gross profit.............  16,782,481  17,788,071  17,877,752  21,083,896
      Net income...............   5,828,945   5,990,362   5,964,812   8,337,270
      Net income per Common
       Share...................         .25         .26         .26         .36
                                               FISCAL YEAR 1994
                                                 QUARTER ENDED
                                -----------------------------------------------
                                  JULY 31   OCTOBER 31  JANUARY 31   APRIL 30
                                ----------- ----------- ----------- -----------
      Net sales................ $43,512,333 $52,972,189 $52,985,895 $63,827,429
      Gross profit.............  11,691,905  14,635,286  14,673,667  18,926,672
      Net income...............   3,598,133   4,881,691   5,138,063   7,358,540
      Net income per Common
       Share...................         .16         .21         .22         .32

                               INDEX TO EXHIBITS

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                         DESCRIPTION                           NUMBER
  -------                        -----------                         ----------

  3.1      Certificate of Incorporation of Registrant, as amended
           and currently in effect(1)
  3.2      By-Laws of Registrant, as amended and currently in ef-
           fect(1)
  4.1      Article Fourth of Certificate of Incorporation of Reg-
           istrant, as amended and currently in effect (Included
           in Exhibit 3.1)
 10.1      Methode Electronics, Inc. Employee Stock Ownership Plan
           dated February 24, 1977(3)*
 10.2      Methode Electronics, Inc. Employee Stock Ownership Plan
           and Trust Amendment No. 1(3)*
 10.3      Methode Electronics, Inc. Employee Stock Ownership
           Trust(3)*
 10.4      Methode Electronics, Inc. Employee Stock Ownership
           Trust--Amendment No. 1(3)*
 10.5      Letter Agreement dated December 27, 1978, between the
           Registrant and Kevin Hayes regarding management bo-
           nus(2)*
 10.6      Letter Agreement dated December 27, 1978, between the
           Registrant and William T. Jensen regarding management
           bonus(2)*
 10.7      Letter Agreement dated December 27, 1978, between the
           Registrant and William J. McGinley regarding management
           bonus(2)*
 10.8      Lease Agreement between the City of Carthage, Illinois
           and Carthage Precision Electric Co.(4) dated as of June
           1, 1975(2)
 10.9      Supplemental Lease Agreement between the City of Car-
           thage, Illinois and Carthage Precision Electric Co.(4)
           dated as of June 1, 1977(2)
 10.10     Supplemental Lease Agreement between the City of Car-
           thage, Illinois and Carthage Precision Electric Co.(4)
           dated as of April 1, 1983(5)
 10.11     Methode Electronics, Inc. Incentive Stock Award
           Plan(5)*
 10.12     Methode Electronics, Inc. Supplemental Executive Bene-
           fit Plan(6)*
 10.13     Methode Electronics, Inc. Managerial Bonus and Matching
           Bonus Plan (also referred to as the Longevity Contin-
           gent Bonus Program)(6)*
 10.14     Methode Electronics, Inc. Capital Accumulation Plan(6)*
 10.15     Incentive Stock Award Plan for Non-Employee Direc-
           tors(7)*
 10.16     Methode Electronics, Inc. 401(k) Savings Plan(7)*
 10.17     Methode Electronics, Inc. 401(k) Savings Trust(7)*
 10.18     Methode Electronics, Inc. Electronic Controls Division
           Cash and Class A Common Stock Bonus Plan(8)*
 11        Computation of Earnings per Common Share                      23
 21        Subsidiaries of the Registrant                                24
 23.1      Consent of Independent Auditors                               25
 27        Financial Data Schedules                                      26

- --------
(1) Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993 and incorporated herein by reference.
(2) Previously filed with Registrant's Registration Statement No. 2-80666 filed December 1, 1982 and incorporated herein by reference.
(3) Previously filed with Registrant's S-8 Registration Statement No. 2-60613 and incorporated herein by reference.

(4) Carthage Precision Electric Co., a former subsidiary of the Registrant, was merged into the Registrant on July 30, 1984.
(5) Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984 and incorporated herein by reference.
(6) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994 and incorporated herein by reference.
(7) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(8) Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and incorporated herein by reference.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.