Form 10-Q
period 1995-07-31
METHODE ELECTRONICS INC
filed 1995-09-13
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      __________________________________

                                 FORM  1 0 - Q

(Mark One)  [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities and Exchange Act of 1934
                   for the quarterly period ended July 31, 1995

                                      or

            [_]  Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934.
                       __________________________________

                         Commission file number 0-2816.

                           METHODE ELECTRONICS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)


           Delaware                                             36-2090085
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



7444 West Wilson Avenue, Harwood Heights, Illinois                60656
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



(Registrant's telephone number, including area code)     (708) 867-9600
                                                    --------------------------



                                     None
-------------------------------------------------------------------------------

(Former name, former address, former fiscal year, if changed since last report)



     At September 8, 1995, Registrant had 22,170,059 shares of Class A Common Stock and 1,268,766 shares of Class B Common Stock outstanding.

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


                  Yes   x                            No
                      -----                             -----

                                     INDEX

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements (unaudited)


     Condensed consolidated balance sheets---July 31, 1995 and April 30, 1995.


     Condensed consolidated statements of income---Three months ended July 31, 1995 and 1994.


     Condensed statements of cash flows---Three months ended July 31, 1995 and 1994.


     Note to condensed consolidated financial statements---July 31, 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION
--------------------------


Item 6.  Exhibits and reports on Form 8-K



SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                               July 31,     April 30,
                                                 1995          1995
                                              (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $ 44,517,922  $ 40,763,656
  Accounts receivable, less allowance
   of $1,295,000                               36,517,495    39,467,500
 Inventories:
    Finished products                           5,279,307     5,213,948
    Work in process                            15,005,545    16,863,248
    Materials                                  10,129,495    10,845,224
                                             ------------  ------------
                                               30,414,347    32,922,420

  Current deferred income taxes                 3,601,000     3,601,000
  Prepaid expenses                              1,608,905     2,939,338
                                              -----------  ------------
        TOTAL CURRENT ASSETS                  116,659,669   119,693,914

PROPERTY, PLANT AND EQUIPMENT                 137,053,459   132,740,901
  Less allowance for depreciation              79,569,399    76,574,297
                                             ------------  ------------
                                               57,484,060    56,166,604

INTANGIBLE BENEFIT PLAN ASSET                   4,102,592     4,269,525

OTHER ASSETS                                   10,946,039    11,365,852
                                             ------------  ------------

                                             $189,192,360  $191,495,895
                                             ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                 $ 15,115,961  $ 25,064,915
  Other current liabilities                    20,404,875    18,607,699
                                             ------------  ------------

        TOTAL CURRENT LIABILITIES              35,520,836    43,672,614

OTHER LIABILITIES                               2,586,815     2,616,815

DEFERRED COMPENSATION                           6,613,880     6,654,879

ACCUMULATED BENEFIT PLAN OBLIGATION             3,696,986     3,629,330

SHAREHOLDERS' EQUITY
  Common Stock                                 11,714,062    11,665,489
  Paid in capital                              18,733,561    17,106,383
  Retained earnings                           109,626,460   104,322,709
  Other shareholders' equity                      699,760     1,827,676
                                             ------------  ------------
                                              140,773,843   134,922,257
                                             ------------  ------------

                                             $189,192,360  $191,495,895
                                             ============  ============

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                           Three Months Ended
                                                July 31,
                                        ------------------------
                                           1995         1994
                                        -----------  -----------
INCOME:
 Net Sales                              $68,215,814  $57,763,484
 Other                                    1,165,843      806,642
                                        -----------  -----------
     Total                               69,381,657   58,570,126

COSTS AND EXPENSES:
 Cost of products sold                   49,590,774   40,981,003
 Selling and administrative expenses      9,234,437    8,185,178
                                        -----------  -----------

     Total                               58,825,211   49,166,181
                                        -----------  -----------

Income before income taxes               10,556,446    9,403,945

Provision for income taxes                3,853,000    3,575,000
                                        -----------  -----------

     NET INCOME                         $ 6,703,446  $ 5,828,945
                                        ===========  ===========

Weighted average number of Common
 Shares outstanding                      23,186,000   23,073,000

Earnings per Common Share                      $.29         $.25
                                               ====         ====


Cash dividends per Common Share
  Class A                                      $.06        $.030
  Class B                                      $.06        $.025

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                         Three Months Ended
                                              July 31
                                     --------------------------
                                        1995           1994
                                     -----------    -----------
OPERATING ACTIVITIES
 Net Income                          $ 6,703,446    $ 5,828,945
 Provision for depreciation
  and amortization                     3,051,381      2,466,626
 Changes in operating assets
  and liabilities                      3,201,370     (5,474,835)
 Other                                   280,373        400,199
                                     -----------    -----------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES            13,236,570      3,220,935

INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment                           (4,368,837)    (4,194,027)
 Other                                   646,278        809,028
                                     -----------    -----------
      NET CASH USED IN
      INVESTING ACTIVITIES            (3,722,559)    (3,384,999)

FINANCING ACTIVITIES
 Dividends                            (1,399,695)      (690,355)
 Other                                (4,360,050)       490,778
                                     -----------    -----------
      NET CASH USED IN
      FINANCING ACTIVITIES            (5,759,745)      (199,577)
                                     -----------    -----------

      INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS             3,754,266       (363,641)

Cash and cash equivalents at
 beginning of period                  40,763,656     26,785,962
                                     -----------    -----------

      CASH AND CASH EQUIVALENTS
      AT END OF PERIOD               $44,517,922    $26,422,321
                                     ===========    ===========


See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 1995


NOTE -- BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

     Net sales for the first quarter of fiscal 1996 increased 18% to $68,216,000, compared with $57,763,000 for the first quarter last year. The connector operations had significant sales gains over the prior year first quarter led by a strong performance by our worldwide fiber optic sales and boosted by the inclusion of the former ETOS Fujikara International operation purchased by Methode in the second quarter of fiscal 1995. Sales of automotive controls, which represent approximately half of Methode's business, posted only a modest increase during the current quarter compared to the prior year first quarter. Sales of Network Buss products improved significantly aided by an improved mainframe computer marketplace and the successful acquisition of the Rogers Corporation buss bar business which Methode purchased in late fiscal 1994. Sales by our circuit operations were down compared with last year's first quarter.

     Other income consisted primarily of interest income on short-term investments, earnings from an automotive joint venture, and royalties.

     Cost of products sold as a percentage of sales for the quarter increased to 72.7% compared with the year-ago period of 70.9%. Gross margins on connectors and controls, which represent approximately 85% of our business, narrowed during the quarter due to price pressure and lower margins on the cable assembly business acquired in 1995. Margins on our Network Buss products improved due to the volume gains discussed above.

     Selling and administrative expenses as a percentage of sales were 13.5% in the first quarter of fiscal 1996, down from 14.2% for the year-ago period. Sales volume gains were primarily responsible for this improvement.

     The effective income tax rates were 36.5% and 38% for the quarters ended July 31, 1995 and 1994, respectively. The effective income tax rates exceed the statutory federal rate of 35% because of the effect of state income taxes partially offset by lower statutory rates on foreign operations.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $13,237,000 in the first quarter of fiscal 1996, up from the $3,221,000 provided during the year-ago period. The increase was primarily the result of decreased working capital requirements which rose sharply in the first quarter of 1995 to support volume gains and increased net income.

     Capital expenditures and depreciation expense were $4,369,000 and $3,051,000 in fiscal 1996 and $4,194,000 and $2,467,000 in fiscal 1995. It is presently expected that fixed asset additions for fiscal 1996 will approximate $20,000,000 and will be financed with internally generated funds.

PART II.  OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a) Exhibits
        --------

                               INDEX TO EXHIBITS

                                                                     Sequential
Exhibit                                                                 Page
Number                          Description                            Number
------                          -----------                            ------

 3.1     Certificate of Incorporation of Registrant, as amended and currently in effect(1)
 3.2     By-Laws of Registrant, as amended and currently in
         effect(1)
 4.1     Article Fourth of Certificate of Incorporation of
         Registrant, as amended and currently in effect (Included in
         Exhibit 3.1)
10.1     Methode Electronics, Inc. Employee Stock Ownership Plan
         dated February 24, 1977(3)*
10.2     Methode Electronics, Inc. Employee Stock Ownership Plan and
         Trust  Amendment No. 1(3)*
10.3     Methode Electronics, Inc. Employee Stock Ownership Trust(3)*
10.4     Methode Electronics, Inc. Employee Stock Ownership Trust-
         Amendment No. 1(3)*
10.5     Letter Agreement dated December 27, 1978, between the
         Registrant and Kevin Hayes regarding management bonus(2)*
10.6     Letter Agreement dated December 27, 1978, between the
         Registrant and William T. Jensen regarding management
         bonus(2)*
10.7     Letter Agreement dated December 27, 1978, between the
         Registrant and William J. McGinley regarding management
         bonus(2)*
10.8     Lease Agreement between the City of Carthage, Illinois and
         Carthage Precision Electric Co.(4) dated as of June 1,
         1975(2)
10.9     Supplemental Lease Agreement between the City of Carthage,
         Illinois and Carthage Precision Electric Co.(4) dated as of
         June 1, 1977(2)
10.10    Supplemental Lease Agreement between the City of Carthage,
         Illinois and Carthage Precision Electric Co.(4) dated as of
         April 1, 1983(5)
10.11    Methode Electronics, Inc. Incentive Stock Award Plan(5)*
10.12    Methode Electronics, Inc. Supplemental Executive Benefit
         Plan(6)*
10.13    Methode Electronics, Inc. Managerial Bonus and Matching
         Bonus Plan (also referred to as the Longevity Contingent
         Bonus Program)(6)*
10.14    Methode Electronics, Inc. Capital Accumulation Plan(6)*
10.15    Incentive Stock Award Plan for Non-Employee Directors(7)*
10.16    Methode Electronics, Inc. 401(k) Savings Plan(7)*
10.17    Methode Electronics, Inc. 401(k) Savings Trust(7)*
10.18    Methode Electronics, Inc. Electronic Controls Division
         Cash and Class A Common Stock Bonus Plan(8)*
27       Financial Data Schedules                                        10
__________
(1) Previously filed with Registrant's Form S-3 Registration Statement No.33-61940 filed April 30, 1993 and incorporated herein by reference.
(2) Previously filed with Registrant's Registration Statement No.2-80666 filed December 1, 1982 and incorporated herein by reference.

(3) Previously filed with Registrant's S-8 Registration Statement No.2-60613 and incorporated herein by reference.
(4) Carthage Precision Electric Co., a former subsidiary of the Registrant, was merged into the Registrant on July 30, 1984.
(5) Previously filed with Registrant's Registration Statement No.2-92902 filed August 23, 1984 and incorporated herein by reference.
(6) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994 and incorporated herein by reference.
(7) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(8) Previously filed with Registrant's S-8 Registration Statement No.33-88036 and incorporated herein by reference.

     *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 of Form 10-Q.


     b) Reports on Form 8-K
        -------------------

     The Company did not file a report on Form 8-K during the three months ended July 31, 1995.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Methode Electronics, Inc.
                                         -------------------------------------



                                   By:   _____________________________________
                                              Kevin Hayes, Vice President
                                               (Principal Financial and
                                                  Accounting Officer)



Dated:        September 12, 1995
            ---------------------