Form 10-Q
period 1995-10-31
METHODE ELECTRONICS INC
filed 1995-12-15
CIK 65270

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                       __________________________________

                                 FORM  1 0 - Q

(Mark One) [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934
                for the quarterly period ended October 31, 1995

                                       or

           [_]   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                       __________________________________

                         Commission file number 0-2816.

                           METHODE ELECTRONICS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)


          Delaware                                            36-2090085
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



7444 West Wilson Avenue, Harwood Heights, Illinois                60656
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



(Registrant's telephone number, including area code)     (708) 867-9600
                                                    --------------------------



                                     None
-------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)



     At December 1, 1995, Registrant had 33,925,049 shares of Class A Common Stock and 1,237,866 shares of Class B Common Stock outstanding.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   x                            No _____
                      -----

                                     INDEX

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION
---------------------------------


Item 1.   Financial Statements (unaudited)


     Condensed consolidated balance sheets---October 31, 1995 and April 30,
     1995.


     Condensed consolidated statements of income---Three months and six months ended October 31, 1995 and 1994.


     Condensed statements of cash flows---Six months ended October 31, 1995 and 1994.


     Notes to condensed consolidated financial statements---October 31, 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION
-----------------------------


Item 4.   Submission of matters to a vote of security holders.

Item 6.   Exhibits and reports on Form 8-K.



SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
                                                     October 31,     April 30,
                                                        1995           1995
                                                     (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 39,241,651  $ 40,763,656
  Accounts receivable, less allowance
    of $1,295,000                                      45,816,666    39,467,500
  Inventories:
    Finished products                                   4,865,665     5,213,948
    Work in process                                    15,116,395    16,863,248
    Materials                                          10,892,483    10,845,224
                                                     ------------  ------------
                                                       30,874,543    32,922,420

  Current deferred income taxes                         3,601,000     3,601,000
  Prepaid expenses                                      2,074,439     2,939,338
                                                     ------------  ------------
         TOTAL CURRENT ASSETS                         121,608,299   119,693,914

PROPERTY, PLANT AND EQUIPMENT                         143,665,190   132,740,901
  Less allowance for depreciation                      81,908,121    76,574,297
                                                     ------------  ------------
                                                       61,757,069    56,166,604

INTANGIBLE BENEFIT PLAN ASSET                           3,935,659     4,269,525

OTHER ASSETS                                           13,238,978    11,365,852
                                                     ------------  ------------

                                                     $200,540,005  $191,495,895
                                                     ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                         $ 20,113,760  $ 25,064,915
  Other current liabilities                            18,364,948    18,607,699
                                                     ------------  ------------

         TOTAL CURRENT LIABILITIES                     38,478,708    43,672,614

OTHER LIABILITIES                                       2,517,744     2,616,815

DEFERRED COMPENSATION                                   6,809,453     6,654,879

ACCUMULATED BENEFIT PLAN OBLIGATION                     3,569,400     3,629,330

SHAREHOLDERS' EQUITY
  Common Stock                                         17,654,948    11,665,489
  Paid in capital                                      15,025,825    17,106,383
  Retained earnings                                   115,803,236   104,322,709
  Other shareholders' equity                              680,691     1,827,676
                                                     ------------  ------------
                                                      149,164,700   134,922,257
                                                     ------------  ------------

                                                     $200,540,005  $191,495,895
                                                     ============  ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES




                                             Three Months Ended            Six Months Ended
                                                 October 31,                 October 31,
                                           ------------------------     --------------------------
                                              1995         1994             1995          1994
                                           -----------  -----------     ------------  ------------

INCOME:
  Net sales                                $78,638,261  $66,783,591     $146,854,075  $124,547,075
  Other                                      1,240,497      814,779        2,406,340     1,621,421
                                           -----------  -----------     ------------  ------------

          Total                             79,878,758   67,598,370      149,260,415   126,168,496

COSTS AND EXPENSES:
  Cost of products sold                     57,285,373   48,995,520      106,876,147    89,976,523
  Selling and administrative expenses       10,648,198    9,032,488       19,882,635    17,217,666
                                           -----------  -----------     ------------  ------------

          Total                             67,933,571   58,028,008      126,758,782   107,194,189
                                           -----------  -----------     ------------  ------------

Income before income taxes                  11,945,187    9,570,362       22,501,633    18,974,307

Provision for income taxes                   4,360,000    3,580,000        8,213,000     7,155,000
                                           -----------  -----------     ------------  ------------

               NET INCOME                  $ 7,585,187  $ 5,990,362     $ 14,288,633  $ 11,819,307
                                           ===========  ===========     ============  ============


Weighted average number of Common
  Shares outstanding                        34,950,000   34,652,000       34,873,000    34,631,000

Earnings per Common Share                  $       .22  $       .17     $        .41  $        .34
                                           ===========  ===========     ============  ============

Cash dividends per Common Share:
  Class A                                  $       .04  $      .020     $        .08  $       .040
  Class B                                  $       .04  $      .017     $        .08  $       .033

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



                                            Six Months Ended
                                               October 31
                                      ---------------------------
                                          1995           1994
                                      ------------   ------------
OPERATING ACTIVITIES
  Net Income                          $ 14,288,633   $ 11,819,307
  Provision for depreciation
    and amortization                     6,177,532      5,076,760
  Changes in operating assets
    and liabilities                     (4,931,231)   (10,477,649)
  Other                                    847,810        765,370
                                      ------------   ------------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES           16,382,744      7,183,788

INVESTING ACTIVITIES
  Purchases of property, plant
   and equipment                       (11,155,598)    (8,736,718)
 Other                                    (241,857)    (1,643,733)
                                      ------------   ------------
             NET CASH USED IN
         INVESTING ACTIVITIES          (11,397,455)   (10,380,451)

FINANCING ACTIVITIES
  Dividends                             (2,808,106)    (1,380,713)
  Other                                 (3,699,188)       421,305
                                      ------------   ------------
             NET CASH USED IN
         FINANCING ACTIVITIES           (6,507,294)      (959,408)
                                      ------------   ------------

             DECREASE IN CASH
         AND CASH EQUIVALENTS           (1,522,005)    (4,156,071)

Cash and cash equivalents at
  beginning of period                   40,763,656     26,785,962
                                      ------------   ------------

    CASH AND CASH EQUIVALENTS
             AT END OF PERIOD         $ 39,241,651   $ 22,629,891
                                      ============   ============




See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 1995


NOTE 1 -- BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.



NOTE 2 -- COMMON STOCK SPLIT

     In October, 1995, the Company's Board of Directors declared a three for two stock split, paid on October 31, 1995, whereby one additional share of Class A Common Stock was issued for each two shares of Class A and Class B Common Stock outstanding. All per share amounts give retroactive effect to this stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

     Net sales for the second quarter of fiscal 1996 and the six months ended October 31, 1995 increased 18% to $78,638,000 and $146,854,000 compared with $66,784,000 and $124,547,000 for the comparable periods last year. The connector operations had significant sales gains over the prior year led by a strong performance by our worldwide fiber optic sales and boosted by the inclusion of the former ETOS Fujikara International operations purchased by Methode in the second quarter of fiscal 1995. Sales of automotive controls, which represent approximately half of Methode's business, posted only a modest increase during the current quarter and six-month period compared to the prior year. The July 31, 1995 acquisition of Duel Systems, Inc., a manufacturer of sonic bonded PC card frames helped sales somewhat in the second quarter of fiscal 1996. Sales of Network Buss products improved significantly aided by an improved mainframe computer marketplace and the successful acquisition of the Rogers Corporation buss bar business which Methode completed in early fiscal 1995. Sales by our circuit operations were down compared with last year's first two quarters.

     Other income consisted primarily of earnings from our automotive joint venture, royalties and interest income from short-term investments.

     Cost of products sold as a percentage of sales for the second quarter decreased to 72.8% from 73.4% for the year-ago period. For the six month period ended October 31, 1995 this percentage increased to 72.8% from 72.2% for the same period last year because gross margins on connectors and controls which represent approximately 85% of our business, narrowed during the first quarter due to price pressure and lower margins on the cable assembly business acquired in fiscal 1995. Volume gains were primarily responsible for the margin improvement in the second quarter of fiscal 1996.

     Selling and administrative expenses as a percentage of sales were 13.5% in both the current quarter and six month period compared with 13.5% and 13.8% for the year-ago periods. Sales volume gains were primarily responsible for the modest improvement experienced in the first quarter 1996.

     The effective income tax rate was 36.5% for the three and six month periods of the current year compared with 37.4% and 37.7% last year. The effective income tax rate exceeds the statutory federal rate of 35% because of the effect of state income taxes partially offset by lower statutory rates on foreign operations.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $16,383,000 in the first six months of fiscal 1996, up from the $7,184,000 provided during the year-ago period. The increase was primarily the result of increased net income and a leveling off of working capital requirements which had risen sharply in the first six months of fiscal 1995 to support volume gains.

     Capital expenditures and depreciation expense were $11,156,000 and $6,178,000 in fiscal 1996 and $8,737,000 and $5,077,000 in fiscal 1995. It is presently expected that fixed asset additions for fiscal 1996 will approximate $20,000,000 and will be financed with internally generated funds.

PART II.   OTHER INFORMATION
----------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              (a) The Annual Stockholders Meeting of the Company was held on
                  September 12, 1995.

              (c) At the Annual Stockholders Meeting, the Class A and Class B
                  Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders; each Class B nominee for director was elected by a vote of the Class B Stockholders; and the proposed amendment to Article Twelfth of the Company's Certificate of Incorporation relating to the indemnification of officers and directors was approved by the Stockholders as follows:

          1. Election of the below named Class A Nominees of the Board of Directors of the Company by the holders of Class A Common Stock:

                                             For          Withheld
                                          ---------       --------
              Michael G. Andre            18,645,742      205,245
              William C. Croft            18,643,952      207,035
              James W. Ashley, Jr.        18,645,552      205,435

          2. Election of the below named Class B Nominees of the Board of Directors of the Company by the holders of Class B Common Stock:

                                             For          Withheld
                                          ---------       --------
              Kevin J. Hayes              1,201,265         2,161
              William J. McGinley         1,201,265         2,161
              William T. Jensen           1,201,265         2,161
              George C. Wright            1,201,265         2,161
              James W. McGinley           1,201,265         2,161
              Raymond J. Roberts          1,201,265         2,161


          3. Amendment of Article Twelfth of the Company's Certificate of Incorporation relating to the indemnification of officers and directors.

          The affirmative vote of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock voting together as a single class with each share of Class A Common Stock having one-tenth of a vote per share and each share of Class B Common Stock having one vote per share was required (and received) for the approval of the Amendment.

          No other items were voted on at the Annual Stockholders Meeting or otherwise during the quarter.

PART II.    OTHER INFORMATION
-----------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a) Exhibits
        --------

                               INDEX TO EXHIBITS

                                                                                                     Sequential
Exhibit                                                                                                 Page
Number                                       Description                                                Number
------                                       -----------                                             ------------
3.1    Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2    By-Laws of Registrant, as amended and currently in effect(1)
4.1    Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (Included in Exhibit 3.1)
10.1   Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977(3)*
10.2   Methode Electronics, Inc. Employee Stock Ownership Plan and Trust  Amendment No. 1(3)*
10.3   Methode Electronics, Inc. Employee Stock Ownership Trust(3)*
10.4   Methode Electronics, Inc. Employee Stock Ownership Trust-Amendment No. 1(3)*
10.5   Letter Agreement dated December 27, 1978, between the Registrant and Kevin Hayes regarding management bonus(2)*
10.6   Letter Agreement dated December 27, 1978, between the Registrant and William T. Jensen regarding management bonus(2)*
10.7   Letter Agreement dated December 27, 1978, between the Registrant and William J. McGinley regarding management bonus(2)*
10.8   Lease Agreement between the City of Carthage, Illinois and Carthage Precision Electric Co.(4)
       dated as of June 1, 1975(2)
10.9   Supplemental Lease Agreement between the City of Carthage, Illinois and Carthage Precision
       Electric Co.(4) dated as of June 1, 1977(2)
10.10  Supplemental Lease Agreement between the City of Carthage, Illinois and Carthage Precision
       Electric Co.(4) dated as of April 1, 1983(5)
10.11  Methode Electronics, Inc. Incentive Stock Award Plan(5)*
10.12  Methode Electronics, Inc. Supplemental Executive Benefit Plan(6)*
10.13  Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the
       Longevity Contingent Bonus Program)(6)*
10.14  Methode Electronics, Inc. Capital Accumulation Plan(6)*
10.15  Incentive Stock Award Plan for Non-Employee Directors(7)*
10.16  Methode Electronics, Inc. 401(k) Savings Plan(7)*
10.17  Methode Electronics, Inc. 401(k) Savings Trust(7)*
10.18  Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock
       Bonus Plan(8)*
27     Financial Data Schedules                                                                           11
__________
(1)  Previously filed with Registrant's Form S-3 Registration Statement No.33-
     61940 filed April 30, 1993 and incorporated herein by reference.
(2)  Previously filed with Registrant's Registration Statement No.2-80666 filed
     December 1, 1982 and incorporated herein by reference.

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

     The Company did not file a report on Form 8-K during the six months ended October 31, 1995.


SIGNATURES
----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Methode Electronics, Inc.
                                     -------------------------------------


                                 By:
                                     -------------------------------------
                                         Kevin Hayes, Vice President
                                          (Principal Financial and
                                             Accounting Officer)



Dated:      December 13, 1995
           ------------------