Form 10-Q
period 1996-01-31
METHODE ELECTRONICS INC
filed 1996-03-08
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      __________________________________

                                  FORM  10-Q

(Mark One) [X] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
               for the quarterly period ended January 31, 1996


                                      or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                      __________________________________

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


     At March 1, 1996, Registrant had 33,931,145 shares of Class A Common Stock and 1,237,886 shares of Class B Common Stock outstanding.

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

                                     INDEX

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION
---------------------------------


Item 1.     Financial Statements (unaudited)


     Condensed consolidated balance January 31, 1996 and April 30, 1995.


     Condensed consolidated statements of income - - - Three months and nine months ended January 31, 1996 and 1995.


     Condensed statements of cash flows - - - Nine months ended January 31, 1996 and 1995.


     Notes to condensed consolidated financial statements - - - January 31,
     1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION
-----------------------------


Item 6.     Exhibits and reports on Form 8-K.



SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                                 January 31,              April 30,
                                                                     1996                   1995
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $ 51,735,696            $ 40,763,656
     Accounts receivable, less allowance
      (1/31/96--$1,260,000; 4/30/95--$1,295,000)                  40,544,396              39,467,500
     Inventories:
        Finished products                                          5,792,895               5,213,948
        Work in process                                           14,849,833              16,863,248
        Materials                                                 12,201,660              10,845,224
                                                                ------------            ------------
                                                                  32,844,388              32,922,420

     Current deferred income taxes                                 3,601,000               3,601,000
     Prepaid expenses                                              1,972,795               2,939,338
                                                                ------------            ------------
                        TOTAL CURRENT ASSETS                     130,698,275             119,693,914

PROPERTY, PLANT AND EQUIPMENT                                    146,481,728             132,740,901
 Less allowance for depreciation                                  83,942,973              76,574,297
                                                                ------------            ------------
                                                                  62,538,755              56,166,604

INTANGIBLE BENEFIT PLAN ASSET                                      3,768,726               4,269,525

OTHER ASSETS                                                      13,730,704              11,365,852
                                                                ------------            ------------

                                                                $210,736,460            $191,495,895
                                                                ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts and notes payable                                   $ 24,968,021            $ 25,064,915
   Other current liabilities                                      17,783,613              18,607,699
                                                                ------------            ------------

               TOTAL CURRENT LIABILITIES                          42,751,634              43,672,614

OTHER LIABILITIES                                                  2,606,815               2,616,815

DEFERRED COMPENSATION                                              6,997,288               6,654,879

ACCUMULATED BENEFIT PLAN OBLIGATION                                2,982,476               3,629,330

SHAREHOLDERS' EQUITY
  Common Stock                                                    17,657,996              11,665,489
  Paid in capital                                                 15,114,319              17,106,383
  Retained earnings                                              121,951,039             104,322,709
  Other shareholders' equity                                         674,893               1,827,676
                                                                ------------            ------------
                                                                 155,398,247             134,922,257
                                                                ------------            ------------

                                                                $210,736,460            $191,495,895
                                                                ============            ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES




                                              Three Months Ended                   Nine Months Ended
                                                   January 31,                         January 31,
                                        -------------------------------       ----------------------------
                                              1996              1995              1996           1995
                                        ---------------     -----------       ------------    ------------

INCOME:
  Net sales                               $75,731,809       $67,386,826       $222,585,884    $191,933,901
  Other                                     1,193,104           947,242          3,599,444       2,568,663
                                          -----------       -----------       ------------    ------------

          Total                            76,924,913        68,334,068        226,185,328     194,502,564

COSTS AND EXPENSES:
  Cost of products sold                    55,043,915        49,509,074        161,920,062     139,485,597
  Selling and administrative expenses       9,986,372         9,505,182         29,869,007      26,722,848
                                          -----------       -----------       ------------    ------------

          Total                            65,030,287        59,014,256        191,789,069     166,208,445
                                          -----------       -----------       ------------    ------------

Income before income taxes                 11,894,626         9,319,812         34,396,259      28,294,119

Provision for income taxes                  4,340,000         3,355,000         12,553,000      10,510,000
                                          -----------       -----------       ------------    ------------

                NET INCOME                $ 7,554,626       $ 5,964,812       $ 21,843,259    $ 17,784,119
                                          ===========       ===========       ============    ============

Weighted average number of Common
 Shares outstanding                        35,029,000        34,689,000         34,921,000      34,650,000

Earnings per Common Share                 $       .22       $       .17       $        .63    $        .51
                                          ===========       ===========       ============    ============

Cash dividends per Common Share:
  Class A                                 $      .040       $      .020       $       .120    $       .060
  Class B                                 $      .040       $      .017       $       .120    $       .050

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



                                                 Nine Months Ended
                                                     January 31
                                              --------------------------
                                                 1996           1995
                                              -----------   ------------
OPERATING ACTIVITIES
     Net Income                              $ 21,843,259   $ 17,784,119
     Provision for depreciation
      and amortization                          9,282,378      7,772,921
     Changes in operating assets
      and liabilities                             758,666     (3,735,956)
     Other                                      1,407,513      1,221,837
                                              -----------   ------------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES       33,291,816     23,042,921

INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment                                   (15,042,131)   (12,463,056)
 Other                                         (1,019,707)    (2,024,517)
                                              -----------   ------------
                        NET CASH USED IN
                    INVESTING ACTIVITIES      (16,061,838)   (14,487,573)

FINANCING ACTIVITIES
 Dividends                                     (4,214,929)    (2,071,147)
 Other                                         (2,043,009)      (969,238)
                                              -----------   ------------
                        NET CASH USED IN
                    FINANCING ACTIVITIES       (6,257,938)    (3,040,385)
                                              -----------   ------------

                        INCREASE IN CASH
                    AND CASH EQUIVALENTS       10,972,040      5,514,963

Cash and cash equivalents at
  beginning of period                          40,763,656     26,785,962
                                              -----------   ------------

               CASH AND CASH EQUIVALENTS
                        AT END OF PERIOD     $ 51,735,696   $ 32,300,925
                                             ============   ============


See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 1996


NOTE 1 -- BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

     Net sales for the third quarter of fiscal 1996 and the nine months ended January 31, 1996 increased 12% to $75,732,000 and 16% to $222,586,000 compared with $67,387,000 and $191,934,000 for the comparable periods last year. The connector operations had significant gains over the prior year led by a strong sales increases of fiber optic devices, dataMate "intelligent" circuitized connectors and related adaptor products. Sales for the current quarter and nine month period also were boosted by the inclusion of the former ETOS Fujikara International operations purchased by Methode in the second quarter of fiscal 1995 and Duel Systems, Inc. purchased July 31, 1995. Domestic automotive connectors and controls products which represent approximately half of Methode's business enjoyed a sales increase of nearly 20% for the quarter. Automotive products sales for the nine month period increased approximately 10% over the prior year period. Sales of Network Buss products for the quarter dropped nearly 45% but were slightly ahead of prior year sales for the nine month period.

     Other income consisted primarily of earnings from our automotive joint venture, royalties and interest income from short-term investments.

     Cost of products sold as a percentage of sales for the third quarter decreased to 72.7% from 73.5% for the year-ago period. For the nine month period ended January 31, 1996 this percentage was unchanged at 72.7 compared with the same period last year. Volume gains were primarily responsible for the margin improvement in the third quarter of fiscal 1996.

     Selling and administrative expenses as a percentage of sales were 13.2% and 13.4% in the current quarter and nine month period compared with 14.1% and 13.9% for the year-ago periods. The improvement experienced in fiscal 1996 was primarily the result of sales volume gains.

     The effective income tax rate was 36.5% for the three and nine month periods of the current year compared with 36% and 37% last year. The effective income tax rate exceeds the statutory federal rate of 35% because of the effect of state income taxes partially offset by lower statutory rates on foreign operations.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $33,292,000 in the first nine months of fiscal 1996, up from the $23,043,000 provided during the year-ago period. The increase was primarily the result of increased net income and a leveling off of working capital requirements which had risen sharply in fiscal 1995 to support volume gains.

     Capital expenditures and depreciation expense were $15,042,000 and $9,282,000 in fiscal 1996 and $12,463,000 and $7,773,000 in fiscal 1995. It is presently expected that fixed asset additions for fiscal 1996 will approximate $20,000,000 and will be financed with internally generated funds.

PART II.    OTHER INFORMATION
-----------------------------

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      a) Exhibits
         --------

                               INDEX TO EXHIBITS
                                                                         Sequential
Exhibit                                                                     Page
Number                           Description                               Number
-------                          -----------                               ------

3.1      Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2      By-Laws of Registrant, as amended and currently in effect(1)
4.1      Article Fourth of Certificate of Incorporation of Registrant,
         as amended and currently in effect (Included in Exhibit 3.1)
10.1     Methode Electronics, Inc. Employee Stock Ownership Plan dated
         February 24, 1977(3)*
10.2     Methode Electronics, Inc. Employee Stock Ownership Plan and
         Trust Amendment No. 1(3)*
10.3     Methode Electronics, Inc. Employee Stock Ownership Trust(3)*
10.4     Methode Electronics, Inc. Employee Stock Ownership Trust-
         Amendment No. 1(3)*
10.5     Letter Agreement dated December 27, 1978, between the Registrant and Kevin Hayes regarding management bonus(2)*
10.6     Letter Agreement dated December 27, 1978, between the Registrant and William T. Jensen regarding management bonus(2)*
10.7     Letter Agreement dated December 27, 1978, between the Registrant and William J. McGinley regarding management bonus(2)*
10.8     Lease Agreement between the City of Carthage, Illinois and
         Carthage Precision Electric Co.(4) dated as of June 1, 1975(2)
10.9     Supplemental Lease Agreement between the City of Carthage,
         Illinois and Carthage Precision Electric Co.(4) dated as of
         June 1, 1977(2)
10.10    Supplemental Lease Agreement between the City of Carthage,
         Illinois and Carthage Precision Electric Co.(4) dated as of
         April 1, 1983(5)
10.11    Methode Electronics, Inc. Incentive Stock Award Plan(5)*
10.12    Methode Electronics, Inc. Supplemental Executive Benefit Plan(6)*
10.13    Methode Electronics, Inc. Managerial Bonus and Matching Bonus
         Plan (also referred to as the Longevity Contingent Bonus
         Program)(6)*
10.14    Methode Electronics, Inc. Capital Accumulation Plan(6)*
10.15    Incentive Stock Award Plan for Non-Employee Directors(7)*
10.16    Methode Electronics, Inc. 401(k) Savings Plan(7)*
10.17    Methode Electronics, Inc. 401(k) Savings Trust(7)*
10.18    Methode Electronics, Inc. Electronic Controls Division Cash and
         Class A Common Stock Bonus Plan(8)*
27       Financial Data Schedules                                             10
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


      b) Reports on Form 8-K
         -------------------

      The Company did not file a report on Form 8-K during the three months ended January 31, 1996.


SIGNATURES
----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Methode Electronics, Inc.
                                       -------------------------------------


                                  By:  ____________________________________
                                            Kevin Hayes, Vice President
                                              (Principal Financial and
                                                 Accounting Officer)


Dated:      March 5, 1996
           --------------