Form 10-K
period 1996-04-30
METHODE ELECTRONICS INC
filed 1996-07-29
CIK 65270

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 1996

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] .

  The aggregate market value of the Class A and Class B Common Stock, $.50 par value, held by non-affiliates of the Registrant on July 15, 1996 based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $571,975,000.

  Registrant had 34,101,878 shares of Class A, $.50 par value, and 1,233,247 shares of Class B, $.50 par value, outstanding as of July 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual shareholders meeting to be held September 10, 1996, are incorporated by reference into Part III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, Methode Electronics, Inc. shall be referred to as the "Registrant" or the "Company".

  The Registrant operates in one industry segment, which consists of the manufacture of electronic components and devices that connect, control and convey electrical energy, pulse and signal, including connectors, automotive components, interconnect devices, printed circuits, and current carrying distribution systems. Components and devices manufactured by the Registrant are used in the production of electronic equipment and other products with applications in the automotive, computer, voice and data communications equipment, industrial, military and aerospace, and consumer electronics industries.

  The following tabulation reflects the percentages of net sales of the major classes of products of the Registrant for the last three fiscal years:

                                                                 APRIL 30,
                                                               ----------------
                                                               1994  1995  1996
                                                               ----  ----  ----
      Connectors and Controls................................. 86.0% 86.0% 88.6%
      Printed Circuit Boards and Services.....................  6.7   5.5   4.4
      Current Carrying Distribution Systems...................  7.3   8.5   7.0

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

  Material Customers. During the year ended April 30, 1996, shipments to Chrysler Corporation and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 40% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive component products.

  Backlog. The Registrant's backlog of orders for its continuing operations was approximately $53,100,000 at May 31, 1995 and $55,200,000 at May 31, 1996.
It is expected that most of the total backlog at May 31, 1996 will be shipped within the current fiscal year.

  Contracts Subject to Termination at the Election of the Government. Shipments as a subcontractor for various military programs constitute a significant portion of the Registrant's multi layer printed circuitry output, although not material to the Registrant's business as a whole. Although existing government orders are subject to termination at the election of the Government, the Registrant historically has never experienced a significant termination and has no information to lead it to believe that there is a likelihood of such an event during fiscal year 1997.

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

  Research and Development. Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $11,120,000, $14,120,000 and $17,425,000 for the fiscal years ended April 30, 1994, 1995 and 1996, respectively.

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

  Employees. At April 30, 1995 and 1996, Registrant had approximately 3,000 and 3,250 employees, respectively.

  Foreign Sales. Information about the Registrant's operations in different geographic regions is summarized in Note 9 to the consolidated financial statements included in Item 14 (a) (1).

ITEM 2. PROPERTIES

  The Registrant has 19 manufacturing and three service facilities containing approximately 785,000 square feet of space, of which approximately 118,000 square feet are leased. Ten of the facilities are located in Illinois, four in California, one in Connecticut, one in New Jersey, one in Maryland, one in Ireland, two in Singapore and two in the United Kingdom. Approximately 90,000 square feet of space for the manufacture of connectors and controls was added in fiscal 1995 and 38,000 square feet of manufacturing space and a 20,000 square foot Research Center was added in 1996. The Registrant expects to occupy a new 40,000 square foot automotive component manufacturing facility in Suzhou, China outside Shanghai in the second half of fiscal 1997. Management believes that the Registrant's production capacity is sufficient to supply current orders and anticipated increased demands. Registrant's manufacturing facilities have been modernized as necessary in the opinion of management to keep pace with developments in the electronics industry.

ITEM 3. LEGAL PROCEEDINGS

  As of July 15, 1996, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to security holders during the fourth quarter of fiscal 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   NAME     AGE  OFFICES AND POSITIONS HELD AND LENGTH OF SERVICE AS OFFICER
   ----     ---  -----------------------------------------------------------
William J.  73  Chairman of the Board of the Registrant since December, 1994.
 McGinley        Prior thereto, he was President and a Director since 1946.
                 Mr. William J. McGinley is the father of James W. McGinley.
William T.  69  President of the Registrant since December, 1994. Prior there-
 Jensen          to, he was Senior Executive Vice President since 1992. Execu-
                 tive Vice President since 1952 and a Director since 1959.
Michael G.  56  Senior Executive Vice President of the Registrant since Decem-
 Andre           ber, 1994. Prior thereto, he was Executive Vice President--
                 Interconnect Products Group since January, 1984 and a Direc-
                 tor since September, 1984.
Kevin J.    55  Chief Financial Officer since 1996 and Assistant Secretary
 Hayes           since 1995. Prior thereto, he was Vice President since 1974 and a Director since September, 1984. Treasurer 1972 to 1996.
James W.    46  Secretary since 1995. Partner--Keck, Mahin & Cate (a law firm
 Ashley,         retained as counsel to the Registrant).
 Jr.
James W.    41  President since December, 1994 and prior thereto Executive
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

  All executive officers serve a term of office of one year which, for the current year, expires on September 10, 1996, or until their successors are duly elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low closing sales prices for the periods indicated as reported by Nasdaq. Historical data has been restated for the three for two stock split effective October 31, 1995.

                                                           CLASS A     CLASS B
                                                         STOCK PRICE STOCK PRICE
                                                         ----------- -----------
                                                         HIGH   LOW  HIGH   LOW
                                                         ----- ----- ----- -----
      Fiscal Year ended April 30, 1996
        First Quarter................................... 14.83 11.00 15.00 11.67
        Second Quarter.................................. 16.17 14.17 16.33 14.33
        Third Quarter................................... 16.25 12.63 16.25 13.25
        Fourth Quarter.................................. 16.75 13.50 16.75 13.75
      Fiscal Year ended April 30, 1995
        First Quarter................................... 11.67  9.83 11.67 10.67
        Second Quarter.................................. 13.67 10.50 14.33 11.00
        Third Quarter................................... 13.00  8.75 14.17  9.83
        Fourth Quarter.................................. 11.67  8.67 12.33 11.00

  The Registrant pays dividends quarterly and for fiscal year 1995, it paid at an annual rate of $.080 and $.067 on the Class A and Class B Stock. In fiscal 1996, quarterly dividends were paid at an annual rate of $.16 on both the Class A and Class B Common Stock. On June 21, 1996, the Board voted to increase the cash dividend on its

Class A and Class B Common Stock to an annual rate of $.20, and declared a dividend of $.05 per Class A share and Class B share, payable on July 31, 1996 to holders of record on July 15, 1996.

  The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

  As of July 15, 1996, the approximate number of record holders of the Company's Class A Stock was 1,300 and the approximate number of record holders of the Company's Class B Stock was 540.

ITEM 6. SELECTED FINANCIAL DATA

                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data
  Net sales.................. $307,538  $270,748  $213,298  $172,038  $148,085
  Income from continuing
   operations before income
   taxes.....................   50,572    40,846    33,476    22,548    13,614
  Income Taxes...............   18,600    14,725    12,500     7,800     4,085
  Income from continuing
   operations................   32,373    26,121    20,976    14,748     9,529
  Discontinued operations
   (loss)....................       --        --        --       690    (4,898)
  Net income.................   32,373    26,121    20,976    15,438     4,632
  Per Common Share:
    Income from continuing
     operations.............. $    .93  $    .75  $    .61  $    .43  $    .29
    Net income...............      .93       .75       .61       .45       .14
    Dividends, Class A.......      .16       .08       .03       .03       .03
    Dividends, Class B.......      .16       .07       .03       .03       .02
    Book value...............     4.69      3.87      3.11      2.47      1.98
  Long-term debt.............       --        --       107       204       301
  Funded debt to total
   capital...................     1:57      1:28      1:21      1:35      1:59
  Retained earnings.......... $131,073  $104,323  $ 80,963  $ 61,165  $ 46,662
  Fixed assets (net).........   66,786    56,167    48,454    44,419    35,265
  Total assets...............  223,279   191,476   160,630   129,029   106,986
  From continuing operations:
    Return on equity.........       22%       22%       22%       19%       15%
    Pretax income as % of
     sales...................     16.6%     15.1%     15.7%     13.1%      9.2%
    Income as % of sales.....     10.5%      9.6%      9.8%      8.6%      6.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales increased 14% in fiscal 1996 following increases of 27% and 24% in 1995 and 1994, respectively, led by gains in sales of connectors and automotive components of 17% in 1996, 22% in 1995 and 27% in 1994. Sales of electronic and optical connectors and automotive components represented 89% of sales in fiscal 1996 and 86% in 1995 and 1994. Connector sales during the three year period ended April 30, 1996 benefitted from the acquisition of a PCMCIA connector and package producer in the second quarter of fiscal 1996; acquisitions of two molded cable operations in the second quarter of fiscal 1995; and purchase of a fiber optic connector business in the second quarter of fiscal 1994. Methode connectors and components are used broadly in voice and data communications networks, automobiles, computers, industrial automation equipment and consumer electronics. Sales of other connectivity devices (chiefly buss devices and printed circuit boards) and services declined 8% in fiscal 1996 versus gains of 72% and 1% in fiscal 1995 and fiscal 1994. This area experienced difficult market conditions as a result of less than anticipated sales of mainframe computers (for which Methode supplies power and signal distribution busswork) and reduced defense procurement (for which Methode provides sophisticated multilayer circuit boards). Management is taking action to broaden the markets for these products.

  Other income consisted primarily of earnings from our automotive joint venture, interest income from short-term investments, and royalties.

  Cost of goods sold as a percentage of sales for 1996, 1995 and 1994 were 72.1%, 72.8% and 71.9%.

  Selling and administrative expenses as a percentage of sales were 12.9%, 13.3% and 13.4% in 1996, 1995 and 1994, respectively.

  Effective income tax rates were 36.5%, 36.1% and 37.3% for fiscal 1996, 1995 and 1994, respectively. The effective income tax rates exceed the statutory federal rate of 35% due to the effect of state income taxes offset, in part, by lower tax rates on foreign operations.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

  Net cash provided by operations was $43,429,000, $37,320,000, and $16,896,000 in 1996, 1995 and 1994, primarily as a result of higher net income. Average collection period increased slightly to 52 days in 1996 from 51 days in 1995 and 53 days in 1994 balanced by a slight increase in inventory turnover to 6.8 turns in 1996 from 6.5 turns in 1995 and 6.7 turns in 1994. Depreciation expense was $12,117,000, $10,608,000 and $8,988,000 in fiscal 1996, 1995 and 1994, respectively, reflecting higher levels of fixed assets in each year. Capital expenditures were $22,124,000, $17,422,000 and $12,697,000 in fiscal 1996, 1995 and 1994. Principal capital investments involved expansions at our Automotive Electronic Controls, Optoelectronic Products and Fiber Optic Products facilities in 1996 and a new test lab in 1995. Capital expenditures in 1996, 1995 and 1994 were funded from operating cash flows. It is anticipated that fixed capital acquisitions for 1997 will also be funded from operating cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 9, 1996, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about August 9, 1996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding the above is included under the caption "Security Ownership" in the Registrant's proxy statement to be dated on or about August 9, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding the above is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 9, 1996 and is incorporated herein by reference.

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

                                          Methode Electronics, Inc.
                                           (Registrant)


                                          By: _________________________________
                                                      Kevin J. Hayes
                                                Chief Financial Officer &
                                                         Director

Dated: July 26, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


                                     Chairman of the Board &         July 26, 1996
____________________________________   Director (Principal
        William J. McGinley            Executive Officer)

                                     President & Director            July 26, 1996
____________________________________
         William T. Jensen

                                     Senior Executive Vice           July 26, 1996
____________________________________   President & Director
          Michael G. Andre

                                     Chief Financial Officer &       July 26, 1996
____________________________________   Director
           Kevin J. Hayes

                                     President, Optical              July 26, 1996
____________________________________   Interconnect Products, &
         James W. McGinley             Director

                                     Secretary & Director            July 26, 1996
____________________________________
          James W. Ashley

                                     Director                        July 26, 1996
____________________________________
          William C. Croft

                                     Director                        July 26, 1996
____________________________________
         Raymond J. Roberts

                                     Director                        July 26, 1996
____________________________________
          George C. Wright


                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                   FORM 10-K

                             ITEM 14(A)(1) AND (2)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

    Consolidated Balance Sheets--April 30, 1996 and 1995

    Consolidated Statements of Income--Years Ended April 30, 1996, 1995 and
     1994

    Consolidated Statements of Shareholders' Equity--Years Ended April 30,
     1996, 1995 and 1994

    Consolidated Statements of Cash Flows--Years Ended April 30, 1996, 1995
     and 1994

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

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Methode Electronics, Inc.

  We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
June 18, 1996

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             APRIL 30
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................... $ 50,185,934  $ 40,763,656
  Accounts receivable, less allowance
   (1996--$1,285,000; 1995--$1,295,000).............   48,326,214    39,467,500
  Inventories:
    Finished products...............................    5,199,125     5,213,948
    Work in process.................................   15,330,639    16,863,248
    Materials.......................................   11,557,591    10,845,224
                                                     ------------  ------------
                                                       32,087,355    32,922,420
  Current deferred income taxes.....................    3,029,000     3,601,000
  Prepaid expenses..................................    3,382,073     2,939,338
                                                     ------------  ------------
      Total current assets..........................  137,010,576   119,693,914
OTHER ASSETS
Intangible benefit plan asset (Note 5)..............    3,601,793     4,269,525
Cash surrender value of life insurance..............    5,939,690     5,019,519
Other...............................................    9,941,495     6,346,333
                                                     ------------  ------------
                                                       19,482,978    15,635,377
PROPERTY, PLANT AND EQUIPMENT
Land................................................    1,684,985     1,184,310
Buildings and building improvements.................   32,757,588    28,222,215
Machinery and equipment.............................  118,065,196   103,334,376
                                                     ------------  ------------
                                                      152,507,769   132,740,901
Less allowances for depreciation....................   85,721,950    76,574,297
                                                     ------------  ------------
                                                       66,785,819    56,166,604
                                                     ------------  ------------
                                                     $223,279,373  $191,495,895
                                                     ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $ 23,448,875  $ 19,997,465
  Salaries, wages and payroll taxes.................    7,355,329     5,977,969
  Other accrued expenses............................    9,367,295    10,410,379
  Federal and state income taxes....................    2,845,202     2,219,351
  Notes payable.....................................    2,939,380     5,067,450
                                                     ------------  ------------
      Total current liabilities.....................   45,956,081    43,672,614
Accumulated benefit plan obligation (Note 5)........    2,999,422     3,629,330
Other liabilities...................................    1,918,391     2,616,815
Deferred compensation...............................    7,301,175     6,654,879
SHAREHOLDERS' EQUITY (NOTE 3)
Common Stock, Class A...............................   17,036,666    11,025,006
Common Stock, Class B...............................      624,450       640,483
Stock Awards........................................     (969,745)     (988,015)
Additional paid-in capital..........................   15,249,444    17,106,383
Retained earnings...................................  131,073,343   104,322,709
Foreign currency translation adjustment.............    2,134,352     2,859,897
                                                     ------------  ------------
                                                      165,148,510   134,966,463
Less cost of shares in treasury.....................       44,206        44,206
                                                     ------------  ------------
                                                      165,104,304   134,922,257
                                                     ------------  ------------
                                                     $223,279,373  $191,495,895
                                                     ============  ============

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED APRIL 30,
                                         --------------------------------------
                                             1996         1995         1994
                                         ------------ ------------ ------------
Income:
  Net sales (Note 9).................... $307,538,466 $270,747,848 $213,297,846
  Other.................................    4,945,265    3,732,237    2,461,106
                                         ------------ ------------ ------------
                                          312,483,731  274,480,085  215,758,952
Costs and expenses:
  Cost of products sold.................  221,605,285  197,215,648  153,370,316
  Selling and administrative expenses...   39,571,740   36,056,404   28,513,994
  Interest expense......................      334,092      361,644      398,215
                                         ------------ ------------ ------------
                                          261,511,117  233,633,696  182,282,525
                                         ------------ ------------ ------------
Income before income taxes..............   50,972,614   40,846,389   33,476,427
Income taxes (Note 6)...................   18,600,000   14,725,000   12,500,000
                                         ------------ ------------ ------------
    Net income.......................... $ 32,372,614 $ 26,121,389 $ 20,976,427
                                         ============ ============ ============
Amounts per Common Share (Note 3):
  Net income............................         $.93         $.75         $.61
  Cash dividends:
    Class A.............................         $.16         $.08         $.03
    Class B.............................         $.16         $.07         $.03
  Weighted average number of Common
   Shares outstanding...................   34,967,000   34,671,000   34,506,000



                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                                                                          FOREIGN
                            COMMON     COMMON                ADDITIONAL                  CURRENCY
                            STOCK,     STOCK,      STOCK       PAID-IN      RETAINED    TRANSLATION  TREASURY
                            CLASS A   CLASS B     AWARDS       CAPITAL      EARNINGS    ADJUSTMENT    STOCK
                          ----------- --------  -----------  -----------  ------------  -----------  --------
Balance at May 1, 1993..  $10,859,160 $646,857  $  (500,287) $11,757,411  $ 61,165,121  $  864,013   $(44,206)
Stock Award grant of
 160,328 shares of
 Common Stock, Class A..       53,443      --    (1,229,178)   1,175,735           --          --         --
Earned portion of Stock
 Awards.................          --       --     1,009,401          --            --          --         --
Tax benefit from
 appreciation of Stock
 Awards.................          --       --           --       788,000           --          --         --
Issuance of 153,744
 shares of Common Stock,
 Class A (Note 2).......       51,247      --           --     1,073,984           --          --         --
Conversion of 8,024
 shares of Common Stock,
 Class B, to 8,024
 shares of Common Stock,
 Class A................        4,011   (4,011)         --           --            --          --         --
Foreign currency
 translation adjustment.          --       --           --           --            --      408,067        --
Net income for the year.          --       --           --           --     20,976,427         --         --
Cash dividends on Common
 Stock..................          --       --           --           --     (1,178,490)        --         --
                          ----------- --------  -----------  -----------  ------------  ----------   --------
Balance at April 30,
 1994...................   10,967,861  642,846     (720,064)  14,795,130    80,963,058   1,272,080    (44,206)
Stock Award grant of
 164,348 shares of
 Common Stock, Class A..       54,782      --    (1,767,035)   1,712,253           --          --         --
Earned portion of Stock
 Awards.................          --              1,499,084          --            --          --         --
Tax benefit from
 appreciation of Stock
 Awards.................          --       --           --       599,000           --          --         --
Conversion of 4,725
 shares of Common Stock,
 Class B, to 4,725
 shares of Common Stock,
 Class A................        2,363   (2,363)         --           --            --          --         --
Foreign currency
 translation adjustment.          --       --           --           --            --    1,587,817        --
Net income for the year.          --       --           --           --     26,121,389         --         --
Cash dividends on Common
 Stock..................          --       --           --           --     (2,761,738)        --         --
                          ----------- --------  -----------  -----------  ------------  ----------   --------
Balance at April 30,
 1995...................   11,025,006  640,483     (988,015)  17,106,383   104,322,709   2,859,897    (44,206)
Stock Award grant of
 169,062 shares of
 Common Stock, Class A..       56,354      --    (1,910,688)   1,854,334           --          --         --
Earned portion of Stock
 Awards.................          --       --     1,928,958          --            --          --         --
Tax benefit from
 appreciation of Stock
 Awards.................          --       --           --        68,000           --          --         --
Issuance of 165,708
 shares of Common Stock,
 Class A (Note 2).......       55,236      --           --     2,104,764           --          --         --
Three-for-two stock
 split paid in Common
 Stock, Class A.........    5,884,037      --           --    (5,884,037)          --          --         --
Conversion of 32,066
 shares of Common Stock,
 Class B, to 32,066
 shares of Common Stock,
 Class A................       16,033  (16,033)         --           --            --          --         --
Foreign currency
 translation adjustment.          --       --           --           --            --    (725,545 )       --
Net income for the year.          --       --           --           --     32,372,614         --         --
Cash dividends on Common
 Stock..................          --       --           --           --     (5,621,980)        --         --
                          ----------- --------  -----------  -----------  ------------  ----------   --------
Balance at April 30,
 1996...................  $17,036,666 $624,450    $(969,745) $15,249,444  $131,073,343  $2,134,352   $(44,206)
                          =========== ========  ===========  ===========  ============  ==========   ========

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEARS ENDED APRIL 30,
                                     ----------------------------------------
                                         1996          1995          1994
                                     ------------  ------------  ------------
OPERATING ACTIVITIES
Net Income.......................... $ 32,372,614  $ 26,121,389  $ 20,976,427
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for depreciation and
   amortization.....................   12,117,010    10,608,121     8,988,054
  Provision for losses on accounts
   receivable.......................       35,000       157,000       155,000
  Provision for deferred
   compensation and supplemental
   executive benefit plan...........      684,120       735,974       803,978
  Provision for deferred income
   taxes............................      792,000       150,000       250,000
  Amortization of Stock Awards......    1,928,958     1,499,084     1,009,401
  Changes in operating assets and
   liabilities:
    Accounts receivable.............   (8,312,521)   (2,640,227)  (10,247,415)
    Inventories.....................    1,061,181    (3,659,668)   (8,511,944)
    Current deferred income taxes
     and prepaid expenses...........     (548,935)     (355,103)     (936,757)
    Accounts payable and accrued
     expenses.......................    3,299,795     4,703,232     4,409,463
                                     ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES.........................   43,429,222    37,319,802    16,896,207
INVESTING ACTIVITIES
Purchases of property, plant, and
 equipment..........................  (22,123,827)  (17,421,612)  (12,696,706)
Purchase of subsidiaries (Note 2)...          --     (2,593,063)          --
Purchases of life insurance
 policies...........................     (920,171)     (493,631)     (598,672)
Other...............................   (2,692,727)      287,899      (209,518)
                                     ------------  ------------  ------------
NET CASH USED IN INVESTING
 ACTIVITIES.........................  (25,736,725)  (20,220,407)  (13,504,896)
FINANCING ACTIVITIES
Borrowings (repayments) on lines of
 credit and long-term borrowings....   (2,648,239)     (359,963)    2,671,421
Dividends...........................   (5,621,980)   (2,761,738)   (1,178,490)
                                     ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES...............   (8,270,219)   (3,121,701)    1,492,931
                                     ------------  ------------  ------------
Increase in cash and cash
 equivalents........................    9,422,278    13,977,694     4,884,242
Cash and cash equivalents at
 beginning of year..................   40,763,656    26,785,962    21,901,720
                                     ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR............................... $ 50,185,934  $ 40,763,656  $ 26,785,962
                                     ============  ============  ============


                See notes to consolidated financial statements.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 1996

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

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Property, Plant and Equipment

  Properties are stated on the basis of cost. The Company amortizes such costs by annual charges to income, computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

 Long-Lived Assets

  In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

 Research and Development Costs

  Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 1996, 1995 and 1994 amounted to $17,425,000, $14,120,000 and $11,120,000, respectively.

 Earnings Per Share

  Net income per Common Share is based on the weighted average number of Common Shares outstanding. The dilutive effect on net income per Common Share assuming the vesting of unearned Stock Awards is not significant.

 Fair Value of Financial Instruments

  The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The weighted average interest rates on such borrowings for the years ended April 30, 1996, 1995 and 1994 were 5.18%, 5.28% and 4.51%, respectively.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITIONS

  On July 31, 1995, the Company issued 165,708 shares of Common Stock, Class A to acquire a San Jose, California manufacturer of sonic welded packages for the personal computer card industry.

  On September 9, 1994, the Company purchased for cash, a molded cable assembly business with operations located in North Haven, Connecticut, and Limerick, Ireland.

  On April 30, 1993, the Company issued 179,535 shares of Common Stock, Class A, as an advance on the purchase of Mikon, Ltd., a manufacturer of fiber-optic cable assemblies located in England. On June 28, 1993, 153,744 additional shares of Common Stock, Class A, were issued upon completion of this acquisition.

  All three acquisitions were accounted for as purchases and, accordingly, the financial statements reflect their results of operations since their respective dates of acquisition. Had these acquisitions been made as of the beginning of fiscal 1994, sales and operating results would not be materially different than reported.

3. SHAREHOLDERS' EQUITY

 Preferred Stock

  The Company has 50,000 authorized shares of Series A, 4% cumulative convertible Preferred Stock, par value $100 per share, of which none were outstanding at April 30, 1996.

 Common Stock

  Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 1996, 2,098,096 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's Incentive Stock Award Plans.

  In October, 1995, the Company's Board of Directors declared a three for two stock split, paid on October 31, 1995, whereby one additional share of Class A Common Stock was issued for each two shares of Class A and Class B Common Stock outstanding. All share and per share data have been restated to reflect this stock split.

  Common Stock, par value $.50 per share, authorized, issued and in treasury, was as follows:

                                          APRIL 30, 1996       APRIL 30, 1995
                                           COMMON STOCK         COMMON STOCK
                                       -------------------- --------------------
                                        CLASS A    CLASS B   CLASS A    CLASS B
                                       ---------- --------- ---------- ---------
      Authorized...................... 50,000,000 5,000,000 50,000,000 5,000,000
      Issued.......................... 34,073,331 1,248,900 33,715,501 1,280,966
      In treasury.....................    134,200    12,200    134,200    12,200

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

 Stock Awards

  The Company has an Incentive Stock Award Plan (Incentive Plan) which permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,243,013 shares have been awarded through April 30, 1996. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If, for any reason other than retirement, disability or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants.

  The Company also has an Incentive Stock Award Plan for Non-employee Directors which permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 66,000 shares have been awarded at April 30, 1996. Shares awarded pursuant to this plan have no vesting restrictions.

4. EMPLOYEE STOCK OWNERSHIP PLAN

  The Company has an Employee Stock Ownership Plan for the benefit of full-time employees who have completed one year of service. The purpose of the Plan is to assist employees to accumulate capital ownership in the Company and through that ownership to promote in them a strong interest in the successful operation of the Company. The Company made contributions of $1,200,000 to the Plan during both fiscal 1996 and 1995 and $1,100,000 during fiscal 1994.

5. SUPPLEMENTAL EXECUTIVE BENEFIT PLAN

  In fiscal 1992, the Company adopted an unfunded defined benefit plan covering certain key executives. Benefits under the plan are in recognition of significant contributions to the success of the Company made by the executives during their many years of service with the Company. Annual payments of $900,000 pursuant to the plan are being made through fiscal year 2001.

  The net periodic cost recognized as expense for this plan was as follows:

                                         PRIOR SERVICE COSTS INTEREST   TOTAL
                                         ------------------- -------- ----------
      1996..............................      $667,732       $270,093 $  937,825
      1995..............................       667,732        310,566    978,298
      1994..............................       667,732        348,426  1,016,158

  The weighted-average assumed discount rate used to measure the projected benefit obligation in all years was 6 2/3%.

6. INCOME TAXES

  Effective May 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards "SFAS" No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company has elected not to restate the consolidated financial statements of any prior periods to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes as of May 1, 1993 and the effect of this change on the provision for income taxes for the year ended April 30, 1994 were not material.

  Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  Significant components of the Company's deferred tax assets and liabilities as of April 30 were as follows:

                                                             1996        1995
                                                          ----------  ----------
      Deferred tax liabilities:
        Accelerated tax depreciation..................... $4,362,000  $4,208,000
        Other liabilities................................    134,000      61,000
                                                          ----------  ----------
          Total deferred tax liabilities.................  4,496,000   4,269,000
      Deferred tax assets:
        Deferred compensation and Stock Awards...........  3,878,000   3,503,000
        Inventory valuation differences..................  1,012,000   1,608,000
        Environmental reserves...........................  1,020,000   1,403,000
        Other accruals...................................  1,596,000   1,641,000
        Net operating loss carryforwards.................    165,000     165,000
                                                          ----------  ----------
                                                           7,671,000   8,320,000
      Less valuation allowance...........................    165,000     165,000
                                                          ----------  ----------
          Total deferred tax assets......................  7,506,000   8,155,000
                                                          ----------  ----------
          Net deferred tax assets........................ $3,010,000  $3,886,000
                                                          ==========  ==========
      Net current deferred tax assets.................... $3,029,000  $3,601,000
      Net noncurrent deferred tax assets (liabilities)...    (19,000)    285,000
                                                          ----------  ----------
                                                          $3,010,000  $3,886,000
                                                          ==========  ==========

  Federal and state income taxes on income consisted of the following:

                                                1996        1995        1994
                                             ----------- ----------- -----------
      Current:
        Federal............................. $14,115,000 $11,726,000 $ 9,994,000
        Foreign.............................     696,000     324,000     161,000
        State...............................   2,997,000   2,525,000   2,095,000
                                             ----------- ----------- -----------
                                              17,808,000  14,575,000  12,250,000
      Deferred..............................     792,000     150,000     250,000
                                             ----------- ----------- -----------
                                             $18,600,000 $14,725,000 $12,500,000
                                             =========== =========== ===========

  A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pretax earnings is as follows:

                                            1996         1995         1994
                                         -----------  -----------  -----------
      Income tax at statutory rate...... $17,841,000  $14,296,000  $11,717,000
      Effect of:
        State income taxes..............   2,026,000    1,641,000    1,362,000
        Foreign operations with lower
         statutory rates................    (736,000)    (865,000)    (444,000)
        Other--net......................    (531,000)    (347,000)    (135,000)
                                         -----------  -----------  -----------
      Income tax provision.............. $18,600,000  $14,725,000  $12,500,000
                                         ===========  ===========  ===========

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  The Company paid income taxes of approximately $16,840,000 in 1996, $13,980,000 in 1995 and $9,885,000 in 1994. No provision has been made for income taxes of approximately $5,645,000 at April 30, 1996 which would be payable should undistributed net income of $14,478,000 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

7. ENVIRONMENTAL MATTERS

  The Company is involved in environmental investigation and/or remediation at certain of its present plant sites. The Company is not yet able to determine when such remediation activity will be complete.

  At April 30, 1996 and 1995, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of approximately $3,050,000 and $4,000,000, respectively. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

  In 1996, the Company spent $931,000 on remediation cleanups and related studies compared with $1,615,000 in 1995 and $502,000 in 1994. In 1996, the costs associated with environmental matters as they relate to day-to-day activities were not material.

8. PENDING LITIGATION

  Certain litigation arising in the normal course of business is pending against the Company. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements of the Company.

9. DESCRIPTION OF BUSINESS

  The Company operates in one industry segment, which consists of the manufacture of electronic components that connect, convey and control electrical energy, pulse and signal, including connectors, interconnect devices, controls, printed circuits and current-carrying distribution systems. The Company manufactures products with applications in the automotive, computer, voice and data communications, industrial, military and aerospace, and consumer electronics industries.

  Sales to two automotive customers approximated 40%, 42% and 45% of net sales from continuing operations in the years ended April 30, 1996, 1995 and 1994, respectively.

  At April 30, 1996 and 1995, accounts receivable from customers in the automotive industry were approximately $27,831,000 and $22,147,000, respectively. Receivables are generally due within 30 days. Credit losses relating to all customers consistently have been within management's expectation.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  Information about the Company's operations in different geographic regions is as follows:

                                             1996         1995         1994
                                         ------------ ------------ ------------
      Net sales:
        Domestic........................ $252,624,190 $226,024,411 $185,898,114
        Far East........................   24,630,167   18,931,172   17,981,519
        Europe..........................   30,284,109   25,792,265    9,418,213
                                         ------------ ------------ ------------
                                         $307,538,466 $270,747,848 $213,297,846
                                         ============ ============ ============
      Operating profit:
        Domestic........................ $ 45,551,070 $ 37,237,411 $ 31,254,421
        Far East........................    1,898,117       55,404    1,756,373
        Europe..........................    1,504,735    2,421,373       56,857
        Income and expenses not
         allocated to areas.............    2,018,692    1,132,201      408,776
                                         ------------ ------------ ------------
                                         $ 50,972,614 $ 40,846,389 $ 33,476,427
                                         ============ ============ ============
      Assets:
        Domestic........................ $179,178,383 $155,850,737 $134,838,931
        Far East........................   29,415,698   23,434,566   21,262,994
        Europe..........................   14,685,292   12,210,592    4,528,439
                                         ------------ ------------ ------------
                                         $223,279,373 $191,495,895 $160,630,364
                                         ============ ============ ============

10. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 1996.

                                               FISCAL YEAR 1996
                                                 QUARTER ENDED
                                -----------------------------------------------
                                  JULY 31   OCTOBER 31  JANUARY 31   APRIL 30
                                ----------- ----------- ----------- -----------
      Net sales................ $68,215,814 $78,638,261 $75,731,809 $84,952,582
      Gross profit.............  18,625,040  21,352,888  20,687,894  25,267,359
      Net income...............   6,703,446   7,585,187   7,554,626  10,529,355
      Net income per Common
       Share...................         .19         .22         .22         .30
                                               FISCAL YEAR 1995
                                                 QUARTER ENDED
                                -----------------------------------------------
                                  JULY 31   OCTOBER 31  JANUARY 31   APRIL 30
                                ----------- ----------- ----------- -----------
      Net sales................ $57,763,484 $66,783,591 $67,386,826 $78,813,947
      Gross profit.............  16,782,481  17,788,071  17,877,752  21,083,896
      Net income...............   5,828,945   5,990,362   5,964,812   8,337,270
      Net income per Common
       Share...................         .17         .17         .17         .24

                               INDEX TO EXHIBITS

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                         DESCRIPTION                           NUMBER
  -------                        -----------                         ----------

  3.1      Certificate of Incorporation of Registrant, as amended
           and currently in effect(1)
  3.2      By-Laws of Registrant, as amended and currently in
           effect(1)
  4.1      Article Fourth of Certificate of Incorporation of
           Registrant, as amended and currently in effect
           (Included in Exhibit 3.1)
 10.1      Methode Electronics, Inc. Employee Stock Ownership Plan
           dated February 24, 1977(2)*
 10.2      Methode Electronics, Inc. Employee Stock Ownership Plan
           and Trust Amendment No. 1(2)*
 10.3      Methode Electronics, Inc. Employee Stock Ownership
           Trust(2)*
 10.4      Methode Electronics, Inc. Employee Stock Ownership
           Trust--Amendment No. 1(2)*
 10.5      Methode Electronics, Inc. Incentive Stock Award
           Plan(3)*
 10.6      Methode Electronics, Inc. Supplemental Executive
           Benefit Plan(4)*
 10.7      Methode Electronics, Inc. Managerial Bonus and Matching
           Bonus Plan (also referred to as the Longevity
           Contingent Bonus Program)(4)*
 10.8      Methode Electronics, Inc. Capital Accumulation Plan(4)*
 10.9      Incentive Stock Award Plan for Non-Employee
           Directors(5)*
 10.10     Methode Electronics, Inc. 401(k) Savings Plan(5)*
 10.11     Methode Electronics, Inc. 401(k) Savings Trust(5)*
 10.12     Methode Electronics, Inc. Electronic Controls Division
           Cash and Class A Common Stock Bonus Plan(6)*
 11        Computation of Earnings per Common Share                      22
 21        Subsidiaries of the Registrant                                23
 23.1      Consent of Ernst & Young LLP                                  24
 27        Financial Data Schedules                                      25

- --------
(1) Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993 and incorporated herein by reference.
(2) Previously filed with Registrant's S-8 Registration Statement No. 2-60613 and incorporated herein by reference.
(3) Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984 and incorporated herein by reference.
(4) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994 and incorporated herein by reference.
(5) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(6) Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and incorporated herein by reference.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.