Form 10-Q
period 1996-07-31
METHODE ELECTRONICS INC
filed 1996-09-11
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      __________________________________

                                 FORM  10 - Q

(Mark One) [_] Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934
                 for the quarterly period ended July 31, 1996

                                      or

           [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                      __________________________________

                        Commission file number 0-2816.

                           METHODE ELECTRONICS, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)


           Delaware                                             36-2090085
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


7444 West Wilson Avenue, Harwood Heights, Illinois                 60656
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code)       (708) 867-9600
                                                    ---------------------------


                                     None
- -------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)


     At September 6, 1996, Registrant had 34,101,878 shares of Class A Common Stock and 1,233,237 shares of Class B Common Stock outstanding.

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


                     Yes   x                       No
                         -----                        -----

                                     INDEX

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION
- -------------------------------


Item 1.   Financial Statements (unaudited)


     Condensed consolidated balance sheets---July 31, 1996 and April 30, 1996.


     Condensed consolidated statements of income---Three months ended July 31, 1996 and 1995.


     Condensed statements of cash flows---Three months ended July 31, 1996 and 1995.


     Notes to condensed consolidated financial statements---July 31, 1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION
- ---------------------------


Item 6.   Exhibits and reports on Form 8-K



SIGNATURES
- ----------



PART I.  FINANCIAL INFORMATION
- ------------------------------
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
                                                                 July 31,             April 30,
                                                                   1996                 1996
                                                               (Unaudited)
ASSETS
CURRENT ASSETS                                                $ 60,535,778          $ 50,185,934
 Cash and cash equivalents
 Accounts receivable, less allowance
  (July 31, 1996 -- $1,230,000;
   April 30, 1996 -- $1,285,000)                                43,860,027            48,326,214
 Inventories:
   Finished products                                             6,240,081             5,199,125
   Work in process                                              13,294,012            15,330,639
   Materials                                                    11,112,460            11,557,591
                                                              ------------          ------------
                                                                30,646,553            32,087,355

 Current deferred income taxes                                   3,029,000             3,029,000
 Prepaid expenses                                                2,235,395             3,382,073
                                                              ------------          ------------
                     TOTAL CURRENT ASSETS                      140,306,753           137,010,576

PROPERTY, PLANT AND EQUIPMENT                                  156,870,899           152,507,769
 Less allowance for depreciation                                88,728,394            85,721,950
                                                              ------------          ------------
                                                                68,142,505            66,785,819

INTANGIBLE BENEFIT PLAN ASSET                                    3,434,860             3,601,793

OTHER ASSETS                                                    15,502,221            15,881,185
                                                              ------------          ------------
                                                              $227,386,339          $223,279,373
                                                              ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts and notes payable                                 $ 22,770,265          $ 26,388,255
   Other current liabilities                                    19,632,290            19,567,826
                                                              ------------          ------------
                 TOTAL CURRENT LIABILITIES                      42,402,555            45,956,081

OTHER LIABILITIES                                                1,918,391             1,918,391

DEFERRED COMPENSATION                                            7,198,477             7,301,175

ACCUMULATED BENEFIT PLAN OBLIGATION                              3,072,078             2,999,422

SHAREHOLDERS' EQUITY
 Common Stock                                                   17,740,764            17,661,116
 Paid in capital                                                17,721,860            15,249,444
 Retained earnings                                             137,316,260           131,073,343
 Other shareholders' equity                                         15,954             1,120,401
                                                              ------------          ------------
                                                               172,794,838           165,104,304
                                                              ------------          ------------

                                                              $227,386,339          $223,279,373
                                                              ============          ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



                                          Three Months Ended
                                               July 31,
                                       ------------------------
                                          1996         1995
                                       -----------  -----------

INCOME:
  Net sales                            $78,965,710  $68,215,814
  Other                                  1,378,883    1,165,843
                                       -----------  -----------
      Total                             80,344,593   69,381,657

COSTS AND EXPENSES:
  Cost of products sold                 57,640,514   49,590,774
  Selling and administrative expenses   10,089,491    9,234,437
                                       -----------  -----------
      Total                             67,730,005   58,825,211
                                       -----------  -----------

Income before income taxes              12,614,588   10,556,446

Provision for income taxes               4,605,000    3,853,000
                                       -----------  -----------

          NET INCOME                   $ 8,009,588  $ 6,703,446
                                       ===========  ===========

Weighted average number of Common
  Shares outstanding                    35,171,000   34,779,000

Earnings per Common Share                     $.23         $.19
                                              ====         ====


Cash dividends per Common Share               $.05         $.04
                                              ====         ====



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                     Three Months Ended
                                                           July 31
                                                     ------------------
                                                     1996          1995
                                                     ----          ----
OPERATING ACTIVITIES
  Net income                                     $ 8,009,588   $ 6,703,446
  Provision for depreciation
    and amortization                               3,354,197     3,051,381
  Changes in operating assets
    and liabilities                                5,460,181     3,201,370
  Other                                              272,808       280,373
                                                 -----------   -----------
                NET CASH PROVIDED BY
                OPERATING ACTIVITIES              17,096,774    13,236,570

INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                                     (4,710,883)   (4,368,837)
  Other                                            1,451,075       646,278
                                                 -----------   -----------
                    NET CASH USED IN
                INVESTING ACTIVITIES              (3,259,808)   (3,722,559)

FINANCING ACTIVITIES
  Dividends                                       (1,766,671)   (1,399,695)
  Other                                           (1,720,451)   (4,360,050)
                                                 -----------   -----------
                    NET CASH USED IN
                FINANCING ACTIVITIES              (3,487,122)   (5,759,745)
                                                 -----------   -----------
                    INCREASE IN CASH
                AND CASH EQUIVALENTS              10,349,844     3,754,266

Cash and cash equivalents at
  beginning of period                             50,185,934    40,763,656
                                                 -----------   -----------

           CASH AND CASH EQUIVALENTS
                    AT END OF PERIOD             $60,535,778   $44,517,922
                                                 ===========   ===========


See notes to condensed consolidated financial statements.

  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  July 31, 1996


  NOTE 1 -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.



  NOTE 2  -- COMMON STOCK SPLIT

        In October, 1995, the Company's Board of Directors declared a three for two stock split, paid on October 31, 1995, whereby one additional share of Class A Common Stock was issued for each two shares of Class A and Class B Common Stock outstanding. All share and per share amounts give retroactive effect to this stock split.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

  Results of Operations
  ---------------------

        Net sales for the first quarter of fiscal 1997 increased 16% to $78,966,000, compared with $68,216,000 for the first quarter last year. Sales of automotive controls, which represent approximately half of Methode's business, experienced sales gains in excess of 20% compared with the first quarter last year. Our dataMate smart interconnect sales grew by more than 50% and sales of fiber optic connectors and assemblies rose more than 40% over last year's first quarter. These sales gains were partially offset by a slowdown in the mainframe computer market which dropped our Network Buss sales by more than 20% for the quarter compared to the prior year and a slight decrease in sales by our overseas connector operations.

        Other income consisted primarily of earnings from an automotive joint venture, interest income on short-term investments and royalties.

        Cost of products sold as a percentage of sales for the quarter remained relatively constant at 73.0% compared with the year-ago period of 72.7%.

        Selling and administrative expenses as a percentage of sales were 12.8% in the first quarter of fiscal 1997, down from 13.5% for the year-ago period. Sales volume gains were primarily responsible for this improvement.

        The effective income tax rate was 36.5% for the quarters ended July 31, 1996 and 1995. The effective income tax rate exceeds the statutory federal rate of 35% because of the effect of state income taxes partially offset by lower statutory rates on foreign operations.

  Financial Conditions, Liquidity and Capital Resources
  -----------------------------------------------------

        Net cash provided by operating activities was $17,097,000 in the first quarter of fiscal 1997, up from the $13,237,000 provided during the year-ago period. The increase was primarily the result of decreased working capital requirements and increased net income.

        Capital expenditures and depreciation expense were $4,711,000 and $3,354,000 in fiscal 1997 and $4,369,000 and $3,051,000 in fiscal 1996. It is presently expected that fixed asset additions for fiscal 1997 will approach $25,000,000 and will be financed with internally generated funds.

PART II.    OTHER INFORMATION
- -----------------------------
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
        a) Exhibits
           --------

                               INDEX TO EXHIBITS

                                                                           Sequential
Exhibit                                                                       Page
Number  Description                                                          Number
- ------  -----------                                                        ----------
  3.1   Certificate of Incorporation of Registrant, as amended and currently in effect(1)
  3.2   By-Laws of Registrant, as amended and currently in effect(1)
  4.1   Article Fourth of Certificate of Incorporation of Registrant,
        as amended and currently in effect (Included in Exhibit 3.1)
  10.1  Methode Electronics, Inc. Employee Stock Ownership Plan dated
        February 24, 1977(2)*
  10.2  Methode Electronics, Inc. Employee Stock Ownership Plan and
        Trust Amendment No. 1(2)*
  10.3  Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
  10.4  Methode Electronics, Inc. Employee Stock Ownership Trust-
        Amendment No. 1(2)*
  10.5  Methode Electronics, Inc. Incentive Stock Award Plan(3)*
  10.6  Methode Electronics, Inc. Supplemental Executive Benefit Plan(4)*
  10.7  Methode Electronics, Inc. Managerial Bonus and Matching Bonus
        Plan (also referred to as the Longevity Contingent Bonus
        Program)(4)*
  10.8  Methode Electronics, Inc. Capital Accumulation Plan(4)*
  10.9  Incentive Stock Award Plan for Non-Employee Directors(5)*
  10.10 Methode Electronics, Inc. 401(k) Savings Plan(5)*
  10.11 Methode Electronics, Inc. 401(k) Savings Trust(5)*
  10.12 Methode Electronics, Inc. Electronic Controls Division Cash and
        Class A Common Stock Bonus Plan(6)*
  27    Financial Data Schedules                                              10
  __________
  (1)   Previously filed with Registrant's Form S-3 Registration Statement
        No.33-61940 filed April 30, 1993 and incorporated herein by reference.

  (2) Previously filed with Registrant's S-8 Registration Statement No.2-60613 and incorporated herein by reference.
  (3) Previously filed with Registrant's Registration Statement No.2-92902 filed August 23, 1984 and incorporated herein by reference.
  (4) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994 and incorporated herein by reference.
  (5)   Previously filed with Registrant's Form 10-K for the year ended
        April 30, 1994 and incorporated herein by reference.
  (6) Previously filed with Registrant's S-8 Registration Statement No.33-88036 and incorporated herein by reference.

        *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 of Form 10-Q.


        b) Reports on Form 8-K
           -------------------

        The Company did not file a report on Form 8-K during the three months ended July 31, 1996.


SIGNATURES
- ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Methode Electronics, Inc.
                                       ------------------------------------



                                  By:
                                       ------------------------------------
                                       Kevin Hayes, Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)


Dated:   September 10, 1996
        --------------------