Form 10-Q
period 1996-10-31
METHODE ELECTRONICS INC
filed 1996-12-13
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      __________________________________

                                 FORM  1 0 - Q

(Mark One) [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934
                for the quarterly period ended October 31, 1996

                                      or

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


     At December 3, 1996, Registrant had 34,107,785 shares of Class A Common Stock and 1,232,770 shares of Class B Common Stock outstanding.

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



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited)

     Condensed consolidated balance sheets October 31, 1996 and April 30, 1996.


     Condensed consolidated statements of income---Three months and six months ended October 31, 1996 and 1995.


     Condensed statements of cash flows --- Six months ended October 31, 1996 and 1995.


     Note to condensed consolidated financial statements --- October 31, 1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders.

Item 6.   Exhibits and reports on Form 8-K.



SIGNATURES
----------


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
                                                    October 31,      April 30,
                                                       1996            1996
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                       $ 56,184,137    $ 50,185,934
    Accounts receivable, less allowance
     (October 31, 1996--$1,233,000; April 30,
      1996 - $1,285,000)                              52,385,652      48,326,214
    Inventories:
     Finished products                                 5,289,162       5,199,125
     Work in process                                  13,898,735      15,330,639
     Materials                                        10,185,884      11,557,591
                                                    ------------    ------------

                                                      29,373,781      32,087,355

    Current deferred income taxes                      3,029,000       3,029,000
    Prepaid expenses                                   1,900,912       3,382,073
                                                    ------------    ------------


               TOTAL CURRENT ASSETS                  142,873,482     137,010,576

PROPERTY, PLANT AND EQUIPMENT                        163,936,648     152,507,769
 Less allowance for depreciation                      92,166,373      85,721,950
                                                    ------------    ------------

                                                      71,770,275      66,785,819

INTANGIBLE BENEFIT PLAN ASSET                          3,267,927       3,601,793

OTHER ASSETS                                          15,734,680      15,881,185
                                                    ------------    ------------

                                                    $233,646,364    $223,279,373
                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts and notes payable                       $ 22,910,647    $ 26,388,255
   Other current liabilities                          17,632,197      19,567,826
                                                    ------------    ------------
               TOTAL CURRENT LIABILITIES              40,542,844      45,956,081


OTHER LIABILITIES                                      1,918,391       1,918,391

DEFERRED COMPENSATION                                  7,264,419       7,301,175

ACCUMULATED BENEFIT PLAN OBLIGATION                    3,144,492       2,999,422

SHAREHOLDERS' EQUITY
 Common Stock                                         17,744,408      17,661,116
 Paid in capital                                      17,831,111      15,249,444
 Retained earnings                                   144,648,343     131,073,343
 Other shareholders' equity                              552,356       1,120,401
                                                    ------------    ------------
                                                     180,776,218     165,104,304
                                                    ------------    ------------
                                                    $233,646,364    $223,279,373
                                                    ============    ============

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES




                                              Three Months Ended             Six Months Ended
                                                  October 31,                   October 31,
                                         ----------------------------  ------------------------------
                                            1996              1995         1996              1995
                                         -----------      -----------  ------------      ------------
INCOME:
  Net sales                              $85,188,636      $78,638,261  $164,154,346      $146,854,075
  Other                                    1,350,577        1,240,497     2,729,460         2,406,340
                                         -----------      -----------  ------------      ------------

       Total                              86,539,213       79,878,758   166,883,806       149,260,415

COSTS AND EXPENSES:
  Cost of products sold                   61,319,492       57,285,373   118,960,006       106,876,147
  Selling and administrative expenses     10,890,695       10,648,198    20,980,186        19,882,635
                                         -----------      -----------  ------------      ------------

       Total                              72,210,187       67,933,571   139,940,192       126,758,782
                                         -----------      -----------  ------------      ------------

Income before income taxes                14,329,026       11,945,187    26,943,614        22,501,633

Provision for income taxes                 5,230,000        4,360,000     9,835,000         8,213,000
                                         -----------      -----------  ------------      ------------

           NET INCOME                    $ 9,099,026      $ 7,585,187  $ 17,108,614      $ 14,288,633
                                         ===========      ===========  ============      ============

Weighted average number of Common
 Shares outstanding                       35,218,000       34,950,000    35,194,000        34,873,000

Earnings per Common Share                      $0.26            $0.22         $0.49             $0.41
                                               =====            =====         =====             =====

Cash dividends per Common Share                $0.05            $0.04         $0.10             $0.08


See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                   Six Months Ended
                                                      October 31,
                                              ---------------------------
                                                  1996           1995
                                                  ----           ----
OPERATING ACTIVITIES
  Net Income                                  $ 17,108,614   $ 14,288,633
  Provision for depreciation
   and amortization                              6,812,400      6,177,532
 Changes in operating assets
   and liabilities                              (4,465,649)    (4,931,231)
 Other                                             721,538        847,810
                                              ------------   ------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                  20,176,903     16,382,744

INVESTING ACTIVITIES
  Purchases of property, plant and
   equipment                                   (11,796,856)   (11,155,598)
  Other                                          1,485,125       (241,857)
                                              ------------   ------------
              NET CASH USED IN
          INVESTING ACTIVITIES                 (10,311,731)   (11,397,455)

FINANCING ACTIVITIES
  Dividends                                     (3,533,614)    (2,808,106)
  Other                                           (333,355)    (3,699,188)
                                              ------------   ------------
              NET CASH USED IN
          FINANCING ACTIVITIES                  (3,866,969)    (6,507,294)
                                              ------------   ------------

   INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                   5,998,203     (1,522,005)

Cash and cash equivalents at
  beginning of period                           50,185,934     40,763,656
                                              ------------   ------------

     CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                $ 56,184,137   $ 39,241,651
                                              ============   ============



See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 1996


NOTE -- BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Net sales for the second quarter of fiscal 1997 increased 8% to $85,189,000 from $78,638,000 for the second quarter last year. Sales for the six months ended October 31, 1996 increased 12% to $164,154,000 compared with $146,854,000 for the comparable period last year. Sales of fiber optic connectors and assemblies increased more than 50% during the current year periods. Sales of automotive controls, which represent approximately half of Methode's business also posted strong increases during the current quarter and six-month period compared to the prior year. Network Buss products declined over 20% due to a slowing mainframe computer marketplace.

     Other income consisted primarily of earnings from our automotive joint venture, royalties and interest income from short-term investments.

     Cost of products sold as a percentage of sales for the second quarter decreased to 72.0% from 72.8% for the year-ago period. For the six month period ended October 31, 1996 this percentage decreased to 72.5% from 72.8% for the same period last year. Volume gains were primarily responsible for the margin improvement in the current year periods.

     Selling and administrative expenses as a percentage of sales were 12.8% in both the current quarter and six month period compared with 13.5% for the year-ago periods. Sales volume gains were primarily responsible for the improvement experienced in the current year periods.

     The effective income tax rate was 36.5% for the three and six month periods of the current and prior years. The effective income tax rate exceeds the statutory federal rate of 35% because of the effect of state income taxes partially offset by lower statutory rates on foreign operations.

Financial Conditions, Liquidity and Capital Resources

     Net cash provided by operating activities was $20,177,000 in the first six months of fiscal 1997, up from the $16,383,000 provided during the year-ago period. The increase was primarily the result of increased net income.

     Capital expenditures and depreciation expense were $11,797,000 and $6,812,000 in fiscal 1997 and $11,156,000 and $6,178,000 in fiscal 1996. It is presently expected that fixed asset additions for fiscal 1997 will approximate $25,000,000 and will be financed with internally generated funds.

PART.  II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders

               (a) The Annual Stockholders Meeting of the Company was held on September 10, 1996.

               (b) At the Annual Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders; each Class B nominee for director was elected by a vote of the Class B Stockholders.

          1. Election of the below named Class A Nominees of the Board of Directors of the Company by the holders of Class A Common Stock:

                                                   For                       Withheld

               Michael G. Andre                    29,591,593                639,227
               James W. Ashley, Jr.                29,587,520                643,300
               William C. Croft                    29,696,714                534,106


          2. Election of the below named Class B Nominees of the Board of Directors of the Company by the holders of Class B Common
               Stock:

                                                   For                       Withheld
               Kevin J.  Hayes                     1,189,893                 2,917
               William T. Jensen                   1,189,884                 2,926
               James W. McGinley                   1,189,893                 2,917
               William J. McGinley                 1,189,435                 3,375
               Raymond J. Roberts                  1,189,893                 2,917
               George C. Wright                    1,189,893                 2,917


          No other items were voted on at the Annual Stockholders Meeting or otherwise during the quarter.



PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     a) Exhibits

                               INDEX TO EXHIBITS

                                                                      Sequential
                                                                            Page
                                                                          Number
                                                                          ------
Exhibit
Number                         Description

3.1 Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2  By-Laws of Registrant, as amended and currently in effect(1)

Item 6.   Exhibits and Reports on Form 8-K

      a)  Exhibits   (Continued)

4.1 Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (Included in Exhibit 3.1)

10.1 Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977(2)*

10.2 Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No. 1(3)*
10.3   Methode Electronics, Inc. Employee Stock Ownership Trust(3)*
10.4   Methode Electronics, Inc. Employee Stock Ownership Trust-
       Amendment No.  1 (3)*.
10.5   Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6   Methode Electronics, Inc. Supplemental Executive Benefit Plan(4)*
10.7 Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)(4)*
10.8   Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9   Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10  Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11  Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12  Methode Electronics, Inc. Electronic Controls Division Cash and
       Class A Common Stock Bonus Plan (6)*
27     Financial Data Schedules                                               11
--------------
(1) Previously filed with Registrant's Form S-3 Registration Statement No.33-61940 filed April 30, 1993 and incorporated herein by reference.
(2) Previously filed with Registrant's S-8 Registration Statement No.2-60613 and incorporated herein by reference.
(3) Previously filed with Registrant's Registration Statement No.2-92902 filed August 23, 1984 and incorporated herein by reference.
(4) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994 and incorporated herein by reference.
(5) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(6) Previously filed with Registrant's S-8 Registration Statement No.33-88036 and incorporated herein by reference.

       *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 of Form 10-Q.

       b) Reports on Form 8-K

       The Company did not file a report on Form 8-K during the three months ended October 31, 1996.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Methode Electronics, Inc.




                                       By:  ____________________________________
                                            Kevin Hayes, Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)



Dated:    December 10, 1996