Form 10-Q
period 1997-01-31
METHODE ELECTRONICS INC
filed 1997-02-25
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        ______________________________

                                   FORM 10-Q

(Mark One) (X) Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934
                for the quarterly period ended January 31, 1997

                                      or

           ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                        ______________________________

                         Commission file number 0-2816



                           METHODE ELECTRONICS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

Delaware                                                      36-2090085
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


7444 West Wilson Avenue, Harwood Heights, Illinois               60656
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


(Registrant's telephone number, including area code)    (708) 867-9600
                                                       ----------------


                                     None
--------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

     At February 21, 1997, Registrant had 34,143,889 shares of Class A Common Stock and 1,202,251 shares of Class B Common Stock outstanding.

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

PART I.   FINANCIAL INFORMATION
-----------------------------------

Item 1.        Financial Statements (unaudited)


     Condensed consolidated balance sheets January 31, 1997 and April 30, 1996.


     Condensed consolidated statements of income -- Three months and nine months ended January 31,1997 and 1996.


     Condensed statements of cash flows -- Nine months ended January 31, 1997 and 1996.


     Note to condensed consolidated financial statements -- January 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION
---------------------------

Item 6.        Exhibits and reports on Form 8-K.



SIGNATURES
----------

-------------------------------
PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                             January 31,              April 30,
                                                                1997                    1996
                                                                ----                    ----
ASSETS                                                       (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                                  $ 62,539,836            $ 50,185,934
 Accounts receivable, less allowance
   (January 31, 1997--$1,229,000; April 30,
     1996--$1,285,000)                                        43,836,100              48,326,214
 Inventories:
   Finished products                                           5,848,530               5,199,125
   Work in process                                            17,016,208              15,330,639
   Materials                                                   9,137,993              11,557,591
                                                            ------------            ------------
                                                              32,002,731              32,087,355

 Current deferred income taxes                                 3,029,000               3,029,000
 Prepaid expenses                                              1,300,988               3,382,073
                                                            ------------            ------------
        TOTAL CURRENT ASSETS                                 142,708,655             137,010,576

PROPERTY, PLANT AND EQUIPMENT                                169,225,299             152,507,769
 Less allowance for depreciation                              95,700,225              85,721,950
                                                            ------------            ------------
                                                              73,525,074              66,785,819

INTANGIBLE BENEFIT PLAN ASSET                                  3,100,994               3,601,793

OTHER ASSETS                                                  16,189,502              15,881,185
                                                            ------------            ------------

                                                            $235,524,225            $223,279,373
                                                            ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts and notes payable                                 $ 18,027,914            $ 26,388,255
 Other current liabilities                                    17,030,446              19,567,826
                                                            ------------            ------------
      TOTAL CURRENT LIABILITIES                               35,058,360              45,956,081

OTHER LIABILITIES                                              1,918,391               1,918,391

DEFERRED COMPENSATION                                          7,201,314               7,301,175

ACCUMULATED BENEFIT PLAN OBLIGATION                            2,757,568               2,999,422

SHAREHOLDERS' EQUITY
 Common Stock                                                 17,747,330              17,661,116
 Paid in capital                                              17,939,244              15,249,444
 Retained earnings                                           152,015,593             131,073,343
 Other shareholders' equity                                      886,425               1,120,401
                                                            ------------            ------------
                                                             188,588,592             165,104,304
                                                            ------------            ------------

                                                            $235,524,225            $223,279,373
                                                            ============            ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                         Three Months Ended January 31,  Nine Months Ended January 31,
                                         -----------------------------   ----------------------------
                                              1997            1996            1997           1996
                                              ----            ----            ----           ----
INCOME:
  Net sales                                 $85,943,283     $75,731,809    $250,097,629   $222,585,884
  Other                                       1,984,063       1,193,104       4,713,523      3,599,444
                                         --------------  --------------  --------------  -------------

     Total                                   87,927,346      76,924,913     254,811,152    226,185,328

COSTS AND EXPENSES:
  Cost of products sold                      62,126,072      55,043,915     181,086,078    161,920,062
  Selling and administrative expenses        11,417,133       9,986,372      32,397,319     29,869,007
                                         --------------  --------------  --------------  -------------

     Total                                   73,543,205      65,030,287     213,483,397    191,789,069
                                         --------------  --------------  --------------  -------------

Income before income taxes                   14,384,141      11,894,626      41,327,755     34,396,259

Provision for income taxes                    5,250,000       4,340,000      15,085,000     12,553,000
                                         --------------  --------------  --------------  -------------

          NET INCOME                         $9,134,141      $7,554,626     $26,242,755    $21,843,259
                                         ==============  ==============  ==============  =============

Weighted average number of Common
  Shares outstanding                         35,261,000      35,029,000      35,217,000     34,921,000

Earnings per Common Share                         $0.26           $0.22           $0.75          $0.63
                                         ==============  ==============  ==============  =============

Cash dividends per Common Share                   $0.05           $0.04           $0.15          $0.12

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                         Nine Months Ended January 31,
                                         ----------------------------
                                              1997           1996
                                              ----           ----
OPERATING ACTIVITIES
  Net income                               $26,242,755    $21,843,259
  Provision for depreciation
    and amortization                        10,392,031      9,282,378
  Changes in operating assets
    and liabilities                         (3,766,593)       758,666
  Other                                      1,041,221      1,407,513
                                         -------------   ------------
                NET CASH PROVIDED BY
                OPERATING ACTIVITIES        33,909,414      33,291,816
INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                              (17,131,286)   (15,042,131)
  Other                                      1,092,640     (1,019,707)
                                         -------------   ------------
                 NET CASH USED IN
               INVESTING ACTIVITIES        (16,038,646)   (16,061,838)

FINANCING ACTIVITIES
  Dividends                                 (5,300,505)    (4,214,929)
  Other                                       (216,361)    (2,043,009)
                                         -------------   ------------
                 NET CASH USED IN
               FINANCING ACTIVITIES         (5,516,866)    (6,257,938)
                                         -------------   ------------

               DECREASE IN CASH AND
                 CASH EQUIVALENTS           12,353,902     10,972,040

Cash and cash equivalents at
  beginning of period                       50,185,934     40,763,656
                                         -------------   ------------

          CASH AND CASH EQUIVALENTS
               AT END OF PERIOD            $62,539,836    $51,735,696
                                         =============   ============

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (Unaudited)

January 31, 1997

NOTE -- BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

     Net sales for the third quarter of fiscal 1997 increased 13% to $85,943,000 from $75,732,000 for the third quarter last year. Sales for the nine months ended January 31, 1997, increased 12% to $250,098,000, compared with $222,586,000 for the comparable period last year. Sales of fiber optic connectors and assemblies increased more than 50% during the current year periods. Sales of automotive controls, which represent approximately half of Methode's business, also posted strong increases during the current quarter and nine-month period compared to the prior year. Network Buss products declined over 10% in the current quarter and over 20% year-to-date due to a slowing mainframe computer marketplace. The 1997 third quarter contained an additional week of operations as compared to the 1996 quarter.

     Other income consisted primarily of interest income from short-term investments, earnings from our automotive joint venture, royalties, and in the current quarter a $244,000 gain from the sale of marketable securities.

     Cost of products sold as a percentage of sales for the third quarter decreased to 72.3% from 72.7% for the year-ago period. For the nine-month period ended January 31, 1997, this percentage decreased to 72.4% from 72.7% for the same period last year. Volume gains were primarily responsible for the marginal improvement in the margins for the current year periods.

     Selling and administrative expenses as a percentage of sales were 13.3% and 13.0% in the current quarter and nine-month periods compared with 13.2% and 13.4% for the year-ago periods.

     The effective income tax rate was 36.5% for the three- and nine-month periods of the current and prior year. The effective income tax rate exceeds the statutory federal rate of 35% because of the effect of state income taxes partially offset by lower statutory rates on foreign operations.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $33,909,000 in the first nine months of fiscal 1997, compared with $33,292,000 provided during the year-ago period. The increase in cash provided as a result of increased net income was substantially offset by a reduction of accounts payable in the current quarter.

     Capital expenditures and depreciation expense were $17,131,000 and $10,392,000 in fiscal 1997 and $15,042,000 and $9,282,000 in fiscal 1996. It is presently expected that fixed asset additions for fiscal 1997 will approximate $25,000,000 and will be financed with internally generated funds.

     Subsequent to the end of the current quarter, the Company purchased for cash a 75% interest in Sentorque, Inc., a company controlling a portfolio of patents in the field of non-contact torque sensors. This technology is expected to be especially useful for automotive applications requiring economical techniques to directly measure power transmitted by a rotary shaft. There are also applications outside the automotive field for which the Company intends to license this new capability.

PART II.  OTHER INFORMATION
---------------------------

Item 6.        Exhibits and Reports on Form 8-K

     a)  Exhibits
                               INDEX TO EXHIBITS

                                                                                               Sequential
Exhibit                                                                                        Page
Number                       Description                                                       Number
------                       -----------                                                       ------
3.1    Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2    By-Laws of Registrant, as amended and currently in effect(1)
4.1    Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1   Methode Electronics, Inc. Employee Stock Ownership Plan dated
       February 24,1977(2)*
10.2   Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
       Amendment No. 1(2)*
10.3   Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4   Methode Electronics, Inc. Employee Stock Ownership Trust-
       Amendment No. 1(2)*
10.5   Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6   Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7   Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8   Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9   Incentive Stock Award Plan for Non-Employee Directors(5)*
10.1   Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11  Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12  Methode Electronics, Inc. Electronic Controls Division Cash and Class A
       Common Stock Bonus Plan(6)*                                                             10
   27  Financial Data Schedules

_______
(1)    Previously filed with Registrant's Form S-3 Registration Statement
       No. 33-61940 filed April 30, 1993 and incorporated herein by reference.

(2) Previously filed with Registrant's S-8 Registration Statement No. 2-60613 and incorporated herein by reference.
(3) Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(4) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994, and incorporated herein by reference.
(5) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6) Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and incorporated herein by reference.

       *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 of Form 10-Q.

       b)  Reports on Form 8-K

       The Company did not file a report on Form 8-K during the three months ended January 31, 1997.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Methode Electronics, Inc.
                               --------------------------------------------






                            By:____________________________________________
                                       Kevin J. Hayes
                                       Chief Financial Officer



Dated:  February 25, 1997
        -----------------