Form 10-K
period 1997-04-30
METHODE ELECTRONICS INC
filed 1997-07-29
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 1997

                         Commission File Number 0-2816

                           METHODE ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                          36-2090085
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)         Identification No.)

            7444 West Wilson Avenue                    60656
               Chicago, Illinois                     (Zip Code)
    (Address of Principal Executive Offices)

     Registrant's telephone number (including area code):  (708) 867-9600

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
    Title of each Class                                on which registered
    -------------------                               ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of the Class A and Class B Common Stock, $.50 par value, held by non-affiliates of the Registrant on July 15, 1997, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $687,898,000.

     Registrant had 34,272,032 shares of Class A, $.50 par value, and 1,200,854 shares of Class B, $.50 par value, outstanding as of July 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual shareholders meeting to be held September 9, 1997, are incorporated by reference into Part III.

                                    PART I
                                    ------

Item 1. Business

    Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, Methode Electronics, Inc. shall be referred to as the "Registrant" or the "Company."

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

    The following tabulation reflects the percentages of net sales of the major classes of products of the Registrant for the last three fiscal years.


                                                 April 30
                                            1995   1996   1997
                                            -----  -----  -----
    Connectors and Controls                  86.0%  88.6%  89.9%
    Printed Circuit Boards and Services       5.5    4.4    5.5
    Current Carrying Distribution Systems     8.5    7.0    4.6

    The sales activities of the Registrant are directed by sales managers who are supported by engineering personnel who provide technical services. The Registrant's products are sold through its sales staff and through independent manufacturers' representatives with offices throughout the world. Sales are made primarily to original equipment manufacturers and also to independent distributors.

    Sources and Availability of Raw Materials. Principal raw materials purchased by Registrant include copper-clad laminate, ferrous and copper alloy strips, plastic molding materials, fiber optic cable, etching and plating chemicals, die castings and precious metals. All of these items are available from several suppliers and the Registrant generally relies on more than one for each item.

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

    Material Customers. During the year ended April 30, 1997, shipments to Chrysler Corporation and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 42% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive component products.

    Backlog. The Registrant's backlog of orders for its continuing operations was approximately $55,200,000 at May 31, 1996, and $62,300,000 at May 31, 1997.
It is expected that most of the total backlog at May 31, 1997, will be shipped within the current fiscal year.

    Contracts Subject to Termination at the Election of the Government. Shipments as a subcontractor for various military programs constitute a significant portion of the Registrant's multilayer printed circuitry output, although not material to the Registrant's business as a whole. Although existing government orders are subject to termination at the election of the Government, the Registrant historically has never experienced a significant termination and has no information to lead it to believe that there is a likelihood of such an event during fiscal year 1998.

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

    Research and Development. Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $14,120,000, $17,425,000 and $18,575,000 for the fiscal years ended April 30, 1995, 1996, and 1997, respectively.

    Environmental Quality. Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected capital expenditures, earnings or the competitive position of the Registrant. Currently there are no environmental related lawsuits or material administrative proceedings pending against the Registrant. Further information as to environmental matters affecting the Registrant is presented in Note 7 to the consolidated financial statements included in Item 14(a)(1).

    Employees. At April 30, 1996, and 1997, Registrant had approximately 3,250 and 3,650 employees, respectively.

    Foreign Sales. Information about the Registrant's operations in different geographic regions is summarized in Note 9 to the consolidated financial statements included in Item 14 (a) (1).

Item 2.  Properties

    The Registrant has 21 manufacturing and three service facilities containing approximately 962,000 square feet of space, of which approximately 295,000 square feet are leased. Ten of the facilities are located in Illinois, four in California, one in Connecticut, one in New Jersey, one in Maryland, one in Ireland, two in Malta, two in Singapore and two in the United Kingdom. The acquisition of Merit-Malta Ltd. in fiscal 1997 added approximately 175,000 square feet of manufacturing space. Approximately 38,000 square feet of manufacturing space and a 20,000 square foot Research Center were added in 1996 and approximately 90,000 square feet of space for the manufacture of connectors and controls were added in fiscal 1995. Registrant's manufacturing facilities have been modernized as necessary in the opinion of management to keep pace with developments in the industry.

Item 3.   Legal Proceedings

    As of July 15, 1997, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to security holders during the fourth quarter of fiscal 1997.

                      Executive Officers of the Registrant


                                  Director     Offices and Positions Held and
      Name                   Age   Since        Length of Service as Officer
      ----                   ---  --------     ------------------------------
William J. McGinley           74    1946    President since 1997 and Chairman
                                            since 1994.   Prior thereto, he was
                                            President  of the Registrant from
                                            1946 to 1994. Mr. William J.
                                            McGinley is the father of James W.
                                            McGinley.

Michael G. Andre              57    1984    Senior Executive Vice President of
                                            the Registrant since December 1994.
                                            Prior thereto, he was Executive
                                            Vice President of Interconnect
                                            Products since January 1984 and
                                            Vice President of Interconnect
                                            Products since 1978.

John R. Cannon                49    1997    Senior Executive  Vice President of
                                            the Registrant since 1997.  Prior
                                            thereto Senior Executive Vice
                                            President of dataMate Products
                                            since 1996; prior thereto,
                                            Executive Vice President of
                                            dataMate Products.

Kevin J. Hayes                56    1984    Executive Vice President of the
                                            Registrant since 1997, Chief
                                            Financial Officer since 1996 and
                                            Assistant Secretary since 1995.
                                            Prior thereto, Vice President and
                                            Treasurer of the Registrant since
                                            1974.

James W. McGinley             42    1993    President since December 1994 and
                                            prior thereto Executive Vice
                                            President since June 1993 of Optical
                                            Interconnect Products. Prior
                                            thereto, he was General Manager of
                                            Connector Products from November
                                            1984 to January 1989, and Vice
                                            President, Corporate Sales and
                                            Marketing from January 1989 to June
                                            1993. Mr. James W. McGinley is the
                                            son of Mr. William J. McGinley.

James W. Ashley, Jr.          47    1995    Secretary of the Registrant since
                                            1995.  James W. Ashley, Jr., P.C.
                                            is a partner of Keck, Mahin & Cate
                                            (a law firm retained as counsel to
                                            the Registrant).

     All executive officers serve a term of one year which, for the current year, expires on September 9, 1997, or until their successors are duly elected and qualified.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low closing sales prices for the periods indicated as reported by Nasdaq. Historical data have been restated for the three for two stock split effective October 31, 1995.

                                                 Class A       Class B
                                               Stock Price   Stock Price
                                               ------------  ------------
                                               High    Low   High    Low
                                               -----  -----  -----  -----
          Fiscal Year ended April 30, 1997
             First Quarter                     18.75  16.50  18.25  16.75
             Second Quarter                    19.63  16.75  19.25  16.75
             Third Quarter                     22.38  18.25  22.50  18.25
             Fourth Quarter                    21.88  13.25  22.00  13.25
          Fiscal Year ended April 30, 1996
             First Quarter                     14.83  11.00  15.00  11.67
             Second Quarter                    16.17  14.17  16.33  14.33
             Third Quarter                     16.25  12.63  16.25  13.25
             Fourth Quarter                    16.75  13.50  16.75  13.75

     The Registrant pays dividends quarterly and for fiscal years 1996 and 1997, quarterly dividends were paid at an annual rate of $.16 and $.20, respectively, on both the Class A and Class B Common Stock. On June 27, 1997, the Board declared a dividend of $.05 per Class A share and Class B share, payable on July 31, 1997, to holders of record on July 15, 1997.

     The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

     As of July 15, 1997, the approximate number of record holders of the Company's Class A and Class B Common Stock was 1,320 and 525.



Item 6. Selected Financial Data


                                             1997        1996        1995        1994        1993
                                          ----------  ----------  ----------  ----------  ----------
                                                  (In Thousands, Except Per Share Amounts)

Income Statement Data:
  Net sales                                $343,092    $307,538    $270,748    $213,298    $172,038
  Income from continuing
    operations before income taxes           58,444      50,972      40,846      33,476      22,548
  Income taxes                               21,225      18,600      14,725      12,500       7,800
  Income from continuing operations          37,219      32,373      26,121      20,976      14,748
  Discontinued operations                         -           -           -           -         690
  Net income                                 37,219      32,373      26,121      20,976      15,438
Per Common Share:
  Income from continuing operations        $   1.06    $   0.93    $   0.75    $   0.61    $   0.43
  Net income                                   1.06        0.93        0.75        0.61        0.45
  Dividends, Class A                           0.20        0.16        0.08        0.03        0.03
  Dividends, Class B                           0.20        0.16        0.07        0.03        0.03
  Book value                                   5.59        4.69        3.87        3.11        2.47
Long-term debt                                1,005           -           -         107         204
Funded debt to total capital                   1:95        1:57        1:28        1:21        1:35
Retained Earnings                          $161,226    $131,073    $104,323    $ 80,963    $ 61,165
Fixed assets (net)                           80,096      66,786      56,167      48,454      44,419
Total assets                                253,491     223,279     191,496     160,630     129,029
From continuing operations:
  Return on equity                               21%         22%         22%         22%         19%
  Pre-tax income as a percentage of            17.0%       16.6%       15.1%       15.7%       13.1%
   sales
  Net income as a percentage of sales          10.8%       10.5%        9.6%        9.8%        8.6%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales increased 12% in fiscal 1997 following increases of 14% and 27% in 1996 and 1995 led by gains in electronic and automotive interconnects of 13% in 1997, 17% in 1996, and 22% in 1995. Sales of electrical, electronic and optical interconnects represented 90% of sales in fiscal 1997, 89% in 1996, and 86% in 1995. About half of consolidated sales were to the automotive industry during the three-year period ended April 30, 1997. Interconnect sales during that time frame benefited from the acquisition of a manufacturer of automotive components and other devices in the fourth quarter of fiscal 1997; the acquisition of a PCMCIA connector and package producer in the second quarter of fiscal 1996; and acquisitions of two molded cable operations in the second quarter of fiscal 1995. Sales of other connectivity devices (chiefly bus devices and printed circuit boards) and services declined 1% and 8% in fiscal 1997 and 1996 versus a gain of 72% in fiscal 1995. This area experienced difficult market conditions due to a decline in sales of mainframe computers (for which Methode supplies power and signal distribution buswork) and reduced defense procurement (for which Methode provides sophisticated multilayer circuit boards). Management has taken action to broaden the markets for these products.

     Other income consisted primarily of earnings from our automotive joint venture, interest income from short-term investments, and royalties.

     Cost of goods sold as a percentage of sales for 1997, 1996 and 1995 were 71.8%, 72.1% and 72.8%.

     Selling and administrative expenses as a percentage of sales were 12.9%, 12.9% and 13.3% in 1997, 1996 and 1995.

     Effective income tax rates were 36.3%, 36.5% and 36.1% for fiscal 1997, 1996 and 1995. The effective income tax rates exceed the statutory federal rate of 35% due to the effect of state income taxes offset, in part, by lower tax rates on foreign operations.

Financial Condition, Liquidity, and Capital Resources

     Net cash provided by operations was $44,854,000, $43,429,000 and $37,320,000 in 1997, 1996 and 1995. The increase in cash provided by operations was primarily the result of higher net income offset, in part, in 1997 by increased working capital requirements. To accelerate market penetration, extend product lines and stimulate technological development, the Company used $40,818,000 of its available cash in February 1997 to acquire 100% of Merit Elektrik GmbH, a manufacturer of automotive electrical components, and a 75% interest in Magnetoelastic Devices, Inc., a research company focused on solid state magnetic effects. Shortly after fiscal 1997 year-end, using operating cash flows the Company purchased the Common Stock of Adam Technologies, Inc., a designer and marketer of electronic connectors.

     Depreciation and amortization expense was $14,668,000, $12,117,000 and $10,608,000 in fiscal 1997, 1996 and 1995. Capital expenditures were $20,376,000, $22,124,000 and $17,422,000 in fiscal 1997, 1996 and 1995.
Principal capital investments involved completion of a new Automotive Research and Test Center in 1997; expansions at our Automotive Electronic Controls, Optoelectronic Products and Fiber Optic Products facilities in 1996; and a new test lab in 1995. Capital expenditures in 1997, 1996 and 1995 were funded from operating cash flows. It is anticipated that fixed capital acquisitions for 1998 will also be funded from operating cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 8, 1997, and is incorporated herein by reference.
Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption "16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

     Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about August 8, 1997, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption "Security Ownership" in the Registrant's proxy statement to be dated on or about August 8, 1997, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding the above is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 8, 1997, and is incorporated herein by reference.

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

     (b) Reports on Form 8-K

          The Company filed a report on Form 8-K on February 20, 1997, reporting its acquisition of 75% of the Common Stock of Sentorque, Inc. On February 27, 1997, the Company filed a report on Form 8-K reporting its acquisition of 100% of Merit-Elektrik GmbH and Merit-Malta Ltd.

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

                              METHODE ELECTRONICS, INC.
                               (Registrant)

                              By /s/Kevin J. Hayes
                                 -----------------
                                    Kevin J. Hayes
                                      Executive Vice President,
                                 Chief Financial Officer & Director

Dated:  July 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----
/s/ William J. McGinley      Chairman of the Board, President &    July 28, 1997
---------------------------   Director
    William J. McGinley      (Principal Executive Officer)


/s/ Michael G Andre          Senior Executive Vice President &     July 28, 1997
---------------------------  Director
    Michael G. Andre


/s/ John R. Cannon           Senior Executive Vice President &     July 28, 1997
---------------------------  Director
    John R. Cannon


/s/ Kevin J. Hayes           Executive Vice President,             July 28, 1997
---------------------------  Chief Financial Officer & Director
    Kevin J. Hayes


/s/ James W. McGinley        President, Optical Interconnect       July 28, 1997
---------------------------  Products, & Director
    James W. McGinley


/s/ James W. Ashley, Jr.     Secretary & Director                  July 28, 1997
---------------------------
    James W. Ashley, Jr.


/s/ William C. Croft         Director                              July 28, 1997
---------------------------
    William C. Croft


/s/ Raymond J. Roberts       Director                              July 28, 1997
---------------------------
    Raymond J. Roberts


                             Director                              July 28, 1997
---------------------------
     George C. Wright

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                   FORM 10-K

                             Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

     Consolidated Balance Sheets--April 30, 1997, and 1996

     Consolidated Statements of Income--Years Ended April 30, 1997, 1996 and
1995

     Consolidated Statements of Shareholders' Equity--Years Ended April 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows--Years Ended April 30, 1997, 1996 and 1995

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Methode Electronics, Inc.


We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 1997, and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 1997, and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.


                              ERNST & YOUNG LLP


Chicago, Illinois
June 24, 1997


CONSOLIDATED BALANCE SHEETS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                      April 30

                                                1997           1996
                                                ----           ----
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                 $ 23,115,320   $ 50,185,934
 Accounts receivable, less allowance
  (1997--$1,250,000; 1996--$1,285,000)       54,054,695     48,326,214
Inventories:
 Finished products                            7,347,088      5,199,125
 Work in process                             21,323,077     15,330,639
 Materials                                   11,185,199     11,557,591
                                           ---------------------------

                                             39,855,364     32,087,355
Current deferred income taxes                 2,831,000      3,029,000
Prepaid expenses                              2,944,056      3,382,073
                                           ---------------------------

    TOTAL CURRENT ASSETS                    122,800,435    137,010,576

OTHER ASSETS
 Goodwill, less accumulated amortization
  (1997--$544,693; 1996--$190,005)           35,190,298      3,825,687
 Intangible benefit plan asset (Note 5)       2,934,061      3,601,793
 Cash surrender value of life insurance       6,680,225      5,939,690
 Other                                        5,789,753      6,115,808
                                           ---------------------------

                                             50,594,337     19,482,978
PROPERTY, PLANT AND EQUIPMENT
 Land                                         1,700,401      1,684,985
 Buildings and building improvements         38,541,323     32,757,588
 Machinery and equipment                    138,808,669    118,065,196
                                           ---------------------------

                                            179,050,393    152,507,769

 Less allowances for depreciation            98,954,082     85,721,950
                                           ---------------------------

                                             80,096,311     66,785,819
                                           ---------------------------

                                           $253,491,083   $223,279,373
                                           ===========================




                                                              April 30
                                                       1997            1996
                                                       ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $ 24,471,106    $ 23,448,875
 Salaries, wages and payroll taxes                   7,755,491       7,355,329
 Other accrued expenses                              8,655,617       9,367,295
 Income taxes                                        2,568,477       2,845,202
 Notes payable                                       1,088,133       2,939,380
                                                  -----------------------------

    TOTAL CURRENT LIABILITIES                       44,538,824      45,956,081

ACCUMULATED BENEFIT PLAN OBLIGATION (Note 5)         2,326,248       2,999,422

OTHER LIABILITIES                                    2,464,519       1,918,391

DEFERRED COMPENSATION                                6,964,135       7,301,175

SHAREHOLDERS' EQUITY (Note 3)
 Common Stock, Class A                              17,137,447      17,036,666
 Common Stock, Class B                                 607,225         624,450
 Stock Awards                                       (1,032,465)       (969,745)
 Additional paid-in capital                         18,040,963      15,249,444
 Retained earnings                                 161,225,847     131,073,343
 Foreign currency translation adjustment             1,830,046       2,134,352
                                                 ------------------------------

                                                   197,809,063     165,148,510

 Less cost of shares in treasury                       611,706          44,206
                                                 ------------------------------

                                                   197,197,357     165,104,304


                                                 ------------------------------

                                                  $253,491,083    $223,279,373
                                                 ==============================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME

METHODE ELECTRONICS, INC. AND SUBSIDIARIES






                                                             Year Ended April 30
                                                   1997              1996             1995
                                                   ----              ----             ----
INCOME
 Net sales (Note 9)                            $343,092,265      $307,538,466     $270,747,848
 Other                                            6,164,196         4,945,265        3,732,237
                                              ------------------------------------------------

                                                349,256,461       312,483,731      274,480,085

Costs and expenses:
 Cost of products sold                          246,323,504       221,605,285      197,215,648
 Selling and administrative expenses             44,311,172        39,571,740       36,056,404
 Interest expense                                   177,902           334,092          361,644
                                              ------------------------------------------------

                                                290,812,578       261,511,117      233,633,696
                                              ------------------------------------------------

   INCOME BEFORE INCOME TAXES                    58,443,883        50,972,614       40,846,389


Income taxes (Note 6)                            21,225,000        18,600,000       14,725,000
                                              ------------------------------------------------

      NET INCOME                               $ 37,218,883      $ 32,372,614     $ 26,121,389
                                              ================================================


Amounts per Common Share (Note 3):
 Net income                                           $1.06             $0.93            $0.75
 Cash dividends:
  Class A                                             $0.20             $0.16            $0.08
  Class B                                             $0.20             $0.16            $0.07
Weighted average number of
 Common Shares outstanding                       35,236,000        34,967,000       34,671,000


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

Years Ended April 30, 1997, 1996, and 1995

                                     Common        Common                    Additional                    Currency
                                      Stock         Stock         Stock        Paid-in        Retained    Translation    Treasury
                                     Class A       Class B        Awards       Capital        Earnings     Adjustment      Stock
                                     -------       -------        ------       -------        --------     ----------    --------
Balance at April 30, 1994           $10,967,861    $642,846   $  (720,064)   $14,795,130    $ 80,963,058    $1,272,080  $ (44,206)
Stock Award grant of
 164,348 shares of Common
 Stock, Class A                          54,782                (1,767,035)     1,712,253
Earned portion of Stock Awards                                  1,499,084
Tax benefit from appreciation
 of Stock Awards                                                                 599,000
Conversion of 4,725 shares of
 Common Stock, Class B to 4,725
 shares of Common Stock, Class A          2,363      (2,363)
Foreign currency translation
 adjustment                                                                                                  1,587,817
Net income for the year                                                                       26,121,389
Cash dividends on Common Stock                                                                (2,761,738)
                                   -----------------------------------------------------------------------------------------------

Balance at April 30, 1995            11,025,006     640,483      (988,015)    17,106,383     104,322,709     2,859,897    (44,206)
Stock Award grant of 169,062
 shares of Common Stock, Class A         56,354                (1,910,688)     1,854,334
Earned portion of Stock Awards                                  1,928,958
Tax benefit from appreciation
 of Stock Awards                                                                  68,000
Issuance of 165,708 shares of
 Common Stock, Class A (Note 2)          55,236                                2,104,764
Three-for-two stock split paid
 in Common Stock, Class A             5,884,037                               (5,884,037)
Conversion of 32,066 shares of
 Common Stock, Class B to 32,066
 shares of Common Stock, Class A         16,033     (16,033)
Foreign currency translation
 adjustment                                                                                                   (725,545)
Net income for the year                                                                       32,372,614
Cash dividends on Common Stock                                                                (5,621,980)
                                   -----------------------------------------------------------------------------------------------

Balance at April 30, 1996            17,036,666     624,450                   15,249,444                     2,134,352    (44,206)
                                                                 (969,745)                   131,073,343
Stock Award grant of
 119,493  shares of Common
 Stock, Class A                          59,747                (2,050,075)     1,990,328
Earned portion of Stock Awards                                  1,987,355
Tax benefit from
 appreciation of Stock Awards                                                    125,000
Issuance of 47,619 shares
 of Common Stock, Class A
 (Note 2)                                23,809                                  676,191
Purchase of treasury stock
 -- 40,000 shares of Common
 Stock, Class A                                                                                                          (567,500)
Conversion of 34,449 shares of
 Common Stock, Class B to 34,449
 shares of Common Stock, Class A         17,225     (17,225)
Foreign currency translation
 adjustment                                                                                                   (304,306)
Net income for the year                                                                       37,218,883
Cash dividends on Common Stock                                                                (7,066,379)
                                   -------------------------------------------------------------------------------------------------

Balance at April 30, 1997           $17,137,447    $607,225    $(1,032,465)  $18,040,963    $161,225,847    $1,830,046  $(611,706)
                                   =================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                                                   Year Ended April 30
                                                                           1997           1996           1995
                                                                           ----           ----           ----
OPERATING ACTIVITIES
  Net income                                                           $ 37,218,883   $ 32,372,614   $ 26,121,389
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for depreciation
        and amortization                                                 14,668,382     12,117,010     10,608,121
      Provision for losses on accounts
        receivable                                                           11,000         35,000        157,000
      Provision for deferred
        compensation and supplemental
        executive benefit plan                                             (342,482)       684,120        735,974
      Provision for deferred
        income taxes                                                        541,000        792,000        150,000
      Amortization of Stock Awards                                        1,987,355      1,928,958      1,499,084
      Changes in operating assets and
        liabilities:
          Accounts receivable                                              (786,579)    (8,312,521)    (2,640,227)
          Inventories                                                    (3,048,392)     1,061,181     (3,659,668)
          Current deferred income
            taxes and prepaid expenses                                      651,990       (548,935)      (355,103)
          Accounts payable and
            accrued expenses                                             (6,046,726)     3,299,795      4,703,232
                                                                     --------------------------------------------
                                                 NET CASH PROVIDED BY
                                                 OPERATING ACTIVITIES    44,854,431     43,429,222     37,319,802
INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                                                           (20,375,599)   (22,123,827)   (17,421,612)
  Acquisitions (Note 2)                                                 (40,818,330)             -     (2,593,063)
  Purchase of treasury stock                                               (567,500)             -              -
  Purchases of life insurance policies                                     (740,535)      (920,171)      (493,631)
  Other                                                                    (917,560)    (2,692,727)       287,899
                                                                     --------------------------------------------
                                                     NET CASH USED IN
                                                 INVESTING ACTIVITIES   (63,419,524)   (25,736,725)   (20,220,407)
FINANCING ACTIVITIES
  Repayment on lines of credit
    and long-term borrowings                                             (1,439,142)    (2,648,239)      (359,963)
  Dividends                                                              (7,066,379)    (5,621,980)    (2,761,738)
                                                                     --------------------------------------------
                                                     NET CASH USED IN
                                                 FINANCING ACTIVITIES    (8,505,521)    (8,270,219)    (3,121,701)
                                                                     --------------------------------------------
                                          INCREASE (DECREASE) IN CASH
                                                 AND CASH EQUIVALENTS   (27,070,614)     9,422,278     13,977,694
Cash and cash equivalents at
  beginning of year                                                      50,185,934     40,763,656     26,785,962
                                                                     --------------------------------------------
                                                        CASH AND CASH
                                           EQUIVALENTS AT END OF YEAR  $ 23,115,320   $ 50,185,934   $ 40,763,656
                                                                     ============================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

April 30, 1997


1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts and operations of the Company and its subsidiaries.

Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the balance sheet as cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: Properties are stated on the basis of cost. The Company amortizes such costs by annual charges to income, computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

Long-Lived Assets: In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1997 and the effect of adoption was not material.

Income Taxes: Income taxes are accounted for using the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Research and Development Costs: Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 1997, 1996 and 1995 amounted to $18,575,000, $17,425,000 and $14,120,000, respectively.

Earnings Per Share: Net income per Common Share is based on the weighted average number of Common Shares outstanding. The dilutive effect on net income per Common Share assuming the vesting of unearned Stock Awards is not significant.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), Earnings per Share, which is required to be adopted in the Company's third quarter of fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of earnings per share.

Fair Value of Financial Instruments: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The weighted average interest rates on such borrowings for the years ended April 30, 1997, 1996 and 1995 were 6.57%, 5.18% and 5.28%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates:
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:
-----------------

Certain amounts have been reclassified in the financial statements for fiscal 1996 and 1995 to conform to their presentation in 1997.

2.  ACQUISITIONS

On February 26, 1997, the Company acquired all of the outstanding shares of German-based Merit-Elektrik GmbH and Malta-based Merit Malta Ltd. (collectively Merit Elektrik). The aggregate purchase price of approximately $30,400,000, including costs of acquisition, was financed with available cash balances. Merit Elektrik is a manufacturer of automotive switches, transmission controls and other devices.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based upon their estimated fair values. The estimated fair values of tangible assets acquired and liabilities assumed were $17,916,000 and $7,199,000, respectively. This allocation resulted in an excess of purchase price over assets acquired of $19,680,000 which is being amortized on a straight-line basis over 40 years.

On February 16, 1997, the Company acquired for cash 75% of the outstanding shares of Sentorque, Inc. located in Florida. Sentorque, Inc. owns a portfolio of intellectual property covering innovative advances in circularly magnetized non-contact torque sensors.

On July 31, 1995, the Company issued 165,708 shares of Common Stock, Class A to acquire a San Jose, California manufacturer of sonic welded packages for the personal computer card industry. On June 27, 1996, 47,619 additional shares of Common Stock, Class A, were issued as additional consideration for this acquisition. A final installment of 38,052 shares will be made in the first quarter of fiscal 1998 related to this acquisition.

On September 9, 1994, the Company purchased for cash, a molded cable assembly business with operations located in North Haven, Connecticut and Limerick, Ireland.

The above described acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies have been included in the Company's consolidated financial statements from their respective dates of acquisition. The excess of purchase price over net assets acquired in these acquisitions, if any, is being amortized on a straight-line basis over periods ranging from 25 to 40 years. Had these acquisitions been made as of the beginning of fiscal 1996, sales and operating results would not be materially different than reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


3.  SHAREHOLDERS' EQUITY

Preferred Stock: The Company has 50,000 authorized shares of Series A, 4% cumulative convertible Preferred Stock, par value $100 per share, of which none were outstanding at April 30, 1997.

Common Stock: Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 1997, 1,982,206 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's Incentive Stock Award Plans.

In October, 1995, the Company's Board of Directors declared a three for two stock split, paid on October 31, 1995, whereby one additional share of Class A Common Stock was issued for each two shares of Class A and Class B Common Stock outstanding. All share and per share data have been restated to reflect this stock split.

Common Stock, par value $.50 per share, authorized, issued and in treasury, was as follows:

                    April 30, 1997                April 30, 1996
               -----------------------     --------------------------
                     Common Stock                 Common Stock
                Class A       Class B       Class A         Class B
                -------       -------       -------         -------

Authorized     50,000,000    5,000,000     50,000,000       5,000,000
Issued         34,274,892    1,214,451     34,073,331       1,248,900
In treasury       174,200       12,200        134,200          12,200

Stock Awards: The Company has an Incentive Stock Award Plan (Incentive Plan) that permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,331,121 shares have been awarded through April 30, 1997. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If for any reason other than retirement, disability or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants.

The Company also has an Incentive Stock Award Plan for Non-employee Directors that permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 75,000 shares have been awarded at April 30, 1997. Shares awarded pursuant to this plan have no vesting restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


4.  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an Employee Stock Ownership Plan for the benefit of full-time employees who have completed one year of service. The purpose of the Plan is to assist employees to accumulate capital ownership in the Company and through that ownership to promote in them a strong interest in the successful operation of the Company. The Company made annual contributions of $1,200,000 to the Plan during fiscal 1997, 1996 and 1995.

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

The net periodic cost recognized as expense for this plan was as follows:

                                    Prior
                                Service Costs      Interest     Total
                                -------------      --------     -----
          1997                       $667,732      $226,826    $894,558
          1996                        667,732       270,093     937,825
          1995                        667,732       310,566     978,298

The weighted-average assumed discount rate used to measure the projected benefit obligation in all years was 6-2/3%.

6. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows:

                                                         1997           1996
                                                         ----           ----
Deferred tax liabilities:
     Accelerated tax depreciation                    $ 4,279,000    $ 4,362,000
     Other liabilities                                    49,000        134,000
                                                     -----------    -----------
                                                     $ 4,328,000    $ 4,496,000

Deferred tax assets:
     Deferred compensation and Stock Awards            3,873,000      3,878,000
     Inventory valuation differences                     978,000      1,012,000
     Environmental reserves                              690,000      1,020,000
     Other accruals                                    1,616,000      1,596,000
     Net operating loss carry forwards                    40,000        165,000
                                                     -----------    -----------
                                                       7,197,000      7,671,000
     Less valuation allowance                             40,000        165,000
                                                     -----------    -----------
     Total deferred tax assets                         7,157,000      7,506,000
     Net deferred tax assets                           2,829,000      3,010,000
                                                     ===========    ===========
     Net current deferred tax assets                   2,831,000      3,029,000
     Net non-current deferred tax liabilities             (2,000)       (19,000)
                                                     -----------    -----------
                                                     $ 2,829,000    $ 3,010,000
                                                     ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


6.   INCOME TAXES (Continued)

Federal and state taxes on income consisted of the following:


                                   1997          1996           1995
                                -----------   -----------    -----------
Current
    Federal                     $16,477,000   $14,115,000    $11,726,000
    Foreign                         745,000       696,000        324,000

    State                         3,462,000     2,997,000      2,525,000
                                -----------   ------------    ----------
                                 20,684,000    17,808,000     14,575,000

    Deferred                        541,000       792,000        150,000
                                -----------   -----------    -----------

                                $21,225,000   $18,600,000    $14,725,000
                                ===========   ===========    ===========

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:


                                 1997          1996          1995
                                 ------------  ------------  ------------
Income tax at
   statutory rate                $20,455,000   $17,841,000   $14,296,000

Effect of:
   State income taxes              2,301,000     2,026,000     1,641,000

   Foreign operations
   with lower statutory
   rates                            (993,000)     (736,000)     (865,000)

   Other-net                        (538,000)     (531,000)     (347,000)
                                 -----------   -----------   -----------

Income tax provision             $21,225,000   $18,600,000   $14,725,000
                                 ===========   ===========   ===========

The Company paid income taxes of approximately $21,035,000 in 1997, $16,840,000 in 1996 and $13,980,000 in 1995. No provision has been made for income taxes of approximately $7,036,000 at April 30, 1997 which would be payable should undistributed net income of $17,612,000 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

7.   ENVIRONMENTAL MATTERS

The Company is involved in environmental investigation and/or remediation at certain of its present plant sites. The Company is not yet able to determine when such remediation activity will be complete.

At April 30, 1997 and 1996, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of approximately $1,825,000 and $3,050,000, respectively. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



7.  ENVIRONMENTAL MATTERS (Continued)


In 1997, the Company spent $1,350,000 on remediation cleanups and related studies compared with $931,000 in 1996 and $1,615,000 in 1995. In 1997, the costs associated with environmental matters as they relate to day-to-day activities were not material.

In fiscal 1997, the Company elected to early adopt Statement of Position 96-1, Environmental Remediation Liabilities, the impact of which was not material to the Company.


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

Sales to two automotive customers approximated 42%, 40%, and 42% of net sales in the years ended April 30, 1997, 1996 and 1995, respectively.

At April 30, 1997 and 1996, accounts receivable from customers in the automotive industry were approximately $28,713,000 and $27,831,000, respectively. Receivables are generally due within 30 days. Credit losses relating to all customers consistently have been within management's expectation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



9.   DESCRIPTION OF BUSINESS (Continued)

Information about the Company's operations in different geographic regions is as follows:


                            1997           1996           1995
                         ------------   ------------   ------------
Net Sales:
  Domestic               $279,715,031   $252,624,190   $226,024,411
  Far East                 25,508,921     24,630,167     18,931,172
  Europe                   37,868,313     30,284,109     25,792,265
                         ------------   ------------    -----------

                         $343,092,265   $307,538,466   $270,747,848
                         ============   ============   ============

Operating Profit:
  Domestic               $ 51,372,014   $ 45,551,070   $ 37,237,411
  Far East                    337,265      1,898,117         55,404
  Europe                    3,925,537      1,504,735      2,421,373
  Income & expenses not
    allocated to areas      2,809,067      2,018,692      1,132,201
                         ------------   ------------   ------------

                         $ 58,443,883   $ 50,972,614   $ 40,846,389
                         ============   ============   ============

Assets:
  Domestic               $189,280,114   $179,178,383   $155,850,737
  Far East                 29,646,147     29,415,698     23,434,566
  Europe                   34,564,822     14,685,292     12,210,592
                         ------------   ------------   ------------

                         $253,491,083   $223,279,373   $191,495,895
                         ============   ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES



10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 1997.



                                     Fiscal Year 1997
                                      Quarter Ended
                                      -------------
                    July 31      October 31    January 31     April 30
                  ------------  ------------  ------------  ------------
Net sales          $78,965,710   $85,188,636   $85,943,283   $92,994,636
Gross profit        21,325,196    23,869,144    23,817,211    27,757,210
Net income           8,009,588     9,099,026     9,134,141    10,976,128
Net income per
  Common Share            0.23          0.26          0.26          0.31


                                     Fiscal Year 1996
                                      Quarter Ended
                                     ----------------
                    July 31      October 31    January 31     April 30
                  ------------  ------------  ------------  ------------
Net sales          $68,215,814   $78,638,261   $75,731,809   $84,952,582
Gross profit        18,625,040    21,352,888    20,687,894    25,267,359
Net income           6,703,446     7,585,187     7,554,626    10,529,355
Net income per
  Common Share            0.19          0.22          0.22          0.30

                               INDEX TO EXHIBITS

                                                                                 Sequential
Exhibit                                                                             Page
Number                                Description                                  Number
-------                               -----------                                ----------
  3.1     Certificate of Incorporation of Registrant, as amended and currently in effect(1)

  3.2     Bylaws of Registrant, as amended and currently in effect(1)

  4.1 Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)

 10.1     Methode Electronics, Inc. Employee Stock Ownership Plan dated February
          24, 1977(2)*

 10.2     Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
          Amendment No.1(2)*

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

 10.8     Methode Electronics, Inc. Capital Accumulation Plan(4)*

 10.9     Incentive Stock Award Plan for Non-Employee Directors(5)*

 10.10    Methode Electronics, Inc. 401(k) Savings Plan(5)*

 10.11    Methode Electronics, Inc. 401(k) Savings Trust(5)*

 10.12    Methode Electronics, Inc. Electronic Controls Division Cash and Class
          A Common Stock Bonus Plan(6)

  11      Computation of Earnings per Common Share                                       25

  21      Subsidiaries of the Registrant                                                 26

 23.1     Consent of Ernst & Young LLP                                                   27

  27      Financial Data Schedules                                                       28


----------

(1) Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.
(2) Previously filed with Registrant's S-8 Registration Statement No. 2-60613 and incorporated herein by reference.
(3) Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(4) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994, and incorporated herein by reference.
(5) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6) Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and incorporated herein by reference.
         *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form
          10-K pursuant to Item 14(c) of Form 10-K.