Form 10-Q
period 1997-07-31
METHODE ELECTRONICS INC
filed 1997-09-10
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

(Mark One) (X) Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934
                 for the quarterly period ended July 31, 1997
                                       or
           ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                         ______________________________

                         Commission file number 0-2816

                           METHODE ELECTRONICS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

Delaware                                                           36-2090085
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


7444 West Wilson Avenue, Harwood Heights, Illinois                    60656
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


 (Registrant's telephone number, including area code)    (708) 867-9600
                                                         --------------

                                      None
- --------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

     At September 5, 1997, Registrant had 34,273,132 shares of Class A Common Stock and 1,199,754 shares of Class B Common Stock outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X                     No
                  ---                       ---

                                     INDEX

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
- -----------------------------------

Item 1.   Financial Statements (unaudited)


     Condensed consolidated balance sheets July 31, 1997 and April 30, 1997


     Condensed consolidated statements of income -- Three months ended July 31,1997 and 1996


     Condensed consolidated statements of cash flows -- Three months ended July 1, 1997 and 1996


     Notes to condensed consolidated financial statements - - July 31, 1997



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and reports on Form 8-K


SIGNATURES
- ----------

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES



                                                                                           July 31,                 April 30,
                                                                                            1997                      1997
                                                                                            ----                      ----
ASSETS                                                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                              $ 23,996,971              $ 23,115,320
  Accounts receivable - net                                                                56,667,569                54,054,695
  Inventories:
    Finished products                                                                       9,839,562                 7,347,088
    Work in process                                                                        25,580,649                21,323,077
    Materials                                                                               9,697,378                11,185,199
                                                                                         ------------              ------------
                                                                                           45,117,589                39,855,364
  Current deferred income taxes                                                             2,971,000                 2,831,000
  Prepaid expenses                                                                          2,955,592                 2,944,056
                                                                                         ------------              ------------
                                              TOTAL CURRENT ASSETS                        131,708,721               122,800,435


PROPERTY, PLANT AND EQUIPMENT                                                             183,099,544               179,050,393
  Less allowance for depreciation                                                         102,193,560                98,954,082
                                                                                         ------------              ------------
                                                                                           80,905,984                80,096,311
GOODWILL - net                                                                             38,269,773                35,190,298
INTANGIBLE BENEFIT PLAN ASSET                                                               2,767,128                 2,934,061
OTHER ASSETS                                                                               13,097,067                12,469,978
                                                                                         ------------              ------------
                                                                                         $266,748,673              $253,491,083
                                                                                         ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                                                             $ 27,380,418              $ 25,559,239
  Other current liabilities                                                                22,769,575                18,979,585
                                                                                         ------------              ------------
                                              TOTAL CURRENT LIABILITIES                    50,149,993                44,538,824

OTHER LIABILITIES                                                                           2,383,900                 2,464,519
DEFERRED COMPENSATION                                                                       6,838,057                 6,964,135
ACCUMULATED BENEFIT PLAN OBLIGATION                                                         2,398,904                 2,326,248
SHAREHOLDERS' EQUITY
  Common Stock                                                                             17,829,719                17,744,672
  Paid in capital                                                                          20,598,807                18,040,963
  Retained earnings                                                                       168,608,470               161,225,847
  Other shareholders' equity                                                               (2,059,177)                  185,875
                                                                                         ------------              ------------
                                                                                          204,977,819               197,197,357
                                                                                         ------------              ------------
                                                                                         $266,748,673              $253,491,083
                                                                                         ============              ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                                                Three Months Ended July 31,
                                                                                ---------------------------
                                                                                   1997            1996
                                                                                   ----            ----

INCOME:
 Net sales                                                                      $91,898,318     $78,965,710
 Other                                                                            1,132,188       1,378,883
                                                                                -----------     -----------

     Total                                                                       93,030,506      80,344,593

COSTS AND EXPENSES:
 Cost of products sold                                                           66,774,651      57,640,514
 Selling and administrative expenses                                             12,164,600      10,089,491
                                                                                -----------     -----------

     Total                                                                       78,939,251      67,730,005
                                                                                -----------     -----------


Income before income taxes                                                       14,091,255      12,614,588

Provision for income taxes                                                        4,935,000       4,605,000
                                                                                -----------     -----------


                                                             NET INCOME          $9,156,255      $8,009,588
                                                                                ===========     ===========

Weighted average number of Common
 Shares outstanding                                                              35,298,000      35,171,000

Earnings per Common Share                                                             $0.26           $0.23
                                                                                ===========     ===========

Cash dividends per Common Share                                                       $0.05           $0.05




See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                                               Three Months Ended July 31,
                                                                               ---------------------------
                                                                                  1997             1996
                                                                                  ----             ----

OPERATING ACTIVITIES
  Net income                                                                    $9,156,255       $8,009,588
  Provision for depreciation
    and amortization                                                             4,468,898        3,354,197
  Changes in operating assets
    and liabilities                                                             (4,030,498)       5,460,181
  Other                                                                            801,193          272,808
                                                                              ------------      -----------
                                                      NET CASH PROVIDED BY
                                                      OPERATING ACTIVITIES      10,395,848       17,096,774
INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                                                                   (4,851,455)      (4,710,883)
  Acquisitions                                                                  (3,649,195)
  Other                                                                         (1,506,440)       1,451,075
                                                                              ------------      -----------
                                                          NET CASH USED IN
                                                      INVESTING ACTIVITIES     (10,007,090)      (3,259,808)

FINANCING ACTIVITIES
  Dividends                                                                     (1,773,632)      (1,766,671)
  Other                                                                          2,266,525       (1,720,451)
                                                                              ------------      -----------
                                                      NET CASH PROVIDED BY
                                            (USED IN) FINANCING ACTIVITIES         492,893       (3,487,122)
                                                                              ------------      -----------

                                                      INCREASE IN CASH AND
                                                          CASH EQUIVALENTS         881,651       10,349,844

Cash and cash equivalents at
  beginning of period                                                           23,115,320       50,185,934
                                                                              ------------      -----------

                                                 CASH AND CASH EQUIVALENTS
                                                          AT END OF PERIOD     $23,996,971      $60,535,778
                                                                              ============      ===========



See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (Unaudited)

July 31, 1997

NOTE 1.   BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

NOTE 2.   ACQUISITION

     Effective May 5, 1997, the Company, using available cash balances, purchased all of the outstanding shares of Adam Technologies, a designer and marketer of electronic connectors. The acquisition, which may require additional contingent consideration if certain performance targets are attained, was accounted for using the purchase method of accounting and the results of operations of Adam Technologies have been included in the Company's consolidated financial statements from the date of acquisition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
- ---------------------

     Net sales for the first quarter of fiscal 1998 increased 16% to $91,898,000, compared with $78,966,000 for the first quarter last year. Merit-Malta Methode, a European automotive component supplier acquired in February 1997, helped Methode achieve automotive interconnect devices and controls sales gains of just under 10% for the current quarter compared with the first quarter last year. Domestic sales of automotive controls declined about 4% from the first quarter of fiscal 1997. Automotive interconnect devices and controls represented about half of Methode's business during both periods. Our dataMate "smart interconnect" sales grew by approximately 40%, and with the help of Adam Technologies, a broad line electronics connector supplier acquired in May 1997, other connectors and assemblies had sales gains in excess of 30% over last year's first quarter. Sales of Network Buss products to the mainframe computer industry continued the decline begun in the first quarter of fiscal 1997, and sales in the current year first quarter were less than half of last year's first quarter.

     Other income consisted primarily of earnings from an automotive joint venture, royalty and license fees, and interest income on short-term investments.

     Cost of products sold as a percentage of sales for the quarter remained relatively constant at 72.7% compared with the year-ago period of 73.0%.

     Selling and administrative expenses as a percentage of sales were 13.2% in the first quarter of fiscal 1998, up from 12.8% for the year-ago period.

     The effective income tax rate was 35.0% in the current quarter compared with 36.5% for the quarter ended July 31, 1996. The effective income tax rate in the first quarter of fiscal 1998 equaled the statutory federal rate of 35% with lower statutory rates on foreign operations offsetting the effect of state income taxes. In the first quarter of fiscal 1997, the foreign operations were not a large enough component of total income to completely offset the effect of state income taxes.

Financial Conditions, Liquidity and Capital Resources
- -----------------------------------------------------

     Net cash provided by operating activities was $10,396,000 in the first quarter of fiscal 1998, down from the $17,097,000 provided during the year-ago period. The decrease was primarily the result of increased working capital requirements.

     To accelerate market penetration and extend product offerings, the Company purchased the Common Stock of Adam Technologies in May 1997. Available cash balances were used to fund this acquisition.

     Depreciation and amortization expense was $4,469,000 in the first quarter of fiscal 1998 compared with $3,354,000 in fiscal 1997, with capital expenditures of $4,851,000 and $4,711,000, respectively. It is presently expected that fixed asset additions for fiscal 1998 will approach $25,000,000 and will be financed with internally generated funds.

PART II.  OTHER INFORMATION
- --------  -----------------

Item 6.   Exhibits and Reports on Form 8-K

     a)  Exhibits
                               INDEX TO EXHIBITS

                                                                                                                   Sequential
Exhibit                                                                                                            Page
Number                                                Description                                                  Number
- -------                                               -----------                                                  ------
  3.1       Certificate of Incorporation of Registrant, as amended and currently in effect(1)
  3.2       By-Laws of Registrant, as amended and currently in effect(1)
  4.1       Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
 10.1       Methode Electronics, Inc. Employee Stock Ownership Plan dated
            February 24, 1977(2)*
 10.2       Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
            Amendment No. 1(2)*
 10.3       Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
 10.4       Methode Electronics, Inc. Employee Stock Ownership Trust-
            Amendment No. 1(2)*
 10.5       Methode Electronics, Inc. Incentive Stock Award Plan(3)*
 10.6       Methode Electronics, Inc. Supplemental Executive Benefit Plan(4)*
 10.7       Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
 10.8       Methode Electronics, Inc. Capital Accumulation Plan(4)*
 10.9       Incentive Stock Award Plan for Non-Employee Directors(5)*
 10.10      Methode Electronics, Inc. 401(k) Savings Plan(5)*
 10.11      Methode Electronics, Inc. 401(k) Savings Trust(5)*
 10.12      Methode Electronics, Inc. Electronic Controls Division Cash and Class A
            Common Stock Bonus Plan(6)*                                                                              10
 27         Financial Data Schedules
- --------
 (1)        Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940
            filed April 30, 1993 and incorporated herein by reference.

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

       b)  Reports on Form 8-K

       The Company did not file a report on Form 8-K during the three months ended July 31, 1997.

SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Methode Electronics, Inc.
                                --------------------------------------




                            By:
                                --------------------------------------
                                    Kevin J. Hayes
                                    Chief Financial Officer



Dated:  September 9, 1997
        -----------------