Form 10-Q
period 1997-10-31
METHODE ELECTRONICS INC
filed 1997-12-12
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q
(Mark One)  (X)   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities and Exchange Act of 1934
                  for the quarterly period ended October 31, 1997
                                       or
            ( )   Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934.
                           _____________________________
                           Commission file number 0-2816


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

     At December 8, 1997, Registrant had 34,263,132 shares of Class A Common Stock and 1,199,754 shares of Class B Common Stock outstanding.

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

                                     INDEX


                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)


         Condensed consolidated balance sheets October 31, 1997 and April 30,
         1997


         Condensed consolidated statements of income -- Six months ended October 31, 1997 and 1996


         Condensed consolidated statements of cash flows -- Six months ended October 31, 1997 and 1996


         Notes to condensed consolidated financial statements -- October 31,
         1997



Item 2. Management's discussion and analysis of financial condition and results of operations




PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of matters to a vote of security holders

Item 6.  Exhibits and reports on Form 8-K



SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         Methode Electronics, Inc. and Subsidiaries

                                                               October 31,               April 30,
                                                                  1997                     1997
                                                                  ----                     ----
ASSETS                                                         (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                    $ 21,719,504             $ 23,115,320
  Accounts receivable - net                                      65,383,544               54,054,695
  Inventories:
    Finished products                                             9,535,875                7,347,088
    Work in process                                              28,966,021               21,323,077
    Materials                                                    10,111,656               11,185,199
                                                            ---------------          ---------------
                                                                 48,613,552               39,855,364
  Current deferred income taxes                                   2,971,000                2,831,000
  Prepaid expenses                                                2,416,951                2,944,056
                                                            ---------------          ---------------
             TOTAL CURRENT ASSETS                               141,104,551              122,800,435

PROPERTY, PLANT AND EQUIPMENT                                   187,004,998              179,050,393
  Less allowance for depreciation                               105,434,030               98,954,082
                                                            ---------------          ---------------
                                                                 81,570,968               80,096,311

GOODWILL - net                                                   38,042,057               35,190,298
INTANGIBLE BENEFIT PLAN ASSET                                     2,600,195                2,934,061
OTHER ASSETS                                                     13,699,881               12,469,978
                                                            ---------------          ---------------

                                                               $277,017,652             $253,491,083
                                                            ===============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                                   $ 30,553,539             $ 25,559,239
  Other current liabilities                                      21,548,897               18,979,585
                                                            ---------------          ---------------
        TOTAL CURRENT LIABILITIES                                52,102,436               44,538,824

OTHER LIABILITIES                                                 2,376,259                2,464,519
DEFERRED COMPENSATION                                             6,994,538                6,964,135
ACCUMULATED BENEFIT PLAN OBLIGATION                               2,471,318                2,326,248
SHAREHOLDERS' EQUITY
  Common Stock                                                   17,829,719               17,744,672
  Paid in capital                                                20,598,808               18,040,963
  Retained earnings                                             176,306,949              161,225,847
  Other shareholders' equity                                     (1,662,375)                 185,875
                                                            ---------------          ---------------
                                                                213,073,101              197,197,357
                                                            ---------------          ---------------

                                                               $277,017,652             $253,491,083
                                                            ===============          ===============

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                           Three Months Ended October 31,     Six Months Ended October 31,
                                                           -----------------------------      ---------------------------
                                                               1997           1996                 1997           1996
                                                               ----           ----                 ----           ----
INCOME:
 Net sales                                                 $ 99,934,242  $ 85,188,636         $ 191,832,560  $164,154,346
 Other                                                        1,337,801     1,350,577             2,469,989     2,729,460
                                                           ------------  ------------         -------------  ------------

     Total                                                  101,272,043    86,539,213           194,302,549   166,883,806

COSTS AND EXPENSES:
 Cost of products sold                                       73,488,813    61,319,492           140,263,464   118,960,006
 Selling and administrative expenses                         13,205,915    10,890,695            25,370,515    20,980,186
                                                           ------------  ------------         -------------  ------------

     Total                                                   86,694,728    72,210,187           165,633,979   139,940,192
                                                           ------------  ------------         -------------  ------------

Income before income taxes                                   14,577,315    14,329,026            28,668,570    26,943,614

Provision for income taxes                                    5,105,000     5,230,000            10,040,000     9,835,000
                                                           ------------  ------------         -------------  ------------

       NET INCOME                                          $  9,472,315  $  9,099,026         $  18,628,570  $ 17,108,614
                                                           ============  ============         =============  ============

Weighted average number of Common
 Shares outstanding                                          35,338,000    35,218,000            35,318,000    35,194,000

Earnings per Common Share                                  $       0.27  $       0.26         $        0.53  $       0.49
                                                           ============  ============         =============  ============

Cash dividends per Common Share                            $       0.05   $      0.05          $       0.05  $       0.05


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                                                         Six Months Ended October 31,
                                                                                         ---------------------------
                                                                                             1997            1996
                                                                                             ----            ----
OPERATING ACTIVITIES
 Net income                                                                             $  18,628,570   $ 17,108,614
 Provision for depreciation
  and amortization                                                                          9,120,573      6,812,400
 Changes in operating assets
  and liabilities                                                                         (13,544,328)    (4,465,649)
 Other                                                                                      1,630,351        721,538
                                                                                        -------------   ------------
                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES                          15,835,166     20,176,903
INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment                                                                                (9,878,728)   (11,796,856)
 Acquisitions                                                                              (3,710,865)
 Other                                                                                     (2,234,041)     1,485,125
                                                                                        -------------   ------------
                                                 NET CASH USED IN
                                             INVESTING ACTIVITIES                         (15,823,634)   (10,311,731)

FINANCING ACTIVITIES
 Dividends                                                                                 (3,547,468)    (3,533,614)
 Other                                                                                      2,140,120       (333,355)
                                                                                        -------------   ------------
                                                 NET CASH USED IN
                                             FINANCING ACTIVITIES                          (1,407,348)    (3,866,969)
                                                                                        -------------   ------------

                                           INCREASE (DECREASE) IN
                                        CASH AND CASH EQUIVALENTS                          (1,395,816)     5,998,203

Cash and cash equivalents at
 beginning of period                                                                       23,115,320     50,185,934
                                                                                        -------------   ------------

                                        CASH AND CASH EQUIVALENTS
                                                 AT END OF PERIOD                       $  21,719,504   $ 56,184,137
                                                                                        =============   ============

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 1997


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

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

Item 2.    Management's Discussion and Analysis

Results of Operations
---------------------

     Net sales for the second quarter of fiscal 1998 increased 17% to $99,833,000, compared with $85,189,000 for the second quarter last year. Sales for the six months ended October 31, 1997 increased 17% to $191,833,000 compared with $164,154,000 for the same period last year. The Company's two most recent acquisitions, Adam Technologies, Inc., a broad line electronic connector supplier, and Merit-Malta Methode, a European automotive component manufacturer, added more than 10% to its sales growth. Automotive interconnect devices and controls, which represented about half of Methode's business during all periods, experienced a 2% decline in sales to the domestic automotive industry. Our dataMate "smart interconnect" companies grew by approximately 60% in the current quarter and 50% in the current six-month period. Sales of Network Buss products to the mainframe computer industry continued the decline begun in the first quarter of fiscal 1997, and in the current quarter and six-month period the decline approximated 3% of consolidated sales.

     Other income consisted primarily of earnings from an automotive joint venture, royalty and license fees, and interest income on short-term investments.

     Cost of products sold as a percentage of sales for the second quarter increased to 73.5% from 72.0% for the year-ago period. For the six-month period ended October 31, 1997 this percentage increased to 73.1% from 72.5% for the same period last year. The automotive business was the largest contributor to this margin decline due to the reduction in volume and additional costs incurred for new programs that are not yet producing revenue.

     Selling and administrative expenses as a percentage of sales were 13.2% in both the current quarter and six-month period of fiscal 1998, up from 12.8% for the year-ago periods.

     The effective income tax rate was 35.0% in the current quarter and six-month period compared with 36.5% for the quarter and six-month period ended October 31, 1996. The effective income tax rate in fiscal 1998 equaled the statutory federal rate of 35% with lower statutory rates on foreign operations offsetting the effect of state income taxes. In fiscal 1997, the foreign operations were not a large enough component of total income to completely offset the effect of state income taxes.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $15,835,000 in fiscal 1998, down from the $20,177,000 provided during the year-ago period. The decrease was primarily the result of increased working capital requirements.

     To accelerate market penetration and extend product offerings, the Company purchased the Common Stock of Adam Technologies in May 1997. Available cash balances were used to fund this acquisition.

     Depreciation and amortization expense increased to $9,121,000 in fiscal 1998 compared with $6,812,000 in fiscal 1997. Acquisitions of subsidiaries in the fourth quarter of 1997 and the first quarter of 1998 were major contributors to this increase. Capital expenditures were $9,879,000 in fiscal 1998 compared with $11,797,000 last year. It is presently expected that fixed asset additions for fiscal 1998 will approximate $25,000,000 and will be financed with internally generated funds.

PART II.   OTHER INFORMATION
----------------------------

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Stockholders Meeting of the company was held on September 9, 1997.

           (c) At the Annual Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders; each Class B nominee for director was elected by a vote of the Class B Stockholders; and the proposed adoption of the Methode Electronics, Inc. 1997 Stock Plan was approved by the Stockholders as follows:

       1. Election of the below named Class A Nominees of the Board of Directors of the Company by the holders of Class A Common Stock:

                                                   For                Withheld
                                                ----------            --------
           Michael G. Andre                     30,129,046            628,229
           William C. Croft                     30,188,715            568,560
           James W. Ashley, Jr.                 30,128,617            628,658

       2. Election of the below named Class B Nominee of the Board of Directors of the Company by the holders of Class B Common Stock:

                                                   For                Withheld
                                                ----------            --------
           John R. Cannon                        1,141,095              4,805
           Kevin J. Hayes                        1,141,095              4,805
           James W. McGinley                     1,141,095              4,805
           William J. McGinley                   1,141,095              4,805
           Raymond J. Roberts                    1,141,095              4,805
           George C. Wright                      1,140,455              5,445

       3.  Adoption of the Methode Electronics, Inc. 1997 Stock Plan.

           The affirmative vote of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock voting together as a single class with each share of Class A Common Stock having one-tenth of a vote per share and each share of Class B Common Stock having one vote per share was required (and received) for the adoption of the Plan.

           No other items were voted on at the Annual Stockholders Meeting or otherwise during the quarter.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                               INDEX TO EXHIBITS

                                                                                                                   Sequential
Exhibit                                                                                                               Page
Number                                                Description                                                    Number
-------                                               -----------                                                  ----------
3.1         Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2         By-Laws of Registrant, as amended and currently in effect(1)
4.1         Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1        Methode Electronics, Inc. Employee Stock Ownership Plan dated
            February 24,1977(2)*
10.2        Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
            Amendment No. 1(2)*
10.3        Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4        Methode Electronics, Inc. Employee Stock Ownership Trust-
            Amendment No. 1(2)*
10.5        Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6        Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7        Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8        Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9        Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10       Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11       Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12       Methode Electronics, Inc. Electronic Controls Division Cash and Class A
            Common Stock Bonus Plan(6)*
27          Financial Data Schedules                                                                                           11
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

            b)  Reports on Form 8-K

            The Company did not file a report on Form 8-K during the three months ended October 31, 1997.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Methode Electronics, Inc.





                                    By:
                                       --------------------------------
                                                Kevin J. Hayes
                                            Chief Financial Officer


Dated:  December 11, 1997
        -----------------