Form 10-Q/A
period 1997-10-31
METHODE ELECTRONICS INC
filed 1997-12-22
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q/A-1
(Mark One)  (X)   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities and Exchange Act of 1934
                  for the quarterly period ended October 31, 1997
                                       or
            ( )   Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934.
                           _____________________________
                           Commission file number 0-2816


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


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                           Three Months Ended October 31,     Six Months Ended October 31,
                                                           -----------------------------      ---------------------------
                                                               1997           1996                 1997           1996
                                                               ----           ----                 ----           ----
INCOME:
 Net sales                                                 $ 99,934,242  $ 85,188,636         $ 191,832,560  $164,154,346
 Other                                                        1,337,801     1,350,577             2,469,989     2,729,460
                                                           ------------  ------------         -------------  ------------

     Total                                                  101,272,043    86,539,213           194,302,549   166,883,806

COSTS AND EXPENSES:
 Cost of products sold                                       73,488,813    61,319,492           140,263,464   118,960,006
 Selling and administrative expenses                         13,205,915    10,890,695            25,370,515    20,980,186
                                                           ------------  ------------         -------------  ------------

     Total                                                   86,694,728    72,210,187           165,633,979   139,940,192
                                                           ------------  ------------         -------------  ------------

Income before income taxes                                   14,577,315    14,329,026            28,668,570    26,943,614

Provision for income taxes                                    5,105,000     5,230,000            10,040,000     9,835,000
                                                           ------------  ------------         -------------  ------------

       NET INCOME                                          $  9,472,315  $  9,099,026         $  18,628,570  $ 17,108,614
                                                           ============  ============         =============  ============

Weighted average number of Common
 Shares outstanding                                          35,338,000    35,218,000            35,318,000    35,194,000

Earnings per Common Share                                  $       0.27  $       0.26         $        0.53  $       0.49
                                                           ============  ============         =============  ============

Cash dividends per Common Share                            $       0.05   $      0.05          $       0.10  $       0.10


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


                                    Methode Electronics, Inc.





                                    By: Kevin J. Hayes
                                       --------------------------------
                                                Kevin J. Hayes
                                            Chief Financial Officer


Dated:  December 19, 1997
        -----------------