Form 10-Q
period 1998-01-31
METHODE ELECTRONICS INC
filed 1998-03-13
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q
(Mark One)   (X)    Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities and Exchange Act of 1934
                    for the quarterly period ended January 31, 1998

                                       or

             ( )    Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934.

                          ---------------------------------
                            Commission file number 0-2816


                           METHODE ELECTRONICS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

Delaware                                              36-2090085
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


7444 West Wilson Avenue, Harwood Heights, Illinois       60656
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)      (708) 867-9600
                                                          -----------------


                                      None
--------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

     At March 3, 1998, Registrant had 34,271,882 shares of Class A Common Stock and 1,199,754 shares of Class B Common Stock outstanding.

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

                                     INDEX


                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)


         Condensed consolidated balance sheets January 31, 1998 and April 30,
         1997


         Condensed consolidated statements of income -- Three months and nine months ended January 31,1998 and 1997


         Condensed consolidated statements of cash flows -- Three months and nine months ended January 31, 1998 and 1997


         Notes to condensed consolidated financial statements -- January 31,
         1998



Item 2. Management's discussion and analysis of financial condition and results of operations




PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and reports on Form 8-K



SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                               January 31,               April 30,
                                                                  1998                    1997
                                                               ------------            ------------
ASSETS                                                         (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                    $ 23,037,524            $ 23,115,320
  Accounts receivable - net                                      50,492,354              54,054,695
  Inventories:
    Finished products                                             8,821,113               7,347,088
    Work in process                                              33,777,731              21,323,077
    Materials                                                    10,761,726              11,185,199
                                                               ------------            ------------
                                                                 53,360,570              39,855,364
  Current deferred income taxes                                   2,971,000               2,831,000
  Prepaid expenses                                                2,211,528               2,944,056
                                                               ------------            ------------
        TOTAL CURRENT ASSETS                                    132,072,976             122,800,435

PROPERTY, PLANT AND EQUIPMENT                                   190,425,107             179,050,393
  Less allowance for depreciation                               108,062,990              98,954,082
                                                               ------------            ------------
                                                                 82,362,117              80,096,311

GOODWILL - net                                                   37,769,273              35,190,298
INTANGIBLE BENEFIT PLAN ASSET                                     2,433,262               2,934,061
OTHER ASSETS                                                     14,469,273              12,469,978
                                                               ------------            ------------

                                                               $269,106,901            $253,491,083
                                                               ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                                   $ 25,163,648            $ 25,559,239
  Other current liabilities                                      15,656,278              18,979,585
                                                               ------------            ------------
        TOTAL CURRENT LIABILITIES                                40,819,926              44,538,824

OTHER LIABILITIES                                                 2,688,929               2,464,519
DEFERRED COMPENSATION                                             7,153,388               6,964,135
ACCUMULATED BENEFIT PLAN OBLIGATION                               2,384,394               2,326,248
SHAREHOLDERS' EQUITY
  Common Stock                                                   17,834,094              17,744,672
  Paid in capital                                                20,773,425              18,040,963
  Retained earnings                                             181,623,778             161,225,847
  Other shareholders' equity                                     (4,171,033)                185,875
                                                               ------------            ------------
                                                                216,060,264             197,197,357
                                                               ------------            ------------

                                                               $269,106,901            $253,491,083
                                                               ============            ============

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                    Three Months Ended January 31,       Nine Months Ended January 31,
                                                    ------------------------------       ------------------------------
                                                        1998              1997               1998              1997
                                                        ----              ----               ----              ----
INCOME:
 Net sales                                          $90,740,296        $85,943,283       $282,572,856      $250,097,629
 Other                                                1,024,806          1,984,063          3,494,795         4,713,523
                                                    -----------        -----------       ------------      ------------

     Total                                           91,765,102         87,927,346        286,067,651       254,811,152

COSTS AND EXPENSES:
 Cost of products sold                               68,692,163         62,126,072        208,955,627       181,086,078
 Selling and administrative expenses                 12,122,541         11,417,133         37,493,056        32,397,319
                                                    -----------        -----------       ------------      ------------

     Total                                           80,814,704         73,543,205        246,448,683       213,483,397
                                                    -----------        -----------       ------------      ------------


Income before income taxes                           10,950,398         14,384,141         39,618,968        41,327,755

Provision for income taxes                            3,860,000          5,250,000         13,900,000        15,085,000
                                                    -----------        -----------       ------------      ------------


          NET INCOME                                $ 7,090,398        $ 9,134,141       $ 25,718,968      $ 26,242,755
                                                    ===========        ===========       ============      ============


Basic and diluted earnings
 per Common Share                                         $0.20              $0.26              $0.73             $0.75
                                                    ===========        ===========       ============      ============


Cash dividends per Common Share                           $0.05              $0.05              $0.15             $0.15

Weighted average number of
 Common Shares outstanding                           35,264,000         35,135,000         35,261,000        35,122,000

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                                  Nine Months Ended January 31,
                                                                  ----------------------------
                                                                      1998             1997
                                                                      ----             ----

OPERATING ACTIVITIES
  Net income                                                      $ 25,718,968     $ 26,242,755
  Provision for depreciation
   and amortization                                                 13,655,188       10,392,031
  Changes in operating assets
   and liabilities                                                 (14,469,018)      (3,766,593)
  Other                                                              2,481,533        1,041,221
                                                                  ------------     ------------

                      NET CASH PROVIDED BY OPERATING ACTIVITIES     27,386,671       33,909,414
INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                                                      (14,931,570)     (17,131,286)
  Acquisitions                                                      (3,711,003)
  Other                                                             (5,857,162)       1,092,640
                                                                  ------------     ------------

                          NET CASH USED IN INVESTING ACTIVITIES    (24,499,735)     (16,038,646)

FINANCING ACTIVITIES
  Dividends                                                         (5,321,037)      (5,300,505)
  Other                                                              2,356,305         (216,361)
                                                                  ------------     ------------

                          NET CASH USED IN FINANCING ACTIVITIES     (2,964,732)      (5,516,866)
                                                                  ------------     ------------

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (77,796)      12,353,902


Cash and cash equivalents at
  beginning of period                                               23,115,320       50,185,934
                                                                  ------------     ------------

                     CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 23,037,524     $ 62,539,836
                                                                  ============     ============

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JANUARY 31, 1998


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

     In 1997, the Financial Acounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The adoption of Statement 128 did not impact the Company's earnings per share amounts for any period presented.

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

Item 2.  Management's Discussion and Analysis

Results of Operations
---------------------

     Net sales for the third quarter of fiscal 1998 increased 6% to $90,740,000, compared with $85,943,000 last year. Sales for the nine months ended January 31, 1998 increased 13% to $282,573,000 compared with $250,098,000 a year ago.
Without the Company's two most recent acquisitions, Adam Technologies, Inc., a broad line electronic connector supplier, and Merit-Malta Methode, a European automotive component manufacturer, sales for the quarter would have been slightly below the prior year third quarter and the year-to-date sales would have been almost flat with last year. Automotive interconnect devices and controls, which represented about half of Methode's business during all periods, experienced about a 5% decline in sales to the domestic automotive industry for the quarter and a decline of almost 4% for the year-to-date period. Our dataMate "smart interconnect" companies grew by approximately 11% in the current quarter and 35% in the current nine-month period. Sales of fiber optic connectors were off about 25% in the quarter and 5% year-to-date due to a slowdown in cable assembly sales to the data center market. The 1998 third quarter contained one less week of operations as compared to the 1997 quarter.

     Other income consisted primarily of earnings from an automotive joint venture, royalty and license fees, and interest income on short-term investments. Other income for the quarter was down nearly $1,000,000 primarily due to reduced interest income. Also last year's quarter contained a $244,000 gain from the sale of marketable securities.

     Cost of products sold as a percentage of sales for the third quarter increased to 75.7% from 72.3% for the year-ago period. For the nine-month period ended January 31, 1998 this percentage increased to 74.0% from 72.4% last year. The automotive business was the largest contributor to this margin decline falling 4% due to the reduction in volume, product mix, additional infrastructure, some customer pricing pressure and engineering costs incurred for new programs that are not yet producing revenue.

     Selling and administrative expenses as a percentage of sales were 13.4% and 13.3% in the three-month and nine-month periods of fiscal 1998, up from 13.3% and 13.0% for the year-ago periods.

     The effective income tax rate was 35.0% in the current quarter and nine-month period compared with 36.5% for the quarter and nine-month period ended January 31, 1997. The effective income tax rate in fiscal 1998 equaled the statutory federal rate of 35% with lower statutory rates on foreign operations offsetting the effect of state income taxes. In fiscal 1997, the foreign operations were not a large enough component of total income to completely offset the effect of state income taxes.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $27,387,000 in fiscal 1998, down from the $33,909,000 provided during the year-ago period. The decrease was the result of increased working capital requirements for automotive tooling inventories.

     To accelerate market penetration and extend product offerings, the Company purchased the Common Stock of Adam Technologies in May 1997. Available cash balances were used to fund this acquisition.

     Depreciation and amortization expense increased to $13,655,000 in fiscal 1998 compared with $10,392,000 in fiscal 1997. Acquisitions of subsidiaries in the fourth quarter of 1997 and the first quarter of 1998 were major contributors to this increase. Capital expenditures were $14,932,000 in fiscal 1998 compared with $17,131,000 last year. It is presently expected that fixed asset additions for fiscal 1998 will approximate $20,000,000 and will be financed with internally generated funds.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits
                               INDEX TO EXHIBITS

                                                                                                        Sequential
Exhibit                                                                                                 Page
Number                                        Description                                               Number
-------                                       -----------                                               ------
3.1         Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2         By-Laws of Registrant, as amended and currently in effect(1)
4.1         Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1        Methode Electronics, Inc. Employee Stock Ownership Plan dated
            February 24,1977(2)*
10.2        Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
            Amendment No. 1(2)*
10.3        Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4        Methode Electronics, Inc. Employee Stock Ownership Trust-
            Amendment No. 1(2)*
10.5        Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6        Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7        Methode Electronics Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8        Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9        Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10       Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11       Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12       Methode Electronics, Inc. Electronic Controls Division Cash and Class A
            Common Stock Bonus Plan(6)*
27          Financial Data Schedules                                                                    10
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

            b) Reports on Form 8-K
               -------------------

            The Company did not file a report on Form 8-K during the three months ended January 31, 1998.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Methode Electronics, Inc.
                               ________________________________________




                            By: _______________________________________
                                    Kevin J. Hayes
                                    Chief Financial Officer



Dated: March 11, 1998
       --------------