Form 10-K
period 1998-04-30
METHODE ELECTRONICS INC
filed 1998-07-29
CIK 65270

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 1998

                         COMMISSION FILE NUMBER 0-2816

                           METHODE ELECTRONICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              36-2090085
     (STATE OR OTHER JURISDICTION         (IRS EMPLOYER IDENTIFICATION NO.)
   OFINCORPORATION OR ORGANIZATION)

        7444 WEST WILSON AVENUE                         60656
           CHICAGO, ILLINOIS                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (708) 867-9600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
      TITLE  OF EACH CLASS                                ON WHICH REGISTERED
      --------------------                               ---------------------
              None                                               None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     CLASS A COMMON STOCK ($.50 PAR VALUE)
                     CLASS B COMMON STOCK ($.50 PAR VALUE)
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K ( ).

  The aggregate market value of the Class A and Class B Common Stock, $.50 par value, held by non-affiliates of the Registrant on July 17, 1998, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $495,515,000.

  Registrant had 34,354,793 shares of Class A, $.50 par value, and 1,191,673 shares of Class B, $.50 par value, outstanding as of July 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual shareholders meeting to be held September 8, 1998, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The following tabulation reflects the percentage of net sales of the major classes of products of the Registrant for the last three fiscal years.

                                                                 APRIL 30,
                                                               ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
      Connectors and Controls................................. 88.6% 89.9% 92.2%
      Printed Circuit Boards and Services.....................  4.4   5.5   5.2
      Current Carrying Distribution Systems...................  7.0   4.6   2.6

  The sales activities of the Registrant are directed by sales managers who are supported by engineering personnel who provide technical services. The Registrant's products are sold through its sales staff and through independent manfacturers' representatives with offices throughout the world. Sales are made primarily to original equipment manufacturers and also independent distributors.

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

  Material Customers. During the year ended April 30, 1998, shipments to Chrysler Corporation and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 35% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive component products.

  Backlog. The Registrant's backlog of orders was approximately $62,300,000 at May 31, 1997, and $70,900,000 at May 31, 1998. It is expected that most of the total backlog at May 31, 1998, will be shipped within the current fiscal year.

  Contracts Subject to Termination at the Election of the Government. Shipments as a subcontractor for various military programs constitute a significant portion of the Registrant's multilayer printed circuitry output, although not material to the Registrant's business as a whole. Although existing government orders are subject to termination at the election of the Government, the Registrant historically has never experienced a significant termination and has no information to lead it to believe that there is a likelihood of such an event during fiscal year 1999.

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

  Research and Development. Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $17,425,000, $18,575,000 and $21,120,000 for the fiscal years ended April 30, 1996, 1997 and 1998, respectively.

  Environmental Quality. Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected capital expenditures, earnings or the competitive position of the Registrant. Currently there are no environmental related lawsuits or material administrative proceedings pending against the Registrant. Further information as to environmental matters affecting the Registrant is presented in Note 8 to the consolidated financial statements included in Item 14 (a)(1).

  Employees. At April 30, 1997, and 1998, Registrant had approximately 3,650 and 3,800 employees, respectively.

  Foreign Sales. Information about the Registrant's operations in different geographic regions is summarized in Note 10 to the consolidated financial statements included in Item 14 (a)(1).

ITEM 2. PROPERTIES

  The Registrant has 20 manufacturing and five service facilities containing approximately 1,100,000 square feet of space, of which approximately 335,000 square feet are leased. Ten of the facilities are located in Illinois, four in California, one in Connecticut, two in New Jersey, one in Maryland, one in Ireland, two in Malta, one in China, one in Singapore and two in the United Kingdom. A 26,000 square foot independent test laboratory and a 48,000 cable assembly facility, both located in Illinois, were added in fiscal 1998. The acquisition of Merit-Malta Ltd. in fiscal 1997 added approximately 175,000 square feet of manufacturing space. Approximately 38,000 square feet of manufacturing space and a 20,000 square foot Research Center were added in 1996. Registrant's manufacturing facilities have been modernized in the opinion of management to keep pace the developments in the industry.

ITEM 3. LEGAL PROCEEDINGS

  As of July 17, 1998, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to security holders during the fourth quarter of fiscal 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                         DIRECTOR   OFFICES AND POSITIONS HELD AND LENGTH OF SERVICE AS
NAME                 AGE  SINCE                           OFFICER
----                 --- --------   ---------------------------------------------------
William J. McGinley  75    1946   Chairman of the Registrant since 1994. President from
                                   March 1997 to July 1998 and from 1946 to 1994. Mr.
                                   William J. McGinley is the father of James W. McGin-
                                   ley.
James W. McGinley    43    1993   President of the Registrant since July 1998. President
                                   since December 1994 and prior thereto Executive Vice
                                   President since June 1993 of Optical Interconnect
                                   Products. Prior thereto, he was General Manager of
                                   Connector Products from November 1984 to January 1989,
                                   and Vice President, Corporate Sales and Marketing from
                                   January 1989 to June 1993. Mr. James W. McGinley is
                                   the son of Mr. William J. McGinley.
Michael G. Andre     58    1984   Senior Executive Vice President of the Registrant since
                                   December 1994. Prior thereto, he was Executive Vice
                                   President of Interconnect Products since January 1984
                                   and Vice President of Interconnect Products since
                                   1978.
John R. Cannon       50    1997   Senior Executive Vice President of the Registrant since
                                   1997. Prior thereto, Senior Executive Vice President
                                   of dataMate Products since 1996; prior thereto, Execu-
                                   tive Vice President of dataMate Products.
Kevin J. Hayes       57    1984   Executive Vice President of the Registrant since 1997,
                                   Chief Financial Officer since 1996 and Assistant Sec-
                                   retary since 1995. Prior thereto, Vice President and
                                   Treasurer of the Registrant since 1974.

  All executive officers serve a term of one year which, for the current year, expires on September 8, 1998, or until their successors are duly elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

                                                           CLASS A     CLASS B
                                                         STOCK PRICE STOCK PRICE
                                                         ----------- -----------
                                                         HIGH   LOW  HIGH   LOW
                                                         ----- ----- ----- -----
      Fiscal Year ended April 30, 1997
        First Quarter................................... 18.75 16.25 18.50 16.75
        Second Quarter.................................. 19.75 16.50 19.25 16.75
        Third Quarter................................... 23.00 18.00 22.50 18.25
        Fourth Quarter.................................. 22.25 12.75 22.25 13.25
      Fiscal Year ended April 30, 1998
        First Quarter................................... 21.63 13.75 21.50 14.50
        Second Quarter.................................. 27.13 19.00 27.00 19.75
        Third Quarter................................... 20.75 14.38 20.00 14.25
        Fourth Quarter.................................. 17.25 12.69 16.75 13.00

  The Registrant pays dividends quarterly and for fiscal years 1997 and 1998, quarterly dividends were paid at an annual rate of $.20 on both the Class A and Class B Common Stock. On June 26, 1998, the Board declared a dividend of $.05 per Class A share and Class B share, payable on July 31, 1998, to holders of record on July 15, 1998.

  The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

  As of July 17, 1998, the approximate number of record holders of the Company's Class A and Class B Common Stock was 1,300 and 500.

ITEM 6. SELECTED FINANCIAL DATA

                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Net sales..................  $379,300  $343,092  $307,538  $270,748  $213,298
  Income before income taxes.    53,566    58,444    50,973    40,846    33,476
  Income taxes...............    18,300    21,225    18,600    14,725    12,500
  Net income.................    35,266    37,219    32,373    26,121    20,976
Per Common Share:
  Net income--Basic..........  $   1.00  $   1.06  $   0.93  $   0.75  $   0.61
  Net income--Diluted........      1.00      1.06      0.92      0.75      0.61
  Dividends, Class A.........      0.20      0.20      0.16      0.08      0.03
  Dividends, Class B.........      0.20      0.20      0.16      0.07      0.03
  Book value.................      6.41      5.59      4.69      3.87      3.11
Long-term debt...............     1,264     1,005       --        --        107
Funded debt to total capital.      1:56      1:95      1:57      1:28      1:21
Retained Earnings............  $189,397  $161,226  $131,073  $104,323  $ 80,963
Fixed assets (net)...........    87,044    80,096    66,786    56,167    48,454
Total assets.................   287,530   253,491   223,279   191,496   160,630
Return on equity.............        17%       21%       22%       22%       22%
Pre-tax income as a
 percentage of sales ........      14.1%     17.0%     16.6%     15.1%     15.7%
Net income as a percentage of
 sales.......................       9.3%     10.8%     10.5%      9.6%      9.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales increased 11% in fiscal 1998 following an increase of 12% in 1997. The increase was led by gains in interconnection products of 13% in both 1998 and 1997. Sales of electrical, electronic and optical interconnects represented 92% of sales in fiscal 1998, 90% in 1997 and 89% in 1996. About half of consolidated sales were to the automotive industry during the three year period ended April 30, 1998. Interconnect sales during that time-frame benefited from the acquisition of a connector products company in the first quarter of fiscal 1998, the acquisition of an automotive components manufacturer in the fourth quarter of fiscal 1997, and the acquisition of a PC circuit packaging and enclosure operation in the second quarter of fiscal 1996. Sales of other products (chiefly current carrying bus devices and printed circuit boards) declined 15% in fiscal 1998 following a decline of 1% in 1997.

  Other income consisted primarily of earnings from our automotive joint venture, interest income from short-term investments, royalties and, in 1998, an approximate $1,000,000 gain from the sale of a building.

  Cost of goods sold as a percentage of sales for 1998, 1997 and 1996 were 73.9%, 71.8% and 72.1%. The domestic automotive business was the largest contributor to margin decline in 1998 due to a 6 % sales decline, product mix changes, and additional infrastructure and engineering costs incurred for new programs not yet producing revenue. Selling and administrative expenses as a percentage of sales were 13.5%, 12.9% and 12.9%.

  Effective income tax rates were 34.2%, 36.3% and 36.5% for fiscal 1998, 1997 and 1996. The effective income tax rate for 1998 was less than the statutory federal rate of 35% due to the effects of the substantially tax-free gain on the sale of a building and of lower tax rates from foreign operations offset, in part, by state income taxes. For 1997 and 1996, the effective income tax rate also reflected state income taxes balanced by lower tax rates on foreign operations. The balance between these effects was altered by the acquisition of substantial business operations in lower tax locations in late 1997.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

  Net cash provided by operations was $38,288,000, $44,854,000 and $43,429,000 in 1998, 1997 and 1996. The decrease in cash provided from operations in 1998 was primarily the result of lower net income and increased working capital requirements to support increased sales. To further extend its product lines, broaden sources of supply and stimulate technological development, the Company used $3,579,531 of its available cash in the first quarter of fiscal 1998 to acquire 100% of Adam Technologies, a designer and marketer of electrical and electronic connectors.

  Depreciation and amortization expense was $17,627,000, $14,668,000 and $12,117,000 in 1998, 1997 and 1996. Capital expenditures were $23,211,000,
$20,376,000 and $22,124,000 in 1998, 1997 and 1996. Principal capital investments involved purchases of new facilities for an independent test laboratory and our cable assembly operations in 1998, completion of a new Automotive Research and Test Center in 1997 and expansions at our Automotive Electronic Controls, Optoelectronic Products and Fiber Optic Products facilities in 1996. Capital expenditures in 1998, 1997 and 1996 were funded from operating cash flows. It is anticipated that capital acquisitions for 1999 will also be funded from operating cash flows.

YEAR 2000 CONVERSION

  Many of Methode's systems must be modified due to computer program limitations in recognizing dates beyond 1999. If not modified, the systems could fail or produce erroneous results by, at or after January 1, 2000. The Company has developed and is currently executing a four-stage risk-based plan designed to assure that its critical computer systems, applications and facilities are Year 2000 ready. The four stages include (1) inventory, (2) assessment, (3) remediation/replacement and (4) testing and certification. At April 30, 1998, the Company had substantially completed the inventory and assessment stages at all locations. The remediation/replacement and testing and certification stages are at different levels toward completion at the Company's various locations. The plan calls for all locations to be Year 2000 ready by June 1999.

  The company is upgrading hardware and software for certain major computer systems which will concurrently address the Year 2000 issues. It is impracticable to segregate costs between system upgrades and the Year 2000 issues. Through April 30, 1998, the Company incurred approximately $650,000 related to the upgrades and the Year 2000 issues, of which $250,000 was expensed as incurred. Management estimates the remaining costs to be approximately $3,150,000, of which $1,625,000 relates to new hardware and software that will be capitalized. The majority of these costs will be incurred in fiscal 1999. The Year 2000 project plans are based upon management's best estimates and actual costs and completion dates may differ from anticipated results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 1998, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption "16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about August 10, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding the above is included under the caption "Security Ownership" in the Registrant's proxy statement to be dated on or about August 10, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding the above is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The response to this portion of Item 14 is included in this report under the caption "List of Financial Statements and Financial Statement Schedules" which is incorporation herein by reference.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Methode Electronics, Inc.
                                           (Registrant)

                                                  /s/ Kevin J. Hayes
                                          By: _________________________________
                                                      Kevin J. Hayes
                                                Executive Vice President,
                                                Chief Financial Officer &
                                                         Director

Dated: July 28, 1998

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ William J. McGinley         Chairman of the Board &         July 28, 1998
 ___________________________________  Director (Principal
        William J. McGinley           Executive Officer)

      /s/ James W. McGinley          President & Director            July 28, 1998
____________________________________
         James W. McGinley

      /s/ Michael G. Andre           Senior Executive Vice           July 28, 1998
____________________________________  President & Director
          Michael G. Andre

       /s/ John R. Cannon            Senior Executive Vice           July 28, 1998
____________________________________  President & Director
           John R. Cannon

       /s/ Kevin J. Hayes            Executive Vice President,       July 28, 1998
____________________________________  Chief Financial Officer &
           Kevin J. Hayes             Director

    /s/ James W. Ashley, Jr.         Secretary & Director            July 28, 1998
____________________________________
        James W. Ashley, Jr.

      /s/ William C. Croft           Director                        July 28, 1998
____________________________________
          William C. Croft

     /s/ Raymond J. Roberts          Director                        July 28, 1998
____________________________________
         Raymond J. Roberts

                                     Director                        July 28, 1998
____________________________________
          George C. Wright


                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                   FORM 10-K

                            ITEM 14 (A) (1) AND (2)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

  Consolidated Balance Sheets--April 30, 1998 and 1997.
  Consolidated Statements of Income--Years Ended April 30, 1998, 1997 and
   1996.
  Consolidated Statements of Shareholders' Equity--Years Ended April 30,
   1998, 1997 and 1996
  Consolidated Statements of Cash Flows--Years Ended April 30, 1998, 1997
   and 1996
  Notes to Consolidated Financial Statements

  The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Methode Electronics, Inc.

  We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
June 23, 1998

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            APRIL 30
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
ASSETS
Current Assets
  Cash and cash equivalents........................ $ 24,178,868  $ 23,115,320
  Accounts receivable, less allowance (1998--
   $1,308,000; 1997--$1,250,000)...................   64,468,407    54,054,695
  Inventories:
    Finished products..............................    9,754,109     7,347,088
    Work in process................................   27,669,081    21,323,077
    Materials......................................   11,541,822    11,185,199
                                                    ------------  ------------
                                                      48,965,012    39,855,364
  Current deferred income taxes....................    4,023,000     2,831,000
  Prepaid expenses.................................    3,055,417     2,944,056
                                                    ------------  ------------
      Total Current Assets.........................  144,690,704   122,800,435
OTHER ASSETS
Goodwill, less accumulated amortization (1998--
 $1,974,111; 1997--$781,723).......................   38,749,031    35,190,298
Intangible benefit plan asset (Note 5).............    2,266,329     2,934,061
Cash surrender value of life insurance.............    7,651,851     6,680,225
Other..............................................    7,128,292     5,789,753
                                                    ------------  ------------
                                                      55,795,503    50,594,337
PROPERTY, PLANT AND EQUIPMENT
Land...............................................    1,706,569     1,700,401
Buildings and building improvements................   44,639,178    38,541,323
Machinery and equipment............................  153,440,780   138,808,669
                                                    ------------  ------------
                                                     199,786,527   179,050,393
Less allowances for depreciation...................  112,742,879    98,954,082
                                                    ------------  ------------
                                                      87,043,648    80,096,311
                                                    ------------  ------------
                                                    $287,529,855  $253,491,083
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................. $ 24,876,865  $ 24,471,106
  Salaries, wages and payroll taxes................    8,831,919     7,755,491
  Other accrued expenses...........................   11,618,114     8,655,617
  Income taxes.....................................    2,260,232     2,568,477
  Notes payable....................................    2,850,771     1,088,133
                                                    ------------  ------------
      Total Current Liabilities....................   50,437,901    44,538,824
Accumulated Benefit Plan Obligation (Note 5).......    1,206,819     2,326,248
Other Liabilities..................................    2,585,704     2,464,519
Deferred Compensation..............................    7,259,549     6,964,135
Shareholders' Equity (Note 3)
  Common Stock, Class A............................   17,234,569    17,137,447
  Common Stock, Class B............................      601,937       607,225
  Stock Awards.....................................   (1,066,670)   (1,032,465)
  Additional paid-in capital.......................   21,021,669    18,040,963
  Retained earnings................................  189,397,396   161,225,847
  Foreign currency translation adjustment..........     (376,063)    1,830,046
                                                    ------------  ------------
                                                     226,812,838   197,809,063
    Less cost of shares in treasury................      772,956       611,706
                                                    ------------  ------------
                                                     226,039,882   197,197,357
                                                    ------------  ------------
                                                    $287,529,855  $253,491,083
                                                    ============  ============

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED APRIL 30
                                          --------------------------------------
                                              1998         1997         1996
                                          ------------ ------------ ------------
INCOME
Net sales (Note 10)...................... $379,299,543 $343,092,265 $307,538,466
Other....................................    5,806,069    6,164,196    4,945,265
                                          ------------ ------------ ------------
                                           385,105,612  349,256,461  312,483,731
Costs and expenses:
  Cost of products sold..................  280,181,130  246,323,504  221,605,285
  Selling and administrative expenses....   51,092,476   44,311,172   39,571,740
  Interest expense.......................      265,602      177,902      334,092
                                          ------------ ------------ ------------
                                           331,539,208  290,812,578  261,511,117
                                          ------------ ------------ ------------
    Income Before Income Taxes...........   53,566,404   58,443,883   50,972,614
Income taxes (Note 6)....................   18,300,000   21,225,000   18,600,000
                                          ------------ ------------ ------------
    Net Income........................... $ 35,266,404 $ 37,218,883 $ 32,372,614
                                          ============ ============ ============
Amounts per Common Share (Note 7):
  Net income:
    Basic................................        $1.00        $1.06        $0.93
    Diluted..............................        $1.00        $1.06        $0.92
  Cash dividends:
    Class A..............................        $0.20        $0.20        $0.16
    Class B..............................        $0.20        $0.20        $0.16


                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996

                                                                                      FOREIGN
                        COMMON           COMMON          ADDITIONAL                  CURRENCY                    TOTAL
                         STOCK     STOCK       STOCK       PAID-IN      RETAINED    TRANSLATION  TREASURY    SHAREHOLDERS'
                        CLASS A   CLASS B     AWARDS       CAPITAL      EARNINGS    ADJUSTMENT     STOCK        EQUITY
                      ----------- --------  -----------  -----------  ------------  -----------  ---------   -------------
Balance at April 30,
 1995...............  $11,025,006 $640,483  $  (988,015) $17,106,383  $104,322,709  $2,859,897    $ (44,206) $134,922,257
 Stock Award grant
  of 169,062 shares
  of Common Stock,
  Class A...........       56,354            (1,910,688)   1,854,334                                                  --
 Earned portion of
  Stock Awards......                          1,928,958                                                         1,928,958
 Tax benefit from
  appreciation of
  Stock Awards......                                          68,000                                               68,000
 Issuance of 165,708
  shares of Common
  Stock, Class A
  (Note 2)..........       55,236                          2,104,764                                            2,160,000
 Three-for-two stock
  split paid in
  Common Stock,
  Class A...........    5,884,037                         (5,884,037)
 Conversion of
  32,066 shares of
  Common Stock,
  Class B to 32,066
  shares of Common
  Stock, Class A....       16,033  (16,033)                                                                           --
 Foreign currency
  translation
  adjustment........                                                                  (725,545)                  (725,545)
 Net income for the
  year..............                                                    32,372,614                             32,372,614
 Cash dividends on
  Common Stock......                                                    (5,621,980)                            (5,621,980)
                      ----------- --------  -----------  -----------  ------------  ----------   ---------   ------------
Balance at April 30,
 1996...............   17,036,666  624,450     (969,745)  15,249,444   131,073,343   2,134,352     (44,206)   165,104,304
 Stock Award grant
  of 119,493 shares
  of Common Stock,
  Class A...........       59,747            (2,050,075)   1,990,328                                                  --
 Earned portion of
  Stock Awards......                          1,987,355                                                         1,987,355
 Tax benefit from
  appreciation of
  Stock Awards......                                         125,000                                              125,000
 Issuance of 47,619
  shares of Common
  Stock, Class A
  (Note 2)..........       23,809                            676,191                                              700,000
 Purchase of
  treasury stock
  40,000 shares
  Common Stock,
  Class A...........                                                                              (567,500)      (567,500)
 Conversion of
  34,449 shares of
  Common Stock,
  Class B to 34,449.                                                                                                  --
  shares of Common
  Stock, Class A....       17,225  (17,225)                                                                           --
 Foreign currency
  translation
  adjustment........                                                                  (304,306)                  (304,306)
 Net income for the
  year..............                                                    37,218,883                             37,218,883
 Cash dividends on
  Common Stock......                                                    (7,066,379)                            (7,066,379)
                      ----------- --------  -----------  -----------  ------------  ----------   ---------   ------------
Balance at April 30,
 1997...............   17,137,447  607,225   (1,032,465)  18,040,963   161,225,847   1,830,046    (611,706)   197,197,357
 Stock Award grant
  of 145,616 shares
  of Common Stock,
  Class A...........       72,808            (2,272,528)   2,199,720                                                  --
 Earned portion of
  Stock Awards......                          2,238,323                                                         2,238,323
 Tax benefit from
  appreciation of
  Stock Awards......                                         179,000                                              179,000
 Issuance of 38,052
  shares of Common
  Stock, Class A
  (Note 2)..........       19,026                            601,986                                              621,012
 Purchase of
  treasury stock
  10,000 shares
  Common Stock,
  Class A...........                                                                              (161,250)      (161,250)
 Conversion of
  10,577 shares of
  Common Stock,
  Class B to 10,577.                                                                                                  --
  shares of Common
  Stock, Class A....        5,288   (5,288)                                                                           --
 Foreign currency
  translation
  adjustment........                                                                (2,206,109)                (2,206,109)
 Net income for the
  year..............                                                    35,266,404                             35,266,404
 Cash dividends on
  Common Stock......                                                    (7,094,855)                            (7,094,855)
                      ----------- --------  -----------  -----------  ------------  ----------   ---------   ------------
Balance at April 30,
 1998...............  $17,234,569 $601,937  $(1,066,670) $21,021,669  $189,397,396  $ (376,063)  $(772,956)  $226,039,882
                      =========== ========  ===========  ===========  ============  ==========   =========   ============   ===

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED APRIL 30
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
OPERATING ACTIVITIES
Net income............................. $35,266,404  $37,218,883  $32,372,614
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Provision for depreciation and
   amortization........................  17,627,450   14,668,382   12,117,010
  Provision for losses on accounts
   receivable..........................      92,000       11,000       35,000
  Provision for deferred compensation
   and supplemental executive benefit
   plan................................    (156,283)    (342,482)     684,120
  Provision for deferred income taxes..  (1,015,000)     541,000      792,000
  Amortization of Stock Awards.........   2,238,323    1,987,355    1,928,958
  Changes in operating assets and
   liabilities:
    Accounts receivable................  (7,095,259)    (786,579)  (8,312,521)
    Inventories........................  (7,463,783)  (3,048,392)   1,061,181
    Current deferred income taxes and
     prepaid expenses..................      21,229      651,990     (548,935)
    Accounts payable and accrued
     expenses..........................  (1,226,684)  (6,046,726)   3,299,795
                                        -----------  -----------  -----------
      Net Cash Provided by Operating
       Activities......................  38,288,397   44,854,431   43,429,222
INVESTING ACTIVITIES
Purchases of property, plant and
 equipment............................. (23,211,297) (20,375,599) (22,123,827)
Purchase of subsidiaries (Note 2)......  (3,847,501) (40,818,330)         --
Purchase of treasury stock.............    (161,250)    (567,500)         --
Purchases of life insurance policies...    (971,626)    (740,535)    (920,171)
Other..................................  (3,653,368)    (917,560)  (2,692,727)
                                        -----------  -----------  -----------
      Net Cash Used in Investing
       Activities...................... (31,845,042) (63,419,524) (25,736,725)
FINANCING ACTIVITIES
Borrowings (repayments) on lines of
 credit and long-term borrowings.......   1,715,048   (1,439,142)  (2,648,239)
Dividends..............................  (7,094,855)  (7,066,379)  (5,621,980)
                                        -----------  -----------  -----------
      Net Cash Used in Net Financing
       Activities......................  (5,379,807)  (8,505,521)  (8,270,219)
                                        -----------  -----------  -----------
      Increase (Decrease) in Cash and
       Cash Equivalents................   1,063,548  (27,070,614)   9,422,278
Cash and cash equivalents at beginning
 of year...............................  23,115,320   50,185,934   40,763,656
                                        -----------  -----------  -----------
      Cash and Cash Equivalents at End
       of Year......................... $24,178,868  $23,115,320  $50,185,934
                                        ===========  ===========  ===========

                See notes to consolidated financial statements.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 1998

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

  Income Taxes: Income taxes are accounted for using the liability method as required by Statement of Financial Accounting Standards, "SFAS" No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Research and Development Costs: Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 1998, 1997 and 1996 amounted to $21,120,000, $18,575,000 and $17,425,000, respectively.

  Fair Value of Financial Instruments: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The weighted average interest rates on such borrowings for the years ended April 30, 1998, 1997 and 1996 were 7.10%, 6.57% and 5.18%, respectively.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Segment Disclosures: In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in fiscal 1999. Management has not completed its review of Statement 131, but anticipates that the adoption of this statement will not have a significant effect on the Company's reported segments.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  Comprehensive Income: In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for the Company in fiscal 1999. The company does not anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

2. ACQUISITIONS

  In May of 1997, the Company purchased all of the outstanding shares of Adam Technologies, a New Jersey based designer and marketer of electronic connectors, for cash and additional contingent cash consideration based on the attainment of certain performance targets for fiscal 1998, 1999 and 2000. For 1998, the targets were substantially met and an additional cash payment was made subsequent to year end. The acquisition was accounted for using the purchase method of accounting and the results of operations of Adam Technologies have been included in the Company's consolidated financial statements from the date of acquisition.

  On February 26, 1997, the Company acquired all of the outstanding shares of German-based Merit-Eletrik GmbH and Malta-based Merit Malta Ltd. (collectively, Merit Eletrik). The aggregate purchase price of approximately $30,400,000 including costs of acquisition, was financed with available cash balances. Merit Eletrik is a manufacturer of automotive switches, transmission controls, and other devices.

  The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based upon their estimated fair values. The estimated fair values of tangible assets acquired and liabilities assumed were $17,916,000 and $7,199,000, respectively. This allocation resulted in an excess of purchase price over assets acquired of $19,680,000, which is being amortized on a straight-line basis over 40 years.

  On February 16, 1997, the Company acquired for cash 75% of the outstanding shares of Sentorque, Inc. Sentorque, Inc.'s wholly-owned subsidiary Magna-lastic Devices, Inc., owns a portfolio of intellectual property covering innovative advances in circulary magnetized noncontact torque sensors.

  On July 31, 1995, the Company issued 165,708 shares of Common Stock, Class A to acquire a San Jose, California, manufacturer of sonic welded packages for the personal computer card industry. In July 1996 and 1997, 47,619 and 38,052 additional shares of Common Stock, Class A were issued as additional consideration for this acquisition.

  The above-described acquisitions were accounted for using the purchase method of accounting, and the results of operations of the acquired companies have been included in the Company's consolidated financial statements from their respective dates of acquisition. The excess of purchase price over net assets acquired in these acquisitions, if any, is being amortized on a straight-line basis over periods ranging from 25 to 40 years. Had these acquisitions been made as of the beginning of fiscal 1997, sales and operating results would not be materially different than reported.

3. SHAREHOLDERS' EQUITY

  Preferred Stock: The Company has 50,000 authorized shares of Series A, 4% cumulative convertible Preferred Stock, par value $100 per share, of which none were outstanding at April 30, 1998.

  Common Stock: Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 1998, 3,887,960 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's stock award and stock option plans.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

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

  Common Stock, par value $.50 per share, authorized, issued and in treasury, was as follows:

                                          APRIL 30, 1998       APRIL 30, 1997
                                           COMMON STOCK         COMMON STOCK
                                       -------------------- --------------------
                                        CLASS A    CLASS B   CLASS A    CLASS B
                                       ---------- --------- ---------- ---------
      Authorized...................... 50,000,000 5,000,000 50,000,000 5,000,000
      Issued.......................... 34,469,138 1,203,873 34,274,892 1,214,451
      In Treasury.....................    184,200    12,200    174,200    12,200

  Stock Awards: The Company has an Incentive Stock Award Plan (Incentive Plan) which permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,421,091 shares have been awarded through April 30, 1998. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If for any reason other than retirement, disability or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants.

  The Company also has an Incentive Stock Award Plan for Non-employee Directors which permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 87,000 shares have been awarded at April 30, 1998. Shares awarded pursuant to this plan have no vesting restrictions.

  Stock Options: In 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan ("Plan"). The Plan awards stock options to key employees. As of April 30, 1998, the maximum number of shares that may be granted under the Plan is 2,000,000.

  On January 15, 1998, options on 205,645 shares of Common Stock, Class A were granted to 176 key employees at an option price of $15.53, the fair market value of the shares on the date of grant. Options on 1,100 shares were canceled leaving a balance of 204,545 outstanding at April 30, 1998. The options vest six months and eighteen months after grant date and have a term of 10 years. The Company has not recorded any compensation expense associated with these stock options.

  The Company has adopted the disclosure-only provisions of SFAS No. 123. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB No. 25 and related Interpretations.

  The fair value of the options as of the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions for 1998: dividend yield of 1.9%; average risk-free interest 5.5%; expected volatility of 0.378, and expected option life of 6 years.


  If the Company had determined compensation cost based on the fair value at the grant date for the 1998 stock option grants consistent with SFAS No. 123, the Company's net earnings for the year ended April 30, 1998 would have been reduced to $35,125,502. Basic and diluted earnings per share would not differ from amounts reported.

4. EMPLOYEE STOCK OWNERSHIP PLAN

  The Company has an Employee Stock Ownership Plan for the benefit of full-time employees who have completed one year of service. The purpose of the Plan is to assist employees to accumulate capital ownership in the Company and through that ownership to promote in them a strong interest in the successful operation of the Company. The Company made annual contributions of $1,200,000 to the Plan during fiscal 1998, 1997 and 1996.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

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

  The net periodic cost recognized as expense for this plan was as follows:

                                           PRIOR SERVICE COSTS INTEREST  TOTAL
                                           ------------------- -------- --------
      1998................................      $667,732       $180,570 $848,302
      1997................................       667,732        226,826  894,558
      1996................................       667,732        270,093  937,825

  The weighted-average assumed discount rate used to measure the projected benefit obligation in all years was 6 2/3%.

6. INCOME TAXES

  Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows:

                                                           1998        1997
                                                        ----------  ----------
      Deferred tax liabilities:
        Accelerated tax depreciation................... $4,234,000  $4,279,000
        Other liabilities..............................     22,000      49,000
                                                        ----------  ----------
          Total deferred tax liabilities...............  4,256,000   4,328,000
      Deferred tax assets:
        Deferred compensation and Stock Awards.........  3,759,000   3,873,000
        Inventory valuation differences................  1,320,000     978,000
        Environmental reserves.........................    495,000     690,000
        Other accruals.................................  2,289,000   1,616,000
        Net operating loss carryovers..................        --       40,000
                                                        ----------  ----------
                                                         7,863,000   7,197,000
        Less valuation allowance.......................        --       40,000
                                                        ----------  ----------
         Total deferred tax assets.....................  7,863,000   7,157,000
                                                        ----------  ----------
          Net deferred tax assets...................... $3,607,000  $2,829,000
                                                        ==========  ==========
          Net current deferred tax assets.............. $4,023,000  $2,831,000
          Net non-current deferred tax assets
           (liabilities)...............................   (416,000)     (2,000)
                                                        ----------  ----------
                                                        $3,607,000  $2,829,000
                                                        ==========  ==========

  Federal and state income taxes on income consisted of the following:

                                               1998         1997        1996
                                            -----------  ----------- -----------
      Current
        Federal............................ $14,951,000  $16,477,000 $14,115,000
        Foreign............................   1,268,000      745,000     696,000
        State..............................   3,096,000    3,462,000   2,997,000
                                            -----------  ----------- -----------
                                             19,315,000   20,684,000  17,808,000
      Deferred (credit)....................  (1,015,000)     541,000     792,000
                                            -----------  ----------- -----------
                                            $18,300,000  $21,225,000 $18,600,000
                                            ===========  =========== ===========

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:

                                            1998         1997         1996
                                         -----------  -----------  -----------
      Income tax at statutory rate...... $18,748,000  $20,455,000  $17,841,000
      Effect of:
        State income taxes..............   1,918,000    2,301,000    2,026,000
        Foreign operations with lower
         statutory rates................  (2,441,000)    (993,000)    (736,000)
        Other--net......................      75,000     (538,000)    (531,000)
                                         -----------  -----------  -----------
      Income tax provision.............. $18,300,000  $21,225,000  $18,600,000
                                         ===========  ===========  ===========

  The Company paid income taxes of approximately $18,415,000 in 1998, $21,035,000 in 1997 and $16,840,000 in 1996. No provision has been made for income taxes of approximately $10,240,000 at April 30, 1998 which would be payable should undistributed net income of $25,765,000 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

7. EARNINGS PER SHARE

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

  The following table sets forth the computation of basic and diluted earnings per share:

                                               1998        1997        1996
                                            ----------- ----------- -----------
      Numerator--net income................ $35,266,405 $37,218,883 $32,372,614
      Denominator:
        Denominator for basic earnings per
         share--Weighted-average shares....  35,262,000  35,114,000  34,854,000
          Dilutive potential common
           shares--Employee stock awards...     101,000     107,000     161,000
                                            ----------- ----------- -----------
        Denominator for diluted earnings
         per Share-adjusted weighted-
         average shares and assumed
         conversions.......................  35,363,000  35,221,000  35,015,000
                                            =========== =========== ===========
      Basic earnings per share............. $      1.00 $      1.06 $       .93
                                            =========== =========== ===========
      Diluted earnings per share........... $      1.00 $      1.06 $       .92
                                            =========== =========== ===========

8. ENVIRONMENTAL MATTERS

  The Company is involved in environmental investigation and/or remediation at certain of its present plant sites. The Company is not yet able to determine when such remediation activity will be complete.

  At April 30, 1998 and 1997, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of approximately $1,785,000 and $1,825,000, respectively. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  In 1998, the Company spent $290,000 on remediation cleanups and related studies compared with $1,350,000 in 1997 and $931,000 in 1996. In 1998, the costs associated with environmental matters as they relate to day-to-day activities were not material.

9. PENDING LITIGATION

  Certain litigation arising in the normal course of business is pending against the Company. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements of the Company.

10. DESCRIPTION OF BUSINESS

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

  Sales to two automotive customers approximated 35%, 42%, and 40% of net sales in the years ended April 30, 1998, 1997 and 1996.

  At April 30, 1998 and 1997, accounts receivable from customers in the automotive industry were approximately $33,683,000 and $28,713,000. Receivables are generally due within 30 days. Credit losses relating to all customers consistently have been within management's expectation.

  Information about the Company's operations in different geographic regions is as follows:

                                         1998         1997         1996
                                     ------------ ------------ ------------
      Net Sales:
        Domestic.................... $294,884,846 $279,715,031 $252,624,190
        Asia Pacific................   22,979,307   25,508,921   24,630,167
        Europe......................   61,435,390   37,868,313   30,284,109
                                     ------------ ------------ ------------
                                     $379,299,543 $343,092,265 $307,538,466
                                     ============ ============ ============
      Operating Profit (Loss):
        Domestic.................... $ 43,529,456 $ 51,372,014 $ 45,551,070
        Asia Pacific................      916,863      337,265    1,898,117
        Europe......................    8,091,063    3,925,538    1,504,735
        Income & expenses not
         allocated to areas.........    1,029,022    2,809,067    2,018,692
                                     ------------ ------------ ------------ ---
                                     $ 53,566,404 $ 58,443,883 $ 50,972,614
                                     ============ ============ ============
      Assets:
        Domestic.................... $221,741,834 $189,280,114 $179,178,383
        Asia Pacific................   23,217,036   29,646,147   29,415,698
        Europe......................   42,570,985   34,564,822   14,685,292
                                     ------------ ------------ ------------
                                     $287,529,855 $253,491,083 $223,279,373
                                     ============ ============ ============

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

11. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 1998:

                                        FISCAL YEAR 1998 QUARTER ENDED
                                -----------------------------------------------
                                  JULY 31   OCTOBER 31  JANUARY 31   APRIL 30
                                ----------- ----------- ----------- -----------
Net sales...................... $91,898,318 $99,934,242 $90,740,296 $96,726,687
Gross profit...................  25,123,667  26,445,429  22,048,133  25,501,184
Net income.....................   9,156,255   9,472,315   7,090,398   9,547,436
Net income per common share:
  Basic........................        0.26        0.27        0.20        0.27
  Diluted......................        0.26        0.27        0.20        0.27
                                        FISCAL YEAR 1997 QUARTER ENDED
                                -----------------------------------------------
                                  JULY 31   OCTOBER 31  JANUARY 31   APRIL 30
                                ----------- ----------- ----------- -----------
Net sales...................... $78,965,710 $85,188,636 $85,943,283 $92,994,636
Gross profit...................  21,325,196  23,869,144  23,817,211  27,757,210
Net income.....................   8,009,588   9,099,026   9,134,141  10,976,128
Net income per common share:
  Basic........................        0.23        0.26        0.26        0.31
  Diluted......................        0.23        0.26        0.26        0.31

                               INDEX TO EXHIBITS

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
   3.1   Certificate of Incorporation of Registrant, as amended
          and currently in effect (1)
   3.2   Bylaws of Registrant, as amended and currently in effect
          (1)
   4.1   Article Fourth of Certificate of Incorporation of
          Registrant, as amended and currently in effect (included
          in Exhibit 3.1)
  10.1   Methode Electronics, Inc. Employee Stock Ownership Plan
          dated February 24, 1977 (2)*
  10.2   Methode Electronics, Inc. Employee Stock Ownership Plan
          and Trust Amendment No. 1 (2)*
  10.3   Methode Electronics, Inc. Employee Stock Ownership Trust
  10.4   Methode Electronics, Inc. Employee Stock Ownership
          Trust--Amendment No. 1(2)*
  10.5   Methode Electronics, Inc. Incentive Stock Award Plan (3)*
  10.6   Methode Electronics, Inc. Supplemental Executive Benefit
          Plan (4)*
  10.7   Methode Electronics, Inc. Managerial Bonus and Matching
          Bonus Plan (also referred to as the Longevity Contingent
          Bonus Program) (4)*
  10.8   Methode Electronics, Inc. Capital Accumulation Plan (4)*
  10.9   Incentive Stock Award Plan for Non-Employee Directors
          (5)*
  10.10  Methode Electronics, Inc. 401(k) Savings Plan (5)*
  10.11  Methode Electronics, Inc. 401(k) Saving Trust (5)*
  10.12  Methode Electronics, Inc. Electronic Controls Division
          Cash and Class A Common Stock Bonus Plan (6)
  21     Subsidiaries of the Registrant                                  23
  23.1   Consent of Ernst & Young LLP                                    24
  27.1   Financial Data Schedules--April 30, 1998                        25
  27.2   Financial Data Schedules--April 30, 1997 Restated               26
  27.3   Financial Data Schedules--April 30, 1996 Restated               27
   (1)   Previously filed with Registrant's Form S-3 Registration
          Statement No. 33-61940 filed April 30, 1993, and
          incorporated herein by reference.
   (2)   Previously filed with Registrant's Form S-8 Registration
          Statement No. 2-60613 and incorporated herein by
          reference.
   (3)   Previously filed with Registrant's Registration Statement
          No. 2-92902 filed August 23, 1984, and incorporated
          herein by reference.
   (4)   Previously filed with Registrant's Form 10-Q for three
          months ended January 31, 1994, and incorporated herein
          by reference.
   (5)   Previously filed with Registrant's Form 10-K for the year
          ended April 30, 1994, and incorporated herein by
          reference.
   (6)   Previously filed with Registrant's S-8 Registration
          Statement No. 33-88036 and incorporated herein by
          reference.
         *Management contract or compensatory plan or arrangement
         required to be filed as an exhibit to this Annual Report
         on Form 10-K pursuant to Item 14(c) of Form 10-K.