Form 10-Q
period 1998-07-31
METHODE ELECTRONICS INC
filed 1998-09-11
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)   (X)    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities and Exchange Act of 1934
                    for the quarterly period ended July 31, 1998

                                       or

             ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                               ----------------

                         Commission file number 0-2816


                           METHODE ELECTRONICS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)


            Delaware                                        36-2090085
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



7444 West Wilson Avenue, Harwood Heights, Illinois                    60656
--------------------------------------------------                --------------
     (Address of principal executive offices)                       (Zip Code)


(Registrant's telephone number, including area code)         (708) 867-9600
                                                        ------------------------

                                      None
--------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)


     At September 8, 1998, Registrant had 34,360,093 shares of Class A Common Stock and 1,191,673 shares of Class B Common Stock outstanding.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No
                             -------            -------

                                     INDEX



                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES


PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (unaudited)



     Condensed consolidated balance sheets July 31, 1998 and April 30, 1998


     Condensed consolidated statements of income -- Three months ended July 31, 1998 and 1997


     Condensed consolidated statements of cash flows -- Three months ended July 31, 1998 and 1997


     Note to condensed consolidated financial statements -- July 31, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and reports on Form 8-K



SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                     July 31,       April 30,
                                                       1998           1998
                                                     --------       ---------
ASSETS                                             (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                       $ 27,586,202     $ 24,178,868
  Accounts receivable - net                         67,158,243       64,468,407
  Inventories:
    Finished products                               10,702,881        9,754,109
    Work in process                                 29,782,174       27,669,081
    Materials                                       13,199,987       11,541,822
                                                  ------------     ------------
                                                    53,685,042       48,965,012
  Current deferred income taxes                      4,023,000        4,023,000
  Prepaid expenses                                   2,331,991        3,055,417
                                                  ------------     ------------
                          TOTAL CURRENT ASSETS     154,784,478      144,690,704

PROPERTY, PLANT AND EQUIPMENT                      200,327,402      199,786,527
  Less allowance for depreciation                  116,102,585      112,742,879
                                                  ------------     ------------
                                                    84,224,817       87,043,648

GOODWILL - net                                      38,908,164       38,749,031
INTANGIBLE BENEFIT PLAN ASSET                        2,099,396        2,266,329
OTHER ASSETS                                        10,644,825       14,780,143
                                                  ------------     ------------
                                                  $290,661,680     $287,529,855
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                      $ 25,939,811     $ 27,727,636
  Other current liabilities                         23,314,595       22,710,265
                                                  ------------     ------------
                     TOTAL CURRENT LIABILITIES      49,254,406       50,437,901

OTHER LIABILITIES                                    2,709,003        2,585,704
DEFERRED COMPENSATION                                7,169,779        7,259,549
ACCUMULATED BENEFIT PLAN OBLIGATION                  1,207,010        1,206,819
SHAREHOLDERS' EQUITY
  Common Stock                                      17,901,842       17,836,506
  Paid in capital                                   22,924,550       21,021,669
  Retained earnings                                195,297,225      189,397,396
  Other shareholders' equity                        (5,802,135)      (2,215,689)
                                                  ------------     ------------
                                                   230,321,482      226,039,882
                                                  ------------     ------------
                                                  $290,661,680     $287,529,855
                                                  ============     ============

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                  Three Months Ended July 31,
                                                  ---------------------------
                                                     1998             1997
                                                     ----             ----
INCOME:
 Net sales                                       $87,961,397      $91,898,318
 Other                                             1,133,451        1,132,188
                                                 -----------      -----------
     Total                                        89,094,848       93,030,506

COSTS AND EXPENSES:
 Cost of products sold                            65,441,410       66,774,651
 Selling and administrative expenses              11,876,048       12,164,600
                                                 -----------      -----------
     Total                                        77,317,458       78,939,251
                                                 -----------      -----------


Income before income taxes                        11,777,390       14,091,255

Provision for income taxes                         4,100,000        4,935,000
                                                 -----------      -----------

                                      NET INCOME $ 7,677,390      $ 9,156,255
                                                 ===========      ===========

Basic and diluted earnings
 per Common Share                                $      0.22      $      0.26
                                                 ===========      ===========

Cash dividends per Common Share                  $      0.05      $      0.05

Weighted average number of Common Shares outstanding:
 Basic                                            35,350,000       35,255,000
 Diluted                                          35,404,000       35,313,000


See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                              Three Months Ended July 31,
                                                             -----------------------------
                                                                 1998            1997
                                                                 ----            ----
OPERATING ACTIVITIES
  Net Income                                                  $ 7,677,390     $ 9,156,255
  Provision for depreciation
   and amortization                                             4,664,562       4,468,898
  Changes in operating assets
   and liabilities                                             (2,249,970)     (4,030,498)
  Other                                                           793,054         801,193
                                                              -----------     -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES            10,885,036      10,395,848

INVESTING ACTIVITIES
  Purchases of property, plant and
   equipment                                                   (4,072,490)     (4,851,455)
  Acquisitions                                                 (1,444,442)     (3,649,195)
  Other                                                          (305,532)     (1,506,440)
                                                              -----------     -----------
              NET CASH USED IN INVESTING ACTIVITIES            (5,822,464)    (10,007,090)


FINANCING ACTIVITIES
  Dividends                                                    (1,777,561)     (1,773,632)
  Other                                                           122,323       2,266,525
                                                              -----------     -----------

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (1,655,238)        492,893
                                                              -----------     -----------
              INCREASE IN CASH AND CASH EQUIVALENTS             3,407,334         881,651

Cash and cash equivalents at
  beginning of period                                          24,178,868      23,115,320
                                                              -----------     -----------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD           $27,586,202     $23,996,971
                                                              ===========     ===========

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 1998

BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Net sales for the first quarter of fiscal 1999 decreased 4% to $87,961,000 from $91,898,000 a year ago. Our domestic automotive sales declined 3% and worldwide, our automotive sales were 2% below sales for the year-ago period. Automotive interconnect devices represented about half of Methode's business during both periods. Sales of non-automotive interconnect devices were down 9% from the first quarter of fiscal 1998. Strong sales of our high frequency gigabit optical transceiver products significantly helped to mitigate the sales slowdown by the majority of our other non-automotive interconnect devices.

     Other income consisted primarily of earnings from an automotive joint venture, royalty and license fees, and interest income on short-term investments.

     Cost of products sold as a percentage of sales for the quarter increased to 74.4% compared with the year-ago period of 72.7%. Margins were unfavorably impacted by our automotive margins which suffered a three percentage point drop from the first quarter of fiscal 1998 primarily due to our aggressive investment in new product launches and development.

     Selling and administrative expenses as a percentage of sales remained relatively constant at 13.5% in the first quarter of fiscal 1999, compared with 13.2% for the year-ago period.

     The effective income tax rate was 35% in both the current and prior year first quarter. The effective income tax rate for both periods equaled the statutory federal rate of 35% with lower statutory rates on foreign operations offsetting the effect of state income taxes.

Financial Conditions, Liquidity and Capital Resources

     Net cash provided by operating activities was $10,885,000 in the first quarter of fiscal 1999, on a par with the $10,396,000 provided during the year-ago period. The decrease in cash provided by net income in the current quarter was offset by a smaller increase in working capital requirements.

     Depreciation and amortization expense was $4,665,000 in the first quarter of fiscal 1999 compared with $4,469,000 in fiscal 1998, with capital additions of $4,072,000 and $4,851,000, respectively. It is presently expected that fixed asset additions for fiscal 1999 will approach $25,000,000 and will be financed with internally generated funds.

Year 2000 Conversion

     The Company's plan to become Year 2000 ready has not significantly changed from that described in its annual report on Form 10-K for the year ended April 30, 1998.

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

                               INDEX TO EXHIBITS

                                                                                                    Sequential
Exhibit                                                                                             Page
Number                                                Description                                   Number
------                                                -----------                                   ------
3.1      Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2      By-Laws of Registrant, as amended and currently in effect(1)
4.1      Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1     Methode Electronics, Inc. Employee Stock Ownership Plan dated
         February 24,1977(2)*
10.2     Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
         Amendment No. 1(2)*
10.3     Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4     Methode Electronics, Inc. Employee Stock Ownership Trust-
         Amendment No. 1(2)*
10.5     Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6     Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7     Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8     Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9     Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10    Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11    Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12    Methode Electronics, Inc. Electronic Controls Division Cash and Class A
         Common Stock Bonus Plan(6)*
10.13    Methode Electronics, Inc. 1997 Stock Plan (7)*
27       Financial Data Schedules.................................................................  10

--------
(1) Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993 and incorporated herein by reference.

(2) Previously filed with Registrant's S-8 Registration Statement No. 2-60613 and incorporated herein by reference.
(3) Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(4) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994, and incorporated herein by reference.
(5) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6) Previously filed with Registrant's S-8 Registration Statement No. 333-49559 and incorporated herein by reference.
(7) Previously filed with Registrant's Registration Statement No. 333-49671 and incorporated herein by reference.

    *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 of Form 10-Q.

    b) Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended July 31, 1998.

SIGNATURES
----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Methode Electronics, Inc.
                                -----------------------------------------------




                            By:
                                -----------------------------------------------
                                      Kevin J. Hayes
                                      Chief Financial Officer




Dated: September 10, 1998
       ------------------