Form 10-Q
period 1998-10-31
METHODE ELECTRONICS INC
filed 1998-12-15
CIK 65270

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                   FORM 10-Q

(Mark One)   (X)    Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities and Exchange Act of 1934
                    for the quarterly period ended October 31, 1998

                                       or

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

     At December 7, 1998, Registrant had 34,355,905 shares of Class A Common Stock and 1,190,091 shares of Class B Common Stock outstanding.

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

                                     INDEX

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets October 31, 1998 and April 30,
         1998

         Condensed consolidated statements of income -- Six months ended October 31, 1998 and 1997

         Condensed consolidated statements of cash flows -- Six months ended October 31, 1998 and 1997

         Note to condensed consolidated financial statements -- October 31, 1998


Item 2. Management's discussion and analysis of financial condition and results of operations



PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of matters to a vote of security holders

Item 6.  Exhibits and reports on Form 8-K


SIGNATURES
----------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEETS
        METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                  October 31,       April 30,
                                                     1998             1998
                                                     ----             ----
                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                       $ 22,514,868     $ 24,178,868
  Accounts receivable - net                         87,228,829       64,468,407
  Inventories:
    Finished products                                8,411,929        9,754,109
    Work in process                                 28,168,553       27,669,081
    Materials                                       12,057,195       11,541,822
                                                  ------------     ------------
                                                    48,637,677       48,965,012
  Current deferred income taxes                      4,023,000        4,023,000
  Prepaid expenses                                   3,626,081        3,055,417
                                                  ------------     ------------
             TOTAL CURRENT ASSETS                  166,030,455      144,690,704

PROPERTY, PLANT AND EQUIPMENT                      207,741,519      199,786,527
  Less allowance for depreciation                  121,434,543      112,742,879
                                                  ------------     ------------
                                                    86,306,976       87,043,648

GOODWILL - net                                      38,669,517       38,749,031
INTANGIBLE BENEFIT PLAN ASSET                        1,932,463        2,266,329
OTHER ASSETS                                        12,502,553       14,780,143
                                                  ------------     ------------

                                                  $305,441,964     $287,529,855
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                      $ 32,330,476     $ 27,727,636
  Other current liabilities                         21,081,926       22,710,265
                                                  ------------     ------------
        TOTAL CURRENT LIABILITIES                   53,412,402       50,437,901

OTHER LIABILITIES                                    3,012,349        2,585,704
DEFERRED COMPENSATION                                7,396,202        7,259,549
ACCUMULATED BENEFIT PLAN OBLIGATION                  1,643,236        1,206,819
SHAREHOLDERS' EQUITY
  Common Stock                                      17,903,957       17,836,506
  Paid in capital                                   22,983,770       21,021,669
  Retained earnings                                202,707,191      189,397,396
  Other shareholders' equity                        (3,617,143)      (2,215,689)
                                                  ------------     ------------
                                                   239,977,775      226,039,882
                                                  ------------     ------------

                                                  $305,441,964     $287,529,855
                                                  ============     ============

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                Three Months Ended October 31,       Six Months Ended October 31,
                                                ------------------------------      ------------------------------
                                                    1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
INCOME:
  Net sales                                     $107,875,915      $ 99,934,242      $195,837,312      $191,832,560
  Other                                            1,175,136         1,337,801         2,308,587         2,469,989
                                                ------------      ------------      ------------      ------------
          Total                                  109,051,051       101,272,043       198,145,899       194,302,549
COSTS AND EXPENSES:
  Cost of products sold                           80,381,866        73,488,813       145,823,276       140,263,464
  Selling and administrative expenses             14,701,432        13,205,915        26,577,480        25,370,515
                                                ------------      ------------      ------------      ------------
          Total                                   95,083,298        86,694,728       172,400,756       165,633,979
                                                ------------      ------------      ------------      ------------
Income before income taxes                        13,967,753        14,577,315        25,745,143        28,668,570
Provision for income taxes                         4,780,000         5,105,000         8,880,000        10,040,000
                                                ------------      ------------      ------------      ------------
               NET INCOME                       $  9,187,753      $  9,472,315      $ 16,865,143      $ 18,628,570
                                                ============      ============      ============      ============
Basic and diluted earnings
  per Common Share                                     $0.26             $0.27             $0.48             $0.53
                                                       =====             =====             =====             =====
Cash dividends per
  Common Share                                         $0.05             $0.05             $0.10             $0.10
                                                       =====             =====             =====             =====
Weighted average number of
Common Shares outstanding:
     Basic                                        35,338,000        35,267,000        35,345,000        35,260,000
     Diluted                                      35,419,000        35,367,000        35,412,000        35,339,000

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                       Six Months Ended October 31,
                                                       ----------------------------
                                                          1998             1997
                                                          ----             ----
OPERATING ACTIVITIES
  Net income                                           $16,865,143      $18,628,570
  Provision for depreciation
    and amortization                                     9,177,861        9,120,573
  Changes in operating assets
    and liabilities                                    (16,557,789)     (13,544,328)
  Other                                                  2,117,299        1,630,351
                                                       -----------      -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES    11,602,514       15,835,166

INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                                           (9,171,606)      (9,878,728)
  Acquisitions                                          (1,528,995)      (3,710,865)
  Other                                                 (1,584,737)      (2,234,041)
                                                       -----------      -----------
               NET CASH USED IN INVESTING ACTIVITIES   (12,285,338)     (15,823,634)

FINANCING ACTIVITIES
  Dividends                                             (3,555,348)      (3,547,468)
  Other                                                  2,574,172        2,140,120
                                                       -----------      -----------
               NET CASH USED IN FINANCING ACTIVITIES      (981,176)      (1,407,348)
                                                       -----------      -----------
               DECREASE IN CASH AND CASH EQUIVALENTS    (1,664,000)      (1,395,816)
Cash and cash equivalents at
  beginning of period                                   24,178,868       23,115,320
                                                       -----------      -----------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD   $22,514,868      $21,719,504
                                                       ===========      ===========

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


NOTE TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (Unaudited)


OCTOBER 31, 1998


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

Item 2.   Management's Discussion and Analysis

Results of Operations
---------------------

     Net sales for the second quarter of fiscal 1999 increased 8% to $107,876,000, compared with $99,934,000 for the second quarter last year. Sales for the six months ended October 31, 1998 increased 2% to $195,837,000 compared with $191,833,000 for the same period last year. Sales of our high frequency gigabit optical transceiver products increased eightfold in the current quarter and six-month period compared with the same periods last year. Domestic automotive interconnect devices and controls, which represented approximately 40% of Methode's business during all periods, experienced a 3% increase in sales in the current quarter. Domestic automotive sales were flat for the six-month period. Sales of our dataMate "smart interconnects" fell off over 40% in the current quarter and six-month period following sales gains of approximately 60% in the prior year quarter and 50% in the prior year six-month period.

     Other income consisted primarily of earnings from an automotive joint venture, royalty and license fees, and interest on short-term investments.

     Cost of products sold as a percentage of sales for the second quarter increased to 74.5% from 73.5% for the year-ago period. For the six-month period ended October 31, 1998 this percentage increased to 74.5% from 73.1% for the same period last year. Margin declines resulted, to some extent, from the incremental cost of providing our automotive customers with full-service engineering support previously provided by the customers' engineering staff. Margin improvement resulting from volume gains by optical transceiver products were offset by margin declines due to reduced sales volumes of dataMate products.

     Selling and administrative expenses as a percentage of sales were 13.6% in both the current quarter and six-month period of fiscal 1998, up from 13.2% for the year-ago periods.

     The effective income tax rate was 34.2% in the current quarter and 34.5% for the six-month period compared with 35.0% for the quarter and six-month period ended October 31, 1997. The effective income tax rate in fiscal 1998 equaled the statutory federal rate of 35% with lower statutory rates on foreign operations offsetting the effect of state income taxes. In fiscal 1999, the foreign operations were a larger component of total income resulting in a lower effective rate.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $11,603,000 for the first half of fiscal 1999, down from $15,835,000 provided during the year-ago period. The decrease was the result of lower net income and increased working capital requirements primarily due to large automotive tooling requirements.

     Depreciation and amortization expense was $9,178,000 in fiscal 1999 compared with $9,121,000 in fiscal 1998. Capital expenditures were $9,172,000 in fiscal 1999 compared with $9,879,000 last year. It is presently expected that fixed asset additions for fiscal 1999 will approximate $24,000,000 and will be financed with internally generated funds.

Year 2000 (Y2K) Conversion
--------------------------

     The Year 2000 issue exists because many computer system, applications and assets use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operations information incorrectly.

Status of Readiness:

     The Company's Year 2000 Strategy to make systems "Y2K ready" includes a common company wide focus on all internal systems potentially impacted by the Y2K issue, including Information Technology ("IT") Systems and Non-IT equipment and systems (Operating Equipment) that contain embedded computer technology. Each of the foregoing IT and Non IT programs is being conducted in phases; described as follows:

     Inventory Phase - Identify hardware or software that use or process date information.

     Assessment Phase - Identify Year 2000 Date processing deficiencies and related implications.

     Planning Phase - Determine for each deficiency an appropriate solution and budget as well as schedule personnel and other resources.

     Implementation Phase - Implement designated solutions and test systems.

The Company is upgrading hardware and software for certain major computer systems which will concurrently address the Year 2000 issues for those systems. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicates that most of the Company's significant information technology systems could be affected, particularly the general ledger and billing systems. The assessment also indicates, that in some instances, software and hardware (embedded chips) used in operating equipment also are at risk. However, based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 Compliant.

     For IT Systems, to date the Company is 60% complete on the implementation phase and expects to complete upgrade and replacement of the remaining systems by September 1999.

For its Non-IT Systems, the Company is in the process of bringing such systems into Year 2000 compliance. This remediation is 50% complete. The Company expects to substantially complete this remediation effort by August 1999.

     The Company is in the process of working with third party suppliers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant. The company has completed 80% of its remediation efforts on these systems with testing to be completed on all significant systems no later than June 1999. We have been informed that these key suppliers are in the process of making their billing systems Year 2000 compliant by the end of 1999.

     The Company has queried its significant Non-IT suppliers that do not share information systems with the company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion would indirectly impact the Company, and the impact may be material. The Company also plans to make inquiry as to the Year 2000 readiness of selected customers and service vendors.

Costs:

     As of October 31, 1998, the Company's total incremental costs (historical plus estimated future costs) of system upgrades and addressing Year 2000 issues are estimated to be $4,100,000 of which $1,000,000 has been incurred ($300,000 expensed and $700,000 capitalized for new systems and equipment). These costs are being funded through operating cash flow. Of the total remaining project costs ($3,100,000), approximately $2,350,000 is attributable to the purchase of new software and equipment which will be capitalized. The remaining $750,000 will be expensed as incurred. The Company estimates that a substantial portion of these costs are attributable to system upgrades that would have been incurred regardless of the Year 2000 issue.

Implementation of our Company's Year 2000 Plan is an ongoing process. Consequently, the above-described estimates of costs and completion dates for the various components of the plan are subject to change.

Risks:

     The Company's Year 2000 compliance program is directed primarily toward ensuring that the

Company will be able to continue to perform five critical functions: (A) order and receive raw material and supplies, (B) make and sell its products, (C) invoice customers and collect payments, (D) pay its employees and suppliers, and
(E) maintain accurate accounting records. While the Company currently believes that it will be able to modify or replace its affected systems in time to minimize any significant detrimental effects on its operations, failure to do so, or the failure of key third parties to modify or replace their affected systems, could have materially adverse impacts on the Company's business operations or financial condition. In particular, because of the interdependent nature of business systems, the Company could be materially adversely affected if private businesses, utilities and governmental entities with which it does business or that provide essential products or services are not Year 2000 ready. Reasonably likely consequences of failure by the company or third parties to resolve the Year 2000 Problem include, among other things, temporary slowdowns of manufacturing operations at one or more Company facilities, billing and collection errors, delays in the distribution of products and delays in the receipt of supplies.

     The Company's expectations about future costs necessary to achieve Year 2000 compliance, the impact on its operations and its ability to bring each of its systems into Year 2000 compliance are subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following: (i) The Company may not be successful in properly identifying all systems and programs that contain two-digit year codes; (ii) The nature and number of systems which require reprogramming, upgrading or replacement may exceed the Company's expectations in terms of complexity and scope; (iii) The Company may not be able to complete all remediation and testing necessary in a timely manner; (iv) The Company's key suppliers and other third parties may not be able to supply the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers.

Contingency Plans:

     Contingency Plans for suppliers and mission critical systems impacted by Year 2000 Issues are currently under development. We anticipate completion of the Year 2000 Contingency Plans by June 1999. Contingency plans may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. Once developed, Year 2000 Contingency Plans and related cost estimates will be continually refined, as additional information becomes available.

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Stockholders Meeting of the company was held on September 8, 1998.

          (c) At the Annual Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders; each Class B nominee for director was elected by a vote of the Class B Stockholders.

      1. Election of the below named Class A Nominees of the Board of Directors of the Company by the holders of Class A Common Stock:

                                               For            Withheld
                                            ----------        --------
          Michael G. Andre                  30,334,209        727,953
          William C. Croft                  30,316,089        746,073
          James W. Ashley, Jr.              30,324,952        737,210

      2. Election of the below named Class B Nominee of the Board of Directors of the Company by the holders of Class B Common Stock:

                                                For           Withheld
                                             ---------        --------
          John R. Cannon                     1,131,096        4,846
          Kevin J. Hayes                     1,131,096        4,846
          James W. McGinley                  1,131,096        4,846
          William J. McGinley                1,130,996        4,946
          Raymond J. Roberts                 1,131,096        4,846
          George C. Wright                   1,131,096        4,846

          No other items were voted on at the Annual Stockholders Meeting or otherwise during the quarter.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

                               INDEX TO EXHIBITS

                                                                                                        Sequential
Exhibit                                                                                                 Page
Number                                     Description                                                  Number
------                                     -----------                                                  ------
3.1       Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2       By-Laws of Registrant, as amended and currently in effect(1)
4.1       Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1      Methode Electronics, Inc. Employee Stock Ownership Plan dated
          February 24,1977(2)*
10.2      Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
          Amendment No. 1(2)*
10.3      Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4      Methode Electronics, Inc. Employee Stock Ownership Trust-
          Amendment No. 1(2)*
10.5      Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6      Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7      Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8      Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9      Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10     Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11     Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12     Methode Electronics, Inc. Electronic Controls Division Cash and Class A
          Common Stock Bonus Plan(6)*
10.13     Methode Electronics, Inc. 1997 Stock Plan (7)
27        Financial Data Schedules                                                                        13

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

          b) Reports on Form 8-K
             -------------------

          The Company did not file a report on Form 8-K during the three months ended October 31, 1998

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



Dated: December 14, 1998
       -----------------