Form 10-Q
period 1999-01-31
METHODE ELECTRONICS INC
filed 1999-03-10
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                   ----------------------------------------

                                   FORM 10-Q

(Mark One)  (X)  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934
                 for the quarterly period ended January 31, 1999

                                       or

            ( )  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                   ----------------------------------------
                         Commission file number 0-2816


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

     At March 1, 1999, Registrant had 34,356,805 shares of Class A Common Stock and 1,189,191 shares of Class B Common Stock outstanding.

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

              Yes    X                  No
                   -----                    -----

                                     INDEX


                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
-------------------------------



Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets January 31, 1999 and April 30, 1998

          Condensed consolidated statements of income--Nine months ended January 31, 1999 and 1998

          Condensed consolidated statements of cash flows--Nine months ended January 31, 1999 and 1998

          Note to condensed consolidated financial statements--January 31,
          1999

Item 2. Management's discussion and analysis of financial condition and results of operations


PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and reports on Form 8-K


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS
         METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                           January 31,        April 30,
                                                              1999               1998
                                                          ------------      ------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                               $ 24,418,514      $ 24,178,868
  Accounts receivable - net                                 84,223,310        64,468,407
  Inventories:
    Finished products                                       10,011,515         9,754,109
    Work in process                                         27,139,139        27,669,081
    Materials                                               13,562,409        11,541,822
                                                          ------------      ------------
                                                            50,713,063        48,965,012
  Current deferred income taxes                              4,023,000         4,023,000
  Prepaid expenses                                           2,459,090         3,055,417
                                                          ------------      ------------
                                   TOTAL CURRENT ASSETS    165,836,977       144,690,704

PROPERTY, PLANT AND EQUIPMENT                              212,178,171       199,786,527
  Less allowance for depreciation                          124,740,375       112,742,879
                                                          ------------      ------------
                                                            87,437,796        87,043,648

GOODWILL - net                                              38,539,586        38,749,031
INTANGIBLE BENEFIT PLAN ASSET                                1,765,530         2,266,329
OTHER ASSETS                                                13,316,927        14,780,143
                                                          ------------      ------------
                                                          $306,896,816      $287,529,855
                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and notes payable                              $ 32,332,380      $ 27,727,636
  Other current liabilities                                 18,696,046        22,710,265
                                                          ------------      ------------
                              TOTAL CURRENT LIABILITIES     51,028,426        50,437,901

OTHER LIABILITIES                                            2,946,696         2,585,704
DEFERRED COMPENSATION                                        7,314,411         7,259,549
ACCUMULATED BENEFIT PLAN OBLIGATION                            801,985         1,206,819
SHAREHOLDERS' EQUITY
  Common Stock                                              17,903,957        17,836,506
  Paid in capital                                           22,983,770        21,021,669
  Retained earnings                                        208,052,330       189,397,396
  Other shareholders' equity                                (4,134,759)       (2,215,689)
                                                          ------------      ------------
                                                           244,805,298       226,039,882
                                                          ------------      ------------
                                                          $306,896,816      $287,529,855
                                                          ============      ============

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                         Three Months Ended January 31,       Nine Months Ended January 31,
                                         ------------------------------       -----------------------------
                                             1999            1998                 1999             1998
                                          -----------     -----------          -----------     ------------
INCOME:
  Net sales                               $96,387,118     $90,740,296         $292,224,430     $282,572,856
  Other                                       834,098       1,024,806            3,142,685        3,494,795
                                          -----------     -----------         ------------     ------------
               Total                       97,221,216      91,765,102          295,367,115      286,067,651

COSTS AND EXPENSES:
  Cost of products sold                    72,798,522      68,692,163          218,621,798      208,955,627
  Selling and administrative expenses      13,545,268      12,122,541           40,122,748       37,493,056
                                          -----------     -----------         ------------     ------------
               Total                       86,343,790      80,814,704          258,744,546      246,448,683
                                          -----------     -----------         ------------     ------------

Income before income taxes                 10,877,426      10,950,398           36,622,569       39,618,968

Provision for income taxes                  3,755,000       3,860,000           12,635,000       13,900,000
                                          -----------     -----------         ------------     ------------
                            NET INCOME    $ 7,122,426      $7,090,398         $ 23,987,569      $25,718,968
                                          ===========     ===========         ============     ============

Basic and diluted earnings
  per Common Share                        $      0.20     $      0.20         $       0.68     $       0.73
                                          ===========     ===========         ============     ============

Cash dividends per Common Share           $      0.05     $      0.05         $       0.15     $       0.15

Weighted average number of Common
  Shares outstanding:
    Basic                                  35,336,000      35,263,000           35,344,000       35,261,000
    Diluted                                35,445,000      35,375,000           35,425,000       35,351,000


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                                                        Nine Months Ended January 31,
                                                                                   -------------------------------------
                                                                                       1999                     1998
                                                                                   ------------             ------------
OPERATING ACTIVITIES
 Net income                                                                        $ 23,987,569             $ 25,718,968
 Provision for depreciation
  and amortization                                                                   14,028,329               13,655,188
 Changes in operating assets
  and liabilities                                                                   (16,920,108)             (14,469,018)
 Other                                                                                1,794,522                2,481,533
                                                                                   ------------             ------------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES               22,890,312               27,386,671
INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment                                                                         (15,509,754)             (14,931,570)
 Acquisitions                                                                        (1,698,789)              (3,711,003)
 Other                                                                               (2,688,074)              (5,857,162)
                                                                                   ------------             ------------
                                 NET CASH USED IN INVESTING ACTIVITIES               (19,896,617)             (24,499,735)

FINANCING ACTIVITIES
 Dividends                                                                           (5,332,635)              (5,321,037)
 Other                                                                                2,578,586                2,356,305
                                                                                   ------------             ------------
                                 NET CASH USED IN FINANCING ACTIVITIES               (2,754,049)              (2,964,732)
                                                                                   ------------             ------------
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  239,646                  (77,796)

Cash and cash equivalents at
 beginning of period                                                                 24,178,868               23,115,320
                                                                                   ------------             ------------
                            CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 24,418,514             $ 23,037,524
                                                                                   ============             ============

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


NOTE TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (Unaudited)


JANUARY 31, 1999


NOTE 1.   BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $6,171,478 and $4,309,657 for the third quarters of 1999 and 1998, and $23,264,044 and $21,990,844 for the nine months ended January 31, 1999 and 1998.

Item 2.    Management's Discussion and Analysis

Results of Operations
---------------------

     Net sales for the third quarter of fiscal 1999 increased 6% to $96,387,000, compared with $99,740,000 for the third quarter last year. Sales for the nine months ended January 31, 1999 increased 3% to $292,224,000 compared with $282,573,000 for the same period last year. Sales of our high frequency gigabit optical transceiver products more than doubled in the current quarter and more than tripled for the nine-month period compared with the same periods last year. Domestic automotive interconnect devices and controls, which represented approximately 40% of Methode's business during all periods, experienced a 7% increase in sales in the current quarter and a 2% increase for the current nine-month period. Our worldwide automotive interconnect sales increased 12% for the current quarter and 6% for the nine-month period. Sales of our dataMate "smart interconnects" fell off approximately 25% in the current quarter and 28% in the nine-month period following sales gains of approximately 11% in the prior year quarter and 35% in the prior year nine-month period. Sales of other connector products were up 2% for the current quarter but down 7% for the nine-month period compared with the prior year.

     Other income consisted primarily of earnings from an automotive joint venture, royalty and license fees, and interest on short-term investments.

     Cost of products sold as a percentage of sales for the third quarter was 75.5% compare with 75.7% for the year-ago period. For the nine-month period ended January 31, 1999 this percentage increased to 74.8% from 74.0% for the same period last year. Margin declines in the nine-month period resulted, to some extent, from the incremental cost of providing our automotive customers with full-service engineering support previously provided by the customers' engineering staff. Margin improvement resulting from volume gains by optical transceiver products were offset by margin declines due to reduced sales volumes of dataMate products.

     Selling and administrative expenses as a percentage of sales were 14.1% and 13.7% in the current quarter and nine-month periods of fiscal 1999, up from 13.4% and 13.3% for the year-ago periods.

     The effective income tax rate was 34.5% in the current quarter and nine-month period compared with 35.3% and 35.1% for the quarter and nine-month period ended January 31, 1998. The effective income tax rate in fiscal 1998 approximated the statutory federal rate of 35% with lower statutory rates on foreign operations offsetting the effect of state income taxes. In fiscal 1999, the foreign operations were a larger component of total income resulting in a lower effective rate.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $22,890,000 in fiscal 1999, down from $27,387,000 provided during the year-ago period. The decrease was the result of lower net income and increased working capital requirements primarily due to large automotive tooling requirements.

     Depreciation and amortization expense was $14,028,000 in fiscal 1999 compared with $13,655,000 in fiscal 1998. Capital expenditures were $15,510,000 in fiscal 1999 compared with $14,932,000 last year. It is presently expected that fixed asset additions for fiscal 1999 will approximate $23,000,000 and will be financed with internally generated funds.

       The Board of Directors adopted a Common Stock Repurchase Program that authorizes the Company to repurchase up to $20,000,000 of Common Stock of the Company over the next three years. Depending on the timing of such purchases, the Company may utilize bank borrowings to fund this program.

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

Status of Readiness:

     The Company's Year 2000 Strategy to make systems "Y2K ready" includes a common Company-wide focus on all internal systems potentially impacted by the Y2K issue, including Information Technology ("IT") Systems and Non-IT equipment and systems (Operating Equipment) that contain embedded computer technology. Each of the foregoing IT and Non-IT programs is being conducted in phases; described as follows:


     Inventory Phase--Identify hardware or software that use or process date information.
     Assessment Phase--Identify Year 2000 Date processing deficiencies and related implications.

     Planning Phase--Determine for each deficiency an appropriate solution and budget as well as schedule personnel and other resources.

     Implementation Phase--Implement designated solutions and test systems. The Company is upgrading hardware and software for certain major computer systems that will concurrently address the Year 2000 issues for those systems. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicates that most of the Company's significant information technology systems could be affected, particularly the general ledger and billing systems. The assessment also indicates, that in some instances, software and hardware (embedded chips) used in operating equipment also are at risk. However, based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 Compliant.


     For IT Systems, to date the Company is 65% complete on the implementation phase and expects to complete the upgrade and replacement of remaining systems by September 1999. For its' Non-IT Systems, the Company is in the process of bringing such systems into Year 2000 compliance. This remediation is 55% complete. The Company expects to substantially complete this remediation effort by August 1999.

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

Costs:

     As of January 31, 1999, the Company's total incremental costs (historical plus estimated future costs) of system upgrades and addressing Year 2000 issues are estimated to be $4,100,000 of which $1,500,000 has been incurred ($350,000 expensed and $1,200,000 capitalized for new systems and equipment). These costs are being funded through operating cash flow. Of the total remaining project costs ($2,600,000), approximately $1,900,000 is attributable to the purchase of new software and equipment that will be capitalized. The remaining $700,000 will be expensed as incurred. The Company estimates that substantial portions of these costs are attributable to system upgrades that would have been incurred regardless of the Year 2000 issue. Implementation of our Company's Year 2000 Plan is an ongoing process. Consequently, the above-described estimates of costs and completion dates for the various components of the plan are subject to change.

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

Euro Conversion:

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company primarily consists of sales to certain customers and payments to certain suppliers. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, and revising processes for preparing accounting and taxation records. Based on the work completed so far, the Company does not believe the Euro conversion will have a significant impact on the results of its operations or cash flows.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                               INDEX TO EXHIBITS

                                                                                                        Sequential
Exhibit                                                                                                 Page
Number                             Description                                                          Number
-------                            -----------                                                          ----------
 3.1      Certificate of Incorporation of Registrant, as amended and currently in effect(1)
 3.2      By-Laws of Registrant, as amended and currently in effect(1)
 4.1      Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1      Methode Electronics, Inc. Employee Stock Ownership Plan dated
          February 24, 1977(2)*
10.2      Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
          Amendment No. 1(2)*
10.3      Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4      Methode Electronics, Inc. Employee Stock Ownership Trust-
          Amendment No. 1(2)*
10.5      Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6      Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7      Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)(4)*
10.8      Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9      Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10     Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11     Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12     Methode Electronics, Inc. Electronic Controls Division Cash and Class A
          Common Stock Bonus Plan(6)*
10.13     Methode Electronics, Inc. 1997 Stock Plan (7)
27        Financial Data Schedules                                                                      12

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

     b)  Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended January 31, 1999

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Methode Electronics, Inc.
                                          ------------------------------------



                                       By:____________________________________
                                               Kevin J. Hayes
                                               Chief Financial Officer




Dated:  March 10, 1999
        -------------