Form 10-Q/A
period 1999-01-31
METHODE ELECTRONICS INC
filed 1999-03-12
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                   ----------------------------------------

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

     Net sales for the third quarter of fiscal 1999 increased 6% to $96,387,000, compared with $90,740,000 for the third quarter last year. Sales for the nine months ended January 31, 1999 increased 3% to $292,224,000 compared with $282,573,000 for the same period last year. Sales of our high frequency gigabit optical transceiver products more than doubled in the current quarter and more than tripled for the nine-month period compared with the same periods last year. Domestic automotive interconnect devices and controls, which represented approximately 40% of Methode's business during all periods, experienced a 7% increase in sales in the current quarter and a 2% increase for the current nine-month period. Our worldwide automotive interconnect sales increased 12% for the current quarter and 6% for the nine-month period. Sales of our dataMate "smart interconnects" fell off approximately 25% in the current quarter and 28% in the nine-month period following sales gains of approximately 11% in the prior year quarter and 35% in the prior year nine-month period. Sales of other connector products were up 2% for the current quarter but down 7% for the nine-month period compared with the prior year.

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




Dated:  March 12, 1999
        -------------