Form 10-K
period 1999-04-30
METHODE ELECTRONICS INC
filed 1999-07-29
CIK 65270

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 1999

                         Commission File Number 0-2816

                           METHODE ELECTRONICS, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                                 36-2090085
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

       7444 West Wilson Avenue                            60656
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K ( ).

  The aggregate market value of the Class A and Class B Common Stock, $.50 par value, held by non-affiliates of the Registrant on July 9 1999, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $822,813,000.

  Registrant had 34,301,934 shares of Class A, $.50 par value, and 1,182,825 shares of Class B, $.50 par value, outstanding as of July 9, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual shareholders meeting to be held September 14, 1999, are incorporated by reference into Part III.

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

  The Company manufactures component devices worldwide for Original Equipment Manufacturers (OEMs) of information processing and networking equipment, voice and data communication systems, consumer electronics, automobiles, aerospace vehicles and industrial equipment. Products employ electrical, electronic and optical technologies as sensors, interconnections and controls. The business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes manufacturers of multi-layer printed circuit boards and bus systems as well as independent laboratories which provide services for qualification testing and certification of electronic and optical components. In April 1999 the Company announced its decision to exit the manufacture of printed circuitry as described in Note 2 to the consolidated financial statements.

  The following tabulation reflects the percentage of net sales of the product segments of the Registrant for the last three fiscal years.

                                                                 April 30,
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
      Electronic.............................................. 81.2% 83.4% 77.9%
      Optical.................................................  8.7   8.9  14.7
      Other................................................... 10.1   7.7   7.4

  The sales activities of the Registrant are directed by sales managers who are supported by engineering personnel who provide technical services. The Registrant's products are sold through its sales staff and through independent manufacturers' representatives with offices throughout the world. Sales are made primarily to original equipment manufacturers and also independent distributors.

  Sources and Availability of Raw Materials. Principal raw materials purchased by Registrant include ferrous and copper alloy strips, plastic molding materials, ferrules and fiber optic cable, semiconductor components, die castings and precious metals. All of these items are available from several suppliers and the Registrant generally relies on more than one for each item.

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

  Material Customers. During the year ended April 30, 1999, shipments to Daimler Chrysler AG and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 41% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive component products.

  Backlog. The Registrant's backlog of orders for its continuing operations was approximately $70,900,000 at May 31, 1998, and $65,235,000 at May 31,
1999. It is expected that most of the total backlog at May 31, 1999, will be shipped within the current fiscal year.

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

  Research and Development. Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $18,575,000, $21,120,000 and $22,750,000 for the fiscal years ended April 30, 1997, 1998 and 1999, respectively.

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

  Employees. At April 30, 1998 and 1999, Registrant had approximately 3,800 employees.

  Foreign Sales. Information about the Registrant's operations in different geographic regions is summarized in Note 11 to the consolidated financial statements included in Item 14 (a)(1).

Item 2. Properties

  The Registrant has 22 manufacturing and five service facilities containing approximately 1,135,000 square feet of space, of which approximately 322,000 square feet are leased. Eleven of the facilities are located in Illinois, four in California, two in New Jersey, one in Maryland, one in the Czech Republic, one in Ireland, two in Malta, one in Singapore and three in the United Kingdom. The acquisition of Optokon and Stratos, Ltd. added approximately 40,000 square feet of manufacturing space in fiscal 1999. A 26,000 square foot independent test laboratory and a 48,000 cable assembly facility, both located in Illinois, were added in fiscal 1998. The acquisition of Merit-Malta Ltd. in fiscal 1997 added approximately 175,000 square feet of manufacturing space. Registrant's manufacturing facilities have been modernized in the opinion of management to keep pace the developments in the industry.

Item 3. Legal Proceedings

  As of July 9, 1999, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to security holders during the fourth quarter of fiscal 1999.

                      Executive Officers of the Registrant

                           Director  Offices and Positions Held and Length of
Name                   Age  Since               Service as Officer
----                   --- -------- -------------------------------------------
William J. McGinley...  76   1946   Chairman of the Registrant since 1994.
                                     President from March 1997 to July 1998 and
                                     from 1946 to 1994. Mr. William J. McGinley
                                     is the father of James W. McGinley.

James W. McGinley.....  44   1993   President of the Registrant since July
                                     1998. President since December 1994 and
                                     prior thereto Executive Vice President
                                     since June 1993 of Optical Interconnect
                                     Products. Prior thereto, he was General
                                     Manager of Connector Products from
                                     November 1984 to January 1989, and Vice
                                     President, Corporate Sales and Marketing
                                     from January 1989 to June 1993. Mr. James
                                     W. McGinley is the son of Mr. William J.
                                     McGinley.

Michael G. Andre......  59   1984   Senior Executive Vice President of the
                                     Registrant since December 1994. Prior
                                     thereto, he was Executive Vice President
                                     of Interconnect Products since January
                                     1984 and Vice President of Interconnect
                                     Products since 1978.

John R. Cannon........  51   1997   Senior Executive Vice President of the
                                     Registrant since 1997. Prior thereto,
                                     Senior Executive Vice President of
                                     dataMate Products since 1996; prior
                                     thereto, Executive Vice President of
                                     dataMate Products.

Kevin J. Hayes........  58   1984   Executive Vice President of the Registrant
                                     since 1997, Chief Financial Officer since
                                     1996 and Assistant Secretary since 1995.
                                     Prior thereto, Vice President and
                                     Treasurer of the Registrant since 1974.

  All executive officers serve a term of one year which, for the current year, expires on September 14, 1999, or until their successors are duly elected and qualified.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

                                                           Class A     Class B
                                                         Stock Price Stock Price
                                                         ----------- -----------
                                                         High   Low  High   Low
                                                         ----- ----- ----- -----
      Fiscal Year ended April 30, 1998
        First Quarter................................... 21.63 14.63 21.50 14.50
        Second Quarter.................................. 27.13 19.00 27.00 19.75
        Third Quarter................................... 20.75 14.38 20.00 14.25
        Fourth Quarter.................................. 17.25 12.69 16.75 13.00
      Fiscal Year ended April 30, 1999
        First Quarter................................... 16.38 10.63 15.88 11.75
        Second Quarter.................................. 16.00 11.75 15.13 12.50
        Third Quarter................................... 16.13 12.00 15.50 13.00
        Fourth Quarter.................................. 15.63 10.00 16.25  9.50

  The Registrant pays dividends quarterly and for fiscal years 1998 and 1999, quarterly dividends were paid at an annual rate of $.20 on both the Class A and Class B Common Stock. On June 25, 1999, the Board declared a dividend of $.05 per Class A share and Class B share, payable on July 30, 1999, to holders of record on July 15, 1999.

  The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

  As of July 9, 1999, the approximate number of record holders of the Company's Class A and Class B Common Stock was 1,260 and 450.

Item 6. Selected Financial Data

                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                 (In Thousands, Except Per Share Amounts)
Income Statement Data:
  Net sales..................  $403,731  $379,300  $343,092  $307,538  $270,748
  Provision for exiting
   printed circuit business..     3,100        --        --        --        --
  Income before income
   taxes.....................    50,669    53,566    58,444    50,973    40,846
  Income taxes...............    17,850    18,300    21,225    18,600    14,725
  Net income.................    32,819    35,266    37,219    32,373    26,121
Per Common Share:
  Net income-Basic...........  $   0.93  $   1.00  $   1.06  $   0.93  $   0.75
  Net income-Diluted.........      0.93      1.00      1.06      0.92      0.75
  Dividends, Class A.........      0.20      0.20      0.20      0.16      0.08
  Dividends, Class B.........      0.20      0.20      0.20      0.16      0.07
  Book value.................      7.03      6.37      5.59      4.69      3.87
Long-term debt...............       269     1,264     1,005        --        --
Funded debt to total
 capital.....................      1:51      1:56      1:95      1:57      1:28
Retained Earnings............  $215,117  $189,397  $161,226  $131,073  $104,323
Fixed assets (net)...........    90,899    87,044    80,096    66,786    56,167
Total assets.................   316,623   287,530   253,491   223,279   191,496
Return on equity.............        14%       17%       21%       22%       22%
Pre-tax income as a
 percentage of sales ........      12.6%     14.1%     17.0%     16.6%     15.1%
Net income as a percentage of
 sales.......................       8.1%      9.3%     10.8%     10.5%      9.6%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results Of Operations. Consolidated net sales increased 6% in fiscal 1999 following an increase of 11% in 1998. Domestic sales increased 5% in 1999 and 6% in 1998 while foreign sales gained 11% in 1999 and 32% in 1998. The foreign sales gains in 1999 and 1998 were primarily the result of the acquisitions described below.

  Sales of the Electronic segment represented 78% of consolidated sales in 1999, 83% in 1998 and 81% in 1997. Electronic sales were flat in 1999 compared with 1998 sales. Sales in 1998 were up 14% over 1997 sales. Sales to the automotive industry which represented 65%, 59% and 63% of Electronic segment sales in 1999, 1998 and 1997 increased 9% in 1999 and 7% in 1998. Fiscal 1998 Electronic sales benefited from acquisitions made in the fourth quarter of 1997 and the first quarter of fiscal 1998.

  Sales of the Optical segment represented 15% of consolidated sales in 1999 and 9% in both 1998 and 1997. Optical sales grew 76% in 1999 and 13% in 1998 led by the explosive growth in sales of the Company's Optoelectronics products which increased 285% in 1999 and 240% in 1998. Optical sales in 1999 were also helped by the acquisition of two European based optical connector companies during the year.

  Sales of other products (chiefly current carrying bus devices and printed circuit boards) increased 2% in 1999 following a decline of 15% in 1998.

  Income from the settlement of litigation in fiscal 1999 represented the settlement of a claim relative to one of the Company's patents.

  Other income consisted primarily of earnings from the Company's automotive joint venture, interest income from short-term investments, royalties and, in 1998, an approximate $1,000,000 gain from the sale of a building.

  Cost of goods sold as a percentage of sales for 1999, 1998 and 1997 were 74.5%, 73.9% and 71.8%. The gross margin declines in 1999 and 1998 were largely due to margin erosion on sales to the automotive industry caused by product mix changes, additional infrastructure and engineering costs incurred for new programs not yet producing revenue and customer requested piece part sales price reductions. Selling and administrative expenses as a percentage of sales were 13.6%, 13.2% and 12.8%. The increase in 1999 is partly due to an additional provision for bad debts of $1,000,000.

  The $3,100,000 provision for exiting printed circuit business in 1999 represents the estimated loss on disposal of assets, employee severance pay and additional costs associated with environmental matters specifically related to the decision to exit the business. Operating losses that will be incurred in the first half of fiscal 2000 to wind down these businesses are not expected to be material and will be recorded as incurred.

  Effective income tax rates were 35.2%, 34.2% and 36.3% for fiscal 1999, 1998, and 1997. The effective income tax rates for this three-year period reflect the effects of lower tax rates from foreign operations offset, in part, by state income taxes. The balance between these effects was altered by the acquisition of substantial business operations in lower tax locations in late 1997. The effective rate for 1998 was lower than 1997 and 1999 due to the effects of the substantially tax-free gain on the sale of a building.

  Financial Condition, Liquidity And Capital Resources. Net cash provided by operations was $32,317,000, $38,288,000 and $44,854,000 in 1999, 1998 and
1997. The decrease in cash provided from operations in 1999 and 1998 was primarily the result of lower net income and increased working capital requirements to support increased sales. The Company used $2,766,000 of cash in fiscal 1999 to acquire Polycore Technologies, a developer of highly integrated data communication modules for Local Area Network equipment, Stratos, Ltd., a developer and manufacturer of expanded beam fiber optic connectivity products for harsh environments and an additional 25% of Optokon, a fiber optic connector company, from a former joint venture partner. In connection with the 1998 acquisition of Adam Technologies, a designer and marketer of electrical and electronic connectors, the Company made cash payments of $3,580,000 in 1998, $1,217,000 in 1999 and $837,000 in fiscal 2000 using available cash.

  During fiscal 1999 the Company used $3,084,000 of its available cash to acquire 275,000 shares of its Common Stock for treasury. The purchases of these shares were made pursuant to a three-year Common Stock Repurchase Program authorized by the Board of Directors in February, 1999 and based upon the belief that Methode stock represents an excellent investment for the Company.

  Depreciation and amortization expense was $17,735,000, $17,627,000 and $14,668,000 in 1999, 1998 and 1997. Capital expenditures were $21,996,000,
$23,211,000 and $20,376,000 in 1999, 1998 and 1997. Principal capital investments involved the expansion of the automotive manufacturing and test laboratory facilities and purchases of machinery and equipment to support the increasing sales volume of optoelectronic devices and products for the automotive industry in 1999, purchases of new facilities for an independent test laboratory and our cable assembly operations in 1998 and completion of a new Research and Test Center in 1997. Capital expenditures in 1999, 1998 and 1997 were funded from operating cash flows. It is anticipated that capital acquisitions for 2000 will also be funded from operating cash flows.

  Year 2000 Conversion. The Year 2000 issue exists because many computer systems, applications and assets use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operations information incorrectly.

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

  Planning Phase--Determining for each deficiency an appropriate solution and budget as well as scheduling personnel and other resources.

  Implementation Phase--Implement designated solutions and test systems.

  The Company is upgrading hardware and software for certain major computer systems which will concurrently address the Year 2000 issues for those systems. The Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicates that most of the Company's significant information technology systems could be affected, particularly the general ledger and billing systems. The assessment also indicates, that in some instances, software and hardware (embedded chips) used in operating equipment also are at risk. However, based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 ready.

  For IT Systems, the Company is 75% complete on the implementation phase and expects to complete upgrade and replacement of the remaining systems by September 1999. For its Non-IT Systems, the Company is in the process of bringing such systems into Year 2000 readiness. This remediation is 80% complete. The Company expects to substantially complete this remediation effort by September 1999.

  The Company has worked with third party suppliers to determine the Year 2000 readiness of the Company's systems that interface directly with third parties. The company completed its remediation efforts on these systems with testing completed in March 1999.

  The Company has queried its significant Non-IT suppliers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the

Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion would indirectly impact the Company, and the impact may be material. The Company also is making inquiries as to the Year 2000 readiness of selected customers and service vendors. The Company will have a contingency plan in place no later than October 1999 to compensate for those external agents that fail to complete their Year 2000 Resolution by the end of 1999.

Costs:

  As of April 30, 1999, the Company's total incremental costs (historical plus estimated future costs) of system upgrades and addressing Year 2000 issues are estimated to be $2,635,000 of which $1,540,000 has been incurred ($340,000 expensed and $1,200,000 capitalized for new systems and equipment). These costs are being funded through operating cash flow. Of the total remaining project costs ($1,095,000), approximately $795,000 is attributable to the purchase of new software and equipment which will be capitalized. The remaining $300,000 will be expensed as incurred. The Company estimates that a substantial portion of these costs are attributable to system upgrades that would have been incurred regardless of the Year 2000 issue. Implementation of the Company's Year 2000 Plan is an ongoing process. Consequently, the above-described estimates of costs and completion dates for the various components of the plan are subject to change.

Risks:

  The Company's Year 2000 readiness program is directed primarily toward ensuring that the Company will be able to continue to perform five critical functions: (A) order and receive raw material and supplies, (B) make and sell its products, (C) invoice customers and collect payments, (D) pay its employees and suppliers and (E) maintain accurate accounting records. While the Company currently believes that it will be able to modify or replace its effected systems in time to minimize any significant detrimental effects on its operations, failure to do so, or the failure of key third parties to modify or replace their effected systems, could have materially adverse impacts on the Company's business operations or financial condition. In particular, because of the interdependent nature of business systems, the Company could be materially adversely affected if private businesses, utilities and governmental entities with which it does business or that provide essential products or services are not Year 2000 ready. Reasonably likely consequences of failure by the Company or third parties to resolve the Year 2000 Problem include, among other things, temporary slowdowns of manufacturing operations at one or more Company facilities, billing and collection errors, delays in the distribution of products and delays in the receipt of supplies.

  The Company's expectations about future costs necessary to achieve Year 2000 readiness, the impact on its operations and its ability to bring each of its systems into Year 2000 readiness are subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following: (i) The Company may not be successful in properly identifying all systems and programs that contain two-digit year codes; (ii) The nature and number of systems which require reprogramming, upgrading or replacement may exceed the Company's expectations in terms of complexity and scope; (iii) The Company may not be able to complete all remediation and testing necessary in a timely manner; (iv) The Company's key suppliers and other third parties may not be able to supply the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers.

Contingency Plans:

  Contingency plans for suppliers and mission critical systems impacted by Year 2000 Issues are currently under development. It is anticipated that Year 2000 contingency plans will be completed by September 1999. Contingency plans may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. Once developed, Year 2000 contingency plans and related cost estimates will be continually refined as additional information becomes available.

  Euro Conversion. On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency, the Euro. The

Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be used, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company primarily consists of sales to certain customers and payments to certain suppliers. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, and revising processes for preparing accounting and taxation records. Based on the work completed so far, the Company does not believe the Euro conversion will have a significant impact on the results of its operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from April 30, 1999 levels.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 1999, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption "16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

  Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about August 10, 1999, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information regarding the above is included under the caption "Security Ownership" in the Registrant's proxy statement to be dated on or about August 10, 1999, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information regarding the above is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 1999, and is incorporated herein by reference.

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

                                          METHODE ELECTRONICS, INC.
                                           (Registrant)

                                                   /s/ Kevin J. Hayes
                                          By:__________________________________
                                                     Kevin J. Hayes
                                                Executive Vice President,
                                           Chief Financial Officer & Director

Dated: July 28, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                      Title                   Date

   /s/  William J. McGinley          Chairman of the Board &   July 28, 1999
-----------------------------------   Director (Principal
        William J. McGinley           Executive Officer)


   /s/   James W. McGinley           President and Director    July 28, 1999
-----------------------------------
         James W. McGinley


   /s/   Michael G. Andre            Senior Executive Vice     July 28, 1999
-----------------------------------   President & Director
         Michael G. Andre


   /s/    John R. Cannon             Senior Executive Vice     July 28, 1999
-----------------------------------   President & Director
          John R. Cannon


   /s/    Kevin J. Hayes             Executive Vice            July 28, 1999
-----------------------------------   President, Chief
          Kevin J. Hayes              Financial Officer &
                                      Director

   /s/ James W. Ashley, Jr.          Secretary & Director      July 28, 1999
-----------------------------------
       James W. Ashley, Jr.

   /s/   William C. Croft            Director                  July 28, 1999
-----------------------------------
         William C. Croft

   /s/  Raymond J. Roberts           Director                  July 28, 1999
-----------------------------------
        Raymond J. Roberts

                                     Director                  July 28, 1999
-----------------------------------
         George C. Wright

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                   FORM 10-K

                            ITEM 14 (a) (1) and (2)

        List of Financial Statements and Financial Statement Schedules

  The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

  Consolidated Balance Sheets--April 30, 1999 and 1998.

  Consolidated Statements of Income--Years Ended April 30, 1999, 1998 and
  1997.

  Consolidated Statements of Shareholders' Equity--Years Ended April 30, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows--Years Ended April 30, 1999, 1998 and
  1997

  Notes to Consolidated Financial Statements

  The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Methode Electronics, Inc.

  We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
June 21, 1999

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            April 30,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................ $ 22,764,887  $ 24,178,868
  Accounts receivable, less allowance (1999--
   $2,538,000; 1998--$1,308,000)...................   88,194,471    64,468,407
  Inventories:
    Finished products..............................    8,383,897     9,754,109
    Work in process................................   28,871,507    27,669,081
    Materials......................................   11,959,437    11,541,822
                                                    ------------  ------------
                                                      49,214,841    48,965,012
  Current deferred income taxes....................    5,239,000     4,023,000
  Prepaid expenses.................................    5,596,373     3,055,417
                                                    ------------  ------------
      TOTAL CURRENT ASSETS.........................  171,009,572   144,690,704
OTHER ASSETS
  Goodwill, less accumulated amortization (1999--
   $3,147,426; 1998--$1,974,111)...................   39,770,435    38,749,031
  Intangible benefit plan asset (Note 5)...........    1,598,597     2,266,329
  Cash surrender value of life insurance...........    8,590,892     7,651,851
  Other............................................    4,754,005     7,128,292
                                                    ------------  ------------
                                                      54,713,929    55,795,503
PROPERTY, PLANT AND EQUIPMENT
  Land.............................................    2,551,399     1,706,569
  Buildings and building improvements..............   45,559,211    44,639,178
  Machinery and equipment..........................  169,073,082   153,440,780
                                                    ------------  ------------
                                                     217,183,692   199,786,527
  Less allowances for depreciation.................  126,284,573   112,742,879
                                                    ------------  ------------
                                                      90,899,119    87,043,648
                                                    ------------  ------------
                                                    $316,622,620  $287,529,855
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable................................. $ 26,131,146  $ 24,876,865
  Salaries, wages and payroll taxes................    9,396,253     8,831,919
  Other accrued expenses...........................   13,539,088    11,618,114
  Income taxes.....................................    3,308,824     1,844,232
  Notes payable....................................    4,695,741     2,850,771
                                                    ------------  ------------
      TOTAL CURRENT LIABILITIES....................   57,071,052    50,021,901
ACCUMULATED BENEFIT PLAN OBLIGATION (Note 5).......      837,939     1,206,819
OTHER LIABILITIES..................................    2,368,650     2,585,704
DEFERRED COMPENSATION..............................    7,320,313     7,259,549
DEFERRED INCOME TAXES..............................      550,000       416,000
SHAREHOLDERS' EQUITY (Note 3)
  Common Stock, Class A............................   17,310,610    17,234,569
  Common Stock, Class B............................      598,935       601,937
  Stock Awards.....................................   (1,031,395)   (1,066,670)
  Additional paid-in capital.......................   23,066,837    21,021,669
  Retained earnings................................  215,116,544   189,397,396
  Foreign currency translation adjustment..........   (2,730,157)     (376,063)
                                                    ------------  ------------
                                                     252,331,374   226,812,838
  Less cost of shares in treasury..................    3,856,708       772,956
                                                    ------------  ------------
                                                     248,474,666   226,039,882
                                                    ------------  ------------
                                                    $316,622,620  $287,529,855
                                                    ============  ============

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended April 30
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------ ------------ ------------
INCOME
  Net sales (Note 10)................... $403,730,531 $379,299,543 $343,092,265
  Settlement of litigation..............    2,647,167
  Other.................................    4,752,350    5,806,069    6,164,196
                                         ------------ ------------ ------------
                                          411,130,048  385,105,612  349,256,461
Costs and expenses:
  Cost of products sold.................  300,749,178  280,181,130  246,323,504
  Selling and administrative expenses...   54,775,396   49,900,088   43,947,463
  Provision for exiting printed circuit
   business (Note 2)....................    3,100,000
  Amortization of intangibles...........    1,284,750    1,192,388      363,709
  Interest expense......................      551,818      265,602      177,902
                                         ------------ ------------ ------------
                                          360,461,142  331,539,208  290,812,578
                                         ------------ ------------ ------------
    INCOME BEFORE INCOME TAXES..........   50,668,906   53,566,404   58,443,883
Income taxes (Note 6)...................   17,850,000   18,300,000   21,225,000
                                         ------------ ------------ ------------
      NET INCOME........................ $ 32,818,906 $ 35,266,404 $ 37,218,883
                                         ============ ============ ============
Amounts per Common Share (Note 7):
  Net income:
    Basic...............................        $0.93        $1.00        $1.06
    Diluted.............................        $0.93        $1.00        $1.06
  Cash dividends:
    Class A.............................        $0.20        $0.20        $0.20
    Class B.............................        $0.20        $0.20        $0.20


                See notes to consolidated financial statements.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended April 30, 1999, 1998, and 1997

                                                                                  Foreign
                    Common     Common                Additional                  Currency                     Total
                     Stock     Stock       Stock       Paid-in      Retained    Translation   Treasury    Shareholders'
                    Class A   Class B     Awards       Capital      Earnings    Adjustment      Stock        Equity
                  ----------- --------  -----------  -----------  ------------  -----------  -----------  -------------
Balance at April
 30, 1996.......  $17,036,666 $624,450  $  (969,745) $15,249,444  $131,073,343  $ 2,134,352  $   (44,206) $165,104,304
Stock Award
 grant of
 119,423 shares
 of Common
 Stock, Class
 A..............       59,747            (2,050,075)   1,990,328                                                    --
Earned portion
 of Stock
 Awards.........                          1,987,355                                                          1,987,355
Tax effect of
 Stock Awards...                                         125,000                                               125,000
Issuance of
 47,619 shares
 of Common
 Stock, Class A
 (Note 2).......       23,809                            676,191                                               700,000
Purchase of
 treasury stock
 40,000 shares
 Common Stock,
 Class A........                                                                                (567,500)     (567,500)
Conversion of
 34,449 shares
 of Common
 Stock, Class B
 to 34,449
 shares of
 Common Stock,
 Class A........       17,225  (17,225)                                                                             --
Foreign currency
 translation
 adjustment.....                                                                                (304,306)     (304,306)
Net income for
 the year.......                                                    37,218,883                              37,218,883
Cash dividends
 on Common
 Stock..........                                                    (7,066,379)                             (7,066,379)
                  ----------- --------  -----------  -----------  ------------  -----------  -----------  ------------
Balance at April
 30, 1997.......   17,137,447  607,225   (1,032,465)  18,040,963   161,225,847    1,830,046     (611,706)  197,197,357
Stock Award
 grant of
 145,616 shares
 of Common
 Stock, Class
 A..............       72,808            (2,272,528)   2,199,720                                                    --
Earned portion
 of Stock
 Awards.........                          2,238,323                                                          2,238,323
Tax effect of
 Stock Awards...                                         179,000                                               179,000
Issuance of
 38,052 shares
 of Common
 Stock, Class A
 (Note 2).......       19,026                            601,986                                               621,012
Purchase of
 treasury stock
 10,000 shares
 Common Stock,
 Class A........                                                                                (161,250)     (161,250)
Conversion of
 10,577 shares
 of Common
 Stock, Class B
 to 10,577
 shares of
 Common Stock,
 Class A........        5,288   (5,288)                                                                             --
Foreign currency
 translation
 adjustment.....                                                                 (2,206,109)                (2,206,109)
Net income for
 the year.......                                                    35,266,404                              35,266,404
Cash dividends
 on Common
 Stock..........                                                    (7,094,855)                             (7,094,855)
                  ----------- --------  -----------  -----------  ------------  -----------  -----------  ------------
Balance at April
 30, 1998.......   17,234,569  601,937   (1,066,670)  21,021,669   189,397,396     (376,063)    (772,956)  226,039,882
Stock Award
 grant of
 146,078 shares
 of Common
 Stock, Class
 A..............       73,039            (2,181,207)   2,108,168                                                    --
Earned portion
 of Stock
 Awards.........                          2,216,482                                                          2,216,482
Tax effect of
 Stock Awards...                                         (63,000)                                              (63,000)
Purchase of
 treasury stock
 275,000 shares
 Common Stock,
 Class A........                                                                              (3,083,752)   (3,083,752)
Conversion of
 6,004 shares of
 Common Stock,
 Class B to
 6,004 shares of
 Common Stock,
 Class A........        3,002   (3,002)                                                                             --
Foreign currency
 translation
 adjustment.....                                                                 (2,354,094)                (2,354,094)
Net income for
 the year.......                                                    32,818,906                              32,818,906
Cash dividends
 on Common
 Stock..........                                                    (7,099,758)                             (7,099,758)
                  ----------- --------  -----------  -----------  ------------  -----------  -----------  ------------
Balance at April
 30, 1999.......  $17,310,610 $598,935  $(1,031,395) $23,066,837  $215,116,544  $(2,730,157) $(3,856,708) $248,474,666
                  =========== ========  ===========  ===========  ============  ===========  ===========  ============
                  Comprehensive
                     Income
                  -------------
Balance at April
 30, 1996.......
Stock Award
 grant of
 119,423 shares
 of Common
 Stock, Class
 A..............
Earned portion
 of Stock
 Awards.........
Tax effect of
 Stock Awards...
Issuance of
 47,619 shares
 of Common
 Stock, Class A
 (Note 2).......
Purchase of
 treasury stock
 40,000 shares
 Common Stock,
 Class A........
Conversion of
 34,449 shares
 of Common
 Stock, Class B
 to 34,449
 shares of
 Common Stock,
 Class A........
Foreign currency
 translation
 adjustment.....   $  (304,306)
Net income for
 the year.......    37,218,883
                  -------------
                   $36,914,577
                  =============
Cash dividends
 on Common
 Stock..........
Balance at April
 30, 1997.......
Stock Award
 grant of
 145,616 shares
 of Common
 Stock, Class
 A..............
Earned portion
 of Stock
 Awards.........
Tax effect of
 Stock Awards...
Issuance of
 38,052 shares
 of Common
 Stock, Class A
 (Note 2).......
Purchase of
 treasury stock
 10,000 shares
 Common Stock,
 Class A........
Conversion of
 10,577 shares
 of Common
 Stock, Class B
 to 10,577
 shares of
 Common Stock,
 Class A........
Foreign currency
 translation
 adjustment.....   $(2,206,109)
Net income for
 the year.......    35,266,404
                  -------------
                   $33,060,295
                  =============
Cash dividends
 on Common
 Stock..........
Balance at April
 30, 1998.......
Stock Award
 grant of
 146,078 shares
 of Common
 Stock, Class
 A..............
Earned portion
 of Stock
 Awards.........
Tax effect of
 Stock Awards...
Purchase of
 treasury stock
 275,000 shares
 Common Stock,
 Class A........
Conversion of
 6,004 shares of
 Common Stock,
 Class B to
 6,004 shares of
 Common Stock,
 Class A........
Foreign currency
 translation
 adjustment.....   $(2,354,094)
Net income for
 the year.......    32,818,906
                  -------------
                   $30,464,812
                  =============
Cash dividends
 on Common
 Stock..........
Balance at April
 30, 1999.......

                See notes to consolidated financial statements.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended April 30,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
OPERATING ACTIVITIES
 Net income.......................... $ 32,818,906  $ 35,266,404  $ 37,218,883
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for depreciation and
   amortization......................   17,734,723    17,627,450    14,668,382
  Provision for losses on accounts
   receivable........................    1,272,672        92,000        11,000
  Provision for deferred compensation
   and supplemental executive benefit
   plan..............................      359,616      (156,283)     (342,482)
  Provision for deferred income
   taxes.............................   (1,230,000)   (1,015,000)      541,000
  Amortization of Stock Awards.......    2,216,482     2,238,323     1,987,355
  Changes in operating assets and
   liabilities:
   Accounts receivable...............  (24,020,866)   (7,095,259)     (786,579)
   Inventories.......................    1,602,072    (7,463,783)   (3,048,392)
   Current deferred income taxes and
    prepaid expenses.................   (2,583,288)       21,229       651,990
   Accounts payable and accrued
    expenses.........................    4,146,575    (1,226,684)   (6,046,726)
                                      ------------  ------------  ------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES.....................   32,316,892    38,288,397    44,854,431
INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment..........................  (21,995,559)  (23,211,297)  (20,375,599)
 Purchases of subsidiaries (Note 2)..   (3,983,419)   (3,847,501)  (40,818,330)
 Purchases of life insurance
  policies...........................     (939,041)     (971,626)     (740,535)
 Other...............................    1,795,922    (3,653,368)     (917,560)
                                      ------------  ------------  ------------
       NET CASH USED IN INVESTING
        ACTIVITIES...................  (25,122,097)  (31,683,792)  (62,852,024)
FINANCING ACTIVITIES
 Borrowings (repayments) on lines of
  credit and long-term borrowings....    1,574,734     1,715,048    (1,439,142)
 Purchases of treasury stock.........   (3,083,752)     (161,250)     (567,500)
 Dividends...........................   (7,099,758)   (7,094,855)   (7,066,379)
                                      ------------  ------------  ------------
       CASH USED IN NET FINANCING
        ACTIVITIES...................   (8,608,776)   (5,541,057)   (9,073,021)
                                      ------------  ------------  ------------
   INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS.................   (1,413,981)    1,063,548   (27,070,614)
Cash and cash equivalents at
 beginning of year...................   24,178,868    23,115,320    50,185,934
                                      ------------  ------------  ------------
     CASH AND CASH EQUIVALENTS AT END
      OF YEAR........................ $ 22,764,887  $ 24,178,868  $ 23,115,320
                                      ============  ============  ============

                See notes to consolidated financial statements.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                April 30, 1999

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

  Property, Plant and Equipment: Properties are stated on the basis of cost. The Company amortizes such costs by annual charges to income, computed on the straight-line method using estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 15 years for machinery and equipment for financial reporting purposes. Accelerated methods are generally used for income tax purposes.

  Income Taxes: Income taxes are accounted for using the liability method as required by Statement of Financial Accounting Standards, "SFAS" No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Research and Development Costs: Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 1999, 1998 and 1997 amounted to $22,750,000, $21,120,000 and $18,575,000, respectively.

  Fair Value of Financial Instruments: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The weighted average interest rates on such borrowings for the years ended April 30, 1999, 1998 and 1997 were 7.23%, 7.10% and 6.57%, respectively.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Segment Disclosures: In 1999, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information (see Note 11).

  Comprehensive Income: In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders' Equity. Prior years have been restated to conform with the SFAS No. 130 requirements.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

2. Acquisitions And Divestitures

  On April 15, 1999, the Company purchased for cash all of the outstanding shares of Polycore Technologies, a developer of highly integrated data communication modules for Local Area Network equipment.

  Effective December 1, 1998, the Company purchased for cash, all of the outstanding shares of Stratos, Ltd. (formerly AB Stratos, Ltd.) of Haverhill, England. Stratos is a developer and manufacturer of fiber optic connectivity products for harsh environments.

  Effective May 5, 1997, the Company purchased for cash all of the outstanding shares of Adam Technologies, a designer and marketer of electronic connectors. Additional contingent cash consideration is due if certain performance targets are attained for fiscal 1999 and 2000. For 1999, the targets were substantially met and an additional cash payment was made subsequent to year end.

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

  In April 1999, the Company made the decision to exit the printed circuit industry and is seeking to divest its two board manufacturing facilities. It is anticipated that the two operations will either be sold or closed during the second quarter of fiscal 2000. The Company recorded a non-recurring charge of $3,100,000 or $1,860,000 net of tax benefits for the costs associated with the exit of the business. The charge is comprised of $1,540,000 for the write-down of the plant and equipment with a carrying value of $4,700,000 to their fair value, $600,000 for additional environmental costs directly associated with the decision to close the operations, and approximately $960,000 for other exit costs. The write-down for the plant and equipment reflects impairment in their carrying value. The fair value of the plant and equipment was based upon the estimated current value less costs to sell. The results of operations to wind down the businesses will be recorded as they are incurred. Net sales of the Company's printed circuit board businesses were $12,755,000, $14,610,000 and $14,120,000 for fiscal 1999, 1998 and 1997, respectively. Net losses of the businesses were $1,061,000, $119,000 and $225,000 for fiscal 1999, 1998 and 1997, respectively.

3. Shareholders' Equity

  Preferred Stock: The Company has 50,000 authorized shares of Series A, 4% cumulative convertible Preferred Stock, par value $100 per share, of which none were outstanding at April 30, 1999.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  Common Stock: Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 1999, 3,735,878 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's stock award and stock option plans.

  Common Stock, par value $.50 per share, authorized, issued and in treasury, was as follows:

                                          April 30, 1999       April 30, 1998
                                           Common Stock         Common Stock
                                       -------------------- --------------------
                                        Class A    Class B   Class A    Class B
                                       ---------- --------- ---------- ---------
      Authorized...................... 50,000,000 5,000,000 50,000,000 5,000,000
      Issued.......................... 34,621,220 1,197,871 34,469,138 1,203,873
      In Treasury.....................    459,200    12,200    184,200    12,200

  Stock Awards: The Company has an Incentive Stock Award Plan (Incentive Plan) which permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,511,601 shares have been awarded through April 30, 1999. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If for any reason other than retirement, disability or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants.

  The Company also has an Incentive Stock Award Plan for Non-employee Directors which permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 99,000 shares have been awarded at April 30, 1999. Shares awarded pursuant to this plan have no vesting restrictions.

  Stock Options: In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan ("Plan"). The Plan awards stock options to key employees. As of April 30, 1999, the maximum number of shares that may be granted under the Plan is 2,000,000. Stock options granted to date vest over a period of six to twenty-seven months after the date of the grant and have a term of ten years.

  The following table summarizes the transactions pursuant to the 1997 Stock
Plan:

                                    Options Outstanding     Exercisable Options
                                   ----------------------- ---------------------
                                              Wtd. Avg.             Wtd. Avg.
                                   Shares   Exercise Price Shares Exercise Price
                                   -------  -------------- ------ --------------
      April 30, 1997..............      --          --         --         --
        Granted................... 205,645      $15.53
        Cancelled.................  (1,100)      15.53
                                   -------
      April 30, 1998.............. 204,545       15.53         --         --
        Granted................... 250,866       14.31
        Cancelled................. (26,280)      15.26
                                   -------
      April 30, 1999.............. 429,131       14.84     96,305     $15.53
                                   =======      ======     ======     ======

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                     Exercisable Options
      Options Outstanding at April 30, 1999           at April 30, 1999
--------------------------------------------------- ---------------------
  Range of
  Exercise            Avg. Remaining   Wtd. Avg.             Wtd. Avg.
   Prices     Shares   Life (Years)  Exercise Price Shares Exercise Price
  --------    ------- -------------- -------------- ------ --------------
$11.38         50,000      9.9           $11.38         --         --
$13.97-15.53  379,131      9.0            15.29     96,305     $15.53
              -------                               ------
              429,131      9.1            14.84     96,305      15.53
              =======      ===           ======     ======     ======

  The Company has adopted the disclosure-only provisions of SFAS No. 123 and has not recorded any compensation expense associated with these stock options. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB No. 25 and related Interpretations. If the Company had determined compensation cost based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    Year Ended April 30
                                            -----------------------------------
                                               1999        1998        1997
                                            ----------- ----------- -----------
      Net earnings
        As reported........................ $32,818,906 $35,266,404 $37,218,883
        Pro forma..........................  31,888,080  35,125,502  37,218,883
      Basic and diluted earnings per share
        As reported........................         .93        1.00        1.06
        Pro forma..........................         .90        1.00        1.06

  The weighted average estimated fair value of options granted during fiscal 1999 and 1998 was $6.27 and $5.37. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     1999  1998
                                                                     ----  ----
      Risk free interest rate.......................................  5.4%  5.5%
      Expected option life in years.................................  6.0   6.0
      Expected volatility........................................... 43.8% 37.8%
      Dividend yield................................................  1.4%  1.3%

4. Employee Stock Ownership Plan

  The Company has an Employee Stock Ownership Plan for the benefit of its eligible full-time employees. Eligible employees are generally U.S. employees who have completed one year of service. The purpose of the Plan is to assist employees to accumulate capital ownership in the Company and through that ownership to promote in them a strong interest in the successful operation of the Company. The Company made annual contributions of $1,200,000 to the Plan during fiscal 1999, 1998 and 1997.

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

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  The net periodic cost recognized as expense for this plan was as follows:

                                                     Prior
                                                 Service Costs Interest  Total
                                                 ------------- -------- --------
      1999......................................   $667,732    $131,120 $798,852
      1998......................................    667,732     180,570  848,302
      1997......................................    667,732     226,826  894,558

  The weighted-average assumed discount rate used to measure the projected benefit obligation in all years was 6 2/3%.

6. Income Taxes

  Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows:

                                                            1999        1998
                                                         ----------  ----------
      Deferred tax liabilities:
        Accelerated tax Depreciation.................... $5,528,000  $4,234,000
        Other liabilities...............................         --      22,000
                                                         ----------  ----------
          Total deferred tax liabilities................  5,528,000   4,256,000
      Deferred tax assets:
        Deferred compensation and Stock Awards..........  3,893,000   3,759,000
        Inventory valuation differences.................  1,515,000   1,320,000
        Environmental reserves..........................    943,000     495,000
        Bad debt reserves...............................    985,000     581,000
        Vacation accruals...............................  1,202,000   1,192,000
        Printed circuit board closure...................  1,000,000          --
        Other accruals..................................    679,000     516,000
                                                         ----------  ----------
          Total deferred tax assets..................... 10,217,000   7,863,000
                                                         ----------  ----------
        Net deferred tax assets......................... $4,689,000  $3,607,000
                                                         ==========  ==========
        Net current deferred tax assets................. $5,239,000  $4,023,000
        Net non-current deferred tax liabilities........   (550,000)   (416,000)
                                                         ----------  ----------
                                                         $4,689,000  $3,607,000
                                                         ==========  ==========

  Income taxes consisted of the following:

                                              1999         1998         1997
                                           -----------  -----------  -----------
      Current
        Federal........................... $14,545,000  $14,951,000  $16,477,000
        Foreign...........................   1,440,000    1,268,000      745,000
        State.............................   3,095,000    3,096,000    3,462,000
                                           -----------  -----------  -----------
                                            19,080,000   19,315,000   20,684,000
      Deferred (credit)...................  (1,230,000)  (1,015,000)     541,000
                                           -----------  -----------  -----------
                                           $17,850,000  $18,300,000  $21,225,000
                                           ===========  ===========  ===========

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:

                                            1999         1998         1997
                                         -----------  -----------  -----------
Income tax at statutory rate............ $17,734,000  $18,748,000  $20,455,000
Effect of:
  State income taxes....................   1,799,000    1,918,000    2,301,000
  Foreign operations with lower
   statutory rates......................  (1,843,000)  (2,441,000)    (993,000)
  Other--net............................     160,000       75,000     (538,000)
                                         -----------  -----------  -----------
Income tax provision.................... $17,850,000  $18,300,000  $21,225,000
                                         ===========  ===========  ===========

  The Company paid income taxes of approximately $17,469,000 in 1999, $18,415,000 in 1998 and $21,035,000 in 1997. No provision has been made for income taxes of approximately $13,031,000 at April 30, 1999 which would be payable should undistributed net income of $32,947,000 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

7. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                               1999        1998        1997
                                            ----------- ----------- -----------
Numerator--net income...................... $32,818,906 $35,266,405 $37,218,883
Denominator:
  Denominator for basic earnings per
   share--
   Weighted-average shares.................  35,312,000  35,262,000  35,114,000
  Dilutive potential common shares--
   Employee stock awards...................      99,000     101,000     107,000
                                            ----------- ----------- -----------
Denominator for diluted earnings per
 Share--adjusted weighted-average shares
 and assumed conversions...................  35,411,000  35,363,000  35,221,000
                                            =========== =========== ===========
Basic and diluted earnings per share ...... $       .93 $      1.00 $      1.06
                                            =========== =========== ===========

  Options to purchase 378,131 shares of common stock at a weighted average option price of $15.29 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8. Environmental Matters

  The Company is involved in environmental investigation and/or remediation at certain of its present plant sites. The Company is not yet able to determine when such remediation activity will be complete.

  At April 30, 1999 and 1998, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of approximately $3,075,000 and $1,785,000, respectively. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

                  METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  In 1999, the Company spent $624,000 on remediation cleanups and related studies compared with $290,000 in 1998 and $1,350,000 in 1997. The Company also recorded $600,000 in the fourth quarter of 1999 to provide for additional environmental costs associated with the exit of its printed circuit businesses, as well as a $1,000,000 provision for general printed circuit environmental costs not associated with the decision to exit the businesses. In 1999, the costs associated with environmental matters as they relate to day-to-day activities were not material.

9. Pending Litigation

  Certain litigation arising in the normal course of business is pending against the Company. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements of the Company.

10. Material Customers

  Sales to two automotive customers approximated 41%, 38% and 43% of net sales in the years ended April 30, 1999, 1998 and 1997. At April 30, 1999 and 1998, accounts receivable from customers in the automotive industry were approximately $43,707,000 and $33,683,000.

  Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers consistently have been within management's expectation.

11. Segment Information

  As described in Note 1, the Company adopted SFAS No. 131 in fiscal year 1999. The Company has two reportable business segments: Electronic Products and Optical Products.

  The Company manufactures component devices world-wide for Original Equipment Manufacturers (OEMs) of information processing and networking equipment, voice and data communication systems, consumer electronics, automobiles, aerospace vehicles and industrial equipment. Products employ electrical, electronic and optical technologies as sensors, interconnections and controls. The Company is managed on a technology product basis, with those technology segments being Electronic and Optical.

  The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals.

  The business units whose results are identified in the Optical segment principally employ light to control and convey signals.

  The Company's businesses which manufacture multi-layer printed circuit boards and bus systems as well as its independent laboratories which provide services for qualification testing and certification of electronic and optical components are included in Other. In April 1999 the Company announced its decision to exit the manufacture of printed circuitry as described in Note 2.

  The accounting policies of the technology segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  The table below presents information about the Company's reportable segments:

                                                Fiscal Year 1999
                         ----------------------------------------------------------------
                          Electronic    Optical      Other     Eliminations  Consolidated
                         ------------ ----------- -----------  ------------  ------------
Net sales from
 unaffiliated
 customers.............. $314,406,000 $59,248,000 $30,077,000                $403,731,000
Transfers between
 technology segments....           --   1,865,000     777,000   (2,642,000)            --
                         ------------ ----------- -----------  -----------   ------------
  Total net sales....... $314,406,000 $61,113,000 $30,854,000  $(2,642,000)  $403,731,000
                         ============ =========== ===========  ===========   ============
Operating income
 (loss)................. $ 57,047,000 $11,858,000 $(4,829,000)               $ 64,076,000
                         ============ =========== ===========
Corporate expenses......                                                      (13,407,000)
                                                                             ------------
  Total operating
   income...............                                                     $ 50,669,000
                                                                             ============
Depreciation and
 amortization........... $ 11,966,000 $ 1,709,000 $ 1,787,000                $ 15,462,000
                         ============ =========== ===========
Corporate depreciation
 and amortization.......                                                        2,273,000
                                                                             ------------
  Total depreciation and
   amortization.........                                                     $ 17,735,000
                                                                             ============
Identifiable assets..... $178,254,000 $33,497,000 $23,075,000                $234,826,000
                         ============ =========== ===========
General corporate
 assets.................                                                       81,797,000
                                                                             ------------
  Total assets..........                                                     $316,623,000
                                                                             ============

                                                Fiscal Year 1998
                         ----------------------------------------------------------------
                          Electronic    Optical      Other     Eliminations  Consolidated
                         ------------ ----------- -----------  ------------  ------------
Net sales from
 unaffiliated
 customers.............. $316,265,000 $33,683,000 $29,352,000                $379,300,000
Transfers between
 technology segments....           --     316,000     925,000   (1,241,000)            --
                         ------------ ----------- -----------  -----------   ------------
  Total net sales....... $316,265,000 $33,999,000 $30,277,000  ($1,241,000)  $379,300,000
                         ============ =========== ===========  ===========   ============
Operating income........ $ 62,867,000 $ 2,774,000 $   689,000                $ 66,330,000
                         ============ =========== ===========
Corporate expenses......                                                      (12,764,000)
                                                                             ------------
  Total operating
   income...............                                                     $ 53,566,000
                                                                             ============
Depreciation and
 amortization........... $ 12,708,000 $ 1,332,000 $ 1,550,000                $ 15,590,000
                         ============ =========== ===========
Corporate depreciation
 and amortization.......                                                        2,037,000
                                                                             ------------
  Total depreciation and
   amortization.........                                                     $ 17,627,000
                                                                             ============
Identifiable assets..... $167,406,000 $18,856,000 $21,864,000                $208,126,000
                         ============ =========== ===========
General corporate
 assets.................                                                       79,404,000
                                                                             ------------
  Total assets..........                                                     $287,530,000
                                                                             ============

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                                Fiscal Year 1997
                         ---------------------------------------------------------------
                          Electronic    Optical      Other    Eliminations  Consolidated
                         ------------ ----------- ----------- ------------  ------------
Net sales from
 unaffiliated
 customers.............. $278,613,000 $29,849,000 $34,630,000               $343,092,000
Transfers between
 technology segments....           --          --   1,219,000  (1,219,000)            --
                         ------------ ----------- ----------- -----------   ------------
  Total net sales....... $278,613,000 $29,849,000 $35,849,000 ($1,219,000)  $343,092,000
                         ============ =========== =========== ===========   ============
Operating income........ $ 61,324,000 $ 2,612,000 $ 3,517,000               $ 67,453,000
                         ============ =========== ===========
Corporate expenses......                                                      (9,009,000)
                                                                            ------------
  Total operating
   income...............                                                    $ 58,444,000
                                                                            ============
Depreciation and
 amortization........... $ 11,104,000 $   926,000 $ 1,608,000               $ 13,638,000
                         ============ =========== ===========
Corporate depreciation
 and amortization.......                                                       1,030,000
                                                                            ------------
  Total depreciation and
   amortization.........                                                    $ 14,668,000
                                                                            ============
Identifiable assets..... $146,796,000 $14,797,000 $17,951,000               $179,544,000
                         ============ =========== ===========
General corporate
 assets.................                                                      73,947,000
                                                                            ------------
  Total assets..........                                                    $253,491,000
                                                                            ============

  Information about the Company's operations in different geographic regions is as follows:

                                              1999         1998         1997
                                          ------------ ------------ ------------
      Net Sales:
        United States.................... $310,620,000 $294,885,000 $279,715,000
        Asia Pacific.....................   21,955,000   22,979,000   25,509,000
        Europe...........................   71,156,000   61,436,000   37,868,000
                                          ------------ ------------ ------------
                                          $403,731,000 $379,300,000 $343,092,000
                                          ============ ============ ============
      Operating Income:
        United States.................... $ 37,710,000 $ 43,529,000 $ 51,372,000
        Asia Pacific.....................    2,880,000      917,000      337,000
        Europe...........................    9,278,000    8,091,000    3,926,000
        Income & expenses
         not allocated...................      801,000    1,029,000    2,809,000
                                          ------------ ------------ ------------
                                          $ 50,669,000 $ 53,566,000 $ 58,444,000
                                          ============ ============ ============
      Assets:
        United States.................... $239,269,000 $221,742,000 $189,280,000
        Asia Pacific.....................   23,219,000   23,217,000   29,646,000
        Europe...........................   54,135,000   42,571,000   34,565,000
                                          ------------ ------------ ------------
                                          $316,623,000 $287,530,000 $253,491,000
                                          ============ ============ ============

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

12. Summary Of Quarterly Results Of Operations (Unaudited)

  The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 1999.

                                             Fiscal Year 1999
                                               Quarter Ended
                             -------------------------------------------------
                               July 31    October 31  January 31    April 30
                             ----------- ------------ ----------- ------------
Net sales................... $87,961,397 $107,875,915 $96,387,118 $111,506,101
Gross profit................  22,519,987   27,494,049  23,588,596   29,378,721
Provision for exiting
 printed circuit businesses
 (see Note 2)...............          --           --          --    3,100,000
Net income..................   7,677,390    9,187,753   7,122,426    8,831,337
Net income per Common
 Share......................        0.22         0.26        0.20         0.25

                                             Fiscal Year 1998
                                               Quarter Ended
                             -------------------------------------------------
                               July 31    October 31  January 31    April 30
                             ----------- ------------ ----------- ------------
Net sales................... $91,898,318 $ 99,934,242 $90,740,296 $ 96,726,687
Gross profit................  25,123,667   26,445,429  22,048,133   25,501,184
Net income..................   9,156,255    9,472,315   7,090,398    9,547,436
Net income per Common
 Share......................        0.26         0.27        0.20         0.27

                               INDEX TO EXHIBITS

                                                                     Sequential
 Exhibit                                                                Page
 Number                         Description                            Number
 -------                        -----------                          ----------
   3.1   Certificate of Incorporation of Registrant, as amended
         and currently in effect (1)
   3.2   Bylaws of Registrant, as amended and currently in effect
         (1)
   4.1   Article Fourth of Certificate of Incorporation of
         Registrant, as amended and currently in effect (included
         in Exhibit 3.1)
  10.1   Methode Electronics, Inc. Employee Stock Ownership Plan
         dated February 24, 1977 (2)*
  10.2   Methode Electronics, Inc. Employee Stock Ownership Plan
         and Trust Amendment No.1 (2)*
  10.3   Methode Electronics, Inc. Employee Stock Ownership Trust
         (2)*
  10.4   Methode Electronics, Inc. Employee Stock Ownership
         Trust--Amendment No.1 (2)*
  10.5   Methode Electronics, Inc. Incentive Stock Award Plan (3)*
  10.6   Methode Electronics, Inc. Supplemental Executive Benefit
         Plan (4)*
  10.7   Methode Electronics, Inc. Managerial Bonus and Matching
         Bonus Plan (also referred to as the Longevity Contingent
         Bonus Program) (4)*
  10.8   Methode Electronics, Inc. Capital Accumulation Plan (4)*
  10.9   Incentive Stock Award Plan for Non-Employee Directors
         (5)*
  10.10  Methode Electronics, Inc. 401(k) Savings Plan (5)*
  10.11  Methode Electronics, Inc. 401(k) Saving Trust (5)*
  10.12  Methode Electronics, Inc. Electronic Controls Division
         Cash and Class A Common Stock Bonus Plan (6)
  10.13  Methode Electronics, Inc. 1997 Stock Plan (7)
  21     Subsidiaries of the Registrant                                  29
  23.1   Consent of Ernst & Young LLP                                    30
  27     Financial Data Schedule                                         31

-------
(1) Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.
(2) Previously filed with Registrant's Form S-8 Registration Statement No. 2-60613 and incorporated herein by reference.
(3) Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(4) Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994, and incorporated herein by reference.
(5) Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6) Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and incorporated herein by reference.
(7) Previously filed with Registrant's Statement No. 333-49671 and incorporated herein by reference.
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.