Form 10-Q
period 1999-07-31
METHODE ELECTRONICS INC
filed 1999-09-08
CIK 65270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                     --------------------------------------

                                   FORM 10-Q
(Mark One)   (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities and Exchange Act of 1934
                   for the quarterly period ended July 31, 1999
                                       or
         (  )    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.
                         ______________________________

                         Commission file number 0-2816

                           METHODE ELECTRONICS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

Delaware                                           36-2090085
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



7444 West Wilson Avenue, Harwood Heights, Illinois         60656
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code)    (708) 867-9600
                                                        -----------------------


                                      None
-------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

     At August 27, 1999, Registrant had 34,308,490 shares of Class A Common Stock and 1,182,264 shares of Class B Common Stock outstanding.

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

PART I.      FINANCIAL INFORMATION
----------------------------------

Item 1.      Financial Statements (unaudited)


   Condensed consolidated balance sheets July 31, 1999 and April 30, 1999

   Condensed consolidated statements of income -- Three months ended July 31, 1999 and 1998

   Condensed consolidated statements of cash flows -- Three months ended July 31, 1999 and 1998

   Notes to condensed consolidated financial statements -- July 31, 1999



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.     OTHER INFORMATION
------------------------------

Item 6.      Exhibits and reports on Form 8-K



SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES



                                                                                 July 31,            April 30,
                                                                                   1999                 1999
                                                                                   -----               ------
ASSETS                                                                          (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                                                     $ 39,827,675         $ 22,764,887
 Accounts receivable - net                                                       75,007,064           88,194,471
 Inventories:
   Finished products                                                             12,748,439            9,877,422
   Work in process                                                               21,920,429           25,180,203
   Materials                                                                     17,211,655           14,157,216
                                                                       -----------------------------------------
                                                                                 51,880,523           49,214,841
 Current deferred income taxes                                                    5,239,000            5,239,000
 Prepaid expenses                                                                 4,444,431            5,596,373
                                                                       -----------------------------------------
                                                   TOTAL CURRENT ASSETS         176,398,693          171,009,572

PROPERTY, PLANT AND EQUIPMENT                                                   223,690,609          217,183,692
 Less allowance for depreciation                                                131,012,166          126,284,573
                                                                       -----------------------------------------
                                                                                 92,678,443           90,899,119

GOODWILL -- net                                                                  39,450,891           39,770,435
INTANGIBLE BENEFIT PLAN ASSET                                                     1,431,664            1,598,597
OTHER ASSETS                                                                     14,282,918           13,344,897
                                                                       -----------------------------------------

                                                                               $324,242,609         $316,622,620
                                                                       =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts and notes payable                                                    $ 29,790,552         $ 30,826,887
 Other current liabilities                                                       26,772,828           26,244,165
                                                                       -----------------------------------------
                                              TOTAL CURRENT LIABILITIES          56,563,380           57,071,052

OTHER LIABILITIES                                                                 2,771,978            2,918,650
DEFERRED COMPENSATION                                                             7,463,516            7,320,313
ACCUMULATED BENEFIT PLAN OBLIGATION                                                 856,268              837,939
SHAREHOLDERS' EQUITY
 Common Stock                                                                    17,981,077           17,909,545
 Paid in capital                                                                 25,088,620           23,066,837
 Retained earnings                                                              221,796,131          215,116,544
 Other shareholders' equity                                                      (8,278,361)          (7,618,260)
                                                                       -----------------------------------------
                                                                                256,587,467          248,474,666
                                                                       -----------------------------------------

                                                                               $324,242,609         $316,622,620
                                                                       =========================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                                                 Three Months Ended July 31,
                                                                                 ---------------------------
                                                                                   1999                 1998
                                                                                   -----                ----
INCOME:
 Net sales                                                                     $ 98,607,614         $ 87,961,397
 Other                                                                            2,013,133            1,133,451
                                                                           -------------------------------------

      Total                                                                     100,620,747           89,094,848

COSTS AND EXPENSES:
 Cost of products sold                                                           74,111,900           65,441,410
 Selling and administrative expenses                                             13,404,949           11,876,048
                                                                           -------------------------------------

      Total                                                                      87,516,849           77,317,458
                                                                           -------------------------------------


Income before income taxes                                                       13,103,898           11,777,390

Provision for income taxes                                                        4,650,000            4,100,000
                                                                           -------------------------------------


                                                                NET INCOME     $  8,453,898         $  7,677,390
                                                                           =====================================


Basic and diluted earnings
 per Common Share                                                                     $0.24                $0.22


Cash dividends per Common Share                                                       $0.05                $0.05

Weighted average number of Common Shares outstanding:
  Basic                                                                          35,262,000           35,350,000
  Diluted                                                                        35,443,000           35,404,000



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                                                         Three Months Ended July 31,
                                                                                         --------------------------
                                                                                           1999                  1998
                                                                                           -----                 -----
OPERATING ACTIVITIES
  Net income                                                                            $ 8,453,898           $ 7,677,390
  Provision for depreciation
    and amortization                                                                      4,601,076             4,664,562
  Changes in operating assets
    and liabilities                                                                      11,605,503            (2,249,970)
  Other                                                                                     964,263               793,054
                                                                                  ---------------------------------------

                                         NET CASH PROVIDED BY OPERATING ACTIVITIES       25,624,740            10,885,036

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                             (5,763,700)           (4,072,490)
  Acquisitions                                                                                                 (1,444,442)
  Other                                                                                     326,509               380,718
                                                                                  ---------------------------------------

                                             NET CASH USED IN INVESTING ACTIVITIES       (5,437,191)           (5,136,214)

FINANCING ACTIVITIES
  Dividends                                                                              (1,774,311)           (1,777,561)
  Other                                                                                  (1,350,450)             (563,927)
                                                                                  ---------------------------------------

                                             NET CASH USED IN FINANCING ACTIVITIES       (3,124,761)           (2,341,488)
                                                                                  ---------------------------------------

                                             INCREASE IN CASH AND CASH EQUIVALENTS       17,062,788             3,407,334

Cash and cash equivalents at
  beginning of period                                                                    22,764,887            24,178,868
                                                                                  ---------------------------------------

                                        CASH AND CASH EQUIVALENTS AT END OF PERIOD      $39,827,675           $27,586,202
                                                                                  =======================================





See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $8,787,000 and $6,605,000 for the first quarters of 2000 and 1999.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                 Three Months Ended July 31,
                                                 ---------------------------
                                                    1999              1998
                                                    ----              ----
Numerator - net income                           $ 8,453,898      $ 7,677,390
                                                 ===========      ===========
Denominator:
  Denominator for basic earnings per
  share - Weighted-average shares outstanding     35,262,000       35,350,000

Dilutive potential Common Shares - Employee
  stock options and stock awards                     181,000           54,000
                                                 -----------      -----------

Denominator for diluted earnings per share -
  Adjusted weighted-average shares and assumed
  conversions                                     35,443,000       35,404,000
                                                 ===========      ===========
Basic and diluted earnings per share             $      0.24      $      0.22
                                                 ===========      ============

     Options to purchase 217,350 shares of Common Stock at a weighted-average option price of $23.78 per share were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive.


3.   SEGMENT INFORMATION

     The Company is managed on a technology product basis with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Company's businesses that manufacture multi-layer printed circuit board and bus systems as well as its independent test laboratories are included in the Other segment. The Company is in the process of exiting the printed circuit board businesses and expects to be finished by the end of the second quarter.

   The table below presents information about the Company's reportable segments:

                                                                    Three Months Ended July 31, 1999
                                                 --------------------------------------------------------------------
                                                   Electronic     Optical       Other     Eliminations   Consolidated
                                                   -----------  -----------  -----------  -------------  -------------
Net sales to unaffiliated customers                $73,810,000  $17,345,000  $7,453,000                   $98,608,000
Transfers between technology segments                    8,000      473,000     219,000      ($700,000)             -
                                                 --------------------------------------------------------------------
                                 Total net sales   $73,818,000  $17,818,000  $7,672,000      ($700,000)   $98,608,000
                                                 ====================================================================

Income (loss) before income taxes                  $12,498,000  $ 4,153,000  $ (245,000)                  $16,406,000
                                                   ===========  ===========  ==========
Corporate expenses                                                                                         (3,302,000)
                                                                                                      ---------------
                          Total income before income taxes                                                $13,104,000
                                                                                                      ===============

                                                                    Three Months Ended July 31, 1998
                                                 --------------------------------------------------------------------
                                                   Electronic     Optical       Other     Eliminations   Consolidated
                                                   -----------  -----------  -----------  -------------  -------------
Net sales to unaffiliated customers                $68,626,000  $11,687,000  $7,648,000                   $87,961,000
Transfers between technology segments                        -      321,000     163,000      ($484,000)             -
                                                 --------------------------------------------------------------------
                                 Total net sales   $68,626,000  $12,008,000  $7,811,000      ($484,000)   $87,961,000
                                                 ====================================================================
Income (loss) before income taxes                  $12,012,000  $ 2,004,000  $ (158,000)                  $13,858,000
                                                   ===========  ===========  ==========
Corporate expenses                                                                                         (2,081,000)
                                                                                                      ---------------
                          Total income before income taxes                                                $11,777,000
                                                                                                      ===============


4.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

     Consolidated net sales for the first quarter of fiscal 2000 increased 12% to $98,608,000 from $87,961,000 a year ago. Sales of the Company's domestic operations increased 14% and sales of the foreign operations increased 7%. The increase in foreign sales was the result of the acquisition of two fiber optic connector companies in fiscal 1999.

     Sales of the Electronic segment represented 75% of the consolidated sales in the first quarter of fiscal 2000 and 78% in fiscal 1999. Electronic segment sales increased 8% over the prior year first quarter. Sales to the automotive industry in the first quarter increased 21% and represented 69% of Electronic segment sales compared with 62% in the first quarter of 1999. This sales gain was reduced by double digit sales declines at the Company's Far East connector operation, double digit declines in sales of dataMate terminators and the consolidation and reorganization of two domestic harness facilities during the current quarter.

     Sales of the Optical segment represented 18% of consolidated sales in the first quarter of fiscal 2000 and 13% in fiscal 1999. Optical segment sales in the first quarter increased 48% over the prior year first quarter led by sales of Optical transceivers which increased by more than 60% compared to last year's first quarter. Optical segment sales also benefited from the acquisitions described above.

     Sales of Other products (chiefly current carrying devices and printed circuit boards) increased 2% in the current quarter compared with the first quarter last year. This segment includes $2,655,000 in fiscal 2000 and $3,680,000 in 1999 of sales of the Company's printed circuit and related businesses from which it expects to exit by the end of the second quarter.

     Other income consisted primarily of earnings from the Company's automotive joint venture, interest income from short-term investments, royalties and license fees. The increase in fiscal 2000 was largely due to $675,000 of income related to the licensing program of the Company's optoelectronic patent portfolio.

     Cost of goods sold as a percentage of sales for the first quarter increased to 75.2% compared with the year-ago period of 74.4%. Gross margins were adversely affected by the winding-down of the printed circuit businesses and the consolidation and reorganization of two cable assembly operations during the current quarter. Selling and administration expenses as a percentage of sales were relatively constant at 13.6% in fiscal 2000 and 13.5% in fiscal 1999.

     The effective tax rate was 35.5% in the first quarter of fiscal 2000 compared with 34.8% in the first quarter and 35.2% in the full year of fiscal 1999. Lower tax rates on results from foreign operations reduce the Company's effective tax rate below the combined statutory federal and state income tax rate.

     Income from ongoing operations was up 15% to $9,100,000 or $0.26 per diluted share as compared to $7,920,000 and $0.22 per share. Net income was $8,454,000, or $0.24 per share as compared to $7,677,000 and $0.22 per share in the year ago quarter. As previously announced, the Company is exiting the printed circuit board business. Included in results is an operating loss of $650,000 from the two printed circuit board businesses. The Company expects to incur approximately the same operating loss in the second quarter as the wind-down of these two businesses is completed.

Financial Conditions, Liquidity and Capital Resources
-----------------------------------------------------

     Net cash provided by operating activities was $25,625,000 in the first quarter of fiscal 2000, up substantially from the $10,885,000 provided during the year-ago period. The increase in cash provided was chiefly due to collection of accounts receivable that included substantial amounts related to automotive tooling programs.

     Depreciation and amortization expense was $4,601,000 in the first quarter of fiscal 2000 compared with $4,665,000 in fiscal 1999, with capital additions of $5,764,000 and $4,072,000, respectively. It is presently expected that fixed asset additions for fiscal 2000 will approach $30,000,000 and will be financed with internally generated funds.

Year 2000 Conversion
--------------------

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

     Inventory Phase -- Identify hardware or software that use or process date information.

     Assessment Phase -- Identify Year 2000 date processing deficiencies and related implications.

     Planning Phase -- Determine for each deficiency an appropriate solution and budget as well as scheduling personnel and other resources.

     Implementation Phase -- Implement designated solutions and test systems.

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

     For IT Systems, the Company is 90% complete on the implementation phase and expects to complete upgrade and replacement of the remaining systems by October 1999. For its' critical Non-IT Systems, the Company is substantially Year 2000 ready.

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

Costs:

     As of July 31, 1999, the Company's total incremental costs (historical plus estimated future costs) of system upgrades and addressing Year 2000 issues are estimated to be $2,635,000 of which $1,735,000 has been incurred ($370,000 expensed and $1,365,000 capitalized for new systems and equipment). These costs are being funded through operating cash flow. Of the total remaining project costs ($900,000), approximately $655,000 is attributable to the purchase of new software and equipment that will be capitalized. The remaining $245,000 will be expensed as incurred. The Company estimates that a substantial portion of these costs is attributable to system upgrades that would have been incurred regardless of the Year 2000 issue. Implementation of the Company's Year 2000 Plan is an ongoing process. Consequently, the above-described estimates of costs and completion dates for the various components of the plan are subject to change.

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

Contingency Plans:

     Contingency plans for suppliers and mission critical systems impacted by Year 2000 Issues are currently under development. Contingency plans are completed for 90% of the Company's critical suppliers with expected completion by October 1999. Contingency plans may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. Once developed, Year 2000 contingency plans and related cost estimates will be continually refined as additional information becomes available.

Euro Conversion
---------------

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

Cautionary Statements
---------------------

     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. The Company's business is highly dependent upon specific makes and models of automobiles. Therefore, the Company's financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of the Company's business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual growth in the Company's various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company's Form 10-K and other reports filed with the Securities and Exchange Commission. Any of these factors could cause the Company's actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities law.

PART II.  OTHER INFORMATION
-------- -----------------

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits
                               INDEX TO EXHIBITS

                                                                                                               Sequential
Exhibit                                                                                                        Page
Number                                                Description                                              Number
-------                                               -----------                                              -------

3.1         Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2         By-Laws of Registrant, as amended and currently in effect(1)
4.1         Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1        Methode Electronics, Inc. Employee Stock Ownership Plan dated
            February 24,1977(2)*
10.2        Methode Electronics, Inc. Employee Stock Ownership Plan and Trust
            Amendment No. 1(2)*
10.3        Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4        Methode Electronics, Inc. Employee Stock Ownership Trust-
            Amendment No. 1(2)*
10.5        Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6        Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7        Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8        Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9        Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10       Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11       Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12       Methode Electronics, Inc. Electronic Controls Division Cash and Class A
            Common Stock Bonus Plan(6)*
10.13       Methode Electronics, Inc. 1997 Stock Plan (7)*
27          Financial Data Schedules                                                                           14
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

            b)  Reports on Form 8-K
            -----------------------
            The Company did not file a report on Form 8-K during the three months ended July 31, 1999.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Methode Electronics, Inc.
                                           ----------------------------------




                                       By: -----------------------------------
                                               Kevin J. Hayes
                                               Chief Financial Officer



Dated:  September 7, 1999
        -----------------