Form 10-Q
period 1999-10-31
METHODE ELECTRONICS INC
filed 1999-12-13
CIK 65270

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 1999

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2090085 (I.R.S. Employer Identification No.)
7444 West Wilson Avenue, Harwood Heights, Illinois (Address of principal executive offices)	60656 (zip code)

(708) 867-9600
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

    At December 6, 1999, Registrant had 34,821,521 shares of Class A Common Stock and 1,167,660 shares of Class B Common Stock outstanding.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

INDEX
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets—October 31, 1999 and April 30, 1999
Condensed consolidated statements of income—Six months ended October 31, 1999 and 1998
Condensed consolidated statements of cash flows—Six months ended October 31, 1999 and 1998
Notes to condensed consolidated financial statements—October 31, 1999
Item 2.	Management's discussion and analysis of financial condition and results of operations
PART II.	OTHER INFORMATION
Item 4.	Submission of matters to a vote of security holders
Item 6.	Exhibits and reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	October 31, 1999	April 30, 1998
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,027,340	$22,764,887
Accounts receivable—net	74,826,461	88,194,471
Inventories:
Finished products	7,401,075	9,877,422
Work in process	30,478,219	25,180,203
Materials	19,519,091	14,157,216

	57,398,385	49,214,841
Current deferred income taxes	6,439,000	5,239,000
Prepaid expenses	4,290,984	5,596,373

TOTAL CURRENT ASSETS	177,982,170	171,009,572
PROPERTY, PLANT AND EQUIPMENT	229,983,810	217,183,692
Less allowance for depreciation	132,643,853	126,284,573

	97,339,957	90,899,119
GOODWILL—net	39,175,936	39,770,435
INTANGIBLE BENEFIT PLAN ASSET	1,264,731	1,598,597
OTHER ASSETS	13,267,729	13,344,897

	$329,030,523	$316,622,620

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$33,114,892	$30,826,887
Other current liabilities	23,984,708	26,244,165

TOTAL CURRENT LIABILITIES	57,099,600	57,071,052
OTHER LIABILITIES	2,596,865	2,918,650
DEFERRED COMPENSATION	7,716,597	7,320,313
ACCUMULATED BENEFIT PLAN OBLIGATION	889,048	837,939
SHAREHOLDERS' EQUITY
Common Stock	17,983,655	17,909,545
Paid in capital	25,163,957	23,066,837
Retained earnings	225,424,694	215,116,544
Other shareholders' equity	(7,843,893)	(7,618,260)

	260,728,413	248,474,666

	$329,030,523	$316,622,620

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	1998	1999	1998

INCOME:
Net sales	$104,359,937	$107,875,915	$202,967,551	$195,837,312
Other	1,557,527	1,175,136	3,570,660	2,308,587

Total	105,917,464	109,051,051	206,538,211	198,145,899
COSTS AND EXPENSES:
Cost of products sold	80,259,409	80,755,691	154,371,309	146,403,049
Selling and administrative expenses	17,394,745	14,327,607	30,799,694	25,997,707

Total	97,654,154	95,083,298	185,171,003	172,400,756

Income before income taxes	8,263,310	13,967,753	21,367,208	25,745,143
Provision for income taxes	2,860,000	4,780,000	7,510,000	8,880,000

NET INCOME	$5,403,310	$9,187,753	$13,857,208	$16,865,143

Basic and diluted earnings per Common Share	$0.15	$0.26	$0.39	$0.48

Cash dividends per Common Share	$0.05	$0.05	$0.10	$0.10

Weighted average number of Common Shares outstanding:
Basic	35,283,000	35,338,000	35,271,000	35,345,000
Diluted	35,471,000	35,419,000	35,456,000	35,412,000

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	Six Months Ended October 31,
	1999	1998

OPERATING ACTIVITIES
Net income	$13,857,208	$16,865,143
Provision for depreciation and amortization	9,476,049	9,177,861
Changes in operating assets and liabilities	5,247,686	(16,557,789)
Other	3,622,374	2,117,299

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,203,317	11,602,514
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,406,236)	(9,171,606)
Acquisitions		(1,528,995)
Other	(744,015)	(775,049)

NET CASH USED IN INVESTING ACTIVITIES	(16,150,251)	(11,475,650)
FINANCING ACTIVITIES
Dividends	(3,549,058)	(3,555,348)
Other	(241,555)	1,764,484

NET CASH USED IN FINANCING ACTIVITIES	(3,790,613)	(1,790,864)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,262,453	(1,664,000)
Cash and cash equivalents at beginning of period	22,764,887	24,178,868

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,027,340	$22,514,868

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

October 31, 1999

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $5,422,000 and $10,422,000 for the second quarters of fiscal 2000 and 1999, and $14,212,000 and $17,016,000 for the six months ended October 31, 1999 and 1998.

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	1998	1999	1998

Numerator—net income	$5,403,310	$9,187,753	$13,857,208	$16,865,143

Denominator:
Denominator for basic earnings per share—Weighted-average shares outstanding	35,283,000	35,338,000	35,271,000	35,345,000
Dilutive potential Common Shares—Employee stock options and stock awards	188,000	81,000	185,000	67,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	35,471,000	35,419,000	35,456,000	35,412,000

Basic and diluted earnings per share	$0.15	$0.26	$0.39	$0.48

    Options to purchase 216,100 shares of Common Stock at a weighted-average option price of $23.78 per share were not included in the computation of diluted earnings per share for the three and six-month periods ended October 31, 1999 because the option exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive.

3.  SEGMENT INFORMATION

    The Company is managed on a technology product basis with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to connect, control and convey signals. The business units whose results are identified in the Optical segment principally employ light to convert and convey electronic signals. The Company's businesses that manufacture multi-layer printed circuit board and bus systems as well as its independent test laboratories are included in the Other segment. The Company exited the printed circuit board businesses at the end of the second quarter of fiscal 2000.

    The table below presents information about the Company's reportable segments:

	Three Months Ended October 31, 1999
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales to unaffiliated customers	$77,428,000	$19,472,000	$7,460,000		$104,360,000
Transfers between technology segments	12,000	545,000	329,000	$(886,000)	—

Total net sales	$77,440,000	$20,017,000	$7,789,000	$(886,000)	$104,360,000

Income (loss) before income taxes	$10,282,000	$2,452,000	$155,000		$12,889,000
Corporate expenses					(4,626,000)

Total income before income taxes					$8,263,000

	Three Months Ended October 31, 1998
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales to unaffiliated customers	$85,450,000	$14,556,000	$7,878,000		$107,876,000
Transfers between technology segments	2,000	472,000	156,000	$(630,000)	—

Total net sales	$85,452,000	$15,028,000	$8,026,000	$(630,000)	$107,876,000

Income (loss) before income taxes	$15,091,000	$2,816,000	$(60,000)		$17,847,000
Corporate expenses					(3,879,000)

Total income before income taxes					$13,968,000

	Six Months Ended October 31, 1999
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales to unaffiliated customers	$151,238,000	$36,817,000	$14,913,000		$202,968,000
Transfers between technology segments	20,000	1,018,000	548,000	$(1,586,000)	—

Total net sales	$151,258,000	$37,835,000	$15,461,000	$(1,586,000)	$202,968,000

Income (loss) before income taxes	$22,780,000	$6,605,000	$(90,000)		$29,295,000
Corporate expenses					(7,928,000)

Total income before income taxes					$21,367,000

	Six Months Ended October 31, 1998
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales to unaffiliated customers	$154,076,000	$26,243,000	$15,518,000		$195,837,000
Transfers between technology segments	2,000	793,000	319,000	$(1,114,000)	—

Total net sales	$154,078,000	$27,036,000	$15,837,000	$(1,114,000)	$195,837,000

Income (loss) before income taxes	$27,103,000	$4,820,000	$(218,000)		$31,705,000
Corporate expenses					(5,960,000)

Total income before income taxes					$25,745,000

4.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Management's Discussion and Analysis

Results of Operations

    Consolidated net sales for the second quarter of fiscal 2000 decreased 3% to $104,360,000 from $107,876,000 a year ago. Consolidated net sales for the six-month period ended October 31, 1999 increased 4% over the same period a year ago to $202,967,000 from $195,837,000.

    Sales of the Electronic segment represented 74% of the consolidated sales in the second quarter and 75% in the first six months of fiscal 2000 compared with 79% in both periods of fiscal 1999. Electronic segment sales decreased 9% during the quarter from the prior year second quarter and 2% for the six-month period compared to last year. Sales to the automotive industry decreased 3% in the second quarter but were up 7% for the six-month period compared to the comparable periods last year. Sales to the automotive industry represented 68% of Electronic segment sales in the quarter and 69% in the six-month period compared with 64% and 63% in the comparable periods last year. Sales of the dataMate and various other electrical and electronic connector and cable assembly product lines were off 20% for the quarter and 17% for the six-month period compared to the prior year.

    Sales of the Optical segment represented 19% of the consolidated sales in the second quarter and 18% in the first six months of fiscal 2000 compared with 13% in both periods of fiscal 1999. Optical segment sales increased 34% and 40% in the second quarter and six-month period compared with the prior year comparable periods. Sales of optical transceivers increased about 45% for the quarter and 50% for the six-month period compared to last year. Sales of optical transceivers represented 58% and 55% of Optical segment sales in the quarter and six-month period ended October 31, 1999 compared to 55% and 54% in the prior year.

    Sales of Other products (chiefly current carrying devices and printed circuit boards) decreased 5% in the current quarter and 4% for the six-month period compared with last year. This segment included sales of $2,295,000 and $4,950,000 in the second quarter and six-month period in fiscal 2000 and $3,796,000 and $7,476,000 in 1999 of the Company's printed circuit and related businesses from which it exited at the end of September 1999.

    Other income consisted primarily of earnings from the Company's automotive joint venture, interest income from short-term investments, royalties and license fees. The increase in fiscal 2000 was largely due to $975,000 of income related to the licensing program of the Company's optoelectronic patent portfolio.

    Cost of products sold as a percentage of sales for the second quarter increased to 76.9% compared with the year-ago period of 74.9%. For the six-month period ended October 31, 1999 this percentage increased to 76.1% from 74.8% for the same period last year. Gross margins were adversely affected by the winding-down of the printed circuit businesses and the consolidation and reorganization of two electrical cable assembly operations during the current year periods.

    Selling and administrative expenses as a percentage of sales were 16.7% and 15.2% in the current quarter and six-month period of fiscal 2000, up from 13.3% for both periods last year. During the second quarter of 2000 the Company recorded a $3,000,000 provision for bad debts relating to the bankruptcy of an automotive sub-contractor, a relationship directed by a large OEM customer. Excluding this special charge, selling and administrative expenses for the current quarter and six-month period were comparable to last year.

    The effective tax rate was 34.6% in the second quarter and 35.2% for the six-month period of fiscal 2000 compared with 34.2% in the second quarter and 34.5% for the six-month period of fiscal 1999. Lower tax rates on results from foreign operations reduce the Company's effective tax rate below the combined statutory federal and state income tax rate.

Financial Conditions, Liquidity and Capital Resources

    Net cash provided by operating activities was $32,203,000 in the first six months of fiscal 2000, up substantially from the $11,603,000 provided during the year-ago period. The increase in cash provided was chiefly due to collection of accounts receivable that included substantial amounts related to automotive tooling programs.

    Depreciation and amortization expense was $9,476,000 in fiscal 2000 compared with $9,178,000 in fiscal 1999, with capital additions of $15,406,000 and $9,172,000, respectively. Fiscal 2000 capital additions include the purchase of a 15,000 square foot clean room oriented facility to house the Company's Methode Communication Modules subsidiary. It is presently expected that fixed asset additions for fiscal 2000 will approach $30,000,000 and will be financed with internally generated funds.

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

Status of Readiness:

    The Company's Year 2000 Strategy to make systems "Y2K ready" included a common company-wide focus on all internal systems potentially impacted by the Y2K issue, including Information Technology ("IT") Systems and Non-IT equipment and systems (Operating Equipment) that contain embedded computer technology. Each of the foregoing IT and Non-IT programs have been conducted in phases; described as follows:

  Inventory Phase—Identify hardware or software that use or process date information.

  Assessment Phase—Identify Year 2000 Date processing deficiencies and related implications.

  Planning Phase—Determine for each deficiency an appropriate solution and budget as well as schedule personnel and other resources.

  Implementation Phase—Implement designated solutions and test systems.

    The Company upgraded hardware and software for certain major computer systems which will concurrently address the Year 2000 issues for those systems. The Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicates that most of the Company's significant information technology systems could be affected, particularly the general ledger and billing systems. The assessment also indicates, that in some instances, software and hardware (embedded chips) used in operating equipment also are at risk. However, based on a review of its product lines, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 ready.

    For both IT and Non-IT Systems, the Company has completed the upgrading and replacement of non-ready systems. For its' critical Non-IT Systems, the Company is substantially Year 2000 ready.

    The Company has worked with third party suppliers to determine the Year 2000 readiness of the Company's systems that interface directly with third parties. The company completed its remediation efforts on these systems with testing completed in March 1999.

    The Company has queried its significant Non-IT suppliers that do not share information systems with the company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion would indirectly impact the Company, and the impact may be material. The Company also inquired as to the Year 2000 readiness of selected customers and service vendors. The Company has contingency plans in place to compensate for those critical external agents that fail to complete their Year 2000 Resolution by the end of 1999.

Costs:

    As of October 31, 1999, the Company's total incremental costs (historical plus estimated future costs) of system upgrades and addressing Year 2000 issues are estimated to be $2,325,000 of which $2,041,000 has been incurred ($405,000 expensed and $1,637,000 capitalized for new systems and equipment). These costs are being funded through operating cash flow. Of the total remaining project costs ($284,000), approximately $115,000 is attributable to the purchase of new software and equipment which will be capitalized. The remaining $169,000 will be expensed as incurred. The Company estimates that a substantial portion of these costs are attributable to system upgrades that would have been incurred regardless of the Year 2000 issue. Implementation of the Company's Year 2000 Plan is an ongoing process. Consequently, the above-described estimates of costs and completion dates for the various components of the plan are subject to change.

Risks:

    The Company's Year 2000 readiness program is directed primarily toward ensuring that the Company will be able to continue to perform five critical functions: (A) order and receive raw material and supplies, (B) make and sell its products, (C) invoice customers and collect payments, (D) pay its employees and suppliers and (E) maintain accurate accounting records. While the Company currently believes that it has modified or replaced its affected systems in time to minimize any significant detrimental effects on its operations. The failure of key third parties to modify or replace their affected systems, could have material adverse impacts on the Company's business operations or financial condition. In particular, because of the interdependent nature of business systems, the Company could be materially adversely affected if private businesses, utilities and governmental entities with which it does business or that provide essential products or services are not Year 2000 ready. Reasonably likely consequences of failure by the Company or third parties to resolve the Year 2000 Problem include, among other things, temporary slowdowns of manufacturing operations at one or more Company facilities, billing and collection errors, delays in the distribution of products and delays in the receipt of supplies.

    The Company's expectations about future costs necessary to achieve Year 2000 readiness, the impact on its operations and its ability to bring each of its systems into Year 2000 readiness are subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following: (i) The Company may not be successful in properly identifying all systems and programs that contain two-digit year codes; (ii) The Company's key suppliers and other third parties may not be able to supply the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers.

Contingency Plans:

    Contingency plans for suppliers and mission critical systems impacted by Year 2000 Issues are in place. Contingency plans may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. Year 2000 contingency plans and related cost estimates will be continually refined, as additional information becomes available.

Euro Conversion

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

Cautionary Statement

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

PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The Annual Stockholders Meeting of the company was held on September 14, 1999.

    (c) At the Annual Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders; each Class B nominee for director was elected by a vote of the Class B Stockholders; and the proposed amendment to the company Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock.

  1.
  Election of the below named Class A Nominees of the Board of Directors of the Company by the holders of Class A Common Stock:
	For	Withheld

William C. Croft	27,367,417	779,393
Raymond J. Roberts	27,369,774	779,036
George C. Wright	27,369,493	777,317

  2.
  Election of the below named Class B Nominee of the Board of Directors of the Company by the holders of Class B Common Stock:
	For	Withheld

Michael G. Andre	1,120,830	3,815
James W. Ashley	1,120,730	3,915
John R. Cannon	1,120,830	3,815
Kevin J. Hayes	1,120,804	3,841
James W. McGinley	1,120,830	3,815
William J. McGinley	1,120,830	3,815

  3.
  Amendment of the Company's Certificate of Incorporation to increase the authorized shares of Class A Common Stock from 50,000,000 to 100,000,000 (the "Amendment").

  (a)
  Class A Stockholders voted as follows:

For	Against	Abstain

23,158,500	4,656,530	331,780
    (b)
    Class A and B Stockholders voted together as follows:

For	Against	Abstain

3,427,843	473,878	37,605

    The following votes were required (and received) for the approval of the Amendment: (i) the affirmative vote of a majority of the outstanding shares of Class A Common Stock voting as a separate class; and (ii) the affirmative vote of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock voting together as a single class with each share of Class A Common Stock having one-tenth of a vote per share and each share of Class B Common Stock having one vote per share.

    No Other items were voted on at the Annual stockholders Meeting or otherwise during the quarter.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number

3.1	Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2	By-Laws of Registrant, as amended and currently in effect(1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977(2)*
10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No. 1(2)*
10.3	Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4	Methode Electronics, Inc. Employee Stock Ownership Trust— Amendment No. 1(2)*
10.5	Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6	Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7	Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)(4)*
10.8	Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9	Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10	Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11	Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan(6)*
10.13	Methode Electronics, Inc. 1997 Stock Plan (7)
27	Financial Data Schedules	16

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

    (b) Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended October 31, 1999

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.
By:	/s/ KEVIN J. HAYES Kevin J. Hayes Chief Financial Officer

Dated:  December 13, 1999

QuickLinks

  (Mark One)

INDEX METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS METHODE ELECTRONICS, INC. AND SUBSIDIARIES

  Results of Operations
  Financial Conditions, Liquidity and Capital Resources
  Year 2000 Conversion
  Euro Conversion
  Cautionary Statement

PART II. OTHER INFORMATION
INDEX TO EXHIBITS

SIGNATURES