Form 10-Q
period 2000-01-31
METHODE ELECTRONICS INC
filed 2000-03-15
CIK 65270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) (X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended January 31, 2000
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7444 West Wilson Avenue, Harwood Heights, Illinois (Address of principal executive offices)	60656 (Zip Code)

(Registrant's telephone number, including area code)    (708) 867-9600

None
(Former name, former address, former fiscal year, if changed since last report)

    At March 10, 2000, Registrant had 34,422,483 shares of Class A Common Stock and 1,147,860 shares of Class B Common Stock outstanding.

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
Condensed consolidated balance sheets January 31, 2000 and April 30, 1999
Condensed consolidated statements of income—three months and nine months ended January 31, 2000 and 1999
Condensed consolidated statements of cash flows—nine months ended January 31, 2000 and 1999
Notes to condensed consolidated financial statements—January 31, 2000
Item 2.	Management's discussion and analysis of financial condition and results of operations
PART II. OTHER INFORMATION
Item 6.	Exhibits and reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	January 31, 2000	April 30, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,976,816	$22,764,887
Accounts receivable—net	71,516,398	88,194,471
Inventories:
Finished products	8,623,973	9,877,422
Work in process	28,490,226	25,180,203
Materials	21,167,164	14,157,216

	58,281,363	49,214,841
Current deferred income taxes	6,439,000	5,239,000
Prepaid expenses	2,985,321	5,596,373

TOTAL CURRENT ASSETS	164,198,898	171,009,572
PROPERTY, PLANT AND EQUIPMENT	225,747,812	217,183,692
Less allowance for depreciation	129,283,386	126,284,573

	96,464,426	90,899,119
GOODWILL—net	48,706,527	39,770,435
INTANGIBLE BENEFIT PLAN ASSET	1,097,798	1,598,597
OTHER ASSETS	13,859,640	13,344,897

	$324,327,289	$316,622,620

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$25,696,837	$30,826,887
Other current liabilities	22,316,954	26,244,165

TOTAL CURRENT LIABILITIES	48,013,791	57,071,052
OTHER LIABILITIES	2,459,094	2,918,650
DEFERRED COMPENSATION	7,893,442	7,320,313
ACCUMULATED BENEFIT PLAN OBLIGATION	—	837,939
SHAREHOLDERS' EQUITY
Common Stock	17,983,655	17,909,545
Paid in capital	26,404,457	23,066,837
Retained earnings	231,000,594	215,116,544
Other shareholders' equity	(9,427,744)	(7,618,260)

	265,960,962	248,474,666

	$324,327,289	$316,622,620

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	1999	2000	1999
INCOME:
Net sales	$102,022,877	$96,387,118	$304,990,428	$292,224,430
Other	1,227,432	834,098	4,798,092	3,142,685

Total	103,250,309	97,221,216	309,788,520	295,367,115
COSTS AND EXPENSES:
Cost of products sold	78,027,506	72,976,151	232,398,815	219,379,198
Selling and administrative expenses	13,820,028	13,367,641	44,619,722	39,365,348

Total	91,847,534	86,343,792	277,018,537	258,744,546

Income before income taxes	11,402,775	10,877,424	32,769,983	36,622,569
Provision for income taxes	4,050,000	3,755,000	11,560,000	12,635,000

NET INCOME	$7,352,775	$7,122,424	$21,209,983	$23,987,569

Basic and diluted earnings per Common Share	$0.21	$0.20	$0.60	$0.68

Cash dividends per Common Share	$0.05	$0.05	$0.15	$0.15

Weighted average number of Common Shares outstanding:
Basic	35,316,000	35,336,000	35,288,000	35,344,000
Diluted	35,586,000	35,445,000	35,476,000	35,425,000

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	Nine Months Ended January 31,
	2000	1999
OPERATING ACTIVITIES
Net income	$21,209,983	$23,987,569
Provision for depreciation and amortization	14,432,645	14,028,329
Changes in operating assets and liabilities	2,705,445	(16,920,108)
Other	3,482,420	1,794,522

NET CASH PROVIDED BY OPERATING ACTIVITIES	41,830,493	22,890,312
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,715,399)	(15,509,754)
Sale of assets	3,529,019	1,294,560
Acquisitions	(12,962,606)	(1,698,789)
Other	(3,577,857)	(3,172,946)

NET CASH USED IN INVESTING ACTIVITIES	(32,726,843)	(19,086,929)
FINANCING ACTIVITIES
Dividends	(5,325,933)	(5,332,635)
Other	(1,565,788)	2,578,586

NET CASH USED IN FINANCING ACTIVITIES	(6,891,721)	(2,754,049)

INCREASE IN CASH AND CASH EQUIVALENTS	2,211,929	1,049,334
Cash and cash equivalents at beginning of period	22,764,887	24,178,868

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,976,816	$25,228,202

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

January 31, 2000

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $5,204,000 and $6,171,000 for the third quarters of fiscal 2000 and 1999, and $19,608,000 and $23,264,000 for the nine months ended January 31, 2000 and 1999.

2. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	1999	2000	1999
Numerator-net income	$7,352,775	$7,122,424	$21,209,983	$23,987,569

Denominator:
Denominator for basic earnings per share Weighted-average shares outstanding	35,316,000	35,336,000	35,288,000	35,344,000
Dilutive potential Common Shares-Employee stock options and stock awards	270,000	109,000	188,000	81,000

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	35,586,000	35,445,000	35,476,000	35,425,000

Basic and diluted earnings per share	$0.21	$0.20	$0.60	$0.68

    Options to purchase 35,000 shares of Common Stock at a weighted-average option price of $32.60 per share were not included in the computation of diluted earnings per share for the three and nine-month periods ended January 31, 2000 because the option exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive.

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

    The table below presents information about the Company's reportable segments:

	Three Months Ended January 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$75,413,000	$21,301,000	$5,309,000		$102,023,000
Transfers between technology segments	19,000	567,000	211,000	$(797,000)	—

Total net sales	$75,432,000	$21,868,000	$5,520,000	$(797,000)	$102,023,000

Income before income taxes	$12,794,000	$2,751,000	655,000		$16,200,000
Corporate expenses					(4,797,000)

Total income before income taxes					$11,403,000

	Three Months Ended January 31, 1999
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$76,068,000	$13,116,000	$7,203,000		$96,387,000
Transfers between technology segments	1,000	609,000	163,000	$(773,000)	—

Total net sales	$76,069,000	$13,725,000	$7,366,000	$(773,000)	$96,387,000

Income (loss) before income taxes	$12,459,000	$2,265,000	$(399,000)		$14,325,000
Corporate expenses					(3,448,000)

Total income before income taxes					$10,877,000

	Nine Months Ended January 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$226,650,000	$58,118,000	$20,222,000		$304,990,000
Transfers between technology segments	39,000	1,585,000	759,000	$(2,383,000)	—

Total net sales	$226,689,000	$59,703,000	$20,981,000	$(2,383,000)	$304,990,000

Income before income taxes	$35,574,000	$9,356,000	$565,000		$45,495,000
Corporate expenses					(12,725,000)

Total income before income taxes					$32,770,000

	Nine Months Ended January 31, 1999
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$230,144,000	$39,359,000		$22,721,000	$292,224,000
Transfers between technology segments	3,000	1,402,000	482,000	$(1,887,000)	—

Total net sales	$230,147,000	$40,761,000	$23,203,000	$(1,887,000)	$292,224,000

Income (loss) before income taxes	$39,562,000	$7,085,000	$(617,000)		$46,030,000
Corporate expenses					(9,407,000)

Total income before income taxes					$36,623,000

4. ACQUISITIONS

    On December 30, 1999 Methode purchased for approximately $13,000,000 in cash, including costs of acquisition, substantially all the assets of the Optoelectronics business segment of Spire Corporation. The excess of purchase price over assets acquired of $9,330,000, is being amortized on a straight-line basis over 25 years.

5. RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

    Consolidated net sales for the third quarter of fiscal 2000 increased 6% to $102,023,000 from $96,387,000 a year ago. Consolidated net sales for the nine-month period ended January 31, 2000 increased 4% over the same period a year ago to $304,990,000 from $292,224,000.

    Sales of the Electronic segment represented 74% of consolidated sales in the third quarter and first nine months of fiscal 2000 compared with 79% in both periods of fiscal 1999. Electronic segment sales decreased 1% during the quarter from the prior year third quarter and 2% for the nine-month period compared to last year. Sales to the automotive industry increased 4% in the third quarter and were up 6% for the nine-month period compared to the comparable periods last year. Sales to the automotive industry represented 68% of Electronic segment sales in the quarter and the nine-month period compared with 64% and 63% in the comparable periods last year. Sales of the dataMate and various other electrical and electronic connector and cable assembly product lines were off 10% for the quarter and 15% for the nine-month period compared to the prior year.

    Sales of the Optical segment represented 21% of consolidated sales in the third quarter and 19% in the first nine months of fiscal 2000 compared with 14% and 13% in the comparable periods of fiscal 1999. Optical segment sales increased 62% and 48% in the third quarter and nine-month period compared with the prior year comparable periods. Sales of optical transceivers increased about 120% for the quarter and 71% for the nine-month period compared to last year. Sales of optical transceivers represented 60% and 59% of Optical segment sales in the quarter and nine-month period ended January 31, 2000 compared to 44% and 51% in the prior year.

    Sales of Other products (chiefly current carrying devices and printed circuit boards) decreased 26% in the current quarter and 11% for the nine-month period compared with last year due to the closing of the Company's printed circuit and related businesses at the end of September 1999. Last year this segment included sales of the closed businesses of $3,277,000 and $10,753,000 in the third quarter and nine-month period compared to none in the current quarter and $4,950,000 in the current nine-month period.

    Other income consisted primarily of earnings from the Company's automotive joint venture, interest income from short-term investments, royalties and license fees. The increase in fiscal 2000 was largely due to $1,163,000 of income related to the licensing program of the Company's optoelectronic patent portfolio.

    Cost of products sold as a percentage of sales for the third quarter increased to 76.5% compared with the year-ago period of 75.7%. For the nine-month period ended January 31, 2000 this percentage increased to 76.2% from 75.1% for the same period last year. Gross margins declined as the result of continued difficulties with the consolidation and reorganization of two electrical cable assembly operations and sales volume declines in dataMate products and at our Singapore connector operation. Gross margins for the nine-month period also were adversely affected by the winding-down of the printed circuit businesses.

    Selling and administrative expenses as a percentage of sales were 13.5% and 14.6% in the current quarter and nine-month period of fiscal 2000, compared with 13.9% and 13.5% for the comparable periods last year. During the second quarter of 2000 the Company recorded a $3,000,000 provision for bad debts relating to the bankruptcy of an automotive sub-contractor, a relationship directed by a large OEM customer. Excluding this special charge, selling and administrative expenses for the nine-month period were comparable to last year.

    The effective tax rate was 35.5% in the third quarter and 35.3% for the nine-month period of fiscal 2000 compared with 34.5% in both the third quarter and nine-month period of fiscal 1999. Lower tax rates on results from foreign operations reduce the Company's effective tax rate below the combined statutory federal and state income tax rate.

Financial Conditions, Liquidity and Capital Resources

    Net cash provided by operating activities was $41,830,000 in the first nine months of fiscal 2000, up substantially from the $22,890,000 provided during the year-ago period. The increase in cash provided was chiefly due to accelerated collection of accounts receivable that included substantial amounts related to automotive tooling programs.

    Depreciation and amortization expense was $14,433,000 in fiscal 2000 compared with $14,028,000 in fiscal 1999, with capital additions of $19,715,000 and $15,510,000, respectively. Fiscal 2000 capital additions include the purchase of a 15,000 square foot clean room oriented facility to house the Company's Methode Communication Modules subsidiary. It is presently expected that fixed asset additions for fiscal 2000 will approach $27,000,000 and will be financed with internally generated funds.

    During the third quarter of fiscal 2000, the Company purchased selected assets of Spire Corporation's optoelectronic business segment for cash of approximately $13,000,000. This acquisition provides the Company with established capabilities in research and development into formulating optoelectronically active semiconductors for expanded bandwidth applications. This acquisition was funded by internally generated funds.

    On February 23, 2000 the Company announced its intention to carve out a portion of its Optical segment into a new publicly traded company. It is expected that the new optical products company will offer approximately 15% of its Common Stock in an initial public offering during the first half of fiscal 2000. Methode expects to distribute the remaining shares to its stockholders in a tax-free transaction at a later date. The Company intends to accomplish significant business objectives through the initial public offering and spin-off. Although the intended use of proceeds will not be finalized for some time, Methode believes that the new optical products company will receive the majority if not all of the proceeds if the public offering is completed.

    An initial public offering of the common stock of the new optical products company is subject to, among other things, the development of definitive separation agreements, the preparation and filing of a registration statement with the Securities and Exchange Commission and market conditions. The spin-off will be subject to, among other things, the receipt of a favorable Internal Revenue Service ruling that the separation will be tax-free to Methode and its stockholders for U.S. federal income tax purposes. No offer of securities in the new optical products company will be made except by means of a prospectus. While an initial public offering of common stock of the new optical products company is planned for the first half of fiscal 2001 and a spin-off at a later date, it should be noted that due to numerous uncertainties involved in these matters, there can be no assurances that an initial public offering or full separation will be completed as described or within the time periods outlined above.

Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late calendar 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $500,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2	By-Laws of Registrant, as amended and currently in effect(1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24,1977(2)*
10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No. 1(2)*
10.3	Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4	Methode Electronics, Inc. Employee Stock Ownership Trust-Amendment No. 1(2)*
10.5	Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6	Methode Electronics Inc. Supplemental Executive Benefit Plan(4)*
10.7	Methode Electronics. Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8	Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9	Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10	Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11	Methode Electronics, Inc. 401(k) Savings Trust(5)*
10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan(6)*
10.13	Methode Electronics, Inc. 1997 Stock Plan (7)
27	Financial Data Schedules 14

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

  b) Reports on Form 8-K

  The Company did not file a report on Form 8-K during the three months ended January 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Methode Electronics, Inc.

                      By: /s/ Kevin J. Hayes

                      Kevin J. Hayes
                      Chief Financial Officer

Dated: March 15, 2000