Form 10-Q/A
period 2000-01-31
METHODE ELECTRONICS INC
filed 2000-03-17
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-1

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC. (Exact name of registrant as specified in its charter.)
Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7444 West Wilson Avenue, Harwood Heights, Illinois (Address of principal executive offices)	60656 (Zip Code)

(Registrant's telephone number, including area code)    (708) 867-9600

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

    On February 23, 2000 the Company announced its intention to carve out a portion of its Optical segment into a new publicly traded company. It is expected that the new optical products company will offer approximately 15% of its Common Stock in an initial public offering during the first half of fiscal 2001. Methode expects to distribute the remaining shares to its stockholders in a tax-free transaction at a later date. The Company intends to accomplish significant business objectives through the initial public offering and spin-off. Although the intended use of proceeds will not be finalized for some time, Methode believes that the new optical products company will receive the majority if not all of the proceeds if the public offering is completed.

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

Dated: March 16, 2000