Form 10-K
period 2000-04-30
METHODE ELECTRONICS INC
filed 2000-07-28
CIK 65270

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

                          COMMISSION FILE NUMBER 0-2816

                            METHODE ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       36-2090085
  (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

         7401 WEST WILSON AVENUE                               60706
            CHICAGO, ILLINOIS                                (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (708) 867-6777

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
        -------------------                           --------------------
               None                                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      CLASS A COMMON STOCK ($.50 PAR VALUE)
                      CLASS B COMMON STOCK ($.50 PAR VALUE)
                                (TITLE OF CLASS)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (_).

       The aggregate market value of the Class A and Class B Common Stock, $.50 par value, held by non-affiliates of the Registrant on July 12, 2000, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $1,550,731,000.

       Registrant had 34,505,152 shares of Class A, $.50 par value, and 1,109,915 shares of Class B, $.50 par value, outstanding as of July 12, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual shareholders meeting to be held September 12, 2000, are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

       Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, Methode Electronics, Inc. shall be referred to as the "Registrant" or the "Company."

       The Company manufactures component devices worldwide for Original Equipment Manufacturers (OEMs) of information processing and networking equipment, voice and data communication systems, consumer electronics, automobiles, aerospace vehicles and industrial equipment. Products employ electrical, electronic and optical technologies as sensors, interconnections and controls. The business is managed on a technology product basis, with those technology segments being Electronic, Optical Subsystems and Components and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical Subsystems and Components segment principally employ light to control and convey signals. The Other segment includes manufacturers of multi-layer printed circuit boards and bus systems as well as independent laboratories which provide services for qualification testing and certification of electronic and optical components. In September 1999 the Company exited the manufacture of printed circuitry as described in Note 3 to the consolidated financial statements.

       As described in Note 2 to the consolidated financial statements, substantially all of the Optical Subsystems and Components segment was transferred to the Company's newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 27, 2000, Stratos issued shares of common stock in an initial public offering. The Company owns 84.3% of Stratos' common stock. It is the Company's intention to distribute, at a later date, all of the shares of Stratos' common stock it owns to its shareholders contingent upon receiving a ruling from the Internal Revenue Service that such distribution would be tax-free to the Company and its stockholders.

       The following tabulation reflects the percentage of net sales of the product segments of the Registrant for the last three fiscal years.


                                               APRIL 30,
                                  -----------------------------------
                                     1998        1999        2000
                                     ----        ----        ----
        Electronic                   83.4%        77.9%       74.0%
        Optical                       8.9         14.7        20.1
        Other                         7.7          7.4         5.9



       SALES. The sales activities of the Registrant are directed by sales managers who are supported by engineering personnel who provide technical services. The Registrant's products are sold through its sales staff and through independent manfacturers' representatives with offices throughout the world. Sales are made primarily to original equipment manufacturers and also independent distributors.

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

       MATERIAL CUSTOMERS. During the year ended April 30, 2000, shipments to Daimler Chrysler AG and Ford

Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 46% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive component products.

       BACKLOG. The Registrant's backlog of orders for its continuing operations was approximately $65,235,000 at May 31, 1999, and $90,500,000 at May 31, 2000.
It is expected that most of the total backlog at May 31, 2000, will be shipped within the current fiscal year.

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

       RESEARCH AND DEVELOPMENT. Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $21,120,000, $22,750,000 and $23,615,000 for the fiscal years ended April 30,
1998, 1999 and 2000, respectively.

       ENVIRONMENTAL QUALITY. Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected capital expenditures, earnings or the competitive position of the Registrant. Currently there are no environmental related lawsuits or material administrative proceedings pending against the Registrant. Further information as to environmental matters affecting the Registrant is presented in
Note 9 to the consolidated financial statements included in Item 14 (a)(1).

       EMPLOYEES. At April 30, 1999 and 2000, Registrant had approximately 3,800 and 3,700 employees, respectively. Registrant also from time to time employs part-time employees and hires independent contractors. Registrant's employees are not represented by any collective bargaining agreement, and registrant has never experienced a work stoppage. Registrant believes that it's employee relations are good.

       FOREIGN SALES. Information about the Registrant's operations in different geographic regions is summarized in Note 12 to the consolidated financial statements included in Item 14 (a)(1).

ITEM 2. PROPERTIES

       The Registrant has 23 manufacturing and four service facilities containing approximately 1,120,000 square feet of space, of which approximately 370,000 square feet are leased. The Electronic segment has six facilities located in Illinois, two in California, one in New Jersey, one in Ireland, two in Malta, one in Mexico, one in Singapore and one in the United Kingdom totaling approximately 825,000 square feet of space. The Optical Subsystems and Components segment has two facilities located in Illinois, one in Florida, one in Massachusetts, one in Texas, one in the Peoples Republic of China, one in the Czech Republic and two in the United Kingdom totaling approximately 210,000 square feet of space. Approximately 156,000 square feet of the Optical segment space, 51,000 square feet of which are leased, were transferred to Stratos Lightwave, Inc. effective May 28, 2000. The Other segment has two facilities located in Illinois and one in Maryland totaling approximately 85,000 square feet of space. Registrant's manufacturing facilities have been modernized in the opinion of management to keep pace with developments in the industry.

ITEM 3. LEGAL PROCEEDINGS

       As of July 12, 2000, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to security holders during the fourth quarter of fiscal 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


                                      DIRECTOR
NAME                         AGE        SINCE        OFFICES AND POSITIONS HELD AND LENGTH OF SERVICE AS OFFICER
----                         ---      ---------      -----------------------------------------------------------
William J. McGinley           77        1946      Chairman of the Registrant since 1994.  President from March
                                                    1997 to July 1998 and from 1946 to 1994.  Mr. William J.
                                                    McGinley is the father of James W. McGinley.
James W. McGinley             45        1993      Director, President and Chief Executive Officer of Stratos
                                                    Lighwave, Inc., a subsidiary of the Registrant since April 12,
                                                    2000.  Prior thereto, President of the Registrant from August
                                                    1998.  Prior thereto, Mr. James W. McGinley held various
                                                    positions with divisions of the Registrant, including President from 1994 through 1998 and Executive Vice President from
                                                    1993 through 1994 of Optical Interconnect Products.  Mr. James
                                                    W. McGinley is the son of Mr. William J. McGinley.
John R. Cannon                52        1997      Senior Executive Vice President of the Registrant since 1997.
                                                    Prior thereto, Senior Executive Vice President of dataMate
                                                    Products since 1996; prior thereto, Executive Vice President of
                                                   dataMate Products.
Kevin J. Hayes                59        1984      Executive Vice President of the Registrant since 1997, Chief
                                                    Financial Officer since 1996 and Assistant Secretary since
                                                    1995.  Prior thereto, Vice President and Treasurer of the
                                                    Registrant since 1974.



       All executive officers serve a term of one year which, for the current year, expires on September 12, 2000, or until their successors are duly elected and qualified.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.


                                                         CLASS A                   CLASS B
                                                       STOCK PRICE               STOCK PRICE
                                                       -----------               -----------
                                                    HIGH         LOW          HIGH        LOW
                                                   -----        -----        -----       -----
        Fiscal Year ended April 30, 2000
            First  Quarter  . . . . . . . . . .    $24.50       $14.38       $24.00      $13.75
            Second  Quarter . . . . . . . . . .     22.50        13.50        21.50       14.00
            Third  Quarter  . . . . . . . . . .     43.50        15.50        43.06       16.50
            Fourth  Quarter . . . . . . . . . .     66.44        32.50        65.50       31.50
        Fiscal Year ended April 30, 1999
            First  Quarter  . . . . . . . . . .     16.38        10.63        15.88       11.75
            Second  Quarter . . . . . . . . . .     16.00        11.75        15.13       12.50
            Third  Quarter  . . . . . . . . . .     16.13        12.00        15.50       13.00
            Fourth  Quarter . . . . . . . . . .     15.63        10.00        16.25        9.50

       The Registrant pays dividends quarterly and for fiscal years 2000 and 1999, quarterly dividends were paid at an annual rate of $.20 on both the Class A and Class B Common Stock. On June 23, 2000, the Board declared a dividend of $.05 per Class A share and Class B share, payable on July 31, 2000, to holders of record on July 14, 2000.

       The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

       As of July 12, 2000, the approximate number of record holders of the Company's Class A and Class B Common Stock was 1,080 and 375.

ITEM 6. SELECTED FINANCIAL DATA


                                                 2000        1999          1998          1997          1996
                                                 ----        ----          ----          ----          ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Net sales ...............................     $422,146     $403,731      $379,300     $343,092      $307,538
  Provision for exiting printed
     circuit business......................            -        3,100             -            -             -
  Income before income taxes...............       46,988       50,669        53,566       58,444        50,973
  Income taxes.............................       16,100       17,850        18,300       21,225        18,600
  Net income...............................       30,888       32,819        35,266       37,219        32,373
Per Common Share:
  Net income-Basic.........................        $0.87        $0.93      $   1.00     $   1.06      $   0.93
  Net income-Diluted.......................         0.87         0.93          1.00         1.06          0.92
  Dividends, Class A.......................         0.20         0.20          0.20         0.20          0.16
  Dividends, Class B.......................         0.20         0.20          0.20         0.20          0.16
  Book value...............................         7.69         7.03          6.37         5.59          4.69
Long-term debt.............................            -          269         1,264        1,005             -
Funded debt to total capital...............        1:236         1:51          1:56         1:95          1:57
Retained Earnings..........................     $238,898     $215,117      $189,397     $161,226      $131,073
Fixed assets (net).........................       95,847       90,899        87,044       80,096        66,786
Total assets...............................      340,973      316,623       287,530      253,491       223,279
Return on equity...........................           12%          14%           17%          21%           22%
Pre-tax income as a percentage of sales....         11.1%        12.6%         14.1%        17.0%         16.6%
Net income as a percentage of sales........          7.3%         8.1%          9.3%        10.8%         10.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's business is managed on a technology product basis, with those technology segments being Electronic, Optical Subsystems and Components and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical Subsystems and Components segment principally employ light to control and convey signals. The Other segment includes manufacturers of multi-layer printed circuit boards and bus systems as well as independent laboratories which provide services for qualification testing and certification of electronic and optical components. The Company exited the printed circuit business in September, 1999.

       As described in Note 2 to the consolidated financial statements, substantially all of the Optical Subsystems and Components segment was transferred to the Company's newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 27, 2000, Stratos issued shares of common stock in an initial public offering. The Company owns 84.3% of Stratos' common stock outstanding. It is the Company's intention to distribute, at a later date, all of the shares of Stratos common stock it owns to its stockholders contingent upon receiving a ruling from the Internal Revenue Service that such a distribution would be tax-free to the Company and its stockholders.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:


                                                                          THE YEAR ENDED APRIL 30,
                                                            -----------------------------------------------
                                                                  2000             1999             1998
                                                            -----------------------------------------------
Income:
  Net sales                                                      100.0%           100.0%           100.0%
  Settlement of litigation                                           -              0.6               -
  Other                                                            1.5              1.2             1.5
                                                                 -----            -----           -----
                                                                 101.5            101.8           101.5
Costs and expenses:
  Cost of products sold                                           76.2             75.1            73.9
  Selling and administrative expenses                             13.7             12.9            13.1
  Provision for exiting printed circuit business                     -              0.8               -
  Amortization of intangibles                                      0.4              0.3             0.3
  Interest expense                                                 0.1              0.2             0.1
                                                                 -----            -----           -----
                                                                  90.4             89.3            87.4
                                                                  ----             ----            ----
                                Income Before Income Taxes        11.1             12.5            14.1
Income taxes                                                       3.8              4.4             4.8
                                                                 -----            -----           -----
                                                Net Income         7.3%             8.1%            9.3%
                                                                 =====            =====           =====

FISCAL YEARS ENDED APRIL 30, 2000 AND 1999

       NET SALES. Consolidated net sales increased 5% to $422,146,000 in fiscal 2000 from $403,731,000 in fiscal 1999. Net sales of the Electronic segment, which represented 74% of consolidated net sales in fiscal 2000 and 78% in fiscal 1999, decreased to $312,327,000 in fiscal 2000 from $314,406,000 in fiscal 1999.
Sales to the automotive industry, which represented 69% and 65% of Electronic segment net sales in 2000 and 1999, grew by 5% in fiscal 2000. This increase was offset by a 27% sales decrease at our Singapore connector facility, a 17% sales decrease at our terminator and cable assembly facility in Ireland and a 10% decrease in net sales of our dataMate products.

       Net sales of the Optical Subsystems and Components segment represented 20% of consolidated net sales in fiscal 2000 and 15% of consolidated net sales in fiscal 1999. Optical Subsystems and Components segment net sales increased 43% to $84,847,000 in fiscal 2000 from $59,248,000 in fiscal 1999.
Of this $25,599,000 increase, $19,218,000 is from an increase in net sales of optical subsystems and $6,381,000 is from an increase in net sales of optical components. The increase in net sales of optical subsystems was primarily due to an increase in sales of Stratos' line of internal removable transceivers.

       Net sales of the Other segment, principally current carrying bus devices, printed circuit boards and test laboratories, declined 17% to $24,972,000 in fiscal 2000 from $30,077,000 in fiscal 1999. The Company exited the printed circuit board business in fiscal 2000 which resulted in a decrease in printed circuit board net sales of $8,119,000. Net sales of current carrying bus devices increased $2,441,000 and test laboratory net sales increased modestly in fiscal 2000.

       SETTLEMENT OF LITIGATION. Income from the settlement of litigation in fiscal 1999 represented the settlement of a claim relative to one of the Company's patents in the Electronic segment.

       OTHER INCOME. Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties and interest income on short-term investments. The increase in other income in fiscal 2000 was primarily the result of a $1,409,000 increase in license fees related to Stratos' optoelectronic patents. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

       COST OF SALES. Cost of goods sold as a percentage of net sales was 76% in fiscal 2000 compared with 75% in fiscal 1999.

       Gross margins of the Electronic segment decreased to 24% in fiscal 2000 from 25% in fiscal 1999. Gross margins on sales to the automotive industry were flat from year to year. Our Singapore connector facility, our terminator and cable assembly facility in Ireland and our dataMate facility all reported decreased gross margins due to sales volume declines in fiscal 2000.

       Gross margins of the Optical Subsystems and Components segment decreased to 25% in fiscal 2000 from 30% in fiscal 1999. Fiscal 2000 cost of sales includes an increase of approximately $1,800,000 in material and overhead costs related to major product development projects and approximately $1,700,000 of additional personnel costs dedicated to research and development. Fiscal 2000 also included start-up and unusual expenses related to Stratos' recently acquired Stratos Micro Systems and Bandwidth Semiconductor subsidiaries. The Optical Subsystems and Components segment also experienced declines in the average unit prices for its products.

       Gross margins of the Other segment improved to 20% in fiscal 2000 from 11% in fiscal 1999. This improvement was primarily the result of exiting the printed circuit business.

       SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales were 14% in fiscal 2000 and 13% in fiscal 1999. The increase was primarily due to an increased provision for bad debts of $1,820,000 and increased staff costs incurred to support Stratos' growing optical subsystem business.

       PROVISION FOR EXITING PRINTED CIRCUIT BUSINESS. The $3,100,000 provision for exiting printed circuit business in 1999 represents the estimated loss on disposal of assets, employee severance pay and additional costs associated with environmental matters specifically related to the decision to exit the business. Operating losses that were incurred in the first half of fiscal 2000 to wind down these business were not material and were recorded as incurred.

       INCOME TAXES. The effective income tax rates were 34% in fiscal 2000 and 35% in fiscal 1999. The effective income tax rates for both years reflect the effects of lower tax rates from foreign operations, offset in part, by state income taxes.

FISCAL YEARS ENDED APRIL 30, 1999 AND 1998

       NET SALES. Consolidated net sales increased 6% to $403,731,000 in fiscal 1999 from $379,300,000 in fiscal 1998. Net sales of the Electronic segment, which represented 78% of consolidated net sales in fiscal 1999 and 83% in fiscal 1998, decreased to $314,406,000 in fiscal 1999 from $316,265,000 in fiscal 1998.
Sales to the automotive industry, which represented 65% and 59% of the Electronic segment net sales in 1999 and 1998, grew by 9% in fiscal 1999. This increase was offset by a sales decrease of our non-automotive interconnect devices led by a 42% decrease in net sales of our dataMate products.

       Net sales of the Optical Subsystems and Components segment represented 15% of consolidated net sales in fiscal 1999 and 9% of consolidated net sales in fiscal 1998. Optical Subsystems and Components segment net sales increased 76% to $59,248,000 in fiscal 1999 from $33,683,000 in fiscal 1998. Of this
$25,565,000 increase, $23,200,000 is from an increase in net sales of optical subsystems and $2,365,000 is from an increase in net sales of optical components. The increase in net sales of optical subsystems was primarily due to an increase in sales of Stratos' embedded transceivers.

       Net sales of the Other segment, principally current carrying bus devices, printed circuit boards and test laboratories, increased 2% to $30,077,000 in fiscal 1999 from $29,352,000 in fiscal 1998. Net sales of current carrying bus devices increased $1,997,000 and test laboratory net sales increased $600,000 in fiscal 1999. These sales gains were largely offset by a decline of printed circuit board sales of $1,872,000.

       SETTLEMENT OF LITIGATION. Income from the settlement of litigation in fiscal 1999 represented the settlement of a claim relative to one of the Company's patents in the Electronic segment.

       OTHER INCOME. Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties, interest income on short-term investments, and in fiscal 1998, an approximate $1,000,000 gain from the sale of a building.

       COST OF SALES. Cost of goods sold as a percentage of net sales was 75% in fiscal 1999 compared with 74% in fiscal 1998.

       Gross margins of the Electronic segment decreased to 25% in fiscal 1999 from 27% in fiscal 1998. The gross margin decline in 1999 was largely due to margin erosion on sales to the automotive industry caused by product mix changes, additional infrastructure and engineering costs incurred for new programs not yet producing revenue and customer requested piece part sales price reductions.

       Gross margins of the Optical Subsystems and Components segment increased to 30% in fiscal 1999 from 25% in fiscal 1998. This increase was due primarily to a positive shift in product mix between higher margin optical subsystems and lower margin optical components. The effect of this shift on margins was partially offset by an increase of $700,000 in personnel costs related to research and development and $200,000 in project related material and overhead costs.

       Gross margins of the Other segment declined to 11% in fiscal 1999 from 20% in fiscal 1998. The margin decline was primarily the result of operating losses at our printed circuit board facilities and a $1,000,000 provision for environmental clean-up costs at these facilities.

       PROVISION FOR EXITING PRINTED CIRCUIT BUSINESS. The $3,100,000 for exiting printed circuit business in 1999 represents the estimated loss on disposal of assets, employee severance pay and additional costs associated with environmental matters specifically related to the decision to exit the business.

       SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales were relatively flat at 13% in fiscal 1999 and fiscal 1998, as staff costs increased to support Stratos' growing optical subsystem business.

       INCOME TAXES. The effective income tax rates were 35% in fiscal 1999 and 34% in fiscal 1998. The effective income tax rates for both years reflect the effects of lower tax rates from foreign operations, offset in part, by state income taxes. The effective rate for fiscal 1998 was lower than fiscal 1999 due to the effects of a substantially tax-free gain on the sale of a building.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operations was $56,774,000, $32,317,000 and $38,288,000 in 2000, 1999 and 1998. The increase in cash provided by operations in 2000 was primarily the result of accelerated collection of accounts receivable that included substantial amounts related to automotive tooling programs. The decrease in cash provided from operations in 1999 was primarily the result of lower net income and increased working capital requirements to support increased sales.

       During the third quarter of fiscal 2000, the Company purchased selected assets of Spire Corporation's optoelectronic business segment (Bandwidth Semiconductor) for cash of approximately $13,000,000. This acquisition provided the Company with established capabilities in research and development into formulating optoelectronically active semiconductors for expanded bandwidth applications. This acquisition was funded by internally generated funds. The Company used a total of $2,766,000 of cash in fiscal 1999 to acquire Polycore Technologies (Stratos Micro Systems), a developer of highly integrated data communication modules for Local Area Network equipment, Stratos, Ltd., a developer and manufacturer of expanded beam fiber optic connectivity products for harsh environments and an additional 25% of Optokon, a fiber optic connector company, from a former joint venture partner. In connection with the fiscal 1998 acquisition of Adam Technologies, a designer and marketer of electrical and electronic connectors, the Company made cash payments of $3,580,000 in 1998, $1,217,000 in 1999 and $837,000 in
fiscal 2000 using available cash. Bandwidth Semiconductor, Stratos Micro Systems and Stratos, Ltd. were included in the May 28, 2000 transfer to Stratos.

       During fiscal 1999 the Company used $3,084,000 of its available cash to acquire 275,000 shares of its Common Stock for treasury. The purchases of these shares were made pursuant to a three-year Common Stock Repurchase Program authorized by the Board of Directors in February 1999.

       Depreciation and amortization expense was $18,857,000, $17,735,000 and $17,627,000 in 2000, 1999 and 1998. Capital expenditures were $24,668,000,
$21,996,000 and $23,211,000 in 2000, 1999 and 1998. Principal capital investments involved the purchase of a 15,000 square foot clean room oriented facility to house the Company's Stratos Micro Systems subsidiary in fiscal 2000, the expansion of the automotive manufacturing and test laboratory facilities and purchase of machinery and equipment to support the increasing sales volume of optical subsystems and products for the automotive industry in 1999 and purchase of new facilities for an independent test laboratory and our cable assembly operations in 1998. Capital expenditures in 2000, 1999 and 1998 were funded from operating cash flows. It is anticipated that capital acquisitions for 2001 will also be funded from operating cash flows.

       As described in Note 2 to the consolidated financial statements, in June, 2000 the Company's newly formed subsidiary, Stratos Lightwave, Inc. raised $196,500,000 in cash in an initial public offering (IPO) of 16% of its common stock. The proceeds from this IPO are available only to Stratos and will be used to pay $2,956,500 of additional purchase price in connection with the acquisition of Stratos Micro Systems, and for general corporate purposes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from April 30, 2000 levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Item 14 for an Index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 14, 2000, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption "16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement to be dated on or about
August 14, 2000, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about August 14, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding the above is included under the caption "Security Ownership" in the Registrant's proxy statement to be dated on or about August 14, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding the above is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 14, 2000, and is incorporated herein by reference.

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

                                 METHODE ELECTRONICS, INC.
                                        (Registrant)

                             By:   /s/ KEVIN J. HAYES
                                -------------------------------
                                       Kevin J. Hayes
                              EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER & DIRECTOR

Dated:  July 28, 2000

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


               SIGNATURE                                   TITLE                                    DATE
               ---------                                   -----                                    ----
        /s/ WILLIAM J. McGINLEY          Chairman of the Board & Director                    July 28, 2000
---------------------------------------  (Principal Executive Officer)
          William J. McGinley

                                         Senior Executive Vice President & Director          July 28, 2000
---------------------------------------
            John R. Cannon

          /s/ KEVIN J. HAYES             Executive Vice President, Chief Financial           July 28, 2000
---------------------------------------  Officer, Chief Accounting Officer & Director
            Kevin J. Hayes

       /s / JAMES W. ASHLEY, JR.         Secretary & Director                                July 28, 2000
---------------------------------------
         James W. Ashley, Jr.

         /s/ JAMES W. McGINLEY           Director                                            July 28, 2000
---------------------------------------
           James W. McGinley

         /s / MICHAEL G. ANDRE           Director                                            July 28, 2000
---------------------------------------
           Michael G. Andre

         /s/ WILLIAM C. CROFT            Director                                            July 28, 2000
---------------------------------------
           William C. Croft

        /s/ RAYMOND J. ROBERTS           Director                                            July 28, 2000
---------------------------------------
          Raymond J. Roberts

                                         Director                                            July 28, 2000
---------------------------------------
           George C. Wright

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                    FORM 10-K

                             ITEM 14 (a) (1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

       The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

       Consolidated Balance Sheets - - April 30, 2000 and 1999.

       Consolidated Statements of Income - - Years Ended April 30, 2000, 1999 and 1998.

       Consolidated Statements of Shareholders' Equity - - Years Ended April 30, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows - - Years Ended April 30, 2000, 1999 and 1998

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Methode Electronics, Inc.


       We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                      ERNST & YOUNG LLP


Chicago, Illinois
June 6, 2000

CONSOLIDATED BALANCE SHEETS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                                    APRIL 30
                                                            2000               1999
                                                            ----               ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $  29,427,165    $  22,764,887
  Accounts receivable, less allowance
    (2000--$5,597,000; 1999--$2,538,000)                  79,408,485       88,194,471
  Inventories:
    Finished products                                      8,628,565        9,877,422
    Work in process                                       31,284,601       25,180,203
    Materials                                             19,004,222       14,157,216
                                                       -------------    -------------
                                                          58,917,388       49,214,841
  Current deferred income taxes                            6,300,000        5,239,000
  Prepaid expenses                                         4,532,621        5,596,373
                                                       -------------    -------------
                    TOTAL CURRENT ASSETS                 178,585,659      171,009,572

OTHER ASSETS
  Goodwill, less accumulated amortization
     (2000--$4,557,065; 1999--$3,147,426)                 49,227,870       39,770,435
  Intangible benefit plan asset (Note 6)                     930,865        1,598,597
  Cash surrender value of life insurance                   9,666,892        8,590,892
  Other                                                    6,715,228        4,754,005
                                                       -------------    -------------
                                                          66,540,855       54,713,929
PROPERTY, PLANT AND EQUIPMENT
  Land                                                     2,617,382        2,551,399
  Buildings and building improvements                     51,100,045       45,559,211
  Machinery and equipment                                171,777,903      169,073,082
                                                       -------------    -------------
                                                         225,495,330      217,183,692
  Less allowances for depreciation                       129,648,793      126,284,573
                                                       -------------    -------------
                                                          95,846,537       90,899,119
                                                       -------------    -------------
                                                         340,973,051      316,622,620
                                                       =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $  31,400,434    $  26,131,146
  Salaries, wages and payroll taxes                       10,094,606        9,396,253
  Other accrued expenses                                  12,151,774       13,539,088
  Income taxes                                               424,278        3,308,824
  Notes payable                                            1,165,050        4,695,741
                                                       -------------    -------------
                    TOTAL CURRENT LIABILITIES             55,236,142       57,071,052

ACCUMULATED BENEFIT PLAN OBLIGATION (Note 6)                 878,269          837,939
OTHER LIABILITIES                                          2,124,497        2,368,650
DEFERRED COMPENSATION                                      8,218,655        7,320,313
DEFERRED INCOME TAXES                                        683,000          550,000
SHAREHOLDERS' EQUITY (Note 4)
  Common Stock, Class A                                   17,452,061       17,310,610
  Common Stock, Class B                                      562,365          598,935
  Stock Awards                                              (992,839)      (1,031,395)
  Additional paid-in capital                              27,983,589       23,066,837
  Retained earnings                                      238,898,436      215,116,544
  Foreign currency translation adjustment                 (6,535,856)      (2,730,157)
                                                       -------------    -------------
                                                         277,367,756      252,331,374
  Less cost of shares in treasury                          3,535,268        3,856,708
                                                       -------------    -------------
                                                         273,832,488      248,474,666
                                                       -------------    -------------
                                                       $ 340,973,051    $ 316,622,620
                                                       =============    =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                                 YEAR ENDED APRIL 30
                                                      2000             1999           1998
                                                      ----             ----           ----
INCOME
  Net sales (Note 11)                              $422,145,674   $403,730,531   $379,299,543
  Settlement of litigation                                   --      2,647,167             --
  Other                                               6,520,426      4,752,350      5,806,069
                                                   ------------   ------------   ------------

                                                    428,666,100    411,130,048    385,105,612

Costs and expenses:
  Cost of products sold                             321,804,988    303,318,071    280,181,130
  Selling and administrative expenses                58,053,338     52,206,503     49,900,088
  Provision for exiting printed circuit business             --      3,100,000             --
  Amortization of intangibles                         1,514,960      1,284,750      1,192,388
  Interest expense                                      305,169        551,818        265,602
                                                   ------------   ------------   ------------

                                                    381,678,455    360,461,142    331,539,208
                                                   ------------   ------------   ------------


         INCOME BEFORE INCOME TAXES                  46,987,645     50,668,906     53,566,404


Income taxes (Note 7)                                16,100,000     17,850,000     18,300,000
                                                   ------------   ------------   ------------

                        NET INCOME                 $ 30,887,645   $ 32,818,906   $ 35,266,404
                                                   ============   ============   ============


Amounts per Common Share (Note 8):
  Net income:
    Basic                                             $0.87          $0.93         $1.00
    Diluted                                           $0.87          $0.93         $1.00
  Cash dividends:
    Class A                                           $0.20          $0.20         $0.20
    Class B                                           $0.20          $0.20         $0.20

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

Years Ended April 30, 1999, 1998 and 1997


                                                                      COMMON         COMMON
                                                                       STOCK         STOCK          STOCK
                                                                      CLASS A       CLASS B         AWARDS
                                                                      -------       -------         ------
Balance at April 30, 1997                                         $ 17,137,447   $    607,225   $ (1,032,465)
Stock Award grant of 145,616 shares of Common Stock, Class A            72,808           --       (2,272,528)
Earned portion of Stock Awards                                            --             --        2,238,323
Tax effect of Stock Awards                                                --             --             --
Issuance of 38,052 shares of Common Stock, Class A (Note 2)             19,026           --             --
Purchase of treasury stock 10,000 shares Common Stock, Class A            --             --             --
Conversion of 10,577 shares of Common Stock, Class B to 10,577
  shares of Common Stock, Class A                                        5,288         (5,288)          --
Foreign currency translation adjustment                                   --             --             --
Net income for the year                                                   --             --             --
Cash dividends on Common Stock                                            --             --             --
                                                                  ------------   ------------   ------------
Balance at April 30, 1998                                           17,234,569        601,937     (1,066,670)
Stock Award grant of 146,078 shares of Common Stock, Class A            73,039           --       (2,181,207)
Earned portion of Stock Awards                                            --             --        2,216,482
Tax effect of Stock Awards                                                --             --             --
Purchase of treasury stock 275,000 shares Common Stock, Class A           --             --             --
Conversion of 6,004 shares of Common Stock, Class B to 6,004
  shares of Common Stock, Class A                                        3,002         (3,002)          --
Foreign currency translation adjustment                                   --             --             --
Net income for the year                                                   --             --             --
Cash dividends on Common Stock                                            --             --             --
                                                                  ------------   ------------   ------------
Balance at April 30, 1999                                           17,310,610        598,935     (1,031,395)
Stock Award grant of 123,995 shares of Common Stock, Class A            61,998           --       (1,813,308)
Earned portion of Stock Awards                                            --             --        1,851,864
Exercise of options for 85,765 shares of Common Stock, Class A          42,883           --             --
Tax effect of Stock Awards and Stock Options                              --             --             --
Contributions and sales of 39,455 shares of Treasury Stock to ESOP        --             --             --
Conversion of 73,140 shares of Common Stock, Class B to 73,140
  shares of Common Stock, Class A                                       36,570        (36,570)          --
Foreign currency translation adjustment                                   --             --             --
Net income for the year                                                   --             --             --
Cash dividends on Common Stock                                            --             --             --
                                                                  ------------   ------------   ------------
Balance at April 30, 2000                                         $ 17,452,061   $    562,365   $   (992,839)
                                                                  ============   ============   =============


                                                                                                  FOREIGN
                                                                   ADDITIONAL                     CURRENCY
                                                                   PAID-IN        RETAINED      TRANSLATION
                                                                   CAPITAL        EARNINGS       ADJUSTMENT
                                                                   -------        --------      ------------
Balance at April 30, 1997                                         $ 18,040,963   $161,225,847   $  1,830,046
Stock Award grant of 145,616 shares of Common Stock, Class A         2,199,720         --               --
Earned portion of Stock Awards                                          --             --               --
Tax effect of Stock Awards                                             179,000         --               --
Issuance of 38,052 shares of Common Stock, Class A (Note 2)            601,986         --               --
Purchase of treasury stock 10,000 shares Common Stock, Class A          --             --               --
Conversion of 10,577 shares of Common Stock, Class B to 10,577
  shares of Common Stock, Class A                                       --             --               --
Foreign currency translation adjustment                                 --             --         (2,206,109)
Net income for the year                                                 --         35,266,404           --
Cash dividends on Common Stock                                          --         (7,094,855)          --
                                                                   -----------------------------------------
Balance at April 30, 1998                                           21,021,669    189,397,396       (376,063)
Stock Award grant of 146,078 shares of Common Stock, Class A         2,108,168        --                 --
Earned portion of Stock Awards                                          --            --                 --
Tax effect of Stock Awards                                             (63,000)       --                 --
Purchase of treasury stock 275,000 shares Common Stock, Class A         --            --                 --
Conversion of 6,004 shares of Common Stock, Class B to 6,004            --            --                 --
  shares of Common Stock, Class A                                       --            --                 --
Foreign currency translation adjustment                                 --            --          (2,354,094)
Net income for the year                                                 --         32,818,906            --


Cash dividends on Common Stock                                          --         (7,099,758)           --
                                                                   -----------   ------------    -----------
Balance at April 30, 1999                                           23,066,837   (215,116,544)    (2,730,157)
Stock Award grant of 123,995 shares of Common Stock, Class A         1,751,310         --                --
Earned portion of Stock Awards                                           --            --                --
Exercise of options for 85,765 shares of Common Stock, Class A       1,274,011         --                --
Tax effect of Stock Awards and Stock Options                           520,000         --                --
Contributions and sales of 39,455 shares of Treasury Stock to ESOP   1,371,431         --                --
Conversion of 73,140 shares of Common Stock, Class B to 73,140
  shares of Common Stock, Class A                                        --            --                --
Foreign currency translation adjustment                                  --            --         (3,805,699)
Net income for the year                                                  --        30,887,645            --
Cash dividends on Common Stock                                           --        (7,105,753)           --
                                                                   -----------   ------------    -----------
Balance at April 30, 2000                                          $27,983,589   $238,898,436    $(6,535,856)
                                                                   ===========   ============    ===========


See notes to consolidated financial statements.



                                                                                     TOTAL
                                                                      TREASURY     SHAREHOLDERS'   COMPREHENSIVE
                                                                       STOCK         EQUITY            INCOME
                                                                       -----         ------            ------
Balance at April 30, 1997                                          $  (611,706)  $197,197,357             --
Stock Award grant of 145,616 shares of Common Stock, Class A             --             --                --
Earned portion of Stock Awards                                           --         2,238,323             --
Tax effect of Stock Awards                                               --           179,000             --
Issuance of 38,052 shares of Common Stock, Class A (Note 2)              --           621,012             --
Purchase of treasury stock 10,000 shares Common Stock, Class A        (161,250)      (161,250)            --
Conversion of 10,577 shares of Common Stock, Class B to 10,577
  shares of Common Stock, Class A                                        --             --                --
Foreign currency translation adjustment                                  --      $ (2,206,109)  $ (2,206,109)
Net income for the year                                                  --        35,266,404     35,266,404
                                                                                                ------------
                                                                         --                     $ 33,060,295
                                                                                                ============
Cash dividends on Common Stock                                           --        (7,094,855)
                                                                   ------------  -------------
Balance at April 30, 1998                                             (772,956)   226,039,882             --
Stock Award grant of 146,078 shares of Common Stock, Class A             --              --               --
Earned portion of Stock Awards                                           --         2,216,482             --
Tax effect of Stock Awards                                               --           (63,000)            --
Purchase of treasury stock 275,000 shares Common Stock, Class A     (3,083,752)    (3,083,752)            --
Conversion of 6,004 shares of Common Stock, Class B to 6,004             --              --               --
  shares of Common Stock, Class A                                        --        (2,354,094)    (2,354,094)
Foreign currency translation adjustment                                  --        32,818,906     32,818,906
Net income for the year                                                                         ------------
                                                                         --              --     $ 30,464,812
                                                                                                ============
Cash dividends on Common Stock                                           --        (7,099,758)
                                                                   ------------  -------------
Balance at April 30, 1999                                            (3,856,708) (248,474,666)           --
Stock Award grant of 123,995 shares of Common Stock, Class A             --              --              --
Earned portion of Stock Awards                                           --         1,851,864            --
Exercise of options for 85,765 shares of Common Stock, Class A           --         1,316,894            --
Tax effect of Stock Awards and Stock Options                             --           520,000            --
Contributions and sales of 39,455 shares of Treasury Stock to ESOP      321,440     1,692,871            --
Conversion of 73,140 shares of Common Stock, Class B to 73,140
  shares of Common Stock, Class A                                        --              --              --
Foreign currency translation adjustment                                  --        (3,805,699)  $ (3,805,699)
Net income for the year                                                  --        30,887,645     30,887,645
                                                                                                ------------
                                                                                                $ 27,081,946
                                                                                                ============
Cash dividends on Common Stock                                           --        (7,105,753)
                                                                   ------------  -------------
Balance at April 30, 2000                                          $(3,535,268)  $273,832,488
                                                                   ===========   =============

CONSOLIDATED STATEMENTS OF CASH FLOWS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                                                          YEAR ENDED APRIL 30
                                                                                          -------------------
                                                                              2000               1999               1998
                                                                              ----               ----               ----
OPERATING ACTIVITIES
  Net income                                                                30,887,645       $ 32,818,906      $  35,266,404
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for depreciation
        and amortization                                                    18,857,009         17,734,723         17,627,450
      Provision for losses on accounts receivable                            3,093,172          1,272,672             92,000
      Provision for deferred compensation and
         supplemental executive benefit plan                                   706,404            359,616           (156,283)
      Provision for deferred income taxes                                     (770,000)        (1,230,000)        (1,015,000)
      Amortization of Stock Awards                                           1,851,864          2,216,482          2,238,323
      Provision for loss on idle equipment                                   1,000,000
      Contribution of treasury stock to ESOP                                 1,200,000
     Changes in operating assets and liabilities:
          Accounts receivable                                                5,718,667        (24,020,866)        (7,095,259)
          Inventories                                                      (10,475,860)         1,602,072         (7,463,783)
          Current deferred income
            taxes and prepaid expenses                                       1,063,752         (2,583,288)            21,229
          Accounts payable and
            accrued expenses                                                 3,641,842          4,146,575         (1,226,684)
                                                                         -------------       ------------      --------------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES        56,774,495         32,316,892         38,288,397

INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                                                              (24,668,132)       (21,995,559)       (23,211,297)
  Purchases of subsidiaries (Note 3)                                       (13,967,375)        (3,983,419)        (3,847,501)
  Purchases of life insurance policies                                      (1,076,000)          (939,041)          (971,626)
  Proceeds from sale of Printed Circuit Assets                               3,529,019                  -                  -
  Other                                                                     (5,053,050)         1,795,922         (3,653,368)
                                                                         -------------       ------------      --------------
                               NET CASH USED IN INVESTING ACTIVITIES       (41,235,538)       (25,122,097)       (31,683,792)

FINANCING ACTIVITIES
  Borrowings (repayments) on lines of
    credit and long-term borrowings                                         (3,580,691)         1,574,734          1,715,048
  Exercise of stock options                                                  1,316,894
  Treasury stock transactions                                                  492,871         (3,083,752)          (161,250)
  Dividends                                                                 (7,105,753)        (7,099,758)        (7,094,855)
                                                                         -------------       ------------      --------------
                               CASH USED IN NET FINANCING ACTIVITIES        (8,876,679)        (8,608,776)        (5,541,057)
                                                                         -------------       ------------      --------------

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         6,662,278         (1,413,981)         1,063,548

Cash and cash equivalents at beginning of year                              22,764,887         24,178,868         23,115,320
                                                                         -------------       ------------      --------------

                            CASH AND CASH EQUIVALENTS AT END OF YEAR        29,427,165       $ 22,764,887      $  24,178,868
                                                                         =============       =============     ==============

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

                                 APRIL 30, 2000


1.  SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts and operations of the Company and its subsidiaries.

       CASH EQUIVALENTS. All highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the balance sheet as cash equivalents.

       INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market.

       PROPERTY, PLANT AND EQUIPMENT. Properties are stated on the basis of cost. The Company amortizes such costs by annual charges to income, computed on the straight-line method using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment for financial reporting purposes. Accelerated methods are generally used for income tax purposes.

       INCOME TAXES. Income taxes are accounted for using the liability method as required by Statement of Financial Accounting Standards, "SFAS" No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       REVENUE RECOGNITION. Revenue from product sales, net of trade discounts and allowances, is recognized when title passes which is upon shipment (FOB shipping point). The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2000, 1999 and 1998.

       FOREIGN CURRENCY TRANSLATION. The results of operations of the Company's foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The related translation adjustments are recorded in Shareholders' Equity.

       LONG-LIVED ASSETS. The Company periodically reviews long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value.

       INTANGIBLES. The excess of purchase price over the estimated fair value of net assets of acquired companies is being amortized on a straight-line basis over periods ranging from 25 to 40 years.

       RESEARCH AND DEVELOPMENT COSTS. Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 2000, 1999 and 1998 amounted to $23,600,000, $22,750,000 and $21,120,000, respectively.

       FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The weighted average interest rates on such borrowings for the years ended April 30, 2000, 1999 and 1998 were 7.18%, 7.23% and 7.10%, respectively.

       USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES


1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       SEGMENT DISCLOSURES. In 1999, the Company adopted SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information (see Note 12).

       COMPREHENSIVE INCOME. Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders' Equity

       RECLASSIFICATION. Certain amounts in fiscal 1999 and 1988 have been reclassified to conform to the classification in fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

       In December 1999, the SEC issued Staff Accounting Bulletin (SAB), No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective February 1, 2000. Such adoption did not have an effect on the revenue recognition policy of the Company.

       Effective May 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The adoption of this statement did not have a significant impact on financial results.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for fiscal year ending April 30, 2001. The Company believes that this statement will not have a significant impact on financial results.

2.     ISSUANCE OF SUBSIDIARY STOCK

       As of May 28, 2000 the Company contributed and transferred to its then wholly-owned subsidiary, Stratos Lightwave, Inc.(Stratos), all of the assets and liabilities of its optoelectronics and fiber optic divisions and all of the capital stock and equity interest held by the Company in certain other subsidiaries that conducted the majority of its optical products business, pursuant to a master separation agreement. The optical products business transferred to Stratos represented 95% of the total assets and 85% of sales for the Optical Subsystems and Components segment at April 30, 2000 and the year then ended. In June 2000 Stratos issued 10,062,500 shares of common stock in an initial public offering. After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding.

       Proceeds from the offering totaled $196,500,000 net of underwriting discount and will be used by Stratos to pay $2,956,500 of additional purchase price in connection with the acquisition of Polycore Technologies, Inc. (see
Note 3) and for general corporate purposes. It is the Company's intention to distribute, at a later date, all of the shares of Stratos common stock it owns to its stockholders contingent upon receiving a ruling from the Internal Revenue Service that such a distribution would be tax-free to the Company and its stockholders.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

       For purposes of governing certain of the ongoing relationships between the Company and Stratos at and after the separation and to provide for an orderly transition, the Company and Stratos entered into various agreements to provide services such as centralized advertising, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure services. The agreements govern individual transitional services as requested by Stratos or the Company, of the other party. Such services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement shall be one year (provision for extension exists) unless earlier terminated.

3.  ACQUISITIONS AND DIVESTITURES

       On December 30, 1999, the Company purchased for approximately $13,000,000 in cash, including costs of acquisition, substantially all the assets of the Optoelectronics division of Spire Corporation.

       On April 15, 1999, the Company purchased substantially all of the assets of Polycore Technologies, Inc., a developer of highly integrated data communication modules for Local Area Network equipment. The purchase price, including direct acquisition costs, for this business referred to as Stratos Micro Systems, was $795,500 in cash plus additional contingent consideration that may become due based upon the attainment of certain performance targets. Effective February 23, 2000, the Company entered into an amendment to the Asset Purchase Agreement which provides that in the event the Company is part of an Initial Public Offering of shares to be accomplished not later than November 15, 2000, the sum of $2,956,500 will become payable to the seller within 30 days following the Initial Public Offering in full satisfaction of such additional contingent consideration.

       Effective December 1, 1998, the Company purchased for cash, all of the outstanding shares of Stratos, Ltd. (formerly AB Stratos, Ltd.) of Haverhill, England. Stratos is a developer and manufacturer of fiber optic connectivity products for harsh environments.

       Effective May 5, 1997, the Company purchased all of the outstanding shares of Adam Technologies, a designer and marketer of electronic connectors, for cash including contingent cash consideration provided certain performance targets were attained for fiscal 1998, 1999 and 2000. Such targets were substantially met and additional cash payments were made subsequent to each fiscal year end.

       The above-described acquisitions were accounted for using the purchase method of accounting, and the results of operations of the acquired companies have been included in the Company's consolidated financial statements from their respective dates of acquisition. The excess of purchase price, if any, over net assets acquired, based on estimated fair value in these acquisitions is being amortized on a straight-line basis over periods ranging from 25 to 40 years. Had these acquisitions been made as of the beginning of fiscal 1998, sales and operating results would not be materially different than reported.

       In April 1999, the Company made the decision to exit the printed circuit industry and divest its two board manufacturing facilities In the fourth quarter of fiscal 1999 the Company recorded a non-recurring charge of $3,100,000 or $1,860,000 net of tax benefits for the costs associated with the exit of the business. The charge was comprised of $1,540,000 for the write-down of the plant and equipment with a carrying value of $4,700,000 to their fair value, $600,000 for additional environmental costs directly associated with the decision to close the operations, and approximately $960,000 for other exit costs. The write-down for the plant and equipment reflected impairment in their carrying value. The fair value of the plant and equipment was based upon the estimated current value less costs to sell. The Company ceased operating both facilities as of September 30, 1999 and sold the majority of the assets for cash of approximately $3,529,000. At April 30, 2000 an accrual for costs relating to exiting the printed circuit business of $614,000 remained. The Company believes this accrual is adequate for potential losses on remaining printed circuit assets and environmental costs directly associated with closing these operations. Net sales of the Company's printed circuit board businesses were $4,608,000, $12,755,000 and $14,610,000 for fiscal 2000, 1999 and 1998, respectively. Net losses of the businesses were $661,000, $1,061,000 and $119,000 for fiscal 2000, 1999 and 1998, respectively.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

4.  SHAREHOLDERS' EQUITY

       PREFERRED STOCK. The Company has 50,000 authorized shares of Series A, 4% cumulative convertible Preferred Stock, par value $100 per share, of which none were outstanding at April 30, 2000.

       COMMON STOCK. Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 2000, 3,454,104 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's stock award and stock option plans.

       Common Stock, par value $.50 per share, authorized, issued and in treasury, was as follows:


                                   APRIL 30, 2000                    APRIL 30, 1999
                                    COMMON STOCK                      COMMON STOCK
                            ----------------------------      ----------------------------
                                 CLASS A        CLASS B            CLASS A        CLASS B
                            --------------     ---------      -------------      ---------
        Authorized             100,000,000     5,000,000         50,000,000      5,000,000
        Issued                  34,904,121     1,124,731         34,621,220      1,197,871
        In Treasury                419,745        12,200            459,200         12,200

       STOCK AWARDS. The Company has an Incentive Stock Award Plan (Incentive
Plan) which permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,593,861 shares have been awarded through April 30, 2000. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If for any reason other than retirement, disability or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants. There were no incentive stock awards granted for fiscal year 2000 performance.

       The Company also has an Incentive Stock Award Plan for Non-employee Directors which permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 111,000 shares have been awarded at April 30, 2000. Shares awarded pursuant to this plan have no vesting restrictions.

       STOCK OPTIONS. In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan ("Plan"). The Plan awards stock options to key employees. As of April 30, 2000, the maximum number of shares that may be granted under the Plan is 2,000,000. Stock options granted to date vest over a period of six to twenty-seven months after the date of the grant and have a term of ten years.

       The following table summarizes the transactions pursuant to the 1997 Stock Plan:


                                          OPTIONS OUTSTANDING                  EXERCISABLE OPTIONS
                                      ----------------------------        ----------------------------
                                                      WTD. AVG.                            WTD. AVG.
                                      SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
                                      ------        --------------        ------        --------------
         April 30, 1997                  -                 -                 -                  -
            Granted                   205,645            $15.53
            Cancelled                  (1,100)            15.53
                                      --------          -------
         April 30, 1998               204,545             15.53               -                  -
            Granted                   250,866             14.31
            Cancelled                 (26,280)            15.26
                                      --------           ------
         April 30, 1999               429,131             14.84             96,305            $15.53
            Granted                   291,180             27.18
            Exercised                  (85,765)           15.41
            Cancelled                  (23,083)           15.30
                                      --------           ------
         April 30, 2000                611,463            14.84            200,131            $15.34
                                      ========           ======            =======            ======

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES


                                                                                      EXERCISABLE OPTIONS
                        OPTIONS OUTSTANDING AT APRIL 30, 2000                          AT APRIL 30, 2000
         ----------------------------------------------------------------------   ---------------------------
             RANGE OF                          AVG. REMAINING       WTD. AVG.                     WTD. AVG.
          EXERCISE PRICES         SHARES        LIFE (YEARS)     EXERCISE PRICE     SHARES     EXERCISE PRICE
         ----------------         -------     --------------     --------------   ----------   --------------
         $11.38 - 19.06           335,163          8.1               $14.71          200,131       $15.34
         $23.28 - 35.97           253,200          9.3                25.44                -            -
         $48.31 - 51.94            23,100          9.9                49.95                -            -
                                   ------                                            -------
                                  611,463          8.7                22.99          200,131        15.34
                                  =======          ===               ======          =======        =====

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


                                                                 YEAR ENDED APRIL 30
                                                   ------------------------------------------------
                                                        2000            1999             1998
                                                        ----            ----             ----
         Net earnings
             As reported                              $30,887,645      $32,818,906     $35,266,404
             Pro forma                                 29,496,659       31,888,080      35,125,502
         Basic earnings per share:
              As reported
              Pro forma
                                                              .87              .93            1.00
                                                              .84              .90            1.00
         Diluted earnings per share:
             As reported                                      .87              .93            1.00
             Pro forma                                        .83              .90            1.00

       The weighted average estimated fair value of options granted during fiscal 2000, 1999 and 1998 was $15.27, $6.27 and $5.37. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       2000         1999         1998
                                                       ----         ----         ----
         Risk free interest rate                        5.9%         5.4%         5.5%
         Expected option life in years                  6.0          6.0          6.0
         Expected volatility                           55.2%        43.8%        37.8%
         Dividend yield                                 0.5%         1.4%         1.3%

5.  EMPLOYEE STOCK OWNERSHIP PLAN

       The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its eligible full-time employees. Eligible employees are generally U.S. employees who have completed one year of service. The purpose of the Plan is to assist employees to accumulate capital ownership in the Company and through that ownership to promote in them a strong interest in the successful operation of the Company. The Company made annual contributions of $1,200,000 to the Plan during fiscal 2000, 1999 and 1998. The Company is in the process of terminating the ESOP and replacing this benefit with a Company contribution to the employee 401(k) savings plan equal to 3% of eligible compensation.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

6.  SUPPLEMENTAL EXECUTIVE BENEFIT PLAN

       In fiscal 1992, the Company adopted an unfunded defined benefit plan covering certain key executives. Benefits under the plan are in recognition of significant contributions to the success of the Company made by the executives during their many years of service with the Company. Annual payments of $900,000 pursuant to the plan are being made through fiscal year 2001.

       The net periodic cost recognized as expense for this plan was as follows:



                         PRIOR SERVICE COSTS      INTEREST         TOTAL
                         -------------------      --------         -----
         2000                 $667,732            $ 78,253        $745,985
         1999                  667,732             131,120         798,852
         1998                  667,732             180,570         848,302


       The weighted-average assumed discount rate used to measure the projected benefit obligation in all years was 6-2/3%.

7.  INCOME TAXES

       Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows:


                                                                 2000                  1999
                                                                 ----                  ----
         Deferred tax liabilities-
            Accelerated tax Depreciation                      $5,528,000            $5,528,000

         Deferred tax assets:
            Deferred compensation and
              Stock Awards                                     3,858,000             3,893,000
            Inventory valuation differences                    1,401,000             1,515,000
            Environmental reserves                               805,000               943,000
            Bad debt reserves                                  2,168,000               985,000
            Vacation accruals                                  1,314,000             1,202,000
            Printed circuit board closure                        246,000             1,000,000
            Other accruals                                     1,353,000               679,000
                                                              ----------            -----------
               Total deferred tax assets                      11,145,000            10,217,000
                                                              ----------            -----------
            Net deferred tax assets                           $5,617,000            $4,689,000
                                                              ----------            -----------
            Net current deferred tax assets                   $6,300,000            $5,239,000
            Net non-current deferred tax
              liabilities                                      (683,000)             (550,000)
                                                              ----------            -----------
                                                              $5,617,000            $4,689,000
                                                              ==========            ==========

         Income taxes consisted of the following:


                                           2000               1999                1998
                                           ----               ----                ----
         Current
              Federal                     $13,446,000          $14,545,000        $14,951,000
              Foreign                         744,000            1,440,000          1,268,000
              State                         2,680,000            3,095,000          3,096,000
                                          -----------          -----------        -----------
                                           16,870,000           19,080,000         19,315,000
         Deferred (credit)                   (770,000)          (1,230,000)        (1,015,000)
                                          -----------          -----------        -----------
                                          $16,100,000          $17,850,000        $18,300,000
                                          ===========          ===========        ===========

       A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

7.  INCOME TAXES (CONTINUED)


                                                  2000              1999              1998
                                                  ----              ----              ----
       Income tax at
         statutory rate                       $16,446,000       $17,734,000        $18,748,000
       Effect of:
         State income taxes                     1,711,000         1,799,000          1,918,000
         Foreign operations with
           lower statutory rates               (2,429,000)       (1,843,000)        (2,441,000)
         Other - net                              372,000           160,000             75,000
                                              -----------       -----------        -----------
       Income tax provision                   $16,100,000       $17,850,000        $18,300,000
                                              ===========       ===========        ===========

       The Company paid income taxes of approximately $18,413,000 in 2000, $17,469,000 in 1999 and $18,415,000 in 1998. No provision has been made for income taxes of approximately $16,157,000 at April 30, 2000 which would be payable should undistributed net income of $40,851,000 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

8.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:


                                                                  2000              1999               1998
                                                                  ----              ----               ----
        Numerator - net income                                $30,887,645       $32,818,906        $35,266,405

        Denominator:
          Denominator for basic earnings per
             share-Weighted-average shares                     35,308,000        35,312,000         35,262,000
               Dilutive potential common shares-
                 Employee stock awards                            236,000            99,000            101,000
                                                              -----------       -----------        -----------
        Denominator for diluted earnings per
             Share-adjusted weighted-average
                 shares and assumed conversions                35,544,000        35,411,000         35,363,000
                                                              ===========       ===========        ===========
        Basic and diluted earnings per share                  $       .87       $       .93        $      1.00
                                                              ===========       ===========        ===========

       Options to purchase 23,100 shares of common stock at a weighted average option price of $49.95 per share were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.     ENVIRONMENTAL MATTERS

       The Company is involved in environmental investigation and/or remediation at certain of its present plant sites. The Company is not yet able to determine when such remediation activity will be complete.

       At April 30, 2000 and 1999, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of approximately $2,735,000 and $3,075,000, respectively. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

       In 2000, the Company spent $420,000 on remediation cleanups and related studies compared with $624,000 in 1999 and $290,000 in 1998. In the fourth quarter of fiscal 1999, the Company also recorded $600,000 to provide for additional environmental costs associated with the exit of its printed circuit businesses, as well as a $1,000,000 provision for general printed circuit environmental costs not associated with the decision to exit the businesses. In 2000, the costs associated with environmental matters as they relate to day-to-day activities were not material.

10.    PENDING LITIGATION

       Certain litigation arising in the normal course of business is pending against the Company. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements of the Company.

11.    MATERIAL CUSTOMERS

       Sales to two automotive customers approximated 46%, 41% and 38% of net sales in the years ended April 30, 2000, 1999 and 1998. At April 30, 2000 and 1999, accounts receivable from customers in the automotive industry were approximately $37,598,000 and $43,707,000.

       Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers consistently have been within management's expectation.

12.    SEGMENT INFORMATION

       As described in Note 1, the Company adopted SFAS No. 131 in fiscal year 1999. The Company has two reportable business segments: Electronic and Optical Subsystems and Components.

       The Company manufactures component devices world-wide for Original Equipment Manufacturers (OEMs) of information processing and networking equipment, voice and data communication systems, consumer electronics, automobiles, aerospace vehicles and industrial equipment. Products employ electrical, electronic and optical technologies as sensors, interconnections and controls. The Company is managed on a technology product basis, with those technology segments being Electronic and Optical Subsystems and Components.

       The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. As described in Note 2, the Company transferred the majority of this business to a subsidiary that it intends to distribute to its shareholders in a tax-free distribution in fiscal 2001.

       The business units whose results are identified in the Optical Subsystems and Components segment principally employ light to control and convey signals.

       The Company's businesses which manufacture multi-layer printed circuit boards and bus systems as well as its independent laboratories which provide services for qualification testing and certification of electronic and optical components are included in Other. In April 1999 the Company announced its decision to exit the manufacture of printed circuitry as described in Note 3.

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

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES


12.  SEGMENT INFORMATION (CONTINUED)

       The table below presents information about the Company's reportable segments:


                                                                              FISCAL YEAR 2000
                                                  ---------------------------------------------------------------------------
                                                                    OPTICAL
                                                                  SUBSYSTEMS
                                                  ELECTRONIC     AND COMPONENTS     OTHER        ELIMINATIONS    CONSOLIDATED
                                                  ----------     --------------     -----        ------------    ------------
Net sales to unaffiliated customers              $312,327,000      $84,847,000    $24,972,000                    $422,146,000
Transfers between technology segments                 132,000        2,268,000        996,000     (3,396,000)               -
                                                 ------------      -----------    -----------    ------------    ------------
                            Total net sales      $312,459,000      $87,115,000    $25,968,000    $(3,396,000)    $422,146,000
                                                 ============      ===========    ===========    ============    ============

Operating income                                  $48,507,000      $12,725,000     $1,112,000                    $ 62,344,000
                                                  ===========      ===========     ==========
Corporate expenses                                                                                                (15,356,000)
                                                                                                                 ============
                     Total operating income                                                                      $ 46,988,000
                                                                                                                 ------------

Depreciation and amortization                     $12,963,000       $3,333,000     $1,537,000                    $ 17,833,000
                                                  ===========       ==========     ==========
Corporate depreciation and amortization                                                                             1,024,000
                                                                                                                 ------------
        Total depreciation and amortization                                                                      $ 18,857,000
                                                                                                                 ============

Identifiable assets                              $171,807,000      $64,395,000    $14,565,000                    $250,767,000
                                                 ============      ===========    ===========
General corporate assets                                                                                           90,206,000
                                                                                                                 ------------
                               Total assets                                                                      $340,973,000
                                                                                                                 ============


                                                                            FISCAL YEAR 1999
                                            -------------------------------------------------------------------------------
                                                                    OPTICAL
                                                                  SUBSYSTEMS
                                               ELECTRONIC        AND COMPONENTS     OTHER       ELIMINATIONS    CONSOLIDATED
                                            ----------------     --------------   -----------   ------------    ------------
Net sales to unaffiliated customers             $314,406,000       $59,248,000   $30,077,000                   $403,731,000
Transfers between technology segments                      -         1,865,000       777,000    (2,642,000)                -
                                                ------------       -----------   -----------   -----------     ------------
                            Total net sales     $314,406,000       $61,113,000   $30,854,000   $(2,642,000)    $403,731,000
                                                ============       ===========   ===========   ===========     ============
Operating income (loss)                         $ 55,979,000       $11,730,000   $(4,829,000)                  $ 62,880,000
                                                ============       ===========   ===========
Corporate expenses                                                                                              (12,211,000)
                                                                                                               ------------
                     Total operating income                                                                    $ 50,669,000
                                                                                                               ============
Depreciation and amortization                   $ 13,034,000       $ 1,837,000   $ 1,787,000                   $ 16,658,000
                                                ============       ===========   ===========
Corporate depreciation and amortization                                                                           1,077,000
                                                                                                               ------------
        Total depreciation and amortization                                                                    $ 17,735,000
                                                                                                               ============

Identifiable assets                             $178,254,000       $33,497,000   $23,075,000                   $234,826,000
                                                ============       ===========   ===========
General corporate assets                                                                                         81,797,000
                                                                                                               ------------
                               Total assets                                                                    $316,623,000
                                                                                                               ============

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

12.  SEGMENT INFORMATION (CONTINUED)


                                                                       FISCAL YEAR 1998
                                           -------------------------------------------------------------------------
                                                             OPTICAL
                                                           SUBSYSTEMS
                                             ELECTRONIC   AND COMPONENTS     OTHER      ELIMINATIONS    CONSOLIDATED
                                           -------------  --------------  -----------  --------------  -------------
Net sales to unaffiliated customers         $316,265,000   $33,683,000    $29,352,000                  $379,300,000
Transfers between technology segments                  -       316,000        925,000    (1,241,000)              -
                                            ------------   -----------    -----------   -----------    ------------
                      Total net sales       $316,265,000   $33,999,000    $30,277,000   $(1,241,000)   $379,300,000
                                            ============   ===========    ===========   ===========    ============
Operating income                            $ 61,803,000   $ 2,646,000    $   689,000                  $ 65,138,000
                                            ============   ===========    ===========
Corporate expenses                                                                                      (11,572,000)
                                                                                                       ------------
               Total operating income                                                                  $ 53,566,000
                                                                                                       ============

Depreciation and amortization               $ 13,772,000   $ 1,460,000    $ 1,550,000                  $ 16,782,000
                                            ============   ===========    ===========
Corporate depreciation and                                                                                  845,000
aaaaamortization amortization                                                                          ------------
amortization amortization
  Total depreciation and amortization                                                                  $ 17,627,000
                                                                                                       ============
Identifiable assets                         $167,406,000   $18,856,000    $21,864,000                  $208,126,000
                                            ============   ===========    ===========
General corporate assets                                                                                 79,404,000
                                                                                                       ------------
                         Total assets                                                                  $287,530,000
                                                                                                       ============

       Information about the Company's operations in different geographic regions is as follows:

                                             2000              1999               1998
                                             ----              ----               ----
         Net Sales:
           United States                 $331,056,000       $310,620,000       $294,886,000
           Asia Pacific                    16,227,000         21,955,000         22,979,000
           Europe                          74,863,000         71,156,000         61,435,000
                                         ------------       ------------       ------------
                                         $422,146,000       $403,731,000       $379,300,000
                                         ============       ============       ============
         Operating Income (Loss):
           United States                 $ 37,187,000       $ 37,710,000       $ 43,529,000
           Asia Pacific                    (1,016,000)         2,880,000            917,000
           Europe                           9,434,000          9,278,000          8,091,000
         Income & expenses
           not allocated to areas           1,383,000            801,000          1,029,000
                                         ------------       ------------       ------------
                                         $ 46,988,000       $ 50,669,000       $ 53,566,000
                                         ============       ============       ============
         Long-Lived Assets:              $100,224,000       $ 84,882,000       $ 79,270,000
         United States                      9,500,000         11,018,000         15,456,000

         Asia Pacific                      36,281,000         36,368,000         33,333,000
                                         ------------       ------------       ------------
         Europe                          $146,005,000       $132,268,000       $128,059,000
                                         ============       ============       ============

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

13.    SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2000.


                                                               FISCAL YEAR 2000
                                                                 QUARTER ENDED
                                            JULY 31         OCTOBER 31       JANUARY 31         APRIL 30
                                          -----------     -------------    -------------      ------------
         Net sales                        $98,607,614      $104,359,937     $102,022,877      $117,155,246
         Gross profit                      24,495,714        24,100,528       23,995,371        27,749,073
         Net income                         8,453,898         5,403,310        7,352,775         9,677,662
         Net income per
           Common Share                          0.24              0.15             0.21              0.27

                                                                    FISCAL YEAR 1999
                                                                     QUARTER ENDED
                                                 JULY 31        OCTOBER 31       JANUARY 31        APRIL 30
                                              ------------    -------------     ------------     ------------
         Net sales                             $87,961,397     $107,875,915     $ 96,387,118     $111,506,101
         Gross profit                           22,519,987       27,120,224       23,410,967       27,361,282
         Provision for exiting
           printed circuit businesses
            (see Note 3)                                 -                -                -        3,100,000
         Net income                              7,677,390        9,187,753        7,122,426        8,831,337
         Net income per
          Common Share                                0.22             0.26             0.20             0.25

                                INDEX TO EXHIBITS

     Exhibit
     Number                                           Description
     ------                                           -----------
        3.1         Certificate of Incorporation of Registrant, as amended and currently in effect (1)
        3.2         Bylaws of Registrant, as amended and currently in effect (1)
        4.1         Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
       10.1         Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977 (2)*
       10.2         Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1(2)*
       10.3         Methode Electronics, Inc. Employee Stock Ownership Trust (2)*
       10.4         Methode Electronics, Inc. Employee Stock Ownership Trust -- Amendment No.1 (2)*
       10.5         Methode Electronics, Inc. Incentive Stock Award Plan (3)*
       10.6         Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)*
       10.7         Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
       10.8         Methode Electronics, Inc. Capital Accumulation Plan (4)*
       10.9         Incentive Stock Award Plan for Non-Employee Directors (5)*
       10.10        Methode Electronics, Inc. 401(k) Savings Plan (5)*
       10.11        Methode Electronics, Inc. 401(k) Saving Trust (5)*
       10.12        Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common
                    Stock Bonus Plan (6)
       10.13        Methode Electronics, Inc. 1997 Stock Plan (7)
       10.14        Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant
       10.15        Form of Initial Public Offering and Distribution Agreement between
                    Stratos Lightwave, Inc. and Registrant
        21          Subsidiaries of the Registrant
       23.1         Consent of Ernst & Young LLP
        27          Financial Data Schedule

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