Form 10-K/A
period 2000-04-30
METHODE ELECTRONICS INC
filed 2000-08-11
CIK 65270

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

     Note to Form 10-K/A: The table reflecting the percentage of net sales by business segment in Item 1 of this Report is amended to correct the segment titles, Note 12 to the consolidated financial statements in Item 14 of this Report is amended to correct typographical errors and Exhibit 10.16 Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and the Registrant is being filed with this Report.



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

       The following tabulation reflects the percentage of net sales of the product segments of the Registrant for the last three fiscal years.




                                               APRIL 30,
                                  -----------------------------------
                                     1998        1999        2000
                                     ----        ----        ----
        Electronic                   83.4%        77.9%       74.0%
        Optical Subsystems
          and Components              8.9         14.7        20.1
        Other                         7.7          7.4         5.9




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


Dated:  August 11, 2000

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


Years Ended April 30, 2000, 1999 and 1998



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


       LONG-LIVED ASSETS. The Company periodically reviews long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value.


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


       In April 1999, the Company made the decision to exit the printed circuit industry and divest its two board manufacturing facilities. In the fourth quarter of fiscal 1999 the Company recorded a non-recurring charge of $3,100,000 or $1,860,000 net of tax benefits for the costs associated with the exit of the business. The charge was comprised of $1,540,000 for the write-down of the plant and equipment with a carrying value of $4,700,000 to their fair value, $600,000 for additional environmental costs directly associated with the decision to close the operations, and approximately $960,000 for other exit costs. The write-down for the plant and equipment reflected impairment in their carrying value. The fair value of the plant and equipment was based upon the estimated current value less costs to sell. The Company ceased operating both facilities as of September 30, 1999 and sold the majority of the assets for cash of approximately $3,529,000. At April 30, 2000 an accrual for costs relating to exiting the printed circuit business of $614,000 remained. The Company believes this accrual is adequate for potential losses on remaining printed circuit assets and environmental costs directly associated with closing these operations. Net sales of the Company's printed circuit board businesses were $4,608,000, $12,755,000 and $14,610,000 for fiscal 2000, 1999 and 1998, respectively. Net losses of the businesses were $661,000, $1,061,000 and $119,000 for fiscal 2000, 1999 and 1998, respectively.

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

8.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:



                                                                  2000              1999               1998
                                                                  ----              ----               ----
        Numerator - net income                                $30,887,645       $32,818,906        $35,266,404

        Denominator:
          Denominator for basic earnings per
             share-Weighted-average shares                     35,308,000        35,312,000         35,262,000
               Dilutive potential common shares-
                 Employee stock awards                            236,000            99,000            101,000
                                                              -----------       -----------        -----------
        Denominator for diluted earnings per
             Share-adjusted weighted-average
                 shares and assumed conversions                35,544,000        35,411,000         35,363,000
                                                              ===========       ===========        ===========
        Basic and diluted earnings per share                  $       .87       $       .93        $      1.00
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

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES


12.  SEGMENT INFORMATION (CONTINUED)

       The table below presents information about the Company's reportable segments:


                                                                              FISCAL YEAR 2000
                                                  ---------------------------------------------------------------------------
                                                                    OPTICAL
                                                                  SUBSYSTEMS
                                                  ELECTRONIC     AND COMPONENTS     OTHER        ELIMINATIONS    CONSOLIDATED
                                                  ----------     --------------     -----        ------------    ------------
Net sales to unaffiliated customers              $312,327,000      $84,847,000    $24,972,000                    $422,146,000
Transfers between technology segments                 132,000        2,268,000        996,000    $(3,396,000)               -
                                                 ------------      -----------    -----------    ------------    ------------
                            Total net sales      $312,459,000      $87,115,000    $25,968,000    $(3,396,000)    $422,146,000
                                                 ============      ===========    ===========    ============    ============

Operating income                                  $48,507,000      $12,725,000     $1,112,000                    $ 62,344,000
                                                  ===========      ===========     ==========
Corporate expenses                                                                                                (15,356,000)
                                                                                                                 ============
                     Total operating income                                                                      $ 46,988,000
                                                                                                                 ------------

Depreciation and amortization                     $12,963,000       $3,333,000     $1,537,000                    $ 17,833,000
                                                  ===========       ==========     ==========
Corporate depreciation and amortization                                                                             1,024,000
                                                                                                                 ------------
        Total depreciation and amortization                                                                      $ 18,857,000
                                                                                                                 ============

Identifiable assets                              $171,807,000      $64,395,000    $14,565,000                    $250,767,000
                                                 ============      ===========    ===========
General corporate assets                                                                                           90,206,000
                                                                                                                 ------------
                               Total assets                                                                      $340,973,000
                                                                                                                 ============



                                                                            FISCAL YEAR 1999
                                            -------------------------------------------------------------------------------
                                                                    OPTICAL
                                                                  SUBSYSTEMS
                                               ELECTRONIC        AND COMPONENTS     OTHER       ELIMINATIONS    CONSOLIDATED
                                            ----------------     --------------   -----------   ------------    ------------
Net sales to unaffiliated customers             $314,406,000       $59,248,000   $30,077,000                   $403,731,000
Transfers between technology segments                      -         1,865,000       777,000   $(2,642,000)                -
                                                ------------       -----------   -----------   -----------     ------------
                            Total net sales     $314,406,000       $61,113,000   $30,854,000   $(2,642,000)    $403,731,000
                                                ============       ===========   ===========   ===========     ============
Operating income (loss)                         $ 55,979,000       $11,730,000   $(4,829,000)                  $ 62,880,000
                                                ============       ===========   ===========
Corporate expenses                                                                                              (12,211,000)
                                                                                                               ------------
                     Total operating income                                                                    $ 50,669,000
                                                                                                               ============
Depreciation and amortization                   $ 13,034,000       $ 1,837,000   $ 1,787,000                   $ 16,658,000
                                                ============       ===========   ===========
Corporate depreciation and amortization                                                                           1,077,000
                                                                                                               ------------
        Total depreciation and amortization                                                                    $ 17,735,000
                                                                                                               ============

Identifiable assets                             $178,254,000       $33,497,000   $23,075,000                   $234,826,000
                                                ============       ===========   ===========
General corporate assets                                                                                         81,797,000
                                                                                                               ------------
                               Total assets                                                                    $316,623,000
                                                                                                               ============

                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

12.  SEGMENT INFORMATION (CONTINUED)


                                                                       FISCAL YEAR 1998
                                           -------------------------------------------------------------------------
                                                             OPTICAL
                                                           SUBSYSTEMS
                                             ELECTRONIC   AND COMPONENTS     OTHER      ELIMINATIONS    CONSOLIDATED
                                           -------------  --------------  -----------  --------------  -------------
Net sales to unaffiliated customers         $316,265,000   $33,683,000    $29,352,000                  $379,300,000
Transfers between technology segments                  -       316,000        925,000   $(1,241,000)              -
                                            ------------   -----------    -----------   -----------    ------------
                      Total net sales       $316,265,000   $33,999,000    $30,277,000   $(1,241,000)   $379,300,000
                                            ============   ===========    ===========   ===========    ============
Operating income                            $ 61,803,000   $ 2,646,000    $   689,000                  $ 65,138,000
                                            ============   ===========    ===========
Corporate expenses                                                                                      (11,572,000)
                                                                                                       ------------
               Total operating income                                                                  $ 53,566,000
                                                                                                       ============

Depreciation and amortization               $ 13,772,000   $ 1,460,000    $ 1,550,000                  $ 16,782,000
                                            ============   ===========    ===========
Corporate depreciation and                                                                                  845,000
aaaaamortization amortization                                                                          ------------
amortization amortization
  Total depreciation and amortization                                                                  $ 17,627,000
                                                                                                       ============
Identifiable assets                         $167,406,000   $18,856,000    $21,864,000                  $208,126,000
                                            ============   ===========    ===========
General corporate assets                                                                                 79,404,000
                                                                                                       ------------
                         Total assets                                                                  $287,530,000
                                                                                                       ============


       Information about the Company's operations in different geographic regions is as follows:


                                             2000              1999               1998
                                             ----              ----               ----
         Net Sales:
           United States                 $331,056,000       $310,620,000       $294,886,000
           Asia Pacific                    16,227,000         21,955,000         22,979,000
           Europe                          74,863,000         71,156,000         61,435,000
                                         ------------       ------------       ------------
                                         $422,146,000       $403,731,000       $379,300,000
                                         ============       ============       ============
         Operating Income (Loss):
           United States                 $ 37,187,000       $ 37,710,000       $ 43,529,000
           Asia Pacific                    (1,016,000)         2,880,000            917,000
           Europe                           9,434,000          9,278,000          8,091,000
         Income & expenses
           not allocated to areas           1,383,000            801,000          1,029,000
                                         ------------       ------------       ------------
                                         $ 46,988,000       $ 50,669,000       $ 53,566,000
                                         ============       ============       ============
         Long-Lived Assets:
           United States                 $100,224,000       $ 84,882,000       $ 79,270,000
           Asia Pacific                     9,500,000         11,018,000         15,456,000
           Europe                          36,281,000         36,368,000         33,333,000
                                         ------------       ------------       ------------
                                         $146,005,000       $132,268,000       $128,059,000
                                         ============       ============       ============


                   METHODE ELECTRONICS, INC. AND SUBSIDIARIES

13.    SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2000.


                                                               FISCAL YEAR 2000
                                                                 QUARTER ENDED
                                            JULY 31         OCTOBER 31       JANUARY 31         APRIL 30
                                          -----------     -------------    -------------      ------------
         Net sales                        $98,607,614      $104,359,937     $102,022,877      $117,155,246
         Gross profit                      24,495,714        24,100,528       23,995,371        27,749,073
         Net income                         8,453,898         5,403,310        7,352,775         9,677,662
         Net income per
           Common Share                          0.24              0.15             0.21              0.27


                                                                    FISCAL YEAR 1999
                                                                     QUARTER ENDED
                                                 JULY 31        OCTOBER 31       JANUARY 31        APRIL 30
                                              ------------    -------------     ------------     ------------
         Net sales                             $87,961,397     $107,875,915     $ 96,387,118     $111,506,101
         Gross profit                           22,519,987       27,120,224       23,410,967       27,361,282
         Provision for exiting
           printed circuit business
            (see Note 3)                                 -                -                -        3,100,000
         Net income                              7,677,390        9,187,753        7,122,426        8,831,337
         Net income per
          Common Share                                0.22             0.26             0.20             0.25

                                INDEX TO EXHIBITS

     Exhibit
     Number                                           Description
     ------                                           -----------
        3.1         Certificate of Incorporation of Registrant, as amended and currently in effect (1)
        3.2         Bylaws of Registrant, as amended and currently in effect (1)
        4.1         Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
       10.1         Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977 (2)*
       10.2         Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1(2)*
       10.3         Methode Electronics, Inc. Employee Stock Ownership Trust (2)*
       10.4         Methode Electronics, Inc. Employee Stock Ownership Trust -- Amendment No.1 (2)*
       10.5         Methode Electronics, Inc. Incentive Stock Award Plan (3)*
       10.6         Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)*
       10.7         Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
       10.8         Methode Electronics, Inc. Capital Accumulation Plan (4)*
       10.9         Incentive Stock Award Plan for Non-Employee Directors (5)*
       10.10        Methode Electronics, Inc. 401(k) Savings Plan (5)*
       10.11        Methode Electronics, Inc. 401(k) Saving Trust (5)*
       10.12        Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common
                    Stock Bonus Plan (6)
       10.13        Methode Electronics, Inc. 1997 Stock Plan (7)
       10.14        Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (8)
       10.15        Form of Initial Public Offering and Distribution Agreement between
                    Stratos Lightwave, Inc. and Registrant (8)
       10.16        Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant
        21          Subsidiaries of the Registrant (8)
       23.1         Consent of Ernst & Young LLP
        27          Financial Data Schedule (8)

       (1)          Previously filed with Registrant's Form S-3 Registration
                    Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.
       (2)          Previously filed with Registrant's Form S-8 Registration Statement No. 2-60613  and
                    incorporated herein by reference.
       (3)          Previously filed with Registrant's Registration Statement No. 2-92902 filed August
                    23, 1984, and incorporated herein by reference.
       (4)          Previously filed with Registrant's Form 10-Q for three months ended January 31,
                    1994, and incorporated herein by reference.
       (5)          Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
       (6)          Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and
                    incorporated herein by reference.
       (7)          Previously filed with Registrant's Statement No. 333-49671 and incorporated herein by reference.
       (8)          Previously filed with Registrant's Form 10-K for the year ended April 30, 2000, and incorporated herein by reference.
                    *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.