Form 10-Q
period 2000-07-31
METHODE ELECTRONICS INC
filed 2000-09-14
CIK 65270

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended July 31, 2000
or
	/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)
Delaware	36-2090085

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7401 West Wilson Avenue, Harwood Heights, Illinois	60706

(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (708) 867-6777
None

(Former name, former address, former fiscal year, if changed since last report)

    At September 8, 2000, Registrant had 34,618,691 shares of Class A Common Stock and 1,102,015 shares of Class B Common Stock outstanding.

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
Condensed consolidated balance sheets July 31, 2000 and April 30, 2000
Condensed consolidated statements of income — Three months ended July 31, 2000 and 1999
Condensed consolidated statements of cash flows — Three months ended July 31, 2000 and 1999
Notes to condensed consolidated financial statements — July 31, 2000
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
PART II. OTHER INFORMATION
Item 6.	Exhibits and reports on Form 8-K
SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	July 31, 2000	April 30, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$226,055,534	$29,427,165
Accounts receivable — net	82,874,124	79,408,485
Inventories:
Finished products	10,807,238	8,628,565
Work in process	34,295,587	31,284,601
Materials	20,420,742	19,004,222

	65,523,567	58,917,388
Current deferred income taxes	6,300,000	6,300,000
Prepaid expenses	2,993,408	4,532,621

TOTAL CURRENT ASSETS	383,746,633	178,585,659
PROPERTY, PLANT AND EQUIPMENT	234,983,287	225,495,330
Less allowance for depreciation	134,519,680	129,648,793

	100,463,607	95,846,537
GOODWILL — net	51,630,084	49,227,870
OTHER ASSETS	16,631,307	17,312,985

	$552,471,631	$340,973,051

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$35,163,988	$32,565,484
Other current liabilities	29,214,412	21,758,840

TOTAL CURRENT LIABILITIES	64,378,400	54,324,324
OTHER LIABILITIES	2,785,389	3,685,766
DEFERRED COMPENSATION	7,424,322	8,218,655
MINORITY INTEREST	40,343,225	911,818
SHAREHOLDERS' EQUITY
Common Stock	18,039,816	18,014,426
Paid in capital	184,799,211	27,983,589
Retained earnings	245,671,786	238,898,436
Other shareholders' equity	(10,970,518)	(11,063,963)

	437,540,295	273,832,488

	$552,471,631	$340,973,051

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	Three Months Ended July 31,
	2000	1999
INCOME:
Net sales	$115,095,154	$98,607,614
Other	2,718,141	2,013,133

Total	117,813,295	100,620,747
COSTS AND EXPENSES:
Cost of products sold	89,607,946	74,111,900
Selling and administrative expenses	14,564,310	13,365,123

Total	104,172,256	87,477,023

Income before income taxes and minority interest	13,641,039	13,143,724
Provision for income taxes	4,775,000	4,650,000
Provision for minority interest	312,081	39,826

NET INCOME	$8,553,958	$8,453,898

Basic and diluted earnings per Common Share	$0.24	$0.24
Cash dividends per Common Share	$0.05	$0.05
Weighted average number of Common Shares outstanding:
Basic	35,501,000	35,262,000
Diluted	35,762,000	35,443,000

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

	Three Months Ended July 31,
	2000	1999
OPERATING ACTIVITIES
Net income	$8,553,958	$8,453,898
Provision for depreciation and amortization	5,183,813	4,601,076
Changes in operating assets and liabilities	680,627	11,605,503
Other	89,997	964,263

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,508,395	25,624,740
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,688,955)	(5,763,700)
Acquisitions	(2,956,510)
Other	630,629	326,509

NET CASH USED IN INVESTING ACTIVITIES	(12,014,836)	(5,437,191)
FINANCING ACTIVITIES
Proceeds of IPO of subsidiary common stock	194,905,900
Options exercised	932,943
Dividends	(1,780,608)	(1,774,311)
Other	76,575	(1,350,450)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	194,134,810	(3,124,761)

INCREASE IN CASH AND CASH EQUIVALENTS	196,628,369	17,062,788
Cash and cash equivalents at beginning of period	29,427,165	22,764,887

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$226,055,534	$39,827,675

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2000

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $8,242,000 and $8,972,000 for the first quarters of fiscal 2001 and 2000.

2.  STRATOS LIGHTWAVE INITIAL PUBLIC OFFERING

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

    In the first quarter of fiscal 2001 Stratos issued 10,062,500 shares of common stock in an initial public offering. After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding. Proceeds from the offering totaled $196,500,000 net of underwriting discounts and commissions. In addition to general corporate purposes, uses of proceeds to date by Stratos include a payment of $2,957,000 to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for additional purchase price in connection with Stratos' purchase of its Stratos Lightwave-Florida subsidiary, repayment of $2.7 million of advances from one of the Company's subsidiaries, and $333,000 for repayment of a note assumed in connection with the acquisition of Stratos Ltd. The remainder of the proceeds will be used for Stratos' general corporate purposes, including working capital, capital expenditures and research and development.

    It is the Company's intention to distribute, at a later date, all of the shares of Stratos common stock it owns to its stockholders contingent upon receiving a ruling from the Internal Revenue Service that such a distribution would be tax-free to the Company and its stockholders. Cash of $189,451,000 and other net assets of $60,274,000 at July 31, 2000 would be included in such distribution and therefore not available for the Company's unrestricted use. For purposes of governing certain of the ongoing relationships between the Company and Stratos at and after the separation and to provide for an orderly transition, the Company and Stratos entered into various agreements to provide corporate and infrastructure services. The agreements govern individual transitional services as requested by Stratos or the Company, of the other party. Such services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement shall be one year (provision for extension exists) unless earlier terminated.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

July 31, 2000

3.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2000	1999
Numerator — net income	$8,553,958	$8,453,898

Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	35,501,000	35,262,000
Dilutive potential Common Shares — Employee stock options and stock awards	261,000	181,000

Denominator for diluted earnings per share — Adjusted weighted-average shares and assumed conversions	35,762,000	35,443,000

Basic and diluted earnings per share	$0.24	$0.24

    Options to purchase 22,800 shares of Common Stock at a weighted-average option price of $49.97 per share were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive.

4.  SEGMENT INFORMATION

    The Company is managed on a technology product basis with those technology segments being Electronic, Optical Subsystems and Components and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical Systems and Components segment principally employ light to control and convey signals. The Company's businesses that manufacture multi-layer printed circuit board and bus systems as well as its independent test laboratories are included in the Other segment. The Company exited the printed circuit board business in September 1999.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

July 31, 2000

4.  SEGMENT INFORMATION — Continued

    The table below presents information about the Company's reportable segments:

	Three Months Ended July 31, 2000
	Electronic	Optical Subsystems and Components	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$79,263,000	$31,690,000	$4,142,000		$115,095,000
Transfers between technology segments		267,000	195,000	$(462,000)	—

Total net sales	$79,263,000	$31,957,000	$4,337,000	$(462,000)	$115,095,000

Income before income taxes	$12,363,000	$3,447,000	$367,000		$16,177,000

Corporate expenses					(2,848,000)

Total income before income taxes					$13,329,000

	Three Months Ended July 31, 1999
	Electronic	Optical Subsystems and Components	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$73,810,000	$17,345,000	$7,453,000		$98,608,000
Transfers between technology segments	8,000	473,000	219,000	$(700,000)	—

Total net sales	$73,818,000	$17,818,000	$7,672,000	$(700,000)	$98,608,000

Income (loss) before income taxes	$12,498,000	$2,685,000	$(245,000)		$14,938,000

Corporate expenses					(1,834,000)

Total income before income taxes					$13,104,000

5.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's business is managed on a technology product basis, with those technology segments being Electronic, Optical Subsystems and Components and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical Subsystems and Components segment principally employ light to control and convey signals. The Other segment includes manufacturers of multi-layer printed circuit boards and bus systems as well as independent laboratories which provide services for qualification testing and certification of electronic and optical components. The Company exited the printed circuit business in September 1999.

    As described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K filed for the year ended April 30, 2000, substantially all of the Optical Subsystems and Components segment was transferred to the Company's newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 27, 2000, Stratos issued shares of common stock in an initial public offering. The Company owns 84.3% of Stratos' common stock outstanding. It is the Company's intention to distribute, at a later date, all of the shares of Stratos common stock it owns to its stockholders contingent upon receiving a ruling from the Internal Revenue Service that such a distribution would be tax-free to the Company and its stockholders.

Results Of Operations

    The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,
	2000	1999
Income:
Net sales	100.0%	100.0%
Other	2.4	2.0

	102.4	102.0
Costs and expenses:
Cost of products sold	77.9	75.2
Selling and administrative expenses	12.6	13.6

Income Before Income Taxes and Minority Interest	11.9	13.2
Income taxes	4.2	4.7
Minority interest	0.3	0.0

Net Income	7.4%	8.5%

    Net sales.  Consolidated net sales increased 17% to $115,095,000 in fiscal 2001 from $98,608,000 in fiscal 2000. Net sales of the Electronic segment, which represented 69% of consolidated net sales in fiscal 2001 and 75% in fiscal 2000, increased to $79,263,000 in fiscal 2001 from $73,810,000 in fiscal 2000. Sales to the automotive industry, which represented 65% and 69% of Electronic segment net sales in 2001 and 2000, grew by 1% in fiscal 2001. Connector and interconnect devices targeted for the telecommunications and computer markets experienced a solid sales recovery as compared to a year ago, with improvement at every location. Duel, the leading manufacturer of PCMCIA packaging for the computer and wireless markets, and Methode Singapore and Adam Technologies, providers of a diverse range of interconnect devices for multi-nationals, all reported solid improvement with a combined sales increase of 30%.

    Net sales of the Optical Subsystems and Components segment represented 28% of consolidated net sales in fiscal 2001 and 18% of consolidated net sales in fiscal 2000. Optical Subsystems and Components segment net sales increased 83% to $31,690,000 in fiscal 2001 from $17,345,000 in fiscal 2000. Of this $14,345,000 increase, $7,148,000 is from an increase in net sales of optical subsystems and $7,197,000 is from an increase in net sales of optical components. The increase in net sales of optical subsystems was primarily due to an increase in sales of Stratos' line of embedded and removable transceivers in a variety of wavelengths and form factors. The increase in sales of optical components was primarily due to an increase in sales of optical backplane connectors and cable assemblies.

    Net sales of the Other segment, principally current carrying bus devices, test laboratories and in fiscal 2000, printed circuit boards, declined 44% to $4,142,000 in fiscal 2001 from $7,453,000 in fiscal 2000. The Company exited the printed circuit board business in September of fiscal 2000, which accounted for $2,541,000 of the decrease. A decline in net sales of current carrying bus devices of 25% contributed to the net sales decrease experienced in the fiscal 2001 first quarter.

    Other income.  Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties and interest income on short-term investments. The increase in other income in fiscal 2001 was primarily the result of $917,000 of interest earned from the investment of the cash proceeds of Stratos' initial public offering offset in part by a $391,000 decrease in license fees related to Stratos' optoelectronic patents. License fees consist of both fixed scheduled payments and contingent payments based on sales volumes of licensed products.

    Cost of sales.  Cost of goods sold as a percentage of net sales was 78% in fiscal 2001 compared with 75% in fiscal 2000.

    Gross margins of the Electronic segment decreased to 23% in fiscal 2001 from 24% in fiscal 2000. Gross margins on sales to the automotive industry were down two percentage points from year to year. Duel Systems, Methode Singapore and Adam Technologies all showed significant margin improvement primarily the result of increased sales volume.

    Gross margins of the Optical Subsystems and Components segment decreased to 21% in fiscal 2001 from 30% in fiscal 2000. Fiscal 2001 cost of sales includes an increase of approximately $425,000 in material and overhead costs related to major product development projects and approximately $535,000 of additional personnel costs dedicated to research and development. Fiscal 2001 also included start-up and unusual expenses related to Stratos' recently acquired Stratos Micro Systems and Bandwidth Semiconductor subsidiaries. The Optical Subsystems and Components segment also experienced declines in the average unit prices for its products.

    Gross margins of the Other segment improved to 24% in fiscal 2001 from 17% in fiscal 2000. This improvement was primarily the result of exiting the printed circuit business.

    Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 13% in fiscal 2001 and 14% in fiscal 2000. The decrease was primarily due to the increase in sales volume.

    Income taxes.  The effective income tax rates were 35% in both fiscal 2001 and 2000. The effective income tax rates for both years reflect the effects of lower tax rates from foreign operations, offset by state income taxes.

Financial Condition, Liquidity And Capital Resources

    Net cash provided by operating activities was $14,508,000 in the first quarter fiscal 2001, down substantially from the $25,625,000 provided during the year-ago period. The decrease in cash provided by operations in 2001 was primarily the result of increased working capital requirements to support increased sales volume.

    Net cash used in investing activities was $12,015,000 in the three months ended July 31, 2000 compared with $5,437,000 for the year-ago period. Capital expenditures for property, plant and equipment increased to $9,689,000 from $5,764,000. In addition, net cash used in investing activities in fiscal 2001 includes a payment of $2,957,000 to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for the additional purchase price in connection with Stratos' purchase of its Stratos Lightwave-Florida subsidiary. The Company had no material commitments for capital expenditures as of July 31, 2000, but expects these expenditures to total approximately $35,000,000 in fiscal 2001 primarily for equipment, furniture and leasehold and facility improvements.

    Net cash provided by financing activities in the first quarter of fiscal 2001 includes net proceeds of $194,906,000, after related expenses, from initial public offering (IPO) of 16% of the common stock of the Company's newly formed subsidiary, Stratos Lightwave, Inc. The proceeds from this IPO are available only to Stratos and will be retained by Stratos after the proposed spin-off.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from July 31, 2000 levels.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant dated as of June 23, 2000 (9)
10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977 (2)*
10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No. 1 (2)*
10.3	Methode Electronics, Inc. Employee Stock Ownership Trust (2)*
10.4	Methode Electronics, Inc. Employee Stock Ownership Trust — Amendment No. 1 (2)*
10.5	Methode Electronics, Inc. Incentive Stock Award Plan (3)*
10.6	Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)*
10.7	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8	Methode Electronics, Inc. Capital Accumulation Plan (4)*
10.9	Incentive Stock Award Plan for Non-Employee Directors (5)*
10.10	Methode Electronics, Inc. 401(k) Savings Plan (5)*
10.11	Methode Electronics, Inc. 401(k) Saving Trust (5)*
10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan (6)
10.13	Methode Electronics, Inc. 1997 Stock Plan (7)
10.14	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (8)
10.15	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant (8)
10.16	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (8)
27	Financial Data Schedule
(1)	Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.
(2)	Previously filed with Registrant's Form S-8 Registration Statement No. 2-60613 and incorporated herein by reference.
(3)	Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(4)	Previously filed with Registrant's Form 10-Q for three months ended January 31, 1994, and incorporated herein by reference.
(5)	Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6)	Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and incorporated herein by reference.

(7)	Previously filed with Registrant's Statement No. 333-49671 and incorporated herein by reference.
(8)	Previously filed with Registrant's Form 10-K for the year ended April 30, 2000, and incorporated herein by reference.
(9)	Previously filed with Registrant's Form 8-K filed July 7, 2000, and incorporated herein by reference.

    *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

    (b)  Reports on Form 8-K

    The Company filed a report on Form 8-K on July 7, 2000 reporting that the Board of Directors adopted a stockholders rights plan on June 23, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.
By:	/s/ KEVIN J. HAYES Kevin J. Hayes Chief Financial Officer

Dated: September 14, 2000

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
  CONDENSED CONSOLIDATED BALANCE SHEETS METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  METHODE ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 2000
  METHODE ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued July 31, 2000
  METHODE ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued July 31, 2000
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES