Form 10-Q
period 2000-10-31
METHODE ELECTRONICS INC
filed 2000-12-14
CIK 65270

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the quarterly period ended October 31, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter.)

Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)  (708) 867-6777

None
(Former name, former address, former fiscal year, if changed since last report)

    At December 7, 2000, Registrant had 34,633,182 shares of Class A Common Stock and 1,096,063 shares of Class B Common Stock outstanding.

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
Condensed consolidated balance sheets October 31, 2000 and April 30, 2000
Condensed consolidated statements of income — Three and Six months ended October 31, 2000 and 1999
Condensed consolidated statements of cash flows — Six months ended October 31, 2000 and 1999
Notes to condensed consolidated financial statements — October 31, 2000
Item 2.	Management's discussion and analysis of financial condition and results of operations
Item 3.	Quantitative and qualitative disclosures about market risk
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Submission of matters to a vote of security holders
Item 6.	Exhibits and reports on Form 8-K

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands)

	October 31, 2000	April 30, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$205,379	$29,427
Accounts receivable — net	101,553	79,408
Inventories:
Finished products	10,060	8,628
Work in process	29,590	31,285
Materials	33,769	19,004

	73,419	58,917
Current deferred income taxes	6,300	6,300
Prepaid expenses	3,621	4,533

TOTAL CURRENT ASSETS	390,272	178,585
PROPERTY, PLANT AND EQUIPMENT	249,072	225,495
Less allowance for depreciation	137,701	129,648

	111,371	95,847
GOODWILL — net	51,192	49,228
OTHER ASSETS	17,031	17,313

	$569,866	$340,973

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$44,725	$32,565
Other current liabilities	31,065	21,759

TOTAL CURRENT LIABILITIES	75,790	54,324
OTHER LIABILITIES	2,717	3,686
DEFERRED COMPENSATION	7,697	8,219
MINORITY INTEREST	40,981	912
SHAREHOLDERS' EQUITY
Common Stock	18,081	18,014
Paid in capital	185,564	27,984
Retained earnings	252,944	238,898
Other shareholders' equity	(13,908)	(11,064)

	442,681	273,832

	$569,866	$340,973

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
INCOME:
Net sales	$127,603	$104,360	$242,699	$202,968
Other	875	1,070	2,154	2,699

Total	128,478	105,430	244,853	205,667
COSTS AND EXPENSES:
Cost of products sold	100,720	80,259	190,328	154,371
Selling and administrative expenses	16,388	17,306	30,968	30,610

Total	117,108	97,565	221,296	184,981

Income from operations	11,370	7,865	23,557	20,686
Interest, net	3,016	328	4,407	573
Other, net	265	97	328	159

Income before income taxes and minority interest	14,651	8,290	28,292	21,418
Provision for income taxes	4,900	2,860	9,675	7,510
Minority interest	693	27	1,005	51

NET INCOME	$9,058	$5,403	$17,612	$13,857

Earnings per Common Share:
Basic	$0.25	$0.15	$0.50	$0.39
Diluted	$0.25	$0.15	$0.49	$0.39
Cash dividends per
Common Share	$0.05	$0.05	$0.10	$0.10
Weighted average number of
Common Shares outstanding:
Basic	35,596	35,283	35,550	35,271
Diluted	35,891	35,471	35,828	35,456

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

	Six Months Ended October 31,
	2000	1999
OPERATING ACTIVITIES
Net income	$17,612	$13,857
Provision for depreciation and amortization	10,590	9,476
Changes in operating assets and liabilities	(13,982)	5,248
Other	1,328	3,622

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,548	32,203
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,406)	(15,406)
Acquisitions	(2,957)
Other	(2,196)	(744)

NET CASH USED IN INVESTING ACTIVITIES	(31,559)	(16,150)
FINANCING ACTIVITIES
Proceeds of IPO of subsidiary common stock	194,163
Dividends	(3,567)	(3,549)
Other	1,367	(242)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	191,963	(3,791)

INCREASE IN CASH AND CASH EQUIVALENTS	175,952	12,262
Cash and cash equivalents at beginning of period	29,427	22,765

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,379	$35,027

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

OCTOBER 31, 2000

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $6.0 million and $5.4 million for the second quarters of fiscal 2001 and 2000, and $14.3 million and $14.4 million for the six months ended October 31, 2000 and 1999.

2. STRATOS LIGHTWAVE INITIAL PUBLIC OFFERING

    As of May 28, 2000 the Company contributed and transferred to its then wholly-owned subsidiary, Stratos Lightwave, Inc. (Stratos), all of the assets and liabilities of its optoelectronics and fiber optic divisions and all of the capital stock and equity interest held by the Company in certain other subsidiaries that conducted the majority of its optical products business, pursuant to a master separation agreement. The optical products business transferred to Stratos represented approximately 95% of the total assets and 85% of sales for the Optical Subsystems and Components segment at October 31, 2000 and the six months then ended.

    In the first quarter of fiscal 2001 Stratos issued 10,062,500 shares of common stock in an initial public offering. After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding. Proceeds from the offering totaled $194.2 million net of expenses. In addition to general corporate purposes, uses of proceeds to date by Stratos include $17.8 million for the purchase of equipment and facilities, a payment of $3 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for additional purchase price in connection with Stratos' purchase of its Stratos Lightwave-Florida subsidiary, repayment of $2.7 million of advances from one of the Company's subsidiaries, and $333,000 for repayment of a note assumed in connection with the acquisition of Stratos Ltd. The remainder of the proceeds will be used for Stratos' general corporate purposes, including working capital, capital expenditures and research and development.

    It is the Company's intention to distribute, at a later date, all of the shares of Stratos common stock it owns to its stockholders contingent upon receiving a ruling from the Internal Revenue Service that such a distribution would be tax-free to the Company and its stockholders. Cash of $171.3 million and other net assets of $81.8 million at October 31, 2000 would be included in such distribution and therefore not available for the Company's unrestricted use. For purposes of governing certain of the ongoing relationships between the Company and Stratos at and after the separation and to provide for an orderly transition, the Company and Stratos entered into various agreements to provide corporate and infrastructure services. The agreements govern individual transitional services as requested by Stratos or the Company, of the other party. Such services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement shall be one year (provision for extension exists) unless earlier terminated.

3. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
	(in thousands, except per share amounts)
Numerator — net income	$9,058	$5,403	$17,612	$13,857

Denominator:
Denominator for basic earnings per share — Weighted — average shares outstanding	35,596	35,283	35,550	35,271
Dilutive potential Common Shares — Employee stock options and stock awards	295	188	278	185

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	35,891	35,471	35,828	35,456

Earnings per Common Share:
Basic	$0.25	$0.15	$0.50	$0.39

Diluted	$0.25	$0.15	$0.49	$0.39

    Options to purchase 66,050 shares of Common Stock at a weighted-average option price of $48.87 per share were not included in the computation of diluted earnings per share for the three and six-month periods ended October 31, 2000 because the option exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive.

4. SEGMENT INFORMATION

    The Company is managed on a technology product basis with those technology segments being Electronic, Optical Subsystems and Components, and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to connect, control and convey signals. The business units whose results are identified in the Optical Subsystems and Components segment principally employ light to convert and convey electronic signals. The Company's businesses that manufacture multi-layer printed circuit board and bus systems as well as its independent test laboratories are included in the Other segment. The Company exited the printed circuit board businesses at the end of the second quarter of fiscal 2000.

    The table below presents information about the Company's reportable segments (in thousands):

	Three Months Ended October 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$85,053	$37,892	$4,658		$127,603
Transfers between technology segments	1	1,100	45	$(1,146)	—

Total net sales	$85,054	$38,992	$4,703	$(1,146)	$127,603

Income before income taxes	$10,234	$5,931	$513		$16,678
Corporate expenses					(2,720)

Total income before income taxes					$13,958

	Three Months Ended October 31, 1999
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$77,428	$19,472	$7,460		$104,360
Transfers between technology segments	12	545	329	$(886)	—

Total net sales	$77,440	$20,017	$7,789	$(886)	$104,360

Income before income taxes	$10,282	$1,054	$155		$11,491
Corporate expenses					(3,228)

Total income before income taxes					$8,263

	Six Months Ended October 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$164,316	$69,582	$8,801		$242,699
Transfers between technology segments	17	1,801	88	$(1,906)	—

Total net sales	$164,333	$71,383	$8,889	$(1,906)	$242,699

Income before income taxes	$22,597	$9,378	$880		$32,855
Corporate expenses					(5,568)

Total income before income taxes					$27,287

	Six Months Ended October 31, 1999
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$151,238	$36,817	$14,913		$202,968
Transfers between technology segments	20	1,018	548	$(1,586)	—

Total net sales	$151,258	$37,835	$15,461	$(1,586)	$202,968

Income (loss) before income taxes	$22,780	$3,739	$(90)		$26,429
Corporate expenses					(5,062)

Total income before income taxes					$21,367

5. RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the presentation in the current year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's business is managed on a technology product basis, with those technology segments being Electronic, Optical Subsystems and Components and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical Subsystems and Components segment principally employ light to control and convey signals. The Other segment includes manufacturers of multi-layer printed circuit boards and bus systems as well as independent laboratories, which provide services for qualification testing, and certification of electronic and optical components. The Company exited the printed circuit business in September 1999.

    As described in Note 2 to the condensed consolidated financial statements, substantially all of the Optical Subsystems and Components segment was transferred to the Company's newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 27, 2000, Stratos issued shares of common stock in an initial public offering. The Company owns 84.3% of Stratos' common stock outstanding. It is the Company's intention to distribute, at a later date, all of the shares of Stratos common stock it owns to its stockholders contingent upon receiving a ruling from the Internal Revenue Service that such a distribution would be tax-free to the Company and its stockholders.

Results of Operations

    The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.7	1.0	0.9	1.3

	100.7	101.0	100.9	101.3
Costs and expenses:
Cost of products sold	78.9	76.9	78.4	76.1
Selling and administrative expenses	12.9	16.6	12.7	15.1

Income from operations	8.9	7.5	9.8	10.1
Interest, net	2.3	0.3	1.8	0.3
Other, net	0.2	0.1	0.1	0.1

Income Before Income Taxes and Minority Interest	11.4	7.9	11.7	10.5
Income taxes	3.8	2.7	4.0	3.7
Minority interest	0.5	0.0	0.4	—

Net Income	7.1%	5.2%	7.3%	6.8%

    Net sales.  Consolidated net sales in the second quarter increased 22% to $127.6 million in fiscal 2001 from $104.4 million in fiscal 2000. Consolidated net sales for the six months ended October 31, 2000 increased 20% to $242.7 million from $203.0 million for the same period last year.

    Net sales of the Electronic segment increased 10% to $85.1 million in the second quarter of fiscal 2001 from $77.4 million in fiscal 2000. Electronic segment net sales for the six months ended October 31, 2000 increased 9% to $164.3 million from $151.2 million for the same period last year. Electronic segment net sales represented 67% and 68% of consolidated net sales for the quarter and six months ended October 31, 2000 compared with 74% and 75% for the comparable periods last year.

Net sales to the automotive industry which represented 65% of the Electronic segment net sales in both the second quarter and six months ended October 31, 2000, down from 68% and 69% last year, increased 4% for the quarter and 3% for the six months ended October 31, 2000 from the comparable periods last year. Connector and interconnect devices targeted for the telecommunications and computer markets experienced a solid sales recovery in both the three-month and six-month periods as compared to a year ago. Duel Systems, the leading manufacturer of PCMCIA packaging for the computer and wireless markets, and Methode Singapore and Adam Technologies, providers of a diverse range of interconnect devices for multi-nationals, all reported solid improvement with a combined sales increase of 36% for the quarter and 33% year to date.

    Net sales of the Optical Subsystems and Components segment for the second quarter of fiscal 2001 increased to $37.9 million from $19.5 million a year ago. Net sales for the six-month period ended October 31, 2000 increased 89% over the same period a year ago to $69.6 million from $36.8 million. Of the $18.4 million increase in the second quarter, $12.2 million is from an increase in net sales of optical subsystems and $6.2 million is from an increase in net sales of optical components. Net sales of optical subsystems and optical components increased $19.3 million and $13.5 million, respectively, in the six months ended October 31, 2000 over the comparable period last year. The increase in net sales of optical subsystems during the three and six-month periods ended October 31, 2000 was primarily due to an increase in sales of embedded and removable transceivers in a variety of wavelengths and form factors. The increase in net sales of optical components was primarily due to increased sales of optical backplane connectors and cable assemblies.

    Net sales of the Other segment, principally current carrying bus devices, test laboratories and in fiscal 2000, printed circuit boards, declined 37% to $4.7 million in the second quarter of fiscal 2001 from $7.5 million in fiscal 2000. Other segment net sales for the six-month period declined 41% to $8.8 from $14.9 million last year. The Company exited the printed circuit board business in September of fiscal 2000, which accounted for $2.1 million of the decrease in the quarter and $4.6 million in the six-month period. A decline in net sales of current carrying bus devices of 14% in the quarter and 19% in the six-month period also contributed to the net sales decrease experienced in fiscal 2001.

    Other income.  Other income consisted primarily of license fees and royalties and earnings from the Company's automotive joint venture. The decrease in the quarter and six-month period ended October 31, 2000 was primarily the result of reduced earnings from the joint venture. License fees consist of both fixed scheduled payments and contingent payments based on sales volumes of licensed products.

    Cost of sales.  Cost of goods sold as a percentage of net sales was 79% for the quarter and 78% for the six-month period in fiscal 2001 compared with 77% and 76% in fiscal 2000.

    Gross margins of the Electronic segment decreased to 20% for the quarter and 21% for the six-month period in fiscal 2001 from 24% for both periods in fiscal 2000. Gross margins on sales to the automotive industry were down significantly from year to year due to both higher material and labor content. Start-up costs for our Reynosa, Mexico plant ran approximately $1.3 million higher than anticipated for the quarter. Also, the Carthage and Golden, Illinois plants launched over 30 new automotive product lines this fiscal year compared to five new product launches in fiscal 2000. This aggressive launch schedule resulted in higher than anticipated operating expenses for these products. Finally, an intense United Auto Workers (UAW) organizing campaign affected productivity levels at both the Carthage and Golden plants. The UAW withdrew its organizing petition on November 14, 2000. Margins for the Company's electrical cable assembly operation improved significantly in the current year periods as losses experienced during its consolidation and reorganization last year have been stopped and the business is now modestly profitable. Duel Systems, Methode Singapore and Adam Technologies all showed significant margin improvement for both the quarter and six-month period primarily as a result of increased sales volume.

    Gross margins of the Optical Subsystems and Components segment increased to 24% in the three months ended October 31, 2000 from 22% in the three months ended October 31, 1999. The increase reflects the Company's ability to maintain or increase the average unit prices for its products. The gross margin percentage for the six months ended October 31, 2000 decreased to 23% from 26% for the prior year period. Additional product development expenses incurred related to Stratos' recently acquired Stratos Lightwave Florida and Bandwidth Semiconductor subsidiaries adversely affected the gross margin three percentage points during both the three and six-month periods ended October, 31, 2000. Stratos Lightwave Florida adversely affected gross margins approximately one-half percentage point in the comparable periods in fiscal 2000.

    Gross margins of the Other segment improved to 22% for the quarter and 23% for the six-month period in fiscal 2001 from 15% and 16% in fiscal 2000. This improvement was the result of exiting the printed circuit business.

    Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 13% for both the quarter and six-month period in fiscal 2001 compared to 17% and 15% in fiscal 2000. The second quarter of fiscal 2000 included a $3 million provision for a bad debt related to the bankruptcy of a large automotive safety system supplier accounting for the majority of this decrease. The balance of the decrease was primarily due to the increase in sales volume.

    Interest income, net.  Interest income, net of interest expense, increased to $3 million for the quarter and $4.4 million in the six-month period ended October 31, 2000 from $0.3 million and $0.6 million for the comparable periods last year. The increase was primarily the result of earnings from the investment of the cash proceeds of Stratos' initial public offering.

    Income taxes.  The effective income tax rates were 33% for the quarter and 34% for the six-month period in fiscal 2001 and 35% in both periods in fiscal 2000. The effective income tax rates for both years reflect the effects of lower tax rates from foreign operations, offset by state income taxes, and in the second quarter of fiscal 2001, the impact of tax-exempt earnings on short-term cash investments at Stratos Lightwave, Inc.

Financial Condition, Liquidity and Capital Resources

    Net cash provided by operating activities was $15.5 million in the first six months of fiscal 2001, down from the $32.2 million provided during the year-ago period. The decrease in cash provided by operations in 2001 was primarily the result of increased working capital requirements to support increased sales volume.

    Net cash used in investing activities was $31.6 million in the six months ended October 31, 2000 compared with $16.2 million for the year-ago period. Capital expenditures for property, plant and equipment increased to $26.4 million from $15.4 million. The increase in capital expenditures is the result of capacity expansion by Stratos Lightwave, Inc. to meet the growing demand for its products. In addition, net cash used in investing activities in fiscal 2001 includes a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for the additional purchase price in connection with Stratos' purchase of its Stratos Lighwave-Florida subsidiary.

    Net cash provided by financing activities in the first quarter of fiscal 2001 includes net proceeds of $194.2 million, after related expenses, from the initial public offering (IPO) of 15.7% of the common stock of the Company's newly formed subsidiary, Stratos Lightwave, Inc. The proceeds from this IPO are available only to Stratos and will be retained by Stratos after the proposed spin-off.

    The Company's future capital requirements will depend on a number of factors, including its future net sales and the timing and rate of expansion of its business. The Company believes its current cash balances together with the cash flow expected to be generated from its future operations will be sufficient to meet its cash needs for working capital and capital expenditures for the next 12 months.

Cautionary Statement

    Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. The Company's financial results will be subject to many of the same risks that apply to the automotive, computer and telecommunication industries, such as general economic conditions, interest rates, consumer spending patterns and technological change. Other factors which may result in materially different results for future periods include market growth; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company's Form 10-K and other reports filed with the Securities and Exchange Commission. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira, British pound and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from October 31, 2000 levels.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Methode and Stratos are plaintiffs in three lawsuits relating to Stratos' intellectual property rights. The first lawsuit was filed by Methode in April 1999 in the United States District Court for the Northern District of Illinois and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. In August 1999, the lawsuit was transferred to the United States District Court for the Northern District of California. The second lawsuit was filed by Methode in October 1999 in the United States District Court for the Northern District of California and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon two or more of five Methode patents. Methode also alleges that Finisar breached its obligations under a license and supply agreement with Methode by failing to provide it with information regarding new technology related to the products licensed under the agreement. Methode seeks monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the Methode patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuit. In addition, Finisar has filed counterclaims asserting that one of its founders is the primary inventor of the technology that is the subject of all five patents, that Methode improperly obtained the patents based on Finisar's disclosure of the technology to Methode and that Finisar is the rightful owner or co-owner of the patents. Finisar and Infineon have alleged that Methode failed to disclose certain information to the Patent and Trademark Office (PTO) that, if known to the PTO, would have prevented the issuance of one of the patents and that Methode engaged in inequitable conduct before the PTO. Infineon's inequitable conduct claim has been dismissed by the court. Finisar has also alleged breach of contract, conversion, trespass, unfair competition and unjust enrichment and seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to the five Methode patents. On May 4, 2000, the Court granted Methode's motion to dismiss with prejudice Finisar's counterclaims for conversion, trespass, unfair competition and unjust enrichment on the grounds that these claims are preempted by federal patent laws.

    The third lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above.

    As part of Stratos' separation from Methode, the six Methode patents which are the subject of these lawsuits and Methode's rights in this litigation have been contributed to Stratos and Stratos has agreed to indemnify Methode against all costs, expenses and liabilities associated with these lawsuits. Stratos intends to pursue these lawsuits and defend against these counterclaims vigorously. These lawsuits are in the preliminary stage, and their outcome cannot be predicted with certainty. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. Stratos uses the technologies covered by the patents that are the subject of this litigation in the manufacture of optical subsystems which represented approximately 58% of its net sales in the 2000 fiscal year. If one or more of these patents were found to be invalid or unenforceable, Stratos would lose the ability to prevent others from using the technologies covered by the invalidated patents. This could result in significant decreases in Stratos' sales and gross margins for its products that use these technologies. In addition, Stratos would lose the future royalty payments from its current licensees of these patents. Stratos could also be required to pay significant monetary damages to one or more of the defendants and/or be required to reimburse them for their legal fees. Accordingly, if one or more of these patents were found to be invalid or unenforceable, Stratos' business would be significantly harmed.

    In November 2000, Agilent Technologies, Inc. filed a lawsuit against Methode and Stratos in the United States District Court, District of Delaware alleging that Stratos' optoelectronics transceivers infringe four Agilent patents. Agilent is seeking unspecified damages, treble damages, attorney's fees and injunctive relief. For the six months ended October 31, 2000, sales of Stratos' optoelectronic transceivers accounted for approximately 66% of Stratos' total sales.

    Stratos believes that it has valid defenses against Agilent's claims in this lawsuit and intends to defend this lawsuit vigorously. However, the outcome of this lawsuit is uncertain. As this lawsuit progresses, Stratos may be required to incur significant legal fees and expenses. In addition, Stratos' defense of this lawsuit is expected to divert the efforts and attention of some of its key management and technical personnel. As a result, the defense of this lawsuit, regardless of the eventual outcome, will likely be costly and time consuming. If Agilent's patents are found to be valid and enforceable and Stratos' products are found to infringe, it may be liable for significant monetary damages and could be enjoined from selling those of its products found to infringe upon Agilent's patents unless it is able to obtain a license from Agilent. A license from Agilent to use its patented technology, if available, may require Stratos to make royalty payments, which would increase its cost of sales and reduce its gross profit. If Stratos is required to pay significant monetary damages, is enjoined from selling any of its products or is required to make substantial royalty payments to Agilent pursuant to a license agreement, its business would be significantly harmed.

    Pursuant to the Master Separation Agreement between Methode and Stratos, Stratos has agreed to indemnify Methode for all cost of litigation involving Stratos.

Settled Litigation

    In August 2000, Methode and Stratos filed a lawsuit against Tyco International Ltd. and certain of its affiliates in the United States District Court for the Northern District of Illinois, Eastern Division. Methode and Stratos alleged that optoelectronic products sold by the defendants infringed upon five patents. Methode and Stratos also alleged trademark infringement and unfair competition by Tyco International Ltd. On November 1, 2000, the parties executed a settlement agreement and an agreement to cross-license the related technology. This lawsuit was dismissed on November 27, 2000

ITEM 4.  Submission of Matters to a Vote of Security Holders

  (a)
  The Annual Stockholders Meeting of the company was held on September 12, 2000.

  (c)
  At the Annual Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders; each Class B nominee for director was elected by a vote of the Class B Stockholders; and the Methode Electronics, Inc. 2000 Stock Plan was adopted by a vote of the Class A and Class B Stockholders.

  1.
  Election of the below named Class A Nominees of the Board of Directors of the Company by the holders of Class A Common Stock:
	For	Withheld
William C. Croft	27,447,062	335,135
Raymond J. Roberts	27,448,015	334,182
George C. Wright	27,447,783	334,414

  2.
  Election of the below named Class B Nominee of the Board of Directors of the Company by the holders of Class B Common Stock:
	For	Withheld
Michael G. Andre	1,056,469	3,797
James W. Ashley	1,056,369	3,897
John R. Cannon	1,055,969	4,297
Kevin J. Hayes	1,056,469	3,797
James W. McGinley	1,056,469	3,797
William J. McGinley	1,055,769	4,497

  3.
  Adoption of the Methode Electronics, Inc. 2000 Stock Plan.

  Class A and B Stockholders voted together as follows:

For	Against	Abstain
2,501,585	693,631	642,894

The following votes were required (and received) for the adoption of the Methode Electronics, Inc. 2000 Stock Plan: the affirmative vote of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock voting together as a single class with each share of Class A Common Stock having one-tenth of a vote per share and each share of Class B Common Stock having one vote per share.

No other items were voted on at the Annual stockholders Meeting or otherwise during the quarter.

ITEM 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits — See Index to Exhibits immediately following the signature page.

  b)
  Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended October 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.
By:	/s/ DALE W. PHILLIPS Dale W. Phillips Chief Financial Officer

Dated: December 13, 2000

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977 (2)
10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1 (2)
10.3	Methode Electronics, Inc. Employee Stock Ownership Trust (2)
10.4	Methode Electronics, Inc. Employee Stock Ownership Trust — Amendment No.1 (2)
10.5	Methode Electronics, Inc. Incentive Stock Award Plan (3)
10.6	Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)
10.7	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)
10.8	Methode Electronics, Inc. Capital Accumulation Plan (4)
10.9	Incentive Stock Award Plan for Non-Employee Directors (5)
10.10	Methode Electronics, Inc. 401(k) Savings Plan (5)
10.11	Methode Electronics, Inc. 401(k) Saving Trust (5)
10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan (6)
10.13	Methode Electronics, Inc. 1997 Stock Plan (7)
10.14	Form of Master Separation Agreement between Stratos Lightwave, inc. and Registrant (8)
10.15	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, inc. and Registrant (8)
10.16	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (8)
10.17	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (9)
10.18	Methode Electronics, Inc. 2000 Stock Plan
27	Financial Data Schedule

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

QuickLinks

INDEX
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS
  METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands)
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  (in thousands, except per share amounts)
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  (in thousands)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  OCTOBER 31, 2000
  1. BASIS OF PRESENTATION
  2. STRATOS LIGHTWAVE INITIAL PUBLIC OFFERING
  3. EARNINGS PER SHARE
  4. SEGMENT INFORMATION
  5. RECLASSIFICATIONS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
  SIGNATURES
INDEX TO EXHIBITS