Form 10-Q
period 2001-01-31
METHODE ELECTRONICS INC
filed 2001-03-06
CIK 65270

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the quarterly period ended January 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	36-2090085 (I.R.S. Employer Identification No.)
7401 West Wilson Avenue, Harwood Heights, Illinois (Address of principal executive offices)	60706-4548 (Zip Code)

(Registrant's telephone number, including area code) (708) 867-6777

None
(Former name, former address, former fiscal year, if changed since last report)

    At March 1, 2001, Registrant had 34,660,782 shares of Class A Common Stock and 1,094,763 shares of Class B Common Stock outstanding.

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
Condensed consolidated balance sheets January 31, 2001 and April 30, 2000
Condensed consolidated statements of income—Three and Nine months ended January 31, 2001 and 2000
Condensed consolidated statements of cash flows—Nine months ended January 31, 2001 and 2000
Notes to condensed consolidated financial statements—January 31, 2001
Item 2.	Management's discussion and analysis of financial condition and results of operations
Item 3.	Quantitative and qualitative disclosures about market risk
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands)

	January 31, 2001	April 30, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,771	$29,427
Accounts receivable—net	98,994	79,408
Inventories:
Finished products	12,323	8,628
Work in process	35,359	31,285
Materials	34,527	19,004

	82,209	58,917
Current deferred income taxes	6,300	6,300
Prepaid expenses	4,598	4,533

TOTAL CURRENT ASSETS	379,872	178,585
PROPERTY, PLANT AND EQUIPMENT	267,716	225,495
Less allowance for depreciation	144,277	129,648

	123,439	95,847
GOODWILL—net	51,357	49,228
OTHER ASSETS	14,616	17,313

	$569,284	$340,973

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$29,152	$32,565
Other current liabilities	31,546	21,759

TOTAL CURRENT LIABILITIES	60,698	54,324
OTHER LIABILITIES	2,771	3,686
DEFERRED COMPENSATION	7,291	8,219
MINORITY INTEREST	41,841	912
SHAREHOLDERS' EQUITY
Common Stock	18,081	18,014
Paid in capital	185,571	27,984
Retained earnings	264,261	238,898
Other shareholders' equity	(11,230)	(11,064)

	456,683	273,832

	$569,284	$340,973

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
INCOME:
Net sales	$125,590	$102,023	$368,289	$304,991
Other	673	572	2,828	3,271

Total	126,263	102,595	371,117	308,262
COSTS AND EXPENSES:
Cost of products sold	99,821	78,028	290,149	232,399
Selling and administrative expenses	17,945	13,962	49,547	44,557

Total	117,766	91,990	339,696	276,956

Income from operations	8,497	10,605	31,421	31,306
Interest, net	2,794	575	7,260	1,148
Other, net	6,121	251	7,023	395

Income before income taxes and minority interest	17,412	11,431	45,704	32,849
Provision for income taxes	3,450	4,050	13,125	11,560
Minority interest	860	28	1,865	79

NET INCOME	$13,102	$7,353	$30,714	$21,210

Earnings per Common Share:
Basic	$0.37	$0.21	$0.86	$0.60
Diluted	$0.37	$0.21	$0.86	$0.60
Cash dividends per Common Share	$0.05	$0.05	$0.15	$0.15
Weighted average number of Common Shares outstanding:
Basic	35,631	35,316	35,575	35,288
Diluted	35,770	35,586	35,806	35,476

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands)

	Nine Months Ended January 31,
	2001	2000
OPERATING ACTIVITIES
Net income	$30,714	$21,210
Provision for depreciation and amortization	16,610	14,433
Changes in operating assets and liabilities	(26,882)	2,705
Other	2,129	3,482

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,571	41,830
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(43,447)	(19,715)
Sale of assets		3,529
Acquisitions	(3,708)	(12,963)
Other	(7,258)	(3,578)

NET CASH USED IN INVESTING ACTIVITIES	(54,413)	(32,727)
FINANCING ACTIVITIES
Proceeds of IPO of subsidiary common stock	194,150
Dividends	(5,351)	(5,326)
Other	1,387	(1,565)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	190,186	(6,891)

INCREASE IN CASH AND CASH EQUIVALENTS	158,344	2,212
Cash and cash equivalents at beginning of period	29,427	22,765

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187,771	$24,977

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

JANUARY 31, 2001

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $15.6 million and $5.2 million for the third quarters of fiscal 2001 and 2000, and $29.9 million and $19.6 million for the nine months ended January 31, 2001 and 2000.

2.  STRATOS LIGHTWAVE INITIAL PUBLIC OFFERING

    As of May 28, 2000 the Company contributed and transferred to its then wholly-owned subsidiary, Stratos Lightwave, Inc. (Stratos), all of the assets and liabilities of its optoelectronics and fiber optic divisions and all of the capital stock and equity interest held by the Company in certain other subsidiaries that conducted the majority of its optical products business, pursuant to a master separation agreement. The optical products business transferred to Stratos represented approximately 95% of the total assets and 86% of sales for the Optical Subsystems and Components segment at January 31, 2001 and the nine months then ended.

    In the first quarter of fiscal 2001 Stratos issued 10,062,500 shares of common stock in an initial public offering. After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding. Proceeds from the offering totaled $194.2 million net of expenses. In addition to general corporate purposes, uses of proceeds to date by Stratos include $31.6 million for the purchase of equipment and facilities, a payment of $3 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for additional purchase price in connection with Stratos' purchase of its Stratos Lightwave-Florida subsidiary, repayment of $2.7 million of advances from one of the Company's subsidiaries, and $333,000 for repayment of a note assumed in connection with the acquisition of Stratos Ltd. The remainder of the proceeds will be used for Stratos' general corporate purposes, including working capital, capital expenditures and research and development.

    It is the Company's intention to distribute, at a later date, all of the shares of Stratos common stock it owns to its stockholders contingent upon receiving a ruling from the Internal Revenue Service that such a distribution would be tax-free to the Company and its stockholders. Cash of $155.4 million and other net assets of $102.5 million at January 31, 2001 would be included in such distribution and therefore not available for the Company's unrestricted use. For purposes of governing certain of the ongoing relationships between the Company and Stratos at and after the separation and to provide for an orderly transition, the Company and Stratos entered into various agreements to provide corporate and infrastructure services. The agreements govern individual transitional services as requested by Stratos or the Company, of the other party. Such services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement shall be one year (provision for extension exists) unless earlier terminated.

3.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Numerator—net income	$13,102	$7,353	$30,714	$21,210

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	35,631	35,316	35,575	35,288
Dilutive potential Common Shares—employee stock options and stock awards	139	270	231	188

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	$35,770	$35,586	$35,806	$35,476

Earnings per Common Share:
Basic	$0.37	$0.21	$0.86	$0.60

Diluted	$0.37	$0.21	$0.86	$0.60

    Options to purchase 496,290 shares of Common Stock at a weighted-average option price of $38.86 per share were not included in the computation of diluted earnings per share for the three month period ended January 31, 2001 because the option exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive.

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

    The table below presents information about the Company's reportable segments (in thousands):

	Three Months Ended January 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$76,254	$45,094	$4,242		$125,590
Transfers between technology segments	18	478	32	$(528)	—

Total net sales	$76,272	$45,572	$4,274	$(528)	$125,590

Income before income taxes	$5,449	$7,373	$280		$13,102
Corporate income					3,450

Total income before income taxes					$16,552

	Three Months Ended January 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$75,413	$21,301	$5,309		$102,023
Transfers between technology segments	19	567	211	$(797)	—

Total net sales	$75,432	$21,868	$5,520	$(797)	$102,023

Income before income taxes	$12,794	$897	$655		$14,346
Corporate expenses					(2,943)

Total income before income taxes					$11,403

	Nine Months Ended January 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$240,570	$114,654	$13,065		$368,289
Transfers between technology segments	35	2,279	120	$(2,434)	—

Total net sales	$240,605	$116,933	$13,185	$(2,434)	$368,289

Income before income taxes	$28,046	$16,647	$1,159		$45,852
Corporate expenses					(2,013)

Total income before income taxes					$43,839

	Nine Months Ended January 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$226,650	$58,118	$20,223		$304,991
Transfers between technology segments	39	1,585	759	$(2,383)	—

Total net sales	$226,689	$59,703	$20,982	$(2,383)	$304,991

Income before income taxes	$35,574	$4,623	$565		$40,762
Corporate expenses					(7,992)

Total income before income taxes					$32,770

5.  RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the presentation in the current period.

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

Results of Operations

    The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.5	0.6	0.8	1.1

	100.5	100.6	100.8	101.1
Costs and expenses:
Cost of products sold	79.4	76.5	78.8	76.2
Selling and administrative expenses	14.3	13.7	13.5	14.6

Income from operations	6.8	10.4	8.5	10.3
Interest, net	2.2	0.6	2.0	0.4
Other, net	4.9	0.2	1.9	0.1

Income Before Income Taxes and Minority Interest	13.9	11.2	12.4	10.8
Income taxes	2.8	4.0	3.5	3.8
Minority interest	0.7	0.0	0.5	—

Net Income	10.4%	7.2%	8.4%	7.0%

    Net sales.  Consolidated net sales in the third quarter increased 23% to $125.6 million in fiscal 2001 from $102.0 million in fiscal 2000. Consolidated net sales for the nine months ended January 31, 2001 increased 21% to $368.3 million from $305.0 million for the same period last year.

    Net sales of the Electronic segment increased slightly to $76.3 million in the third quarter of fiscal 2001 from $75.4 million in fiscal 2000. Electronic segment net sales for the nine months ended January 31, 2001 increased 6% to $240.6 million from $226.7 million for the same period last year. Electronic segment net sales represented 61% and 65% of consolidated net sales for the quarter and nine months ended January 31, 2001 compared with 74% for both comparable periods last year. Net sales to the automotive industry which represented 63% and 64% of the Electronic segment net sales in the third quarter and nine months ended January 31, 2001, down from 68% in both periods last year, decreased 5% for the quarter and were flat for the nine months ended January 31, 2001 compared with last year. Connector and interconnect devices targeted for the telecommunications and computer markets experienced a solid sales recovery in both the three-month and nine-month periods as compared to a year ago.

    Net sales of the Optical Subsystems and Components segment for the third quarter of fiscal 2001 increased to $45.1 million from $21.3 million a year ago. Net sales for the nine-month period ended January 31, 2001 increased 97% over the same period a year ago to $114.7 million from $58.1 million. Of the $23.8 million increase in the third quarter, $13.6 million is from an increase in net sales of optical subsystems and $10.2 million is from an increase in net sales of optical components. Net sales of optical subsystems and optical components increased $33.0 million and $23.6 million, respectively, in the nine months ended January 31, 2001 over the comparable period last year. The increase in net sales of optical subsystems during the three and nine-month periods ended January 31, 2001 was primarily due to an increase in sales of embedded and removable transceivers in a variety of wavelengths and form factors. The increase in net sales of optical components was primarily due to increased sales of optical backplane connectors and cable assemblies.

    Net sales of the Other segment, principally current carrying bus devices, test laboratories and in the first half of fiscal 2000, printed circuit boards, declined 20% to $4.2 million in the third quarter of fiscal 2001 from $5.3 million in fiscal 2000. Other segment net sales for the nine-month period declined 35% to $13.1 from $20.2 million last year. The Company experienced a decline in net sales of current carrying bus devices of 30% in the quarter and 23% in the nine-month period compared with prior year periods. The Company's exit from the printed circuit board business in September of fiscal 2000, accounted for $4.6 million of the decrease in the nine-month period.

    Other income.  Other income consisted primarily of license fees and royalties and earnings from the Company's automotive joint venture. The decrease in the nine-month period ended January 31, 2001 was primarily the result of reduced earnings from the joint venture. License fees consist of both fixed scheduled payments and contingent payments based on sales volumes of licensed products.

    Cost of sales.  Cost of goods sold as a percentage of net sales was 79% for the quarter and nine-month period in fiscal 2001 compared with 76% for both periods in fiscal 2000.

    Gross margins of the Electronic segment decreased to 16% for the quarter and 20% for the nine-month period in fiscal 2001 from 24% for both periods in fiscal 2000. Gross margins on sales to the automotive industry were down significantly from year to year due to sales declines in the quarter and higher material and labor content. The Carthage and Golden, Illinois plants launched over 30 new automotive product lines this fiscal year compared to five new product launches in fiscal 2000. This aggressive launch schedule resulted in higher than anticipated operating expenses for these products. Also, start-up costs for our Reynosa, Mexico plant were higher than anticipated. Margins for the Company's electrical cable assembly operation improved significantly in the current year periods as losses experienced during its consolidation and reorganization last year have been stopped and the business is now modestly profitable. Methode Singapore showed significant margin improvement for both the quarter and nine-month period primarily as a result of increased sales volume.

    Gross margins of the Optical Subsystems and Components segment increased to 29% in the three months ended January 31, 2001 from 22% in the three months ended January 31, 2000. The increase reflects increases in the average unit prices for our products. The gross margin percentage for the nine months ended January 31, 2001 and 2000 was 25%. Additional product development expenses incurred related to Stratos' recently acquired Stratos Lightwave Florida and Bandwidth Semiconductor subsidiaries adversely affected the gross margin three percentage points during both the three and nine-

month periods ended January 31, 2001 compared to two percentage points in last year's third quarter and one percentage point in last year's nine-month period.

    Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 14% for the quarter and 13% for the nine-month period in fiscal 2001 compared to 14% and 15% in fiscal 2000. The second quarter of fiscal 2000 included a $3 million provision for a bad debt related to the bankruptcy of a large automotive safety system supplier accounting for the decrease for the nine-month period.

    Interest income, net.  Interest income, net of interest expense, increased to $2.8 million for the quarter and $7.3 million in the nine-month period ended January 31, 2001 from $0.6 million and $1.1 million for the comparable periods last year. The increase was primarily the result of earnings from the investment of the cash proceeds of Stratos' initial public offering.

    Other, net.  Other non-operating income for the third quarter 2001 included $6 million from insurance proceeds related to the January 22, 2001 passing of William J. McGinley, the Company's founder and Chairman.

    Income taxes.  The effective income tax rates were 20% for the quarter and 29% for the nine-month period in fiscal 2001 and 35% in both periods in fiscal 2000. The significant decrease in the effective rates in fiscal 2001 was due to the $6 million of non-taxable income from insurance reflected in the fiscal 2001 third quarter and the impact of tax-exempt earnings on short-term cash investments at Stratos Lightwave, Inc.

Financial Condition, Liquidity and Capital Resources

    Net cash provided by operating activities was $22.6 million in the first nine months of fiscal 2001, down from the $41.8 million provided during the year-ago period. The decrease in cash provided by operations in 2001 was primarily the result of increased working capital requirements to support increased sales volume.

    Net cash used in investing activities was $54.4 million in the nine months ended January 31, 2001 compared with $32.7 million for the year-ago period. Capital expenditures for property, plant and equipment increased to $43.4 million from $19.7 million. The increase in capital expenditures is the result of capacity expansion by Stratos Lightwave, Inc. to meet the growing demand for its products. In addition, net cash used in investing activities in fiscal 2001 includes a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for the additional purchase price in connection with Stratos' purchase of its Stratos Lighwave-Florida subsidiary. Fiscal 2000 includes $13 million for the acquisition of the Optoelectronic division of Spire Corporation.

    Net cash provided by financing activities in the fiscal 2001 includes net proceeds of $194.2 million, after related expenses, from the initial public offering (IPO) of 15.7% of the common stock of the Company's newly formed subsidiary, Stratos Lightwave, Inc. completed in the first quarter. The proceeds from this IPO are available only to Stratos and will be retained by Stratos after the proposed spin-off.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira, British pound and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from January 31, 2001 levels.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Methode and Stratos are plaintiffs in four lawsuits relating to the enforcement of Stratos' intellectual property rights. The first lawsuit was filed by Methode in April 1999 in the United States District Court for the Northern District of Illinois and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. In August 1999, the lawsuit was transferred to the United States District Court for the Northern District of California. The second lawsuit was filed by Methode in October 1999 in the United States District Court for the Northern District of California and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon two or more of five Methode patents. Methode also alleges that Finisar breached its obligations under a license and supply agreement with Methode by failing to provide it with information regarding new technology related to the products licensed under the agreement. Methode seeks monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the Methode patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuit. In addition, Finisar has filed counterclaims asserting that one of its founders is the primary inventor of the technology that is the subject of all five patents, that Methode improperly obtained the patents based on Finisar's disclosure of the technology to Methode and that Finisar is the rightful owner or co-owner of the patents. Finisar and Infineon have alleged that Methode failed to disclose certain information to the Patent and Trademark Office (PTO) that, if known to the PTO, would have prevented the issuance of one of the patents and that Methode engaged in inequitable conduct before the PTO. Infineon's inequitable conduct claim has been dismissed by the court. Finisar has also alleged breach of contract, conversion, trespass, unfair competition and unjust enrichment and seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to the five Methode patents. On May 4, 2000, the Court granted Methode's motion to dismiss with prejudice Finisar's counterclaims for conversion, trespass, unfair competition and unjust enrichment on the grounds that these claims are preempted by federal patent laws.

    The third lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above and an additional reissued patent was asserted against Hewlett-Packard and Agilent. In the third lawsuit the defendants have filed affirmative defenses and Finisar has filed various counterclaims. The fourth lawsuit was filed by Methode and Stratos in January 2001 against Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendant of one additional patent.

    As part of Stratos' separation from Methode, the eight Methode patents which are the subject of these lawsuits and Methode's rights in this litigation have been contributed to Stratos and Stratos has agreed to indemnify Methode against all costs, expenses and liabilities associated with these lawsuits. Stratos intends to pursue these lawsuits and defend against these counterclaims vigorously. These lawsuits are in the preliminary stage, and their outcome cannot be predicted with certainty. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. Stratos uses the technologies covered by the patents that are the subject of this litigation in the manufacture of optical subsystems which represented approximately 58% of its net sales in the 2000 fiscal year. If one or more of these patents were found to be invalid or unenforceable, Stratos would lose the ability to prevent others from using the technologies covered by the invalidated patents. This could result in significant decreases in Stratos' sales and gross margins for its products that use these technologies. In addition, Stratos would lose the future royalty payments from its current licensees of these patents. Stratos could also be required to pay significant monetary damages to one or more of the defendants and/or be required to reimburse them for their legal fees. Accordingly, if one or more of these patents were found to be invalid or unenforceable, Stratos' business would be significantly harmed.

    In November 2000, Agilent Technologies, Inc. filed a lawsuit against Methode and Stratos in the United States District Court, District of Delaware alleging that Stratos' optoelectronics transceivers infringe four Agilent patents. Agilent is seeking unspecified damages, treble damages, attorney's fees and injunctive relief. For the nine months ended January 31, 2001, sales of Stratos' optoelectronic transceivers accounted for approximately 59% of Stratos' total sales. Stratos has filed an answer to the lawsuit including affirmative defenses and counterclaims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits—See Index to Exhibits immediately following the signature page.

  b)
  Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended January 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.
By:	/s/ DALE W. PHILLIPS Dale W. Phillips Chief Financial Officer

Dated: March 5, 2001

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2	Bylaws of Registrant, as amended and currently in effect(1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect(included in Exhibit 3.1)
10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977(2)
10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1(2)
10.3	Methode Electronics, Inc. Employee Stock Ownership Trust(2)
10.4	Methode Electronics, Inc. Employee Stock Ownership Trust — Amendment No.1(2)
10.5	Methode Electronics, Inc. Incentive Stock Award Plan(3)
10.6	Methode Electronics, Inc. Supplemental Executive Benefit Plan(4)
10.7	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)(4)
10.8	Methode Electronics, Inc. Capital Accumulation Plan(4)
10.9	Incentive Stock Award Plan for Non-Employee Directors(5)
10.10	Methode Electronics, Inc. 401(k) Savings Plan(5)
10.11	Methode Electronics, Inc. 401(k) Saving Trust(5)
10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan(6)
10.13	Methode Electronics, Inc. 1997 Stock Plan(7)
10.14	Form of Master Separation Agreement between Stratos Lightwave, inc. and Registrant(8)
10.15	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, inc. and Registrant(8)
10.16	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant(8)
10.17	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant(9)
10.18	Methode Electronics, Inc. 2000 Stock Plan(10)

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

(2)
Previously filed with Registrant's Form S-8 Registration Statement No. 2-60613 and incorporated herein by reference.

(3)
Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.

(4)
Previously filed with Registrant's Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

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

(10)
Previously filed with Registrant's Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

QuickLinks

INDEX METHODE ELECTRONICS, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands, except per share amounts)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) METHODE ELECTRONICS, INC. AND SUBSIDIARIES JANUARY 31, 2001
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS