Form 10-K
period 2001-04-30
METHODE ELECTRONICS INC
filed 2001-07-30
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

Commission File Number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 7401 West Wilson Avenue Chicago, Illinois (Address of Principal Executive Offices)	36-2090085 (IRS Employer Identification No.) 60706-4548 (Zip Code)

Registrant’s telephone number (including area code): (708) 867-6777

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock ($.50 par value)
Class B Common Stock ($.50 par value)
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of the Class A and Class B Common Stock, $.50 par value, held by non-affiliates of the Registrant on July 20, 2001, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $320.5 million.

     Registrant had 34,690,990 shares of Class A, $.50 par value, and 1,093,017 shares of Class B, $.50 par value, outstanding as of July 20, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual shareholders meeting to be held September 18, 2001, are incorporated by reference into Part III.

PART I

Item  1. Business

     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, Methode Electronics, Inc. shall be referred to as the “Registrant” or the “Company.”

     The Company manufactures component devices worldwide for Original Equipment Manufacturers (OEMs) of automobiles, information processing and networking equipment, voice and data communication systems, consumer electronics, aerospace vehicles and industrial equipment. Products employ electrical, electronic and optical technologies as sensors, interconnections and controls. The business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of bus systems, independent laboratories that provide services for qualification testing and certification of electronic and optical components, and, for fiscal 2000 and prior, manufacturers of multi-layer printed circuit boards. The Company exited the manufacture of printed circuitry in September 1999 as described in Note 4 to the consolidated financial statements.

     As described in Note 3 to the consolidated financial statements, a majority of the Optical segment was transferred to the Company’s newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 27, 2000, Stratos issued shares of common stock in an initial public offering. After the initial public offering, the Company owned 84.3% of Stratos’ common stock. Effective as of the close of business on April 28, 2001, the Company distributed all of its remaining interest in Stratos through a stock dividend to its stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each share of Methode Class A and Class B common stock. The Company’s consolidated financial statements for all periods present Stratos as a discontinued operation through the distribution date in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, all discussions in this report refer to the Company’s continuing operations.

     The following tabulation reflects the percentage of net sales of the product segments of the Registrant for the last three fiscal years.

	April 30,
	2001	2000	1999
Electronic	88.2%	87.5%	86.9%
Optical	6.9	5.4	4.7
Other	4.9	7.1	8.4

     The sales activities of the Registrant are directed by sales managers who are supported by engineering personnel who provide technical services. The Registrant’s products are sold through its sales staff and through independent manfacturers’ representatives with offices throughout the world. Sales are made primarily to original equipment manufacturers and also independent distributors.

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

     Material Customers. During the year ended April 30, 2001, shipments to Daimler Chrysler AG and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 52% of consolidated net sales. Such shipments included a wide variety of the Registrant’s automotive component products.

     Backlog. The Registrant’s backlog of orders was approximately $64.4 million at May 31, 2000, and $61.4 million at May 31, 2001. It is expected that most of the total backlog at May 31, 2001, will be shipped within the current fiscal year.

     Competitive Conditions. The markets in which the Registrant operates are highly competitive and characterized by rapid changes due to technological improvements and developments. Registrant competes with a large number of other manufacturers in each of its product areas; many of these competitors have greater resources and total sales. Price, service and product performance are significant elements of competition in the sale of Registrant’s products.

     Research and Development. Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $20.4 million, $17.2 million and $20.5 million for the fiscal years ended April 30, 1999, 2000 and 2001, respectively.

     Environmental Quality. Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected capital expenditures, earnings or the competitive position of the Registrant. Currently there are no environmental related lawsuits or material administrative proceedings pending against the Registrant. Further information as to environmental matters affecting the Registrant is presented in Note 9 to the consolidated financial statements.

     Employees. At April 30, 2000 and 2001, the Registrant had approximately 3,300 and 3,400 employees, respectively. Registrant also from time to time employs part-time employees and hires independent contractors. Except for Registrant’s production employees in Malta, Registrant’s employees are not represented by any collective bargaining agreement, and Registrant has never experienced a work stoppage. Registrant believes that it’s employee relations are good.

     Foreign Sales. Information about the Registrant’s operations in different geographic regions is summarized in Note 13 to the consolidated financial statements.

Item 2.  Properties

     The Registrant has 16 manufacturing and four service facilities containing approximately 970,000 square feet of space, of which approximately 325,000 square feet are leased. The Electronic segment has six facilities located in Illinois, one in California, one in New Jersey, one in Mexico, one in Ireland, two in Malta, one in Singapore and one in the United Kingdom totaling approximately 825,000 square feet of space. The Optical segment has one facility located in Texas, one in the Czech Republic and one in the United Kingdom totaling approximately 60,000 square feet of space. The Other segment has two facilities located in Illinois and one in Maryland totaling approximately 85,000 square feet of space. Registrant’s manufacturing facilities have been modernized in the opinion of management to keep pace with the developments in the industry.

Item 3.  Legal Proceedings

     As of July 20, 2001, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to security holders during the fourth quarter of fiscal 2001.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
William T. Jensen	74	Chairman of the Board of the Company since February 2001. Prior thereto he was President of the Company from December 1994 to February 1997 and a Director from 1959 to 1997.
Donald W. Duda	46	President and Director of the Company since February 2001. Prior thereto he was Vice President-Interconnect Group since March 2000. Prior thereto he was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.
Douglas A. Koman	51	Vice President of Corporate Finance of the Company since April 2001. Prior thereto he was Assistant Vice President-Financial Analysis since December 2000. Prior thereto he was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.
John R. Cannon	53	Senior Executive Vice President of the Company since 1997. Prior thereto he was Senior Executive Vice President of dataMate Products since 1996.
Robert J. Kuehnau	58	Vice President, Treasurer and Controller of the Company since June 1996.

     All executive officers serve a term of one year which, for the current year, expires on September 18, 2001, or until their successors are duly elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

     The Registrant’s Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

	Class A Stock Price		Class B Stock Price
	High	Low	High	Low
Fiscal Year ended April 30, 2001
First Quarter	$56.56	$30.00	$57.75	$31.50
Second Quarter	62.06	32.00	62.50	33.75
Third Quarter	39.25	15.81	31.00	16.50
Fourth Quarter	24.13	12.50	23.19	13.50
Fiscal Year ended April 30, 2000
First Quarter	$24.50	$14.38	$24.00	$13.75
Second Quarter	22.50	13.50	21.50	14.00
Third Quarter	43.50	15.50	43.06	16.50
Fourth Quarter	66.44	32.50	65.50	31.50

     The Registrant pays dividends quarterly and for fiscal years 2001 and 2000, quarterly dividends were paid at an annual rate of $.20 on both the Class A and Class B Common Stock. On June 26, 2001, the Board declared a dividend of $.05 per Class A share and Class B share, payable on July 31, 2001, to holders of record on July 13, 2001.

     The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

     As of July 20, 2001, the approximate number of record holders of the Company’s Class A and Class B Common Stock was 1,030 and 355.

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2001, 2000 and 1999 and the consolidated balance sheet data as of April 30, 2001 and 2000 are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 1998 and 1997 and the consolidated balance sheet data as of April 30, 1999, 1998 and 1997 are derived from consolidated audited financial statements not included in this report.

     In April 2001, the Company completed the spin-off of Stratos Lightwave. For financial reporting purposes, the Company has accounted for Stratos Lightwave’s results as discontinued operations.

	2001	2000	1999	1998	1997
	(In Thousands, Except Per Share Amounts)
Income Statement Data:
Net sales	$359,710	$357,624	$362,082	$ 358,743	$ 324,995
Goodwill impairment	9,695	—	—	—	—
Provision for exiting printed circuit business	—	—	3,100	—	—
Income from continuing
operations before income taxes	19,204	40,938	45,037	54,994	59,326
Income taxes	6,440	13,840	15,720	18,870	21,600
Income from continuing operations	12,764	27,098	29,317	36,124	37,726
Discontinued operations	6,588	3,790	3,502	(858)	(507)
Net income	19,352	30,888	32,819	35,266	37,219
Per Common Share:
Income from continuing operations:
Basic	$ 0.36	$ 0.77	$ 0.83	$ 1.02	$ 1.07
Diluted	0.36	0.76	0.83	1.02	1.07
Net Income:
Basic	0.54	0.87	0.93	1.00	1.06
Diluted	0.54	0.87	0.93	1.00	1.06
Dividends:
Class A	0.20	0.20	0.20	0.20	0.20
Class B	0.20	0.20	0.20	0.20	0.20
Book value	6.41	7.69	7.03	6.37	5.59

Long-term debt	—	—	269	1,264	1,005
Retained Earnings	190,591	238,898	215,117	189,397	161,226
Fixed assets (net)	70,124	70,911	78,368	78,220	71,342
Total assets	294,930	332,798	311,268	285,016	251,811
From continuing operations:
Return on equity	5%	10%	12%	17%	21%
Pre-tax income as a percentage of sales	5.3%	11.4%	12.4%	15.3%	18.3%
Income as a percentage of sales	3.5%	7.6%	8.1%	10.1%	11.6%
5

     Fiscal year 2001 earnings reflect $6.6 million tax-free income ($.18 per diluted share) from life insurance proceeds and a special charge of $4.1 million ($2.5 million after tax; $.07 per diluted share) to provide for the restructuring of two business units and the write-off of excess inventory and idle equipment.

     Fiscal year 2000 earnings reflect a $3 million provision for a bad debt related to the bankruptcy of a large automotive safety system supplier ($1.9 million after tax; $.06 per diluted share).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company’s business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of bus systems, independent laboratories that provide services for qualification testing and certification of electronic and optical components, and, for fiscal 2000 and prior, manufacturers of multi-layer printed circuit boards. The Company exited the printed circuit business in September 1999.

     As described in Note 3 to the consolidated financial statements, a majority of the Optical segment was transferred to the Company’s newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 27, 2000, Stratos issued shares of common stock in an initial public offering after which the Company owned 84.3% of Stratos’ common stock outstanding. Effective as of the close of business on April 28, 2001, the Company distributed all of its remaining interest in Stratos through a stock dividend to its stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each share of Methode Class A and Class B common stock. The Company’s consolidated financial statements for all periods present Stratos as a discontinued operation through the distribution date in accordance with Accounting Principles Board Opinion No. 30.

Results of Operations

The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Year Ended April 30,
	2001	2000	1999
Income:
Net sales	100.0%	100.0%	100.0%
Settlement of litigation	—	—	0.7
Other	0.7	0.9	0.8

	100.7	100.9	101.5
Costs and expenses:
Cost of products sold	82.4	76.6	76.0
Selling and administrative expenses	12.5	13.1	12.2
Goodwill impairment	2.7	0	0
Provision for exiting printed circuit business	—	—	0.9
Amortization of intangibles	0.4	0.4	0.4

Income From Operations	2.7	10.8	12.0
Interest, net	0.5	0.4	0.3
Other, net	2.1	0.2	0.1

Income From Continuing
Operations Before Income Taxes	5.3	11.4	12.4
Income taxes	1.8	3.9	4.3

Income From Continuing Operations	3.5	7.5	8.1
Discontinued operations	1.9	1.1	1.0

Net Income	5.4%	8.6%	9.1%

6

Fiscal Years Ended April 30, 2001 and 2000

     Net sales. Consolidated net sales increased 1% to $359.7 million in fiscal 2001 from $357.6 million in fiscal 2000. Net sales of the Electronic segment, which represented 88% of consolidated net sales in fiscal 2001 and fiscal 2000, increased to $317.3 million in fiscal 2001 from $312.9 million in fiscal 2000. Sales to the automotive industry, which represented 66% and 69% of Electronic segment net sales in 2001 and 2000 decreased by 4% in North America and increased modestly in Europe resulting in a worldwide decrease of 3% in fiscal 2001. The North American sales decrease was partly related to sales price reductions of up to 5% on many products sold to the auto manufacturers launched prior to fiscal year 2001. This decrease was offset by a 45% sales increase at our Duel Systems sonic welded package facility, and a 25% sales increase at our terminator and cable assembly facility in Ireland.

     Net sales of the Optical segment represented 7% of consolidated net sales in fiscal 2001 and 5% of consolidated net sales in fiscal 2000. Optical segment net sales increased 28% to $24.7 million in fiscal 2001 from $19.2 million in fiscal 2000. Net sales at Connectivity Technologies, a subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers, more than doubled in fiscal 2001 to $10 million.

     Net sales of the Other segment, principally current-carrying bus devices and test laboratories, declined 31% to $17.7 million in fiscal 2001 from $25.5 million in fiscal 2000. The Company exited the printed circuit board business in the second quarter of fiscal 2000 which accounted for $4.6 million of the decline in net sales. Net sales of current-carrying bus devices decreased $2.7 million in fiscal 2001.

     Other income. Other income consisted primarily of earnings from the Company’s automotive joint venture, license fees and royalties. The decrease in fiscal year 2001 was caused by a reduction in the earnings of the Company’s automotive joint venture.

     Cost of products sold. Cost of products sold as a percentage of net sales was 82% in fiscal 2001 compared with 77% in fiscal 2000.

     Gross margins of the Electronic segment decreased to 17% in fiscal 2001 from 24% in fiscal 2000. Fiscal year 2001 included a fourth quarter special charge of $4.1 million to provide for the restructuring of two business units in response to changes in the Company’s business environment and the write-off of excess inventories and idle equipment. Gross margins on sales to the automotive industry were down significantly in fiscal year 2001 due to decreases in selling prices, unit volume decreases, higher material and labor content, and increases in other product related costs. The Carthage and Golden, Illinois plants had over 30 new product launches this fiscal year compared to five new product launches in fiscal 2000. This aggressive launch schedule resulted in higher than anticipated operating expenses for these products. Also, start-up costs and interim operating expenses for the Company’s Reynosa, Mexico plant were higher than anticipated.

     Gross margins of the Optical segment increased to 21% in fiscal 2001 from 15% in fiscal 2000. The significant increase in sales at Connectivity Technologies is the primary contributor to the margin increase in fiscal 2001. Margin improvement at the Company’s Czech Republic operation was offset by margin declines at the Company’s fiber optic operation in the United Kingdom.

     Gross margins of the Other segment improved to 24% in fiscal 2001 from 20% in fiscal 2000. This improvement was the result of exiting the printed circuit business in fiscal 2000. Margins for the Company’s bus systems operation and its independent laboratories both experienced modest declines in fiscal 2001.

     Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 13% in both fiscal 2001 and fiscal 2000.

     Goodwill impairment. In fiscal 2001 the Company reevaluated its investment in Sentorque, Inc. (Sentorque) and recorded a charge of $9.7 million to write down this investment to estimated fair value. Sentorque, through a wholly-owned subsidiary, owns certain torque sensing technologies that have not yet proven to be commercially feasible. The write down to estimated fair value for this investment was determined by comparing the present value of the expected future cash flows from existing licenses for the technologies to the Company’s carrying value for this investment. The Company purchased 75% of Sentorque’s outstanding common stock in February 1997.

     Interest, net. Interest income, net of interest expense was $1.7 million in both fiscal 2001 and fiscal 2000. The additional interest earned on higher available cash balances and higher interest rates in fiscal 2001 were offset by a corresponding reduction in interest earned on lower balances of advances to the Company’s automotive joint venture.

     Other, net. Other non-operating income for fiscal year 2001 included $6.6 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company’s founder. The balance of other non-operating income in fiscal 2001 and fiscal 2000 consists primarily of currency exchange gains at the Company’s foreign locations.

     Income taxes. The effective income tax rate was 34% in both fiscal 2001 and fiscal 2000. The impact of the non-deductible goodwill impairment charge recorded in fiscal 2001 was offset by the non-taxable life insurance proceeds received in fiscal 2001 and lower tax rates on income from foreign operations. The effective rate for both fiscal year 2001 and fiscal year 2000 reflect the effect of lower tax rates on income from foreign operations, however income from foreign operations was a larger component of total consolidated income in fiscal 2001.

Fiscal Years Ended April 30, 2000 and 1999

     Net Sales. Consolidated net sales decreased 1% to $357.6 million in fiscal 2000 from $362.1 million in fiscal 1999. Net sales of the Electronic segment, which represented 88% of consolidated sales in fiscal 2000 and 87% in fiscal 1999, decreased to $312.9 million in fiscal 2000 from $314.6 million in fiscal 1999. Sales to the automotive industry, which represented 69% and 65% of Electronic segment sales in 2000 and 1999, grew by 5% in fiscal 2000. This increase was offset by a 27% sales decrease at our Singapore connector facility, a 17% sales decrease at our terminator and cable assembly facility in Ireland and a 15% decrease in sales of our dataMate products.

     Net Sales of the Optical segment represented 5% of consolidated sales in fiscal 2000 and fiscal 1999. Optical segment net sales increased 14% to $19.2 million in fiscal 2000 from $16.9 million in fiscal 1999. The Company had double digit sales growth at both its optical cable assembly facilities in the United Kingdom and the Czech Republic.

     Net sales of the Other segment, principally current carrying bus devices, printed circuit boards and test laboratories, declined 17% to $25.5 million in fiscal 2000 from $30.6 million in fiscal 1999. The Company exited the printed circuit board business in fiscal 2000 which resulted in a decrease in printed circuit board sales of $8.1 million. Sales of current carrying bus devices increased $2.4 million and test laboratory sales increased modestly in fiscal 2000.

     Settlement of litigation. Income from the settlement of litigation in fiscal 1999 represented the settlement of a claim relative to one of the Company’s patents in the Electronic segment.

     Other income. Other income consisted primarily of earnings from the Company’s automotive joint venture, license fees and royalties. The increase in other income in fiscal 2000 was the result of increased earnings from the automotive joint venture. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of products sold. Cost of products sold as a percentage of net sales was 77% in fiscal 2000 compared with 76% in fiscal 1999.

     Gross margins of the Electronic segment decreased to 24% in fiscal 2000 from 25% in fiscal 1999. Gross margins on sales to the automotive industry were flat from year to year. Our Singapore connector facility, our terminator and cable assembly facility in Ireland and our dataMate facility all reported decreased gross margins due to sales volume declines in fiscal 2000.

     Gross margins of the Optical segment decreased to 15% in fiscal 2000 from 22% in fiscal 1999. The margin decline was was experienced across all of the Company’s optical business and was primarily due to declines in the average unit prices for its products.

     Gross margins of the Other segment improved to 20% in fiscal 2000 from 11% in fiscal 1999. This improvement was primarily the result of exiting the printed circuit business.

     Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 13% in fiscal 2000 and 12% in fiscal 1999. The increase was primarily due to an increase in the provision for bad debts of $1.9 million. Fiscal 2000 included a $3 million provision for a bad debt related to the bankruptcy of a large automotive safety system supplier.

     Provision for exiting printed circuit business. The $3.1 million provision for exiting the printed circuit business in 1999 represents the estimated loss on disposal of assets, employee severance pay and additional costs associated with environmental matters specifically related to the decision to exit the business. Operating losses that were incurred in the first half of fiscal 2000 to wind down these business were not material and were recorded as incurred.

     Interest, net. Interest income, net of interest expense increased $0.7 million in fiscal 2000. The increase is primarily the result of higher cash balances available for investment and a reduction in short-term borrowings at the Company’s foreign locations.

     Other, net. Other, net was primarily currency exchange gains at the Company’s foreign locations in both fiscal 2000 and 1999.

     Income taxes. The effective income tax rates were 34% in fiscal 2000 and 35% in fiscal 1999. The effective income tax rates for both years reflect the effects of lower tax rates from foreign operations, offset in part, by state income taxes.

Financial Condition, Liquidity and Capital Resources

     Net cash provided by operations was $33.5 million, $54.8 million and $32.3 million in fiscal years 2001, 2000 and 1999, respectively. The decrease in cash provided from operations in 2001 was primarily the result of lower net income. The increase in cash provided by operations in 2000 was primarily the result of accelerated collection of accounts receivable that included substantial amounts related to automotive tooling programs.

     Net cash used in investing activities was $13.0 million for fiscal year 2001, $16.4 million for fiscal year 2000 and $18.1 million for fiscal year 1999. Net cash used in investing activities in fiscal 2001 included a $6.0 million loan to an affiliate of the Estate of William J. McGinley (see Note 11 to Consolidated Financial Statements) and was reduced by $10.1 million of life insurance proceeds received, principally from policies on the life of Mr. McGinley owned by the Company. Net cash used in investing activities in fiscal 2000 was reduced by $3.5 million of proceeds received on the sale of the Company’s printed circuit assets.

     Net cash used in financing activities was $5.6 million in fiscal year 2001, $8.9 million in fiscal year 2000 and $8.6 million in fiscal year 1999. The Company paid cash dividends of $7.1 million in fiscal years 2001, 2000 and 1999. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $2.7 million in fiscal 2001 and $1.3 million in fiscal 2000. In fiscal 1999 the Company used $3.1 million of its available cash to acquire 275,000 shares of its Class A Common Stock for treasury. The purchases of these treasury shares were made pursuant to a three-year Class A Common Stock Repurchase Program authorized by the Board of Directors in February 1999.

Euro Conversion

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies (“legal currencies”) and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be used, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company primarily consists of sales to certain customers and payments to certain suppliers. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, and revising processes for preparing accounting and taxation records. Based on the work completed so far, the Company does not believe the Euro conversion will have a significant impact on the results of its operations or cash flows.

Cautionary Statement

     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. The Company’s business is highly dependent upon specific makes and models of automobiles. Therefore, the Company’s financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of the Company’s business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual growth in the Company’s various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission. Any of these factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities law.

Item 7A. Quantitative And Qualitative Disclosure About Market Risk

     Although certain of the Company’s subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira and other European currencies. The fair value of the Company’s net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from April 30, 2001 and 2000 levels.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding the directors of the Registrant is included under the caption “Election of Directors” in the Registrant’s proxy statement to be dated on or about August 17, 2001, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption “16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

     Information regarding the above is included under the caption “Executive Compensation” in the Registrant’s proxy statement to be dated on or about August 17, 2001, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption “Security Ownership” in the Registrant’s proxy statement to be dated on or about August 17, 2001, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding the above is included under the caption “Election of Directors” in the Registrant’s proxy statement to be dated on or about August 17, 2001, and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) (2) List of Financial Statements and Financial Statement Schedules

The response to this portion of Item 14 is included in this report under the caption “List of Financial Statements and Financial Statement Schedules” which is incorporation herein by reference.

(a)	(3) List of Exhibits Required by Item 601 of Regulation S-K

     See “Exhibit Index” immediately following the financial statement schedules.

(b)  Reports on Form 8-K

     A Report on Form 8-K dated March 23, 2001 was filed reporting the spin-off of Stratos Lightwave; a Report on Form 8-K dated April 12, 2001 was filed which attached a copy of the Information Statement for the Stratos Lightwave spin-off; and a Report on Form 8-K dated April 28, 2001 was filed announcing the completion of the Stratos Lightwave spin-off.

(c) Exhibits Required by Item 601 of Regulation S-K

     See “Exhibit Index” immediately following the financial statement schedules.

(d) Financial Statement Schedules

     The response to this portion of Item 14 is included in this report under the caption “List of Financial Statements and Financial Statement Schedules” which is incorporated herein by reference.

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

METHODE ELECTRONICS, INC. (Registrant) By: /s/ DOUGLAS A. KOMAN —————————————— Douglas A. Koman Vice President of Corporate Finance

Dated: July 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM T. JENSEN ————————————— William T. Jensen	Chairman of the Board & Director (Principal Executive Officer)	July 27, 2001

/s/ DONALD W. DUDA ————————————— Donald W. Duda	President & Director	July 27, 2001

/s/ JOHN R. CANNON ————————————— John R. Cannon	Senior Executive Vice President & Director	July 27, 2001

/s/ KEVIN J. HAYES ————————————— Kevin J. Hayes	Director	July 27, 2001

/s/ JAMES W. ASHLEY, JR. ————————————— James W. Ashley, Jr.	Secretary & Director	July 27, 2001

/s/ JAMES W. McGINLEY ————————————— James W. McGinley	Director	July 27, 2001

/s/ ROBERT R. McGINLEY ————————————— Robert R. McGinley	Director	July 27, 2001

/s/ MICHAEL G. ANDRE ————————————— Michael G. Andre	Director	July 27, 2001

/s/ WILLIAM C. CROFT ————————————— William C. Croft	Director	July 27, 2001

/s/ RAYMOND J. ROBERTS ————————————— Raymond J. Roberts	Director	July 27, 2001

/s/ GEORGE C. WRIGHT ————————————— George C. Wright	Director	July 27, 2001

/s/ DOUGLAS A. KOMAN ————————————— Douglas A. Koman	Vice President of Corporate Finance (Principal Financial Officer)	July 27, 2001

/s/ ROBERT J. KUEHNAU ————————————— Robert J. Kuehnau	Vice President, Controller and Treasurer (Principal Accounting Officer)	July 27, 2001

12

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 14 (a) (1) and (2)

(1)	Financial Statements

The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets — April 30, 2001 and 2000.

Consolidated Statements of Income — Years Ended April 30, 2001, 2000 and 1999.

Consolidated Statements of Shareholders’ Equity — Years Ended April 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — Years Ended April 30, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Methode Electronics, Inc.

     We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Chicago, Illinois June 25, 2001 14

CONSOLIDATED BALANCE SHEETS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands)

	April 30,
	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 42,788	$ 28,890
Accounts receivable, less allowance
(2001—$3,522; 2000—$5,336)	66,124	67,281
Inventories:
Finished products	8,314	7,865
Work in process	30,114	30,294
Materials	12,932	9,587

	51,360	47,746
Current deferred income taxes	7,521	5,134
Prepaid expenses	9,532	4,332

TOTAL CURRENT ASSETS	177,325	153,383

PROPERTY, PLANT AND EQUIPMENT
Land	1,953	1,965
Buildings and building improvements	42,731	41,314
Machinery and equipment	152,145	143,839

	196,829	187,118

Less allowances for depreciation	126,705	116,207

	70,124	70,911

OTHER ASSETS
Goodwill, less accumulated amortization
(2001—$5,538; 2000—$4,339)	27,629	38,665
Cash surrender value of life insurance	7,537	9,667
Other	12,315	7,210

	47,481	55,542
Net Assets of discontinued operations (Note 3)	—	52,962

	$294,930	$332,798

15

	April 30,
	2001	2000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 27,658	$ 27,011
Salaries, wages and payroll taxes	8,368	9,550
Other accrued expenses	17,241	10,011
Income taxes	732	424
Notes payable	—	1,165

TOTAL CURRENT LIABILITIES	53,999	48,161

OTHER LIABILITIES	5,344	3,879

DEFERRED COMPENSATION	6,257	6,926

SHAREHOLDERS’ EQUITY (Note 5)
Common Stock, Class A	17,538	17,452
Common Stock, Class B	553	562
Stock Awards	(114)	(993)
Additional paid-in capital	33,320	27,984
Retained earnings	190,591	238,898
Accumulated other comprehensive income	(9,023)	(6,536)

	232,865	277,367

Less cost of shares in treasury	3,535	3,535

	229,330	273,832

	$ 294,930	$ 332,798

See notes to consolidated financial statements. 16

CONSOLIDATED STATEMENTS OF INCOME

METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands, except per share data)

	Year Ended April 30,
	2001	2000	1999
INCOME
Net sales (Note 12)	$ 359,710	$357,624	$362,082
Settlement of litigation	—	—	2,647
Other	2,430	3,244	2,982

	362,140	360,868	367,711

Costs and expenses:
Cost of products sold	296,422	273,959	275,283
Selling and administrative expenses	44,969	46,944	44,343
Goodwill impairment	9,695	—	—
Provision for exiting printed circuit business	—	—	3,100
Amortization of intangibles	1,293	1,363	1,285

	352,379	322,266	324,011

INCOME FROM OPERATIONS	9,761	38,602	43,700

Interest, net	1,680	1,699	999
Other, net	7,763	637	338

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	19,204	40,938	45,037

Income taxes (Note 7)	6,440	13,840	15,720

INCOME FROM CONTINUING OPERATIONS	12,764	27,098	29,317
Discontinued operations (Note 3):
Income from discontinued operations, less
applicable income taxes (2001—$2,973; 2000—$2,260;
1999—$2,130)	7,846	3,790	3,502
Costs associated with spin-off	(1,258)	—	—

NET INCOME	$ 19,352	$ 30,888	$ 32,819

Amounts per Common Share (Note 8):
Income from continuing operations:
Basic	$ 0.36	$ 0.77	$ 0.83
Diluted	$ 0.36	$ 0.76	$ 0.83
Net income:
Basic	$ 0.54	$ 0.87	$ 0.93
Diluted	$ 0.54	$ 0.87	$ 0.93

See notes to consolidated financial statements. 17

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY METHODE ELECTRONICS, INC. AND SUBSIDIARIES

Years Ended April 30, 2001, 2000 and 1999 (Dollar amounts in thousands, except per share data)

	Common Stock Class A	Common Stock Class B	Stock Awards	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance at April 30, 1998	$17,235	$602	$(1,067)	$21,022	$189,397	$ (376)	$ (773)	$ 226,040
Stock Award grant of 146,078 shares of Common Stock, Class A	73		(2,181)	2,108				—
Earned portion of Stock Awards			2,216					2,216
Tax effect of Stock Awards				(63)				(63)
Purchase of treasury stock 275,000 shares Common Stock, Class A							(3,084)	(3,084)
Conversion of 6,004 shares of Common Stock, Class B to 6,004								—
shares of Common Stock, Class A	3	(3)						—
Foreign currency translation adjustments						(2,354)		(2,354)	$ (2,354)
Net income for the year					32,819			32,819	32,819

									$ 30,465

Cash dividends on Common Stock - $.20 per share					(7,100)			(7,100)

Balance at April 30, 1999	17,311	599	(1,032)	23,067	215,116	(2,730)	(3,857)	248,474
Stock Award grant of 123,995 shares of Common Stock, Class A	62		(1,813)	1,751				—
Earned portion of Stock Awards			1,852					1,852
Exercise of options for 85,765 shares of Common Stock, Class A	42			1,275				1,317
Tax effect of Stock Awards and Stock Options				520				520
Contributions and sales of 39,455 shares of Treasury Stock to ESOP				1,371			322	1,693
Conversion of 73,140 shares of Common Stock, Class B to 73,140
shares of Common Stock, Class A	37	(37)						—
Foreign currency translation adjustments						(3,806)		(3,806)	$ (3,806)
Net income for the year					30,888			30,888	30,888

									$ 27,082

Cash dividends on Common Stock - $.20 per share					(7,106)			(7,106)

Balance at April 30, 2000	17,452	562	(993)	27,984	238,898	(6,536)	(3,535)	273,832
Stock Award forfeiture of 5,575 of Common Stock, Class A	(3)		82	(79)				—
Earned portion of Stock Awards			797					797
Exercise of options for 159,138 shares of Common Stock, Class A	80			2,620				2,700
Tax effect of Stock Awards and Stock Options				2,795				2,795
Conversion of 17,777 shares of Common Stock, Class B to 17,777								—
shares of Common Stock, Class A	9	(9)						—
Foreign currency translation adjustments						(2,487)		(2,487)	$ (2,487)
Net income for the year					19,352			19,352
									19,352

									$ 16,865

Distribution of Stratos Lightwave, Inc. – (Note 3)					(60,518)			(60,518)
Cash dividends on Common Stock - $.20 per share					(7,141)			(7,141)

Balance at April 30, 2001	$17,538	$553	$ (114)	$33,320	$190,591	$(9,023)	$(3,535)	$ 229,330

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands)

	Year Ended April 30,
	2001	2000	1999
OPERATING ACTIVITIES
Income from continuing operations	$ 12,764	$ 27,098	$ 29,317
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for depreciation and amortization	15,905	15,643	15,979
Provision for losses on accounts receivable	1,397	3,016	1,073
Goodwill impairment	9,695
Income from life insurance proceeds	(6,752)
Deferred income taxes	(794)	(838)	(1,060)
Amortization of Stock Awards	797	1,852	2,216
Provision for loss on idle equipment	639	1,000
Contribution of treasury stock to ESOP		1,200
Changes in operating assets and liabilities:
Accounts receivable	(240)	8,891	(19,308)
Inventories	(3,614)	(6,289)	3,903
Current deferred income taxes and prepaid expenses	(5,457)	1,166	(2,520)
Accounts payable and accrued expenses	9,129	2,104	2,669

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,469	54,843	32,269
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,578)	(12,859)	(17,539)
Purchase of subsidiary (Note 4)		(1,005)	(1,479)
Purchases of life insurance policies	(1,169)	(1,076)	(939)
Proceeds of life insurance policies	10,051
Loan to related party (Note 11)	(6,000)
Proceeds from sale of Printed Circuit Assets	—	3,529	—
Other	(301)	(5,003)	1,858

NET CASH USED IN INVESTING ACTIVITIES	(12,997)	(16,414)	(18,099)
FINANCING ACTIVITIES
Borrowings (repayments) on lines of
credit and long-term borrowings	(1,165)	(3,581)	1,625
Exercise of stock options	2,700	1,317
Treasury stock transactions		493	(3,084)
Cash Dividends	(7,141)	(7,106)	(7,100)

NET CASH USED IN FINANCING ACTIVITIES	(5,606)	(8,877)	(8,559)
Net cash used in discontinued operations	(968)	(22,877)	(7,575)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,898	6,675	(1,964)
Cash and cash equivalents at beginning of year	28,890	22,215	24,179

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 42,788	$ 28,890	$ 22,215

See notes to consolidated financial statements. 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

April 30, 2001
(Dollar amounts in thousands, except per share data)

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

     Income Taxes. Income taxes are accounted for using the liability method as required by Statement of Financial Accounting Standards, (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Revenue Recognition. Revenue from product sales, net of trade discounts and allowances, is recognized when title passes which is generally upon shipment. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2001, 2000 and 1999.

     Shipping and Handling Fees and Costs. The Company includes shipping and handling costs in cost of products sold.

     Foreign Currency Translation. The functional currencies of the Company’s foreign subsidiaries are the local currencies. Accordingly, the results of operations of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates.

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

     Research and Development Costs. Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 2001, 2000 and 1999 amounted to $20,500, $17,200 and $20,400, respectively.

     Fair Value of Financial Instruments. The carrying amounts of the Company’s borrowings under its short-term revolving credit agreements approximate their fair value. The weighted average interest rates on such borrowings for the years ended April 30, 2001, 2000 and 1999 were 6.50%, 7.18% and 7.23%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

1.  Significant Accounting Policies (Continued)

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Segment Disclosures. In 1999, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information (see Note 13).

     Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders’ Equity

     Reclassification. Certain amounts in fiscal 2000 and 1999 have been reclassified to conform to the classification in fiscal 2001.

Recent accounting pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB), No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective February 1, 2000. Such adoption did not have an effect on the revenue recognition policy of the Company.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal year ended April 30, 2001. The adoption of this statement did not have a significant impact on the Company’s financial results.

2.  Goodwill Impairment

     The Company recorded a $9,695 goodwill impairment charge during the fourth quarter of fiscal 2001. The charge represented the write-down to estimated fair value of the Company’s fiscal 1997 investment in Sentorque, Inc. Sentorque, Inc. and its subsidiary own certain torque sensing technologies that have not yet proven to be commercially feasible. The estimated fair value of the impaired asset was determined by comparing the present value of the expected future cash flows from existing licenses for the technology to the Company’s carrying value of the investment.

3.  Discontinued Operations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

3.  Discontinued Operations (Continued)

     In the first quarter of fiscal 2001 Stratos issued 10,062,500 shares of common stock in an initial public offering at a price of $21 per share. Proceeds from the offering totaled $195,500 net of underwriting discount and expenses and was used by Stratos to pay $2,957 of additional purchase price in connection with the acquisition of Polycore Technologies, Inc. and for Stratos general corporate purposes.

     After the initial public offering, the Company owned 84.3% of Stratos’ common stock outstanding. Effective as of the close of business on April 28, 2001 (“the distribution date”), Methode distributed all of its remaining interest in Stratos through a stock dividend to Methode stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each outstanding share of Methode Class A and Class B common stock. Methode’s consolidated financial statements for all periods present Stratos as discontinued operations through the spin-off date of April 28, 2001 in accordance with APB Opinion No. 30.

     Net sales for Stratos were $126,902, $71,785 and $46,458 in 2001, 2000 and 1999, respectively. The net assets of discontinued operations at April 30, 2000 consisted of the following:

Current assets	$ 25,203
Property, plant and equipment, less
accumulated depreciation	24,935
Goodwill, less accumulated amortization	10,563
Other assets	436

Total Assets	61,137
Current Liabilities	(6,163)
Other liabilities	(2,012)

Total Liabilities	(8,175)

Net Assets of Discontinued Operations	$ 52,962

4.  Acquisition And Divestitures

     Effective May 5, 1997, the Company purchased all of the outstanding shares of Adam Technologies, Inc., a designer and marketer of electronic connectors, for cash including contingent cash consideration provided certain performance targets were attained for fiscal 1998, 1999 and 2000. Such targets were substantially met and additional cash payments were made subsequent to each fiscal year end. This acquisition was accounted for using the purchase method of accounting, and the results of operations of Adam Technologies has been included in the Company’s consolidated financial statements from its date of acquisition. The excess of purchase price over net assets acquired, based on estimated fair value is being amortized on a straight-line basis over 40 years.

     In April 1999, the Company made the decision to exit the printed circuit industry and divest its two board manufacturing facilities. In the fourth quarter of fiscal 1999 the Company recorded a non-recurring charge of $3,100 or $1,860 net of tax benefits for the costs associated with the exit of the business. The charge was comprised of $1,540 for the write-down of the plant and equipment with a carrying value of $4,700 to their fair value, $600 for additional environmental costs directly associated with the decision to close the operations, and approximately $960 for other exit costs. The write-down for the plant and equipment reflected impairment in their carrying value. The fair value of the plant and equipment was based upon the estimated current value less costs to sell. The Company ceased operating both facilities as of September 30, 1999 and sold the majority of the assets for cash of approximately $3,529. At April 30, 2001 an accrual for costs relating to exiting the printed circuit business of $440 remained. The Company believes this accrual is adequate for potential losses on remaining printed circuit assets and environmental costs directly associated with closing these operations. Net sales of the Company’s printed circuit board businesses were $4,608 and $12,755 for fiscal 2000 and 1999, respectively. Net losses of the businesses were $661 and $1,061 for fiscal 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

5. Shareholders’ Equity

     Preferred Stock. The Company has 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

     Common Stock. Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company’s Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 2001, 5,895,547 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company’s stock award and stock option plans.

     Common Stock, par value $.50 per share, authorized, issued and in treasury, was as follows:

	April 30, 2001 Common Stock		April 30, 2000 Common Stock
	Class A	Class B	Class A	Class B
Authorized	100,000,000	5,000,000	100,000,000	5,000,000
Issued	35,075,461	1,106,954	34,904,121	1,124,731
In Treasury	419,745	12,200	419,745	12,200

     Shareholders’ Rights Agreement. On June 23, 2000, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of Class A and Class B Common Stock (collectively, the “Common Shares”) outstanding on June 30, 2000 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $400.00 per one ten-thousandth of a preferred share, subject to adjustment.

     The Rights will trade automatically with the Common Shares and will not be exercisable until it is announced that a person or group has become an “acquiring person” by acquiring 15% or more of the Common Shares, or a person or group commences a tender offer that will result in such person or group owning 15% or more of the Common Shares. Thereafter, separate right certificates will be distributed, and each right will entitle its holder to purchase for the exercise price, a fraction of a share of the Company’s Series A Junior Participating Preferred Stock having economic and voting terms similar to one share of Class A Common Stock.

     Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price, a number of shares of Common Shares having a market value of twice the exercise price. Rightholders would also be entitled to purchase the common stock of another entity having a value of twice the exercise price if, after a person has become an acquiring person, the Company were to enter into certain mergers or other transactions with such other entity. If any person becomes an acquiring person, the Company’s Board of Directors may, at its option and subject to certain limitations, exchange one share of Class A Common Stock for each Right.

     The Rights may be redeemed by the Company’s Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on June 30, 2010.

     Stock Awards. The Company has an Incentive Stock Award Plan (Incentive Plan) which permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,588,286 shares have been awarded through April 30, 2001. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If for any reason other than retirement, disability or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity (Continued)

     The Company also has an Incentive Stock Award Plan for Non-employee Directors that permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 111,000 shares have been awarded at April 30, 2001. Shares awarded pursuant to this plan have no vesting restrictions.

     There were no incentive stock awards granted under either plan for fiscal years 2001 and 2000 performance.

     Stock Options. In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan and in fiscal 2001 the Company adopted the Methode Electronics 2000 Stock Plan (“Plans”). The Plans award stock options to directors and key employees. As of April 30, 2001, there were no shares available for grant under the 1997 Plan and two million available under the 2000 Plan. Stock options granted under the 1997 Plan through April 30, 2001 vest over a period of two weeks to twenty-seven months after the date of the grant and have a term of ten years. No options were granted under the 2000 Stock Plan as of April 30, 2001.

     The decrease in the intrinsic value of Methode’s stock options attributable to the distribution of Stratos shares on April 28, 2001 was restored in accordance with the methodology set forth in the FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25. Accordingly, after the distribution of Stratos, the number of Methode options outstanding were increased and the exercise prices were correspondingly decreased to reflect the decline in intrinsic value on the distribution date. Unvested Methode options held by Stratos employees were forfeited as of the distribution of Stratos, pursuant to terms of the 1997 Stock Plan.

     The following table summarizes the transactions pursuant to the 1997 Stock Plan:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
April 30, 1998	204,545	$15.53	—	—
Granted	250,866	14.31
Cancelled	(26,280)	15.26

April 30, 1999	429,131	14.84	96,305	$15.53
Granted	291,180	27.18
Exercised	(85,765)	15.41
Cancelled	(23,083)	15.30

April 30, 2000	611,463	20.49	200,131	$15.34
Granted	447,350	38.75
Exercised	(159,138)	16.97
Cancelled	(94,344)	30.65
Adjustment to options to
compensate for loss in intrinsic
value due to Stratos distribution	1,563,675

April 30, 2001	2,369,006	$10.22	1,005,055	$ 8.27

Options Outstanding at April 30, 2001				Exercisable Options at April 30, 2001
Range of Exercise Prices	Shares	Avg. Remaining Life (Years)	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
$3.87 - 7.73	622,989	7.1	$ 5.06	543,574	$ 5.20
$8.08 - 13.51	1,545,860	8.8	11.47	291,915	9.21
$14.70 - 17.66	200,157	9.3	16.56	169,566	16.53

	2,369,006	8.4	$10.22	1,005,055	$ 8.27

25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity (Continued)

     The Company has adopted the disclosure-only provisions of SFAS No. 123 and has not recorded any compensation expense associated with these stock options. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 and related Interpretations. If the Company had determined compensation cost based on the fair value at the grant date consistent with SFAS No. 123, the Company’s income from continuing operations and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	Year Ended April 30
	2001	2000	1999
Income from continuing operations:
As reported	$12,764	$27,098	$29,317
Pro forma	7,060	25,707	28,376
Earnings per share from continuing operations
As reported
Pro forma
	.36	.77	.83
	.20	.73	.80
Diluted earnings per share:
As reported	.36	.76	.83
Pro forma	.20	.72	.80

     The weighted average estimated fair value of options granted during fiscal 2001, 2000 and 1999 was $25.16, 15.27 and $6.27. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Risk free interest rate	6.0%	5.9%	5.4%
Expected option life in years	6.0	6.0	6.0
Expected volatility	70.0%	55.2%	43.8%
Dividend yield	0.6%	0.5%	1.4%

6.  Employee Stock Ownership Plan and Employee 401(k) Savings Plan

     The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its eligible full-time employees. Eligible employees were generally U.S. employees who had completed one year of service. The Company made annual contributions of $1,200 to the ESOP during fiscal 2000 and 1999. The Company terminated the ESOP effective April 30, 2000 and replaced this benefit with a Company contribution to the Employee 401(k) Savings Plan equal to 3% of eligible compensation. The Company contribution to the Employee 401(k) Savings Plan was $1,844 in fiscal 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

7.  Income Taxes

     Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows:

	2001	2000
Deferred tax liabilities:
Accelerated tax depreciation	$3,809	$4,708
Other liabilities	477	—

Total deferred tax liabilities	4,286	4,708

Deferred tax assets:
Deferred compensation and
Stock Awards	2,444	3,356
Inventory valuation differences	1,635	1,010
Environmental reserves	1,350	805
Goodwill impairment	3,810	—
Bad debt reserves	1,357	2,067
Vacation accruals	932	1,143
Restructuring	834	246
Other accruals	2,222	1,251

	14,584	9,878
Less valuation allowance	3,810	—

Total deferred tax assets	10,774	9,878

Net deferred tax assets	$6,488	$5,170

Net current deferred tax assets	$7,521	$5,134
Net non-current deferred tax
assets (liabilities)	(1,033)	36

	$6,488	$5,170

Income taxes on income from continuing operations consisted of the following:

	2001	2000	1999

Current
Federal	$ 5,732	$ 11,860	$ 12,712
Foreign	1,035	487	1,393
State	467	2,331	2,675

	7,234	14,678	16,780
Deferred (credit)	(794)	(838)	(1,060)

	$ 6,440	$ 13,840	$ 15,720

     A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings from continuing operations is as follows:

	2001	2000	1999

Income tax at
statutory rate	$ 6,721	$ 14,328	$ 15,763
Effect of:
State income taxes	532	1,472	1,542
Foreign operations with
lower statutory rates	(2,654)	(2,340)	(1,793)
Goodwill	3,810	417	418
Life insurance proceeds	(2,384)	—	—
Other - net	415	(37)	(210)

Income tax provision	$ 6,440	$ 13,840	$ 15,720

27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

7.  Income Taxes (Continued)

     The Company paid income taxes of approximately $8,275 in 2001, $16,452 in 2000 and $15,216 in 1999. No provision has been made for income taxes of approximately $18,870 at April 30, 2001 which would be payable should undistributed net income of $47,710 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

8. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Numerator:
Income from continuing operations	$12,764	$27,098	$29,317
Income from discontinued operations	6,588	3,790	3,502

Net income	19,352	30,888	32,819
Denominator:
Denominator for basic earnings per
share-Weighted-average shares	35,605	35,308	35,312
Dilutive potential common shares-
Employee stock awards/options	191	236	99

Denominator for diluted earnings per
share-adjusted weighted-average
shares and assumed conversions	35,796	35,544	35,411

Income from continuing operations:
Basic	$.36	$.77	$.83

Diluted	$.36	$.76	$.83

Net income:
Basic	$.54	$.87	$.93

Diluted	$.54	$.87	$.93

     Options to purchase 600,303 shares of common stock at a weighted average option price of $35.37 per share were outstanding at year end but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The excluded shares equate to 1,765,873 shares at a weighted average option price of $11.99 after the adjustment to compensate for the loss of intrinsic value due the Stratos distribution.

9.  Environmental Matters

     The Company is involved in environmental investigation and/or remediation at certain of its former plant sites. The Company is not yet able to determine when such remediation activity will be complete.

     At April 30, 2001 and 2000, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of approximately $3,702 and $2,735, respectively, of which $602 and $635, respectively, is classified in Other Accrued Expenses, the remainder is included in Other Liabilities. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

9.  Environmental Matters (continued)

     In 2001, the Company spent $710 on remediation cleanups and related studies compared with $420 in 2000 and $624 in 1999. In the fourth quarter of fiscal 2001 the Company recorded a $1,000 provision for environmental remediation. In the fourth quarter of fiscal 1999, the Company also recorded $600 to provide for additional environmental costs associated with the exit of its printed circuit businesses, as well as a $1,000 provision for general printed circuit environmental costs not associated with the decision to exit the businesses. In 2001, the costs associated with environmental matters as they relate to day-to-day activities were not material.

10.  Pending Litigation

     Certain litigation arising in the normal course of business is pending against the Company. The Company is of the opinion that the resolution of such litigation will not have a significant effect on the consolidated financial statements of the Company.

11.  Related Party Transactions

     The Company’s cost of sales includes purchases of product from Stratos of $3,684 in 2001, $5,898 in 2000 and $4,018 in 1999.

     For purposes of governing certain of the ongoing relationships between the Company and Stratos at and after the separation and to provide for an orderly transition, the Company and Stratos entered into various agreements to provide services such as centralized advertising, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure services. The agreements govern individual transitional services as requested by Stratos or the Company, of the other party. Such services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement shall be one year (provision for extension exists) unless earlier terminated. The Company received a net reimbursement of approximately $436 under its transitional service agreements with Stratos. In accordance with a tax sharing agreement, Stratos is included in the Company’s fiscal 2001 consolidated tax return. As of April 30, 2001, Stratos had a payable of $1,550 to the Company, representing its portion of the tax liability.

     In April 2001, the Company loaned $6,000 to an affiliate of the Estate of William J. McGinley (the “Estate”). The Estate owns approximately 80.5% of the Company’s Class B Common Stock outstanding. The loan was made directly to Horizon Farms, Inc., an Illinois corporation (“Horizon”), which is owned by the Estate. The loan, which is included in other assets on the Company’s balance sheet, is payable on June 30, 2003 and bears interest at a rate of 5.25% per annum. The loan is secured by a mortgage lien on certain real property owned by Horizon pursuant to a Mortgage and Security Agreement.

12.  Material Customers

     Sales to two automotive customers approximated 52%, 54% and 46% of net sales in the years ended April 30, 2001, 2000 and 1999, respectively. At April 30, 2001 and 2000, accounts receivable from customers in the automotive industry were approximately $41,545 and $37,598.

     Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers generally have been within management’s expectation.

13.  Segment Information

     As described in Note 1, the Company adopted SFAS No. 131 in fiscal year 1999. The Company has two reportable business segments: Electronic Products and Optical Products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

13.  Segment Information (Continued)

     Methode Electronics, Inc. is a global manufacturer of component and subsystem devices. The Company designs, manufactures and markets devices employing electrical, electronic, wireless, sensing and optical technologies.

     Methode's components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets.

     The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. In fiscal 2001, the results of the Electrical segment includes the $9,695 goodwill impairment charge associated with Sentorque, as described in Note 2.

     The business units whose results are identified in the Optical segment principally employ light to control and convey signals. As described in Note 3, the Company transferred the majority of this business to a subsidiary that it distributed to its shareholders in a tax-free distribution effective as of the close of business April 28, 2001. The following information has been restated to reflect the operations of Stratos as a discontinued operation.

     The Company’s businesses which manufacture multi-layer printed circuit boards and bus systems as well as its independent laboratories which provide services for qualification testing and certification of electronic and optical components are included in the Other segment. In April 1999 the Company announced its decision to exit the manufacture of printed circuitry as described in Note 4.

     The accounting policies of the technology segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

     The table below presents information about the Company’s reportable segments:

	Fiscal Year 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$317,333	$24,675	$17,702		$359,710
Transfers between technology segments		3,084	154	$(3,238)	—

Total net sales	$317,333	$27,759	$17,856	$(3,238)	$359,710

Income before income taxes	$19,267	$2,802	$1,947		$24,016

Corporate expenses, net					(4,812)

Total income before income taxes					$19,204

Depreciation and amortization	$13,601	$448	$957		$15,006

Corporate depreciation and amortization					899

Total depreciation and amortization					$15,905

Identifiable assets	$183,981	$14,342	$14,467		$212,790

General corporate assets					82,140

Total assets					$294,930

30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES (Dollar amounts in thousands, except per share data)

13.  Segment Information (Continued)

	Fiscal Year 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$312,908	$19,216	$25,500		$357,624
Transfers between technology segments		1,567	316	$(1,883)	—

Total net sales	$312,908	$20,783	$25,816	$(1,883)	$357,624

Income before income taxes	$48,507	$359	$1,112		$49,978

Corporate expenses, net					(9,040)

Total income before income taxes					$40,938

Depreciation and amortization	$12,963	$585	$1,337		$14,885

Corporate depreciation and amortization					758

Total depreciation and amortization					$15,643

Identifiable assets	$171,807	$13,288	$14,565		$199,660

General corporate assets					80,176
Net assets of discontinued operations					52,962

Total assets					$332,798

	Fiscal Year 1999
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$314,595	$16,874	$30,613		$362,082
Transfers between technology segments	—	1,452	186	(1,638)	—

Total net sales	$314,595	$18,326	$30,799	$(1,638)	$362,082

Income (loss) before income taxes	$55,979	$1,748	$(4,829)		$52,898

Corporate expenses, net					(7,861)

Total income before income taxes					$45,037

Depreciation and amortization	$13,034	$519	$1,575		$15,128

Corporate depreciation and amortization					851

Total depreciation and amortization					$15,979

Identifiable assets	$178,254	$10,357	$23,075		$211,686

General corporate assets					73,413
Net assets of discontinued operations					26,169

Total assets					$311,268

31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

13.  Segment Information (Continued)

     Information about the Company’s continuing operations in different geographic regions is as follows:

	2001	2000	1999
Net Sales:
United States	$269,182	$272,534	$270,914
Asia Pacific	15,786	16,174	21,954
Europe	74,742	68,916	69,214

	$359,710	$357,624	$362,082

Income (loss) from continuing operations before income taxes:
United States	$9,215	$31,671	$32,069
Asia Pacific	(150)	(974)	2,880
Europe	8,459	8,542	9,089
Income & expenses
not allocated	1,680	1,699	999

	$19,204	$40,938	$45,037

Long-Lived Assets:
United States	$55,464	$67,110	$73,860
Asia Pacific	7,113	9,184	11,012
Europe	35,439	34,213	35,315

	$98,016	$110,507	$120,187

14.  Summary Of Quarterly Results Of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2001.

	Fiscal Year 2001 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$89,920	$93,939	$86,143	$89,708
Gross profit	19,472	18,616	14,303	10,897
Income from continuing operations	6,842	5,564	9,042	(8,684)
Net income	8,554	9,058	13,102	(11,362)
Income from continuing operations
per Common Share	.19	.16	.25	(.24)
Net income per Common Share	.24	.25	.37	(.32)

	Fiscal Year 2000 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$85,755	$90,359	$85,310	$96,200
Gross profit	20,444	20,802	20,077	22,342
Income from continuing operations	6,973	4,983	6,560	8,582
Net income	8,454	5,403	7,353	9,678
Income from continuing operations
per Common Share	.20	.14	.18	.24
Net income per Common Share	.24	.15	.21	.27
32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)

14.  Summary Of Quarterly Results Of Operations (continued)

     Third quarter fiscal year 2001 earnings reflect $6 million tax-free income ($.17 per diluted share) from life insurance proceeds and fourth quarter 2001 earnings reflect $0.6 million of tax-free income from life insurance and special charges of $9.7 million for goodwill impairment and $4.1 million to provide for the restructuring of two business units and the write-off of excess inventories and idle equipment ($11.9 million after tax; $.33 per diluted share).

     Second quarter fiscal 2000 earnings reflect a $3 million provision for a bad debt related to the bankruptcy of a large automotive safety system supplier ($1.9 million after tax; $.06 per diluted share).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES (in thousands)

COL. A	COL. B	COL. C		COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts–Describe	Deductions–Describe		Balance at End of Period
Year Ended APRIL 30, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$5,336	$1,397		$3,211	(1)	$3,522

Year Ended APRIL 30, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,354	$3,016		$ 34	(1)	$5,336

Year Ended APRIL 30, 1999:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,308	$1,073		$ 27	(1)	$2,354
(1) Uncollectible accounts written off, net of recoveries. 34

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)

4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (9)

10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977 (2)*

10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1 (2)*

10.3	Methode Electronics, Inc. Employee Stock Ownership Trust (2)*

10.4	Methode Electronics, Inc. Employee Stock Ownership Trust - - Amendment No.1 (2)*

10.5	Methode Electronics, Inc. Incentive Stock Award Plan (3)*

10.6	Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)*

10.7	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*

10.8	Methode Electronics, Inc. Capital Accumulation Plan (4)*

10.9	Incentive Stock Award Plan for Non-Employee Directors (5)*

10.10	Methode Electronics, Inc. 401(k) Savings Plan (5)*

10.11	Methode Electronics, Inc. 401(k) Saving Trust (5)*

10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan (6)

10.13	Methode Electronics, Inc. 1997 Stock Plan (7)*

10.14	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (8)

10.15	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant (8)

10.16	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (8)

10.17	Methode Electronics, Inc. 2000 Stock Plan (10)*

10.18	Form of Agreement between Kevin J. Hayes and Registrant*

10.19	Form of Agreement between Horizon Farms, Inc. and Registrant

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

(1)	Previously filed with Registrant’s Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form S-8 Registration Statement No. 2-60613 and incorporated herein by reference.

(3)	Previously filed with Registrant’s Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference. (4) Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(6)	Previously filed with Registrant’s S-8 Registration Statement No. 33-88036 and incorporated herein by reference.

(7)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2000, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed July 7, 2000, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

35