Form 10-K/A
period 2001-04-30
METHODE ELECTRONICS INC
filed 2001-08-07
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
2

     Fiscal year 2001 earnings reflect $6.6 million tax-free income ($.18 per diluted share) from life insurance proceeds and a special charge of $4.1 million ($2.7 million after tax; $.08 per diluted share) to provide for the restructuring of two business units and the write-off of excess inventory and idle equipment.

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

     As described in Note 3 to the consolidated financial statements, a majority of the Optical segment was transferred to the Company’s newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 26, 2000, Stratos issued shares of common stock in an initial public offering after which the Company owned 84.3% of Stratos’ common stock outstanding. Effective as of the close of business on April 28, 2001, the Company distributed all of its remaining interest in Stratos through a stock dividend to its stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each share of Methode Class A and Class B common stock. The Company’s consolidated financial statements for all periods present Stratos as a discontinued operation through the distribution date in accordance with Accounting Principles Board Opinion No. 30.

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

Fiscal Years Ended April 30, 2001 and 2000

     Net sales. Consolidated net sales increased 1% to $359.7 million in fiscal 2001 from $357.6 million in fiscal 2000. Net sales of the Electronic segment, which represented 88% of consolidated net sales in fiscal 2001 and fiscal 2000, increased to $317.3 million in fiscal 2001 from $312.9 million in fiscal 2000. Sales to the automotive industry, which represented 66% and 69% of Electronic segment net sales in 2001 and 2000 decreased by 4% in North America and increased modestly in Europe resulting in a worldwide decrease of 3% in fiscal 2001. The North American sales decrease was partly related to sales price reductions of up to 5% on many products sold to the auto manufacturers launched prior to fiscal year 2001. This decrease was offset by a 45% sales increase at our Duel Systems sonic welded package facility and a 25% sales increase at our terminator and cable assembly facility in Ireland.

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

     Net Sales of the Optical segment represented 5% of consolidated sales in fiscal 2000 and fiscal 1999. Optical segment net sales increased 14% to $19.2 million in fiscal 2000 from $16.9 million in fiscal 1999. The Company had double-digit sales growth at both of its optical cable assembly facilities in the United Kingdom and the Czech Republic.

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

     Gross margins of the Optical segment decreased to 15% in fiscal 2000 from 22% in fiscal 1999. The margin decline was experienced across all of the Company’s optical business and was primarily due to declines in the average unit prices for its products.

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

     Provision for exiting printed circuit business. The $3.1 million provision for exiting the printed circuit business in 1999 represents the estimated loss on disposal of assets, employee severance pay and additional costs associated with environmental matters specifically related to the decision to exit the business. Operating losses that were incurred in the first half of fiscal 2000 to wind down these businesses were not material and were recorded as incurred.

     Interest, net. Interest income, net of interest expense increased $0.7 million in fiscal 2000. The increase is primarily the result of higher cash balances available for investment and a reduction in short-term borrowings at the Company’s foreign locations.

     Other, net. Other, net was primarily currency exchange gains at the Company’s foreign locations in both fiscal 2000 and 1999.

     Income taxes. The effective income tax rates were 34% in fiscal 2000 and 35% in fiscal 1999. The effective income tax rates for both years reflect the effects of lower tax rates from foreign operations, offset in part by state income taxes.

Financial Condition, Liquidity and Capital Resources

     Net cash provided by operations was $33.5 million, $54.8 million and $32.3 million in fiscal years 2001, 2000 and 1999, respectively. The decrease in cash provided from operations in 2001 was primarily the result of lower net income. The increase in cash provided by operations in 2000 was primarily the result of the accelerated collection of accounts receivable that included substantial amounts related to automotive tooling programs.

     Net cash used in investing activities was $13.0 million for fiscal year 2001, $16.4 million for fiscal year 2000 and $18.1 million for fiscal year 1999. Net cash used in investing activities in fiscal 2001 included a $6.0 million loan to an affiliate of the Estate of William J. McGinley (see Note 11 to Consolidated Financial Statements) and was reduced by $10.1 million of life insurance proceeds received, principally from policies on the life of Mr. McGinley, owned by the Company. Net cash used in investing activities in fiscal 2000 was reduced by $3.5 million of proceeds received on the sale of the Company’s printed circuit assets.

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

METHODE ELECTRONICS, INC. (Registrant) By: /s/ DOUGLAS A. KOMAN —————————————— Douglas A. Koman Vice President of Corporate Finance

Dated: August 7, 2001

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)

4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (9)

10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977 (2)*

10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1 (2)*

10.3	Methode Electronics, Inc. Employee Stock Ownership Trust (2)*

10.4	Methode Electronics, Inc. Employee Stock Ownership Trust - - Amendment No.1 (2)*

10.5	Methode Electronics, Inc. Incentive Stock Award Plan (3)*

10.6	Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)*

10.7	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*

10.8	Methode Electronics, Inc. Capital Accumulation Plan (4)*

10.9	Incentive Stock Award Plan for Non-Employee Directors (5)*

10.10	Methode Electronics, Inc. 401(k) Savings Plan (5)*

10.11	Methode Electronics, Inc. 401(k) Saving Trust (5)*

10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan (6)

10.13	Methode Electronics, Inc. 1997 Stock Plan (7)*

10.14	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (8)

10.15	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant (8)

10.16	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (8)

10.17	Methode Electronics, Inc. 2000 Stock Plan (10)*

10.18	Form of Agreement between Kevin J. Hayes and Registrant(11)*

10.19	Form of Agreement between Horizon Farms, Inc. and Registrant(11)

10.20	Form of Agreement between William T. Jensen and Registrant *

21	Subsidiaries of the Registrant(11)

23.1	Consent of Ernst & Young LLP(11)

(1)	Previously filed with Registrant’s Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form S-8 Registration Statement No. 2-60613 and incorporated herein by reference.

(3)	Previously filed with Registrant’s Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(6)	Previously filed with Registrant’s S-8 Registration Statement No. 33-88036 and incorporated herein by reference.

(7)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2000, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed July 7, 2000, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

