Form 10-Q
period 2001-07-31
METHODE ELECTRONICS INC
filed 2001-09-17
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended July 31, 2001
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter.)

Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)   (708) 867-6777

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

Yes [X]    No [  ]

          At September 7, 2001, Registrant had 34,735,508 shares of Class A Common Stock and 1,093,017 shares of Class B Common Stock outstanding.

INDEX

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets July 31, 2001 and April 30, 2001

Condensed consolidated statements of income - - Three months ended July 31, 2001 and 2000

Condensed consolidated statements of cash flows - - Three months ended July 31, 2001 and 2000

Notes to condensed consolidated financial statements - - July 31, 2001

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

PART II.	OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2001	April 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,039	$42,788
Accounts receivable, net	63,491	66,124
Inventories:
Finished products	10,202	8,314
Work in process	26,209	30,114
Materials	13,759	12,932
	50,170	51,360
Current deferred income taxes	8,303	7,521
Prepaid expenses	5,356	9,532
TOTAL CURRENT ASSETS	176,359	177,325
PROPERTY, PLANT AND EQUIPMENT	198,753	196,829
Less allowance for depreciation	129,940	126,705
	68,813	70,124
GOODWILL, net	27,357	27,629
OTHER ASSETS	21,744	19,852
	$294,273	$294,930
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$24,873	$27,658
Other current liabilities	27,330	26,341
TOTAL CURRENT LIABILITIES	52,203	53,999
OTHER LIABILITIES	5,314	5,344
DEFERRED COMPENSATION	5,145	6,257
SHAREHOLDERS' EQUITY
Common Stock	18,129	18,091
Paid in capital	33,756	33,320
Retained earnings	193,055	190,591
Other shareholders' equity	(13,329)	(12,672)
	231,611	229,330
	$294,273	$294,930

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2001	2000
INCOME
Net sales	$79,596	$89,920
Other	521	688
Total	80,117	90,608
COSTS AND EXPENSES
Cost of products sold	64,604	70,364
Selling and administrative expenses	9,775	10,592
Total	74,379	80,956
Income from operations	5,738	9,652
Interest, net	367	501
Other, net	284	299
Income from continuing operations before income taxes	6,389	10,452
Income taxes	2,135	3,610
Income from continuing operations	4,254	6,842
Discontinued operations	-	1,712
NET INCOME	$4,254	$8,554
Basic and diluted earnings per Common Share:
Income from continuing operations	$0.12	$0.19
Net income	$0.12	$0.24
Cash dividends per Common Share	$0.05	$0.05
Weighted average number of Common Shares outstanding:
Basic	35,775	35,501
Diluted	35,946	35,762

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2001	2000
OPERATING ACTIVITIES
Income from continuing operations	$4,254	$6,842
Provision for depreciation and amortization	3,804	3,784
Changes in operating assets and liabilities	3,399	1,195
Other	193	388
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,650	12,209
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,260)	(4,234)
Other	(2,899)	771
NET CASH USED IN INVESTING ACTIVITIES	(5,159)	(3,463)
FINANCING ACTIVITIES
Options exercised	474	933
Dividends	(1,790)	(1,781)
Other	1,076	296
NET CASH USED IN FINANCING ACTIVITIES	(240)	(552)
Net cash used in discontinued operations	-	(480)
INCREASE IN CASH AND CASH EQUIVALENTS	6,251	7,714
Cash and cash equivalents at beginning of period	42,788	28,890
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,039	$36,604

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 31, 2001

1.       BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

          Comprehensive income consists of net income and foreign currency translation adjustments and totaled $3.5 million and $8.2 million for the first quarters of fiscal 2002 and 2001.

2.       DISCONTINUED OPERATIONS

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

          In the first quarter of fiscal 2001 Stratos issued 10,062,500 shares of common stock in an initial public offering at a price of $21 per share. After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding. Proceeds from the offering totaled $195.5 million net of underwriting discount and expenses and were retained by Stratos

          Effective as of the close of business on April 28, 2001 ("the distribution date"), Methode distributed all of its remaining interest in Stratos through a stock dividend to Methode stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each outstanding share of Methode Class A and Class B common stock. Methode's consolidated financial statements for all periods present Stratos as discontinued operations through the distribution date in accordance with APB Opinion No. 30.

          Net sales for Stratos in the first quarter of fiscal 2001 were $25.9 million.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.9 million ($.03 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of May 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

4.       EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2001	2000
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$4,254	$6,842
Income from discontinued operations	-	1,712
Net income	$4,254	$8,554
Denominator:
Denominator for basic earnings per share-weighted- average shares	35,775	35,501
Dilutive potential common shares- employee stock awards/options	171	261
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	35,946	35,762
Basic and diluted earnings per share:
Income from continuing operations	$.12	$.19
Net income	$.12	$.24

          Options to purchase 1,718,307 shares of common stock at a weighted average option price of $12.12 per share were outstanding at July 31, 2001 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5.       SEGMENT INFORMATION

          Methode Electronics, Inc. is a global manufacturer of component and subsystem devices. The Company designs, manufactures and markets devices employing electrical, electronic, wireless, sensing and optical technologies. Methode's components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. The Company has two reportable business segments: Electronic and Optical.

          The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals.

          The business units whose results are identified in the Optical segment principally employ light to control and convey signals. As described in Note 2, the Company transferred the majority of this business to Stratos. The following information has been restated to reflect the operations of Stratos as a discontinued operation.

          The Company's business that manufactures bus systems as well as its independent laboratories that provide services for qualification testing and certification of electronic and optical components are included in the Other segment.

          The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

          The table below presents information about the Company's reportable segments (in thousands):

	Three Months Ended July 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$66,475	$9,151	$3,970		$79,596
Transfers between technology segments	-	-	25	$(25)	-
Total net sales	$66,475	$9,151	$3,995	$(25)	$79,576
Income before income taxes	$6,857	$1,232	$478		$8,567
Corporate expenses, net					(2,178)
Total income before income taxes					$6,389
	Three Months Ended July 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$79,122	$6,615	$4,183		$89,920
Transfers between technology segments	-	-	28	$(28)	-
Total net sales	$79,122	$6,615	$4,211	$(28)	$89,920
Income before income taxes	$11,565	$314	$499		$12,378
Corporate expenses, net					(1,926)
Total income before income taxes					$10,452

6.       RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of bus systems and independent laboratories that provide services for qualification testing and certification of electronic and optical components.

          As described in Note 2 to the condensed consolidated financial statements, a majority of the Optical segment was transferred to the Company's newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 27, 2000, Stratos issued shares of common stock in an initial public offering after which the Company owned 84.3% of Stratos' common stock outstanding. Effective as of the close of business on April 28, 2001, the Company distributed all of its remaining interest in Stratos through a stock dividend to its stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each share of Methode Class A and Class B common stock. The Company's consolidated financial statements for all periods present Stratos as a discontinued operation through the distribution date in accordance with Accounting Principles Board Opinion No. 30.

Results of Operations

          The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,
	2001	2000
Income:
Net sales	100.0%	100.0%
Other	0.7	0.8
	100.7	100.8
Costs and expenses:
Cost of products sold	81.2	78.3
Selling and administrative expenses	12.3	11.8
Income From Operations	7.2	10.7
Interest, net	0.5	0.6
Other, net	0.3	0.3
Income From Continuing
Operations Before Income Taxes	8.0	11.6
Income taxes	2.7	4.0
Income From Continuing Operations	5.3	7.6
Discontinued operations	-	1.9
Net Income	5.3%	9.5%

          Net sales. First quarter consolidated net sales decreased 11% to $79.6 million in fiscal 2002 from $89.9 million in fiscal 2001. Net sales of the Electronic segment, which represented 84% and 88% of consolidated net sales in fiscal 2002 and fiscal 2001, decreased to $66.5 million in fiscal 2002 from $79.1 million in fiscal 2001. Product sales to the automotive industry, which represented 78% and 63% of Electronic segment net sales in 2002 and 2001 increased by 4% in fiscal 2002. The increase was the result of continued customer demand and new product launches, which were partially offset by price concessions made in January 2001. Sales for the balance of the Electronic segment decreased 48% reflecting the continued weakness in the overall economy and a further downturn in the computer and telecommunication markets.

          First quarter net sales of the Optical segment represented 11% of consolidated net sales in fiscal 2002 and 7% of consolidated net sales in fiscal 2001. Optical segment net sales increased 38% to $9.2 million in the first quarter of fiscal 2002 from $6.6 million in fiscal 2001. Net sales at the Company's domestic subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers more than doubled to $3.8 million in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001.

          First quarter net sales of the Other segment declined 5% to $4.0 million in fiscal 2002 from $4.2 million in fiscal 2001. Net sales of current-carrying bus devices decreased 7% in fiscal 2002, and net sales of the test laboratories declined 1%.

          Other income. Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. The decrease in the first quarter of fiscal 2002 from the first quarter of 2001 was due to a reduction in license fees and royalties earned in the quarter.

          Cost of products sold. Cost of products sold as a percentage of net sales was 81% in the first quarter of fiscal 2002 compared with 78% in the first quarter of fiscal 2001.

          Gross margins of the Electronic segment decreased to 19% in the first quarter of fiscal 2002 from 23% in the first quarter of fiscal 2001. While gross margins on sales to the automotive industry were down slightly from the year-ago first quarter, margins showed marked improvement over the third and fourth quarters of fiscal 2001 as a result of productivity gains and aggressive cost control programs. Gross margins for the balance of the Electronic segment declined significantly due to the significant sales decline experienced in the first quarter of fiscal 2002.

          Gross margins of the Optical segment increased to 22% in the fiscal 2002 first quarter from 10% in the fiscal 2001 first quarter. The significant increase in domestic sales and the return to profitability at the Company's fiber optic operation in the United Kingdom were the primary contributors to the margin increase in fiscal 2002.

          Gross margins of the Other segment were flat in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001 at 24%.

          Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 12% in the first quarter of both fiscal 2002 and fiscal 2001.

          Interest, net. Interest income, net of interest expense declined 27% in the first quarter of fiscal 2002 compared with fiscal 2001, primarily due to lower interest rates.

          Other, net. Other, net was primarily currency exchange gains at the Company's foreign locations in the first quarter of both fiscal 2002 and 2001.

          Income taxes. The effective income tax rate in the first quarter was 33% in fiscal 2002 and 35% in fiscal 2001. The effective rate for both fiscal 2002 and fiscal 2001 reflect the effect of lower tax rates on income from foreign operations, however income from foreign operations was a larger component of total consolidated income in fiscal 2002 accounting for the reduction in the effective tax rate. The effective rate for the full year fiscal 2001 was 34%.

Financial Condition, Liquidity and Capital Resources

          Net cash provided by operations was $11.7 million and $12.2 million in the first quarter of fiscal 2002 and 2001, respectively. The decrease in cash provided from net income was largely offset by decreased working capital requirements due to the overall business slowdown.

          Net cash used in investing activities was $5.2 million for fiscal 2002 and $3.5 million for fiscal 2001. Net cash used in investing activities in fiscal 2002 included a $2.0 million advance deposit on the Company's August 2001 acquisition of the automotive safety business of American Components, Inc. An additional $10.5 million of cash consideration for this acquisition was paid upon closing and additional contingent consideration will be due beginning in fiscal 2003 based on the attainment of certain sales targets. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad used in occupant detector systems.

          Net cash used in financing activities was $0.2 million in fiscal 2002 and $0.6 million in fiscal 2001. The Company paid cash dividends of $1.8 million in the first quarter of both fiscal 2002 and 2001 and received proceeds from the exercise of stock options of $0.5 million in fiscal 2002 and $0.9 million in fiscal 2001. In the first quarter of fiscal 2002, $1.1 million was provided by a short-term borrowing arrangement at a foreign subsidiary.

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

Cautionary Statement

          Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. The Company's business is highly dependent upon specific makes and models of automobiles. Therefore, the Company's financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of the Company's business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual growth in the Company's various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company's reports filed with the Securities and Exchange Commission. Any of these factors could cause the Company's actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from July 31, 2001 levels.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                      a)   Exhibits- See Index to Exhibits immediately following the signature page.

                      b)   Reports on Form 8-K

          The Company did not file a report on Form 8-K during the three months ended July 31, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.
By:	/s/ Douglas A. Koman Douglas A. Koman Vice President of Corporate Finance (Principal Financial Officer)

Dated: September 14, 2001

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (2)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan (3)
10.2	Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)
10.3	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)
10.4	Methode Electronics, Inc. Capital Accumulation Plan (4)
10.5	Incentive Stock Award Plan for Non-Employee Directors (5)
10.6	Methode Electronics, Inc. 401(k) Savings Plan (6)
10.7	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan (7)
10.8	Methode Electronics, Inc. 1997 Stock Plan (8)
10.9	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (9)
10.10	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant (9)
10.11	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (9)
10.12	Methode Electronics, Inc. 2000 Stock Plan (10)
10.13	Form of Agreement between Kevin J. Hayes and Registrant (11)
10.14	Form of Agreement between Horizon Farms, Inc. and Registrant (11)
10.15	Form of Agreement between William T. Jensen and Registrant (11)

(1)	Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.
(2)	Previously filed with Registrant's Form 8-K filed July 7, 2000, and incorporated herein by reference.
(3)	Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(4)	Previously filed with Registrant's Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.
(5)	Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6)	Previously filed with Registrant's S-8 Registration Statement No. 333-48356 and incorporated herein by reference.
(7)	Previously filed with Registrant's S-8 Registration Statement No. 33-88036 and incorporated herein by reference.
(8)	Previously filed with Registrant's Statement No. 333-49671 and incorporated herein by reference.
(9)	Previously filed with Registrant's Form 10-K for the year ended April 30, 2000, and incorporated herein by reference.
(10)	Previously filed with Registrant's Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.
(11)	Previously filed with Registrant's Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.