Form 10-Q
period 2001-10-31
METHODE ELECTRONICS INC
filed 2001-12-14
CIK 65270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended October 31, 2001
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	36-2090085 (I.R.S. Employer Identification No.)
7401 West Wilson Avenue, Harwood Heights, Illinois (Address of principal executive offices)	60706-4548 (Zip Code)

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

Yes /x/                      No / /

    At November 30, 2001, Registrant had 34,819,812 shares of Class A Common Stock and 1,091,917 shares of Class B Common Stock outstanding.

INDEX

METHODE ELECTRONICS, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2001	April 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,371	$42,788
Accounts receivable, net	62,763	66,124
Inventories:
Finished products	9,602	8,314
Work in process	24,691	30,114
Materials	13,370	12,932

	47,663	51,360
Current deferred income taxes	8,303	7,521
Prepaid expenses	5,659	9,532

TOTAL CURRENT ASSETS	170,759	177,325
PROPERTY, PLANT AND EQUIPMENT	198,542	196,829
Less allowance for depreciation	129,951	126,705

	68,591	70,124
GOODWILL, net	27,549	27,629
INTANGIBLE ASSETS, net	15,624	1,435
OTHER ASSETS	19,176	18,417

	$301,699	$294,930

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$24,684	$27,658
Other current liabilities	29,614	26,341

TOTAL CURRENT LIABILITIES	54,298	53,999
OTHER LIABILITIES	7,932	5,344
DEFERRED COMPENSATION	5,084	6,257
SHAREHOLDERS' EQUITY
Common Stock	18,167	18,091
Paid in capital	34,023	33,320
Retained earnings	195,117	190,591
Other shareholders' equity	(12,922)	(12,672)

	234,385	229,330

	$301,699	$294,930

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
INCOME
Net sales	$81,064	$93,939	$160,660	$183,859
Other	498	423	1,019	1,270

	81,562	94,362	161,679	185,129
COSTS AND EXPENSES
Cost of products sold	66,677	75,323	131,281	145,771
Selling and administrative expenses	9,849	11,303	19,624	21,970

	76,526	86,626	150,905	167,741

Income from operations	5,036	7,736	10,774	17,388
Interest, net	339	368	706	869
Other, net	318	265	602	564

Income from continuing operations before income taxes	5,693	8,369	12,082	18,821
Income taxes	1,840	2,805	3,975	6,415

Income from continuing operations	3,853	5,564	8,107	12,406
Discontinued operations	—	3,494	—	5,206

NET INCOME	$3,853	$9,058	$8,107	$17,612

Amounts per Common Share:
Income from continuing operations:
Basic	$0.11	$0.16	$0.23	$0.35
Diluted	$0.11	$0.16	$0.23	$0.35
Net income
Basic	$0.11	$0.25	$0.23	$0.50
Diluted	$0.11	$0.25	$0.23	$0.49
Cash dividends	$0.05	$0.05	$0.10	$0.10
Weighted average number of Common
Shares outstanding:
Basic	35,847	35,596	35,809	35,550
Diluted	36,026	35,891	35,984	35,828

    See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2001	2000
OPERATING ACTIVITIES
Income from continuing operations	$8,107	$12,406
Provision for depreciation and amortization	7,886	7,609
Changes in operating assets and liabilities	7,732	(2,656)
Other	353	489

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,078	17,848
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,202)	(8,549)
Acquisitions	(13,006)	—
Other	253	(2,148)

NET CASH USED IN INVESTING ACTIVITIES	(17,955)	(10,697)
FINANCING ACTIVITIES
Options exercised	779	2,388
Dividends	(3,582)	(3,567)
Other	263	(220)

NET CASH USED IN FINANCING ACTIVITIES	(2,540)	(1,399)
Net cash used in discontinued operations	—	(603)

INCREASE IN CASH AND CASH EQUIVALENTS	3,583	5,149
Cash and cash equivalents at beginning of period	42,788	28,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,371	$34,039

    See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
October 31, 2001

1.
BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $4.3 million and $6.0 million for the second quarters of fiscal 2002 and 2001, and $7.7 million and $14.3 million for the six months ended October 31, 2001 and 2000.

2.
ACQUISITION

    On August 1, 2001 the Company purchased for $12.6 million in cash, including costs of acquisition, the automotive safety business of American Components, Inc. Additional contingent consideration will be due beginning in fiscal 2003 based on the attainment of certain sales targets, up to a maximum additional consideration of $11.5 million. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detector system. Also included in this purchase was patented intellectual property for a rollover airbag curtain that the Company intends to further develop. The pro forma results of operations for the six months ended October 31, 2001 and the three and six months ended October 31, 2000 assuming the purchase occurred at the beginning of the period would not differ materially from reported amounts.

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

    In the first quarter of fiscal 2001 Stratos issued 10,062,500 shares of common stock in an initial public offering at a price of $21 per share. After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding. Proceeds from the offering totaled $195.5 million net of underwriting discount and expenses and were retained by Stratos.

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

    Net sales for Stratos for the three-month and six-month periods ended October 31, 2000 were $34.5 million and $60.4 million, respectively.

4.
RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.9 million ($.02 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of May 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long Lived Assets. The Company will adopt these standards beginning in the first quarter of fiscal 2003. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

5.
EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$3,853	$5,564	$8,107	$12,406
Income from discontinued operations	—	3,494	—	5,206

Net income	3,853	9,058	8,107	17,612
Denominator:
Denominator for basic earnings per share-weighted-average shares	35,847	35,596	35,809	35,550
Dilutive potential common shares-employee stock awards/options	179	295	175	278

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,026	35,891	35,984	35,828

Amounts per Common Share:
Income from continuing operations:
Basic	$.11	$.16	$.23	$.35

Diluted	$.11	$.16	$.23	$.35

Net income
Basic	$.11	$.25	$.23	$.50

Diluted	$.11	$.25	$.23	$.49

    Options to purchase 1,180,390 shares of common stock at a weighted average option price of $12.92 per share were outstanding at October 31, 2001 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

6.
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

    The business units whose results are identified in the Optical segment principally employ light to control and convey signals. As described in Note 3, the Company transferred the majority of this business to a subsidiary that it distributed to its shareholders in a tax-free distribution effective as of the close of business April 28, 2001. The following information has been restated to reflect the operations of the subsidiary as a discontinued operation.

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

    The table below presents information about the Company's reportable segments (in thousands):

	Three Months Ended October 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$69,494	$7,554	$4,016		$81,064
Transfers between technology segments	—	—	14	$(14)	—

Total net sales	$69,494	$7,554	$4,030	$(14)	$81,064

Income before income taxes	$7,103	$635	$342		$8,080

Corporate expenses, net					(2,387)

Income from continuing operations before income taxes					$5,693

	Three Months Ended October 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$83,549	$5,710	$4,680		$93,939
Transfers between technology segments	—	—	45	$(45)	—

Total net sales	$83.549	$5,710	$4,725	$(45)	$93,939

Income before income taxes	$10,543	$463	$537		$11,543

Corporate expenses, net					(3,174)

Income from continuing operations before income taxes					$8,369

		Six Months Ended October 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$135,969	$16,704	$7,987		$160,660
Transfers between technology segments	—	—	40	$(40)	—

Total net sales	$135,969	$16,704	$8,027	$(40)	$160,660

Income before income taxes	$13,960	$1,867	$820		$16,647

Corporate expenses, net					(4,565)

Income from continuing operations before income taxes					$12,082

		Six Months Ended October 31, 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$162,670	$12,325	$8,864		$183,859
Transfers between technology segments	—	—	73	$(73)	—

Total net sales	$162,670	$12,325	$8,937	$(73)	$183,859

Income before income taxes	$22,170	$778	$1,037		$23,985

Corporate expenses, net					(5,164)

Income from continuing operations before income taxes					$18,821

7.
COMMITMENTS AND CONTINGENCIES

    The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. During pricing discussions on existing business, an automotive OEM has made statements to the Company alleging that the Company may be liable for some of the customer's warranty and recall expenses. The claims in such situations, individually in certain circumstances and in the aggregate, involve amounts that may be material. As of this filing any claims are unasserted and at this time, the Company is unable to determine what, if any, its liability may be. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company's management, based on the information available at the time, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial position the Company.

8.
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

    As described in Note 3 to the condensed consolidated financial statements, a majority of the Optical segment was transferred to a subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 26, 2000, Stratos issued shares of common stock in an initial public offering after which the Company owned 84.3% of Stratos' common stock outstanding. Effective as of the close of business on April 28, 2001, the Company distributed all of its remaining interest in Stratos through a stock dividend to its stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each share of Methode Class A and Class B common stock. The Company's consolidated financial statements for all periods present Stratos as a discontinued operation through the distribution date in accordance with Accounting Principles Board Opinion No. 30.

Results of Operations

    The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.6	0.4	0.6	0.7

	100.6	100.4	100.6	100.7
Costs and expenses:
Cost of products sold	82.3	80.2	81.7	79.3
Selling and administrative expenses	12.1	12.0	12.2	12.0

Income From Operations	6.2	8.2	6.7	9.4
Interest, net	0.4	0.4	0.4	0.5
Other, net	0.4	0.3	0.4	0.3

Income From Continuing Operations Before Income Taxes	7.0	8.9	7.5	10.2
Income taxes	2.2	3.0	2.5	3.4

Income From Continuing Operations	4.8	5.9	5.0	6.8
Discontinued operations	—	3.7	—	2.8

Net Income	4.8%	9.6%	5.0%	9.6%

    Net sales.  Second quarter consolidated net sales decreased 14% to $81.1 million in fiscal 2002 from $93.9 million in fiscal 2001. Consolidated net sales for the six-month period ended October 31, 2001 decreased 13% to $160.7 million from $183.9 million for the comparable period last year.

    Net sales of the Electronic segment decreased 17% to $69.5 million in the second quarter of fiscal 2002 from $83.5 million in fiscal 2001. Electronic segment net sales for the six months ended October 31, 2001 decreased 16% to $136.0 million from $162.7 million for the same period last year. Electronic segment net sales represented 86% and 85% of consolidated net sales for the quarter and six months ended October 31, 2001 compared with 89% and 88% for the comparable periods last year. Net sales to the automotive industry which represented 68% and 67% of the Electronic segment net sales in the second quarter and six months ended October 31, 2001, up from 59% and 58% last year, were flat for the quarter and the six months ended October 31, 2001 compared with the comparable periods last year. Sales for the balance of the Electronic segment decreased 50% in the second quarter and 49% for the six-month period ended October 31, 2001 reflecting the continued weakness in the overall economy and the further downturn in the computer and telecommunication markets.

    Net sales of the Optical segment for the second quarter of fiscal 2002 increased 32% to $7.6 million from $5.7 million a year ago. Net sales for the six-month period ended October 31, 2001 increased 36% over the same period a year ago to $16.7 million from $12.3 million. Net sales at the Company's domestic subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers more than doubled to $4.0 million and $7.8 million in the quarter and six-month period ended October 31, 2001 compared with the comparable periods last year.

    Net sales of the Other segment, principally current carrying bus devices and test laboratories declined 14% to $4.0 million in the second quarter of fiscal 2002 from $4.7 million in fiscal 2001. Other segment net sales for the six-month period declined 10% to $8.0 from $8.9 million last year. Net sales of current-carrying bus devices decreased 18% in the quarter and 13% for the six-month period. Net sales of the test laboratories decreased 6% in the quarter and 4% for the six-month period.

    Other income.  Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. Both joint venture earnings and license fees and royalties were down year-to-date in fiscal 2002.

    Cost of products sold.  Cost of products sold as a percentage of net sales was 82% in both the second quarter and six-month period of fiscal 2002 compared with 80% and 79% for the second quarter and the six-month period ended October 31, 2000.

    Gross margins of the Electronic segment decreased to 18% in both the second quarter and six-month period of fiscal 2002 from 21% for the second quarter and 22% for the six-month period ended October 31, 2000. Gross margins on sales to the automotive industry were up in both the quarter and six-month period ended October 31, 2001 compared to the prior year and showed marked improvement over the third and fourth quarters of fiscal 2001 as a result of productivity gains and aggressive cost control programs. Gross margins for the balance of the Electronic segment fell dramatically due to the significant reduction in sales volume experienced in fiscal 2002.

    Gross margins of the Optical segment increased to 20% in second quarter and 21% in the six-month period in fiscal 2002 from 17% in the second quarter and 13% in the six-month period of fiscal 2001. This margin improvement was the result of increased sales at the Company's custom fiber optic installation subsidiary.

    Gross margins of the Other segment decreased to 20% in second quarter of fiscal 2002 from 22% in the prior year second quarter and to 22% in the six-month period from 23% in the six-month period of fiscal 2001. The margin declines were the result of the decline in sales volume in fiscal 2002.

    Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 12% for the quarter and six-month periods in both fiscal 2002 and fiscal 2001.

    Interest, net.  Interest income, net of interest expense declined 8% in the second quarter and 19% in the six-month period of fiscal 2002 compared with fiscal 2001, primarily due to lower interest rates.

    Other, net.  Other non-operating income for fiscal 2002 and fiscal 2001 consists primarily of currency exchange gains at the Company's foreign locations.

    Income taxes.  The effective income tax rate was 32% in the second quarter and 33% in the six-month period of fiscal 2002 compared with 34% in both the second quarter and six-month period of fiscal 2001. The effective rate for both fiscal 2002 and fiscal 2001 reflect the effect of lower tax rates on income from foreign operations, however income from foreign operations was a larger component of total consolidated income in fiscal 2002 accounting for the reduction in the effective tax rate. The effective rate for the full year fiscal 2001 was 34%.

Financial Condition, Liquidity and Capital Resources

    Net cash provided by operations was $24.1 million and $17.8 million in the first six months of fiscal 2002 and 2001, respectively. The decrease in cash provided from net income in fiscal 2002 was more than offset by decreased working capital requirements due to the overall business slowdown.

    Net cash used in investing activities was $18.0 million for fiscal 2002 and $10.7 million for fiscal 2001. Net cash used in investing activities in fiscal 2002 included $12.6 million for the Company's August 1, 2001 acquisition of the automotive safety business of American Components, Inc. Additional contingent consideration will be due for this acquisition beginning in fiscal 2003 based on the attainment of certain sales targets. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad used by a tier-one automotive supplier in its passenger occupant detector system and the patented intellectual property for a rollover airbag curtain.

    Net cash used in financing activities was $2.5 million in fiscal 2002 and $1.4 million in fiscal 2001. The Company paid cash dividends of $3.6 million in the first half of both fiscal 2002 and 2001 and received proceeds from the exercise of stock options of $0.8 million in fiscal 2002 and $2.4 million in fiscal 2001.

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

Cautionary Statement

    Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. The Company's business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Therefore, the Company's financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of the Company's business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual growth in the Company's various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company's reports filed with the Securities and Exchange Commission. Any of these factors could cause the Company's actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Singapore dollar, Maltese lira and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from October 31, 2001 levels.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Stockholders Meeting of the company was held on September 18, 2001.

  (c)
  At the Annual Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders and each Class B nominee for director was elected by a vote of the Class B Stockholders.

1.
Election of the below named Class A nominees of the Board of Directors of the Company by the holders of Class A Common Stock:

	For	Withheld
Warren L. Batts	28,614,963	2,462,722
William C. Croft	28,627,508	2,450,177
George C. Wright	28,629,977	2,447,708
2.
Election of the below named Class B nominee of the Board of Directors of the Company by the holders of Class B Common Stock:

	For	Withheld
James W. Ashley	1,057,791	3,724
Donald W. Duda	1,057,803	3,712
William T. Jensen	1,057,808	3,707
James W. McGinley	1,058,312	3,203
Robert R. McGinley	1,058,912	2,603

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits—See Index to Exhibits immediately following the signature page.

  b)
  Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended October 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.
By:	/s/ DOUGLAS A. KOMAN Douglas A. Koman Principal Financial Officer

Dated: December 14, 2001

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (9)
10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977 (2)*
10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1 (2)*
10.3	Methode Electronics, Inc. Employee Stock Ownership Trust (2)*
10.4	Methode Electronics, Inc. Employee Stock Ownership Trust—Amendment No.1 (2)*
10.5	Methode Electronics, Inc. Incentive Stock Award Plan (3)*
10.6	Methode Electronics, Inc. Supplemental Executive Benefit Plan (4)*
10.7	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)*
10.8	Methode Electronics, Inc. Capital Accumulation Plan (4)*
10.9	Incentive Stock Award Plan for Non-Employee Directors (5)*
10.10	Methode Electronics, Inc. 401(k) Savings Plan (5)*
10.11	Methode Electronics, Inc. 401(k) Saving Trust (5)*
10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan (6)
10.13	Methode Electronics, Inc. 1997 Stock Plan (7)*
10.14	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (8)
10.15	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant (8)
10.16	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (8)
10.17	Methode Electronics, Inc. 2000 Stock Plan (10)*
10.18	Form of Agreement between Kevin J. Hayes and Registrant (11)*
10.19	Form of Agreement between Horizon Farms, Inc. and Registrant (11)
10.20	Form of Agreement between William T. Jensen and Registrant (11)*

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

QuickLinks

INDEX METHODE ELECTRONICS, INC AND SUBSIDIARIES
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS