Form 10-Q
period 2002-01-31
METHODE ELECTRONICS INC
filed 2002-03-14
CIK 65270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the quarterly period ended January 31, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	36-2090085 (I.R.S. Employer Identification No.)
7401 West Wilson Avenue, Harwood Heights, Illinois (Address of principal executive offices)	60706-4548 (Zip Code)
(Registrant's telephone number, including area code) (708) 867-6777

None
(Former name, former address, former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At March 6, 2002, Registrant had 34,923,526 shares of Class A Common Stock and 1,089,417 shares of Class B Common Stock outstanding.

INDEX

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2002	April 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,332	$42,788
Accounts receivable, net	57,232	66,124
Inventories:
Finished products	10,116	8,314
Work in process	21,765	30,114
Materials	8,977	12,932

	40,858	51,360
Current deferred income taxes	8,303	7,521
Prepaid expenses	5,768	9,532

TOTAL CURRENT ASSETS	166,493	177,325
PROPERTY, PLANT AND EQUIPMENT	201,707	196,829
Less allowance for depreciation	133,089	126,705

	68,618	70,124
GOODWILL, net	27,260	27,629
INTANGIBLE ASSETS, net	15,322	1,435
OTHER ASSETS	19,087	18,417

	$296,780	$294,930

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$20,060	$27,658
Other current liabilities	31,547	26,341

TOTAL CURRENT LIABILITIES	51,607	53,999
OTHER LIABILITIES	7,798	5,344
DEFERRED COMPENSATION	5,081	6,257
SHAREHOLDERS' EQUITY
Common Stock	18,201	18,091
Paid in capital	34,379	33,320
Retained earnings	193,690	190,591
Other shareholders' equity	(13,976)	(12,672)

	232,294	229,330

	$296,780	$294,930

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
INCOME:
Net sales	$74,035	$86,143	$234,695	$270,002
Other	437	487	1,456	1,757

	74,472	86,630	236,151	271,759
COSTS AND EXPENSES:
Cost of products sold	65,839	71,840	197,120	217,611
Selling and administrative expenses	9,157	11,438	28,781	33,408

	74,996	83,278	225,901	251,019

Income (loss) from operations	(524)	3,352	10,250	20,740
Interest, net	248	429	954	1,298
Other, net	298	6,121	900	6,685

Income from continuing operations before income taxes	22	9,902	12,104	28,723
Income taxes	(350)	860	3,625	7,275

Income from continuing operations	372	9,042	8,479	21,448
Discontinued operations	—	4,060	—	9,266

NET INCOME	$372	$13,102	$8,479	$30,714

Basic and diluted earnings per Common Share:
Income from continuing operations	$0.01	$0.25	$0.24	$0.60
Net income	$0.01	$0.37	$0.24	$0.86
Cash dividends per Common Share	$0.05	$0.05	$0.15	$0.15
Weighted average number of Common
Shares outstanding:
Basic	35,924	35,631	35,845	35,575
Diluted	36,096	35,770	36,020	35,806

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended January 31,
	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$8,479	$21,448
Provision for depreciation and amortization	12,495	11,510
Changes in operating assets and liabilities	16,844	(7,160)
Other	464	535

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,282	26,333
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,083)	(11,853)
Acquisitions	(13,008)	—
Other	(908)	(7,245)

NET CASH USED IN INVESTING ACTIVITIES	(22,999)	(19,098)
FINANCING ACTIVITIES
Options exercised	1,168	2,408
Dividends	(5,380)	(5,351)
Other	473	(4)

NET CASH USED IN FINANCING ACTIVITIES	(3,739)	(2,947)
Net cash used in discontinued operations	—	(820)

INCREASE IN CASH AND CASH EQUIVALENTS	11,544	3,468
Cash and cash equivalents at beginning of period	42,788	28,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,332	$32,358

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2002

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

        Comprehensive income (loss) consists of net income and foreign currency translation adjustments and totaled ($0.7) million and $15.6 million for the third quarters of fiscal 2002 and 2001, respectively, and $7.1 million and $30.0 million for the nine months ended January 31, 2002 and 2001, respectively.

2.    ACQUISITION

        On August 1, 2001 the Company purchased for $12.6 million in cash, including costs of acquisition, the automotive safety business of American Components, Inc. Additional contingent consideration will be due beginning in fiscal 2003 based on the attainment of certain sales targets, up to a maximum additional consideration of $11.5 million. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detector system. Also included in this purchase was patented intellectual property for a rollover airbag curtain that the Company intends to further develop. The pro forma results of operations for the nine months ended January 31, 2002 and the three and nine months ended January 31, 2001 assuming the purchase occurred at the beginning of the period would not differ materially from reported amounts.

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

        Net sales for Stratos for the three-month and nine-month periods ended January 31, 2001 were $40.3 million and $100.7 million, respectively.

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

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.6 million ($.02 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        In October 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long Lived Assets. The Company will adopt these standards beginning in the first quarter of fiscal 2003. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

5.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
	(In Thousands, Except Per Share Amounts)
Numerator:
Income from continuing operations	$372	$9,042	$8,479	$21,448
Income from discontinued operations	—	4,060	—	9,266

Net income	372	13,102	8,479	30,714
Denominator:
Denominator for basic earnings per share—weighted-average shares	35,924	35,631	35,845	35,575
Dilutive potential common shares—employee stock awards/options	172	139	175	231

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,096	35,770	36,020	35,806

Basic and diluted earnings per share:
Income from continuing operations	$0.01	$0.25	$0.24	$0.60

Net income	$0.01	$0.37	$0.24	$0.86

        Options to purchase 875,642 shares of common stock at a weighted average option price of $12.81 per share were outstanding at January 31, 2002 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

        The table below presents information about the Company's reportable segments (in thousands):

	Three Months Ended January 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$66,002	$4,719	$3,314	$—	$74,035
Transfers between technology segments	—	—	1	(1)	—

Total net sales	$66,002	$4,719	$3,315	$(1)	$74,035

Income (loss) before income taxes	$2,754	$(855)	$(10)		$1,889

Corporate expenses, net					(1,867)

Income from continuing operations before income taxes					$22

	Three Months Ended January 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$75,014	$6,874	$4,255	$—	$86,143
Transfers between technology segments	—	—	47	(47)	—

Total net sales	$75,014	$6,874	$4,302	$(47)	$86,143

Income before income taxes	$4,743	$724	$276		$5,743

Corporate income (expenses), net					4,159

Income from continuing operations before income taxes					$9,902

	Nine Months Ended January 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$201,971	$21,423	$11,301	$—	$234,695
Transfers between technology segments	—	—	41	(41)	—

Total net sales	$201,971	$21,423	$11,342	$(41)	$234,695

Income before income taxes	$16,714	$1,012	$810		$18,536

Corporate expenses, net					(6,432)

Income from continuing operations before income taxes					$12,104

	Nine Months Ended January 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$237,685	$19,199	$13,118		$270,002
Transfers between technology segments	—	—	120	(120)	—

Total net sales	$237,685	$19,199	$13,238	$(120)	$270,002

Income before income taxes	$26,913	$1,502	$1,313		$29,728

Corporate expenses, net					(1,005)

Income from continuing operations before income taxes					$28,723

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

        The Company has been in discussions with an automotive OEM customer to resolve a dispute relating to certain products the Company supplied prior to fiscal 2002. While it is the Company's position that all such products complied with product and test specifications, it also believes that it is in its best interest to bring this matter to a resolution. The Company increased its warranty reserve by $5 million in the third quarter of fiscal 2002 to address this issue. The Company is not aware of similar issues with any other products it manufactures, or has manufactured.

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

Results of Operations

        The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.6	0.6	0.6	0.7

	100.6	100.6	100.6	100.7
Costs and expenses:
Cost of products sold	88.9	83.4	84.0	80.6
Selling and administrative expenses	12.4	13.3	12.3	12.4

Income (Loss) From Operations	(0.7)	3.9	4.3	7.7
Interest, net	0.3	0.5	0.4	0.5
Other, net	0.4	7.1	0.4	2.5

Income From Continuing Operations Before Income Taxes	0.0	11.5	5.1	10.7
Income taxes	0.5	1.0	1.5	2.7

Income From Continuing Operations	0.5	10.5	3.6	8.0
Discontinued operations	—	4.7	—	3.4

Net Income	0.5%	15.2%	3.6%	11.4%

        Third quarter fiscal 2002 income from continuing operations was $0.4 million, or $0.01 per share compared to $9.0 million, or $0.25 per share for the same period last year. Third quarter fiscal 2002 income from continuing operations, before recording an after-tax charge of $3.0 million, or $0.08 per share, to increase warranty reserves, was $3.4 million, or $0.09 per share. This compares with income from continuing operations of $3.0 million, or $0.08 per share, for the same period last year, before including a life insurance gain of $6.0 million, or $0.17 per share. For the nine months ended January 31, 2002, income from continuing operations was $8.5 million, or $0.24 per share compared to $21.4 million, or $0.60 per share last year. Excluding the after-tax warranty charge of $3.0 million, or $0.08 per share, income from continuing operations for the nine months ended January 31, 2002 was $11.5 million, or $0.32 per share compared with income from continuing operations of $15.4 million, or $0.43 per share, for the same period last year before including the life insurance gain of $6.0 million, or $0.17 per share.

        Net sales.    Third quarter consolidated net sales decreased 14% to $74.0 million in fiscal 2002 from $86.1 million in fiscal 2001. Consolidated net sales for the nine-month period ended January 31, 2002 decreased 13% to $234.7 million from $270.0 million for the comparable period last year.

        Net sales of the Electronic segment decreased 12% to $66.0 million in the third quarter of fiscal 2002 from $75.0 million in fiscal 2001. Electronic segment net sales for the nine months ended January 31, 2002 decreased 15% to $202.0 million from $237.7 million for the same period last year. Electronic segment net sales represented 89% and 86% of consolidated net sales for the quarter and nine months ended January 31, 2002 compared with 87% and 88% for the comparable periods last year. Net sales to the automotive industry, which represented 80% of the Electronic segment net sales in the third quarter and nine months ended January 31, 2002, up from 66% and 67% last year, were up 7% for the quarter and 2% for the nine months ended January 31, 2002 compared with the comparable periods last year. Sales for the balance of the Electronic segment decreased 47% in the third quarter and the nine-month period ended January 31, 2002 reflecting the continued weakness in the overall economy and the computer and telecommunication markets in particular.

        Net sales of the Optical segment for the third quarter of fiscal 2002 decreased 31% to $4.7 million from $6.9 million a year ago. The most significant sales declines were experienced by the Company's European operations, primarily due to the slowdown in the telecommunications industry. Net sales for the nine-month period ended January 31, 2002 increased 12% over the same period a year ago to $21.4 million from $19.2 million. Double-digit declines in Europe were more than offset by a 76% increase in net sales at the Company's domestic subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers.

        Net sales of the Other segment, principally electric current carrying bus devices and test laboratories declined 22% to $3.3 million in the third quarter of fiscal 2002 from $4.3 million in fiscal 2001. Other segment net sales for the nine-month period declined 14% to $11.3 from $13.1 million last year. Net sales of current-carrying bus devices decreased 24% in the quarter and 17% for the nine-month period. Net sales of the test laboratories decreased 22% in the quarter and 11% for the nine-month period. The poor performance in this segment reflects the continued weakness in the overall economy.

        Other income.    Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. Both joint venture earnings and license fees and royalties were down year-to-date in fiscal 2002.

        Cost of products sold.    Cost of products sold as a percentage of net sales was 89% and 84% in the third quarter and nine-month period of fiscal 2002 compared with 83% and 81% for the third quarter and the nine-month period ended January 31, 2001. The increase in cost of products sold was the result of a $5 million charge recorded in the third quarter to increase warranty reserves. The Company has been in discussions with a customer to resolve a dispute involving certain products the Company supplied prior to fiscal 2002. The Company is not aware of similar issues with any other products it manufactures, or has manufactured. Excluding this warranty charge, the cost of products sold percentage was 82% in the third quarter and nine-month period of fiscal 2002.

        Gross margins of the Electronic segment, excluding the warranty charge, increased to 20% in the third quarter from 16% for the third quarter last year. Gross margins, excluding the warranty charge, for the nine-month period ended January 31, 2002 were 19% compared to 20% for the same period last year. Actual gross margins of the Electronic Segment after reflecting the warranty charge were 11% in the quarter and 16% in the nine-month period ended January 31, 2002. Gross margins on sales to the automotive industry, excluding the warranty charge, were up in both the quarter and nine-month period ended January 31, 2002 compared to the prior year as a result of productivity gains and aggressive cost control programs. Gross margins for the balance of the Electronic segment fell dramatically due to the significant reduction in sales volume experienced in fiscal 2002.

        Gross margins of the Optical segment decreased to negative 1% in third quarter and 16% in the nine-month period in fiscal 2002 from 26% in the third quarter and 16% in the nine-month period of fiscal 2001. The margin decline in the third quarter was the result of significant sales declines and related provisions for excess inventory at the Company's European fiber optic operations.

        Gross margins of the Other segment decreased to 19% in third quarter of fiscal 2002 from 23% in the prior year third quarter and to 21% in the nine-month period from 23% in the nine-month period of fiscal 2001. The margin declines were primarily the result of the decline in sales volume in fiscal 2002.

        Selling and administrative expenses.    Selling and administrative expenses as a percentage of net sales were 12% for the quarter and nine-month period in fiscal 2002 compared to 13% for the third quarter and 12% for the nine-month period in fiscal 2001.

        Interest, net.    Interest income, net of interest expense declined 42% in the third quarter and 27% in the nine-month period of fiscal 2002 compared with fiscal 2001, primarily due to lower interest rates.

        Other, net.    Other non-operating income for fiscal 2002 consists primarily of currency exchange gains at the Company's foreign locations. Other non-operating income for the third quarter and nine-month period ended January 31, 2001 included $6.0 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company's founder.

        Income taxes.    The warranty charge recorded in the third quarter of fiscal 2002 reduced the Company's worldwide blended effective tax rate by reducing the expected income contribution from operations in the Company's highest tax jurisdiction. This resulted in an income tax credit in the third quarter and an effective tax rate of 30% for the nine-month period ended January 31, 2002. The effective income tax rates for the quarter and the nine-month period ended January 31, 2001 were 9% and 25% due to $6 million of non-taxable income from insurance proceeds. The effective rate for the full year fiscal 2001 was 34%.

Financial Condition, Liquidity and Capital Resources

        Net cash provided by operations was $38.2 million and $26.3 million in the first nine months of fiscal 2002 and 2001, respectively. The decrease in cash provided from net income in fiscal 2002 was more than offset by decreased working capital requirements due to the overall business slowdown.

        Net cash used in investing activities was $23.0 million for fiscal 2002 and $19.1 million for fiscal 2001. Net cash used in investing activities in fiscal 2002 included $12.6 million for the Company's August 1, 2001 acquisition of the automotive safety business of American Components, Inc. Additional contingent consideration will be due for this acquisition beginning in fiscal 2003 based on the attainment of certain sales targets. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad used by a tier-one automotive supplier in its passenger occupant detector system and the patented intellectual property for a rollover airbag curtain.

        Net cash used in financing activities was $3.7 million in fiscal 2002 and $2.9 million in fiscal 2001. The Company paid cash dividends of $5.4 million in the first nine months of both fiscal 2002 and 2001 and received proceeds from the exercise of stock options of $1.2 million in fiscal 2002 and $2.4 million in fiscal 2001.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Maltese lira, Euro, British pound, Czech Koruna and Singapore dollar. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from January 31, 2002 levels.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits—See Index to Exhibits immediately following the signature page.

  b)
  Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended January 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

By:	/s/ DOUGLAS A. KOMAN Douglas A. Koman Principal Financial Officer

Dated: March 13, 2002

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2	Bylaws of Registrant, as amended and currently in effect(1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant(9)
10.1	Methode Electronics, Inc. Employee Stock Ownership Plan dated February 24, 1977(2)*
10.2	Methode Electronics, Inc. Employee Stock Ownership Plan and Trust Amendment No.1(2)*
10.3	Methode Electronics, Inc. Employee Stock Ownership Trust(2)*
10.4	Methode Electronics, Inc. Employee Stock Ownership Trust—Amendment No.1(2)*
10.5	Methode Electronics, Inc. Incentive Stock Award Plan(3)*
10.6	Methode Electronics, Inc. Supplemental Executive Benefit Plan(4)*
10.7	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)(4)*
10.8	Methode Electronics, Inc. Capital Accumulation Plan(4)*
10.9	Incentive Stock Award Plan for Non-Employee Directors(5)*
10.10	Methode Electronics, Inc. 401(k) Savings Plan(5)*
10.11	Methode Electronics, Inc. 401(k) Saving Trust(5)*
10.12	Methode Electronics, Inc. Electronic Controls Division Cash and Class A Common Stock Bonus Plan(6)
10.13	Methode Electronics, Inc. 1997 Stock Plan(7)*
10.14	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant(8)
10.15	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant(8)
10.16	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant(8)
10.17	Methode Electronics, Inc. 2000 Stock Plan(10)*
10.18	Form of Agreement between Horizon Farms, Inc. and Registrant(11)
10.19	Form of Agreement between William T. Jensen and Registrant(11)*
10.20	Form of Agreement between Donald W. Duda and Registrant*
10.21	Form of Agreement between John R. Cannon and Registrant*
10.22	Form of Agreement between Robert J. Kuehnau and Registrant*
10.23	Form of Agreement between James F. McQuillen and Registrant*

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
  ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Data)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) January 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS