Form 10-K
period 2002-04-30
METHODE ELECTRONICS INC
filed 2002-07-29
CIK 65270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

Commission File Number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7401 West Wilson Avenue	60706-4548
Chicago, Illinois	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number (including area code): (708) 867-6777

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock ($0.50 par value)
Class B Common Stock ($0.50 par value)
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

        The aggregate market value of the Class A and Class B Common Stock, $0.50 par value, held by non-affiliates of the Registrant on July 15, 2002, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $379.5 million.

        Registrant had 35,076,736 shares of Class A Common Stock, $0.50 par value, and 1,087,400 shares of Class B Common Stock, $0.50 par value, outstanding as of July 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the annual shareholders meeting to be held September 10, 2002, are incorporated by reference into Part III.

PART I

Item 1.    Business

        Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, Methode Electronics, Inc. shall be referred to as the "Registrant" or the "Company."

        The Company manufactures component devices worldwide for Original Equipment Manufacturers (OEMs) of automobiles, information processing and networking equipment, voice and data communication systems, consumer electronics, aerospace vehicles and industrial equipment. Products employ electrical, electronic and optical technologies as sensors, interconnections and controls. The business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of current-carrying bus devices, independent laboratories that provide services for qualification testing and certification of electronic and optical components, and, for fiscal 2000 and prior, manufacturers of multi-layer printed circuit boards. The Company exited the manufacture of printed circuitry in September 1999 as described in Note 4 to the consolidated financial statements.

        As described in Note 3 to the consolidated financial statements, a majority of the Optical segment was transferred to the Company's newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 26, 2000, Stratos issued shares of common stock in an initial public offering. After the initial public offering, the Company owned 84.3% of Stratos' common stock. Effective as of the close of business on April 28, 2001, the Company distributed all of its remaining interest in Stratos through a stock dividend to its stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each share of Methode Class A and Class B common stock. The Company's consolidated financial statements for all periods present Stratos as a discontinued operation through the distribution date in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, all discussions in this report refer to the Company's continuing operations.

        The following tabulation reflects the percentage of net sales of the product segments of the Registrant for the last three fiscal years.

	April 30,
	2002	2001	2000
Electronic	86.6%	87.4%	87.1%
Optical	8.8	7.7	5.8
Other	4.6	4.9	7.1

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

        Working Capital Items.    The Registrant is required to maintain adequate levels of inventory to meet scheduled delivery requirements of customers. It is not normal for the Registrant to carry significant amounts of finished goods, as the preponderance of orders received is for scheduled future deliveries.

        Material Customers.    During the year ended April 30, 2002, shipments to Daimler Chrysler AG and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 57% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive component products.

        Backlog.    The Registrant's backlog of orders was approximately $58.3 million at May 31, 2002, and $61.4 million at May 31, 2001. It is expected that most of the total backlog at May 31, 2002, will be shipped within the current fiscal year.

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

        Research and Development.    Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $20.3 million, $20.5 million and $17.2 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

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

        Employees.    At April 30, 2002 and 2001, the Registrant had approximately 3,225 and 3,300 employees, respectively. The Registrant also from time to time employs part-time employees and hires independent contractors. Except for the Registrant's production employees in Malta and Mexico, the Registrant's employees are not represented by any collective bargaining agreement, and the Registrant has never experienced a work stoppage. The Registrant believes that its employee relations are good.

        Foreign Sales.    Information about the Registrant's operations in different geographic regions is summarized in Note 13 to the consolidated financial statements.

Item 2.    Properties

        The Registrant has 15 manufacturing facilities, three independent test laboratories, four engineering design centers and corporate offices containing approximately 1,112,000 square feet of space, of which approximately 395,000 square feet are leased. The Electronic segment has five facilities located in Illinois, one in California, one in Michigan, one in Tennessee, two in Mexico, one in Ireland,

one in Germany, two in Malta, one in Singapore and one in the United Kingdom totaling approximately 895,000 square feet of space. The Optical segment has one facility located in Texas, one in the Czech Republic and one in the United Kingdom totaling approximately 77,000 square feet of space. The Other segment has three facilities located in Illinois and one in Maryland totaling approximately 125,000 square feet of space.

Item 3.    Legal Proceedings

        As of July 15, 2002, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to security holders during the fourth quarter of fiscal 2002.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
William T. Jensen	75	Chairman of the Board of the Company since February 2001. Prior thereto he was President of the Company from December 1994 to February 1997 and a Director from 1959 to 1997.
Donald W. Duda	47	President and Director of the Company since February 2001. Prior thereto he was Vice President-Interconnect Group since March 2000. Prior thereto he was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.
Douglas A. Koman	52	Vice President, Corporate Finance of the Company since April 2001. Prior thereto he was Assistant Vice President-Financial Analysis since December 2000. Prior thereto he was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.
John R. Cannon	54	Senior Executive Vice President of the Company since 1997. Prior thereto he was Senior Executive Vice President of dataMate Products since 1996.
Robert J. Kuehnau	59	Vice President, Treasurer and Controller of the Company since June 1996.
James F. McQuillen	62	Executive Vice President of the Company since April 2001. Prior thereto he was Vice President of Connector Products Division since August 1995.

        All executive officers serve a term of one year which, for the current year, expires on September 10, 2002, or until their successors are duly elected and qualified.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq adjusted for the spin-off of Stratos.

	Class A Stock Price		Class B Stock Price
	High	Low	High	Low
Fiscal Year ended April 30, 2002
First Quarter	$9.50	$5.56	$13.70	$6.75
Second Quarter	9.69	6.29	10.10	6.01
Third Quarter	9.79	6.81	10.25	7.00
Fourth Quarter	12.81	8.16	12.70	9.09
Fiscal Year ended April 30, 2001
First Quarter	$21.16	$11.23	$21.71	$11.84
Second Quarter	23.22	11.97	23.49	12.69
Third Quarter	14.69	5.92	11.65	6.20
Fourth Quarter	9.03	4.68	8.72	5.07

        The Registrant pays dividends quarterly and for fiscal years 2002 and 2001, quarterly dividends were paid at an annual rate of $0.20 on both the Class A and Class B Common Stock. On June 21, 2002, the Board declared a dividend of $0.05 per Class A share and Class B share, payable on July 31, 2002, to holders of record on July 15, 2002.

        The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

        As of July 15, 2002, the approximate number of record holders of the Company's Class A and Class B Common Stock was 950 and 330.

Equity Compensation Plan Information

        The following table provides information about shares of the Company's common stock that may be issued upon exercise of stock options or granting of stock awards under all of the Company's existing equity compensation plans as of April 30, 2002.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,003,524	$9.13	1,815,337
Equity compensation plans not approved by security holder	—	—	—

Total	2,003,524	$9.13	1,815,337

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2002, 2001 and 2000, and the consolidated balance sheet data as of April 30, 2002 and 2001, are derived from, and are qualified by reference to, the Company's audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 1999 and 1998, and the consolidated balance sheet data as of April 30, 2000, 1999 and 1998, are derived from consolidated audited financial statements not included in this report.

        In April 2001, the Company completed the spin-off of Stratos. For financial reporting purposes, the Company has accounted for Stratos' results as discontinued operations.

	2002	2001	2000	1999	1998
	(In Thousands, Except Per Share Amounts)
Income Statement Data:
Net sales	$319,660	$359,710	$357,624	$362,082	$358,743
Income from continuing operations before income taxes	2,605	19,204	40,938	45,037	54,994
Income taxes (credit)	(1,200)	6,440	13,840	15,720	18,870
Income from continuing operations	3,805	12,764	27,098	29,317	36,124
Discontinued operations	—	6,588	3,790	3,502	(858)
Net income	3,805	19,352	30,888	32,819	35,266
Per Common Share:
Income From Continuing Operations:
Basic	$0.11	$0.36	$0.77	$0.83	$1.02
Diluted	0.11	0.36	0.76	0.83	1.02
Net Income:
Basic	0.11	0.54	0.87	0.93	1.00
Diluted	0.11	0.54	0.87	0.93	1.00
Dividends:
Class A	0.20	0.20	0.20	0.20	0.20
Class B	0.20	0.20	0.20	0.20	0.20
Book value	6.36	6.41	7.69	7.03	6.37
Long-term debt	—	—	—	269	1,264
Retained earnings	187,210	190,591	238,898	215,117	189,397
Fixed assets (net)	69,988	70,124	70,911	78,368	78,220
Total assets	291,926	294,930	332,798	311,268	285,016
From Continuing Operations:
Return on equity	1.7%	5.1%	10.4%	12.4%	17.1%
Pre-tax income as a percentage of sales	0.8%	5.3%	11.4%	12.4%	15.3%
Income as a percentage of sales	1.2%	3.5%	7.6%	8.1%	10.1%

        Fiscal year 2002 earnings reflect a $15.8 million restructuring charge ($13.3 million after tax; $0.37 per share) and a foreign investment tax credit of $3.7 million ($0.11 per share).

        Fiscal year 2001 earnings reflect $6.6 million tax-free income from life insurance proceeds ($0.18 per diluted share), and a special charge of $9.7 million for goodwill impairment and $4.1 million to provide for the restructuring of two business units and the write-off of excess inventory and idle equipment ($11.9 million after tax; $0.33 per diluted share).

        Fiscal year 2000 earnings reflect a $3 million provision for a bad debt related to the bankruptcy of a large automotive safety system supplier ($1.9 million after tax; $0.06 per diluted share).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of current-carrying bus devices, independent laboratories that provide services for qualification testing and certification of electronic and optical components, and, for fiscal 2000 and prior, manufacturers of multi-layer printed circuit boards. The Company exited the printed circuit business in September 1999.

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

        Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or automotive industry, in general, could have a material adverse impact on the collectability of the Company's accounts receivable and the Company's future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

        Allowance for Excess and Obsolete Inventory.    Inventories are valued at the lower of cost or market value and have been reduced by allowances for excess and obsolete inventories. The estimated allowances are based on management's review of inventories on hand compared to estimated future usage and sales, using assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Intangible Assets.    The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. In assessing the recoverability of the Company's intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", on May 1, 2002 the Company will cease to amortize goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill as of May 1, 2002 and an annual impairment review thereafter.

        Warranties.    The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of the cost of its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with settling those claims, its warranty accrual will increase, resulting in decreased gross profit.

        Restructuring.    The Company established restructuring reserves at a number of operations. These reserves, for both severance and exit costs, required the use of estimates. Though management believes that these estimates accurately reflect the costs of the restructuring, actual results may be different.

        Income Taxes.    As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income.

        Contingencies.    The Company is subject to various investigations, claims, legal and administrative proceedings, covering a wide range of matters that arise in the ordinary course of business activities. A significant amount of judgment and use of estimates is required to quantify the Company's ultimate exposure in these matters. For those matters that management can estimate a range of loss, the Company has established reserves within that range. The valuation of reserves for contingencies is reviewed on a quarterly basis to assure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While the Company believes that the current level of reserves is adequate, changes in the future could impact these determinations.

Results of Operations

        The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Year Ended April 30,
	2002	2001	2000
Income:
Net sales	100.0%	100.0%	100.0%
Other	0.6	0.7	0.9

	100.6	100.7	100.9
Costs and expenses:
Cost of products sold	83.7	82.9	77.1
Selling and administrative expenses	12.8	12.0	12.6
Impairment of assets	3.5	2.7	—
Amortization of intangibles	0.5	0.4	0.4

Income From Operations	0.1	2.7	10.8
Interest, net	0.4	0.5	0.4
Other, net	0.3	2.1	0.2

Income From Continuing Operations Before Income Taxes	0.8	5.3	11.4
Income taxes (credit)	(0.4)	1.8	3.9

Income From Continuing Operations	1.2	3.5	7.5
Discontinued operations	—	1.9	1.1

Net Income	1.2%	5.4%	8.6%

Fiscal Years Ended April 30, 2002 and 2001

        Net Sales.    Consolidated net sales decreased 11% to $319.7 million in fiscal 2002 from $359.7 million in fiscal 2001. Net sales of the Electronic segment, which represented 87% of consolidated net sales in fiscal 2002 and fiscal 2001, decreased to $276.9 million in fiscal 2002 from $314.2 million in fiscal 2001. Sales to the automotive industry, which represented 80% and 66% of Electronic segment net sales in 2002 and 2001, increased by 7% in North America and 3% in Europe resulting in a worldwide increase of 6% in fiscal 2002. Net sales of Automotive Safety Technologies, Inc., a subsidiary acquired August 1, 2001, contributed modestly to the increase in North America. Automotive Safety Technologies, Inc. manufactures sensor pads currently used by a tier-one automotive supplier in its passenger occupant detection system. Sales to non-automotive customers in the Electronic segment declined by 47% in fiscal 2002, reflecting the continued weakness in the overall economy and the telecommunication and computer markets in particular.

        Net sales of the Optical segment represented 9% of consolidated net sales in fiscal 2002 and 8% of consolidated net sales in fiscal 2001. Optical segment net sales were $28.0 million in fiscal 2002 and $27.8 million in fiscal 2001. Net sales gains of 40% at Connectivity Technologies, a subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers, were offset by sales declines in excess of 20% at the Company's fiber optic connector and cable assembly operations. The decline in sales of fiber optic connectors and cable assemblies was primarily due to the significant downturn in the telecommunication industry.

        Net sales of the Other segment, principally current-carrying bus devices and test laboratories, declined 16% to $14.8 million in fiscal 2002 from $17.7 million in fiscal 2001. Net sales of current-carrying bus devices decreased 18% and sales of the test laboratories decreased 13% in fiscal 2002, primarily as a result of weakness in the overall economy and the telecommunication and computer markets in particular.

        Other Income.    Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. Both earnings from the joint venture and license fees decreased in fiscal 2002.

        Cost of Products Sold.    Cost of products sold as a percentage of net sales was 84% in fiscal 2002 and 83% in fiscal 2001.

        Gross margins of the Electronic segment decreased to 16% in fiscal 2002 from 17% in fiscal 2001. In response to the extraordinarily weak economic conditions in the telecommunications and computer sectors, the Company undertook a restructuring in the fourth quarter of fiscal 2002 in an effort to better align the Company's operations with industry conditions. The restructuring includes integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company's domestic and foreign interconnect products group and closing the California and New Jersey manufacturing and distribution operations and the write-off of excess inventories and idle equipment. Cost of products sold includes restructuring charges of $1.9 million in fiscal 2002. Fiscal year 2001 included a fourth quarter special charge of $4.1 million to provide for the restructuring of two other business units in response to changes in the Company's business environment and the write-off of excess inventories and idle equipment.

        Gross margins on sales to the automotive industry improved in fiscal year 2002 as a result of productivity gains and aggressive cost control programs. Gross margins in fiscal 2001 were unusually low as the result of inefficiencies experienced due to an aggressive automotive new product launch schedule resulting in higher than anticipated operating expenses for these products. Also, start-up costs and interim operating expenses for the Company's Reynosa, Mexico plant were higher than anticipated in fiscal 2001.    Gross margins for the balance of the Electronic segment fell dramatically in fiscal 2002 due to the 47% decline in sales volume caused by the sharp downturn in the telecommunication and computer markets.

        Gross margins of the Optical segment decreased to 16% in fiscal 2002 from 19% in fiscal 2001. The margin decline in fiscal 2002 was primarily the result of the decline in sales of fiber optic connectors and cable assemblies and related restructuring charges of $0.6 million for excess inventory at the Company's European fiber optic operations.

        Gross margins of the Other segment declined to 20% in fiscal 2002 from 24% in fiscal 2001.    Margins for the Company's bus systems operation and its independent laboratories both experienced margin declines in fiscal 2002, primarily due to decreased sales volumes.

        Selling and Administrative Expenses.    Selling and administrative expenses as a percentage of net sales were 13% in fiscal 2002 and 12% in fiscal 2001. Selling and administrative expenses in fiscal 2002 include $2.2 million of restructuring charges, primarily related to the shutdown of two facilities.

        Impairment of Assets.    As part of the restructuring undertaken in the fourth quarter of fiscal 2002, the Company recorded charges of $8.9 million for goodwill impairment and $2.2 million for the write-down to estimated fair value of a manufacturing plant no longer used in the Company's manufacturing operations. In fiscal 2001 the Company reevaluated its investment in Magna-lastic Devices, Inc. (formerly Sentorque, Inc.) and recorded a charge of $9.7 million to write down this investment to estimated fair value. Magna-lastic Devices, Inc. owns certain torque sensing technologies that have not yet proven to be commercially feasible. The write down to estimated fair value for this investment was determined by comparing the present value of the expected future cash flows from existing licenses for the technologies to the Company's carrying value for this investment.

        Interest, Net.    Interest income, net of interest expense declined to $1.2 million in fiscal 2002 from $1.7 million in fiscal 2001due to the decline in interest rates for short-term cash investments.

        Other, Net.    Other non-operating income for fiscal year 2001 included $6.6 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company's founder. The balance of other non-operating income in fiscal 2002 and fiscal 2001 consists primarily of currency exchange gains at the Company's foreign locations.

        Income Taxes.    The effective income tax rate in fiscal 2002 was impacted by a $3.7 million investment tax credit received by the Company's Maltese subsidiary, offsetting the non-deductible goodwill impairment charge and resulting in an income tax credit of $1.2 million on pre-tax income of $2.6 million. The effective income tax rate was 34% in fiscal 2001. The impact of the non-deductible goodwill impairment charge recorded in fiscal 2001 was partially offset by the non-taxable life insurance proceeds received in fiscal 2001. Income taxes for both fiscal year 2002 and fiscal year 2001 reflect the effect of lower tax rates on income from foreign operations. In fiscal 2002, however, income from foreign operations was a larger component of total consolidated income than it was in fiscal 2001.

Fiscal Years Ended April 30, 2001 and 2000

        Net Sales.    Consolidated net sales increased 1% to $359.7 million in fiscal 2001 from $357.6 million in fiscal 2000. Net sales of the Electronic segment, which represented 87% of consolidated net sales in both years, increased to $314.2 million in fiscal 2001 from $311.3 million in fiscal 2000. Sales to the automotive industry, which represented 66% and 69% of Electronic segment net sales in 2001 and 2000 decreased by 4% in North America and increased modestly in Europe resulting in a worldwide decrease of 3% in fiscal 2001. The North American sales decrease was partly related to sales price reductions of up to 5% on many products sold to the auto manufacturers and launched prior to fiscal year 2001. This decrease was offset by a 45% sales increase at our Duel Systems sonic welded package facility, and a 25% sales increase at our terminator and cable assembly facility in Ireland.

        Net sales of the Optical segment represented 8% of consolidated net sales in fiscal 2001 and 6% of consolidated net sales in fiscal 2000. Optical segment net sales increased 34% to $27.8 million in fiscal 2001 from $20.8 million in fiscal 2000. Net sales at Connectivity Technologies, a subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers, more than doubled in fiscal 2001 to $10 million.

        Net sales of the Other segment, principally current-carrying bus devices and test laboratories, declined 31% to $17.7 million in fiscal 2001 from $25.5 million in fiscal 2000. The Company exited the printed circuit board business in the second quarter of fiscal 2000, which accounted for $4.6 million of the decline in net sales. Net sales of current-carrying bus devices decreased $2.7 million in fiscal 2001.

        Other Income.    Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. The decrease in fiscal year 2001 was caused by a reduction in the earnings of the Company's automotive joint venture.

        Cost of Products Sold.    Cost of products sold as a percentage of net sales was 83% in fiscal 2001 compared with 77% in fiscal 2000.

        Gross margins of the Electronic segment decreased to 17% in fiscal 2001 from 23% in fiscal 2000. Fiscal year 2001 included a special charge of $4.1 million to provide for the restructuring of two business units in response to changes in the Company's business environment and the write-off of excess inventories and idle equipment. Gross margins on sales to the automotive industry were down significantly in fiscal year 2001 due to decreases in selling prices, unit volume decreases, higher material and labor content, and increases in other product related costs. The Carthage and Golden, Illinois plants had over 30 new product launches in fiscal year 2001 compared to five new product launches in fiscal 2000. This aggressive launch schedule resulted in higher than anticipated operating expenses for these products. Also, start-up costs and interim operating expenses for the Company's Reynosa, Mexico plant were higher than anticipated.

        Gross margins of the Optical segment increased to 19% in fiscal 2001 from 14% in fiscal 2000. The significant increase in sales at Connectivity Technologies is the primary contributor to the margin increase in fiscal 2001. Margin improvement at the Company's Czech Republic operation was offset by margin declines at the Company's fiber optic operation in the United Kingdom.

        Gross margins of the Other segment improved to 24% in fiscal 2001 from 22% in fiscal 2000. This improvement was the result of exiting the printed circuit business in fiscal 2000. Margins for the Company's bus systems operation and its independent laboratories both experienced modest declines in fiscal 2001.

        Selling and Administrative Expenses.    Selling and administrative expenses as a percentage of net sales were 12% in fiscal 2001 and 13% in fiscal 2000.

        Impairment of Assets.    In fiscal 2001 the Company reevaluated its investment in Magna-lastic Devices, Inc. (formerly Sentorque, Inc.) and recorded a charge of $9.7 million to write down this investment to estimated fair value. Magna-lastic Devices, Inc. owns certain torque sensing technologies that have not yet proven to be commercially feasible. The write down to estimated fair value for this investment was determined by comparing the present value of the expected future cash flows from existing licenses for the technologies to the Company's carrying value for this investment.

        Interest, Net.    Interest income, net of interest expense was $1.7 million in both fiscal 2001 and fiscal 2000. The additional interest earned on higher available cash balances and higher interest rates in fiscal 2001 were offset by a corresponding reduction in interest earned on lower balances of advances to the Company's automotive joint venture.

        Other, Net.    Other non-operating income for fiscal year 2001 included $6.6 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company's founder. The balance of other non-operating income in fiscal 2001 and fiscal 2000 consists primarily of currency exchange gains at the Company's foreign locations.

        Income Taxes.    The effective income tax rate was 34% in both fiscal 2001 and fiscal 2000. The impact of the non-deductible goodwill impairment charge recorded in fiscal 2001 was offset by the non-taxable life insurance proceeds received in fiscal 2001 and lower tax rates on income from foreign operations. The effective rate for both fiscal year 2001 and fiscal year 2000 reflect the effect of lower tax rates on income from foreign operations. In fiscal 2001, however, income from foreign operations was a larger component of total consolidated income than it was in fiscal 2000.

Financial Condition, Liquidity and Capital Resources

        Net cash provided by operations was $40.8 million, $33.5 million and $54.8 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in cash provided by net income in fiscal 2002 was more than offset by decreased working capital requirements due to the overall business slowdown. The decrease in cash provided from operations in 2001 was primarily the result of lower net income.

        Net cash used in investing activities was $28.6 million for fiscal year 2002, $13.0 million for fiscal year 2001 and $16.4 million for fiscal year 2000. Net cash used in investing activities in fiscal 2002 included $12.6 million for the Company's acquisition of the automotive safety business of American Components, Inc. Additional contingent consideration will be due for this acquisition beginning in fiscal 2004 based on the attainment of certain sales targets. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad used by a tier-one automotive supplier in its passenger occupant detector system and the patented intellectual property for a rollover airbag curtain. Net cash used in investing activities in fiscal 2001 included a $6.0 million loan to an affiliate of the Estate of William J. McGinley (see Note 11 to Consolidated Financial Statements) and was reduced by $10.1 million of life insurance proceeds received, principally from policies owned by the Company on the life of Mr. McGinley. Net cash used in investing activities in fiscal 2000 was reduced by proceeds of $3.5 million received from the sale of the Company's printed circuit assets.

        Net cash used in financing activities was $5.1 million in fiscal year 2002, $5.6 million in fiscal year 2001 and $8.9 million in fiscal year 2000. The Company paid cash dividends of $7.2 million in fiscal year 2002 and $7.1 in fiscal years 2001 and 2000. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $2.1 in fiscal 2002, $2.7 million in fiscal 2001 and $1.3 million in fiscal 2000.

        Based upon current plans and business conditions, the Company believes that its existing cash and cash equivalents, and cash generated from operations will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.

Cautionary Statement

        Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. The Company's business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Therefore, the Company's financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of the Company's business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual growth in the Company's various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company's reports filed with the Securities and Exchange Commission. Any of these factors could cause the Company's actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities laws.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Maltese lira, Euro, British pound, Czech koruna and Singapore dollar. A 10% change in foreign currency exchange rates from year-end levels could impact the fair value of the Company's net foreign investments by $7.2 million and $6.4 million at April 30, 2002 and 2001, respectively.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 2002, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption "16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about August 10, 2002, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding the above is included under the caption "Security Ownership" in the Registrant's proxy statement to be dated on or about August 10, 2002, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding the above is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about August 10, 2002, and is incorporated herein by reference.

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

(b)  Reports on Form 8-K

        The Company did not file a report on Form 8-K during the last quarter of the period covered by this report.

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

METHODE ELECTRONICS, INC. (Registrant)
By:	/s/ DOUGLAS A. KOMAN Douglas A. Koman Vice President, Corporate Finance

Dated: July 25, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. JENSEN William T. Jensen	Chairman of the Board & Director (Principal Executive Officer)	July 25, 2002
/s/ DONALD W. DUDA Donald W. Duda	President & Director	July 25, 2002
/s/ JAMES W. ASHLEY, JR. James W. Ashley, Jr.	Secretary & Director	July 25, 2002
/s/ JAMES W. MCGINLEY James W. McGinley	Director	July 25, 2002
/s/ ROBERT R. MCGINLEY Robert R. McGinley	Director	July 25, 2002
/s/ WARREN L. BATTS Warren L. Batts	Director	July 25, 2002
/s/ WILLIAM C. CROFT William C. Croft	Director	July 25, 2002
/s/ GEORGE C. WRIGHT George C. Wright	Director	July 25, 2002
/s/ DOUGLAS A. KOMAN Douglas A. Koman	Vice President, Corporate Finance (Principal Financial Officer)	July 25, 2002
/s/ ROBERT J. KUEHNAU Robert J. Kuehnau	Vice President, Controller and Treasurer (Principal Accounting Officer)	July 25, 2002

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
ITEM 14 (a) (1) and (2)

(1)
Financial Statements

  The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

  Consolidated Balance Sheets—April 30, 2002 and 2001.

  Consolidated Statements of Income—Years Ended April 30, 2002, 2001 and 2000.

  Consolidated Statements of Shareholders' Equity—Years Ended April 30, 2002, 2001 and 2000.

  Consolidated Statements of Cash Flows—Years Ended April 30, 2002, 2001 and 2000.

  Notes to Consolidated Financial Statements.

(2)
Financial Statement Schedule

  Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Methode Electronics, Inc.

        We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      Ernst & Young LLP

Chicago, Illinois
June 17, 2002

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,902	$42,788
Accounts receivable, less allowance (2002—$4,290; 2001—$3,522)	64,061	66,124
Inventories:
Finished products	6,870	8,314
Work in process	19,902	30,114
Materials	10,188	12,932

	36,960	51,360
Deferred income taxes	7,590	7,521
Prepaid expenses	6,904	9,532

TOTAL CURRENT ASSETS	165,417	177,325
PROPERTY, PLANT AND EQUIPMENT
Land	2,342	1,953
Buildings and building improvements	40,341	42,731
Machinery and equipment	159,255	152,145

	201,938	196,829
Less allowances for depreciation	131,950	126,705

	69,988	70,124
OTHER ASSETS
Goodwill, less accumulated amortization (2002—$3,954; 2001—$5,538)	18,200	27,629
Other intangibles, less accumulated amortization (2002—$1,132; 2001—$365)	15,013	1,435
Cash surrender value of life insurance	8,768	7,537
Deferred income taxes	3,776	—
Other	10,764	10,880

	56,521	47,481

	$291,926	$294,930

LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	$27,344	$27,658
Salaries, wages and payroll taxes	9,427	8,368
Other accrued expenses	13,296	17,241
Income taxes	129	732

TOTAL CURRENT LIABILITIES	50,196	53,999
OTHER LIABILITIES	6,743	5,344
DEFERRED COMPENSATION	5,148	6,257
SHAREHOLDERS' EQUITY (Note 5)
Common Stock, Class A	17,727	17,538
Common Stock, Class B	550	553
Stock awards	—	(114)
Additional paid-in capital	36,102	33,320
Retained earnings	187,210	190,591
Accumulated other comprehensive loss	(8,215)	(9,023)

	233,374	232,865
Less cost of shares in treasury	3,535	3,535

	229,839	229,330

	$291,926	$294,930

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended April 30,
	2002	2001	2000
INCOME
Net sales (Note 12)	$319,660	$359,710	$357,624
Other	1,937	2,430	3,244

	321,597	362,140	360,868
Costs and expenses:
Cost of products sold	267,574	298,365	275,854
Selling and administrative expenses	40,998	43,026	45,049
Impairment of assets (Note 2)	11,054	9,695	—
Amortization of intangibles	1,717	1,293	1,363

	321,343	352,379	322,266

INCOME FROM OPERATIONS	254	9,761	38,602
Interest, net	1,225	1,680	1,699
Other, net	1,126	7,763	637

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,605	19,204	40,938
Income taxes (credit) (Note 7)	(1,200)	6,440	13,840

INCOME FROM CONTINUING OPERATIONS	3,805	12,764	27,098
Discontinued operations (Note 3):
Income from discontinued operations, less applicable income taxes (2001—$2,973; 2000—$2,260)		7,846	3,790
Costs associated with spin-off	—	(1,258)	—

NET INCOME	$3,805	$19,352	$30,888

Amounts per Common Share (Note 8):
Income from continuing operations:
Basic	$0.11	$0.36	$0.77
Diluted	$0.11	$0.36	$0.76
Net income:
Basic	$0.11	$0.54	$0.87
Diluted	$0.11	$0.54	$0.87

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended April 30, 2002, 2001 and 2000
(Dollar amounts in thousands, except share data)

	Common Stock Class A	Common Stock Class B	Stock Awards	Additional Paid-in Capital	Retained Earnings	Cumulative Foreign Currency Translation Adjustments	Treasury Stock	Total Shareholders' Equity	Comprehensive Income
Balance at April 30, 1999	$17,311	$599	$(1,032)	$23,067	$215,116	$(2,730)	$(3,857)	$248,474
Stock award grant of 123,995 shares of Common Stock, Class A	62		(1,813)	1,751				—
Earned portion of stock awards			1,852					1,852
Exercise of options for 85,765 shares of Common Stock, Class A	42			1,275				1,317
Tax effect of stock awards and stock options				520				520
Contributions and sales of 39,455 shares of treasury stock to ESOP				1,371			322	1,693
Conversion of 73,140 shares of Common Stock, Class B to 73,140 shares of Common Stock, Class A	37	(37)						—
Foreign currency translation adjustments						(3,806)		(3,806)	$(3,806)
Net income for the year					30,888			30,888	30,888

									$27,082

Cash dividends on Common Stock—$0.20 per share					(7,106)			(7,106)

Balance at April 30, 2000	17,452	562	(993)	27,984	238,898	(6,536)	(3,535)	273,832
Stock award forfeiture of 5,575 of Common Stock, Class A	(3)		82	(79)				—
Earned portion of stock awards			797					797
Exercise of options for 159,138 shares of Common Stock, Class A	80			2,620				2,700
Tax effect of stock awards and stock options				2,795				2,795
Conversion of 17,777 shares of Common Stock, Class B to 17,777 shares of Common Stock, Class A	9	(9)						—
Foreign currency translation adjustments						(2,487)		(2,487)	$(2,487)
Net income for the year					19,352			19,352	19,352

									$16,865

Distribution of Stratos Lightwave, Inc. (Note 3)					(60,518)			(60,518)
Cash dividends on Common Stock—$0.20 per share					(7,141)			(7,141)

Balance at April 30, 2001	17,538	553	(114)	33,320	190,591	(9,023)	(3,535)	229,330
Earned portion of stock awards			114					114
Exercise of options for 372,336 shares of Common Stock, Class A	186			1,907				2,093
Tax effect of stock awards and stock options				875				875
Conversion of 6,236 shares of Common Stock, Class B to 6,236 shares of Common Stock, Class A	3	(3)						—
Foreign currency translation adjustments						808		808	$808
Net income for the year					3,805			3,805	3,805

									$4,613

Cash dividends on Common Stock—$0.20 per share					(7,186)			(7,186)

Balance at April 30, 2002	$17,727	$550	$—	$36,102	$187,210	$(8,215)	$(3,535)	$229,839

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2002	2001	2000
OPERATING ACTIVITIES
Income from continuing operations	$3,805	$12,764	$27,098
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Provision for depreciation and amortization	16,149	15,905	15,643
Provision for losses on accounts receivable	1,181	1,397	3,016
Provision for impairment of assets	11,055	9,695	—
Income from life insurance proceeds	—	(6,752)	—
Deferred income taxes	(5,300)	(794)	(838)
Amortization of stock awards	114	797	1,852
Provision for loss on idle equipment	646	639	1,000
Contribution of treasury stock to ESOP	—	—	1,200
Changes in operating assets and liabilities:
Accounts receivable	882	(240)	8,891
Inventories	13,861	(3,614)	(6,289)
Current deferred income taxes and prepaid expenses	2,986	(5,457)	1,166
Accounts payable and accrued expenses	(4,532)	9,129	2,104

NET CASH PROVIDED BY OPERATING ACTIVITIES	40,847	33,469	54,843
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,304)	(15,578)	(12,859)
Purchase of subsidiaries (Note 4)	(13,008)	—	(1,005)
Increase in cash value of life insurance policies	(1,231)	(1,169)	(1,076)
Proceeds from life insurance policies	—	10,051	—
Loan to related party (Note 11)	—	(6,000)	—
Proceeds from sale of printed circuit assets	—	—	3,529
Other	1,903	(301)	(5,003)

NET CASH USED IN INVESTING ACTIVITIES	(28,640)	(12,997)	(16,414)
FINANCING ACTIVITIES
Repayments on lines of credit and long-term borrowings	—	(1,165)	(3,581)
Proceeds from exercise of stock options	2,093	2,700	1,317
Treasury stock transactions	—	—	493
Cash dividends	(7,186)	(7,141)	(7,106)

NET CASH USED IN FINANCING ACTIVITIES	(5,093)	(5,606)	(8,877)
Net cash used in discontinued operations	—	(968)	(22,877)

INCREASE IN CASH AND CASH EQUIVALENTS	7,114	13,898	6,675
Cash and cash equivalents at beginning of year	42,788	28,890	22,215

CASH AND CASH EQUIVALENTS AT END OF YEAR	$49,902	$42,788	$28,890

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002
(Dollar amounts in thousands, except share data)

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

        Revenue Recognition.    Revenue from product sales, net of trade discounts and allowances, is recognized when title passes which is generally upon shipment. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2002, 2001 and 2000.

        Shipping and Handling Fees and Costs.    The Company includes shipping and handling costs in cost of products sold.

        Foreign Currency Translation.    The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, the results of operations of the Company's foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates.

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

        Intangibles.    Costs assigned to the fair value of intangible assets acquired are being amortized over periods ranging from 5 to 18 years, generally on a straight-line basis. The fair value of certain intangible assets is being amortized over projected revenues used to initially value such intangible assets. The excess of purchase price over the estimated fair value of net assets of acquired companies (goodwill) is being amortized on a straight-line basis over periods ranging from 10 to 40 years. See Recent Accounting Pronouncements section for further discussion.

        Research and Development Costs.    Costs associated with the development of new products are                        charged to expense when incurred. Research and development costs for the years ended April 30, 2002, 2001 and 2000 amounted to $20,300, $20,500 and $17,200, respectively.

        Stock-Based Compensation.    The Company applies the intrinsic value based method described in Accounting Principles Board (APB) Opinion No. 25 to account for stock options granted to employees and directors. Under this method, no compensation expense is recognized on the grant date, because on that date the number of shares is fixed and the option price equals the market price of the underlying common shares.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Comprehensive Income.    SFAS No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders' Equity

        Reclassification.    Certain amounts in fiscal 2001 and 2000 have been reclassified to conform to the classification in fiscal 2002.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $623 ($0.02 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

        In October 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long Lived Assets. The Company will adopt these standards beginning in the first quarter of fiscal 2003. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

2.    Restructuring and Impairment of Assets

        In the fourth quarter of fiscal 2002, in response to the extraordinarily weak economic conditions in the telecommunications and computer sectors, the Company announced a restructuring in an effort to better align the Company's operations with industry conditions. The restructuring includes integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company's domestic and foreign interconnect products group and closing the California and New Jersey manufacturing and distribution operations. The Company recorded restructuring charges of $15,753 ($13,324 after tax), including $8,901 of goodwill impairment and a $2,153 write-down of a manufacturing plant no longer used in the Company's manufacturing operations to fair value based upon estimated future cash flows. The balance of the restructuring charges include inventory write-offs of $1,360, lease obligations of $1,330, equipment and other asset write-offs of $1,321, severance of $502 and other shutdown expenses of $186. The restructuring charges are classified in the Consolidated Statements of Income as impairment of assets ($11,054), cost of products sold ($2,539), and selling and administrative expenses ($2,160). At April 30, 2002, $1,592 related to these charges remains on the Consolidated Balance Sheet in other accrued expenses.

        In the fourth quarter of fiscal 2001 the Company recorded a charge to cost of products sold of $4,092 ($2,763 after tax) to provide for the restructuring of two business units in response to changes in the Company's business environment and the write-off of excess inventories and idle equipment. The Company also recorded a $9,695 goodwill impairment charge during the fourth quarter of fiscal 2001, representing the write-down to estimated fair value of the Company's fiscal 1997 investment in Magna-lastic Devices, Inc. (formerly Sentorque, Inc.). Magna-lastic Devices, Inc. owns certain torque sensing technologies that have not yet proven to be commercially feasible. The estimated fair value of the impaired asset was determined by comparing the present value of the expected future cash flows from existing licenses for the technology to the Company's carrying value of the investment.

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

        In the first quarter of fiscal 2001 Stratos issued 10,062,500 shares of common stock in an initial public offering at a price of $21 per share. Proceeds from the offering totaled $195,500 net of underwriting discount and expenses and were retained by Stratos.

        After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding. Effective as of the close of business on April 28, 2001 ("the distribution date"), Methode distributed all of its remaining interest in Stratos through a stock dividend to Methode stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each outstanding share of Methode Class A and Class B common stock. Methode's consolidated financial statements for all periods present Stratos as discontinued operations through the spin-off date in accordance with APB Opinion No. 30.

        Net sales for Stratos were $126,902 and $71,785 in 2001and 2000, respectively.

4.    Acquisition and Divestitures

        On August 1, 2001 the Company purchased for $12,608 in cash, including costs of acquisition, the automotive safety business of American Components, Inc. Additional contingent consideration will be due beginning in fiscal 2004 based on the attainment of certain sales targets, up to a maximum additional consideration of $11,500. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detection system. Also included in this purchase was patented intellectual property for a rollover airbag curtain that the Company intends to further develop. The fair values assigned to intangible assets acquired were $6,930 for a customer supply agreement, $5,540 for patents and $2,000 for covenants not to compete and are being amortized over 10 years, 18 years and 5 years, respectively. In accordance with SFAS No. 141, the excess of fair value over the cash purchase price was recorded as a liability at the date of acquisition. The pro forma results of operations for fiscal years 2002 and 2001 assuming the purchase occurred at the beginning of the period would not differ materially from reported amounts.

        In April 1999, the Company made the decision to exit the printed circuit industry and divest its two board manufacturing facilities. The Company ceased operating both facilities as of September 30, 1999 and sold the majority of the assets for cash of $3,529. At April 30, 2002 an accrual for costs relating to exiting the printed circuit business of $273 remained. The Company believes this accrual is adequate for potential losses on remaining printed circuit assets and other costs directly associated with closing these operations. Net sales of the Company's printed circuit board businesses were $4,608 for fiscal 2000 generating a net loss of $661.

5.    Shareholders' Equity

        Preferred Stock.    The Company has 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

        Common Stock.    Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 2002, 4,919,579 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's stock award and stock option plans.

        Common Stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	April 30, 2002 Common Stock		April 30, 2001 Common Stock
	Class A	Class B	Class A	Class B
Authorized	100,000,000	5,000,000	100,000,000	5,000,000
Issued	35,454,033	1,100,718	35,075,461	1,106,954
In Treasury	419,745	12,200	419,745	12,200

        Shareholders' Rights Agreement.    On June 23, 2000, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of Class A and Class B Common Stock (collectively, the "Common Shares") outstanding on June 30, 2000 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $400.00 per one ten-thousandth of a preferred share, subject to adjustment.

        The Rights will trade automatically with the Common Shares and will not be exercisable until it is announced that a person or group has become an "acquiring person" by acquiring 15% or more of the Common Shares, or a person or group commences a tender offer that will result in such person or group owning 15% or more of the Common Shares. Thereafter, separate right certificates will be distributed, and each right will entitle its holder to purchase for the exercise price, a fraction of a share of the Company's Series A Junior Participating Preferred Stock having economic and voting terms similar to one share of Class A Common Stock.

        Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price, a number of shares of Common Shares having a market value of twice the exercise price. Rightholders would also be entitled to purchase the common stock of another entity having a value of twice the exercise price if, after a person has become an acquiring person, the Company were to enter into certain mergers or other transactions with such other entity. If any person becomes an acquiring person, the Company's Board of Directors may, at its option and subject to certain limitations, exchange one share of Class A Common Stock for each Right.

        The Rights may be redeemed by the Company's Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on June 30, 2010.

        Stock Awards.    The Company has an Incentive Stock Award Plan (Incentive Plan) which permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,589,413 shares have been awarded through April 30, 2002. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If for any reason other than retirement, disability or death an employee terminates his service before the two-year period, the stock will not vest and will be made available for future grants.

        The Company also has an Incentive Stock Award Plan for Non-employee Directors that permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 111,000 shares have been awarded at April 30, 2002. Shares awarded pursuant to this plan have no vesting restrictions.

        There were no incentive stock awards granted under either plan related to the performance for fiscal years 2002, 2001 and 2000.

        Stock Options.    In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan, and in fiscal 2001 the Company adopted the Methode Electronics 2000 Stock Plan ("Plans"). The Plans award stock options to directors and key employees. As of April 30, 2002, there were no shares available for grant under the 1997 Plan and 1,395,750 available under the 2000 Plan. Stock options granted under the 1997 Plan vest over a period of two weeks to twenty-seven months after the date of the grant and have a term of ten years. Stock options granted under the 2000 Plan through April 30, 2002 vest over a period of six months to thirty-six months after the date of the grant and have a term of ten years.

        The decrease in the intrinsic value of Methode's stock options attributable to the distribution of Stratos shares on April 28, 2001 was restored in accordance with the methodology set forth in the FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation—An Interpretation of APB Opinion No. 25. Accordingly, after the distribution of Stratos, the number of Methode options outstanding was increased and the exercise prices were correspondingly decreased to reflect the decline in intrinsic value on the distribution date. Unvested Methode options held by Stratos employees were forfeited as of the distribution of Stratos, pursuant to terms of the 1997 Stock Plan.

        The following table summarizes the transactions pursuant to the 1997 and 2000 Stock Plans:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
April 30, 1999	429,131	$14.84	96,305	$15.53
Granted	291,180	27.18
Exercised	(85,765)	15.41
Cancelled	(23,083)	15.30

April 30, 2000	611,463	20.49	200,131	$15.34
Granted	447,350	38.75
Exercised	(159,138)	16.97
Cancelled	(94,344)	30.65
Adjustment to options to compensate for loss in intrinsic value due to Stratos distribution	1,563,675

April 30, 2001	2,369,006	10.22	1,005,055	$8.27
Granted	615,600	7.03
Exercised	(372,336)	5.62
Cancelled	(608,746)	13.39

April 30, 2002	2,003,524	9.13	1,113,293	$9.11

Options Outstanding at April 30, 2002				Exercisable Options at April 30, 2002
Range of Exercise Prices	Shares	Avg. Remaining Life (Years)	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
$5.12 - $ 8.53	1,247,964	7.8	$6.81	694,214	$6.67
$9.03 - $12.88	698,202	8.1	12.65	368,339	12.64
$13.11 - $17.66	57,358	7.9	16.61	50,740	16.89

	2,003,524	7.9	9.13	1,113,293	9.11

        The Company has adopted the disclosure-only provisions of SFAS No. 123 and has not recorded any compensation expense associated with these stock options. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. If the Company had determined compensation cost based on the fair value at the grant date consistent with SFAS No. 123, the Company's income from continuing operations and earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	Year Ended April 30,
	2002	2001	2000
Income from continuing operations:
As reported	$3,805	$12,764	$27,098
Pro forma	1,066	7,060	25,707
Earnings per share from continuing operations:
As reported	0.11	0.36	0.77
Pro forma	0.03	0.20	0.73
Diluted earnings per share:
As reported	0.11	0.36	0.76
Pro forma	0.03	0.20	0.72

        The weighted average estimated fair value of options granted during fiscal 2002, 2001 and 2000 was $3.36, $25.16 and $15.27. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk free interest rate	4.9%	6.0%	5.9%
Expected option life in years	6.0	6.0	6.0
Expected volatility	60.7%	70.0%	55.2%
Dividend yield	2.9%	0.6%	0.5%

6.    Employee Stock Ownership Plan and Employee 401(k) Savings Plan

        The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its eligible full-time employees. Eligible employees were generally U.S. employees who had completed one year of service. The Company made a contribution of $1,200 to the ESOP during fiscal 2000. The Company terminated the ESOP effective April 30, 2000 and replaced this benefit with a Company contribution to the Employee 401(k) Savings Plan equal to 3% of eligible compensation. The Company contribution to the Employee 401(k) Savings Plan was $1,809 and $1,844 in fiscal 2002 and 2001.

7.    Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows:

	2002	2001
Deferred tax liabilities:
Accelerated tax depreciation	$3,750	$3,809
Other liabilities	—	477

Total deferred tax liabilities	3,750	4,286
Deferred tax assets:
Deferred compensation and Stock awards	2,014	2,444
Inventory valuation differences	1,832	1,635
Property valuation differences	1,031	—
Environmental reserves	1,318	1,350
Goodwill impairment	7,345	3,810
Bad debt reserves	1,451	1,357
Vacation accruals	1,222	932
Restructuring	1,294	834
Foreign investment tax credit	3,300	—
Other accruals	1,654	2,222

	22,461	14,584
Less valuation allowance	7,345	3,810

Total deferred tax assets	15,116	10,774

Net deferred tax assets	$11,366	$6,488

Net current deferred tax assets	$7,590	$7,521
Net non-current deferred tax assets (liabilities)	3,776	(1,033)

	$11,366	$6,488

The valuation allowance is associated with goodwill impairment which the Company believes may not be utilized.

        Income taxes (credit) on income from continuing operations consisted of the following:

	2002	2001	2000
Current
Federal	$3,106	$5,732	$11,860
Foreign	300	1,035	487
State	694	467	2,331

	4,100	7,234	14,678
Deferred (credit)	(5,300)	(794)	(838)

	$(1,200)	$6,440	$13,840

        A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate (34% in 2002; 35% in 2001 and 2000) to pre-tax earnings from continuing operations is as follows:

	2002	2001	2000
Income tax at statutory rate	$886	$6,721	$14,328
Effect of:
State income taxes	322	532	1,472
Foreign operations with lower statutory rates	(1,476)	(2,654)	(2,340)
Foreign investment tax credit	(3,700)	—	—
Valuation allowance	3,026	3,393	—
Non-deductible goodwill amortization	324	417	417
Life insurance proceeds	—	(2,384)	—
Other—net	(582)	415	(37)

Income tax provision (credit)	$(1,200)	$6,440	$13,840

        The Company paid income taxes of approximately $2,792 in 2002, $8,275 in 2001 and $16,452 in 2000. No provision has been made for income taxes of approximately $21,984 at April 30, 2002 which would be payable should undistributed net income of $55,583 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

8.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
Numerator:
Income from continuing operations	$3,805	$12,764	$27,098
Income from discontinued operations	—	6,588	3,790

Net income	$3,805	$19,352	$30,888

Denominator:
Denominator for basic earnings per share-weighted-average shares	35,897	35,605	35,308
Dilutive potential common shares—employee stock awards/options	203	191	236

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,100	35,796	35,544

Income from continuing operations:
Basic	$0.11	$0.36	$0.77

Diluted	$0.11	$0.36	$0.76

Net income:
Basic	$0.11	$0.54	$0.87

Diluted	$0.11	$0.54	$0.87

        Options to purchase 742,560 shares of common stock at a weighted average option price of $13.02 per share were outstanding at year-end but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

9.    Environmental Matters

        The Company is involved in environmental investigation and/or remediation at certain of its former plant sites. The Company is not yet able to determine when such remediation activity will be complete.

        At April 30, 2002 and 2001, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of $3,485 and $3,702, respectively, of which $535 and $602, respectively, is classified in Other Accrued Expenses, the remainder is included in Other Liabilities. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

        In 2002, the Company spent $518 on remediation cleanups and related studies compared with $710 in 2001 and $420 in 2000. In fiscal 2002 and 2001 the Company recorded provisions for environmental remediation of $300 and $1,300, respectively. In 2002, the costs associated with environmental matters as they relate to day-to-day activities were not material.

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

11.    Related Party Transactions

        The Company's cost of sales includes purchases of product from Stratos of $2,752 in 2002, $3,684 in 2001 and $5,898 in 2000.

        For purposes of governing certain of the ongoing relationships between the Company and Stratos at and after the separation and to provide for an orderly transition, the Company and Stratos entered into various agreements to provide services such as centralized advertising, legal, accounting, employee benefits, real estate, insurance, information technology, treasury and other corporate and infrastructure services. The agreements govern individual transitional services as requested by Stratos or the Company, of the other party. Such services were to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement was one year (with provision for extension) unless earlier terminated. The Company received a net reimbursement of approximately $64 in fiscal 2002 and $436 in fiscal 2001 under its transitional service agreements with Stratos. In accordance with a tax sharing agreement, Stratos was included in the Company's fiscal 2001 consolidated tax return. As of April 30, 2001, the Company had a receivable of $1,550 from Stratos, representing Stratos' portion of the tax liability.

        James W. McGinley, and Robert R. McGinley, each directors of the Company, together with their mother, Jane R. McGinley, and their sister, Margaret J. McGinley, are special fiduciaries of the William J. McGinley Marital Trust No. 1 ("Trust No. 1") and the William J. McGinley Marital Trust No. 2 ("Trust No. 2", and together with Trust No. 1, the "Marital Trusts"). Jane R. McGinley is also co-trustee of the Marital Trusts. The Marital Trusts hold approximately 80.5% of the Company's outstanding Class B Common Stock. Trust No. 2 also owns Horizon Farms, Inc., an Illinois corporation ("Horizon"), of which Messrs. J. McGinley and R. McGinley are officers and directors. In April 2001, the Company loaned $6,000 to Horizon. The note receivable, which is included in other assets on the

Company's balance sheet, is payable on June 30, 2003 and bears interest at a rate of 5.25% per annum. The note receivable is secured by a mortgage lien on certain real property owned by Horizon pursuant to a Mortgage and Security Agreement. Other non-operating income for fiscal year 2001 included $6.6 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company's founder. The Company is also party to a Split-Dollar Insurance Agreement dated August 9, 1996, with the William J. McGinley and Jane R. McGinley Irrevocable Trust (the "Irrevocable Trust"). James W. McGinley, and Robert R. McGinley, each directors of the Company, together with their mother, Jane R. McGinley, their sister, Margaret J. McGinley, and other McGinley family members are beneficiaries of the Irrevocable Trust. Pursuant to the Split-Dollar Insurance Agreement, the Company agreed to pay premiums on last survivor life insurance policies owned by the Irrevocable Trust on the lives of William J. and Jane R. McGinley. The Company has collateral assignments on the policies that entitle it to receive reimbursement at the greater of the cumulative premiums paid or the cash surrender value of the policies. At April 30, 2002, cumulative premiums paid were $1,765 and the cash surrender value was $1,675.

12.    Material Customers

        Sales to two automotive customers approximated 57%, 52% and 54% of net sales in the years ended April 30, 2002, 2001 and 2000, respectively. At April 30, 2002 and 2001, accounts receivable from customers in the automotive industry were approximately $48,699 and $41,545.

        Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers generally have been within management's expectation.

13.    Segment Information

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

        The Company reports three business segments: Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. In fiscal 2002, the results of the Electronic segment include $12,987 of the restructuring charge described in Note 2. In fiscal 2001, the results of the Electronic segment include the $9,695 goodwill impairment charge and the $4,092 restructuring charge described in Note 2.

        The business units whose results are identified in the Optical segment principally employ light to control and convey signals. In fiscal 2002, the results of the Optical segment include $2,418 of the restructuring charge described in Note 2. As described in Note 3, the Company transferred the majority of this business to a subsidiary that it distributed to its shareholders in a tax-free distribution effective as of the close of business April 28, 2001. The following information excludes the operations of Stratos as a discontinued operation.

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

        The table below presents information about the Company's reportable segments:

	Fiscal Year 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$276,880	$27,957	$14,823		$319,660
Transfers between technology segments			90	$(90)	—

Total net sales	$276,880	$27,957	$14,913	$(90)	$319,660

Income (loss) before income taxes	$12,888	$(929)	$983		$12,942

Corporate expenses, net					(10,337)

Total income before income taxes					$2,605

Depreciation and amortization	$13,890	$538	$917		$15,345

Corporate depreciation and amortization					804

Total depreciation and amortization					$16,149

Identifiable assets	$210,849	$15,986	$11,685		$238,520

General corporate assets					53,406

Total assets					$291,926

	Fiscal Year 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$314,249	$27,759	$17,702		$359,710
Transfers between technology segments			154	$(154)	—

Total net sales	$314,249	$27,759	$17,856	$(154)	$359,710

Income before income taxes	$19,267	$2,802	$1,947		$24,016

Corporate expenses, net					(4,812)

Total income before income taxes					$19,204

Depreciation and amortization	$13,601	$448	$957		$15,006

Corporate depreciation and amortization					899

Total depreciation and amortization					$15,905

Identifiable assets	$209,595	$16,609	$14,467		$240,671

General corporate assets					54,259

Total assets					$294,930

	Fiscal Year 2000
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$311,341	$20,783	$25,500		$357,624
Transfers between technology segments			316	$(316)	—

Total net sales	$311,341	$20,783	$25,816	$(316)	$357,624

Income (loss) before income taxes	$48,507	$359	$1,112		$49,978

Corporate expenses, net					(9,040)

Total income before income taxes					$40,938

Depreciation and amortization	$12,963	$585	$1,337		$14,885

Corporate depreciation and amortization amortization amortization amortization					758

Total depreciation and amortization					$15,643

Identifiable assets	$208,180	$15,685	$14,565		$238,430

General corporate assets					41,406
Net assets of discontinued operations					52,962

Total assets					$332,798

        Information about the Company's continuing operations in different geographic regions is as follows:

	2002	2001	2000
Net Sales:
North America	$248,079	$269,182	$272,534
Asia Pacific	10,058	15,786	16,174
Europe	61,523	74,742	68,916

	$319,660	$359,710	$357,624

Income (loss) from continuing operations before income taxes:
North America	$(2,499)	$9,215	$31,671
Asia Pacific	72	(150)	(974)
Europe	3,807	8,459	8,542
Income & expenses not allocated	1,225	1,680	1,699

	$2,605	$19,204	$40,938

Long-Lived Assets:
North America	$56,834	$56,636	$68,436
Asia Pacific	6,847	7,113	9,184
Europe	39,520	35,439	34,213

	$103,201	$99,188	$111,833

14.    Summary of Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2002.

	Fiscal Year 2002 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$79,596	$81,064	$74,036	$84,964
Gross profit	14,992	14,387	8,197	14,510
Income (loss) from continuing operations	4,254	3,854	372	(4,675)
Net income (loss)	4,254	3,854	372	(4,675)
Income (loss) from continuing operations per Common Share	0.12	0.11	0.01	(0.13)
Net income (loss) per Common Share	0.12	0.11	0.01	(0.13)
	Fiscal Year 2001 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$89,920	$93,939	$86,143	$89,708
Gross profit	18,997	18,173	13,817	10,358
Income (loss) from continuing operations	6,842	5,564	9,042	(8,684)
Net income (loss)	8,554	9,058	13,102	(11,362)
Income (loss) from continuing operations per Common Share	0.19	0.16	0.25	(0.24)
Net income (loss) per Common Share	0.24	0.25	0.37	(0.32)

        Fourth quarter fiscal 2002 results include a $15,753 restructuring charge ($13,324 after tax) and a foreign investment tax credit of $3,700.

        Third quarter fiscal year 2001 earnings reflect $6,000 tax-free income from life insurance proceeds and fourth quarter 2001 earnings reflect $600 of tax-free income from life insurance and special charges of $9,695 for goodwill impairment and $4,092 to provide for the restructuring of two business units and the write-off of excess inventories and idle equipment ($11,915 after tax).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe	Balance at End of Period
YEAR ENDED APRIL 30, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,522	$1,181		$413(1)	$4,290
YEAR ENDED APRIL 30, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$5,336	$1,397		$3,211(1)	$3,522
YEAR ENDED APRIL 30, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,354	$3,016		$34(1)	$5,336

(1)
Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2	Bylaws of Registrant, as amended and currently in effect(1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant(7)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan(2)*
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)(3)*
10.3	Methode Electronics, Inc. Capital Accumulation Plan(3)*
10.4	Incentive Stock Award Plan for Non-Employee Directors(4)*
10.5	Methode Electronics, Inc. 401(k) Savings Plan(4)*
10.6	Methode Electronics, Inc. 401(k) Saving Trust(4)*
10.7	Methode Electronics, Inc. 1997 Stock Plan(5)*
10.8	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant(6)
10.9	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant(6)
10.10	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant(6)
10.11	Methode Electronics, Inc. 2000 Stock Plan(8)*
10.12	Form of Agreement between Kevin J. Hayes and Registrant(9)*
10.13	Form of Agreement between Horizon Farms, Inc. and Registrant(9)
10.14	Form of Agreement between William T. Jensen and Registrant(9)*
10.15	Form of Agreement between Donald W. Duda and Registrant(10)*
10.16	Form of Agreement between John R. Cannon and Registrant(10)*
10.17	Form of Agreement between Robert J. Kuehnau and Registrant(10)*
10.18	Form of Agreement between James F. McQuillen and Registrant(10)*
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP

(1)
Previously filed with Registrant's Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.

(2)
Previously filed with Registrant's Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.

(3)
Previously filed with Registrant's Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(4)
Previously filed with Registrant's Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(5)
Previously filed with Registrant's Statement No. 333-49671 and incorporated herein by reference.

(6)
Previously filed with Registrant's Form 10-K for the year ended April 30, 2000, and incorporated herein by reference.

(7)
Previously filed with Registrant's Form 8-K filed July 7, 2000, and incorporated herein by reference.

(8)
Previously filed with Registrant's Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(9)
Previously filed with Registrant's Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.

(10)
Previously filed with Registrant's Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Equity Compensation Plan Information
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
METHODE ELECTRONICS, INC. AND SUBSIDIARIES FORM 10-K ITEM 14 (a) (1) and (2)
REPORT OF INDEPENDENT AUDITORS
INDEX TO EXHIBITS