Form 10-Q
period 2002-07-31
METHODE ELECTRONICS INC
filed 2002-09-13
CIK 65270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the quarterly period ended July 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At September 6, 2002, Registrant had 35,084,416 shares of Class A Common Stock and 1,087,317 shares of Class B Common Stock outstanding.

INDEX

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets July 31, 2002 and April 30, 2002
Condensed consolidated statements of income—Three months ended July 31, 2002 and 2001
Condensed consolidated statements of cash flows—Three months ended July 31, 2002 and 2001
Notes to condensed consolidated financial statements—July 31, 2002
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
PART II. OTHER INFORMATION
Item 6.	Exhibits and reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2002	April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,553	$49,902
Accounts receivable, net	52,714	64,061
Inventories:
Finished products	9,546	6,870
Work in process	20,911	19,902
Materials	8,186	10,188

	38,643	36,960
Current deferred income taxes	7,530	7,590
Prepaid expenses	7,189	6,904

TOTAL CURRENT ASSETS	170,629	165,417
PROPERTY, PLANT AND EQUIPMENT	210,408	201,938
Less allowance for depreciation	137,873	131,950

	72,535	69,988
GOODWILL, net	18,200	18,200
INTANGIBLE ASSETS, net	14,748	15,013
OTHER ASSETS	23,885	23,308

	$299,997	$291,926

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$24,666	$27,344
Other current liabilities	26,616	22,852

TOTAL CURRENT LIABILITIES	51,282	50,196
OTHER LIABILITIES	6,645	6,743
DEFERRED COMPENSATION	4,426	5,148
SHAREHOLDERS' EQUITY
Common Stock	18,298	18,277
Paid in capital	36,357	36,102
Retained earnings	189,984	187,210
Other shareholders' equity	(6,995)	(11,750)

	237,644	229,839

	$299,997	$291,926

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended July 31,
	2002	2001
INCOME:
Net sales	$80,041	$79,596
Other	408	521

Total	80,449	80,117
COSTS AND EXPENSES:
Cost of products sold	62,350	64,604
Selling and administrative expenses	10,211	9,775

Total	72,561	74,379

Income from operations	7,888	5,738
Interest, net	283	367
Other, net	(1,438)	284

Income before income taxes	6,733	6,389
Income taxes	2,150	2,135

NET INCOME	$4,583	$4,254

Basic and diluted earnings per common share	$0.13	$0.12
Cash dividends per common share	$0.05	$0.05
Weighted average number of common shares outstanding:
Basic	36,142	35,775
Diluted	36,442	35,946

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended July 31,
	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$4,583	$4,254
Provision for depreciation and amortization	3,919	3,804
Changes in operating assets and liabilities	11,003	2,793
Other	6	192

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,511	11,043
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,463)	(2,260)
Other	(699)	(2,218)

NET CASH USED IN INVESTING ACTIVITIES	(5,162)	(4,478)
FINANCING ACTIVITIES
Options exercised	275	473
Dividends	(1,809)	(1,789)
Other	—	1,076

NET CASH USED IN FINANCING ACTIVITIES	(1,534)	(240)
Effect of foreign exchange rate changes on cash	1,836	(74)

INCREASE IN CASH AND CASH EQUIVALENTS	14,651	6,251
Cash and cash equivalents at beginning of period	49,902	42,788

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,553	$49,039

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2002

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

        Comprehensive income consists of income from continuing operations and foreign currency translation adjustments and totaled $9.3 million and $3.5 million for the first quarters of fiscal 2003 and 2002.

2.    ACQUISITION AND INTANGIBLE ASSETS

        On August 1, 2001 the Company purchased for $12.6 million in cash, including costs of acquisition, the automotive safety business of American Components, Inc. and formed a new business unit, Automotive Safety Technologies (AST). Additional contingent consideration will be due beginning in fiscal 2004 based on the attainment of certain sales targets, up to a maximum additional consideration of $11.5 million. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detection system. Also included in this purchase was patented intellectual property for a rollover airbag curtain that the Company intends to further develop. The fair values assigned to intangible assets acquired were $6.9 million for a customer supply agreement, $5.5 million for patents and $2.0 million for covenants not to compete and are being amortized over 10 years, 18 years and 5 years, respectively. In accordance with SFAS No. 141, the excess of fair value of assets acquired over the cash purchase price was recorded as a liability at the date of acquisition. The pro forma results of operations for the three months ended July 31, 2001 assuming the purchase occurred at the beginning of the period would not differ materially from reported amounts.

        The following tables present details of the Company's total intangible assets (in thousands):

	July 31, 2002
	Gross	Accumulated Amortization	Net
Customer supply agreement	$6,930	$153	$6,777
Patents	7,215	811	6,404
Covenants not to compete	2,000	433	1,567

Total	$16,145	$1,397	$14,748

	April 30, 2002
	Gross	Accumulated Amortization	Net
Customer supply agreement	$6,930	$79	$6,851
Patents	7,215	720	6,495
Covenants not to compete	2,000	333	1,667

Total	$16,145	$1,132	$15,013

        The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2003	$1,131
2004	1,433
2005	1,707
2006	1,739
2007	1,504

3.    Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment and Disposal of Long Lived Assets. The Company adopted these standards beginning in the first quarter of fiscal 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test. The Company began applying the new rules on accounting for goodwill and other intangibles beginning in the first quarter of 2003. The Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets during the second quarter of fiscal 2003. The Company does not expect that the results of the impairment tests will have a material effect on the Company's financial statements.

        Comparative information for the prior period as if goodwill had not been amortized in that period is as follows:

	Three Months Ended July 31,
	2002	2001
	(in thousands, except per share amounts)
Reported net income	$4,583	$4,254
Add back goodwill amortization	—	232

Adjusted net income	$4,583	$4,486

Basic and diluted earnings per share:
Reported net income	$0.13	$0.12
Goodwill amortization	—	0.01

Adjusted net income	$0.13	$0.13

4.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2002	2001
	(in thousands, except per share amounts)
Numerator — net income	$4,583	$4,254

Denominator:
Denominator for basic earnings per Share — weighted-average shares	36,142	35,775
Dilutive potential common shares — employee stock awards/options	300	171

Denominator for diluted earnings per Share — adjusted weighted-average shares and assumed conversions	36,442	35,946

Basic and diluted earnings per share	$0.13	$0.12

        Options to purchase 724,912 shares of Class A common stock at a weighted average option price of $13.08 per share were outstanding at July 31, 2002, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Class A common stock and, therefore, the effect would be antidilutive.

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

        The Company reports three business segments: Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Company's business that manufactures bus systems as well as its independent laboratories, which provide services for qualification testing and certification of electronic and optical components are included in the Other segment.

        The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

        The table below presents information about the Company's reportable segments (in thousands):

		Three Months Ended July 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$72,156	$5,036	$2,849		$80,041
Transfers between technology segments	—	—	27	$(27)	—

Total net sales	$72,156	$5,036	$2,876	$(27)	$80,041

Income (loss) before income taxes	$9,335	$(91)	$(43)		$9,201

Corporate expenses, net					(2,468)

Total income before income taxes					$6,733

		Three Months Ended July 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$66,475	$9,151	$3,970		$79,596
Transfers between technology segments	—	—	25	$(25)	—

Total net sales	$66,475	$9,151	$3,995	$(25)	$79,576

Income before income taxes	$6,857	$1,232	$478		$8,567

Corporate expenses, net					(2,178)

Total income before income taxes					$6,389

6.    COMMITMENTS AND CONTINGENCIES

        The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company's management, based on the information available at the time, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial position of the Company.

7.    RECLASSIFICATIONS

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

Results of Operations

        The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,
	2002	2001
Income:
Net sales	100.0%	100.0%
Other	0.5	0.7

	100.5	100.7
Costs and expenses:
Cost of products sold	77.9	81.2
Selling and administrative expenses	12.8	12.3

Income From Operations	9.8	7.2
Interest, net	0.4	0.5
Other, net	(1.8)	0.3

Income Before Income Taxes	8.4	8.0
Income taxes	2.7	2.7

Net Income	5.7%	5.3%

        Net sales.    First quarter consolidated net sales increased 1% to $80.0 million in fiscal 2003 from $79.6 million in fiscal 2002. Net sales of the Electronic segment, which represented 90% and 84% of consolidated net sales in fiscal 2003 and fiscal 2002, increased to $72.2 million in fiscal 2003 from $66.5 million in fiscal 2002. Product sales to the automotive industry, which represented 81% and 78% of Electronic segment net sales in 2003 and 2002 increased by 12% in fiscal 2003. While the acquisition of Automotive Safety Technologies (AST) was a factor, the increase was primarily the result of stable vehicle production schedules supported by the continued consumer demand and incentive programs offered by the OEMs. Net sales for the balance of the Electronic segment decreased 6% reflecting the continued weakness in the computer and telecommunication markets.

        First quarter net sales of the Optical segment represented 6% of consolidated net sales in fiscal 2003 and 11% of consolidated net sales in fiscal 2002. Optical segment net sales decreased 45% to $5.0 million in the first quarter of fiscal 2003 from $9.2 million in the first quarter of fiscal 2002. All of the Company's Optical businesses experienced sharp sales declines as a result of the continued weakness in the computer and telecommunication markets.

        First quarter net sales of the Other segment declined 28% to $2.8 million in fiscal 2003 from $3.9 million in fiscal 2002, due to the weakness in the computer and telecommunication markets.

        Other income.    Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. The decrease in the first quarter of fiscal 2003 from the first quarter of 2002 was due to a reduction in earnings from the automotive joint venture.

        Cost of products sold.    Cost of products sold as a percentage of net sales was 78% in the first quarter of fiscal 2003 compared with 81% in the first quarter of fiscal 2002.

        Gross margins of the Electronic segment increased to 23% in the first quarter of fiscal 2003 from 19% in the first quarter of fiscal 2002. Gross margins on sales to the automotive industry improved from the prior year first quarter, as a result of productivity gains and aggressive cost control programs. Gross margins for the balance of the Electronic segment also improved primarily as a result of the restructuring and consolidation undertaken in the fourth quarter of fiscal 2002.

        Gross margins of the Optical segment decreased to 19% in the fiscal 2003 first quarter from 22% in the fiscal 2002 first quarter. Slow sales due to the weakness in the computer and telecommunication industries was the primary reason that margins declined at all of the Company's Optical businesses.

        Gross margins of the Other segment declined to 16% in the first quarter of fiscal 2003 from 24% in the first quarter of fiscal 2002. The margin decline was the result of the previously described sales decline.

        Selling and administrative expenses.    Selling and administrative expenses as a percentage of net sales were 13% in the first quarter of fiscal 2003 and 12% in fiscal 2002.

        Interest, net.    Interest income, net of interest expense declined 23% in the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002, primarily due to lower interest rates on short-term cash investments.

        Other, net.    Other, net was primarily currency exchange gains and losses at the Company's foreign locations in the first quarter of both fiscal 2003 and 2002. Currency exchange losses experienced in fiscal 2003 were the result of a weak U.S. dollar.

        Income taxes.    The effective income tax rate in the first quarter was 32% in fiscal 2003 and 33% in fiscal 2002. The effective rates for both fiscal 2003 and fiscal 2002 reflect the effect of lower tax rates on income from foreign operations.

Financial Condition, Liquidity and Capital Resources

        Net cash provided by operations was $19.5 million and $11.0 million in the first quarter of fiscal 2003 and 2002, respectively. The increase in cash provided by operations was primarily due to collections on accounts receivables during the first quarter of fiscal 2003.

        Net cash used in investing activities during the first quarter was $5.2 million for fiscal 2003 and $4.5 million for fiscal 2002. Purchases of plant and equipment increased by $2.2 million in fiscal 2003 over the first quarter of fiscal 2002 due to the production ramp-up at AST, and expansion at the Company's Malta manufacturing operation. Net cash used in investing activities in fiscal 2002 included a $2.0 million advance deposit on the acquisition of AST. An additional $10.5 million of cash consideration for this acquisition was paid upon closing and additional contingent consideration will be due beginning in fiscal 2004 based on the attainment of certain sales targets.

        Net cash used in financing activities during the first quarter was $1.5 million in fiscal 2003 and $0.2 million in fiscal 2002. The Company paid cash dividends of $1.8 million in the first quarter of both fiscal 2003 and 2002 and received proceeds from the exercise of stock options of $0.3 million in fiscal 2003 and $0.5 million in fiscal 2002. In the first quarter of fiscal 2002, $1.1 million of cash was provided by a short-term borrowing arrangement at a foreign subsidiary.

Cautionary Statement

        Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. The Company's business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Therefore, the Company's financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of the Company's business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. These industries are currently experiencing a severe economic downturn. Other factors which may result in materially different results for future periods include actual growth in the Company's various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company's reports filed with the Securities and Exchange Commission. Any of these factors could cause the Company's actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions generally are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet dates levels could impact the Company's net foreign investments by $7.7 million and $7.2 million at July 31, 2002 and April 30, 2002, respectively.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits—See Index to Exhibits immediately following the certification pages.

  b)
  Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended July 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

By:	/s/ DOUGLAS A. KOMAN Douglas A. Koman Vice President, Corporate Finance (principal financial officer)

Dated: September 12, 2002

CERTIFICATIONS

I, William T. Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Methode Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 12, 2002.

/s/ WILLIAM T. JENSEN Chairman (principal executive officer)

CERTIFICATIONS

I, Donald W. Duda, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Methode Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 12, 2002.

/s/ DONALD W. DUDA President (principal operating officer)

CERTIFICATIONS

I, Douglas A. Koman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Methode Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 12, 2002.

/s/ DOUGLAS A. KOMAN Vice President, Corporate Finance (principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (7)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan (2)*
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)*
10.3	Methode Electronics, Inc. Capital Accumulation Plan (3)*
10.4	Incentive Stock Award Plan for Non-Employee Directors (4)*
10.5	Methode Electronics, Inc. 401(k) Savings Plan (4)*
10.6	Methode Electronics, Inc. 401(k) Saving Trust (4)*
10.7	Methode Electronics, Inc. 1997 Stock Plan (5)*
10.8	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (6)
10.9	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant (6)
10.10	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (6)
10.11	Methode Electronics, Inc. 2000 Stock Plan (8)*
10.12	Form of Agreement between Kevin J. Hayes and Registrant (9)*
10.13	Form of Agreement between Horizon Farms, Inc. and Registrant (9)
10.14	Form of Agreement between William T. Jensen and Registrant (9)*
10.15	Form of Agreement between Donald W. Duda and Registrant (10)*
10.16	Form of Agreement between John R. Cannon and Registrant (10)*
10.17	Form of Agreement between Robert J. Kuehnau and Registrant (10)*
10.18	Form of Agreement between James F. McQuillen and Registrant (10)*
10.19	Form of Agreement between Douglas A. Koman and Registrant*
10.20
Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (11)
99.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

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

(11)
Previously filed with Registrant's Form 8-K filed August 20, 2002, and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share data)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS