Form 10-Q
period 2002-10-31
METHODE ELECTRONICS INC
filed 2002-12-13
CIK 65270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-2816

METHODE ELECTRONICS, INC. (Exact name of registrant as specified in its charter.)
Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7401 West Wilson Avenue, Harwood Heights, Illinois (Address of principal executive offices)	60706-4548 (Zip Code)
(Registrant's telephone number, including area code) (708) 867-6777
None (Former name, former address, former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

        At December 6, 2002, Registrant had 35,089,821 shares of Class A Common Stock and 1,087,317 shares of Class B Common Stock outstanding.

INDEX
METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2002	April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,445	$49,902
Accounts receivable, net	57,143	64,061
Inventories:
Finished products	8,452	6,870
Work in process	21,513	19,902
Materials	8,306	10,188

	38,271	36,960
Current deferred income taxes	7,530	7,590
Prepaid expenses	3,552	6,904

TOTAL CURRENT ASSETS	172,941	165,417
PROPERTY, PLANT AND EQUIPMENT	214,599	201,938
Less allowance for depreciation	141,586	131,950

	73,013	69,988
GOODWILL, net	18,200	18,200
INTANGIBLE ASSETS, net	14,432	15,013
OTHER ASSETS	24,004	23,308

	$302,590	$291,926

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and notes payable	$22,086	$27,344
Other current liabilities	26,748	22,852

TOTAL CURRENT LIABILITIES	48,834	50,196
OTHER LIABILITIES	6,768	6,743
DEFERRED COMPENSATION	4,611	5,148
SHAREHOLDERS' EQUITY
Common Stock	18,302	18,277
Paid in capital	36,407	36,102
Retained earnings	194,352	187,210
Other shareholders' equity	(6,684)	(11,750)

	242,377	229,839

	$302,590	$291,926

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
INCOME:
Net sales	$96,823	$81,064	$176,864	$160,660
Other	23	498	431	1,019

	96,846	81,562	177,295	161,679
COSTS AND EXPENSES
Cost of products sold	76,041	66,677	138,391	131,281
Selling and administrative expenses	12,140	9,849	22,351	19,624

	88,181	76,526	160,742	150,905

Income from operations	8,665	5,036	16,553	10,774
Interest, net	291	339	574	706
Other, net	221	318	(1,217)	602

Income before income taxes	9,177	5,693	15,910	12,082
Income taxes	3,000	1,840	5,150	3,975

NET INCOME	$6,177	$3,853	$10,760	$8,107

Basic and diluted earnings per common share	$0.17	$0.11	$0.30	$0.23
Cash dividends per common share	$0.05	$0.05	$0.10	$0.10
Weighted average number of common shares outstanding:
Basic	36,168	35,847	36,154	35,809
Diluted	36,360	36,026	36,400	35,984

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended October 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$10,760	$8,107
Provision for depreciation and amortization	7,898	7,886
Changes in operating assets and liabilities	8,705	7,823
Other	13	353

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,376	24,169
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,612)	(5,202)
Acquisitions	—	(13,006)
Other	(669)	253

NET CASH USED IN INVESTING ACTIVITIES	(9,281)	(17,955)
FINANCING ACTIVITIES
Options exercised	329	779
Dividends	(3,618)	(3,582)
Other	—	263

NET CASH USED IN FINANCING ACTIVITIES	(3,289)	(2,540)
Effect of foreign exchange rate changes on cash	1,737	(91)

INCREASE IN CASH AND CASH EQUIVALENTS	16,543	3,583
Cash and cash equivalents at beginning of period	49,902	42,788

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,445	$46,371

See note to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2002

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

        Comprehensive income consists of net income and foreign currency translation adjustments and totaled $6.5 million and $4.3 million for the second quarters of fiscal 2003 and 2002, respectively, and $15.8 million and $7.7 million for the six months ended October 31, 2002 and 2001, respectively.

2.    ACQUISITION AND INTANGIBLE ASSETS

        On August 1, 2001 the Company purchased for $12.6 million in cash, including costs of acquisition, the automotive safety business of American Components, Inc. and formed a new business unit, Automotive Safety Technologies (AST). Additional contingent consideration will be due beginning in fiscal 2004 based on annual sales levels, up to a maximum additional consideration of $11.5 million. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detection system. Also included in this purchase was patented intellectual property for a rollover airbag curtain that the Company intends to further develop. The fair values assigned to intangible assets acquired were $6.9 million for a customer supply agreement, $5.5 million for patents and $2.0 million for covenants not to compete and are being amortized over 10 years, 18 years and 5 years, respectively. In accordance with SFAS No. 141, the excess of fair value of assets acquired over the cash purchase price was recorded as a liability at the date of acquisition. The pro forma results of operations for the six months ended October 31, 2001 assuming the purchase occurred at the beginning of the period would not differ materially from reported amounts.

        The following tables present details of the Company's total intangible assets (in thousands):

	October 31, 2002
	Gross	Accumulated Amortization	Net
Customer supply agreement	$6,930	$226	$6,704
Patents	7,199	938	6,261
Covenants not to compete	2,000	533	1,467

Total	$16,129	$1,697	$14,432

	April 30, 2002
	Gross	Accumulated Amortization	Net
Customer supply agreement	$6,930	$79	$6,851
Patents	7,215	720	6,495
Covenants not to compete	2,000	333	1,667

Total	$16,145	$1,132	$15,013

        The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2003	$1,131
2004	1,433
2005	1,707
2006	1,739
2007	1,504

3.    RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment and Disposal of Long Lived Assets. The Company adopted this standard beginning in the first quarter of fiscal 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test. The Company began applying the new rules on accounting for goodwill and other intangibles beginning in the first quarter of 2003. The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets during the second quarter of fiscal 2003 and the results of the impairment tests did not have a material effect on the Company's financial statements.

        Comparative information for the prior period as if goodwill had not been amortized in that period is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Reported net income	$6,177	$3,853	$10,760	$8,107
Add back goodwill amortization	—	236	—	468

Adjusted net income	$6,177	$4,089	$10,760	$8,575

Basic and diluted earnings per share:
Reported net income	$0.17	$0.11	$0.30	$0.23
Goodwill amortization	—	—	—	0.01

Adjusted net income	$0.17	$0.11	$0.30	$0.24

4.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Numerator—net income	$6,177	$3,853	$10,760	$8,107

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,168	35,847	36,154	35,809
Dilutive potential common shares—employee stock awards/options	192	179	246	175

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	36,360	36,026	36,400	35,984

Basic and diluted earnings per share	$.17	$.11	$.30	$.23

        Options to purchase 1,431,260 shares of Class A common stock at a weighted average option price of $11.81 per share were outstanding at October 31, 2002, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Class A common stock and, therefore, the effect would be antidilutive.

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

        The table below presents information about the Company's reportable segments (in thousands):

		Three Months Ended October 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$87,822	$5,191	$3,810		$96,823
Transfers between technology segments	—	—	97	$(97)	—

Total net sales	$87,822	$5,191	$3,907	$(97)	$96,823

Income before income taxes	$11,601	$74	$85		$11,760

Corporate expenses, net					(2,583)

Total income before income taxes					$9,177

	Three Months Ended October 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$69,494	$7,554	$4,016		$81,064
Transfers between technology segments	—	—	14	$(14)	—

Total net sales	$69,494	$7,554	$4,030	$(14)	$81,064

Income before income taxes	$7,103	$635	$342		$8,080

Corporate expenses, net					(2,387)

Total income before income taxes					$5,693

	Six Months Ended October 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$159,977	$10,227	$6,660		$176,864
Transfers between technology segments	—	—	124	$(124)	—

Total net sales	$159,977	$10,227	$6,784	$(124)	$176,864

Income before income taxes	$20,868	$(17)	$41		$20,892

Corporate expenses, net					(4,982)

Total income before income taxes					$15,910

	Six Months Ended October 31, 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$135,969	$16,704	$7,987		$160,660
Transfers between technology segments	—	—	40	$(40)	—

Total net sales	$135,969	$16,704	$8,027	$(40)	$160,660

Income before income taxes	$13,960	$1,867	$820		$16,647

Corporate expenses, net					(4,565)

Total income before income taxes					$12,082

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

Results of Operations

        The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	—	0.6	0.2	0.6

	100.0	100.6	100.2	100.6
Costs and expenses:
Cost of products sold	78.5	82.3	78.2	81.7
Selling and administrative expenses	12.5	12.1	12.6	12.2

Income From Operations	9.0	6.2	9.4	6.7
Interest, net	0.3	0.4	0.3	0.4
Other, net	0.2	0.4	-0.7	0.4

Income Before Income Taxes	9.5	7.0	9.0	7.5
Income taxes	3.1	2.2	2.9	2.5

Net Income	6.4%	4.8%	6.1%	5.0%

        Net sales.    Second quarter consolidated net sales increased 19.4% to $96.8 million in fiscal 2003 from $81.1 million in fiscal 2002. Second quarter net sales included tooling sales of $7.9 million in fiscal 2003 and $1.2 million in fiscal 2002. Consolidated net sales for the six-month period ended October 31, 2002 increased 10.1% to $176.9 million from $160.7 million for the comparable period last year. Tooling sales were $7.9 million for the six-month period in fiscal 2003 compared with $1.7 million in fiscal 2002.

        Electronic segment net sales represented 90.7% and 90.5% of consolidated net sales for the quarter and six months ended October 31, 2002 compared with 85.7% and 84.6% for the comparable periods last year. Net sales of the Electronic segment increased 26.4% to $87.8 million in the second quarter of fiscal 2003 from $69.5 million in fiscal 2002. Electronic segment net sales for the six months ended October 31, 2002 increased 17.7% to $160.0 million from $130.0 million for the same period last year. Net product sales to the automotive industry, which represented 85.5% of the Electronic segment net product sales in the second quarter and 82.7% for the six months ended October 31, 2002, up from 80.0% and 79.5% in the comparable periods last year, increased 21.0% for the quarter and 17.8% for the six months ended October 31, 2002 compared with the comparable periods last year. Net sales of Automotive Safety Technologies were responsible for 6.7% of the 21.0% increase in the quarter and 4.9% of the 17.8% increase in the six-month period. The balance of the increase was primarily the result of stable vehicle production schedules supported by the continued consumer demand and incentive programs offered by the OEMs. Sales for the balance of the Electronic segment for the second quarter and the six-month period ended October 31, 2002 were relatively flat compared to last year reflecting the continued weakness in the computer and telecommunication markets.

        Optical segment net sales represented 5.4% and 5.8% of consolidated net sales for the quarter and six months ended October 31, 2002 compared with 9.3% and 10.4% for the comparable periods last year. Net sales of the Optical segment for the second quarter of fiscal 2003 decreased 31.3% to $5.2 million from $7.6 million a year ago. Net sales for the six-month period ended October 31, 2002 decreased 38.8% over the same period a year ago to $10.2 million from $16.7 million. All of the Company's Optical businesses experienced sharp sales declines as a result of the continued weakness in the computer and telecommunication markets.

        Net sales of the Other segment, principally current carrying bus devices and test laboratories declined 5.2% to $3.8 million in the second quarter of fiscal 2003 from $4.0 million in fiscal 2002. Other segment net sales for the six-month period declined 16.6% to $6.7 from $8.0 million last year. The sales declines in this segment are also largely attributable to the continued weakness in the computer and telecommunication markets.

        Other income.    Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. Other income decreased in fiscal 2003 primarily because the automotive joint venture experienced an operating loss in the second quarter due to warranty issues which have been resolved.

        Cost of products sold.    Cost of products sold, as a percentage of net sales was 78.5% in the second quarter and 78.3% in the six-month period of fiscal 2003 compared with 82.3% and 81.7% for the second quarter and the six-month period ended October 31, 2002. Excluding tooling sales, which are primarily zero margin, cost of products sold as a percentage of net sales was 76.6% and 77.2% in the second quarter and six-month period of fiscal 2003 compared with 82.0% and 81.5% for the second quarter and the six-month period ended October 31, 2001.

        Gross margins on product sales of the Electronic segment increased to 24.4% and 23.7% in the second quarter and six-month period of fiscal 2003 from 17.8% and 18.3% for the comparable periods last year. Gross margins on sales to the automotive industry improved from the prior fiscal year, as a result of productivity gains and aggressive cost control programs. Gross margins for the balance of the Electronic segment also improved primarily as a result of the restructuring and consolidation undertaken in the fourth quarter of fiscal 2002.

        Gross margins of the Optical segment decreased to 19.1% in both the second quarter and six-month period in fiscal 2003 from 19.5% in the second quarter and 20.7% in the six-month period of fiscal 2002. Slow sales due to the weakness in the computer and telecommunication industries was the primary reason that margins declined at all of the Company's Optical businesses.

        Gross margins of the Other segment decreased to 15.6% in both the second quarter and six-month period of fiscal 2003 from 20.4% in the prior year second quarter and to 22.4% in the six-month period of fiscal 2002. The margin declines were primarily the result of the decline in sales volume in fiscal 2003.

        Selling and administrative expenses.    Selling and administrative expenses as a percentage of net sales were 12.5% and 12.6% for the quarter and six-month period in fiscal 2003 compared to 12.2% for both periods of fiscal 2002.

        Interest, net.    Interest income, net of interest expense declined 14.2% in the second quarter and 18.7% in the six-month period of fiscal 2003 compared with fiscal 2002, primarily due to lower interest rates on short-term cash investments.

        Other, net.    Other, net consists primarily of currency exchange gains and losses at the Company's foreign locations. Currency exchange losses were experienced in the first quarter of fiscal 2003, the result of a weak U.S. dollar.

        Income taxes.    The effective income tax rate was 32.7% in the second quarter and 32.4% in the six-month period of fiscal 2003 compared with 32.3% in the second quarter and 32.9% in the six-month period of fiscal 2002. The effective rates for both fiscal 2003 and fiscal 2002 reflect the effect of lower tax rates on income from foreign operations.

Financial Condition, Liquidity and Capital Resources

        Net cash provided by operations was $27.4 million and $24.2 million in the first six months of fiscal 2003 and 2002, respectively. The increase in cash provided by operations was primarily due to increased net income in fiscal 2003.

        Net cash used in investing activities during the first six months of fiscal 2003 was $9.3 million compared with $18.0 million for fiscal 2002, which included $12.6 million for the Company's August 1, 2001 acquisition of the automotive safety business of American Components, Inc. Additional contingent consideration will be due for this acquisition beginning in fiscal 2004 based on the attainment of certain sales targets. Purchases of plant and equipment increased by $3.4 million in fiscal 2003 over the first six months of fiscal 2002 due to the production ramp-up at AST, and expansion at the Company's Malta manufacturing operation.

        Net cash used in financing activities during the first six months was $3.3 million in fiscal 2003 and $2.5 million in fiscal 2002. The Company paid cash dividends of $3.6 million in the six-month period of both fiscal 2003 and 2002 and received proceeds from the exercise of stock options of $0.3 million in fiscal 2003 and $0.8 million in fiscal 2002.

        The Company's capital requirements at October 31, 2002 include its previously announced intention to repurchase all of the outstanding Class B common stock and its acquisition of Kill & Bolton Associates International, Inc. Other future capital requirements will depend on a number of factors, including the Company's future net sales and the timing and rate of expansion of its business. The Company believes its current cash balances together with the cash flow expected to be generated from its future operations will be sufficient to meet its cash needs for the next 12 months.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions generally are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company's net foreign investments by $8.1 million and $7.2 million at October 31, 2002 and April 30, 2002, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        a)    Evaluation of disclosure controls and procedures. The Company's principal executive officer, principal operating officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to it and its consolidated subsidiaries would be made known to them by others within those entities.

        (b)  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On September 13, 2002, a Class A shareholder of the Company filed a class action against the Company and certain of the Company's directors on behalf of all holders of the Company's Class A common stock and derivatively on behalf of the Company in the Court of Chancery of the State of Delaware. Plaintiff alleges in the Complaint that the directors of the Company breached their fiduciary duties of disclosure, care and loyalty by approving an agreement between the Company and the Estate of William B. McGinley and members of the McGinley family pursuant to which the Company agreed, among other things, to make a tender offer for the repurchase of all of the Company's Class B common stock at a price of $20 per share. Plaintiff further alleges in the Complaint that the Company's board approved the tender offer for the repurchase of the Company's Class B common stock, caused the Company to enter into certain employment agreements with the Company's chairman of the board and certain of its officers and failed to disclose and misrepresented certain information in connection with the Company's 2002 Proxy Statement, as part of a scheme to entrench the incumbent board and management. Additionally, Plaintiff alleges in the Complaint that the directors of the Company, by approving the repurchase of the Class B common stock, diverted a corporate opportunity away from the Company and the Class A stockholders. Plaintiff seeks, among other things, to enjoin the repurchase of the Class B common stock, as well as other equitable relief. Defendants intend to defend vigorously against this litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Stockholders Meeting of the Company was held on September 10, 2002.

  (c)
  At the Annual Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the "Stockholders") voted on the following uncontested matters. Each Class A nominee for director was elected by a vote of the Class A Stockholders and each Class B nominee for director was elected by a vote of the Class B Stockholders.

1.
Election of the below named Class A nominees of the Board of Directors of the Company by the holders of Class A common stock:

	For	Withheld
Warren L. Batts	30,051,322	1,149,762
George C. Wright	30,919,041	282,043
2.
Election of the below named Class B nominees of the Board of Directors of the Company by the holders of Class B common stock:

	For	Withheld
William C. Croft	1,043,309	3,274
Donald W. Duda	1,043,509	3,074
William T. Jensen	1,043,309	3,274
James W. McGinley	1,043,509	3,074
Robert R. McGinley	1,043,109	3,474
Roy M. Van Cleave	1,042,769	3,814

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits—See Index to Exhibits immediately following the certification pages.

          b)    Reports on Form 8-K

        The Company filed a report on Form 8-K on August 20, 2002 reporting that the Company entered into an agreement with the William J. McGinley Marital Trusts to make a tender offer to purchase all of Methode's outstanding shares of Class B common stock at a price per share of $20.00 in cash. A second report on Form 8-K was filed on September 20, 2002 reporting a complaint filed in the Court of Chancery of the State of Delaware naming Methode and all of its Directors as defendants, seeking injunctive and other equitable relief with respect to the proposed tender offer to purchase all of Methode's outstanding shares of Class B common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.
	By:	/s/ DOUGLAS A. KOMAN Douglas A. Koman Vice President, Corporate Finance (principal financial officer)
Dated: December 10, 2002.

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: December 10, 2002.	/s/ WILLIAM T. JENSEN Chairman (principal executive officer)

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: December 10, 2002.	/s/ DONALD W. DUDA President (principal operating officer)

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 10, 2002.	/s/ DOUGLAS A. KOMAN Vice President, Corporate Finance (principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect(1)
3.2	Bylaws of Registrant, as amended and currently in effect(1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant(7)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan(2)*
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)(3)*
10.3	Methode Electronics, Inc. Capital Accumulation Plan(3)*
10.4	Incentive Stock Award Plan for Non-Employee Directors(4)*
10.5	Methode Electronics, Inc. 401(k) Savings Plan(4)*
10.6	Methode Electronics, Inc. 401(k) Saving Trust(4)*
10.7	Methode Electronics, Inc. 1997 Stock Plan(5)*
10.8	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant(6)
10.9	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant(6)
10.10	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant(6)
10.11	Methode Electronics, Inc. 2000 Stock Plan(8)*
10.12	Form of Agreement between Kevin J. Hayes and Registrant(9)*
10.13	Form of Agreement between Horizon Farms, Inc. and Registrant(9)
10.14	Form of Agreement between William T. Jensen and Registrant(9)*
10.15	Form of Agreement between Donald W. Duda and Registrant(10)*
10.16	Form of Agreement between John R. Cannon and Registrant(10)*
10.17	Form of Agreement between Robert J. Kuehnau and Registrant(10)*
10.18	Form of Agreement between James F. McQuillen and Registrant(10)*
10.19	Form of Agreement between Douglas A. Koman and Registrant(12)*
10.20	Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (11)
99.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

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

(12)
Previously filed with Registrant's Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

QuickLinks

INDEX METHODE ELECTRONICS, INC. AND SUBSIDIARIES
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share data)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
METHODE ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) October 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS
INDEX TO EXHIBITS