Form 10-Q
period 2003-01-31
METHODE ELECTRONICS INC
filed 2003-03-17
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended January 31, 2003

or

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

(Registrant’s telephone number, including area code) (708) 867-6777

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

At March 7, 2003, Registrant had 35,098,759 shares of Class A Common Stock and 1,087,305 shares of Class B Common Stock outstanding.

INDEX

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2003	April 30, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61,139	$49,902
Accounts receivable, net	53,796	64,061
Inventories:
Finished products	8,551	6,870
Work in process	20,021	19,902
Materials	7,532	10,188
	36,104	36,960
Current deferred income taxes	7,530	7,590
Prepaid expenses	3,591	6,904
TOTAL CURRENT ASSETS	162,160	165,417

PROPERTY, PLANT AND EQUIPMENT	225,113	201,938
Less allowance for depreciation	147,102	131,950
	78,011	69,988

GOODWILL, net	19,474	18,200
INTANGIBLE ASSETS, net	25,035	15,013
OTHER ASSETS	23,966	23,308

	$308,646	$291,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and notes payable	$21,095	$27,344
Other current liabilities	26,422	22,852
TOTAL CURRENT LIABILITIES	47,517	50,196

OTHER LIABILITIES	7,213	6,743
DEFERRED COMPENSATION	4,612	5,148
SHAREHOLDERS’ EQUITY
Common Stock	18,307	18,277
Paid in capital	36,480	36,102
Retained earnings	197,000	187,210
Other shareholders’ equity	(2,483)	(11,750)
	249,304	229,839

	$308,646	$291,926

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002

INCOME
Net sales	$92,061	$74,035	$268,925	$234,695
Other	359	437	790	1,456

	92,420	74,472	269,715	236,151

COSTS AND EXPENSES
Cost of products sold	74,823	65,839	213,214	197,120
Selling and administrative expenses	10,281	9,157	32,632	28,781

	85,104	74,996	245,846	225,901

Income (loss) from operations	7,316	(524)	23,869	10,250

Interest income, net	290	248	864	954
Other income (expense), net	(998)	298	(2,216)	900

Income before income taxes	6,608	22	22,517	12,104
Income taxes (credit)	2,150	(350)	7,300	3,625

NET INCOME	$4,458	$372	$15,217	$8,479

Basic and diluted earnings per common share	$0.12	$0.01	$0.42	$0.24

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average number of common shares outstanding:
Basic	36,178	35,924	36,162	35,845
Diluted	36,421	36,096	36,407	36,020

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$15,217	$8,479
Provision for depreciation and amortization	11,805	12,495
Changes in operating assets and liabilities	12,459	16,988
Other	17	464

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,498	38,426
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,880)	(9,084)
Acquisitions	(12,257)	(13,008)
Other	(626)	(908)

NET CASH USED IN INVESTING ACTIVITIES	(27,763)	(23,000)

FINANCING ACTIVITIES
Options exercised	407	1,168
Dividends	(5,427)	(5,380)
Other	932	473

NET CASH USED IN FINANCING ACTIVITIES	(4,088)	(3,739)

Effect of foreign exchange rate changes on cash	3,590	(143)

INCREASE IN CASH AND CASH EQUIVALENTS	11,237	11,544

Cash and cash equivalents at beginning of period	49,902	42,788

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,139	$54,332

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2003

1.                                       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and totaled $8.7 million and $(0.7) million for the third quarters of fiscal 2003 and 2002, respectively, and $24.5 million and $7.1 million for the nine months ended January 31, 2003 and 2002, respectively.

2.                                       ACQUISITIONS AND INTANGIBLE ASSETS

On January 31, 2003, the Company purchased the business assets of its exclusive automotive sales representative, Kill & Bolton Associates International, Inc. (KBA), for $11.8 million in cash, including costs of acquisition, and $0.7 million forgiveness of debt.  The acquisition of KBA will help the Company better manage program launches from product design through production and eventually lower the cost of this customer relationship function.  The purchase price was determined based upon the projected cost savings that would be attained by bringing this function in-house.  The tangible assets acquired had a fair value of approximately $0.6. The fair values assigned to intangible assets acquired were $10.8 million for customer relationships and contacts, $0.1 million for covenants not to compete and $1.1 million of goodwill.  The intangible assets acquired other than goodwill will be amortized over a period of 5 years.  The pro forma results of operations for the three and nine-month periods ended January 31, 2003 and 2002, assuming the purchase occurred at May 1, 2001, would not differ materially from reported amounts.

On August 1, 2001, the Company purchased for $12.6 million in cash, including costs of acquisition, the automotive safety business of American Components, Inc. and formed a new business unit, Automotive Safety Technologies.   Additional contingent consideration will be due beginning in fiscal 2004 based on annual sales levels, up to a maximum additional consideration of $11.5 million.  Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detection system.  Also included in this purchase was patented intellectual property for a rollover airbag curtain that the Company intends to further develop.  This acquisition allows the Company to increase its market penetration in the automotive safety related products.  The purchase price was determined based upon discounted projected future cash flows for this operation.  The tangible assets acquired had a fair value of approximately $0.6.  The fair values assigned to intangible assets acquired were $6.9 million for a customer supply agreement, $5.5 million for patents and $2.0 million for covenants not to compete and are being amortized over 10 years, 18 years and 5 years, respectively.  In accordance with SFAS No. 141, the excess of fair value of assets acquired over the cash purchase price was recorded as a liability at the date of acquisition.  The pro forma results of operations for the nine-month period ended January 31, 2002 assuming the purchase occurred at the beginning of the period would not differ materially from reported amounts.

The following tables present details of the Company’s total intangible assets (in thousands):

	January 31, 2003
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$17,680	$300	$17,380
Patents	7,255	1,067	6,188
Covenants not to compete	2,100	633	1,467
Total	$27,035	$2,000	$25,035

	April 30, 2002
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$6,930	$79	$6,851
Patents	7,215	720	6,495
Covenants not to compete	2,000	333	1,667
Total	$16,145	$1,132	$15,013

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2004	$3,607
2005	3,881
2006	3,912
2007	3,678
2008	2,978

3.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment and Disposal of Long Lived Assets.  The Company adopted this standard beginning in the first quarter of fiscal 2003.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  This statement changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life.  Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test.  The Company began applying the new rules on accounting for goodwill and other intangibles beginning in the first quarter of 2003.  The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets during the second quarter of fiscal 2003 and the results of the impairment tests did not have a material effect on the Company’s financial statements.

Comparative information for the prior period as if goodwill had not been amortized in that period is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Reported net income	$4,458	$372	$15,217	$8,479
Add back goodwill amortization	—	299	—	767
Adjusted net income	$4,458	$671	$15,217	$9,246

Basic and diluted earnings per share:
Reported net income	$0.12	$0.01	$0.42	$0.24
Goodwill amortization	—	0.01	—	0.02
Adjusted net income	$0.12	$0.02	$0.42	$0.26

4.                                       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Numerator - net income	$4,458	$372	$15,217	$8,479

Denominator:
Denominator for basic earnings per share-weighted-average shares	36,178	35,924	36,162	35,845
Dilutive potential common shares- employee stock awards/options	243	172	245	175
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,421	36,096	36,407	36,020

Basic and diluted earnings per share	$.12	$.01	$.42	$.24

Options to purchase 1,432,116 shares of Class A common stock at a weighted average option price of $11.81 per share were outstanding at January 31, 2003, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Class A common stock and, therefore, the effect would be antidilutive.

5.                                       SEGMENT INFORMATION

Methode Electronics, Inc. is a global manufacturer of component and subsystem devices.  The Company designs, manufactures and markets devices employing electrical, electronic, wireless, sensing and optical technologies.  The Company’s components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets.

The Company reports three business segments: Electronic, Optical and Other.  The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals.  The business units whose results are identified in the Optical segment principally employ light to control and convey signals.  The Company’s business unit that manufactures bus systems as well as its independent laboratories, which provide services for qualification testing and certification of electronic and optical components are included in the Other segment.

The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

The table below presents information about the Company’s reportable segments (in thousands):

	Three Months Ended January 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$83,405	$3,967	$4,689	$—	$92,061
Transfers between technology segments	—	—	62	(62)	—
Total net sales	$83,405	$3,967	$4,751	$(62)	$92,061

Income (loss) before income taxes	$9,143	$(649)	$169		$8,663
Corporate expenses, net					(2,055)
Total income before income taxes					$6,608

	Three Months Ended January 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$66,002	$4,719	$3,314		$74,035
Transfers between technology segments	—	—	1	$(1)	—
Total net sales	$66,002	$4,719	$3,315	$(1)	$74,035

Income (loss) before income taxes	$2,754	$(855)	$(10)		$1,889
Corporate expenses, net					(1,867)
Total income before income taxes					$22

	Nine Months Ended January 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$243,382	$14,195	$11,348		$268,925
Transfers between technology segments	—	—	185	$(185)	—
Total net sales	$243,382	$14,195	$11,533	$(185)	$268,925

Income (loss) before income taxes	$30,010	$(666)	$210		$29,554
Corporate expenses, net					(7,037)
Total income before income taxes					$22,517

	Nine Months Ended January 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$201,971	$21,423	$11,301	$—	$234,695
Transfers between technology segments	—	—	41	(41)	—
Total net sales	$201,971	$21,423	$11,342	$(41)	$234,695

Income before income taxes	$16,714	$1,012	$810		$18,536
Corporate expenses, net					(6,432)
Total income before income taxes					$12,104

6.                                       RESTRUCTURING

In the fourth quarter of fiscal 2002, in response to the extraordinarily weak economic conditions in the telecommunications and computer sectors, the Company implemented a restructuring plan in an effort to better align the Company’s operations with industry conditions.  The restructuring included integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company’s domestic and foreign interconnect products group and closing the California and New Jersey manufacturing and distribution operations.  Accrued expenses related to this restructuring remaining on the Consolidated Balance Sheets were:

	Involuntary Severance	Lease and Other	Total
	(in thousands)

Balance April 30, 2002	$175	$1,417	$1,592
Payments made	(147)	(275)	(422)
Balance October 31, 2002	28	1,142	1,170
Payments made	(23)	(80)	(103)
Balance January 31, 2003	$5	$1,062	$1,067

7.                                       COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product warranties, employment-related matters and environmental matters.  Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available at the time, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial statements of the Company.

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

Results of Operations

The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.4	0.6	0.3	0.6
	100.4	100.6	100.3	100.6
Costs and expenses:
Cost of products sold	81.3	88.9	79.3	84.0
Selling and administrative expenses	11.2	12.4	12.1	12.3
Income (Loss) From Operations	7.9	(0.7)	8.9	4.3
Interest income, net	0.3	0.3	0.3	0.4
Other income (expense), net	(1.1)	0.4	(0.8)	0.4
Income Before Income Taxes	7.1	0.0	8.4	5.1
Income taxes (credit)	2.3	(0.5)	2.7	1.5
Net Income	4.8%	0.5%	5.7%	3.6%

Net sales.  Third quarter consolidated net sales increased 24.4% to $92.1 million in fiscal 2003 from $74.0 million in fiscal 2002.  Consolidated net sales for the nine-month period ended January 31, 2003 increased 14.6% to $268.9 million from $234.7 million for the comparable period last year.  Tooling sales were $7.9 million for the quarter and $15.8 for the nine-month period in fiscal 2003 compared with $1.7 million and $3.5 million in the comparable periods of fiscal 2002.  Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2003 increased reported sales by $2.3 million in the quarter and $4.9 million in the nine-month period ended January 31, 2003.  Excluding the effects of customer paid tooling and foreign currency translation, product net sales increased 13.3% in the quarter and 7.4% in the nine-month period over comparable periods last year.

Electronic segment net sales represented 90.6% and 90.5% of consolidated net sales for the quarter and nine months ended January 31, 2003 compared with 89.2% and 86.1% for the comparable periods last year.  Net sales of the Electronic segment increased 26.4% to $83.4 million in the third quarter of fiscal 2003 from $66.0 million in fiscal 2002.  Electronic segment net sales for the nine months ended January 31, 2003 increased 20.5% to $243.4 million from $202.0 million for the same period last year. Excluding the effects of customer paid tooling and foreign currency translation, Electronic segment product net sales increased 14.5% in the quarter and 12.6% in the nine-month period over comparable periods last year.  Net sales to the automotive industry, which represented 84.4% of the Electronic segment net product sales in the third quarter and 83.8% for the nine months ended January 31, 2003, up from 79.9% and 79.8% in the comparable periods last year, increased 33.4% for the quarter and 26.6% for the nine months ended January 31, 2003 compared with the comparable periods last year.  Excluding the effects of customer paid tooling and foreign currency translation, product net sales to the automotive industry increased 20.2% in the quarter and 17.5% in the nine-month period over comparable periods last year.  Increased shipments of sensor pads for passenger occupancy detection systems by Automotive Safety Technologies were responsible for 5.9% of the 20.2% increase in the quarter and 5.3% of the 17.5% increase in the nine-month period.  The balance of the increase was due to volume gains primarily the result of new product launches and stable vehicle production schedules.  Sales for the balance of the Electronic segment for the third quarter and the nine-month period ended January 31, 2003 were down 6.2% for both the quarter and the nine-month period compared to last year reflecting the continued weakness in the computer and telecommunication markets and increased competition from low cost Chinese manufacturers.

Optical segment net sales represented 4.3% and 5.3% of consolidated net sales for the quarter and nine months ended January 31, 2003 compared with 6.4% and 9.1% for the comparable periods last year.  Net sales of the Optical segment for the third quarter of fiscal 2003 decreased 16.0% to $4.0 million from $4.7 million a year ago.  Net sales for the nine-month period ended January 31, 2003 decreased 33.7% from the same period a year ago to $14.2 million from $21.4 million.  Excluding the effects of foreign currency translation, Optical segment product net sales decreased 22.2% in the quarter and 37.2% in the nine-month period over comparable periods last year.  All of the Company’s Optical businesses experienced sales volume declines and price erosion as a result of the continued weakness in the computer and telecommunication markets.

Other segment net sales represented 5.0% and 4.2% of consolidated net sales for the quarter and nine months ended January 31, 2003 compared with 4.5% and 4.8% for the comparable periods last year.  Net sales of the Other segment, principally current-carrying bus devices and test laboratories increased 41.5% to $4.7 million in the third quarter of fiscal 2003 from $3.3 million in fiscal 2002.  New bus device programs increased shipments in the quarter by 50.0% and test laboratory activity increased 26.2% over the prior year quarter.  Other segment net sales for the nine-month period were flat at $11.3 million for both fiscal years.  An increase in net sales of bus devices of 13.2% was offset by a decline of test laboratory sales of 21.2% for the nine-month period ended January 31, 2003.

Other income.  Other income consisted primarily of the Company’s equity in the earnings of its automotive joint venture, license fees and royalties.  Other income decreased in fiscal 2003 primarily because the automotive joint venture experienced an operating loss in the second quarter due to warranty issues, which have been resolved.

Cost of products sold.  Cost of products sold, as a percentage of net sales was 81.3% in the third quarter and 79.3% in the nine-month period of fiscal 2003 compared with 88.9% and 84.0% for the third quarter and the nine-month period ended January 31, 2002.  Cost of products sold in the third quarter last year included a $5 million charge for warranty issues.  Excluding this warranty charge and tooling sales, which are primarily zero margin, cost of products sold as a percentage of net sales was 79.5% and 78.0% in the third quarter and nine-month period of fiscal 2003 compared with 81.8% and 81.6% for the third quarter and the nine-month period ended January 31, 2002.

Gross margins on product sales of the Electronic segment were 21.0% and 22.8% in the third quarter and nine-month period of fiscal 2003 compared with 20.9% and 19.1% for the comparable periods last year, excluding the warranty charge.  Gross margins on sales to the automotive industry were flat for the quarter year-over-year but improved for the nine-month period from the prior fiscal year.  Improvements from productivity gains and cost control programs were offset by price erosion in the third quarter 2003.   Gross margins for the balance of the Electronic segment also were flat for the quarter year-over-year but improved for the nine-month period. Benefits from the restructuring and consolidation undertaken in the fourth quarter of fiscal 2002 were offset by price erosion and a decline in sales of dataMate products.

Gross margins of the Optical segment increased to 9.1% in the third quarter and 16.3% in the nine-month period in fiscal 2003 from a negative 0.9% in the third quarter and 16.0% in the nine-month period of fiscal 2002.  The negative margin in the third quarter last year resulted from provisions for excess inventory at the Company’s European fiber optic operations.

Gross margins of the Other segment decreased to 15.2% in the third quarter and 15.4% in the nine-month period of fiscal 2003 from 19.2% in the prior year third quarter and 21.4% in the nine-month period of fiscal 2002.  The margin declines were primarily the result of an effort to increase market share for current-carrying bus devices by gaining new customers using aggressive pricing strategies.

Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 11.2% and 12.1% for the quarter and nine-month period in fiscal 2003 compared to 12.4% for the quarter and 12.3% for the nine-month period of fiscal 2002.  Excluding the effects of customer paid tooling, selling and administrative expenses as a percentage of net sales were 12.0% and 12.7% for the quarter and nine-month period in fiscal 2003.  As a result of increased litigation activity in fiscal 2003, legal expense exceeded the prior year by $0.8 million in the quarter and $1.4 million for the nine-month period.

Interest, net.  Interest income, net of interest expense increased 16.9% in the third quarter but was down 9.4% in the nine-month period of fiscal 2003 compared with fiscal 2002. Interest income was up for the quarter because available cash balances were higher in fiscal 2003, but down for the nine-month period due to significantly lower interest rates on short-term cash investments in fiscal 2003.

Other, net.  Other, net consists primarily of currency exchange gains and losses at the Company’s foreign locations.  The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound and Czech koruna.  The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities.  Currency exchange losses were experienced by the Company’s foreign subsidiaries in the first and third quarters of fiscal 2003, the result of a weak U.S. dollar.

Income taxes.  The effective income tax rate was 32.5% in the third quarter and 32.4% in the nine-month period of fiscal 2003.  The effective rates for both periods reflect the effect of lower tax rates on income from foreign operations.  The warranty charge recorded in the third quarter of fiscal 2002 reduced the Company’s worldwide blended effective tax rate by reducing the expected income contribution from operations in the Company’s highest tax jurisdiction.  This resulted in an income tax credit in the third quarter of fiscal 2002 and an effective tax rate of 30% for the nine-month period ended January 31, 2002.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operations was $39.5 million and $38.4 million in the first nine months of fiscal 2003 and 2002, respectively.  The increase in cash provided by operations was primarily due to increased net income in fiscal 2003.

Net cash used in investing activities during the first nine months of fiscal 2003 was $27.8 million including the $11.8 million acquisition of Kill & Bolton Associates International, Inc. compared with $23.0 million for fiscal 2002, which included $12.6 million for the Company’s August 1, 2001 acquisition of the automotive safety business of American Components, Inc. (AST).  Additional contingent consideration will be due for the AST acquisition beginning in fiscal 2004 based on the attainment of certain sales targets.  Purchases of plant and equipment increased by $5.8 million in fiscal 2003 over the first nine months of fiscal 2002 due to the production ramp-up at AST, and expansion at the Company’s Malta manufacturing operation.

Net cash used in financing activities during the first nine months was $4.1 million in fiscal 2003 and $3.7 million in fiscal 2002.  The Company paid cash dividends of $5.4 million in the nine-month period of both fiscal 2003 and 2002 and received proceeds from the exercise of stock options of $0.4 million in fiscal 2003 and $1.2 million in fiscal 2002.

The Company’s capital requirements at January 31, 2003 include its previously announced tender offer to purchase all outstanding shares of Class B common stock for $20.00 per share (the”Offer”).  The Offer is subject to approval by the holders of the Class A common stock at a special meeting, and certain other conditions.  The Company expects to use approximately $15.1 million of available cash to complete the Offer, net of repayment of the Horizon Farms promissory note described in footnote 11 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

In December 2002, the Company executed an agreement with its primary bank to establish a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available.

Other future capital requirements will depend on a number of factors, including the Company’s future net sales and the timing and rate of expansion of its business.  The Company believes its current cash balances together with the cash flow expected to be generated from its future operations and available credit facility will be sufficient to meet its cash needs for the next twelve months.

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  The Company’s business is highly dependent upon two large automotive customers and specific makes and models of automobiles.  Therefore, the Company’s financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns.  A significant portion of the balance of the Company’s business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change.  These industries are currently experiencing a severe economic downturn.  Other factors which may result in materially different results for future periods include actual growth in the Company’s various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission.  Any of these factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements.  The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain of the Company’s foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s income before income taxes by $2.1 million and $2.0 million at January 31, 2003 and April 30, 2002, respectively.  The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars.  The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar.  The primary currencies to which the Company is exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s net foreign investments by $8.7 million and $7.2 million at January 31, 2003 and April 30, 2002, respectively.

ITEM 4. CONTROLS AND PROCEDURES

a)  Evaluation of disclosure controls and procedures.  The Company’s principal executive officer, principal operating officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to it and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 13, 2002, a Class A shareholder of the Company filed a class action against the Company and certain of the Company’s directors on behalf of all holders of the Company’s Class A common stock and derivatively on behalf of the Company in the Court of Chancery of the State of Delaware (the “Action”).  Plaintiff alleged in the Complaint that the directors of the Company breached their fiduciary duties of disclosure, care and loyalty by approving an agreement between the Company and certain shareholders of the Company that control a majority of the Class B shares (the “McGinley Family Shareholders”), pursuant to which the Company agreed, among other things, to make a tender offer (the “Tender Offer”) for the repurchase of all of the Company’s Class B common stock at a price of $20 per share (the “Agreement”). The Agreement was approved by a special committee of Class A directors of the Methode board of directors (the “Special Committee”) and entered into on August 19, 2002

Plaintiff further alleged in the Complaint that the Company’s board approved the Tender Offer, caused the Company to enter into certain employment agreements with the Company’s chairman of the board and certain of its officers, and failed to disclose and misrepresented certain information in connection with the Company’s 2002 Proxy Statement, as part of a scheme to entrench the incumbent board and management.  Additionally, Plaintiff alleged in the Complaint that the directors of the Company, by approving the repurchase of the Class B common stock, diverted a corporate opportunity away from the Company and the Class A stockholders.  Plaintiff sought, among other things, to enjoin the repurchase of the Class B common stock, as well as other equitable relief.

On December 26, 2002, the Special Committee approved an amendment to the Agreement, pursuant to which the Company agreed to call a special meeting of the Class A shareholders for the purpose of seeking the approval of the Tender Offer by the affirmative vote of a majority of the Class A shares present or represented by proxy at the meeting (excluding the shares held by the McGinley Family Shareholders) (the “Amended Agreement”).  The Company filed a preliminary proxy statement for the special meeting on February 21, 2003, with the Securities & Exchange Commission (the “Preliminary Proxy Statement”). Thereafter, Plaintiff’s counsel stated their intention to file an amended complaint challenging the Amended Agreement and the disclosures made in the Preliminary Proxy Statement.

On March 17, 2003, the parties in the Action entered into a memorandum of understanding providing for the settlement of the Action on the terms set forth therein.  Pursuant to the terms of the memorandum of understanding, defendants agreed, among other things, that:  (i) they would only proceed with the Tender Offer if it receives approval by the affirmative vote of a majority of the Class A shares present or represented by proxy at a special meeting (excluding the shares held by the McGinley family); (ii) to make certain revisions to the disclosures in the proxy statement to be delivered to stockholders in connection with the special meeting requested by Plaintiff; and (iii) for the Company to declare a special dividend of $0.04 per Class A share to the Class A shareholders within 60 days following consummation of the Tender Offer.  The memorandum of understanding also provides for the dismissal of the Action with prejudice and release of claims against defendants.  The settlement as provided for in the memorandum of understanding is contingent upon, among other things, approval by the Court.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits- See Index to Exhibits immediately following the certification pages.

b)             Reports on Form 8-K

The Company filed a report on Form 8-K on January 2, 2003 reporting that the Company entered into an amendment of the Agreement dated August 19, 2002 with the William J. McGinley Marital Trusts to make a tender offer to purchase all of Methode’s outstanding shares of Class B Common Stock at a

price per share of $20.00 in cash.   Pursuant to the amendment, the Company intends to call a special meeting of its Class A Stockholders for the purposes of obtaining approval of the tender offer by a majority of the Class A Common Stock present or represented by proxy at the meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Vice President, Corporate Finance
(principal financial officer)

Dated:	March 17, 2003.

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 17, 2003.
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 17, 2003.
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 17, 2003.
/s/ Douglas A. Koman
Vice President, Corporate Finance
(principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (7)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan (2)*
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)*
10.3	Methode Electronics, Inc. Capital Accumulation Plan (3)*
10.4	Incentive Stock Award Plan for Non-Employee Directors (4)*
10.5	Methode Electronics, Inc. 401(k) Savings Plan (4)*
10.6	Methode Electronics, Inc. 401(k) Saving Trust (4)*
10.7	Methode Electronics, Inc. 1997 Stock Plan (5)*
10.8	Form of Master Separation Agreement between Stratos Lightwave, Inc. and Registrant (6)
10.9	Form of Initial Public Offering and Distribution Agreement between Stratos Lightwave, Inc. and Registrant (6)
10.10	Form of Tax Sharing Agreement between Stratos Lightwave, Inc. and Registrant (6)
10.11	Methode Electronics, Inc. 2000 Stock Plan (8)*
10.12	Form of Agreement between Kevin J. Hayes and Registrant (9)*
10.13	Form of Agreement between Horizon Farms, Inc. and Registrant (9)
10.14	Form of Agreement between William T. Jensen and Registrant (9)*
10.15	Form of Agreement between Donald W. Duda and Registrant (10)*
10.16	Form of Agreement between John R. Cannon and Registrant (10)*
10.17	Form of Agreement between Robert J. Kuehnau and Registrant (10)*
10.18	Form of Agreement between James F. McQuillen and Registrant (10)*
10.19	Form of Agreement between Douglas A. Koman and Registrant (12)*
10.20

Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (11)

10.21	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto
10.22

Amendment to Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (13)

99.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form S-3 Registration Statement No. 33-61940 filed April 30, 1993, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.
(4)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(5)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.
(6)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2000, and incorporated herein by reference.
(7)	Previously filed with Registrant’s Form 8-K filed July 7, 2000, and incorporated herein by reference.
(8)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.
(9)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.
(10)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.
(11)	Previously filed with Registrant’s Form 8-K filed August 20, 2002, and incorporated herein by reference.
(12)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.
(13)	Previously filed with Registrant’s Form 8-K filed January 2, 2003, and incorporated herein by reference.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.