Form 10-K
period 2003-04-30
METHODE ELECTRONICS INC
filed 2003-07-29
CIK 65270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

Commission File Number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2090085 (IRS Employer Identification No.)
7401 West Wilson Avenue Chicago, Illinois (Address of Principal Executive Offices)	60706-4548 (Zip Code)

Registrant's telephone number (including area code): (708) 867-6777

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock ($0.50 par value)
Class B Common Stock ($0.50 par value)
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (_).

        The aggregate market value of the Class A and Class B Common Stock, $0.50 par value, held by non-affiliates of the Registrant on October 31, 2002, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $284.0 million.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Registrant had 35,308,161 shares of Class A Common Stock, $0.50 par value, and 337,305 shares of Class B Common Stock, $0.50 par value, outstanding as of July 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the 2003 annual shareholders meeting are incorporated by reference into Part III.

PART I

Item 1.    Business

        Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, Methode Electronics, Inc. shall be referred to as the "Registrant" or the "Company."

        The Registrant manufactures component devices worldwide for Original Equipment Manufacturers of automobiles, information processing and networking equipment, voice and data communication systems, consumer electronics, aerospace vehicles and industrial equipment. Products employ electrical, electronic and optical technologies as sensors, interconnections and controls. The business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of current-carrying bus devices and independent laboratories that provide services for qualification testing and certification of electronic and optical components.

        As described in Note 3 to the consolidated financial statements, a majority of the Optical segment was transferred to the Registrant's newly formed subsidiary, Stratos Lightwave, Inc. (Stratos), effective May 28, 2000. On June 26, 2000, Stratos issued shares of common stock in an initial public offering. After the initial public offering, the Registrant owned 84.3% of Stratos' common stock. Effective as of the close of business on April 28, 2001, the Registrant distributed all of its remaining interest in Stratos through a stock dividend to its stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each share of Methode Class A and Class B common stock. The Registrant's consolidated financial statements for all periods present Stratos as a discontinued operation through the distribution date in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, all discussions in this report refer to the Company's continuing operations.

        Subsequent Event.    As of July 18, 2003, the Company entered into an agreement with the William J. McGinley Marital Trust No. 1, the William J. McGinley Marital Trust No. 2, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the "McGinley Family"), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will remain outstanding (the "Merger"). The Merger is subject to approval by the affirmative vote of a majority of the Company's outstanding shares, and certain other conditions (see Notes 11 and 16 to the Consolidated Financial Statements).

        Sales.    The following tabulation reflects the percentage of net sales of the product segments of the Registrant for the last three fiscal years.

	April 30,
	2003	2002	2001
Electronic	90.1%	86.6%	87.4%
Optical	5.2	8.8	7.7
Other	4.7	4.6	4.9

        The sales activities of the Registrant are directed by sales managers who are supported by engineering personnel who provide technical services. The Registrant's products are sold through its sales staff and through independent manufacturers' representatives with offices throughout the world. Sales are made primarily to original equipment manufacturers.

        Sources and Availability of Raw Materials.    Principal raw materials purchased by Registrant include ferrous and copper alloy strips, plastic molding materials, silicon, urethane, ferrules and fiber optic cable, semiconductor components, die castings and precious metals. All of these items are available from several suppliers and the Registrant generally relies on more than one supplier for each item.

        Patents; Licensing Agreements.    The Registrant has various patents and licensing agreements, but does not consider its business to be materially dependent upon such patents and licensing agreements.

        Seasonality. A significant portion of the Registrant's business is dependent on automotive sales and the vehicle production schedules of its customers. The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns. Any significant reduction in vehicle production by the Registrant's customers would have a material adverse effect on its business. The Registrant's business is moderately seasonal as its North American automotive customers historically halt operations for approximately two weeks in July for vacations and model changeovers and one to two weeks during the December holiday period. Accordingly, the Registrant's first and third fiscal quarter results may reflect this seasonality.

        Working Capital Items.    The Registrant is required to maintain adequate levels of inventory to meet scheduled delivery requirements of customers. It is not normal for the Registrant to carry significant amounts of finished goods, as the preponderance of orders received is for scheduled future deliveries.

        Material Customers.    During the year ended April 30, 2003, shipments to Daimler Chrysler AG and Ford Motor Corporation each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 61% of consolidated net sales. Such shipments included a wide variety of the Registrant's automotive component products.

        Backlog.    The Registrant's backlog of orders was approximately $63.1 million at May 31, 2003, and $58.3 million at May 31, 2002. It is expected that most of the total backlog at May 31, 2003, will be shipped within the current fiscal year.

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

        Research and Development.    Registrant maintains a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing ones. Senior management of the Registrant also participates directly in the program. Expenditures for the aforementioned activities amounted to $19.1 million, $20.3 million and $20.5 million for the fiscal years ended April 30, 2003, 2002 and 2001, respectively.

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

        Employees.    At April 30, 2003 and 2002, the Registrant had approximately 3,175 and 3,225 employees, respectively. The Registrant also from time to time employs part-time employees and hires independent contractors. Except for the Registrant's production employees in Malta and Mexico, the Registrant's employees are not represented by any collective bargaining agreement, and the Registrant has never experienced a work stoppage. The Registrant believes that its employee relations are good.

        Segment Information and Foreign Sales.    Information about the Registrant's operations by segment and in different geographic regions is summarized in Note 14 to the consolidated financial statements.

        Available Information.    The Registrant maintains a website at http://www.methode.com. The Registrant makes available on the website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Registrant is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

        A copy of the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be made available without charge to all stockholders upon written request to the Company. Direct requests to Investor Relations at the corporate headquarters address.

Item 2.    Properties

        The Registrant has 15 manufacturing facilities, two independent test laboratories, four engineering design centers and corporate offices containing approximately 1,129,000 square feet of space, of which approximately 370,000 square feet are leased. The Electronic segment has four facilities located in Illinois, one in California, one in Michigan, one in Tennessee, two in Mexico, one in Ireland, one in Germany, two in Malta, one in Singapore and one in the United Kingdom totaling approximately 934,000 square feet of space. The Optical segment has one facility located in Texas, one in the Czech Republic and one in the United Kingdom totaling approximately 100,000 square feet of space. The Other segment has two facilities located in Illinois and one in Maryland totaling approximately 95,000 square feet of space.

Item 3.    Legal Proceedings

        On September 13, 2002, a holder of 100 shares of Class A Common Shares filed a class action against the Registrant and certain of its directors on behalf of all holders of its Class A Common Shares and derivatively on behalf of the Registrant in the Court of Chancery of the State of Delaware. Plaintiff alleged in the Complaint that the Registrant's directors breached their fiduciary duties of disclosure, care and loyalty by approving the Agreement between the Registrant and the Trusts and the McGinley family members pursuant to which the Registrant agreed, among other things, to make a tender offer for the repurchase of all its Class B Common Shares at a price of $20 per share. Plaintiff further alleged in the Complaint that the Registrant's Board approved the tender offer for the repurchase of its Class B Common Shares, caused the Registrant to enter into certain employment agreements with its chairman of the board and certain of its officers and failed to disclose and misrepresented certain information in connection with its 2002 proxy statement, as part of a scheme to entrench the incumbent Board and management. Additionally, Plaintiff alleged in the Complaint that the Registrant's directors, by approving the repurchase of the Class B Common Shares, diverted a corporate opportunity to receive a control premium away from the Registrant and the Class A stockholders. Plaintiff sought, among other things, to enjoin the repurchase of the Class B Common Shares, as well as other equitable relief.

        On March 17, 2003, the parties entered into a memorandum of understanding providing for the settlement of this litigation. Pursuant to the terms of the memorandum of understanding, the Registrant agreed, among other things, that: (i) it would only proceed with the Offer if it is approved by the affirmative vote of a majority of the Class A Common Shares present or represented by proxy at the special meeting (excluding shares held by the Trusts and the McGinley family members) and (ii) it would declare a special dividend of $0.04 per Class A Common Share within 60 days following consummation of the Offer. If the Offer is not consummated, this special dividend will not be declared or paid. The memorandum of understanding also provides for the dismissal of the Action with prejudice and release of all related claims against the Registrant and the director defendants. The settlement as provided for in the memorandum of understanding was contingent upon, among other things, approval by the court.

        Following the announcement of the July 8, 2003 tender offer by MEI Investment Corp., a wholly-owned subsidiary of Dura Automotive Systems, Inc. ("Dura") for all of Registrant's Class B Common Shares at a price of $23 and the July 14, 2003 termination of the Agreement between the Registrant and the Trusts and the McGinley family members, the parties to the March 17, 2003 memorandum of understanding were unable to proceed with the settlement of the litigation. On July 29, 2003, the parties to the litigation entered into a new stipulation of settlement providing for the settlement of the litigation based upon the Registrant's July 21, 2003 Agreement with the Trusts. (For a description of the July 21, 2003 Agreement see Financial Condition, Liquidity and Capital Resources.) The stipulation of settlement provides for the payment of a dividend of $0.04 per Class A Common Share within 60 days following the acquisition of the balance of the Registrant's outstanding Class B Common Shares by merger or purchase. The parties to the litigation expect to submit the stipulation of settlement to the Court for approval following notice to the Registrant's Class A Common Shareholders and a hearing on the fairness and adequacy of the Settlement.

        As of July 18, 2003, the Company entered into an agreement with the William J. McGinley Marital Trust No. 1, the William J. McGinley Marital Trust No. 2, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the "McGinley Family"), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will remain outstanding (the "Merger"). The Merger is subject to approval by the affirmative vote of a majority of the Company's outstanding shares, and certain other conditions (see Notes 11 and 16 to the Consolidated Financial Statements).

        As of July 25, 2003, the Registrant was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to security holders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
William T. Jensen	76	Chairman of the Board of the Company since February 2001. Prior thereto he was President of the Company from December 1994 to February 1997 and a Director from 1959 to 1997.
Donald W. Duda	48	President and Director of the Company since February 2001. Prior thereto he was Vice President-Interconnect Group since March 2000. Prior thereto he was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.
Douglas A. Koman	53	Vice President, Corporate Finance of the Company since April 2001. Prior thereto he was Assistant Vice President-Financial Analysis since December 2000. Prior thereto he was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.
John R. Cannon	55	Senior Executive Vice President of the Company since 1997. Prior thereto he was Senior Executive Vice President of dataMate Products since 1996.
Robert J. Kuehnau	60	Vice President, Treasurer and Controller of the Company since June 1996.
James F. McQuillen	63	Executive Vice President of the Company since April 2001. Prior thereto he was Vice President of Connector Products Division since August 1995.

All executive officers serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Registrant's Class A and Class B Common Stock are traded on the Nasdaq National Market System under the symbols METHA and METHB. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

	Class A Stock Price		Class B Stock Price
	High	Low	High	Low
Fiscal Year ended April 30, 2003
First Quarter	$12.86	$7.75	$13.25	$8.25
Second Quarter	10.80	6.25	19.44	8.50
Third Quarter	11.27	8.00	19.27	18.06
Fourth Quarter	10.98	8.00	20.75	18.50
Fiscal Year ended April 30, 2002
First Quarter	$9.50	$5.56	$13.70	$6.75
Second Quarter	9.69	6.29	10.10	6.01
Third Quarter	9.79	6.81	10.25	7.00
Fourth Quarter	12.81	8.16	12.70	9.09

        The Registrant pays dividends quarterly and for fiscal years 2003 and 2002, quarterly dividends were paid at an annual rate of $0.20 on both the Class A and Class B Common Stock. On June 20, 2003, the Board declared a dividend of $0.05 per Class A share and Class B share, payable on July 31, 2003, to holders of record on July 15, 2003.

        The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

        As of July 25, 2003, the approximate number of record holders of the Company's Class A and Class B Common Stock was 895 and 310.

Equity Compensation Plan Information

        The following table provides information about shares of the Registrant's common stock that may be issued upon exercise of stock options or granting of stock awards under all of the its existing equity compensation plans as of April 30, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,426,020	$9.56	1,215,328
Equity compensation plans not approved by security holders	—	—	—

Total	2,426,020	$9.56	1,215,328

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2003, 2002 and 2001, and the consolidated balance sheet data as of April 30, 2003 and 2002, are derived from, and are qualified by reference to, the Company's audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2000 and 1999, and the consolidated balance sheet data as of April 30, 2001, 2000 and 1999, are derived from consolidated audited financial statements not included in this report.

        In April 2001, the Company completed the spin-off of Stratos. For financial reporting purposes, the Company has accounted for Stratos' results as discontinued operations.

	2003	2002	2001	2000	1999
	(In Thousands, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$363,057	$319,660	$359,710	$357,624	$362,082
Income from continuing operations before income taxes	31,957	2,605	19,204	40,938	45,037
Income taxes (credit)	10,085	(1,200)	6,440	13,840	15,720
Income from continuing operations	21,872	3,805	12,764	27,098	29,317
Discontinued operations	—	—	6,588	3,790	3,502
Net income	21,872	3,805	19,352	30,888	32,819
Per Common Share:
Income from continuing operations:
Basic	$0.60	$0.11	$0.36	$0.77	$0.83
Diluted	0.60	0.11	0.36	0.76	0.83
Net income:
Basic	0.60	0.11	0.54	0.87	0.93
Diluted	0.60	0.11	0.54	0.87	0.93
Dividends	0.20	0.20	0.20	0.20	0.20
Book value	7.04	6.36	6.41	7.69	7.03
Long-term debt	—	—	—	—	269
Retained earnings	201,845	187,210	190,591	238,898	215,117
Fixed assets (net)	82,902	69,988	70,124	70,911	78,368
Total assets	315,474	291,926	294,930	332,798	311,268
From continuing operations:
Return on average equity	9.0%	1.7%	5.1%	10.4%	12.4%
Pre-tax income as a percentage of sales	8.8%	0.8%	5.3%	11.4%	12.4%
Income as a percentage of sales	6.0%	1.2%	3.5%	7.6%	8.1%

        Fiscal years 2002, 2001, 2000 and 1999 include goodwill amortization of $1.0 million, $1.2 million, $1.4 million and $1.2 million, respectively. Goodwill amortization was discontinued in fiscal 2003 due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of current-carrying bus devices and independent laboratories that provide services for qualification testing and failure analysis.

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

        Intangible Assets.    The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. In assessing the recoverability of the Company's intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", on May 1, 2002 the Company ceased amortizing goodwill. In lieu of amortization, the Company is required to perform an annual impairment review.

        Income Taxes.    As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance

        Contingencies.    The Company is subject to various investigations, claims, legal and administrative proceedings, covering a wide range of matters that arise in the ordinary course of business activities. A significant amount of judgment and use of estimates is required to quantify the Company's ultimate exposure in these matters. For those matters that management can estimate a range of loss, the Company has established reserves within that range. The valuation of reserves for contingencies is reviewed on a quarterly basis to assure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While the Company believes that the current level of reserves is adequate, changes in the future could impact these determinations.

Results of Operations

        The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Year Ended April 30,
	2003	2002	2001
Income:
Net sales	100.0%	100.0%	100.0%
Other	0.3	0.6	0.7

	100.3	100.6	100.7
Costs and expenses:
Cost of products sold	79.8	84.0	83.3
Selling and administrative expenses	10.8	12.5	11.6
Impairment of assets	0.1	3.5	2.7
Amortization of intangibles	0.5	0.5	0.4

Income From Operations	9.1	0.1	2.7
Interest, net	0.3	0.4	0.5
Other, net	(0.6)	0.3	2.1

Income From Continuing Operations Before Income Taxes	8.8	0.8	5.3
Income taxes (credit)	2.8	(0.4)	1.8

Income From Continuing Operations	6.0	1.2	3.5
Discontinued operations	—	—	1.9

Net Income	6.0%	1.2%	5.4%

Fiscal Years Ended April 30, 2003 and 2002

        Net sales.    Consolidated net sales increased 13.6% to $363.1 million in fiscal 2003 from $319.7 million in fiscal 2002. Tooling sales were $22.8 million in fiscal 2003 compared with $4.0 million in fiscal 2002. Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2003 increased reported sales by $7.5 million in fiscal 2003. The effects of customer paid tooling and foreign currency translation account for 8.2% of the 13.6% net sales increase in fiscal 2003 over last year.

        Electronic segment net sales represented 90.1% of consolidated net sales in fiscal 2003 compared with 86.6% in fiscal 2002. Net sales of the Electronic segment increased 18.1% to $327.1 million in fiscal 2003 from $276.9 million in fiscal 2002. Customer paid tooling and foreign currency translation accounted for 9.0% of the 18.1% increase in net sales in fiscal 2003 over last year. Net sales to the automotive industry, which represented 84.4% of the Electronic segment net sales in fiscal 2003, up from 80.6% in fiscal 2002, increased 23.8% in fiscal 2003 compared with last year. The effects of customer paid tooling and foreign currency translation accounted for 10.3% of the 23.8% increase. Increased shipments of sensor pads for passenger occupancy detection systems by Automotive Safety Technologies were responsible for 5.2% of the 23.8% increase in the current year. The balance of the increase was due to volume gains primarily the result of new product launches and stable vehicle production schedules. Net sales for the balance of the Electronic segment for fiscal 2003 were down 5.3%, net of a 3.8% gain from foreign currency translation, for fiscal year 2003 compared to last year reflecting the continued weakness in the computer and telecommunication markets and increased competition from low cost Chinese manufacturers.

        Optical segment net sales represented 5.2% of consolidated net sales for fiscal year 2003 compared with 8.8% for fiscal year 2002. Net sales of the Optical segment in fiscal 2003 decreased 33.0% to $18.7 million from $28.0 million a year ago, which reflects a 3.5% increase in sales due to the effects of foreign currency translation. All of the Company's Optical businesses experienced sales volume declines and price erosion as a result of the continued weakness in the computer and telecommunication markets.

        Other segment net sales represented 4.7% of consolidated net sales in fiscal 2003 compared with 4.6% last year. Net sales of the Other segment, consisting of current-carrying bus devices and test laboratories, increased 16.0% to $17.2 million in fiscal 2003 from $14.8 million in fiscal 2002. New bus device programs increased shipments in 2003 by 32.5% over the prior year. This increase in net sales of bus devices was partially offset by a decline of test laboratory sales of 11.6%.

        Other income.    Other income consisted primarily of the Company's equity in the earnings of its automotive joint venture, license fees and royalties. Other income decreased in fiscal 2003 primarily because the automotive joint venture experienced an operating loss in the second quarter due to quality issues, which the Company believes have been resolved.

        Cost of products sold.    Cost of products sold, as a percentage of net sales was 79.8% in fiscal 2003 compared with 84.0% in fiscal 2002. Cost of products sold in fiscal 2002 included a $5 million charge for quality issues and a $2.5 million restructuring charge. These charges and tooling sales, which are primarily zero margin, had the effect of increasing cost of products sold, expressed as a percentage of net sales by 1.4% in fiscal 2003 and 2.6% in fiscal 2002.

        Gross margins on product sales of the Electronic segment were 22.0% in fiscal 2003 compared with 16.4% last year. The charge for quality issues and $1.9 million of restructuring charges decreased gross margins by 2.5% in fiscal 2002. Gross margins on product sales to the automotive industry improved from the prior fiscal year, as a result of productivity gains and tighter cost control measures implemented beginning in fiscal 2002. Gross margins for the balance of the Electronic segment also were improved over last year as the Company began to realize benefits from the restructuring and consolidation undertaken in the fourth quarter of fiscal 2002.

        Gross margins of the Optical segment increased to 18.9% in fiscal 2003 from 16.5% in fiscal 2002. Fiscal 2002 included a $0.6 million restructuring charge that decreased the Optical segment gross margin by 2.0%. The remaining margin improvement is the result of improved margins at the Company's fiber optic cable assembly operation in the Czech Republic where new business with the Czech military and a local utility helped boost margins.

        Gross margins of the Other segment decreased to 17.3% in fiscal 2003 from 19.6% in fiscal 2002. The margin declines were primarily the result of the sales declines at the Company's test laboratories. The increase in sales of current-carrying bus devices did not significantly improve margins because the Company chose to use aggressive pricing strategies to gain new customers and increase market share for its current-carrying bus devices.

        Selling and Administrative Expenses.    Selling and administrative expenses as a percentage of net sales were 10.8% in fiscal 2003 compared to 12.5% in fiscal 2002. In fiscal 2003, selling and administrative expenses included a $1.1 million credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003. Selling and administrative expenses in fiscal 2002 include $2.2 million of restructuring charges, primarily related to closing of this subsidiary's New Jersey facility. The restructuring charge and customer paid tooling, decreased selling and administrative expenses as a percentage of net sales by 1.0% in fiscal 2003 and increased the percentage by 0.5% in 2002. As a result of increased litigation activity in fiscal 2003, legal expense exceeded the prior year by $1.9 million.

        Impairment of Assets.    In fiscal 2003, the Company recorded a $0.3 million impairment charge for the write-off of goodwill related to its Eastern European fiber optic facility. As part of the restructuring undertaken in fiscal 2002, the Company recorded charges of $8.9 million for goodwill impairment and

$2.2 million for the write-down to estimated fair value of a manufacturing plant no longer used in the Company's manufacturing operations. In both years, fair value of impaired assets was determined based upon discounted estimated future cash flows.

        Interest, net.    Interest income, net of interest expense decreased 5.0% due to significantly lower interest rates on short-term cash investments in fiscal 2003.

        Other, net.    Other, net consists primarily of currency exchange gains and losses at the Company's foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities. Currency exchange losses were experienced by the Company's foreign subsidiaries in the first and third quarters of fiscal 2003, the result of a weak U.S. dollar.

        Income Taxes.    The effective income tax rate was 31.6% in fiscal 2003. The effective rate reflects the effect of lower tax rates on income from the Company's foreign operations. A valuation allowance of $4.7 million was established for foreign investment tax credits generated in 2003 for which the Company believes utilization is uncertain. The effective income tax rate in fiscal 2002 was impacted by a $3.7 million investment tax credit received by the Company's Maltese subsidiary, offsetting the non-deductible goodwill impairment charge and resulting in an income tax credit of $1.2 million on pre-tax income of $2.6 million.

Fiscal Years Ended April 30, 2002 and 2001

        Net Sales.    Consolidated net sales decreased 11.1% to $319.7 million in fiscal 2002 from $359.7 million in fiscal 2001. Net sales of the Electronic segment, which represented 86.6% of consolidated net sales in fiscal 2002 and 87.4% in fiscal 2001, decreased to $276.9 million in fiscal 2002 from $314.2 million in fiscal 2001. Sales to the automotive industry, which represented 80.6% and 66.5% of Electronic segment net sales in 2002 and 2001, increased by 6.6% in North America and 2.6% in Europe resulting in a worldwide increase of 5.9% in fiscal 2002. Net sales of Automotive Safety Technologies, Inc., a subsidiary acquired August 1, 2001, contributed modestly to the increase in North America. Automotive Safety Technologies, Inc. manufactures sensor pads currently used by a tier-one automotive supplier in its passenger occupant detection system. Sales to non-automotive customers in the Electronic segment declined by 47.2% in fiscal 2002, reflecting the continued weakness in the overall economy and the telecommunication and computer markets in particular.

        Net sales of the Optical segment represented 8.8% of consolidated net sales in fiscal 2002 and 7.7% of consolidated net sales in fiscal 2001. Optical segment net sales were $28.0 million in fiscal 2002 and $27.8 million in fiscal 2001. Net sales gains of 39.9% at Connectivity Technologies, a subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers, were offset by sales declines in excess of 20% at the Company's fiber optic connector and cable assembly operations. The decline in sales of fiber optic connectors and cable assemblies was primarily due to the significant downturn in the telecommunication industry.

        Net sales of the Other segment, principally current-carrying bus devices and test laboratories, declined 16.3% to $14.8 million in fiscal 2002 from $17.7 million in fiscal 2001. Net sales of current-carrying bus devices decreased 18.1% and sales of the test laboratories decreased 13.0% in fiscal 2002, primarily as a result of weakness in the overall economy and the telecommunication and computer markets in particular.

        Other Income.    Other income consisted primarily of earnings from the Company's automotive joint venture, license fees and royalties. Both earnings from the joint venture and license fees decreased in fiscal 2002.

        Cost of Products Sold.    Cost of products sold as a percentage of net sales was 84.0% in fiscal 2002 and 83.3% in fiscal 2001.

        Gross margins on product sales of the Electronic segment decreased to 16.4% in fiscal 2002 from 17.1% in fiscal 2001. In response to the extraordinarily weak economic conditions in the telecommunications and computer sectors, the Company undertook a restructuring in the fourth quarter of fiscal 2002 in an effort to better align the Company's operations with industry conditions. The restructuring includes integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company's domestic and foreign interconnect products group and closing the California and New Jersey manufacturing and distribution operations and the write-off of excess inventories and idle equipment. Cost of products sold includes restructuring charges of $1.9 million in fiscal 2002. Fiscal year 2001 included a fourth quarter special charge of $4.1 million to provide for the restructuring of two other business units in response to changes in the Company's business environment and the write-off of excess inventories and idle equipment.

        Gross margins on sales to the automotive industry improved in fiscal year 2002 as a result of productivity gains and aggressive cost control programs. Gross margins in fiscal 2001 were unusually low as the result of inefficiencies experienced due to an aggressive automotive new product launch schedule resulting in higher than anticipated operating expenses for these products. Also, start-up costs and interim operating expenses for the Company's Reynosa, Mexico plant were higher than anticipated in fiscal 2001. Gross margins for the balance of the Electronic segment fell dramatically in fiscal 2002 due to the 47.2% decline in sales volume caused by the sharp downturn in the telecommunication and computer markets.

        Gross margins of the Optical segment decreased to 16.5% in fiscal 2002 from 18.6% in fiscal 2001. The margin decline in fiscal 2002 was primarily the result of the decline in sales of fiber optic connectors and cable assemblies and related restructuring charges of $0.6 million for excess inventory at the Company's European fiber optic operations.

        Gross margins of the Other segment declined to 19.6% in fiscal 2002 from 23.5% in fiscal 2001. Margins for the Company's bus systems operation and its independent laboratories both experienced margin declines in fiscal 2002, primarily due to decreased sales volumes.

        Selling and Administrative Expenses.    Selling and administrative expenses as a percentage of net sales were 12.5% in fiscal 2002 and 11.6% in fiscal 2001. Selling and administrative expenses in fiscal 2002 include $2.2 million of restructuring charges, primarily related to the shutdown of two facilities.

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

        Interest, net.    Interest income, net of interest expense declined to $1.2 million in fiscal 2002 from $1.7 million in fiscal 2001 due to the decline in interest rates for short-term cash investments.

        Other, net.    Other non-operating income for fiscal year 2001 included $6.6 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company's founder. The balance of other non-operating income in fiscal 2002 and fiscal 2001 consists primarily of currency exchange gains at the Company's foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities.

        Income Taxes.    The effective income tax rate in fiscal 2002 was impacted by a $3.7 million investment tax credit received by the Company's Maltese subsidiary, offsetting the non-deductible goodwill impairment charge and resulting in an income tax credit of $1.2 million on pre-tax income of $2.6 million. The effective income tax rate was 33.5% in fiscal 2001. The impact of the non-deductible goodwill impairment charge recorded in fiscal 2001 was partially offset by the non-taxable life insurance proceeds received in fiscal 2001. Income taxes for both fiscal year 2002 and fiscal year 2001 reflect the effect of lower tax rates on income from foreign operations. In fiscal 2002, however, income from foreign operations was a larger component of total consolidated income than it was in fiscal 2001.

Financial Condition, Liquidity and Capital Resources

        Net cash provided by operations was $52.7 million, $40.4 million and $34.2 million in fiscal years 2003, 2002 and 2001, respectively. The increase in cash provided from operations in fiscal 2003 was primarily due to increased net income. The decrease in cash due to lower net income in fiscal 2002 was more than offset by decreased working capital requirements due to the overall business slowdown.

        Net cash used in investing activities was $35.3 million for fiscal year 2003, $28.5 million for fiscal year 2002 and $12.9 million for fiscal year 2001. Net cash used in investing activities in fiscal 2003 included the $12.0 million acquisition of Kill & Bolton Associates International, Inc. Purchases of plant and equipment increased by $6.9 million in fiscal 2003 over fiscal 2002 primarily due to the production ramp-up at AST, upgrade of molding capabilities at the Company's Carthage, Illinois manufacturing facility and expansion at the Company's Malta manufacturing operation. Net cash used in investing activities in fiscal 2002 included $12.6 million for the Company's acquisition of the automotive safety business of American Components, Inc. Additional contingent consideration will be due for this acquisition beginning in fiscal 2004 based on the attainment of certain sales targets. Net cash used in investing activities in fiscal 2001 included a $6.0 million loan to Horizon Farms, an affiliate of the Estate of William J. McGinley (see Note 11 to Consolidated Financial Statements) and was reduced by $10.1 million of life insurance proceeds received, principally from policies owned by the Company on the life of Mr. McGinley.

        Net cash used in financing activities was $6.7 million in fiscal year 2003, $5.1 million in fiscal year 2002 and $5.6 million in fiscal year 2001. The Company paid cash dividends of $7.2 million in fiscal years 2003 and 2002, and $7.1 in fiscal year 2001. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $0.5 million in fiscal 2003, $2.1 million in fiscal 2002 and $2.7 million in fiscal 2001.

        As of July 18, 2003, the Company entered into an agreement with the William J. McGinley Marital Trust No. 1, the William J. McGinley Marital Trust No. 2, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the "McGinley Family"), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will remain outstanding (the "Merger"). The Merger is subject to approval by the affirmative vote of a majority of the Company's outstanding shares, and certain other conditions. The Company expects to use approximately $25.0 million of available cash for this purchase and to complete the Merger (see Notes 11 and 16 to the Consolidated Financial Statements).

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        Certain of the Company's foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company's income before income taxes by $1.7 million and $2.0 million at April 30, 2003 and April 30, 2002, respectively. The Company also has foreign currency exposure arising from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company's net foreign investments by $7.7 million and $7.2 million at April 30, 2003 and April 30, 2002, respectively.

Item 8.    Financial Statements and Supplementary Data

        See Item 15 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding the directors of the Registrant will be included under the caption "Election of Directors" in the Registrant's proxy statement for the 2003 annual meeting, and is incorporated herein by reference. Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption "16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        Information regarding the above will be included under the caption "Executive Compensation" in the Registrant's proxy statement for the 2003 annual meeting, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding the above will be included under the caption "Security Ownership" in the Registrant's proxy statement for the 2003 annual meeting, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding the above will be included under the caption "Election of Directors" in the Registrant's proxy statement for the 2003 annual meeting, and is incorporated herein by reference.

Item 14.    Controls and Procedures

        a)    Evaluation of disclosure controls and procedures.    The Company's principal executive officer, principal operating officer and principal financial officer, after evaluating the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers by others within those entities as appropriate to allow timely decisions regarding required disclosure in the Company' periodic SEC filings.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1) (2) List of Financial Statements and Financial Statement Schedules

        The response to this portion of Item 15 is included in this report under the caption "List of Financial Statements and Financial Statement Schedules" which is incorporated herein by reference.

(a)    (3) List of Exhibits Required by Item 601 of Regulation S-K

        See "Exhibit Index" immediately following the financial statement schedules.

(b)    Reports on Form 8-K

        The Company filed a report on Form 8-K on April 7, 2003 reporting that the Company received a favorable supplemental private letter ruling from the Internal Revenue Service in connection with its proposed tender offer to purchase all of the outstanding shares of its Class B common stock. On March 18, 2003, the Company filed a report on Form 8-K reporting that it had signed a memorandum of understanding with the plaintiff of the previously announced Class A shareholder lawsuit relating to the proposed tender offer by Methode to purchase all of the outstanding shares of its Class B common stock at a price of $20.00 per share, as provided for in an Agreement dated August 19, 2002 and amended December 26, 2002 between Methode, certain members of the McGinley family and certain of their affiliates.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC. (Registrant)
	By:	/s/ DOUGLAS A. KOMAN Douglas A. Koman Vice President, Corporate Finance (Principal Financial Officer)
Dated: July 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. JENSEN William T. Jensen	Chairman of the Board & Director (Principal Executive Officer)	July 25, 2003
/s/ DONALD W. DUDA Donald W. Duda	President & Director	July 25, 2003
/s/ JAMES W. MCGINLEY James W. McGinley	Director	July 25, 2003
/s/ ROBERT R. MCGINLEY Robert R. McGinley	Director	July 25, 2003
/s/ WARREN L. BATTS Warren L. Batts	Director	July 25, 2003
/s/ WILLIAM C. CROFT William C. Croft	Director	July 25, 2003
/s/ ROY M. VAN CLEAVE Roy M. Van Cleave	Director	July 25, 2003
/s/ GEORGE C. WRIGHT George C. Wright	Director	July 25, 2003
/s/ ROBERT J. KUEHNAU Robert J. Kuehnau	Vice President, Controller and Treasurer (Principal Accounting Officer)	July 25, 2003

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 15(a) (1) and (2)

(1)    Financial Statements

        The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

        Consolidated Balance Sheets—April 30, 2003 and 2002.

        Consolidated Statements of Income—Years Ended April 30, 2003, 2002 and 2001.

        Consolidated Statements of Shareholders' Equity—Years Ended April 30, 2003, 2002 and 2001.

        Consolidated Statements of Cash Flows—Years Ended April 30, 2003, 2002 and 2001.

        Notes to Consolidated Financial Statements.

(2)    Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Methode Electronics, Inc.

        We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the financial statements, effective May 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No 142.

/s/ ERNST & YOUNG LLP
Chicago, Illinois June 20, 2003, except as to Note 16, as to which the date is July 21, 2003

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,261	$49,902
Accounts receivable, less allowance (2003 — $3,442; 2002 — $4,290)	58,246	64,061
Inventories:
Finished products	6,895	6,870
Work in process	17,845	19,902
Materials	7,196	10,188

	31,936	36,960
Deferred income taxes	7,887	7,590
Prepaid expenses	4,965	6,904
Other current assets	7,868	—

TOTAL CURRENT ASSETS	175,163	165,417
PROPERTY, PLANT AND EQUIPMENT
Land	3,430	2,342
Buildings and building improvements	41,874	40,341
Machinery and equipment	184,282	159,255

	229,586	201,938
Less allowances for depreciation	146,684	131,950

	82,902	69,988
OTHER ASSETS
Goodwill, less accumulated amortization (2003 — $3,849; 2002 — $3,954)	18,077	18,200
Other intangibles, less accumulated amortization (2003 — $2,891; 2002 — $1,132)	25,458	15,013
Cash surrender value of life insurance	7,868	8,768
Deferred income taxes	2,949	3,776
Other	3,057	10,764

	57,409	56,521

	$315,474	$291,926

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,515	$27,344
Salaries, wages and payroll taxes	10,157	9,427
Other accrued expenses	12,162	13,296
Income taxes	2,482	129

TOTAL CURRENT LIABILITIES	49,316	50,196
OTHER LIABILITIES	6,345	6,743
DEFERRED COMPENSATION	4,808	5,148
SHAREHOLDERS' EQUITY (Note 5)
Common Stock, Class A	17,767	17,727
Common Stock, Class B	549	550
Additional paid-in capital	36,584	36,102
Retained earnings	201,845	187,210
Accumulated other comprehensive income (loss)	1,795	(8,215)

	258,540	233,374
Less cost of shares in treasury	3,535	3,535

	255,005	229,839

	$315,474	$291,926

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended April 30,
	2003	2002	2001
INCOME
Net sales (Note 12)	$363,057	$319,660	$359,710
Other	1,022	1,937	2,430

	364,079	321,597	362,140
Costs and expenses:
Cost of products sold	289,683	268,607	299,739
Selling and administrative expenses	39,086	39,965	41,652
Impairment of assets (Note 2)	483	11,054	9,695
Amortization of intangibles	1,759	1,717	1,293

	331,011	321,343	352,379

INCOME FROM OPERATIONS	33,068	254	9,761
Interest income, net	1,164	1,225	1,680
Other, net	(2,275)	1,126	7,763

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31,957	2,605	19,204
Income taxes (credit) (Note 7)	10,085	(1,200)	6,440

INCOME FROM CONTINUING OPERATIONS	21,872	3,805	12,764
Discontinued operations (Note 3):
Income from discontinued operations, less applicable income taxes of $2,973	—	—	7,846
Costs associated with spin-off	—	—	(1,258)

NET INCOME	$21,872	$3,805	$19,352

Amounts per Common Share (Note 8):
Basic and diluted income from continuing operations	$0.60	$0.11	$0.36
Basic and diluted net income	$0.60	$0.11	$0.54

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended April 30, 2003, 2002 and 2001
(Dollar amounts in thousands, except share data)

	Common Stock Class A	Common Stock Class B	Stock Awards	Additional Paid-in Capital	Retained Earnings	Cumulative Foreign Currency Translation Adjustments	Treasury Stock	Total Shareholders' Equity	Comprehensive Income
Balance at April 30, 2000	$17,452	$562	$(993)	$27,984	$238,898	$(6,536)	$(3,535)	$273,832
Stock award forfeiture of 5,575 of Common Stock, Class A	(3)		82	(79)				—
Earned portion of stock awards			797					797
Exercise of options for 159,138 shares of Common Stock, Class A	80			2,620				2,700
Tax effect of stock awards and stock options				2,795				2,795
Conversion of 17,777 shares of Common Stock, Class B to 17,777 shares of Common Stock, Class A	9	(9)						—
Foreign currency translation adjustments						(2,487)		(2,487)	$(2,487)
Net income for the year					19,352			19,352	19,352

									$16,865

Distribution of Stratos Lightwave, Inc. (Note 3)					(60,518)			(60,518)
Cash dividends on Common Stock — $0.20 per share					(7,141)			(7,141)

Balance at April 30, 2001	17,538	553	(114)	33,320	190,591	(9,023)	(3,535)	229,330
Earned portion of stock awards			114					114
Exercise of options for 372,336 shares of Common Stock, Class A	186			1,907				2,093
Tax effect of stock awards and stock options				875				875
Conversion of 6,236 shares of Common Stock, Class B to 6,236 shares of Common Stock, Class A	3	(3)						—
Foreign currency translation adjustments						808		808	$808
Net income for the year					3,805			3,805	3,805

									$4,613

Cash dividends on Common Stock — $0.20 per share					(7,186)			(7,186)

Balance at April 30, 2002	17,727	550	—	36,102	187,210	(8,215)	(3,535)	229,839
Exercise of options for 77,083 shares of Common Stock, Class A	39			482				521
Conversion of 1,213 shares of Common Stock, Class B to 1,213 shares of Common Stock, Class A	1	(1)						—
Foreign currency translation adjustments						10,010		10,010	$10,010
Net income for the year					21,872			21,872	21,872

									$31,882

Cash dividends on Common Stock — $0.20 per share					(7,237)			(7,237)

Balance at April 30, 2003	$17,767	$549	$—	$36,584	$201,845	$1,795	$(3,535)	$255,005

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30,
	2003	2002	2001
OPERATING ACTIVITIES
Income from continuing operations	$21,872	$3,805	$12,764
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Provision for depreciation and amortization	16,621	16,149	15,905
Provision for losses on accounts receivable	518	1,181	1,397
Provision for impairment of assets	483	11,055	9,695
Income from life insurance proceeds	—	—	(6,752)
Deferred income taxes	504	(5,300)	(794)
Amortization of stock awards	—	114	797
Provision for loss on idle equipment	—	646	639
Changes in operating assets and liabilities:
Accounts receivable	7,841	498	465
Inventories	5,789	13,481	(3,053)
Prepaid expenses	1,971	2,931	(5,418)
Accounts payable and accrued expenses	(2,869)	(4,170)	8,551

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,730	40,390	34,196
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23,171)	(16,304)	(15,578)
Acquisitions of businesses (Note 4)	(12,455)	(13,008)	—
Sale of subsidiary	687	—	—
Increase in cash value of life insurance policies	(298)	(1,231)	(1,169)
Proceeds from life insurance policies	—	—	10,051
Loan to related party (Note 11)	—	—	(6,000)
Other	(68)	2,061	(237)

NET CASH USED IN INVESTING ACTIVITIES	(35,305)	(28,482)	(12,933)
FINANCING ACTIVITIES
Repayments on lines of credit and long-term borrowings	—	—	(1,165)
Proceeds from exercise of stock options	521	2,093	2,700
Cash dividends	(7,237)	(7,186)	(7,141)

NET CASH USED IN FINANCING ACTIVITIES	(6,716)	(5,093)	(5,606)
Effect of foreign currency exchange rate changes on cash	3,650	299	(791)
Net cash used in discontinued operations	—	—	(968)

INCREASE IN CASH AND CASH EQUIVALENTS	14,359	7,114	13,898
Cash and cash equivalents at beginning of year	49,902	42,788	28,890

CASH AND CASH EQUIVALENTS AT END OF YEAR	$64,261	$49,902	$42,788

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
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

        Accounts Receivable and Allowance for Doubtful Accounts.    The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for uncollectible amounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

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

        Revenue Recognition.    Revenue from product sales, net of trade discounts and allowances, is recognized when title passes which is generally upon shipment. The Company does not have any additional obligations or customer acceptance provisions after shipment. Revenue from customer tooling sales is recognized when the tooling is complete and accepted by the customer. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2003, 2002 and 2001.

        Shipping and Handling Fees and Costs.    Shipping and handling fees billed to customers are included in net sales and the related costs are included in cost of products sold.

        Foreign Currency Translation.    The functional currencies of the majority of the Company's foreign subsidiaries are the local currencies. Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments from the translation process are classified as a component of shareholder's equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Statements of Consolidated Income in Other, net. In fiscal 2003, 2002 and 2001 the Company had foreign exchange gains (losses) of $(2,713), $792 and $1,055, respectively.

        Long-lived assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. In the event that the undiscounted cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the asset's carrying amount over its fair value is recorded.

        Goodwill and Intangibles.    Costs assigned to the fair value of intangible assets acquired with finite lives are being amortized over periods ranging from 5 to 18 years, generally on a straight-line basis. The fair value of certain intangible assets is being amortized over projected revenues used to initially value such intangible assets. Goodwill represents the excess of purchase price over the estimated fair value of net assets of acquired companies.

        As of May 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This statement changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test.

        The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company completed the required impairment tests of goodwill and indefinite lived intangible assets in fiscal 2003 and the results of the impairment tests did not have a material effect on the Company's financial statements.

        Comparative information for the prior periods as if goodwill had not been amortized in that period is as follows:

	2002	2001
Reported income from continuing operations	$3,805	$12,764
Add back goodwill amortization	950	1,191

Adjusted income from continuing operations	$4,755	$13,955

Basic and diluted earnings per share:
Reported income from continuing operations	$0.11	$0.36
Goodwill amortization	0.02	0.03

Adjusted income from continuing operations	$0.13	$0.39

        Research and Development Costs.    Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 2003, 2002 and 2001 amounted to $19,115, $20,300 and $20,500, respectively.

        Stock-based Compensation.    See Note 5, Shareholders' Equity for a description of the Company's stock-based compensation plans. Effective April 30, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost related to stock options granted has been recognized in the Company's Consolidated

Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock option plans as of April 30:

	Year Ended April 30,
	2003	2002	2001
Income from continuing operations:
As reported	$21,872	$3,805	$12,764
Add stock based compensation expense included in earnings	—	114	797
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(1,536)	(2,853)	(6,501)

Pro forma	$20,336	$1,066	$7,060

Basic and diluted earnings per share from continuing operations:
As reported	$0.60	$0.11	$0.36
Pro forma	0.56	0.03	0.20

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders' Equity.

        Reclassification.    Certain amounts in fiscal 2002 and 2001 have been reclassified to conform to the classification in fiscal 2003.

Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement was effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's financial statements.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 will have on the financial statements.

2.    Restructuring and Impairment of Assets

        In the fourth quarter of fiscal 2002, in response to the weak economic conditions in the telecommunications and computer sectors, the Company adopted a restructuring plan in an effort to better align the Company's operations with industry conditions. The restructuring included integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company's domestic and foreign interconnect products group and closing the California and New Jersey manufacturing and distribution operations. The Company recorded restructuring charges of $15,753, including $8,901 of goodwill impairment and a $2,153 write-down of a manufacturing plant no longer used in the Company's manufacturing operations to fair value based upon estimated future cash flows. The balance of the restructuring charges included inventory write-offs of $1,360, lease obligations of $1,330, equipment and other asset write-offs of $1,321, involuntary severance of $502 and other shutdown expenses of $186. The restructuring anticipated the termination of 92 employees, all of whom have been terminated prior to April 30, 2003. The restructuring charges are classified in the Consolidated Statements of Income for fiscal 2002 as impairment of assets ($11,054), cost of products sold ($2,539), and selling and administrative expenses ($2,160). As a result of the sale of Adam Technologies, Inc. in the fourth quarter of 2003, related restructuring reserves for lease obligations of $721 were no longer necessary and were credited against selling and administrative expenses. Accrued expenses related to this restructuring remaining in other accrued expenses on the Consolidated Balance Sheets were:

	Involuntary Severance	Lease and Other	Total
	(in thousands)
Balance April 30, 2001	$—	$—	$—
Provision	502	1,516	2,018
Payments made	(327)	(99)	(426)

Balance April 30, 2002	175	1,417	1,592
Payments made	(170)	(429)	(599)
Reversal	(5)	(721)	(726)

Balance April 30, 2003	$—	$267	$267

        The balance remaining in accrued expenses at April 30, 2003 primarily relates to lease obligations that run through July 31, 2004.

        In the fourth quarter of fiscal 2001 the Company recorded a charge to cost of products sold of $4,092 to provide for the restructuring of two business units in response to changes in the Company's business environment and the write-off of excess inventories and idle equipment. The Company also recorded a $9,695 goodwill impairment charge during the fourth quarter of fiscal 2001, representing the write-down to estimated fair value of the Company's fiscal 1997 investment in Magna-lastic

Devices, Inc. Magna-lastic Devices, Inc. owns certain torque sensing technologies that have not yet proven to be commercially feasible. The estimated fair value of the impaired asset was determined by comparing the present value of the expected future cash flows from existing licenses for the technology to the Company's carrying value of the investment.

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

        After the initial public offering, the Company owned 84.3% of Stratos' common stock outstanding. Effective as of the close of business on April 28, 2001 ("the distribution date"), Methode distributed all of its remaining interest in Stratos through a stock dividend to Methode stockholders of record as of the close of business on April 5, 2001. This distribution was made in the amount of 1.5113 shares of Stratos common stock for each outstanding share of Methode Class A and Class B common stock. Methode's consolidated financial statements for fiscal year 2001 present Stratos as discontinued operations through the spin-off date in accordance with APB Opinion No. 30. Net sales for Stratos were $126,902 in fiscal year 2001.

4.    Acquisitions and Intangible Assets

        On January 31, 2003, the Company purchased the business assets of its exclusive automotive sales representative, Kill & Bolton Associates International, Inc. (KBA), for $12,036 in cash, including costs of acquisition, and $723 forgiveness of debt. The acquisition of KBA will help the Company better manage program launches from product design through production and eventually lower the cost of this customer relationship function. The purchase price was determined based upon the projected cost savings that would be attained by bringing this function in-house. The tangible assets acquired had a fair value of approximately $596. The fair values assigned to intangible assets acquired were $12,063 for customer relationships and contacts and $100 for covenants not to compete. The intangible assets acquired are being amortized over a period of 5 years. The accounts and transactions of the acquired business have been included in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for 2003 and 2002, assuming the purchase occurred at May 1, 2001, would not differ materially from reported amounts.

        On August 1, 2001 the Company purchased for $12,608 in cash, including costs of acquisition, the automotive safety business of American Components, Inc. Additional contingent consideration will be due beginning in fiscal 2004 based on the attainment of certain sales targets, up to a maximum additional consideration of $11,500. Future contingent payments in excess of the separately identified intangible assets will be recorded as goodwill. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detection system. Also included in this purchase was patented intellectual property for a rollover airbag curtain that the Company intends to further develop. The tangible assets acquired had a fair value of approximately $615. The fair values assigned to intangible assets acquired were $6,930 for a customer supply agreement, $5,540 for patents and $2,000 for covenants not to compete and are being amortized over 10 years, 18 years and 5 years, respectively. In accordance with SFAS No. 141, the excess of fair value over the cash purchase price was recorded as a liability at the date of acquisition. The accounts and transactions of the acquired business have been included in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for fiscal 2002 assuming the purchase occurred at the beginning of the period would not differ materially from reported amount.

        The following tables present details of the Company's total intangible assets (in thousands):

	April 30, 2003
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$18,993	$996	$17,997
Patents	7,255	1,156	6,099
Covenants not to compete	2,100	738	1,362

Total	$28,348	$2,890	$25,458

	April 30, 2002
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$6,930	$79	$6,851
Patents	7,215	720	6,495
Covenants not to compete	2,000	333	1,667

Total	$16,145	$1,132	$15,013

        The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2004	$3,849
2005	4,123
2006	4,155
2007	3,920
2008	3,155

5.    Shareholders' Equity

        Preferred Stock.    The Company has 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

        Common Stock.    Common Stock, Class A, is entitled to dividends at least equivalent to those paid on the shares of Common Stock, Class B. The Common Stock, Class A, has more limited voting rights than the Common Stock, Class B. Generally the holders of Common Stock, Class A, are entitled to elect 25% of the Company's Board of Directors and are entitled to one-tenth of one vote per share respecting other matters. Holders of Common Stock, Class B, are entitled to one vote per share. Each share of Common Stock, Class B, is convertible into one share of Common Stock, Class A, at the option of the holder. At April 30, 2003, 4,716,319 shares of Common Stock, Class A, are reserved for future issuance in connection with the conversion of shares of Common Stock, Class B, and the Company's stock award and stock option plans.

        Common Stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	April 30, 2003 Common Stock		April 30, 2002 Common Stock
	Class A	Class B	Class A	Class B
Authorized	100,000,000	5,000,000	100,000,000	5,000,000
Issued	35,533,049	1,099,505	35,454,033	1,100,718
In Treasury	419,745	12,200	419,745	12,200

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

        The Rights, which are not detachable, will trade automatically with the Common Shares and will not be exercisable until it is announced that a person or group has become an "acquiring person" by acquiring 15% or more of the Common Shares, or a person or group commences a tender offer that will result in such person or group owning 15% or more of the Common Shares. Thereafter, separate right certificates will be distributed, and each right will entitle its holder to purchase for the exercise price, a fraction of a share of the Company's Series A Junior Participating Preferred Stock having economic and voting terms similar to one share of Class A Common Stock.

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

        Stock Awards.    The Company has an Incentive Stock Award Plan (Incentive Plan) which permits the issuance of up to 3,000,000 shares of Common Stock, Class A, to certain officers and key employees of the Company, of which 2,589,413 shares have been awarded through April 30, 2003. Pursuant to the terms of the Incentive Plan, the granted stock does not vest until two years after the award date. If for any reason other than retirement, disability or death an employee terminates service before the two-year period, the stock will not vest and will be made available for future grants.

        The Company also has an Incentive Stock Award Plan for Non-employee Directors that permits the issuance of up to 120,000 shares of Common Stock, Class A, to non-employee directors, of which 111,000 shares have been awarded at April 30, 2003. Shares awarded pursuant to this plan have no vesting restrictions.

        There were no incentive stock awards granted under either plan related to the performance for fiscal years 2003, 2002 and 2001.

        Stock Options.    In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan, and in fiscal 2001 the Company adopted the Methode Electronics 2000 Stock Plan ("Plans"). The Plans award stock options to directors and key employees. As of April 30, 2003, there were no shares available for grant under the 1997 Plan and 695,741 available under the 2000 Plan. Stock options granted under the 1997 Plan vest over a period of two weeks to twenty-seven months after the date of the grant and have a term of ten years. Stock options granted under the 2000 Plan through April 30, 2003 vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years.

        The decrease in the intrinsic value of Methode's stock options attributable to the distribution of Stratos shares on April 28, 2001 was restored in accordance with the methodology set forth in the FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation—An

Interpretation of APB Opinion No. 25". Accordingly, after the distribution of Stratos, the number of Methode options outstanding was increased and the exercise prices were correspondingly decreased to reflect the decline in intrinsic value on the distribution date. Unvested Methode options held by Stratos employees were forfeited as of the distribution of Stratos, pursuant to terms of the 1997 Stock Plan.

        The following table summarizes the transactions pursuant to the 1997 and 2000 Stock Plans:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
April 30, 2000	611,463	20.49	200,131	$15.34
Granted	447,350	38.75
Exercised	(159,138)	16.97
Cancelled	(94,344)	30.65
Adjustment to options to compensate for loss in intrinsic value due to Stratos distribution	1,563,675

April 30, 2001	2,369,006	10.22	1,005,055	$8.27
Granted	615,600	7.03
Exercised	(372,336)	5.62
Cancelled	(608,746)	13.39

April 30, 2002	2,003,524	9.13	1,113,293	$9.11
Granted	641,456	10.44
Exercised	(77,803)	6.66
Cancelled	(141,157)	9.09

April 30, 2003	2,426,020	9.56	1,533,374	$9.63

Options Outstanding at April 30, 2003				Exercisable Options at April 30, 2003
Range of Exercise Prices	Shares	Avg. Remaining Life (Years)	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
$5.12 - $8.91	1,118,834	6.9	$6.88	829,888	$6.75
$9.03 - $12.88	1,249,828	8.1	11.63	646,128	12.71
$13.11 - $17.66	57,358	6.9	16.55	57,358	16.55

	2,426,020	7.5	9.56	1,533,374	9.63

        The weighted average estimated fair value of options granted during fiscal 2003, 2002 and 2001 was $5.12, $3.36 and $25.16. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk free interest rate	4.5%	4.9%	6.0%
Expected option life in years	6.0	6.0	6.0
Expected volatility	57.2%	60.7%	70.0%
Dividend yield	1.9%	2.9%	0.6%

6.    Employee 401(k) Savings Plan

        The Company has an Employee 401(k) Savings Plan covering substantially all U.S. employees to which the Company makes contributions equal to 3% of eligible compensation. The Company contribution to the Employee 401(k) Savings Plan was $2,048, $1,809 and $1,844 in fiscal 2003, 2002 and 2001, respectively.

7.    Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at April 30 were as follows:

	2003	2002
Deferred tax liabilities—
Accelerated tax depreciation	$3,072	$3,750
Deferred tax assets:
Deferred compensation and Stock awards	1,681	2,014
Inventory valuation differences	1,711	1,832
Property valuation differences	1,591	1,591
Environmental reserves	958	1,318
Goodwill impairment	7,202	7,345
Bad debt reserves	1,103	1,451
Vacation accruals	1,368	1,222
Restructuring accruals	178	734
Foreign investment tax credit	8,031	3,300
Other accruals	2,018	1,654

	25,841	22,461
Less valuation allowance	11,933	7,345

Total deferred tax assets	13,908	15,116

Net deferred tax assets	$10,836	$11,366

Net current deferred tax assets	$7,887	$7,590
Net non-current deferred tax assets	2,949	3,776

	$10,836	$11,366

        The valuation allowance is associated with the deferred tax assets for the basis differences between book and tax that result from the impairment of goodwill that is not deductible until the investment is liquidated.    Additionally, in fiscal 2003, a valuation allowance was established for foreign investment tax credits generated in 2003 for which the Company believes utilization is uncertain.

        Income taxes (credit) on income from continuing operations consisted of the following:

	2003	2002	2001
Current
Federal	$6,696	$3,106	$5,732
Foreign	177	300	1,035
State	2,708	694	467

	9,581	4,100	7,234
Deferred (credit)	504	(5,300)	(794)

	$10,085	$(1,200)	$6,440

        A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate (35% in 2003 and 2001; 34% in 2002) to pre-tax earnings from continuing operations is as follows:

	2003	2002	2001
Income tax at statutory rate	$11,185	$886	$6,721
Effect of:
State income taxes	1,849	322	532
Foreign operations with lower statutory rates	(2,312)	(1,476)	(2,654)
Foreign investment tax credit	(4,731)	(3,700)	—
Valuation allowance	4,852	3,026	3,393
Non-deductible goodwill amortization	—	324	417
Non-taxable life insurance proceeds	—	—	(2,384)
Other—net	(758)	(582)	415

Income tax provision (credit)	$10,085	$(1,200)	$6,440

        The Company paid income taxes of approximately $5,235 in 2003, $2,792 in 2002, and $8,275 in 2001. No provision has been made for income taxes of approximately $25,327 at April 30, 2003 which would be payable should undistributed net income of $63,318 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

8.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
Numerator:
Income from continuing operations	$21,872	$3,805	$12,764
Income from discontinued operations	—	—	6,588

Net income	$21,872	$3,805	$19,352

Denominator:
Denominator for basic earnings per share-weighted-average shares	36,170	35,897	35,605
Dilutive potential common shares—employee stock awards/options	226	203	191

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,396	36,100	35,796

Basic and diluted income from continuing operations	$0.60	$0.11	$0.36

Basic and diluted net income	$0.60	$0.11	$0.54

        Options to purchase 1,295,436, 742,560 and 1,765,873 shares of common stock were outstanding at April 30, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

9.    Environmental Matters

        The Company is involved in environmental investigation and/or remediation at certain of its former plant sites. The Company is not yet able to determine when such remediation activity will be complete.

        At April 30, 2003 and 2002, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of $3,024 and $3,485, respectively, of which $525 and $535, respectively, is classified in other accrued expenses, the remainder is included in other liabilities. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

        In 2003, the Company spent $760 on remediation cleanups and related studies compared with $518 in 2002 and $710 in 2001. The costs associated with environmental matters as they relate to day-to-day activities were not material.

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

        On September 13, 2002, a holder of 100 shares of Class A Common Shares filed a class action against the Company and certain of its directors on behalf of all holders of its Class A Common Shares and derivatively on behalf of the Company. Plaintiff alleged in the Complaint that the Company's directors breached their fiduciary duties of disclosure, care and loyalty by approving the Agreement between the Company and the Trusts and the McGinley family members pursuant to which the Company agreed, among other things, to make a tender offer for the repurchase of all its Class B Common Shares at a price of $20 per share. Plaintiff further alleged in the Complaint that the Company's Board approved the tender offer for the repurchase of its Class B Common Shares, caused the Company to enter into certain employment agreements with its chairman of the board and certain of its officers and failed to disclose and misrepresented certain information in connection with its 2002 proxy statement, as part of a scheme to entrench the incumbent Board and management. Additionally, Plaintiff alleged in the Complaint that the Company's directors, by approving the repurchase of the Class B Common Shares, diverted a corporate opportunity to receive a control premium away from the Company and the Class A stockholders. Plaintiff sought, among other things, to enjoin the repurchase of the Class B Common Shares, as well as other equitable relief.

        On March 17, 2003, the parties in this litigation entered into a memorandum of understanding providing for the settlement of this litigation. Pursuant to the terms of the memorandum of understanding, the Company agreed, among other things, that: (i) it would only proceed with the Offer if it is approved by the affirmative vote of a majority of the Class A Common Shares present or represented by proxy at the special meeting (excluding shares held by the Trusts and the McGinley family members) and (ii) it would declare a special dividend of $0.04 per Class A Common Share within 60 days following consummation of the Offer. If the Offer is not consummated, this special dividend will not be declared or paid. The memorandum of understanding also provides for the dismissal of the Action with prejudice and release of all related claims against the Company and the director defendants. The settlement as provided for in the memorandum of understanding was contingent upon, among other things, approval by the court.

11.    Related Party Transactions

        The Company's cost of sales includes purchases of product from Stratos of $801 in 2003, $2,752 in 2002 and $3,684 in 2001.

        For purposes of governing certain of the ongoing relationships between the Company and Stratos at and after the separation and to provide for an orderly transition, the Company and Stratos entered into various agreements to provide services such as centralized advertising, legal, accounting, employee benefits, real estate, insurance, information technology, treasury and other corporate and infrastructure services. The agreements govern individual transitional services as requested by Stratos or the Company, of the other party. Such services were to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement was one year (with provision for extension) unless earlier terminated. The Company paid a net $28 in fiscal 2003 and received net reimbursements of $64 in fiscal 2002 and $436 in fiscal 2001 under its transitional service agreements with Stratos. In accordance with a tax sharing agreement, Stratos was included in the Company's fiscal 2001 consolidated tax return.

        James W. McGinley, and Robert R. McGinley, each directors of the Company, together with their sister, Margaret J. McGinley, are special fiduciaries of the William J. McGinley Marital Trust No. 1 ("Trust No. 1") and the William J. McGinley Marital Trust No. 2 ("Trust No. 2", and together with Trust No. 1, the "Marital Trusts"). The Marital Trusts hold approximately 80.6% of the Company's outstanding Class B Common Stock. Trust No. 2 also owns Horizon Farms, Inc., an Illinois corporation ("Horizon"), of which Messrs. J. McGinley and R. McGinley are officers and directors. In April 2001, the Company loaned $6,000 to Horizon. The note receivable is due on June 30, 2003, bears interest at a rate of 5.25% per annum and is secured by a mortgage lien on certain real property owned by Horizon pursuant to a Mortgage and Security Agreement. The note receivable and related accrued interest are included in other current assets on the Company's balance sheet at April 30, 2003 and in other assets at April 30, 2002. Other non-operating income for fiscal year 2001 included $6.6 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company's founder. The Company is also party to a Split-Dollar Insurance Agreement dated August 9, 1996, with the William J. McGinley and Jane R. McGinley Irrevocable Trust (the "Irrevocable Trust"). James W. McGinley, and Robert R. McGinley, each directors of the Company, together with their sister, Margaret J. McGinley, and other McGinley family members are beneficiaries of the Irrevocable Trust. Pursuant to the Split-Dollar Insurance Agreement, the Company agreed to pay premiums on last survivor life insurance policies owned by the Irrevocable Trust on the lives of William J. and Jane R. McGinley. The Company has collateral assignments on the policies that entitle it to receive reimbursement at the greater of the cumulative premiums paid or the cash surrender value of the policies. At April 30, 2003, a receivable of $1,198 related to these policies is included in other current assets in the consolidated financial statements.

        The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley to commence a tender offer to purchase all of the outstanding Class B Common Shares at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

        Pursuant to the amended agreement, the Company's obligation to commence the tender offer was subject to the prior approval of the offer by a majority of the Class A shareholders present at a special meeting (excluding Class A Common Shares held by the Trusts and the McGinley family members). The Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley agreed to tender their shares within 10 business days of commencement and not to withdraw, on the condition that less than 100,000 Class B Common Shares are outstanding after the Offer. Under the agreement, the Trusts, the Jane R. McGinley Trust, James McGinley, and Robert McGinley were obligated to tender all of their Class B Common Shares in the offer. This represents an aggregate of

931,759 Class B Common Shares, or 85.7% of the outstanding Class B Common Shares. The agreement provided that either the Company or the Trusts could terminate the agreement if the tender offer is not completed on or prior to May 31, 2003 provided that the party purporting to terminate was not the cause of the failure to be completed by such time. (See Note 16. Subsequent Events)

12.    Material Customers

        Sales to two automotive customers approximated 61%, 57% and 52% of net sales in the years ended April 30, 2003, 2002 and 2001, respectively. At April 30, 2003 and 2002, accounts receivable from customers in the automotive industry were approximately $46,459 and $48,699, which included $10,792 and $9,839 at the Company's Maltese subsidiary.

        Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers generally have been within management's expectation.

13.    Line of Credit

        In December 2002, the Company executed an agreement with its primary bank to establish a committed $30,000 revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. This facility, which expires in December 2005, bears interest to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the bank's prime rate. The facility also includes a facility fee of 0.35% of the unused balance. The facility requires the Company to maintain a minimum consolidated net worth equal to $197,000 plus 50% of quarterly net income after April 30, 2003, with no deduction for a net loss in any quarter ($207,936 at April 30, 2003), and maintain consolidated fixed charge coverage, as defined, of not less than 1.50:1.00.

14.    Segment Information

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

        The Company reports three business segments: Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. Electronic segment net sales included customer tooling sales of $22,815, $3,994 and $9,514 in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, the results of the Electronic segment include a $1,061 credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003. In fiscal 2002, the results of the Electronic segment include $12,987 of the restructuring charge described in Note 2. In fiscal 2001, the results of the Electronic segment include the $9,695 goodwill impairment charge and the $4,092 restructuring charge described in Note 2.

        The business units whose results are identified in the Optical segment principally employ light to control and convey signals. In fiscal 2002, the results of the Optical segment include $2,418 of the restructuring charge described in Note 2. As described in Note 3, the Company transferred the majority of this business to a subsidiary that it distributed to its shareholders in a tax-free distribution effective as of the close of business April 28, 2001. The following information for fiscal year 2001 excludes the operations of Stratos as a discontinued operation.

        The Company's business unit that manufactures bus systems as well as its independent laboratories, which provide services for qualification testing and certification of electronic and optical components, are included in the Other segment.

        The accounting policies of the technology segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

        The table below presents information about the Company's reportable segments:

	Fiscal Year 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$327,140	$18,731	$17,186	$—	$363,057
Transfers between technology segments			286	(286)	—

Total net sales	$327,140	$18,731	$17,472	$(286)	$363,057

Income (loss) before income taxes	$41,300	$(800)	$958		$41,458

Corporate expenses, net					(9,501)

Total income before income taxes					$31,957

Depreciation and amortization	$14,261	$601	$912		$15,774

Corporate depreciation and amortization					847

Total depreciation and amortization					$16,621

Identifiable assets	$228,962	$16,146	$12,564		$257,672

General corporate assets					57,802

Total assets					$315,474

	Fiscal Year 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$276,880	$27,957	$14,823	$—	$319,660
Transfers between technology segments			90	(90)	—

Total net sales	$276,880	$27,957	$14,913	$(90)	$319,660

Income (loss) before income taxes	$12,888	$(929)	$983		$12,942

Corporate expenses, net					(10,337)

Total income before income taxes					$2,605

Depreciation and amortization	$13,890	$538	$917		$15,345

Corporate depreciation and amortization					804

Total depreciation and amortization					$16,149

Identifiable assets	$210,849	$15,986	$11,685		$238,520

General corporate assets					53,406

Total assets					$291,926

	Fiscal Year 2001
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$314,249	$27,759	$17,702	$—	$359,710
Transfers between technology segments			154	(154)	—

Total net sales	$314,249	$27,759	$17,856	$(154)	$359,710

Income before income taxes	$19,267	$2,802	$1,947		$24,016

Corporate expenses, net					(4,812)

Total income before income taxes					$19,204

Depreciation and amortization	$13,601	$448	$957		$15,006

Corporate depreciation and amortization amortization amortization amortization					899

Total depreciation and amortization					$15,905

Identifiable assets	$209,595	$16,609	$14,467		$240,671

General corporate assets					54,259

Total assets					$294,930

        Information about the Company's continuing operations in different geographic regions is as follows:

	2003	2002	2001
Net Sales:
United States	$285,344	$248,079	$269,182
Asia Pacific	15,374	10,059	15,786
Malta	40,379	31,026	31,374
Europe, excluding Malta	21,960	30,496	43,368

	$363,057	$319,660	$359,710

Income (loss) from continuing operations before income taxes:
United States	$23,740	$(2,499)	$9,215
Asia Pacific	2,174	72	(150)
Europe	4,880	3,807	8,459
Income & expenses not allocated	1,163	1,225	1,680

	$31,957	$2,605	$19,204

Long-Lived Assets:
United States	$65,792	$53,857	$55,873
Mexico	6,832	2,978	763
Asia Pacific	6,651	6,847	7,114
Malta	39,254	33,105	28,596
Europe, excluding Malta	7,908	6,414	6,842

	$126,437	$103,201	$99,188

15.    Summary of Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2003.

	Fiscal Year 2003 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$80,041	$96,823	$92,061	$94,132
Gross profit	17,418	20,549	16,982	18,425
Net income	4,583	6,177	4,457	6,655
Net income per Common Share	0.13	0.17	0.12	0.18
	Fiscal Year 2002 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$79,596	$81,064	$74,036	$84,964
Gross profit	14,674	14,175	7,972	14,232
Net income (loss)	4,254	3,854	372	(4,675)
Net income (loss) per Common Share	0.12	0.11	0.01	(0.13)

        Fourth quarter fiscal 2003 results include a $1,061 credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003. Fourth quarter fiscal 2002 results include a $15,753 restructuring charge ($13,324 after tax) and a foreign investment tax credit of $3,700.

16.    Subsequent Events

        On June 30, 2003, the note receivable from Horizon Farms, Inc, and accrued interest thereon, was paid in full.

        On July 3, 2003, Dura Automotive Systems, Inc. (Dura) announced that it planned to commence a tender offer for all of the outstanding Class B Common Stock of the Company at a price of $23.00 per share in cash. The tender offer, which commenced on July 8, 2003, was subject to certain conditions, including a majority of the Company's Class B shares being tendered and not withdrawn and the holders of Class B Common Stock continuing to have the right to elect directors representing up to approximately 75 percent of the Company's board of directors.

        As of July 18, 2003, the Company entered into an agreement with the Marital Trusts, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the "McGinley Family"), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will remain outstanding (the "Merger). The Merger is subject to approval by the affirmative vote of a majority of the Company's outstanding shares, and certain other conditions.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe	Balance at End of Period
YEAR ENDED APRIL 30, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$4,290	$518	$43(1)	$1,409(2)	$3,442
Deferred tax valuation allowance	7,345	4,869		281(3)	11,933
YEAR ENDED APRIL 30, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,522	$1,181		$413(4)	$4,290
Deferred tax valuation allowance	3,810	3,535			7,345
YEAR ENDED APRIL 30, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$5,336	$1,397		$3,211(4)	$3,522
Deferred tax valuation allowance	—	3,810		3,810

(1)
Impact of foreign currency translation.

(2)
Uncollectible accounts written off, net of recoveries, and $256 reversal of excess allowances.

(3)
Utilization of capital loss carryback upon sale of a subsidiary.

(4)
Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (6)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (7)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan (2)*
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)*
10.3	Methode Electronics, Inc. Capital Accumulation Plan (3)*
10.4	Incentive Stock Award Plan for Non-Employee Directors (4)*
10.5	Methode Electronics, Inc. 401(k) Savings Plan (4)*
10.6	Methode Electronics, Inc. 401(k) Saving Trust (4)*
10.7	Methode Electronics, Inc. 1997 Stock Plan (5)*
10.8	Methode Electronics, Inc. 2000 Stock Plan (8)*
10.9	Form of Agreement between Kevin J. Hayes and Registrant (9)*
10.10	Form of Agreement between Horizon Farms, Inc. and Registrant (9)
10.11	Form of Agreement between William T. Jensen and Registrant (9)*
10.12	Form of Agreement between Donald W. Duda and Registrant (10)*
10.13	Form of Agreement between John R. Cannon and Registrant (10)*
10.14	Form of Agreement between Robert J. Kuehnau and Registrant (10)*
10.15	Form of Agreement between James F. McQuillen and Registrant (10)*
10.16	Form of Agreement between Douglas A. Koman and Registrant (12)*
10.17	Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (11)
10.18	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (14)
10.19	Amendment to Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (13)
10.20	Agreement dated July 20, 2003 by and among Methode Electronics, Inc. and Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust, Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley (6)
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)
Previously filed with Registrant's Amendment No. 2 to the Schedule 13E-3 filed on May 16, 2003, and incorporated herein by reference.

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

(6)
Previously filed with Registrant's Schedule 14D-9 filed on July 21, 2003, and incorporated herein by reference.

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

(13)
Previously filed with Registrant's Form 8-K filed January 2, 2003, and incorporated herein by reference.

(14)
Previously filed with Registrant's Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant
PART II
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
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT AUDITORS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS