Form 10-K/A
period 2003-04-30
METHODE ELECTRONICS INC
filed 2003-08-28
CIK 65270

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

        Registrant had 35,352,029 shares of Class A Common Stock, $0.50 par value, and 337,705 shares of Class B Common Stock, $0.50 par value, outstanding as of August 26, 2003.

        EXPLANATORY NOTE:    This Amendment to Form 10-K of Methode Electronics, Inc. is being filed to include information required by Part III. This information is normally incorporated by reference from Methode's definitive proxy statement for its annual stockholders meeting. Since the definitive proxy statement for Methode's 2003 annual stockholders meeting will not be filed with the Securities and Exchange Commission within 120 days after Methode's fiscal year end, such information may not be incorporated by reference and is included herein.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding the executive officers of the Registrant is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K

DIRECTORS

Information Concerning Directors

Name	Age	Director Since	Principal Occupation for Last 5 Years and Other Directorships
Directors elected by Class A Stockholders
Warren L. Batts	70	2001
			Retired Chairman and Chief Executive Officer of Tupperware Corporation, a diversified consumer products company. Mr. Batts is also the Retired Chairman of Premark International, Inc., a diversified consumer products company. He is also a director of Cooper Industries, Inc. Prior to his retirement in 1997, Mr. Batts had been Chairman of Premark International, Inc. since 1986 and Chairman and Chief Executive Officer of Tupperware Corporation since its spin-off from Premark International, Inc. in 1996.
George C. Wright	80	1968	Retired since December 2001. Prior thereto, President of Piedmont Co. Inc., a distributor of marine products.
Directors elected by Class B Stockholders
William C. Croft	85	1975	Chairman of the Board, Clements National Company, a manufacturer of electrical equipment.
Donald W. Duda	48	2001
			President of Methode since February 2001. Prior thereto, Mr. Duda was Vice President-Interconnect Group since March 2000. Prior thereto, Mr. Duda was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.
William T. Jensen	76	2001; 1959- 1997	Chairman of the Board since February 2001; President of Methode from December 1994 through February 1997; and prior thereto, Senior Executive Vice President of Methode from 1952 through 1994.
James W. McGinley	48	1993
			Director, President and Chief Executive Officer of Stratos Lightwave, Inc. since April 12, 2000. Prior thereto, Mr. J. McGinley was President of Methode since August 1998. Prior thereto, Mr. J. McGinley was President from 1994 through 1998 of Methode's Optical Interconnect Products division. James W. McGinley is the brother of Robert R. McGinley.

Robert R. McGinley	51	2001	President of Traction, Inc., a producer of feature films and corporate videos. Robert R. McGinley is the brother of James W. McGinley.
Roy M. Van Cleave	55	2002
			President of Roy M. Van Cleave, P.C., a provider of legal services, since 2000. Prior thereto, Mr. Van Cleave was a partner of the law firm of Chapman & Cutler from September 1997 to September 2000. Prior thereto, he was the sole shareholder and President of Roy M. Van Cleave P.C., a corporate partner of the law firm Keck, Mahin & Cate, a law firm retained as counsel to Methode Electronics, Inc., until September 1997. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code.

        The Board of Directors has standing Audit, Compensation and Nominating Committees.

        The Audit Committee held nine meetings during the last fiscal year. In addition to two meetings to plan and review the results of the annual audit, the Audit Committee held seven meetings with management and Methode's independent auditors in connection with Methode's quarterly earnings releases and Forms 10-Q filed with the SEC during fiscal 2003. The functions performed by the committee are to meet with and review the results of the audit performed by Methode's independent auditors and to select Methode's independent auditors. Directors Warren L. Batts, William C. Croft and George C. Wright are members of the Audit Committee.

        The Compensation Committee held three meetings during the last fiscal year. The functions performed by the committee are to review salaries and bonuses of all officers and key management personnel and the overall administration of Methode's compensation program. Directors Warren L. Batts and William C. Croft are members of the Compensation Committee.

        The Nominating Committee held one meeting during the last fiscal year. The functions performed by the committee are to make recommendations to the Board regarding nominees, matters of corporate governance and Board procedures and practices, including those of the committees of the Board, and to evaluate the performance, qualifications and attendance of current Board members. The Nominating Committee will not consider nominees recommended by shareholders of Methode. Directors Warren L. Batts and Robert R. McGinley are members of the Nominating Committee.

        The Board of Directors held five meetings during the last fiscal year. During their respective tenures, no incumbent director attended less than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by the respective committees on which he served.

        None of Methode, the directors of Methode nor the executive officers of Methode was convicted in a criminal proceeding during the past five years excluding traffic violations or similar misdemeanors.

        None of Methode, the directors of Methode nor the executive officers of Methode has been a party to any judicial or administrative proceeding during the past five years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

        All of the directors and executive officers of Methode are United States citizens.

Director Compensation

        Directors who are not also Methode employees are compensated at the rate of $25,000 annually, plus an attendance fee of $500 for any special board meeting in addition to the regularly scheduled quarterly meetings. Directors who are members of the Compensation, Nominating or Audit Committees receive an additional $500 for each committee meeting attended. In addition, each non-employee director is eligible to participate in the 2000 Stock Plan. Each non-employee director was granted an option to purchase 5,000 shares of Methode Class A common stock for the fiscal year ended April 30, 2003. These options vest six months after the grant date. Directors who are also Methode employees are not paid for their services as directors or for attendance at meetings. In fiscal 2003, Messrs. Croft and Wright accrued above-market interest under Methode's Capital Accumulation Program of $2,237 and $2,221, respectively.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        The Compensation Committee during the 2003 fiscal year was composed of Messrs. Batts and Croft. No interlocking relationships exist between any member of Methode's compensation committee and any member of any other company's board of directors or compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the securities laws of the United States, Methode's directors, its executive officers, and any persons holding more than 10% of the Methode Class A or Class B common stock are required to report their initial ownership of the Class A or Class B common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and Methode is required to disclose in this annual report any failure to file by the required dates during its fiscal year ended April 30, 2003. All of these filing requirements were satisfied. In making these disclosures, Methode has relied solely on written representations of its directors and executive officers and copies of the reports filed with the Commission.

Item 11.    Executive Compensation

        The Summary Compensation Table below includes, for each of the fiscal years ended April 30, 2003, 2002 and 2001, individual compensation paid for services to Methode and its subsidiaries to Methode's chief executive officer and the four other most highly compensated individuals serving as executive officers of Methode at the end of fiscal 2003 (the "Named Executives"). Mr. Jensen was retained as Chairman in February 2001 and Mr. Koman was hired in December 2000.

SUMMARY COMPENSATION TABLE

Long Term Compensation
					Awards	Payouts
Annual Compensation
Securities Underlying Options (#)
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)			LTIP Payouts ($)(3)	All Other Compensation ($)(4)
William T. Jensen Chairman	2003 2002 2001	279,447 260,644 59,615	132,124 114,498 237,549	(2)	50,000 50,000 100,000	— — —	2,408 2,529 2,641
Donald W. Duda President	2003 2002 2001	291,038 268,914 206,647	132,124 114,498 136,983		100,000 100,000 100,000	15,454 — —	7,214 5,100 —
Douglas A. Koman Vice President, Corporate Finance	2003 2002 2001	189,994 152,719 51,913	66,489 54,065 20,006		35,000 75,000 42,648	— — —	6,005 1,414 —
Robert J. Kuehnau Vice President, Treasurer and Controller	2003 2002 2001	183,409 170,053 161,972	66,489 54,065 70,135		20,000 30,000 20,000	83,836 74,751 73,450	7,852 6,518 6,332
James F. McQuillen Executive Vice President	2003 2002 2001	180,160 160,691 142,592	17,219 7,500 53,029		15,000 20,000 15,000	32,521 42,206 18,980	5,874 5,100 5,100

(1)
Includes the following cash car allowances for the following Named Executives in fiscal 2003, 2002, and 2001 respectively: Mr. Duda, $9,450 $8,250 and $6,000; Mr. Koman, $9,200 and $4,400; Mr. Kuehnau, $9,200, $4,725 and $3,900; and Mr. McQuillen, $8,750, $6,000 and $6,000.

(2)
Includes a $200,000 payment pursuant to the Supplemental Executive Benefit Plan ("SEBP"). The SEBP terminated in fiscal year 2001.

(3)
Long-Term Incentive Plan ("LTIP") payouts represent amounts paid pursuant to Methode's Longevity Contingent Bonus Program. See "Long-Term Incentive Plans—Awards in Last Fiscal Year" following for a description of the Longevity Contingent Bonus Program.

(4)
Includes the following Company contribution under Methode's 401(k) Plan for the following Named Executives in fiscal 2003, 2002, and 2001 respectively: Mr. Duda, $7,214 and $5,100; Mr. Koman, $6,005 and $1,414; Mr. Kuehnau, $6,285, $5,100 and $5,100; and Mr. McQuillen, $5,874, $5,100 and $5,100. Includes the following above-market interest accruals under Methode's Capital Accumulation Program for the following Named Executives in fiscal 2003, 2002 and 2001, respectively: Mr. Jensen, $2,408, $2,529 and $2,641; and Mr. Kuehnau, $1,567, $1,418 and $1,232.

OPTION GRANTS IN LAST FISCAL YEAR

        Set forth below is information on non-qualified stock options to purchase shares of Methode Class A common stock granted to the Named Executives for the fiscal year ended April 30, 2003, which are reflected in the Summary Compensation Table.

	Number of Securities Underlying Options Granted (1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to Employees(2)
Name			Exercise Price (3)	Expiration Date
					5%	10%
William T. Jensen	50,000	9.1%	$11.44	7/3/2013	359,500	911,500
Donald W. Duda	100,000	18.1%	$11.44	7/3/2013	719,000	1,823,000
Douglas A. Koman	35,000	6.3%	$11.44	7/3/2013	251,650	638,050
Robert J. Kuehnau	20,000	3.6%	$11.44	7/3/2013	143,800	364,600
James F. McQuillen	15,000	2.7%	$11.44	7/3/2013	107,850	273,450

(1)
These non-qualified stock options to purchase shares of the Company's Class A common stock were issued pursuant to Methode's 2000 Stock Plan and may not be exercised until they vest. Mr. Jensen's options vest after one year; options granted to Messrs. Duda and Koman vest 25% after one year, 50% after two years, 75% after three years and 100% after four years; options granted to Messrs. Kuehnau and McQuillen vest 33% after one year, 67% after two years and 100% after three years.

(2)
Based on a total of 551,900 options granted to all employees.

(3)
Fair market value on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/02 Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable / Unexercisable
William T. Jensen	—	—	50,000 / 100,000	$226,500 / $245,500
Donald W. Duda	—	—	79,413 / 150,000	$226,500 / $264,500
Douglas A. Koman	—	—	30,148 / 87,500	$47,393 / $71,375
Robert J. Kuehnau	—	—	58,576 / 40,000	$34,300 / $45,700
James F. McQuillen	—	—	14,089 / 27,500	$25,725 / $33,325

LONG-TERM INCENTIVE PLANS—AWARDS IN LAST FISCAL YEAR

        Methode has a Longevity Contingent Bonus Program that covers certain officers and key management personnel. The longevity compensation amount is equal to the current bonus received by an eligible employee for a given quarter, and is earned and payable three years after the current quarter only if the eligible employee is still an employee of Methode and his employment performance is satisfactory. If for any reason other than death, disability or retirement the officer or key employee terminates his employment with Methode during the three-year period or his employment performance is not satisfactory, no longevity compensation is payable under this program. The following table includes information regarding amounts payable under the Longevity Bonus Program to the Named Executives based on the bonuses earned in fiscal 2003.

		Estimated Future
Name	Performance or Other Period Until Maturation or Payout	Threshold ($)	Target ($)	Maximum ($)
William T. Jensen	3 years	132,124	132,124	132,124
Donald W. Duda	3 years	132,124	132,124	132,124
Douglas A. Koman	3 years	66,489	66,489	66,489
Robert J. Kuehnau	3 years	66,489	66,489	66,489
James F. McQuillen	3 years	17,219	17,219	17,219

Employment Agreements

        William T. Jensen Agreement.    William T. Jensen entered into an Agreement with the Company in connection with his election to Chairman of the Board of Directors in February 2001. Under the agreement, as amended, Mr. Jensen is entitled to an annual salary of $278,356 and a quarterly bonus calculated based on the Company's adjusted pretax profits. In addition, Mr. Jensen was granted an option to purchase 100,000 shares of Class A common stock in fiscal 2001. In June 2002, the Compensation Committee elected to extend the term of the agreement to June 30, 2003. This agreement has not been extended.

        Employment Security Agreements.    On December 21, 2001, Messrs. Duda, Koman, Kuehnau and McQuillen each entered into an Employment Security Agreement with the Company. Each agreement provides that if within three years of a Change in Control (as defined below) or during a Period Pending a Change in Control (as defined below), the Company terminates the executive's employment without good cause or the executive voluntarily terminates his employment for good reason, the executive is entitled to (1) a lump sum cash payment equal to three times the executive's annual salary (two times annual salary in the case of Mr. McQuillen); (2) a lump sum cash bonus payment equal to 100% of annual salary plus a pro-rata portion equal to 100% of annual salary; (3) continued participation in the Company's welfare benefit plans for three years or until the executive becomes covered under other welfare benefit plans providing substantially similar benefits; (4) unpaid salary or other compensation earned with respect to periods prior to the executive's termination, including accumulated but unused vacation and bonuses under the Longevity Continuation Plan; and (5) a lump sum of any amount payable to the executive pursuant to a tax gross-up payment.

        In general, a "Change in Control" shall have occurred if any of the following occur:

        (1)   any person or group is or becomes the beneficial owner of 25 percent or more of Methode's Class A common stock or Class B common stock (excluding shares acquired directly from Methode or acquired in certain mergers and business combinations);

        (2)   at any time during any period of two consecutive 12-month periods, members of Methode's board of directors at the beginning of the period (the "Incumbent Board") cease for any reason to constitute at least a majority of the board. Directors approved by a majority of the Incumbent Board will be considered members of the Incumbent Board. However, directors elected in connection with an actual or threatened proxy contest or solicitation by a third party will not be considered members of the Incumbent Board for this purpose; or

        (3)   there is a merger or other business combination of Methode pursuant to which Methode's stockholders own less than 60 percent of the voting stock of the surviving corporation.

        "Period Pending a Change in Control" is defined in each agreement as the period between the time an agreement is entered into by Methode with respect to a transaction which would constitute a Change in Control, and the closing of such transaction.

        Donald W. Duda Cash Bonus Agreement.    In each of May 2001 and June 2002, the Company granted Mr. Duda a stock option award for 200,000 shares of Class A common stock under the Company's 2000 Stock Plan. Due to annual award volume limitations contained in the 2000 Stock Plan, each of these stock option awards are void to the extent that the number of shares granted exceeds 100,000 shares of Class A common stock. Accordingly, each of these grants were reduced to 100,000 shares of Class A common stock. In July 2003, the Company granted Mr. Duda a stock option award for 100,000 shares of Class A common stock, and would have granted him an additional 150,000 shares if the 2000 Stock Plan's annual volume limitation did not apply. In light of the foregoing and in order to compensate Mr. Duda equitably, effective as of August 22, 2003, the Company and Donald W. Duda entered into a Cash Bonus Agreement. Pursuant to this Cash Bonus Agreement, Mr. Duda is entitled to up to three cash bonuses, with the amounts to be determined based on two factors: the increase, if any, in the value of the Class A common stock, and the date Mr. Duda is paid the bonus. All bonuses payable under the Cash Bonus Agreement are forfeited if Mr. Duda is terminated for cause.

        The amount of the first cash bonus shall be determined by multiplying 100,000 by the value of the Class A common stock in excess of $10.50 (the value of Class A common stock on the date of the 2002 stock option grant). The vesting is the same as the underlying June 2002 stock option award. The amount of the second cash bonus shall be determined by multiplying 150,000 by the value of the Class A common stock in excess of $11.44 (the value of Class A common stock on the date of the 2003 stock option grant). The vesting is the same as the underlying July 2003 stock option award. These bonuses shall be paid on the earliest to occur of the following: (i) a date selected by Mr. Duda, provided there are no vested but unexercised options with respect to the corresponding option grant: (ii) termination of Mr. Duda's employment without cause; (iii) Mr. Duda's death or disability; and (iv) June 10, 2012 (for the first bonus) and July 3, 2013 (for the second bonus).

        The Company will pay Mr. Duda a third cash bonus in the event a change in control of the Company occurs prior to May 4, 2004, provided Mr. Duda is an employee of the Company immediately prior to such event. The amount of this cash bonus shall be determined by multiplying 100,000 by the value of the Class A common stock on the date of the change of control in excess of $6.35 (the value of Class A common stock on the date of the 2001 stock option grant).

BOARD COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

        Methode's compensation philosophy is comprised of several elements designed to retain key management personnel, reward performance, dedication and historical service to Methode, and to relate executive pay to long-term performance. These elements consist of a base salary, bonus compensation, incentive awards directly relating pay to performance, and long-term incentive awards designed to align executive interests with stockholder interests.

Base Salary

        The base salaries of Methode's executive officers have remained relatively flat, with small increases to reflect inflation. The Compensation Committee reviews base salaries annually. Although base salaries have not been high relative to other companies of comparable size, the bonus has been a key tool for rewarding performance. Pursuant to Mr. Jensen's employment agreement, as amended, Mr. Jensen was paid an annual salary of $279,447.

Bonus Compensation

        Quarterly cash bonuses for all officers and managerial personnel, other than Mr. Jensen, are determined pursuant to a bonus plan reviewed from time to time by the Compensation Committee. Mr. Jensen's quarterly cash bonuses are determined pursuant to his employment agreement. Pursuant to the bonus plan and Mr. Jensen's employment agreement, bonus amounts are calculated according to a formula which assigns certain percentages to different levels of adjusted pretax profits. Mr. Jensen earned quarterly cash bonuses totaling $132,124 during fiscal 2003.

Long-Term Incentive

        Methode has instituted several plans that are designed to provide long-term incentives for executives by relating executive compensation to Methode's performance over time as well as by rewarding continued service. The Longevity Contingent Bonus Program (the "Bonus Program") awards officers and key management personnel a matching bonus (equal to the amount of the current quarterly bonus), which will be considered as earned and payable in three years provided that the participant is still employed and performance has been satisfactory. If, for any reason, other than death, disability, or retirement, the officer or key employee terminates his employment with Methode during the three year period, or his employment performance is not satisfactory, no longevity compensation is payable under this program. Mr. Jensen's total quarterly bonus awards in 2003 were $132,124. He is therefore eligible to receive payments totaling this amount in fiscal 2006.

        The Methode Electronics, Inc. 1997 Stock Plan and 2000 Stock Plan (the "Stock Plans") also provide long-term incentive to employees. The Stock Plans provide for the granting of awards of restricted stock, incentive stock options, nonqualified stock options and stock appreciation rights with respect to the Class A common stock. The Compensation Committee administers the Stock Plans and from time to time grants awards under the Stock Plans to selected eligible directors and employees. Mr. Jensen received a grant of an option to purchase 50,000 shares of Methode Class A common stock for fiscal 2003.

  Donald W. Duda Cash Bonus Agreement

        In each of May 2001 and June 2002, the Company granted Mr. Duda a stock option award for 200,000 shares of Class A common stock under the Company's 2000 Stock Plan. Due to annual award volume limitations contained in the 2000 Stock Plan, each of these stock option awards are void to the extent that the number of shares granted exceeds 100,000 shares of Class A common stock. Accordingly, each of these grants were reduced to 100,000 shares of Class A common stock. In July 2003, the Company granted Mr. Duda a stock option award for 100,000 shares of Class A common stock, and would have granted him an additional 150,000 shares if the 2000 Stock Plan's annual volume limitation did not apply. In light of the foregoing and in order to adequately compensate Mr. Duda, the Compensation Committee determined to grant Mr. Duda cash bonuses calculated based on the appreciation in the Company's Class A common stock and Mr. Duda's tenure with the Company. Accordingly, effective as of August 22, 2003, the Company and Donald W. Duda entered into a Cash Bonus Agreement. This agreement is summarized in more detail under "Employment Agreements—Donald W. Duda Cash Bonus Agreement."

COMPENSATION COMMITTEE Warren L. Batts William C. Croft

PERFORMANCE GRAPH

        The following graph sets forth a five year comparison of the cumulative total stockholder returns for the following: (1) Methode's Class A common stock; (2) Methode's Class B common stock; (3) the CRSP Total Return Index for The Nasdaq Stock Market (US Companies); and (4) a custom peer group of publicly traded companies. All returns were calculated assuming dividend reinvestment on a quarterly basis.

        The Peer Group includes companies that manufacture, or have business units that manufacture, electrical and electronic connectors, interconnect devices, or controls and components for the automotive, computer, communications systems and other markets. The Peer Group consists of the following companies: Amphenol Corporation, CTS Corporation, Delphi Automotive Systems Corporation, Littelfuse, Inc., Molex Incorporated (Class A Common Stock), Thomas & Betts Corporation and TRW, Inc.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding securities authorized for issuance under equity compensation plans is included under a separate caption in Part II hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

SECURITY OWNERSHIP OF FIVE PERCENT STOCKHOLDERS

        The following table sets forth information regarding all persons known to be the beneficial owners of more than 5% of Methode's voting securities as of July 25, 2003 (except as set forth in the relevant footnotes).

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership(1)			Percent of Class
Barclays Global Investors, N.A.(2) 45 Fremont Street San Francisco, California 94105	Common Stock Class A	3,027,089			8.6
T. Rowe Price Associates, Inc.(3) 100 East Pratt Street Baltimore, Maryland 21202	Common Stock Class A	2,873,700			8.1
The William J. McGinley Marital Trust No. 1(4) c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	87,277			25.8
The William J. McGinley Marital Trust No. 2(4) c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	43,624			12.9
Loeb Arbitrage Management(5) 61 Broadway New York, New York 10006	Common Stock Class B	65,900			19.5
James W. McGinley c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	141,171	(6	)(7)	41.8
Margaret J. McGinley c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	158,184	(6)		46.8
Robert R. McGinley c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	164,211	(6)		48.6
Bryan Cressey c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	130,901	(6)		38.8
Richard J. Roberts c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	130,901	(6)		38.8
Manish Chandravaden Shah c/o Dennis M. Wilson at Piper Rudnick	Common Stock Class B	130,901	(6)		38.8

203 North LaSalle Chicago, Illinois 60601
Roy M. Van Cleave c/o Dennis M. Wilson at Piper Rudnick 203 North LaSalle Chicago, Illinois 60601	Common Stock Class B	131,401	(6)	38.9

(1)
Beneficial ownership arises from sole voting and investment power unless otherwise indicated by footnote.

(2)
Based solely on a Schedule 13G filed by Barclays Global Investors, N.A. ("Barclays") with the SEC on February 12, 2003. According to the Schedule 13G, the shares reported are held by Barclays and Barclays Global Fund Advisors in trust accounts for the economic benefit of the beneficiaries of those accounts.

(3)
Based solely on an Amendment to Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the SEC on February 4, 2003. According to the Schedule 13G, Price Associates is deemed the beneficial owner of 2,893,700 shares, having sole voting power over 734,400 shares and sole investment power over all 2,893,700 shares. These securities are owned by various individuals and institutional investors for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4)
Voting and investment power are shared by the special fiduciaries of this trust. See note (6) below.

(5)
Based solely on a Schedule 13F filed by Loeb Arbitrage Management with the SEC on August 18, 2003.

(6)
Includes 87,277 shares of Class B common stock held by the William J. McGinley Marital Trust No. 1 and 43,624 shares of Class B common stock held by the William J. McGinley Marital Trust No. 2 (the "Trusts"), as to which Ms. M. McGinley and Messrs. J. McGinley, R. McGinley, Cressey, Roberts, Shah and Van Cleave are special fiduciaries and share voting and investment power. Each of the special fiduciaries specifically disclaims beneficial ownership of all shares owned by the other special fiduciaries other than in their respective capacity as special fiduciary under the Trusts. Ms. M. McGinley and Messrs. J. and R. McGinley are also beneficiaries and co-trustees under the Trusts. Also includes 10,002 shares of Class B common stock held by the Jane R. McGinley Trust dated September 18, 2001, as to which Ms. M. McGinley and Messrs. J. McGinley and R. McGinley are co-trustees and beneficiaries and share voting and investment power.

(7)
Includes 268 shares of Class B Common Stock held by his wife.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth information regarding Methode's Class A and Class B common stock beneficially owned as of July 25, 2003 by (i) each director, (ii) each of the named executive officers, and (iii) all current directors and executive officers as a group.

Name of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Class
Warren L. Batts	Common Stock Class A Class B	19,000 —	* *
William C. Croft	Common Stock Class A Class B	112,107 —	* *
Donald W. Duda	Common Stock Class A Class B	156,926 —	* *
William T. Jensen	Common Stock Class A Class B	270,133 —	* *
James W. McGinley	Common Stock Class A Class B	45,627 141,171	* 41.8
Robert R. McGinley	Common Stock Class A Class B	161,744 164,211	* 48.6
Roy M. Van Cleave	Common Stock Class A Class B	35,500 131,401	* 38.9
George C. Wright	Common Stock Class A Class B	108,176 6,540	* *
Douglas A. Koman	Common Stock Class A Class B	64,925 —	* *
Robert J. Kuehnau	Common Stock Class A Class B	108,915 —	* *
James F. McQuillen	Common Stock Class A Class B	36,028 —	* *
All current directors and executive officers as a group (12 individuals)	Common Stock Class A Class B	1,148,061 172,045	3.2 50.9

*
Percentage represents less than 1% of the total shares of the respective class of common stock outstanding as of August 26, 2003.

(1)
Beneficial ownership arises from sole voting and investment power unless otherwise indicated in the table entitled "Nature of Indirect Beneficial Ownership as of July 25, 2003" following.

Nature of Indirect Beneficial Ownership as of July 25, 2003

		As Special Fiduciary and Beneficiary of the William J. McGinky Trust(1)		By Family Members				In Retirement Plans
	Class A Shares Subject to Options Exercisable within 60 Days
						As Co-Trustee
Beneficial Owner
		Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Warren L. Batts	5,000	—	—	—	—	—	—	—	—
William C. Croft	24,707	—	—	—	—	—	—	—	—
Donald W. Duda	154,413	—	—	—	—	—	—	2,013	—
William T. Jensen	150,000	—	—	—	—	—	—	—	—
James W. McGinley	10,000	35,000	130,901	536	268	22	10,002	69	—
Robert R. McGinley	7,500	35,000	130,901	—	—	22	10,002	—	—
Roy M. Van Cleave	—	35,000	130,901	—	—	—	—	—	—
George C. Wright	24,707	—	—	—	—	83,469	6,540	—	—
Douglas A. Koman	61,398	—	—	—	—	—	—	3,527	—
Robert J. Kuehnau	76,076	—	—	—	—	—	—	8,416	—
James F. McQuillen	28,256	—	—	—	—	—	—	—	—
All current directors and executive officers	564,132	35,000	130,901	909	455	83,491	16,542	49,826	27

(1)
Shares of Class A common stock are held by the William J. McGinley Marital Trust No. 2 and the William J. McGinley Irrevocable Trust, of which Messrs. J. McGinley, R. McGinley and Van Cleave, among others, are special fiduciaries sharing voting and investment power with respect to such shares. Shares of Class B common stock are held by the William J. McGinley Marital Trust No. 1 and No. 2, of which Messrs. J. McGinley, R. McGinley and Van Cleave, among others, are special fiduciaries sharing voting and investment power with respect to such shares. J. McGinley and R. McGinley, along with their sister Ms. M. McGinley, are also co-trustees of the William J. McGinley Marital Trust No. 1 and No. 2.

        Based on the Company's records and on information provided to it by its directors and executive officers, neither the Company nor any of its directors and executive officers, or any of its other affiliates or subsidiaries has effected any transactions involving Class A or Class B common stock during the 60 days prior to the date hereof.

Item 13.    Certain Relationships and Related Transactions

        James W. McGinley, and Robert R. McGinley, each directors of the Company, together with their sister, Margaret J. McGinley, are special fiduciaries of the William J. McGinley Marital Trust No. 1 ("Trust No. 1") and the William J. McGinley Marital Trust No. 2 ("Trust No. 2", and together with Trust No. 1, the "Marital Trusts"). The Marital Trusts hold approximately 80.6% of the Company's outstanding Class B Common Stock. Trust No. 2 also owns Horizon Farms, Inc., an Illinois corporation ("Horizon"), of which Messrs. J. McGinley and R. McGinley are officers and directors. In April 2001, the Company loaned $6 million to Horizon. The note receivable is due on June 30, 2003, bears interest at a rate of 5.25% per annum and is secured by a mortgage lien on certain real property owned by Horizon pursuant to a Mortgage and Security Agreement. The note receivable and related accrued interest are included in other current assets on the Company's balance sheet at April 30, 2003 and were paid in full on June 30, 2003. Other non-operating income for fiscal year 2001 included $6.6 million from insurance proceeds related to the death on January 22, 2001 of William J. McGinley, the Company's founder. The Company is also party to a Split-Dollar Insurance Agreement dated August 9, 1996, with the William J. McGinley and Jane R. McGinley Irrevocable Trust (the "Irrevocable Trust"). James W. McGinley, and Robert R. McGinley, each directors of the Company, together with their sister, Margaret J. McGinley, and other McGinley family members are beneficiaries of the Irrevocable Trust. Pursuant to the Split-Dollar Insurance Agreement, the Company agreed to pay premiums on last survivor life insurance policies owned by the Irrevocable Trust on the lives of William J. and Jane R. McGinley. The Company has collateral assignments on the policies that entitle it to receive reimbursement at the greater of the cumulative premiums paid or the cash surrender value of the policies. At April 30, 2003, a receivable of $1.2 million related to these policies is included in other current assets in the consolidated financial statements, of which $0.3 million was uncollected at July 25, 2003.

        The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley to commence a tender offer to purchase all of the outstanding Class B Common Shares at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

        Pursuant to the amended agreement, the Company's obligation to commence the tender offer was subject to the prior approval of the offer by a majority of the Class A shareholders present at a special meeting (excluding Class A Common Shares held by the Trusts and the McGinley family members). The Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley agreed to tender their shares within 10 business days of commencement and not to withdraw, on the condition that less than 100,000 Class B Common Shares are outstanding after the Offer. Under the agreement, the Trusts, the Jane R. McGinley Trust, James McGinley, and Robert McGinley were obligated to tender all of their Class B Common Shares in the offer. On the date of the agreement, this represented an aggregate of 931,759 Class B Common Shares, or 85.7% of the outstanding Class B Common Shares. The agreement provided that either the Company or the Trusts could terminate the agreement if the tender offer is not completed on or prior to May 31, 2003 provided that the party purporting to terminate was not the cause of the failure to be completed by such time.

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

        On July 14, 2003, the Marital Trusts exercised their contractual right to terminate the August 19, 2002 Agreement with the Issuer so that the Special Fiduciaries could have the opportunity to consider the tender offer made by Dura while also being engaged in discussions with the Issuer regarding a possible modified transaction.

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

METHODE ELECTRONICS, INC. (Registrant)
	By:	/s/ DOUGLAS A. KOMAN
Douglas A. Koman Vice President, Corporate Finance (Principal Financial Officer)
Dated: August 28, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (6)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (7)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan (2)*
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)*
10.3	Methode Electronics, Inc. Capital Accumulation Plan (3)*
10.4	Incentive Stock Award Plan for Non-Employee Directors (4)*
10.5	Methode Electronics, Inc. 401(k) Savings Plan (4)*
10.6	Methode Electronics, Inc. 401(k) Saving Trust (4)*
10.7	Methode Electronics, Inc. 1997 Stock Plan (5)*
10.8	Methode Electronics, Inc. 2000 Stock Plan (8)*
10.9	Form of Agreement between Kevin J. Hayes and Registrant (9)*
10.10	Form of Agreement between Horizon Farms, Inc. and Registrant (9)
10.11	Form of Agreement between William T. Jensen and Registrant (9)*
10.12	Form of Agreement between Donald W. Duda and Registrant (10)*
10.13	Form of Agreement between John R. Cannon and Registrant (10)*
10.14	Form of Agreement between Robert J. Kuehnau and Registrant (10)*
10.15	Form of Agreement between James F. McQuillen and Registrant (10)*
10.16	Form of Agreement between Douglas A. Koman and Registrant (12)*
10.17	Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (11)
10.18	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (14)
10.19	Amendment to Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (13)
10.20	Agreement dated July 20, 2003 by and among Methode Electronics, Inc. and Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust, Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley (6)
10.21	Form of Agreement between Donald W. Duda and Registrant *
21	Subsidiaries of the Registrant (15)
23.1	Consent of Ernst & Young LLP (15)
31	Rule 13a-14(a)/15d-14(a) Certifications (15)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (15)

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

(15)
Previously filed with Registrant's Form 10-K for the year ended April 30, 2003, and incorporated herein by reference.

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
SIGNATURES
INDEX TO EXHIBITS