Form 10-Q
period 2003-07-31
METHODE ELECTRONICS INC
filed 2003-09-15
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

	☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the quarterly period ended July 31, 2003

or

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

At September 5, 2003, Registrant had 35,369,924 shares of Class A Common Stock and 337,705 shares of Class B Common Stock outstanding.

INDEX

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2003	April 30, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$66,096	$64,261
Accounts receivable, net	49,308	58,246
Inventories:
Finished products	8,580	6,895
Work in process	14,151	17,845
Materials	7,440	7,196
	30,171	31,936
Current deferred income taxes	7,887	7,887
Prepaid expenses	4,147	4,965
Other current assets	202	7,868
TOTAL CURRENT ASSETS	157,811	175,163

PROPERTY, PLANT AND EQUIPMENT	233,118	229,586
Less allowance for depreciation	150,634	146,684
	82,484	82,902

GOODWILL, net	18,077	18,077
INTANGIBLE ASSETS, net	24,611	25,458
OTHER ASSETS	14,419	13,874

	$297,402	$315,474

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and notes payable	$20,866	$24,515
Other current liabilities	26,151	24,801
TOTAL CURRENT LIABILITIES	47,017	49,316

OTHER LIABILITIES	3,799	6,345
DEFERRED COMPENSATION	4,499	4,808
SHAREHOLDERS’ EQUITY
Common Stock	18,042	18,316
Paid in capital	37,881	36,584
Retained earnings	187,628	201,845
Other shareholders’ equity	(1,464)	(1,740)
	242,087	255,005

	$297,402	$315,474

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2003	2002

INCOME
Net sales	$77,957	$80,041
Other	620	408

Total	78,577	80,449

COSTS AND EXPENSES
Cost of products sold	62,008	62,623
Selling and administrative expenses	9,912	9,938

Total	71,920	72,561

Income from operations	6,657	7,888

Interest, net	187	283
Other, net	(578)	(1,438)

Income before income taxes	6,266	6,733
Income taxes	1,975	2,150

NET INCOME	$4,291	$4,583

Basic and diluted earnings per common share	$0.12	$0.13

Cash dividends per common share	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	36,106	36,142
Diluted	36,334	36,442

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$4,291	$4,583
Provision for depreciation and amortization	4,880	3,919
Changes in operating assets and liabilities	8,809	11,003
Other	47	6

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,027	19,511
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,694)	(4,463)
Acquisitions of businesses	(1,253)	—
Collection of note receivable from a related party	6,000	—
Other	(135)	(699)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	918	(5,162)

FINANCING ACTIVITIES
Purchase and retirement of Class B shares	(17,063)	—
Options exercised	1,397	275
Dividends	(1,819)	(1,809)
Other	357	—

NET CASH USED IN FINANCING ACTIVITIES	(17,128)	(1,534)

Effect of foreign exchange rate changes on cash	18	1,836

INCREASE IN CASH AND CASH EQUIVALENTS	1,835	14,651

Cash and cash equivalents at beginning of period	64,261	49,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,096	$64,553

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2003

1.                                       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive income consists of net income and foreign currency translation adjustments and totaled $4.6 million and $9.3 million for the first quarters of fiscal 2004 and 2003, respectively.

2.                                       RELATED PARTY TRANSACTIONS

The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trusts (Marital Trusts), Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley to commence a tender offer to purchase all of the outstanding Class B Common Shares at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

Under the agreement, the Trusts, the Jane R. McGinley Trust, James McGinley, Margaret J. McGinley and Robert McGinley were obligated to tender all of their Class B Common Shares in the offer. This represented an aggregate of 931,759 Class B Common Shares, or 85.7% of the then outstanding Class B Common Shares. The agreement provided that either the Company or the Trusts could terminate the agreement if the tender offer is not completed on or prior to May 31, 2003 provided that the party purporting to terminate was not the cause of the failure to be completed by such time.

On July 3, 2003, Dura Automotive Systems, Inc. (Dura) announced that it planned to commence a tender offer for all of the outstanding Class B Common Stock of the Company at a price of $23.00 per share in cash.  The tender offer, which commenced on July 8, 2003, was subject to certain conditions, including a majority of the Company’s Class B shares being tendered and not withdrawn and the holders of Class B Common Stock continuing to have the right to elect directors representing up to approximately 75 percent of the Company’s board of directors.

On July 14, 2003, the William J. McGinley Marital Trusts gave notice of termination of the Agreement dated August 19, 2002, as amended December 26, 2002.

As of July 18, 2003, the Company entered into an agreement with the Marital Trusts, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will be converted into new Methode common stock (the “Merger).   The Merger is subject to approval by the affirmative vote of a majority of the Company’s outstanding shares, and certain other conditions.

On August 5, 2003 Dura amended its offer (Revised Offer) to, among other things, increase the offering price to $50 per share, fund a special distribution of $0.35 per share to the holders of the Class A Common Shares, and support the payment to holders of Class A Common Shares of an additional $0.26 dividend from the Company’s own funds.  After careful consideration, including a review of the Revised Offer with the Company’s independent financial and legal advisors, the Board of Directors determined to recommend that the holders of Class B Common Shares not tender their shares into the offer.  This offer has been extended twice and will expire on September 16, 2003, if not further extended.

3.                                       INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets (in thousands):

	July 31, 2003
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$19,025	$1,710	$17,315
Patents	7,255	1,243	6,012
Covenants not to compete	2,100	816	1,284
Total	$28,380	$3,769	$24,611

	April 30, 2003
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$18,993	$996	$17,997
Patents	7,255	1,156	6,099
Covenants not to compete	2,100	738	1,362
Total	$28,348	$2,890	$25,458

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2004	$3,876
2005	4,150
2006	4,182
2007	3,947
2008	3,180

4.                                       RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003.

5.                                       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2003	2002
	(in thousands, except per share amounts)
Numerator - net income	$4,291	$4,583
Denominator:
Denominator for basic earnings per Share - weighted-average shares	36,106	36,142
Dilutive potential common shares - employee stock awards/options	228	300
Denominator for diluted earnings per Share - adjusted weighted-average shares and assumed conversions	36,334	36,442

Basic and diluted earnings per share	$0.12	$0.13

Options to purchase 1,181,188 shares of Class A common stock at a weighted average option price of $12.41 per share were outstanding at July 31, 2003, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Class A common stock and, therefore, the effect would be antidilutive.

Effective April 30, 2003, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation cost related to stock options granted has been recognized in the Company’s Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock option plans outstanding during the periods presented:

	Three Months Ended July 31,
	2003	2002
Net income:
As reported	$4,291	$4,583
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(350)	(344)
Pro forma	$3,941	$4,239
Basic and diluted earnings per share:
As reported	$0.12	$0.13
Pro forma	0.11	0.12

6.                                       SEGMENT INFORMATION

Methode Electronics, Inc. is a global manufacturer of component and subsystem devices.  The Company designs, manufactures and markets devices employing electrical, electronic, wireless, sensing and optical technologies.  Methode’s components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets.

The Company reports three business segments: Electronic, Optical and Other.  The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals.  The business units whose results are identified in the Optical segment principally employ light to control and convey signals.  The Company’s business that manufactures bus systems as well as its independent laboratories, which provide services for qualification testing and certification of electronic and optical components, are included in the Other segment.

The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

The table below presents information about the Company’s reportable segments (in thousands):

	Three Months Ended July 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$68,687	$3,818	$5,452	$—	$77,957
Transfers between technology segments	—	—	66	(66)	—
Total net sales	$68,687	$3,818	$5,518	$(66)	$77,957

Income (loss) before income taxes	$8,357	$(91)	$582		$8,848
Corporate expenses, net					(2,582)
Total income before income taxes					$6,266

	Three Months Ended July 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$72,156	$5,036	$2,849	$—	$80,041
Transfers between technology segments	—	—	27	(27)	—
Total net sales	$72,156	$5,036	$2,876	$(27)	$80,041

Income (loss) before income taxes	$9,335	$(91)	$(43)		$9,201
Corporate expenses, net					(2,468)
Total income before income taxes					$6,733

7.                                       RESTRUCTURING

In the fourth quarter of fiscal 2002, in response to the weak economic conditions in the telecommunications and computer sectors, the Company implemented a restructuring plan in an effort to better align the Company’s operations with industry conditions.  The restructuring included integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company’s domestic and foreign interconnect products group and closing the California and New Jersey manufacturing and distribution operations.  Accrued expenses, primarily lease obligations that run through July 31, 2004, related to this restructuring remaining in other accrued expenses on the Consolidated Balance Sheets were (in thousands):

Balance April 30, 2003	$267
Payments made	(63)
Balance July 31, 2003	$204

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

On September 13, 2002, a holder of 100 shares of Class A common stock filed a class action against Methode and certain of Methode’s directors on behalf of all holders of our Class A common stock and derivatively on behalf of Methode in the Court of Chancery of the State of Delaware. Plaintiff alleged in the Complaint that Methode’s directors breached their fiduciary duties of disclosure, care and loyalty by approving the agreement between Methode and the Trusts and the McGinley family members pursuant to which Methode agreed, among other things, to make a tender offer for the repurchase of all of our Class B common stock at a price of $20 per share.  Plaintiff further alleged in the Complaint that Methode’s board approved the tender offer for the repurchase of our Class B common stock, caused Methode to enter into certain employment agreements with Methode’s chairman of the board and certain of its officers and failed to disclose and misrepresented certain information in connection with Methode’s 2002 proxy statement, as part of a scheme to entrench the incumbent board and management.  Additionally, Plaintiff alleged in the Complaint that Methode’s directors, by approving the repurchase of the Class B common stock, diverted a corporate opportunity to receive a control premium away from Methode and the Class A stockholders. Plaintiff sought, among other things, to enjoin the repurchase of the Class B common stock, as well as other equitable relief.

On March 17, 2003, following the December 26, 2002 amendment of the original agreement between Methode and the Trusts and the McGinley family members to require a vote of the Class A common stockholders, the parties in this litigation entered into a memorandum of understanding providing for the settlement of this litigation. Pursuant to the terms of the memorandum of understanding, Methode agreed, among other things, that: (i) it would only proceed with the planned Methode tender offer if it is approved by the affirmative vote of the holders of shares having a majority of the shares of Class A common stock present or represented by proxy at the special meeting (excluding shares held by the Trusts and the McGinley family members); (ii) it would make certain revisions to the disclosures in the proxy statement in connection with the special meeting to approve the making of the planned Methode tender offer as requested by Plaintiff; and (iii) it would declare a special dividend of $0.04 per share of Class A common stock within 60 days following consummation of the planned Methode tender offer. If the offer was not consummated, this special dividend would not be declared or paid.

On July 1, 2003, a Stipulation and Agreement of Compromise Settlement and Release (the “Original Settlement Agreement”) was executed by the parties. Counsel for the parties conferred on certain revisions to be made to the disclosures in our preliminary proxy statement filed with the Securities and Exchange Commission in connection with the special meeting for our Class A common stockholders to approve the making of the planned Methode tender offer, and agreed to certain additional information, which was disclosed in the definitive proxy statement filed with the Securities and Exchange Commission on June 10, 2003 and mailed to our stockholders on June 12, 2003.

On July 29, 2003, following the termination of the original agreement between Methode, the Trusts and the McGinley family members dated August 19, 2002, and amended December 26, 2002, and the execution of the agreement dated as of July 18, 2003 among Methode, the Trusts and the McGinley family members (the “McGinley Agreement”), the parties to the litigation entered into a stipulation and agreement of compromise, settlement and release (the “Settlement Agreement”) providing for the settlement of this litigation. Pursuant to the terms of the Settlement Agreement, Defendants agreed, among other things, that: (i) the amended agreement with the Trusts and the McGinley family members requiring the approval of the Class A common stockholders prior to making the planned tender offer by Methode was the result of this litigation and was a benefit to the Class A common stockholders and to Methode and its directors in responding to Dura’s offer and with respect to the decision to enter into the McGinley Agreement, (ii) Methode, acting through its board of directors, would declare and pay a special dividend of $0.04 per share of Class A common stock within 60 days following the acquisition of the balance of the shares of Class B common stock by merger or purchase. The Settlement Agreement also provides for the dismissal of this litigation with prejudice and release of all related claims against Methode and the director defendants.  The settlement as provided for in the Settlement Agreement is contingent upon, among other things, approval by the court.

There is no assurance that this settlement will have been approved by the court and finalized at the time the merger is scheduled to close.  In the event the settlement is not finalized and the litigation is still pending at such time, Methode currently intends to complete the merger.

On September 9, 2003, the Company was served with a purported class action complaint filed on behalf of certain holders of Methode’s Class B common stock in the Court of Chancery of the State of Delaware naming Methode, its directors and certain officers as defendants and alleging that the defendants breached their fiduciary duties with respect to the agreement dated as of July 18, 2003 among Methode, Marital Trust No. 1 and No. 2, each created under the William J. McGinley Trust, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley. The Company believes the allegations are without merit and intends to contest the action.

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

Results of Operations

The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,
	2003	2002
Income:
Net sales	100.0%	100.0%
Other	0.8	0.5
	100.8	100.5
Costs and expenses:
Cost of products sold	79.6	78.2
Selling and administrative expenses	12.7	12.4
Income From Operations	8.5	9.9
Interest, net	0.2	0.3
Other, net	(0.7)	(1.8)
Income Before Income Taxes	8.0	8.4
Income taxes	2.5	2.7
Net Income	5.5%	5.7%

Net sales.  First quarter consolidated net sales decreased 2.6% to $78.0 million in fiscal 2004 from $80.0 million in fiscal 2003.  Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2004 increased reported sales by $1.9 million in the first quarter of fiscal 2004.

Net sales of the Electronic segment, which represented 88.1% and 90.2% of consolidated net sales in fiscal 2004 and fiscal 2003, decreased to $68.7 million in fiscal 2004 from $72.2 million in fiscal 2003.  Translation of foreign sales using a weaker US dollar increased Electronic segment sales by $1.7 million in fiscal 2004.  Product sales to the automotive industry, which represented 84.9% and 82.6% of Electronic segment net sales in 2004 and 2003, decreased by 2.1% in fiscal 2004.  Year over year changes in foreign currency exchange rates had the effect of increasing reported sales to the automotive industry by 2.8% in fiscal 2004.  The net decline in sales reflects both price concessions given to major automotive customers and reduced shipments in the first quarter of 2004.  Shipments declined as many of the Company’s domestic automotive customers extended their plant shutdowns for model year changeovers this year, in order to adjust inventory levels.  The impact of these extended plant shutdowns was partially offset by increased shipments of sensor pads for passenger occupancy detection systems by Automotive Safety Technologies (AST) and increased automotive switch sales in Europe.  Net sales for the balance of the Electronic segment decreased 17.7% reflecting the continued weakness in the telecommunication market and increased competition from low cost Chinese manufacturers.

First quarter net sales of the Optical segment represented 4.9% of consolidated net sales in fiscal 2004 and 6.2% of consolidated net sales in fiscal 2003.  Optical segment net sales decreased 24.2% to $3.8 million in the first quarter of fiscal 2004 from $5.0 million in the first quarter of fiscal 2003.  Weakness in the telecommunication market continues to depress the Company’s Optical segment sales.  The majority of the sales decline was experienced by the Company’s European optical businesses caused by price erosion as a result of the continued slump in the telecommunication market, and reduced shipments due to excess inventory levels at a major optical cable customer.

Other segment net sales represented 7.0% of consolidated net sales in the first quarter of fiscal 2004 compared with 3.6% in the first quarter last year.  First quarter net sales of the Other segment almost doubled to $5.5 million in fiscal 2004 from $2.8 million in fiscal 2003, primarily due to new bus device product shipments and an expanded customer base for these products.

Other income.  Other income consisted primarily of earnings from the Company’s automotive joint venture, license fees, royalties, and in fiscal 2004, engineering design fees.  The increase in other income was primarily due to the design fees earned in the first quarter of fiscal 2004.

Cost of products sold.  Cost of products sold as a percentage of net sales was 79.6% in the first quarter of fiscal 2004 compared with 78.2% in the first quarter of fiscal 2003.

Gross margins of the Electronic segment decreased to 20.6% in the first quarter of fiscal 2004 from 22.2% in the first quarter of fiscal 2003.  The decline in gross margins was primarily due to the price concessions given to automotive customers that were not completely recovered by cost cutting programs, and the lower sales volume available to absorb fixed costs, due to the extended plant shutdown by automotive customers in the first quarter of fiscal 2004.

Gross margins of the Optical segment decreased to 17.5% in the fiscal 2004 first quarter from 19.0% in the fiscal 2003 first quarter.  The margin decline was primarily the result of the previously described price erosion and reduction in sales volume.

Gross margins of the Other segment increased to 21.2% in the first quarter of fiscal 2004 from 15.1% in the first quarter of fiscal 2003.  The margin improvement was primarily the result of the significantly higher sales volume available to absorb fixed costs.

Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 12.7% in the first quarter of fiscal 2004 and 12.4% in fiscal 2003.

Interest, net.  Interest income, net of interest expense decreased 33.9% in the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003.  Interest income declined due to sharply lower short-term interest rates partially offset by higher cash balances available for investment during the fiscal 2004 quarter.

Other, net.  Other, net consists primarily of currency exchange gains and losses at the Company’s foreign subsidiaries.  The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound and Czech koruna.  The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities.  Currency exchange losses were experienced by the Company’s foreign subsidiaries as a result of a weak U.S. dollar.

Income taxes.  The effective income tax rate in the first quarter was 31.5% in fiscal 2004 and 31.9% in fiscal 2003.  The effective rates for both fiscal 2004 and 2003 reflect the effect of lower tax rates on income from foreign operations.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operations was $18.0 million and $19.5 million in the first quarter of fiscal 2004 and 2003, respectively.  The decrease in cash provided by operations resulted from less cash provided by changes in operating assets due to a smaller reduction in accounts receivable balances and a reduction of payables during the first quarter of fiscal 2004.

Net cash provided by investing activities during the first quarter was $0.9 million for fiscal 2004 compared to a net use of cash of $5.2 million in fiscal 2003.  Net cash provided by investing activities included the collection of a $6.0 million note receivable from a related party in fiscal 2004.  Cash used in investing activities in fiscal 2004 included a $1.2 million contingent payment related to the acquisition of AST.  An additional $10.0 million of contingent cash consideration for this acquisition will be due in annual installments based on a percentage of AST’s annual sales.

Net cash used in financing activities during the first quarter was $17.1 million in fiscal 2004 and $1.5 million in fiscal 2003.  The Company paid $17.1 million for the purchase of 750,000 shares of its Class B shares in connection with its plan to eliminate its Class B common stock as described below. The Company paid cash dividends of $1.8 million in the first quarter of both fiscal 2004 and 2003 and received proceeds from the exercise of stock options of $1.4 million in fiscal 2004 and $0.3 million in fiscal 2003.

As of July 18, 2003, the Company entered into an agreement with the William J. McGinley Marital Trust No. 1, the William J. McGinley Marital Trust No. 2, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will remain outstanding (the “Merger”).  The Merger is subject to approval by the affirmative vote of a majority of the Company’s outstanding shares, and certain other conditions (see Notes 2 to the Condensed Consolidated Financial Statements).  Approximately $8.0 million of cash will be required to purchase the remaining Class B shares excluding fees and expenses to complete the merger.  The fees and expenses to complete the merger, substantially all of which will be expensed, may be significant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain of the Company’s foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s income before income taxes by $1.9 million and $1.7 million at July 31, 2003 and April 30, 2003, respectively.  The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars.  The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar.  The primary currencies to which the Company is exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s net foreign investments by $7.9 million and $7.7 million at July 31, 2003 and April 30, 2003, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including its Chairman and principal executive officer, its President and principal operating officer and its Vice President, Corporate Finance and principal financial officer, of its “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms.  As a result of this evaluation, the Company’s principal executive officer, principal operating officer and principal financial officer have concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective for their intended purposes.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                         OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On September 13, 2002, a holder of 100 shares of Class A common stock filed a class action against Methode and certain of Methode’s directors on behalf of all holders of our Class A common stock and derivatively on behalf of Methode in the Court of Chancery of the State of Delaware. Plaintiff alleged in the Complaint that Methode’s directors breached their fiduciary duties of disclosure, care and loyalty by approving the agreement between Methode and the Trusts and the McGinley family members pursuant to which Methode agreed, among other things, to make a tender offer for the repurchase of all of our Class B common stock at a price of $20 per share. Plaintiff further alleged in the Complaint that Methode’s board approved the tender offer for the repurchase of our Class B common stock, caused Methode to enter into certain employment agreements with Methode’s chairman of the board and certain of its officers and failed to disclose and misrepresented certain information in connection with Methode’s 2002 proxy statement, as part of a scheme to entrench the incumbent board and management. Additionally, Plaintiff alleged in the Complaint that Methode’s directors, by approving the repurchase of the Class B common stock, diverted a corporate opportunity to receive a control premium away from Methode and the Class A stockholders. Plaintiff sought, among other things, to enjoin the repurchase of the Class B common stock, as well as other equitable relief.

On March 17, 2003, following the December 26, 2002 amendment of the original agreement between Methode and the Trusts and the McGinley family members to require a vote of the Class A common stockholders, the parties in this litigation entered into a memorandum of understanding providing for the settlement of this litigation. Pursuant to the terms of the memorandum of understanding, Methode agreed, among other things, that: (i) it would only proceed with the planned Methode tender offer if it is approved by the affirmative vote of the holders of shares having a majority of the shares of Class A common stock present or represented by proxy at the special meeting (excluding shares held by the Trusts and the McGinley family members); (ii) it would make certain revisions to the disclosures in the proxy statement in connection with the special meeting to approve the making of the planned Methode tender offer as requested by Plaintiff; and (iii) it would declare a special dividend of $0.04 per share of Class A common stock within 60 days following consummation of the planned Methode tender offer. If the offer was not consummated, this special dividend would not be declared or paid.

On July 1, 2003, a Stipulation and Agreement of Compromise Settlement and Release (the “Original Settlement Agreement”) was executed by the parties. Counsel for the parties conferred on certain revisions to be made to the disclosures in our preliminary proxy statement filed with the Securities and Exchange Commission in connection with the special meeting for our Class A common stockholders to approve the making of the planned Methode tender offer, and agreed to certain additional information, which was disclosed in the definitive proxy statement filed with the Securities and Exchange Commission on June 10, 2003 and mailed to our stockholders on June 12, 2003.

On July 29, 2003, following the termination of the original agreement between Methode, the Trusts and the McGinley family members dated August 19, 2002, and amended December 26, 2002, and the execution of the agreement dated as of July 18, 2003 among Methode, the Trusts and the McGinley family members (the “McGinley Agreement”), the parties to the litigation entered into a stipulation and agreement of compromise, settlement and release (the “Settlement Agreement”) providing for the settlement of this litigation (for a description of the McGinley Agreement, see Financial Condition, Liquidity and Capital Resources in Methode’s Form 10-K filed with the Securities and Exchange Commission on July 29, 2003). Pursuant to the terms of the Settlement Agreement, Defendants agreed, among other things, that: (i) the amended agreement with the Trusts and the McGinley family members requiring the approval of the Class A common stockholders prior to making the planned tender offer by Methode was the result of this litigation and was a benefit to the Class A common stockholders and to Methode and its directors in responding to Dura’s offer and with respect to the decision to enter into the McGinley Agreement, (ii) Methode, acting through its board of directors, would declare and pay a special dividend of $0.04 per share of Class A common stock within 60 days following the acquisition of the balance of the shares of Class B common stock by merger or purchase. The Settlement Agreement also provides for the dismissal of this litigation with prejudice and release of all related claims against Methode and the director defendants. The settlement as provided for in the Settlement Agreement is contingent upon, among other things, approval by the court.

There is no assurance that this settlement will have been approved by the court and finalized at the time the merger is scheduled to close.  In the event the settlement is not finalized and the litigation is still pending at such time, Methode currently intends to complete the merger.

On September 9, 2003, the Company was served with a purported class action complaint filed on behalf of certain holders of Methode’s Class B common stock in the Court of Chancery of the State of Delaware naming Methode, its directors and certain officers as defendants and alleging that the defendants breached their fiduciary duties with respect to the agreement dated as of July 18, 2003 among Methode, Marital Trust No. 1 and No. 2, each created under the William J. McGinley Trust, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley. The Company believes the allegations are without merit and intends to contest the action.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits - See Index to Exhibits immediately following the signature page.

b)             Reports on Form 8-K

•                  On June 30, 2003, the Company filed a report on Form 8-K reporting that it had issued a press release to announce operating results for the fourth quarter and fiscal year ended April 30, 2003.

•                  On July 10, 2003, the Company filed a report on Form 8-K to report that its Board of Directors would meet to evaluate and respond to Dura Automotive’s (Nasdaq: DRRA) announcement of its planned unsolicited cash tender offer for Methode’s outstanding Class B stock, and that it adjourned its special meeting of eligible Class A stockholders, to reconvene on July 24, 2003.

•                  On July 14, 2003, the Company filed a report on Form 8-K reporting that the William J. McGinley Marital Trusts gave notice of termination of the Agreement dated August 19, 2002, as amended December 26, 2002, by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (the “Agreement”).

•                  On July 21, 2003, the Company filed a report on Form 8-K to report that it entered into an agreement with Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust (the “Trusts”), Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley which, when completed, will result in the redemption of its Class B stock and the elimination of the Company’s dual class structure.

•                  On July 24, 2003, the Company filed a report on Form 8-K to report that it cancelled its special meeting of eligible Class A stockholders scheduled to reconvene on July 24, 2003.

•                  On July 31, 2003, the Company filed a report on Form 8-K reporting that the Company reached a new settlement with the plaintiff of the September 13, 2002 Class A shareholder lawsuit with regards to the new agreement that the Company entered into with the William J. McGinley Marital Trusts and affiliated family members (the “McGinley Trusts”) announced on July 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:		/s/ Douglas A. Koman
Douglas A. Koman
Vice President, Corporate Finance
(principal financial officer)

Dated:	September 12, 2003.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (6)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (7)
10.1	Methode Electronics, Inc. Incentive Stock Award Plan (2)
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)
10.3	Methode Electronics, Inc. Capital Accumulation Plan (3)
10.4	Incentive Stock Award Plan for Non-Employee Directors (4)
10.5	Methode Electronics, Inc. 401(k) Savings Plan (4)
10.6	Methode Electronics, Inc. 401(k) Saving Trust (4)
10.7	Methode Electronics, Inc. 1997 Stock Plan (5)
10.8	Methode Electronics, Inc. 2000 Stock Plan (8)
10.9	Form of Agreement between Kevin J. Hayes and Registrant (9)
10.10	Form of Agreement between Horizon Farms, Inc. and Registrant (9)
10.11	Form of Agreement between William T. Jensen and Registrant (9)
10.12	Form of Agreement between Donald W. Duda and Registrant (10)
10.13	Form of Agreement between John R. Cannon and Registrant (10)
10.14	Form of Agreement between Robert J. Kuehnau and Registrant (10)
10.15	Form of Agreement between James F. McQuillen and Registrant (10)
10.16	Form of Agreement between Douglas A. Koman and Registrant (12)
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

10.21	Form of Agreement between Donald W. Duda and Registrant (15)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Amendment No. 2 to the Schedule 13E-3 filed on May 16, 2003, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.
(4)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(5)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.
(6)	Previously filed with Registrant’s Schedule 14D-9 filed on July 21, 2003, and incorporated herein by reference.
(7)	Previously filed with Registrant’s Form 8-K filed July 7, 2000, and incorporated herein by reference.
(8)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.
(9)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.
(10)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.
(11)	Previously filed with Registrant’s Form 8-K filed August 20, 2002, and incorporated herein by reference.
(12)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.
(13)	Previously filed with Registrant’s Form 8-K filed January 2, 2003, and incorporated herein by reference.
(14)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.
(15)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2003, and incorporated herein by reference.