Form 10-Q
period 2003-10-31
METHODE ELECTRONICS INC
filed 2003-12-15
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended October 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter.)

Delaware	36-2090085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(708) 867-6777

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

At December 5, 2003, Registrant had 35,435,461 shares of Class A Common Stock and 337,705 shares of Class B Common Stock outstanding.

INDEX

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             METHODE ELECTRONICS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS

             (in thousands)

	October 31, 2003	April 30, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61,334	$64,261
Accounts receivable, net	66,235	58,246
Inventories:
Finished products	8,297	6,895
Work in process	16,040	17,845
Materials	6,761	7,196
	31,098	31,936
Deferred income taxes	7,887	7,887
Prepaid expenses	4,221	4,965
Other current assets	—	7,868
TOTAL CURRENT ASSETS	170,775	175,163

PROPERTY, PLANT AND EQUIPMENT	239,168	229,586
Less allowance for depreciation	155,994	146,684
	83,174	82,902

GOODWILL, net	18,077	18,077
INTANGIBLE ASSETS, net	24,336	25,458
OTHER ASSETS	14,754	13,874

	$311,116	$315,474

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and notes payable	$24,830	$24,515
Other current liabilities	27,608	24,801
TOTAL CURRENT LIABILITIES	52,438	49,316

OTHER LIABILITIES	3,804	6,345
DEFERRED COMPENSATION	4,731	4,808
SHAREHOLDERS’ EQUITY
Common Stock	18,097	18,316
Paid in capital	38,573	36,584
Retained earnings	192,296	201,845
Other shareholders’ equity	1,177	(1,740)
	250,143	255,005

	$311,116	$315,474

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

INCOME
Net sales	$94,502	$96,823	$172,460	$176,864
Other	731	23	1,350	431

	95,233	96,846	173,810	177,295

COSTS AND EXPENSES
Cost of products sold	74,377	76,274	136,385	138,897
Selling and administrative expenses	11,520	11,907	21,432	21,845

	85,897	88,181	157,817	160,742

Income from operations	9,336	8,665	15,993	16,553

Interest, net	52	291	239	574
Other, net	38	221	(540)	(1,217)

Income before income taxes	9,426	9,177	15,692	15,910
Income taxes	2,970	3,000	4,945	5,150

NET INCOME	$6,456	$6,177	$10,747	$10,760

Basic and diluted earnings per common share	$0.18	$0.17	$0.30	$0.30

Cash dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average number of common shares outstanding:
Basic	35,714	36,168	35,945	36,154
Diluted	36,032	36,360	36,219	36,400

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended October 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$10,747	$10,760
Provision for depreciation and amortization	10,078	7,898
Changes in operating assets and liabilities	(2,846)	8,705
Other	103	13

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,082	27,376
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,378)	(8,612)
Payments for acquired businesses	(1,956)	—
Collection of note receivable from a related party	6,000	—
Other	3	(669)

NET CASH USED IN INVESTING ACTIVITIES	(3,331)	(9,281)

FINANCING ACTIVITIES
Purchase and retirement of Class B shares	(17,063)	—
Options exercised	2,144	329
Dividends	(3,608)	(3,618)
Other	(78)	—

NET CASH USED IN FINANCING ACTIVITIES	(18,605)	(3,289)

Effect of foreign exchange rate changes on cash	927	1,737

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,927)	16,543

Cash and cash equivalents at beginning of period	64,261	49,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,334	$66,445

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2003

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive income consists of net income and foreign currency translation adjustments and totaled $9.1 million and $6.5 million for the second quarters of fiscal 2004 and 2003, respectively, and $13.7 million and $15.8 million for the six months ended October 31, 2003 and 2002, respectively.

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

Under the agreement, the Trusts, the Jane R. McGinley Trust, James McGinley, Margaret J. McGinley and Robert McGinley were obligated to tender all of their Class B Common Shares in the offer. This represented an aggregate of 931,759 Class B Common Shares, or 85.7% of the then outstanding Class B Common Shares. The agreement provided that either the Company or the Trusts could terminate the agreement if the tender offer was not completed on or prior to May 31, 2003 provided that the party purporting to terminate was not the cause of the failure to be completed by such time.

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

As of July 18, 2003, the Company entered into an agreement with the Marital Trusts, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will be converted into new Methode common stock (the “Merger).   The Merger is subject to approval by the affirmative vote of a majority of the Company’s outstanding shares at a special shareholders’ meeting to be held on January 8, 2004.

On August 5, 2003 Dura amended its offer (Revised Offer) to, among other things, increase the offering price to $50 per share, fund a special distribution of $0.35 per share to the holders of the Class A Common Shares, and support the payment to holders of Class A Common Shares of an additional $0.26 dividend from the Company’s own funds.  After careful consideration, including a review of the Revised Offer with the Company’s independent financial and legal advisors, the Board of Directors determined to recommend that the holders of Class B Common Shares not tender their shares into the offer.  This offer expired on November 17, 2003.

3.             INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets (in thousands):

	October 31, 2003
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$19,025	$2,423	$16,602
Patents	7,957	1,375	6,582
Covenants not to compete	2,100	948	1,152
Total	$29,082	$4,746	$24,336

	April 30, 2003
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$18,993	$996	$17,997
Patents	7,255	1,156	6,099
Covenants not to compete	2,100	738	1,362
Total	$28,348	$2,890	$25,458

The estimated aggregate amortization expense for each of the five fiscal years subsequent to 2003 is as follows (in thousands):

2004	$3,884
2005	4,194
2006	4,225
2007	3,991
2008	3,225

5.             EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Numerator - net income	$6,456	$6,177	$10,747	$10,760

Denominator:
Denominator for basic earnings per share-weighted-average shares	35,714	36,168	35,945	36,154
Dilutive potential common shares- employee stock options	318	192	274	246
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,032	36,360	36,219	36,400

Basic and diluted earnings per share	$.18	$.17	$.30	$.30

Options to purchase 663,086 shares of Class A common stock at a weighted average option price of $13.19 per share were outstanding at October 31, 2003, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Class A common stock and, therefore, the effect would be antidilutive.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock options outstanding during the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income:
As reported	$6,456	$6,177	$10,747	$10,760
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(465)	(416)	(814)	(760)
Pro forma	$5,991	$5,761	$9,933	$10,000
Earnings per share:
As reported – basic and diluted	$0.18	$0.17	$0.30	$0.30
Pro forma:
Basic	0.17	0.16	0.28	0.28
Diluted	0.17	0.16	0.27	0.27

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

The table below presents information about the Company’s reportable segments (in thousands):

	Three Months Ended October 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$84,533	$4,987	$4,982	$—	$94,502
Transfers between technology segments	1	—	158	(159)	—
Total net sales	$84,534	$4,987	$5,140	$(159)	$94,502

Income before income taxes	$12,218	$347	$633		$13,198
Corporate expenses, net					(3,772)
Total income before income taxes					$9,426

	Three Months Ended October 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$87,822	$5,191	$3,810	$—	$96,823
Transfers between technology segments	—	—	97	(97)	—
Total net sales	$87,822	$5,191	$3,907	$(97)	$96,823

Income before income taxes	$11,601	$74	$85		$11,760
Corporate expenses, net					(2,583)
Total income before income taxes					$9,177

	Six Months Ended October 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$153,220	$8,805	$10,435	$—	$172,460
Transfers between technology segments	1	—	224	(225)	—
Total net sales	$153,221	$8,805	$10,659	$(225)	$172,460

Income before income taxes	$20,578	$256	$1,215		$22,049
Corporate expenses, net					(6,357)
Total income before income taxes					$15,692

	Six Months Ended October 31, 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$159,977	$10,227	$6,660	$—	$176,864
Transfers between technology segments	—	—	124	(124)	—
Total net sales	$159,977	$10,227	$6,784	$(124)	$176,864

Income (loss) before income taxes	$20,868	$(17)	$41		$20,892
Corporate expenses, net					(4,982)
Total income before income taxes					$15,910

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

Balance April 30, 2003	$267
Payments made	(121)
Balance October 31, 2003	$146

8.             PENDING LITIGATION

Certain litigation arising in the normal course of business is pending against the Company.  The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product issues, employment-related matters and environmental matters.  Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available at the time, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial statements of the Company.

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

On July 29, 2003, following the termination of the original agreement between Methode, the Trusts and the McGinley family members dated August 19, 2002, and amended December 26, 2002, and the execution of the agreement dated as of July 18, 2003 among Methode, the Trusts and the McGinley family members (the “McGinley Agreement”), the parties to the litigation entered into a stipulation and agreement of compromise, settlement and release (the “Settlement Agreement”) providing for the settlement of this litigation. Pursuant to the terms of the Settlement Agreement, Defendants agreed, among other things, that: (i) the amended agreement with the Trusts and the McGinley family members requiring the approval of the Class A common stockholders prior to making the planned tender offer by Methode was the result of this litigation and was a benefit to the Class A common stockholders and to Methode and its directors in responding to Dura’s offer and with respect to the decision to enter into the

McGinley Agreement, and (ii) Methode, acting through its board of directors, would declare and pay a special dividend of $0.04 per share of Class A common stock within 60 days following the acquisition of the balance of the shares of Class B common stock by merger or purchase. The Settlement Agreement also provides for the dismissal of this litigation with prejudice and release of all related claims against Methode and the director defendants.  The Court approved the settlement of this litigation in accordance with the terms of the Settlement Agreement on December 3, 2003.

On September 9, 2003, the Company was served with a purported class action complaint on behalf of certain holders of Methode’s Class B common stock in the Court of Chancery of the State of Delaware naming Methode, its directors and certain officers as defendants and alleging that the defendants breached their fiduciary duties with respect to the McGinley Agreement.  The Complaint sought, among other things, the entry of an order terminating and/or declaring void the McGinley Agreement and awarding unspecified damages and attorneys’ fees and costs.

On October 1, 2003, plaintiff filed an amended class action complaint, which, among other things, added a request for injunctive relief to preliminarily and permanently enjoin Methode from consummating the proposed merger or soliciting proxies related to the proposed merger.  On October 20, 2003, the court denied plaintiff’s motion for expedited proceedings and refused to schedule a hearing on plaintiff’s motion for a preliminary injunction.

The Company believes the allegations in the litigation are without merit, and all defendants have filed a motion to dismiss the action.

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

Results of Operations

The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.8	—	0.8	0.2
	100.8	100.0	100.8	100.2
Costs and expenses:
Cost of products sold	78.7	78.8	79.1	78.5
Selling and administrative expenses	12.2	12.3	12.4	12.4
Income From Operations	9.9	8.9	9.3	9.3
Interest, net	0.1	0.3	0.1	0.3
Other, net	—	0.2	-0.3	-0.7
Income Before Income Taxes	10.0	9.4	9.1	8.9
Income taxes	3.1	3.1	2.9	2.9
Net Income	6.9%	6.3%	6.2%	6.0%

Net sales.  Second quarter consolidated net sales decreased 2.4% to $94.5 million in fiscal 2004 from $96.8 million in fiscal 2003.  Consolidated net sales for the six-month period ended October 31, 2003 decreased 2.5% to $172.5 million from $176.9 million for the comparable period last year.  Customer tooling sales were $3.8 million and $3.9 million for the three-month and six-month periods ended October 31, 2003 compared with $7.9 million in both the three-month and six-month periods of fiscal 2003.

Electronic segment net sales represented 89.5% and 88.8% of consolidated net sales for the quarter and six months ended October 31, 2003 compared with 90.7% and 90.5% for the comparable periods last year.  Net sales of the Electronic segment decreased 3.7% to $84.5 million in the second quarter of fiscal 2004 from $87.8 million in fiscal 2003.  Electronic segment net sales for the six months ended October 31, 2003 decreased 4.2% to $153.2 million from $160.0 million for the same period last year.  Net product sales to the automotive industry, which represented 84.3% of the Electronic segment net product sales in the second quarter and 84.6% for the six months ended October 31, 2003, up from 82.8% and 82.7% in the comparable periods last year, increased 2.9% for the quarter and 0.5% for the six months ended October 31, 2003 compared with the comparable periods last year.  Strong sales growth at the Company’s Automotive Safety Technology (AST) business and European Automotive Electronics Controls group offset the decline in unit sales experienced by the Company’s traditional North American automotive customers in both the three-month and six-month periods of fiscal 2004.  The net decline in sales to North American automotive customers reflects both price concessions and reduced shipments in fiscal 2004.  Many of the Company’s domestic automotive customers extended their plant shutdowns for model year changeovers in July this year in order to adjust inventory levels, which reduced the Company’s sales for the six-month period.  Sales for the balance of the Electronic segment for the second quarter and the six-month period ended October 31, 2003 were down 7.7% and 12.5%, respectively, compared to last year reflecting the continued weakness in the telecommunication market and increased competition from low cost Chinese manufacturers.

Optical segment net sales represented 5.3% and 5.1% of consolidated net sales for the quarter and six months ended October 31, 2003 compared with 5.4% and 5.8% for the comparable periods last year.  Net sales of the Optical segment for the second quarter of fiscal 2004 decreased 3.9% to $5.0 million from $5.2 million a year ago.  Net sales for the six-month period ended October 31, 2003 decreased 13.9% over the same period a year ago to $8.8 million from $10.2 million.  Weakness in the telecommunication market continues to depress the Company’s Optical segment sales.  The majority of the sales decline was experienced by the Company’s European optical businesses caused by price erosion as a result of the continued slump in the telecommunication market, and reduced shipments due to excess inventory levels at a major optical cable customer.

Net sales of the Other segment, principally current carrying bus devices and test laboratories increased 30.8% to $5.0 million in the second quarter of fiscal 2004 from $3.8 million in fiscal 2003.  Other segment net sales for the six-month period increased 56.7% to $10.4 million from $6.7 million last year.  The sales increase in this segment is primarily due to new bus device product shipments and an expanded customer base for these products.

Other income.  Other income consisted primarily of earnings from the Company’s automotive joint venture, license fees, royalties, and in fiscal 2004, engineering design fees.  Other income increased to $0.7 million in the second quarter of fiscal 2004 from $23,000 in the fiscal 2003 period.  Other income for the six-month period ended October 31, 2004 increased to $1.4 million from $0.4 million in the comparable period last year.  The increase in other income was primarily due to the design fees earned in fiscal 2004.  Other income in fiscal 2003 was reduced because the automotive joint venture experienced an operating loss in the second quarter due to quality issues, which the Company believes have been resolved.

Cost of products sold.  Cost of products sold, as a percentage of net sales, was 78.7% in the second quarter and 79.1% in the six-month period of fiscal 2004 compared with 78.8% and 78.5% for the second quarter and the six-month period ended October 31, 2002.

Gross margins on product sales of the Electronic segment decreased to 22.3% and 21.7% in the second quarter and six-month period of fiscal 2004 from 24.1% and 23.4% for the comparable periods last year.  The decline in gross margins was primarily due to price concessions given to automotive customers that were not completely recovered by cost cutting programs, and increased costs for the employee medical program in fiscal 2004.  Lower sales volume due to the extended plant shutdown by automotive customers in the first quarter of fiscal 2004 also contributed to the margin decline.

Gross margins of the Optical segment increased to 23.7% in the second quarter and 21.0% in the six-month period ended October 31, 2003 from 19.1% in both the second quarter and six-month period in fiscal 2003.  The margin improvement was primarily due to final purchases by a customer re-sourcing its business to a low cost Chinese manufacturer, a reduction in staff at our United Kingdom facility and the introduction of two new products at our facility in the Czech Republic.

Gross margins of the Other segment improved to 24.4% in the second quarter and 22.7% in the six-month period of fiscal 2004 from 15.4% in the prior year second quarter and 15.3% in the six-month period of fiscal 2003.  The margin improvement was primarily the result of the increased sales volume of bus device products with lower incremental fixed costs.

Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 12.2% and 12.4% for the quarter and six-month period in fiscal 2004 compared to 12.3% and 12.4% for the comparable periods of fiscal 2003.

Interest, net.  Interest income, net of interest expense declined 82.1% in the second quarter and 58.4% in the six-month period of fiscal 2004 compared with fiscal 2003.  Interest income declined due to sharply lower short-term interest rates during fiscal 2004 and the June 30, 2003 maturity of the $6 million note receivable from a related party that accrued interest at 5.25% during fiscal 2003 and the first two months of fiscal 2004.  Interest expense in fiscal 2004 included the commitment fee on the Company’s $30 million credit facility, which was not incurred during the fiscal 2003 periods.

Other, net.  Other, net consists primarily of currency exchange gains and losses at the Company’s foreign subsidiaries.  The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound and Czech koruna.  The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars and Euros, creating exchange rate sensitivities.  Currency exchange losses were experienced by the Company’s foreign subsidiaries as a result of a weak U.S. dollar.

Income taxes.  The effective income tax rate was 31.5% in both the second quarter and the six-month period of fiscal 2004 compared with 32.7% in the second quarter and 32.4% in the six-month period of fiscal 2003.  The effective rates for both fiscal 2004 and fiscal 2003 reflect the effect of lower tax rates on income from foreign operations.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operations was $18.1 million and $27.4 million in the first six months of fiscal 2004 and 2003, respectively.  The decrease in cash provided by operations was primarily the result of increased working capital requirements to support increased volumes at the Company’s AST business and European Automotive Electronics Controls group.

Net cash used in investing activities during the first six months of fiscal 2004 was $3.3 million compared with $9.3 million for the fiscal 2003 period.  The reduction of net cash used in investing activities was primarily due to the collection of a $6.0 million note receivable from a related party in fiscal 2004.  Cash used in investing activities in fiscal 2004 included a $1.2 million contingent payment related to the acquisition of AST.  Up to an additional $10.0 million of contingent cash consideration for this acquisition will be due in annual installments based on a percentage of AST’s annual sales.

Net cash used in financing activities during the first six months was $18.6 million in fiscal 2004 and $3.3 million in fiscal 2003.  The Company paid $17.1 million for the purchase of 750,000 shares of its Class B shares in connection with its plan to eliminate its Class B common stock as described below.  The Company paid cash dividends of $3.6 million in the six-month period of both fiscal 2004 and 2003 and received proceeds from the exercise of stock options of $2.1 million in fiscal 2004 and $0.3 million in fiscal 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain of the Company’s foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s income before income taxes by $2.4 million and $1.7 million at October 31, 2003 and April 30, 2003, respectively.  The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars.  The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar.  The primary currencies to which the Company is exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s net foreign investments by $8.4 million and $7.7 million at October 31, 2003 and April 30, 2003, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including its Chairman (principal executive officer), its President (principal operating officer) and its Vice President, Corporate Finance (principal financial officer), of its “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms.  As a result of this evaluation, the Company’s principal executive officer, principal operating officer and principal financial officer have concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective for their intended purposes.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no corrective actions with regard to significant deficiencies and material weaknesses during the fiscal quarter covered by this report.

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Litigation relating to the Class A common stock

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

On July 29, 2003, following the termination of the original agreement between Methode, the Trusts and the McGinley family members dated August 19, 2002, and amended December 26, 2002, and the execution of the agreement dated as of July 18, 2003 among Methode, the Trusts and the McGinley family members (the “McGinley Agreement”), the parties to the litigation entered into a stipulation and agreement of compromise, settlement and release (the “Settlement Agreement”) providing for the settlement of this litigation (for a description of the McGinley Agreement, see Financial Condition, Liquidity and Capital Resources in Methode’s Form 10-K filed with the Securities and Exchange Commission on July 29, 2003). Pursuant to the terms of the Settlement Agreement, Defendants agreed, among other things, that: (i) the amended agreement with the Trusts and the McGinley family members requiring the approval of the Class A common stockholders prior to making the planned tender offer by Methode was the result of this litigation and was a benefit to the Class A common stockholders and to Methode and its directors in responding to Dura’s offer and with respect to the decision to enter into the McGinley Agreement, and (ii) Methode, acting through its board of directors, would declare and pay a special dividend of $0.04 per share of Class A common stock within 60 days following the acquisition of the balance of the shares of Class B common stock by merger or purchase. The Settlement Agreement also provides for the dismissal of this litigation with prejudice and release of all related claims against Methode and the director defendants.  The Court approved the settlement of this litigation in accordance with the terms of the Settlement Agreement on December 3, 2003.

Litigation relating to the Class B common stock

On September 9, 2003, the Company was served with a purported class action complaint on behalf of certain holders of Methode’s Class B common stock in the Court of Chancery of the State of Delaware naming Methode, its directors and certain officers as defendants and alleging that the defendants breached their fiduciary duties with respect to the McGinley Agreement.  The Complaint sought, among other things, the entry of an order terminating and/or declaring void the McGinley Agreement and awarding unspecified damages and attorneys’ fees and costs.

On October 1, 2003, plaintiff filed an amended class action complaint, which, among other things, added a request for injunctive relief to preliminarily and permanently enjoin Methode from consummating the proposed merger or soliciting proxies related to the proposed merger.  On October 20, 2003, the court denied plaintiff’s motion for expedited proceedings and refused to schedule a hearing on plaintiff’s motion for a preliminary injunction.

The Company believes the allegations in the litigation are without merit, and all defendants have filed a motion to dismiss the action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits- - See Index to Exhibits immediately following the signature page.

	b)	Reports on Form 8-K

•

On August 4, 2003, the Company filed a report on Form 8-K reporting that on July 31, 2003, Dura Automotive Systems, Inc. (“Dura”) delivered a letter to the Company’s Board of Directors, which stated that Dura may modify its tender offer for the outstanding shares of the Company’s Class B Stock, and that on August 1, 2003, the Company issued a press release announcing that Dura’s letter would be evaluated by the Methode Board of Directors.

•

On September 11, 2003, the Company filed a report on Form 8-K to report that the Company was served with a purported class action complaint filed on behalf of certain holders of Methode’s Class B Common Stock in the Court of Chancery of the State of Delaware naming Methode, its directors and certain officers as defendants and alleging that the defendants breached their fiduciary duties with respect to the agreement dated as of July 18, 2003 among Methode, Marital Trust No. 1 and No. 2, each created under the William J. McGinley Trust, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley.

•

On October 3, 2003, the Company filed a report on Form 8-K reporting that the Company was served with an amended purported class action complaint filed on behalf of certain holders of Methode’s Class B Common Stock in the Court of Chancery of the State of Delaware naming Methode, its directors and certain officers as defendants and alleging that the defendants breached their fiduciary duties with respect to the agreement dated as of July 18, 2003 among Methode, Marital Trust No. 1 and No. 2, each created under the William J. McGinley Trust, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley. The amended complaint seeks an order declaring the July 18 Agreement invalid, injunctive relief and other relief.

•

On October 20, 2003, the Company filed a report on Form 8-K to report that on and as of October 16, 2003, James W. McGinley and Robert R. McGinley resigned from the Board of Directors of Methode Electronics, Inc. Their resignations do not affect their obligations under the agreement between the McGinley family trusts and the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

		By:	/s/	Douglas A. Koman
Douglas A. Koman
Vice President, Corporate Finance
(principal financial officer)

Dated:	December 12, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (6)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Form of Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant (7)
4.3	Amendment to Rights Agreement between ChaseMellon Shareholder Services LLC and Registrant
10.1	Methode Electronics, Inc. Incentive Stock Award Plan (2)
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)
10.3	Methode Electronics, Inc. Capital Accumulation Plan (3)
10.4	Incentive Stock Award Plan for Non-Employee Directors (4)
10.5	Methode Electronics, Inc. 401(k) Savings Plan (4)
10.6	Methode Electronics, Inc. 401(k) Saving Trust (4)
10.7	Methode Electronics, Inc. 1997 Stock Plan (5)
10.8	Methode Electronics, Inc. 2000 Stock Plan (8)
10.9	Form of Agreement between Horizon Farms, Inc. and Registrant (9)
10.10	Form of Agreement between William T. Jensen and Registrant (9)
10.11	Form of Agreement between Donald W. Duda and Registrant (10)
10.12	Form of Agreement between John R. Cannon and Registrant (10)
10.13	Form of Agreement between Robert J. Kuehnau and Registrant (10)
10.14	Form of Agreement between James F. McQuillen and Registrant (10)
10.15	Form of Agreement between Douglas A. Koman and Registrant (12)
10.16

Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (11)

10.17	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (14)
10.18

Amendment to Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (13)

10.19

Agreement dated as of July 18, 2003 by and among Methode Electronics, Inc. and Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust, Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley (6)

10.20	Form of Agreement between Donald W. Duda and Registrant (15)
10.21	Stipulation and Agreement of Compromise, Settlement and Release In re Methode Electronics, Inc. Shareholders Litigation, Civil Action No. 19899, dated July 30, 2003 (16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Amendment No. 2 to the Schedule 13E-3 filed on May 16, 2003, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.
(4)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.
(6)	Previously filed with Registrant’s Schedule 14D-9 filed on July 21, 2003, and incorporated herein by reference.
(7)	Previously filed with Registrant’s Form 8-K filed July 7, 2000, and incorporated herein by reference.
(8)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.
(9)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.
(10)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.
(11)	Previously filed with Registrant’s Form 8-K filed August 20, 2002, and incorporated herein by reference.
(12)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.
(13)	Previously filed with Registrant’s Form 8-K filed January 2, 2003, and incorporated herein by reference.
(14)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.
(15)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2003, and incorporated herein by reference.
(16)	Previously filed with Registrant’s Amendment No. 5 to Schedule 13E-3 filed on September 8, 2003,and incorporated herein by reference.