Form 10-Q
period 2004-01-31
METHODE ELECTRONICS INC
filed 2004-03-15
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)	☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2004

or

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

At March 5, 2004, Registrant had 35,481,759 shares of common stock outstanding.

INDEX

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31, 2004	April 30, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$60,543	$64,261
Accounts receivable, net	58,768	58,246
Inventories:
Finished products	7,711	6,895
Work in process	18,469	17,845
Materials	7,109	7,196
	33,289	31,936
Deferred income taxes	7,985	7,887
Prepaid expenses	4,259	4,965
Other current assets	—	7,868
TOTAL CURRENT ASSETS	164,844	175,163

PROPERTY, PLANT AND EQUIPMENT	249,917	229,586
Less allowance for depreciation	163,326	146,684
	86,591	82,902

GOODWILL, net	18,657	18,077
INTANGIBLE ASSETS, net	23,486	25,458
OTHER ASSETS	13,647	13,874

	$307,225	$315,474

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and notes payable	$23,271	$24,515
Other current liabilities	30,278	24,801
TOTAL CURRENT LIABILITIES	53,549	49,316

OTHER LIABILITIES	3,887	6,345
DEFERRED COMPENSATION	4,310	4,808
SHAREHOLDERS’ EQUITY
Common stock	17,948	18,316
Paid in capital	39,042	36,584
Retained earnings	181,419	201,845
Other shareholders’ equity	7,070	(1,740)
	245,479	255,005

	$307,225	$315,474

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

INCOME
Net sales	$86,698	$92,061	$259,158	$268,925
Other	636	359	1,986	790

	87,334	92,420	261,144	269,715

COSTS AND EXPENSES
Cost of products sold	69,594	75,079	205,979	213,976
Selling and administrative expenses	14,721	10,025	36,153	31,870

	84,315	85,104	242,132	245,846

Income from operations	3,019	7,316	19,012	23,869

Interest, net	144	290	383	864
Other, net	(554)	(998)	(1,094)	(2,216)

Income before income taxes	2,609	6,608	18,301	22,517
Income taxes	1,235	2,150	6,180	7,300

NET INCOME	$1,374	$4,458	$12,121	$15,217

Basic and diluted earnings per common share	$0.04	$0.12	$0.34	$0.42

Cash dividends per common share:
Regular quarterly	$0.05	$0.05	$0.15	$0.15
Special (Note 7)	0.04	—	0.04	—

Weighted average number of common shares outstanding:
Basic	35,700	36,178	35,865	36,162
Diluted	36,045	36,421	36,163	36,407

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2004	2003

OPERATING ACTIVITIES
Net income	$12,121	$15,217
Provision for depreciation and amortization	15,608	11,805
Changes in operating assets and liabilities	4,068	12,459
Other	159	17

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,956	39,498
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,337)	(14,880)
Payments for acquired businesses	(2,072)	(12,257)
Collection of note receivable from a related party	6,000	—
Other	(128)	(626)

NET CASH USED IN INVESTING ACTIVITIES	(9,537)	(27,763)

FINANCING ACTIVITIES
Purchase and retirement of Class B shares	(25,788)	—
Options exercised	2,639	407
Dividends	(5,382)	(5,427)
Other	—	932

NET CASH USED IN FINANCING ACTIVITIES	(28,531)	(4,088)

Effect of foreign exchange rate changes on cash	2,394	3,590

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,718)	11,237

Cash and cash equivalents at beginning of period	64,261	49,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,543	$61,139

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2004

1.                                       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The following table presents details of the Company’s comprehensive income (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Net income	$1,374	$4,458	$12,121	$15,217
Translation adjustment	5,890	4,201	8,807	9,267
	$7,264	$8,659	$20,928	$24,484

2.                                       RELATED PARTY TRANSACTIONS

James W. McGinley and Robert R. McGinley were both members of the Company’s Board of Directors until their resignation in October 2003. James McGinley and Robert McGinley, together with their sister, Margaret J. McGinley, are special fiduciaries, co-trustees and beneficiaries of Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust (Marital Trusts).  The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley to commence a tender offer to purchase all of the outstanding Class B common stock at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

Under the agreement, the Marital Trusts, the Jane R. McGinley Trust, James McGinley, Margaret J. McGinley and Robert McGinley were obligated to tender all of their Class B common stock in the offer. This represented an aggregate of 931,759 shares of Class B common stock, or 85.7% of the then outstanding Class B common stock. The agreement provided that either the Company or the Marital Trusts could terminate the agreement if the tender offer was not completed on or prior to May 31, 2003 provided that the party purporting to terminate was not the cause of the failure to be completed by such time.

On July 3, 2003, Dura Automotive Systems, Inc. (Dura) announced that it planned to commence a tender offer for all of the outstanding Class B common stock of the Company at a price of $23.00 per share in cash.  The tender offer, which commenced on July 8, 2003, was subject to certain conditions, including a majority of the Company’s Class B common stock being tendered and not withdrawn and the holders of Class B common stock continuing to have the right to elect directors representing up to approximately 75 percent of the Company’s Board of Directors.

On July 14, 2003, the Marital Trusts gave notice of termination of the Agreement dated August 19, 2002, as amended December 26, 2002.

As of July 18, 2003, the Company entered into an agreement with the Marital Trusts, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”), pursuant to which the McGinley Family sold 750,000 shares of its Class B common stock to the Company for $22.75 per share and agreed to vote their remaining shares of Class B common stock in favor of a merger in which all then outstanding Class B common stock (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A common stock would be converted into new Methode common stock (the “Merger).  The Merger was approved by the affirmative vote of a majority of the Company’s outstanding shares at a special shareholders meeting held on January 8, 2004, and the Condensed Consolidated Balance Sheet at January 31, 2004 reflects the new capital structure of the Company.  The Company recorded a charge of $2.6 million ($1.8 million after tax) in the third quarter of 2004, primarily for legal, investment banking and other professional fees incurred in connection with the elimination of its dual class common stock structure and the unsolicited tender offer for its Class B common stock.

3.                                       RESTRUCTURING

In the third quarter of fiscal 2004, due in part to price erosion and lost sales to lower cost Eastern European and Asian suppliers, the Company adopted a restructuring plan to discontinue copper cable assembly operations at its Ireland facility in the third quarter and dispose of or close its United Kingdom optical cable assembly operation in the fourth quarter.  The Company recorded charges of $1.3 million related to the closing of the Ireland operation, consisting of involuntary severance of $0.7 million for termination of 34 employees, equipment write-offs of $0.3 million, inventory write-offs of $0.1 million, and lease and other obligations of $0.2 million.  The restructuring charges are classified in the fiscal 2004 Condensed Consolidated Statement of Income as cost of products sold ($1.2 million), and selling and administrative expenses ($0.1 million).

In the fourth quarter of fiscal 2002, in response to the weak economic conditions in the telecommunications and computer sectors, the Company implemented a restructuring plan in an effort to better align the Company’s operations with industry conditions.  The restructuring included integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company’s domestic and foreign interconnect products units and closing the California and New Jersey manufacturing and distribution operations.

Accrued expenses, primarily severance pay and lease obligations that run through July 31, 2004 related to restructurings, included in other current liabilities in the Condensed Consolidated Balance Sheets were (in thousands):

	Involuntary Severance	Lease and Other	Total
	(in thousands)

Balance April 30, 2003	$—	$267	$267
Payments made	—	(121)	(121)
Balance October 31, 2003	—	146	146
Provision	733	174	907
Payments made	(591)	(149)	(740)
Balance January 31, 2004	$142	$171	$313

4.                                       INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets other than goodwill (in thousands):

	January 31, 2004
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$19,025	$3,176	$15,849
Patents	8,074	1,484	6,590
Covenants not to compete	2,100	1,053	1,047
Total	$29,199	$5,713	$23,486

	April 30, 2003
	Gross	Accumulated Amortization	Net
Customer relationships and agreements	$18,993	$996	$17,997
Patents	7,255	1,156	6,099
Covenants not to compete	2,100	738	1,362
Total	$28,348	$2,890	$25,458

The estimated aggregate amortization expense for each of the five fiscal years subsequent to 2003 is as follows (in thousands):

2004	$3,917
2005	4,232
2006	4,264
2007	4,029
2008	3,262

5.                                       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Numerator - net income	$1,374	$4,458	$12,121	$15,217

Denominator:
Denominator for basic earnings per share-weighted-average shares	35,700	36,178	35,865	36,162
Dilutive potential common shares- employee stock options	345	243	298	245
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,045	36,421	36,163	36,407

Basic and diluted earnings per share	$.04	$.12	$.34	$.42

Options to purchase 594,501 shares of common stock at a weighted average option price of $13.14 per share were outstanding at January 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock options outstanding during the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income:
As reported	$1,374	$4,458	$12,121	$15,217
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(443)	(378)	(1,257)	(1,137)
Pro forma	$931	$4,080	$10,864	$14,080
Basic and diluted earnings per share:
As reported	$0.04	$0.12	$0.34	$0.42
Pro forma	0.03	0.11	0.30	0.39

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

The table below presents information about the Company’s reportable segments (in thousands):

	Three Months Ended January 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$75,963	$5,636	$5,193	$(94)	$86,698
Transfers between technology segments	(13)	—	(81)	94	—
Net sales to unaffiliated customers	$75,950	$5,636	$5,112	$—	$86,698

Segment income before income taxes	$7,731	$429	$720		$8,880
Corporate expenses, net					(6,271)
Income before income taxes					$2,609

	Three Months Ended January 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$83,405	$3,967	$4,751	$(62)	$92,061
Transfers between technology segments	—	—	(62)	62	—
Net sales to unaffiliated customers	$83,405	$3,967	$4,689	$—	$92,061

Segment income (loss) before income taxes	$9,143	$(649)	$169		$8,663
Corporate expenses, net					(2,055)
Income before income taxes					$6,608

	Nine Months Ended January 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$229,184	$14,441	$15,851	$(318)	$259,158
Transfers between technology segments	(14)	—	(304)	318	—
Net sales to unaffiliated customers	$229,170	$14,441	$15,547	$—	$259,158

Segment income before income taxes	$28,309	$685	$1,935		$30,929
Corporate expenses, net					(12,628)
Income before income taxes					$18,301

	Nine Months Ended January 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$243,382	$14,195	$11,533	$(185)	$268,925
Transfers between technology segments	—	—	(185)	185	—
Net sales to unaffiliated customers	$243,382	$14,195	$11,348	$—	$268,925

Segment income (loss) before income taxes	$30,010	$(666)	$210		$29,554
Corporate expenses, net					(7,037)
Income before income taxes					$22,517

7.                                       LITIGATION

Certain litigation arising in the normal course of business is pending against the Company.  The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, product issues, employment-related matters and environmental matters.  Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management based on the information available, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial statements of the Company.

On September 13, 2002, a holder of 100 shares of Class A common stock filed a class action against Methode and certain of Methode’s directors on behalf of all holders of the Company’s Class A common stock and derivatively on behalf of Methode in the Court of Chancery of the State of Delaware. Plaintiff alleged in the Complaint that Methode’s directors breached their fiduciary duties of disclosure, care and loyalty by approving the August 19, 2002 agreement between Methode and the Trusts and the McGinley family members pursuant to which Methode agreed, among other things, to make a tender offer for the repurchase of all of the Company’s Class B common stock at a price of $20 per share.  Plaintiff further alleged in the Complaint that Methode’s board approved the tender offer for the repurchase of its Class B common stock, caused Methode to enter into certain employment agreements with Methode’s Chairman of the Board and certain of its officers and failed to disclose and misrepresented certain information in connection with Methode’s 2002 proxy statement, as part of a scheme to entrench the incumbent Board and management.  Additionally, Plaintiff alleged in the Complaint that Methode’s directors, by approving the repurchase of the Class B common stock, diverted a corporate opportunity to receive a control premium away from Methode and the Class A stockholders. Plaintiff sought, among other things, to enjoin the repurchase of the Class B common stock, as well as other equitable relief.

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

On July 1, 2003, a Stipulation and Agreement of Compromise Settlement and Release (the “Original Settlement Agreement”) was executed by the parties. Counsel for the parties conferred on certain revisions to be made to the disclosures in the Company’s preliminary proxy statement filed with the Securities and Exchange Commission in connection with the special meeting for Class A common stockholders to approve the making of the planned Methode tender offer, and agreed to certain additional information, which was disclosed in the definitive proxy statement filed with the Securities and Exchange Commission on June 10, 2003 and mailed to stockholders on June 12, 2003.

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

Results of Operations

The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.7	0.4	0.8	0.3
	100.7	100.4	100.8	100.3
Costs and expenses:
Cost of products sold	80.3	81.6	79.5	79.6
Selling and administrative expenses	17.0	10.9	14.0	11.9
Income From Operations	3.4	7.9	7.3	8.8
Interest, net	0.2	0.3	0.1	0.3
Other, net	(0.6)	(1.1)	(0.4)	(0.8)
Income Before Income Taxes	3.0	7.1	7.0	8.3
Income taxes	1.4	2.3	2.4	2.7
Net Income	1.6%	4.8%	4.6%	5.6%

Net sales.  Third quarter consolidated net sales decreased 5.8% to $86.7 million in fiscal 2004 from $92.1 million in fiscal 2003.  Consolidated net sales for the nine-month period ended January 31, 2004 decreased 3.6% to $259.2 million from $268.9 million for the comparable period last year.  Translation of foreign subsidiary net sales using a weaker dollar increased reported sales by $0.9 million in the quarter and $2.3 million in the nine-month period ended January 31, 2004.  Customer tooling sales, which are primarily zero margin, were $3.8 million and $7.7 million for the three-month and nine-month periods ended January 31, 2004 compared with $7.9 million and $15.8 million in the three-month and nine-month periods of fiscal 2003.

Electronic segment net sales represented 87.6% and 88.4% of consolidated net sales for the quarter and nine months ended January 31, 2004 compared with 90.6% and 90.5% for the comparable periods last year.  Net sales of the Electronic segment decreased 8.9% to $75.9 million in the third quarter of fiscal 2004 from $83.4 million in fiscal 2003.  Electronic segment net sales for the nine months ended January 31, 2004 decreased 5.8% to $229.2 million from $243.4 million for the same period last year.  Net product sales to the automotive industry, which excludes customer tooling, represented 83.8% of the Electronic segment net product sales in the third quarter and 84.3% for the nine months ended January 31, 2004, up from 82.7% for both of the comparable periods last year, and decreased 2.9% for the quarter and 0.6% for the nine months ended January 31, 2004 compared with the comparable periods last year.  Strong sales growth at the Company’s Automotive Safety Technology (AST) business and European Automotive Electronics Controls group were somewhat offset by the decline in unit sales experienced by the Company’s traditional North American automotive customers in both the three-month and nine-month periods of fiscal 2004.  The net decline in sales to North American automotive customers in fiscal 2004 reflects both price concessions and reduced unit sales due to lost market share by these customers.  Many of the Company’s domestic automotive customers extended their plant shutdowns for model year changeovers in July this year in order to adjust inventory levels, which further reduced the Company’s sales for the nine-month period.  Sales for the balance of the Electronic segment for the third quarter and the nine-month period ended January 31, 2004 were down 10.4% and 11.8%, respectively, compared to last year reflecting the continued weakness in the telecommunication market and increased competition from low cost Eastern European and Asian manufacturers.  Price erosion and lost sales to lower cost Eastern European and Asian suppliers led to the Company’s decision to close its Ireland copper cable assembly business in the third quarter of fiscal 2004 resulting in a $1.3 million charge.  See Note 3 to the Condensed Consolidated Financial Statements for additional details.

Optical segment net sales represented 6.5% and 5.6% of consolidated net sales for the quarter and nine months ended January 31, 2004 compared with 4.3% and 5.3% for the comparable periods last year.  Net sales of the Optical segment for the third quarter of fiscal 2004 increased 42.1% to $5.6 million from $4.0 million a year ago.  Net sales for the nine-month period ended January 31, 2004 increased 1.7% over the same period a year ago to $14.4 million from $14.2 million.  Net sales at the Company’s domestic subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers more than doubled to $4.1 million in the quarter and increased 32.4% for the nine-month period to $9.7 million.  The sales increase at this business unit was attributable to general market improvement and the addition of a substantial new customer.  Net sales for the Company’s United Kingdom optical cable assembly operation fell more than 50% in both the quarter and nine-month period of fiscal 2004 due to the continued weakness in the telecommunication market, price erosion and lost sales to lower cost Eastern European and Asian suppliers.  Management has determined that the United Kingdom unit can not compete in this environment and, in January 2004, announced that it will take a charge of up to $1.2 million over its remaining 2004 fiscal year for the closing of this business unit.

Net sales of the Other segment, principally current-carrying bus devices and test laboratories increased 9.0% to $5.1 million in the third quarter of fiscal 2004 from $4.7 million in fiscal 2003.  Other segment net sales for the nine-month period increased 37.0% to $15.5 million from $11.3 million last year.  The sales increase in this segment is primarily due to new bus device product offerings and an expanded customer base for its products.

Other income.  Other income consisted primarily of earnings from the Company’s automotive joint venture, license fees, royalties and, in fiscal 2004, engineering design fees.  Other income increased to $0.6 million in the third quarter of fiscal 2004 from $0.4 million in the fiscal 2003 period.  Other income for the nine-month period ended January 31, 2004 increased to $2.0 million from $0.8 million in the comparable period last year.  The increase in other income was primarily due to the design fees earned in fiscal 2004.  Other income in fiscal 2003 was reduced because the automotive joint venture experienced an operating loss in the second quarter due to quality issues, which the Company believes have been resolved.

Cost of products sold.  Cost of products sold, as a percentage of net sales, was 80.3% in the third quarter and 79.5% in the nine-month period of fiscal 2004 compared with 81.6% and 79.6% for the third quarter and the nine-month period ended January 31, 2003.

Gross margins on product sales of the Electronic segment decreased to 20.4% and 21.3% in the third quarter and nine-month period of fiscal 2004 from 20.7% and 22.5% for the comparable periods last year.  The $1.1 million of costs charged to cost of sales in the third quarter of 2004 for the closing of the Ireland cable assembly operation, reduced the gross margins for the quarter and nine-month period by 1.7 and 0.5 percentage points, respectively.  The margin improvement for the quarter, after excluding the Ireland closing costs, was primarily the result of a change of mix, with the Company’s higher margin AST and Malta operations representing a larger component of the quarter’s net sales.  The decline in gross margins for the nine-month period was primarily due to the decline in unit sales experienced by the Company’s traditional North American automotive customers, price concessions given to automotive customers that were not completely recovered by cost cutting programs, and increased costs for the employee medical program in fiscal 2004.

Gross margins of the Optical segment increased to 24.4% in the third quarter and 22.4% in the nine-month period ended January 31, 2004 from 9.1% in the third quarter and 16.3% in the nine-month period in fiscal 2003.  The margin improvement was primarily due to the sales volume increase at the Company’s fiber optic cable custom installation operation.

Gross margins of the Other segment improved to 25.4% in the third quarter and 23.6% in the nine-month period of fiscal 2004 from 14.9% in the prior year third quarter and 15.1% in the nine-month period of fiscal 2003.  The margin improvement was primarily the result of the increased sales volume of bus device products with lower incremental fixed costs.

Selling and administrative expenses.  Selling and administrative expenses as a percentage of net sales were 17.0% and 14.0% for the quarter and nine-month period in fiscal 2004 compared to 10.9% and 11.9% for the comparable periods of fiscal 2003.  The third quarter of fiscal 2004 included $2.6 million related to the elimination of the Company’s dual class common stock structure and the unsolicited tender offer for its Class B shares.  In addition, fiscal 2004 included additional expenses incurred to support increased activity at AST and the European Automotive Electronics Controls group, and expenses associated with the start-up of operations in Shanghai, China.

Interest, net.  Interest income, net of interest expense, declined 50.3% in the third quarter and 55.7% in the nine-month period of fiscal 2004 compared with fiscal 2003.  Interest income declined due to significantly lower short-term interest rates during fiscal 2004 and the June 30, 2003 maturity of the $6 million note receivable from a related party that accrued interest at 5.25% during fiscal 2003 and the first two months of fiscal 2004.  Interest expense in fiscal 2004 included the commitment fee on the Company’s $30 million credit facility, which was put in place in the middle of the third quarter of fiscal 2003.

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

Income taxes.  The effective income tax rate was 47.3% in the third quarter and 33.8% in the nine-month period of fiscal 2004 compared with 32.5% in the third quarter and 32.4% in the nine-month period of fiscal 2003.  The effective income tax rate in fiscal 2004 was unusually high because tax benefits were not available for the charge for closing the Ireland operation and certain of the expenses related to the elimination of the Company’s dual class common stock structure.  Excluding these items, the effective income tax rate for both the quarter and nine-month period ended January 31, 2004 was 31.5%.   The effective rates for both fiscal 2004 and fiscal 2003 reflect the effect of lower tax rates on income from foreign operations.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operations was $32.0 million and $39.5 million in the first nine months of fiscal 2004 and 2003, respectively.  The decrease in cash provided by operations was primarily the result of increased working capital requirements to support increased volumes at the Company’s AST business and European Automotive Electronics Controls group.

Net cash used in investing activities during the first nine months of fiscal 2004 was $9.5 million compared with $27.8 million for the fiscal 2003 period, which included the $11.8 million acquisition of Kill & Bolton Associates International, Inc.  Net cash used in investing activities in fiscal 2004 was reduced by the collection of a $6.0 million note receivable from a related party.  Cash used in investing activities in fiscal 2004 included a $1.2 million contingent payment related to the acquisition of AST.  Up to an additional $10.0 million of contingent cash consideration for this acquisition will be due in annual installments based on a percentage of AST’s annual sales.

Net cash used in financing activities during the first nine months was $28.5 million in fiscal 2004 and $4.1 million in fiscal 2003.  The Company paid $25.8 million for the purchase of its Class B shares as described below.  The Company paid cash dividends of $5.4 million in the nine-month period of both fiscal 2004 and 2003 and received proceeds from the exercise of stock options of $2.6 million in fiscal 2004 and $0.4 million in fiscal 2003.

In July 2003, the Company entered into an agreement with the William J. McGinley Marital Trust No. 1, the William J. McGinley Marital Trust No. 2, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”), pursuant to which the McGinley Family sold 750,000 of its Class B Common Shares to the Company for $22.75 per share and agreed to vote their remaining Class B Common Shares in favor of a merger in which all then outstanding Class B Common Shares (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A Common Shares will remain outstanding (the “Merger”).  The Merger was approved by the affirmative vote of a majority of the Company’s outstanding shares on January 8, 2004, and the remaining Class B shares were redeemed and retired.  Pursuant to the settlement of litigation relating to the purchase of the Class B shares, a dividend totaling $1.4 million was paid on March 1, 2004 to the Company’s shareholders of record on January 18, 2004.

Other future capital requirements will depend on a number of factors, including the Company’s future net sales and the timing and rate of expansion of its business.  The Company believes its current cash balances together with the cash flow expected to be generated from its future operations and available credit facility will be sufficient to meet its cash needs for the next twelve months.

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  The Company’s business is highly dependent upon two large automotive customers and specific makes and models of automobiles.  Therefore, the Company’s financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns.  A significant portion of the balance of the Company’s business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change.  These industries are continuing to experience weak market conditions.  Other factors which may result in materially different results for future periods include actual growth in the Company’s various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission.  Any of these factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements.  The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain of the Company’s foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s income before income taxes by $1.9 million and $1.7 million at January 31, 2004 and April 30, 2003, respectively.  The Company also has foreign currency exposure arising from the translation of the Company’s net equity investment in its foreign subsidiaries to U.S. dollars.  The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar.  The primary currencies to which the Company is exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact the Company’s net foreign investments by $9.3 million and $7.7 million at January 31, 2004 and April 30, 2003, respectively.

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

PART II.                         OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Litigation relating to the Class A common stock

On September 13, 2002, a holder of 100 shares of Class A common stock filed a class action against Methode and certain of Methode’s directors on behalf of all holders of our Class A common stock and derivatively on behalf of Methode in the Court of Chancery of the State of Delaware. Plaintiff alleged in the Complaint that Methode’s directors breached their fiduciary duties of disclosure, care and loyalty by approving the August 19, 2002 agreement between Methode and the Trusts and the McGinley family members pursuant to which Methode agreed, among other things, to make a tender offer for the repurchase of all of our Class B common stock at a price of $20 per share. Plaintiff further alleged in the Complaint that Methode’s board approved the tender offer for the repurchase of our Class B common stock, caused Methode to enter into certain employment agreements with Methode’s chairman of the board and certain of its officers and failed to disclose and misrepresented certain information in connection with Methode’s 2002 proxy statement, as part of a scheme to entrench the incumbent board and management. Additionally, Plaintiff alleged in the Complaint that Methode’s directors, by approving the repurchase of the Class B common stock, diverted a corporate opportunity to receive a control premium away from Methode and the Class A stockholders. Plaintiff sought, among other things, to enjoin the repurchase of the Class B common stock, as well as other equitable relief.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          A Special Stockholders Meeting of the Company was held on January 8, 2004.

(c)          At the Special Stockholders Meeting, the Class A and Class B Stockholders (collectively referred to herein as the “Stockholders”) voted on the following uncontested matter.

Adoption of the Merger Agreement and approval of the merger pursuant to which each share of outstanding Class B common stock will be converted into the right to receive $23.55 in cash, without interest, and each share of outstanding Class A common stock will be converted into one share of new Methode common stock, as contemplated by the Merger Agreement.

The following was required (and received) for the adoption of the Merger Agreement and approval of the merger:  the affirmative vote of a majority of the outstanding shares of Class A common stock and Class B common stock voting together as a single class with each share of Class A common stock having one-tenth of a vote per share and each share of Class B common stock having one vote per share.

Class A and B Stockholders representing 77% of the total shares outstanding as of the record date voted together as follows:

Votes For	Votes Against	Abstain
2,979,886	16,474	5,330

No other items were voted on at the Special Stockholders Meeting or otherwise during the quarter.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits— See Index to Exhibits immediately following the signature page.

b)             Reports on Form 8-K

•                  On December 9, 2003, the Company filed a report on Form 8-K reporting that it had issued a press release to announce operating results for the first quarter of its fiscal year ending April 30, 2004.

•                  On December 9, 2003, the Company filed a report on Form 8-K reporting that it had issued a press release to announce operating results for the second quarter of its fiscal year ending April 30, 2004.

•                  On January 8, 2004, the Company filed a report on Form 8-K to report that the Company’s stockholders approved and the Company completed a merger pursuant to which each outstanding share of Class B common stock was converted into the right to receive $23.55 in cash, without interest, and each outstanding share of Class A common stock was converted into one share of new Methode common stock having one vote per share.  The Company also announced that the Board elected three new board members, declared dividends, adopted a new Stockholders Rights Plan, approved amendments to the company’s by-laws and set the record date for its 2003 fiscal year annual meeting.

•                  On January 9, 2004, the Company filed a report on Form 8-K to file a copy of its restated certificate of incorporation and a copy of its amended and restated by-laws.

•                  On January 23, 2004, the Company filed a report on Form 8-K to report that it will take an after tax charge over its remaining 2004 fiscal year of up to $0.12 per share. This charge will include approximately $1.8 million for costs associated with the recently completed merger to eliminate its Class B stock and the unsolicited tender offer for Methode’s Class B stock, and up to $2.5 million for the closing of two European manufacturing facilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:		/s/ Douglas A. Koman
Douglas A. Koman
Vice President, Corporate Finance
(principal financial officer)

Dated:	March 12, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (1)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)
4.2

Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (2)

10.1	Methode Electronics, Inc. Incentive Stock Award Plan (3)
10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)
10.3	Methode Electronics, Inc. Capital Accumulation Plan (4)
10.4	Incentive Stock Award Plan for Non-Employee Directors (5)
10.5	Methode Electronics, Inc. 401(k) Savings Plan (5)
10.6	Methode Electronics, Inc. 401(k) Saving Trust (5)
10.7	Methode Electronics, Inc. 1997 Stock Plan (6)
10.8	Methode Electronics, Inc. 2000 Stock Plan (7)
10.9	Form of Agreement between Horizon Farms, Inc. and Registrant (8)
10.10	Form of Agreement between William T. Jensen and Registrant (8)
10.11	Form of Agreement between Donald W. Duda and Registrant (9)
10.12	Form of Agreement between John R. Cannon and Registrant (9)
10.13	Form of Agreement between Robert J. Kuehnau and Registrant (9)
10.14	Form of Agreement between James F. McQuillen and Registrant (9)
10.15	Form of Agreement between Douglas A. Koman and Registrant (10)
10.16

Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (11)

10.17	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (12)
10.18

Amendment to Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (13)

10.19

Agreement dated as of July 18, 2003 by and among Methode Electronics, Inc. and Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust, Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley (14)

10.20	Form of Agreement between Donald W. Duda and Registrant (15)
10.21	Stipulation and Agreement of Compromise, Settlement and Release In re Methode Electronics, Inc. Shareholders Litigation, Civil Action No. 19899, dated July 30, 2003 (16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.
(5)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.
(7)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.
(8)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.
(9)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.
(10)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.
(11)	Previously filed with Registrant’s Form 8-K filed August 20, 2002, and incorporated herein by reference.
(12)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.
(13)	Previously filed with Registrant’s Form 8-K filed January 2, 2003, and incorporated herein by reference.
(14)	Previously filed with Registrant’s Schedule 14D-9 filed on July 21, 2003, and incorporated herein by reference.
(15)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2003, and incorporated herein by reference.
(16)	Previously filed with Registrant’s Amendment No. 5 to Schedule 13E-3 filed on September 8, 2003,and incorporated herein by reference.