Form 10-K
period 2004-04-30
METHODE ELECTRONICS INC
filed 2004-07-13
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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
Common Stock ($0.50 par value)
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (x).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (x) No (  )

     The aggregate market value of the Class A and Class B Common Stock, $0.50 par value, held by non-affiliates of the Registrant on October 31, 2003, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $425.9 million.

     Registrant had 35,508,099 shares of Common Stock, $0.50 par value outstanding as of July 2, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual shareholders meeting to be held September 14, 2004, are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.
FORM 10-K
April 30, 2004

PART I

Item 1. Business

     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” shall mean Methode Electronics, Inc. and its subsidiaries.

     We manufacture component devices worldwide for Original Equipment Manufacturers (“OEMs”) of automobiles, information processing and networking equipment, voice and data communication systems, consumer electronics, aerospace vehicles and industrial equipment. Our products employ electrical, electronic and optical technologies as sensors, interconnections and controls. Our business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of current-carrying bus devices and independent laboratories that provide services for qualification testing and certification of electronic and optical components.

     On January 8, 2004, in order to eliminate our dual-class stock structure, we executed a merger whereby all of our outstanding Class B common stock was converted into the right to receive $23.55 per share in cash and each share of our Class A common stock was converted into one share of new common stock (see Notes 4 and 10 to the Consolidated Financial Statements).

     Sales. The following tabulation reflects the percentage of net sales of the product segments of the Company for the last three fiscal years.

	April 30,
	2004	2003	2002
Electronic	89.0%	90.1%	86.6%
Optical	5.2	5.2	8.8
Other	5.8	4.7	4.6

     Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems. Our field application engineers also help us identify emerging markets and new products. Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world. Sales are made primarily to OEMs.

     Sources and Availability of Raw Materials. Principal raw materials that we purchase include ferrous and copper alloy sheet, coil and bar stock, plastic molding materials, silicon, urethane, fiber optic connectors and cable, semiconductor components, die castings and precious metals. All of these items are available from several suppliers and we generally rely on more than one supplier for each item. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

     Patents; Licensing Agreements. We have various patents and licensing agreements, but do not consider our business to be materially dependent upon such patents and licensing agreements.

     Seasonality. A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers. The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns. Any significant reduction in vehicle production by our customers would have a material adverse effect on our business. Our business is moderately seasonal as our North American automotive customers historically halt operations for approximately two weeks in July for mandatory vacations and model changeovers and one to two weeks during the December holiday period. Accordingly, our first and third fiscal quarter results may reflect this seasonality.

     Working Capital Items. We are required to maintain adequate levels of inventory to meet scheduled delivery requirements of customers. It is not normal for us to carry significant amounts of finished goods, as the preponderance of orders received is for scheduled future deliveries.

     Material Customers. During the year ended April 30, 2004, shipments to Daimler Chrysler AG and Ford Motor Company, either directly or through their Tier 1 suppliers, each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 63% of consolidated net sales. Such shipments included a wide variety of our automotive component products.

     Backlog. Our backlog of orders was approximately $72.6 million at May 31, 2004, and $63.1 million at May 31, 2003. It is expected that most of the total backlog at May 31, 2004, will be shipped within the current fiscal year.

     Competitive Conditions. The markets in which we operate are highly competitive and characterized by rapid changes due to technological improvements and developments. We compete with a large number of other manufacturers in each of our product areas; many of these competitors have greater resources and sales. Price, service and product performance are significant elements of competition in the sale of our products.

     Research and Development. We maintain a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing products. Senior management of the Company also participates directly in the program. Expenditures for the aforementioned activities amounted to $19.4 million, $19.1 million and $20.3 million for the fiscal years ended April 30, 2004, 2003 and 2002, respectively.

     Environmental Quality. Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position. Currently we do not have any environmental related lawsuits or material administrative proceedings pending against us. Further information as to environmental matters affecting the Company is presented in Note 8 to the Consolidated Financial Statements.

     Employees. At April 30, 2004 and 2003, we had approximately 3,100 and 3,175 employees, respectively. We also from time to time employ part-time employees and hire independent contractors. Except for our production employees in Malta and Mexico, our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

     Segment Information and Foreign Sales. Information about our operations by segment and in different geographic regions is summarized in Note 13 to the Consolidated Financial Statements.

     Available Information. The Company maintains a website at http://www.methode.com. We make available on the website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

     A copy of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be made available without charge to all stockholders upon written request to the Company. Direct requests to Investor Relations at the corporate headquarters address.

Item 2. Properties

     Methode operates the following manufacturing and other facilities, all of which we believe to be in good condition and are adequate to meet our current and reasonably anticipated needs:

		Owned /	Approximate Square
Location	Use	Leased	Footage
Electronic Segment:
Chicago, Illinois	Corporate Headquarters and	Owned	48,000
	light manufacturing
Rolling Meadows, Illinois	Manufacturing	Owned	75,000
Carthage, Illinois	Manufacturing	Owned	261,000
Golden, Illinois	Manufacturing	Owned	90,000
McAllen, Texas	Warehousing	Leased	33,500
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
San Jose, California	Prototype and Design Center	Leased	13,700
Monterrey, Mexico	Manufacturing	Leased	42,000
Reynosa, Mexico	Manufacturing	Leased	55,000
Mriehel, Malta	Manufacturing	Leased	204,000
Gozo, Malta	Manufacturing	Leased	28,000
Singapore	Manufacturing	Owned	48,000
Shanghai, China	Manufacturing	Leased	49,000
Limerick, Ireland	Sales and Distribution	Leased	5,500
Burnley, England	Engineering Design Center	Leased	5,000
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	7,000
Dumbarton, Scotland	Manufacturing	Owned	63,000
Optical Segment:
Carrolton, Texas	Manufacturing	Leased	45,000
Jihlava, Czech Republic	Manufacturing	Owned	36,000
Other Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000

Item 3. Legal Proceedings

Litigation relating to the Class A common stock

     On September 13, 2002, a holder of 100 shares of Class A common stock filed a class action against Methode and certain of Methode’s directors on behalf of all holders of our Class A common stock and derivatively on behalf of Methode in the Court of Chancery of the State of Delaware. Plaintiff alleged in the Complaint that Methode’s directors breached their fiduciary duties of disclosure, care and loyalty by approving the August 19, 2002 agreement between Methode and the McGinley Family Trusts (“Trusts”) and the McGinley family members pursuant to which Methode agreed, among other things, to make a tender offer for the repurchase of all of our Class B common stock at a price of $20 per share (see Note 10 to the Consolidated Financial Statements). Plaintiff further alleged in the Complaint that Methode’s board approved the tender offer for the repurchase of our Class B common stock, caused Methode to enter into certain employment agreements with Methode’s chairman of the board and certain of its officers and failed to disclose and misrepresented certain information in connection with Methode’s 2002 proxy statement, as part of a scheme to entrench the incumbent board and management. Additionally, Plaintiff alleged in the Complaint that Methode’s directors, by approving the repurchase of the Class B common stock, diverted a corporate opportunity to receive a control premium away from Methode and the Class A stockholders. Plaintiff sought, among other things, to enjoin the repurchase of the Class B common stock, as well as other equitable relief.

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

     On July 29, 2003, following the termination of the original agreement between Methode, the Trusts and the McGinley family members dated August 19, 2002, and amended December 26, 2002, and the execution of the agreement dated as of July 18, 2003 among Methode, the Trusts and the McGinley family members (the “McGinley Agreement”), the parties to the litigation entered into a stipulation and agreement of compromise, settlement and release (the “Settlement Agreement”) providing for the settlement of this litigation (for a description of the McGinley Agreement, see Note 10 to the Consolidated Financial Statements). Pursuant to the terms of the Settlement Agreement, Defendants agreed, among other things, that: (i) the amended agreement with the Trusts and the McGinley family members requiring the approval of the Class A common stockholders prior to making the planned tender offer by Methode was the result of this litigation and was a benefit to the Class A common stockholders and to Methode and its directors in responding to an unsolicited offer by Dura Automotive Systems, Inc. to acquire all of our Class B common stock and with respect to the decision to enter into the McGinley Agreement, and (ii) Methode, acting through its board of directors, would declare and pay a special dividend of $0.04 per share of Class A common stock within 60 days following the acquisition of the balance of the shares of Class B common stock by merger or purchase. The Settlement Agreement also provides for the dismissal of this litigation with prejudice and release of all related claims against Methode and the director defendants.

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

     On October 1, 2003, plaintiff filed an amended class action complaint, which, among other things, added a request for injunctive relief to preliminarily and permanently enjoin Methode from consummating the proposed merger or soliciting proxies related to the proposed merger. On October 20, 2003, the court denied plaintiff’s motion for expedited proceedings and refused to schedule a hearing on plaintiff’s motion for a preliminary injunction. On March 16, 2004, the court dismissed this claim.

     As of July 9, 2004, the Company was not involved in any material litigation or any litigation or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2003 Annual Stockholders Meeting of the Company was held on February 17, 2004.

(c)	At the Annual Stockholders Meeting, the common stockholders voted on the following uncontested matter.

Election of the below named nominees of the Board of Directors of the Company:

	For	Withheld
Warren L. Batts	29,424,899	1,619,780
William C. Croft	29,420,927	1,623,752
Donald W. Duda	29,657,014	1,387,665
Christopher J. Hornung	30,070,129	974,550
William T. Jensen	29,599,204	1,445,475
Paul G. Shelton	30,070,919	973,760
Lawrence B. Skatoff	30,072,063	972,616
George C. Wright	29,418,855	1,625,824

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
William T. Jensen	77	Chairman of the Board of the Company since February 2001, and Principal Executive Officer from February 2001 to April 30, 2004. Prior thereto he was President of the Company from December 1994 to February 1997 and a Director from 1959 to 1997.

Donald W. Duda	49	Chief Executive Officer of the Company since May 1, 2004. President and Director of the Company since February 2001. Prior thereto he was Vice President-Interconnect Group since March 2000. Prior thereto he was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	54	Chief Financial Officer of the Company since May 1, 2004. Vice President, Corporate Finance of the Company since April 2001. Prior thereto he was Assistant Vice President-Financial Analysis since December 2000. Prior thereto he was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.

John R. Cannon	56	Senior Executive Vice President of the Company since 1997.

Robert J. Kuehnau	61	Vice President, Treasurer and Controller of the Company since June 1996.

James F. McQuillen	64	Executive Vice President of the Company since April 2001. Prior thereto he was Vice President of Connector Products Division since August 1995.

     All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq National Market System under the symbol METH. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

	Sales Price Per Share		Dividends Paid
	High	Low	Per Share
Fiscal Year ended April 30, 2004
First Quarter	$12.56	$9.03	$0.05
Second Quarter	13.36	10.86	0.05
Third Quarter	13.90	10.98	0.05
Fourth Quarter	13.25	11.22	0.09
Fiscal Year ended April 30, 2003
First Quarter	$12.86	$7.75	$0.05
Second Quarter	10.80	6.25	0.05
Third Quarter	11.27	8.00	0.05
Fourth Quarter	10.98	8.00	0.05

     On January 8, 2004, our stockholders approved, and the Company completed, a merger pursuant to which each outstanding share of Class B common stock (METHB) was converted into the right to receive $23.55 in cash, without interest, and each outstanding share of Class A common stock (METHA) was converted into one share of new Methode common stock (METH). The table above reflects the sales prices and dividends of METH and its predecessor, METHA. In connection with this transaction, a special dividend of $0.04 per share was paid on March 1, 2004 to holders of record on January 18, 2004.

     On June 18, 2004, the Board declared a dividend of $0.05 per common share, payable on July 30, 2004, to holders of record on July 15, 2004.

     We expect to continue our policy of paying regular quarterly cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

     As of July 2, 2004, the approximate number of record holders of our common stock was 895.

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of April 30, 2004.

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	2,494,430	$10.17	308,471
Equity compensation plans not approved by security holders	—	—	—

Total	2,494,430	$10.17	308,471

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2004, 2003 and 2002, and the consolidated balance sheet data as of April 30, 2004 and 2003, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2001 and 2000, and the consolidated balance sheet data as of April 30, 2002, 2001 and 2000, are derived from consolidated audited financial statements not included in this report.

     The majority of our Optical segment was transferred to Stratos, effective May 28, 2000, and on June 26, 2000, Stratos issued shares of common stock in an initial public offering. Effective as of the close of business on April 28, 2001, we distributed all of our remaining interest in Stratos through a stock dividend to our stockholders of record as of the close of business on April 5, 2001. For financial reporting purposes, the Company has accounted for Stratos’ results as discontinued operations.

	Year Ended April 30,
	2004	2003	2002	2001	2000
	(In Thousands, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$358,867	$363,057	$319,660	$359,710	$357,624
Income from continuing operations before income taxes	28,506	31,957	2,605	19,204	40,938
Income taxes (credit)	8,825	10,085	(1,200)	6,440	13,840
Income from continuing operations	19,681	21,872	3,805	12,764	27,098
Discontinued operations	—	—	—	6,588	3,790
Net income	19,681	21,872	3,805	19,352	30,888
Per Common Share:
Income from continuing operations:
Basic	$0.55	$0.60	$0.11	$0.36	$0.77
Diluted	0.55	0.60	0.11	0.36	0.76
Net income:
Basic	0.55	0.60	0.11	0.54	0.87
Diluted	0.55	0.60	0.11	0.54	0.87
Dividends	0.24	0.20	0.20	0.20	0.20
Book value	7.00	7.04	6.36	6.41	7.69
Long-term debt	—	—	—	—	—
Retained earnings	187,207	201,845	187,210	190,591	238,898
Fixed assets (net)	87,755	82,902	69,988	70,124	70,911
Total assets	314,188	315,474	291,926	294,930	332,798
From continuing operations:
Return on average equity	7.8%	9.0%	1.7%	5.1%	10.4%
Pre-tax income as a percentage of sales	7.9%	8.8%	0.8%	5.3%	11.4%
Income as a percentage of sales	5.5%	6.0%	1.2%	3.5%	7.6%

     Fiscal 2004 results include a $2.6 million net charge for the purchase and retirement of all of the Company’s Class B common stock and a $1.4 million net charge for plant closings. Fiscal 2004 dividends include a special dividend of $0.04 per share paid in connection with the settlement of litigation (See Item 3, Legal Proceedings).

     Fiscal years 2002, 2001 and 2000 include goodwill amortization of $1.0 million, $1.2 million and $1.4 million, respectively. Goodwill amortization was discontinued in fiscal 2003 due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets".

     Fiscal year 2002 earnings reflect a $15.8 million restructuring charge ($13.3 million after tax; $0.37 per share) and a foreign investment tax credit of $3.7 million ($0.11 per share).

     Fiscal year 2001 earnings reflect $6.6 million of tax-free income from life insurance proceeds ($0.18 per diluted share), and a special charge of $9.7 million for goodwill impairment and $4.1 million to provide for the restructuring of two business units and the write-off of excess inventory and idle equipment ($11.9 million after tax; $0.33 per diluted share).

     Fiscal year 2000 earnings reflect a $3.0 million provision for a bad debt related to the bankruptcy of a large automotive safety system supplier ($1.9 million after tax; $0.06 per diluted share).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Therefore, our financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of our business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual performance in our various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities laws.

Overview

     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Mexico, Malta, United Kingdom, Germany, Czech Republic, Singapore, and China. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of current-carrying bus devices and independent laboratories that provide services for qualification testing and failure analysis.

     Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	more automotive supplier funded design, engineering and tooling costs previously funded directly by the automobile manufacturers; and

•	continued customer migration to low-cost Eastern European and Asian suppliers.

     In response to pricing pressures, we continue to transition to lean manufacturing processes and invest in, and implement techniques such as flexible automated manufacturing cells to lower our costs to maintain or improve margins. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs. Our transition to lean manufacturing has helped us obtain our first contract to supply components to a North American plant of a major Japanese automobile manufacturer, expected to launch in fiscal 2006.

     The continued price erosion in the fiber optic and copper cable assembly business as well as sales lost to lower-cost Eastern European and Asian suppliers had rendered our copper cable assembly facility in Ireland and our fiber optic manufacturing facility in the United Kingdom unsustainable. In the second half of fiscal 2004, we transferred a portion of the fiber optic cable business to our Czech Republic facility and closed the plants in Ireland and the United Kingdom resulting in a net charge to earnings of $1.4 million. In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we are in the process of transferring production from our Singapore facility to our new Shanghai, China plant where we expect to begin manufacturing in the late summer or early fall of 2004. Singapore will remain our Asia-Pacific Headquarters and also house sales, design engineering and finance operations.

     During fiscal 2004, we successfully completed our strategic plan to establish a more conventional corporate governance structure by eliminating our dual-class stock structure and vesting control of the Company in its owners in proportion to their investments in the Company. We used $25.8 million of cash to purchase and eliminate all of our outstanding Class B common stock. In addition, we incurred a net charge to fiscal 2004 earnings of $2.6 million for costs associated with this transaction and a related unsolicited tender offer for our Class B common stock.

Business Outlook

     Sales in fiscal 2005 are expected to improve slightly. We expect to realize increased business from our Network Bus unit because of additional orders from the computer and military industries. The Automotive Safety Technology business is expected to increase as automakers ramp up to meet the federal requirement to provide passive occupant detection for front passenger airbag deployment on all vehicles by model year 2006. These increases will be partially offset by expected pricing pressures and potential lower sales from Methode’s traditional North American automotive OEMs as we continue to transition away from less profitable programs. We also anticipate weaker U.S. sales in commodity electronic components, however, production in China will help boost sales in Asia, thus slowing the decline of business from customers expressly seeking a low-cost provider.

Results of Operations

     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Year Ended April 30,
	2004	2003	2002
Income:
Net sales	100.0%	100.0%	100.0%
Other	0.6	0.3	0.6

	100.6	100.3	100.6
Costs and expenses:
Cost of products sold	80.2	80.6	84.3
Selling and administrative expenses	11.2	10.0	12.2
Impairment of assets	—	0.1	3.5
Amortization of intangibles	1.1	0.5	0.5

Income From Operations	8.1	9.1	0.1
Interest, net	0.1	0.3	0.4
Other, net	(0.3)	(0.6)	0.3

Income Before Income Taxes	7.9	8.8	0.8
Income taxes (credit)	2.4	2.8	(0.4)

Net Income	5.5%	6.0%	1.2%

Fiscal Years Ended April 30, 2004 and 2003

     Net Sales. Consolidated net sales decreased 1.2% to $358.9 million in fiscal 2004 from $363.1 million in fiscal 2003. Customer paid tooling sales, which are primarily at zero margin, were $11.3 million in fiscal 2004 compared with $22.8 million in fiscal 2003, accounting for a 3.3% decline in consolidated net sales year over year. Translation of foreign subsidiary net sales using a weaker U.S. dollar in fiscal 2004 increased reported consolidated net sales by $3.4 million in fiscal 2004, or 0.9%.

     Electronic segment net sales represented 89.0% of consolidated net sales in fiscal 2004 compared with 90.1% in fiscal 2003. Net sales of the Electronic segment decreased 2.3% to $319.5 million in fiscal 2004 from $327.1 million in fiscal 2003. The reduction of customer paid tooling sales accounted for a reduction of net sales of 3.6% and the impact of foreign currency translation increased net sales by 0.9%. Net sales to the automotive industry, which represented 85.4% of the Electronic segment net sales in fiscal 2004, up from 84.4% in fiscal 2003, decreased 1.2% compared with last year. The net effect of the decline in customer paid tooling and foreign currency translation reduced automotive industry net sales by 3.5%. Strong sales growth at our Automotive Safety Technology (“AST”) business and European Automotive Electronics Controls group were offset by the decline in unit sales experienced by our traditional North American automotive customers in fiscal 2004. The net decline in product sales to North American automotive customers in fiscal 2004 reflects both price concessions and reduced unit sales due to lost market share by these customers. Sales for the balance of the Electronic segment in fiscal 2004 were down 8.6% compared to last year, reflecting the continued weakness in the telecommunication market and increased competition from low-cost Eastern European and Asian manufacturers. Price erosion and lost sales to lower cost Eastern European and Asian suppliers led to our decision to close our Ireland copper cable assembly business in fiscal 2004 resulting in a $1.1 million charge to earnings (see Note 2 to the Consolidated Financial Statements).

     Optical segment net sales represented 5.2% of consolidated net sales for both fiscal years 2004 and 2003. Net sales of the Optical segment in fiscal 2004, which reflect a $0.4 million increase in sales due to the effects of foreign currency translation, remained flat at $18.5 million compared to $18.7 million in fiscal 2003. Net sales at our domestic subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers increased 15.8% for the year to $11.9 million. The sales increase at this business unit was attributable to general market improvement and the addition of a substantial new customer. Net sales for our United Kingdom optical cable assembly operation fell more than 50% in fiscal 2004 due to the continued weakness in the telecommunication market, price erosion and lost sales to lower-cost Eastern European and Asian suppliers. We determined that the United Kingdom unit could not compete in this environment and at the end of fiscal 2004, we closed this operation, transferring some production to our Czech Republic fiber optic facility and executing an agreement to sell the balance to local management for cash of $0.3 million, resulting in a net charge to earnings of $0.4 million (see Note 2 to the Consolidated Financial Statements).

     Other segment net sales represented 5.8% of consolidated net sales in fiscal 2004 compared with 4.7% last year. Net sales of the Other segment increased 21.6% to $20.9 million in fiscal 2004 from $17.2 million in fiscal 2003. The sales increase in this segment is primarily due to new product offerings at our Network Bus business and an expanded customer base for its products.

     Other Income. Other income consisted primarily of earnings from our automotive joint venture, license fees, royalties, and in fiscal 2004, engineering design fees. The increase in other income was primarily due to the design fees earned in fiscal 2004. Other income in fiscal 2003 was reduced because the automotive joint venture experienced lower income due to quality issues.

     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 80.2% in fiscal 2004 compared with 80.6% in fiscal 2003.

     Gross margins on product sales of the Electronic segment decreased to 20.6% in fiscal 2004 from 21.1% in fiscal 2003. The decline in gross margins was primarily due to the decline in unit sales experienced by the Company’s traditional North American automotive customers, price concessions given to these automotive customers that were not completely recovered by cost cutting programs, and increased costs for employee medical in fiscal 2004. Our Scotland automotive plant also contributed to the decline in margins as it experienced a disruption in production due to a fire, and costs due to challenges launching several new products that increased its sales by 69.8% in fiscal 2004. The closing of the Ireland cable assembly operation resulted in a $1.0 million charge to cost of sales in 2004 and reduced the gross margin by 0.3 percentage points. Margins improved in the fourth quarter of fiscal 2004 as our transition to lean manufacturing helped reduce our manufacturing costs in North America and our product mix improved.

     Gross margins of the Optical segment decreased to 14.3% in fiscal 2004 from 18.9% in fiscal 2003. The decline in margins was due to a $0.5 million charge to cost of sales for the divestiture of our UK fiber optic operation and higher costs for inventory obsolescence at our fiber optic cable custom installation operation.

     Gross margins of the Other segment increased to 24.6% in fiscal 2004 from 17.3% in fiscal 2003. The margin improvement was primarily the result of the increased sales volume at both our Network Bus unit and our test laboratories, with lower incremental fixed costs.

     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 11.2% in fiscal 2004 compared to 10.0% in fiscal 2003. Fiscal 2004 included $3.8 million of expenses, primarily legal, financial advisory and other fees related to the elimination of the Company’s dual-class common stock structure and the unsolicited tender offer for its Class B shares. In addition, fiscal 2004 included additional expenses incurred to support the European Automotive Electronics Controls group, and expenses associated with the start-up of operations in Shanghai, China. In fiscal 2003, selling and administrative expenses included a $1.1 million credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003.

     Amortization of Intangibles. Amortization of intangibles relates primarily to intangible assets acquired in the January 31, 2003 acquisition of Kill Bolton & Associates (“KBA”) and the August 1, 2001 acquisition of AST (see Note 3 to the Consolidated Financial Statements). The increase in amortization expense in 2004 is primarily due to a full year of amortization of the KBA intangible assets compared with amortization of just one quarter in fiscal 2003.

     Interest, Net. Interest income, net of interest expense, declined 52.5% in fiscal 2004 compared with fiscal 2003. Interest income declined due to significantly lower short-term interest rates during fiscal 2004 and the June 30, 2003 maturity of the $6 million note receivable from a related party that accrued interest at 5.25% during fiscal 2003 and the first two months of fiscal 2004 (see Note 10 to the Consolidated Financial Statements). In addition, interest expense was higher in fiscal 2004 because it included a full year’s commitment fee on our $30 million credit facility, which was put in place in the middle of the third quarter of fiscal 2003.

     Other, Net. Other, net consists primarily of currency exchange gains and losses at our foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities. Currency exchange losses were experienced by the Company’s foreign subsidiaries in both fiscal 2004 and 2003 as the result of a weak U.S. dollar.

     Income Taxes. The effective income tax rate in fiscal 2004 was 31.0% compared with 31.6% in fiscal 2003. The effective rates in both years reflect the effect of lower tax rates on income at our foreign operations. The fiscal 2003 provision included $0.6 million of additional income taxes for prior year issues identified during a state tax audit.

Fiscal Years Ended April 30, 2003 and 2002

     Net Sales. Consolidated net sales increased 13.6% to $363.1 million in fiscal 2003 from $319.7 million in fiscal 2002. Customer paid tooling sales, which are primarily at zero margin, were $22.8 million in fiscal 2003 compared with $4.0 million in fiscal 2002. Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2003 increased reported sales by $7.5 million in fiscal 2003. The effects of customer paid tooling and foreign currency translation account for 8.2% of the 13.6% net sales increase in fiscal 2003 over 2002.

     Electronic segment net sales represented 90.1% of consolidated net sales in fiscal 2003 compared with 86.6% in fiscal 2002. Net sales of the Electronic segment increased 18.1% to $327.1 million in fiscal 2003 from $276.9 million in fiscal 2002. Customer paid tooling and foreign currency translation accounted for 9.0% of the 18.1% increase in net sales in fiscal 2003 over 2002. Net sales to the automotive industry, which represented 84.4% of the Electronic segment net sales in fiscal 2003, up from 80.6% in fiscal 2002, increased 23.8% in fiscal 2003 compared with 2002. The effects of customer paid tooling and foreign currency translation accounted for 10.3% of the 23.8% increase. Increased shipments of sensor pads for passenger occupancy detection systems by AST were responsible for 5.2% of the 23.8% increase in fiscal 2003. The balance of the increase was due to volume gains primarily the result of new product launches and stable vehicle production schedules. Net sales for the balance of the Electronic segment for fiscal 2003 were down 5.3%, net of a 3.8% gain from foreign currency translation, compared to the previous year reflecting the continued weakness in the computer and telecommunication markets and increased competition from low-cost Asian manufacturers.

     Optical segment net sales represented 5.2% of consolidated net sales for fiscal 2003 compared with 8.8%

for fiscal 2002. Net sales of the Optical segment in fiscal 2003 decreased 33.0% to $18.7 million from $28.0 million the previous year, and reflects a 3.5% increase in sales due to the effects of foreign currency translation. All of our Optical businesses experienced sales volume declines and price erosion as a result of the continued weakness in the computer and telecommunication markets.

     Other segment net sales represented 4.7% of consolidated net sales in fiscal 2003 compared with 4.6% in 2002. Net sales of the Other segment increased 16.0% to $17.2 million in fiscal 2003 from $14.8 million in fiscal 2002. New bus device programs increased shipments in 2003 by 32.5% over the prior year. This increase in net sales of bus devices was partially offset by a decline of test laboratory sales of 11.6%.

     Other Income. Other income consisted primarily of our equity in the earnings of our automotive joint venture, license fees and royalties. Other income decreased in fiscal 2003 primarily because the automotive joint venture experienced lower income due to quality issues.

     Cost of Products Sold. Cost of products sold, as a percentage of net sales was 80.6% in fiscal 2003 compared with 84.3% in fiscal 2002. Cost of products sold in fiscal 2002 included a $5.0 million charge for quality issues and a $2.5 million restructuring charge. These charges and tooling sales, which are primarily zero margin, had the effect of increasing cost of products sold, expressed as a percentage of net sales by 1.4% in fiscal 2003 and 2.6% in fiscal 2002.

     Gross margins on product sales of the Electronic segment were 21.1% in fiscal 2003 compared with 15.6% in fiscal 2002. The charge for quality issues and $1.9 million of restructuring charges decreased gross margins by 2.5% in fiscal 2002. Gross margins on product sales to the automotive industry improved from the prior fiscal year, as a result of productivity gains and tighter cost control measures implemented beginning in fiscal 2002. Gross margins for the balance of the Electronic segment also were improved over fiscal 2002 as we began to realize benefits from the restructuring and consolidation undertaken in the fourth quarter of fiscal 2002.

     Gross margins of the Optical segment increased to 18.9% in fiscal 2003 from 16.5% in fiscal 2002. Fiscal 2002 included a $0.6 million restructuring charge that decreased the Optical segment gross margin by 2.0%. The remaining margin improvement is the result of improved margins at our fiber optic cable assembly operation in the Czech Republic where new business with the Czech military and a local utility helped boost margins.

     Gross margins of the Other segment decreased to 17.3% in fiscal 2003 from 19.6% in fiscal 2002. The margin declines were primarily the result of the sales declines at our test laboratories. The increase in sales of current-carrying bus devices did not significantly improve margins because we chose to use aggressive pricing strategies to gain new customers and increase market share for our current-carrying bus devices.

     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 10.0% in fiscal 2003 compared to 12.2% in fiscal 2002. In fiscal 2003, selling and administrative expenses included a $1.1 million credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003. Selling and administrative expenses in fiscal 2002 include $2.2 million of restructuring charges, primarily related to closing of this subsidiary’s New Jersey facility. The restructuring charge and customer paid tooling decreased selling and administrative expenses as a percentage of net sales by 1.0% in fiscal 2003 and increased the percentage by 0.5% in 2002. As a result of increased litigation activity in fiscal 2003, legal expenses increased by $1.9 million.

     Impairment of Assets. In fiscal 2003, we recorded a $0.3 million impairment charge for the write-off of goodwill related to our Eastern European fiber optic facility. As part of the restructuring undertaken in fiscal 2002, we recorded charges of $8.9 million for goodwill impairment and $2.2 million for the write-down to estimated fair value of a manufacturing plant no longer used in our manufacturing operations. In both years, fair value of impaired assets was determined based upon discounted estimated future cash flows.

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

     Income Taxes. The effective income tax rate was 31.6% in fiscal 2003. The effective rate reflects the effect of lower tax rates on income from our foreign operations. The fiscal 2003 provision includes $0.6 million of additional income taxes for prior year issues identified during a state tax audit. A valuation allowance of $4.7 million was established for foreign investment tax credits generated in 2003 for which we believe utilization is uncertain. The effective income tax rate in fiscal 2002 was impacted by a $3.7 million investment tax credit received by our Maltese subsidiary, offsetting the non-deductible goodwill impairment charge and resulting in an income tax credit of $1.2 million on pre-tax income of $2.6 million.

Financial Condition, Liquidity and Capital Resources

     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash on deposit in foreign accounts totaled $44.2 million at April 30, 2004. Income taxes would be payable if this cash were repatriated (see Note 6 to the Consolidated Financial Statements). We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support operations for the foreseeable future without the need for repatriation of foreign cash balances.

     We have an agreement with our primary bank for a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At April 30, 2004, the Company was in compliance with these covenants and there were no borrowings against this credit facility.

     Net cash provided by operations was $44.1 million, $52.7 million and $40.4 million in fiscal years 2004, 2003 and 2002, respectively. Operating cash flow was primarily provided by net income adjusted for non-cash charges, principally depreciation and amortization, as summarized below:

Net income	$19.7	$21.9	$3.8
Depreciation and amortization	20.8	16.6	16.1
Changes in operating assets and liabilities	2.9	12.7	12.8
Other non-cash items	0.7	1.5	7.7

	$44.1	$52.7	$40.4

     Net cash used in investing activities was $16.9 million for fiscal year 2004, $35.3 million for fiscal year 2003 and $28.5 million for fiscal year 2002. Cash used in investing activities in fiscal 2004 included $2.1 million for the acquisition of intellectual property related to piezoelectric, capacitive, and torque sensing technologies and a $1.4 million contingent payment related to the acquisition of AST. Additional cash consideration of $2.7 million was paid in June 2004, and up to an additional $7.3 million of contingent cash consideration for this acquisition will be due in annual installments based on a percentage of AST’s annual sales. We believe cash generated from operations will cover this contingent commitment. Net cash used in investing activities in fiscal 2003 included the $12.0 million acquisition of KBA. Net cash used in investing activities in fiscal 2002 included $12.6 million for the acquisition of our AST business (see Note 3 to the Consolidated Financial Statements). Purchases of plant and equipment were $19.3 million, $23.2 million and $16.3 million in fiscal 2004, 2003 and 2002, respectively. The spike in capital expenditures in fiscal 2003 was primarily due to the production ramp-up at AST, upgrade of molding capabilities at our Carthage, Illinois manufacturing facility and expansion at our Malta manufacturing operation. Capital expenditures going forward are expected to be more in line with the fiscal 2004 level. Net cash used in investing activities in fiscal 2004 was reduced by the collection of a $6.0 million note receivable from a related party (see Note 10 to the Consolidated Financial Statements).

     Net cash used in financing activities was $31.6 million in fiscal year 2004, $6.7 million in fiscal year 2003 and $5.1 million in fiscal year 2002. We used $25.8 million in fiscal 2004 to purchase and retire all of our outstanding Class B common stock (see Note 10 to the Consolidated Financial Statements). We paid cash dividends of $8.6 million in fiscal 2004 and $7.2 million in both fiscal years 2003 and 2002. Fiscal 2004 dividends included a $1.4 million special dividend paid pursuant to the settlement of litigation relating to the purchase of the Class B shares. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $2.8 million in fiscal 2004, $0.5 million in fiscal 2003 and $2.1 million in fiscal 2002.

Contractual Obligations

     The following table summarizes contractual obligations and commitments, as of April 30, 2004 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$7,144	$1,260	$2,627	$1,278	$1,979
Purchase obligations	20,147	19,886	194	67	—
Other long-term obligations (1)	9,956	2,672	7,284	—	—

Total	$37,247	$23,818	$10,105	$1,345	$1,979

(1) Estimated contingent payments due in connection with the acquisition of AST, which are based on a percentage of AST’s future net sales.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial position and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions, however, we do not believe that it is reasonably likely that changes will occur. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a deterioration in the economic environment or automotive industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

     Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market value and have been reduced by allowances for excess and obsolete inventories. The estimated allowances are based on management’s review of inventories on hand compared to estimated future usage and sales, using assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Intangible Assets. We have significant intangible assets related to goodwill and other acquired intangibles.

The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, on May 1, 2002 the Company ceased amortizing goodwill. In lieu of amortization, we are required to perform an annual impairment review (see Note 3 to the Consolidated Financial Statements).

     Income Taxes. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.

     Contingencies. The Company is subject to various investigations, claims, legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. For those matters that management can estimate a range of loss, we have established reserves at levels within that range to provide for the most likely scenario based upon available information. The valuation of reserves for contingencies is reviewed on a quarterly basis to assure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While we believe that the current level of reserves is adequate, changes in the future could impact these determinations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.5 million and $1.7 million at April 30, 2004 and April 30, 2003, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $9.3 million and $7.7 million at April 30, 2004 and April 30, 2003, respectively.

Item 8. Financial Statements and Supplementary Data

     See Item 15 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A. Controls and Procedures

     As of the end of the period covered by this annual report on Form 10-K, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for their intended purposes.

     There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding our directors will be included under the caption “Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2004 annual meeting, and is incorporated herein by reference. Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption “16(a) Beneficial Ownership Reporting Compliance.”

     We have adopted a Code of Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. The Code is publicly available on our website at www.methode.com. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11. Executive Compensation

     Information regarding the above will be included under the caption “Executive Compensation” and “Performance Graph” in the definitive proxy statement for our 2004 annual meeting, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above will be included under the caption “Security Ownership” and “Executive Compensation” in the definitive proxy statement for our 2004 annual meeting, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding the above will be included under the caption “Related Party Transactions” in the definitive proxy statement for our 2004 annual meeting, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2004 annual meeting, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1) (2)   List of Financial Statements and Financial Statement Schedules

     The response to this portion of Item 15 is included in this report under the caption “List of Financial Statements and Financial Statement Schedules” which is incorporated herein by reference.

(a)    (3)   List of Exhibits Required by Item 601 of Regulation S-K

     See “Exhibit Index” immediately following the financial statement schedules.

(b) Reports on Form 8-K

•	On March 4, 2004, the Company filed a report on Form 8-K reporting that it had issued a press release to announce operating results for the third quarter of its fiscal year ended April 30, 2004.

•	On March 11, 2004, the Company filed a report on Form 8-K reporting that it had issued a press release announcing Executive Officer and Director changes and declaring a quarterly dividend and issued a second press release correcting the quarterly dividend record date and payment date.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC. (Registrant)

By:	/s/ DOUGLAS A. KOMAN

Douglas A. Koman Chief Financial Officer (Principal Financial Officer)

Dated: July 9, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM T. JENSEN	Chairman of the Board & Director	July 9, 2004
William T. Jensen

/s/ DONALD W. DUDA Donald W. Duda	Chief Executive Officer, President & Director (Principal Executive Officer)	July 9, 2004

/s / WARREN L. BATTS	Director	July 9, 2004
Warren L. Batts

/s / WILLIAM C. CROFT	Director	July 9, 2004
William C. Croft

/s/ DARREN M. DAWSON	Director	July 9, 2004
Darren M. Dawson

/s/ ISABELLE C. GOOSSEN	Director	July 9, 2004
Isabelle C. Goossen

/s / CHRISTOPHER J. HORNUNG	Director	July 9, 2004
Christopher J, Hornung

/s / LAWRENCE B. SKATOFF	Director	July 9, 2004
Lawrence B. Skatoff

/s / PAUL G. SHELTON	Director	July 9, 2004
Paul G. Shelton

/s / GEORGE S. SPINDLER	Director	July 9, 2004
George S. Spindler

/s/ GEORGE C. WRIGHT	Director	July 9, 2004
George C. Wright

/s/ ROBERT J. KUEHNAU Robert J. Kuehnau	Vice President, Controller and Treasurer (Principal Accounting Officer)	July 9, 2004

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 15 (a) (1) and (2)

(1)	Financial Statements

The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets — April 30, 2004 and 2003.

Consolidated Statements of Income — Years Ended April 30, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity — Years Ended April 30, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows — Years Ended April 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Methode Electronics, Inc.

     We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, effective May 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No 142.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 23, 2004

F1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,757	$64,261
Accounts receivable, less allowance (2004—$2,994; 2003—$3,442)	65,360	58,246
Inventories:
Finished products	5,462	6,895
Work in process	17,596	17,845
Materials	6,149	7,196

	29,207	31,936
Deferred income taxes	7,901	7,887
Prepaid expenses	5,130	4,965
Other current assets	—	7,868

TOTAL CURRENT ASSETS	169,355	175,163
PROPERTY, PLANT AND EQUIPMENT
Land	3,454	3,430
Buildings and building improvements	44,037	41,874
Machinery and equipment	202,814	184,282

	250,305	229,586
Less allowances for depreciation	162,550	146,684

	87,755	82,902
OTHER ASSETS
Goodwill	19,559	18,077
Other intangibles, less accumulated amortization (2004—$6,803; 2003—$2,890)	24,266	25,458
Cash surrender value of life insurance	8,668	7,868
Deferred income taxes	2,521	2,949
Other	2,064	3,057

	57,078	57,409

	$314,188	$315,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,542	$24,515
Salaries, wages and payroll taxes	11,295	10,157
Other accrued expenses	14,287	12,162
Income taxes	3,136	2,482

TOTAL CURRENT LIABILITIES	57,260	49,316
OTHER LIABILITIES	4,059	6,345
DEFERRED COMPENSATION	4,285	4,808
SHAREHOLDERS’ EQUITY (Note 4)
Common stock	17,955	—
Common stock, Class A	—	17,767
Common stock, Class B	—	549
Additional paid-in capital	39,719	36,584
Retained earnings	187,207	201,845
Accumulated other comprehensive income	7,234	1,795
Treasury stock	(3,531)	(3,535)

	248,584	255,005

	$314,188	$315,474

See notes to consolidated financial statements.

F2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended April 30,
	2004	2003	2002
INCOME
Net sales (Note 11)	$358,867	$363,057	$319,660
Other	2,132	1,022	1,937

	360,999	364,079	321,597
COSTS AND EXPENSES
Cost of products sold	287,800	292,693	269,661
Selling and administrative expenses	40,344	36,076	38,911
Impairment of assets (Note 2)	—	483	11,054
Amortization of intangibles	3,913	1,759	1,717

	332,057	331,011	321,343

INCOME FROM OPERATIONS	28,942	33,068	254
Interest income, net	553	1,164	1,225
Other, net	(989)	(2,275)	1,126

INCOME BEFORE INCOME TAXES	28,506	31,957	2,605
Income taxes (credit) (Note 6)	8,825	10,085	(1,200)

NET INCOME	$19,681	$21,872	$3,805

Basic and diluted net income per common share (Note 7)	$0.55	$0.60	$0.11
Cash dividends:
Common stock	$0.24	$0.20	$0.20
Class B	0.15	0.20	0.20

See notes to consolidated financial statements.

F3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 30, 2004, 2003 and 2002
(Dollar amounts in thousands, except share data)

		Common	Common		Additional		Currency		Total
	Common	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	Shareholders’	Comprehensive
	Stock	Class A	Class B	Awards	Capital	Earnings	Adjustments	Stock	Equity	Income
Balance at April 30, 2001	$—	$17,538	$553	$(114)	$33,320	$190,591	$(9,023)	$(3,535)	$229,330
Earned portion of stock awards				114					114
Exercise of options for 372,336 shares of common stock, Class A		186			1,907				2,093
Tax benefit from stock awards and stock options					875				875
Conversion of 6,236 shares of common stock, Class B, to 6,236 shares of common stock, Class A		3	(3)						—
Foreign currency translation adjustments							808		808	$808
Net income for the year						3,805			3,805	3,805

										$4,613

Cash dividends on common stock						(7,186)			(7,186)

Balance at April 30, 2002	—	17,727	550	—	36,102	187,210	(8,215)	(3,535)	229,839
Exercise of options for 77,803 shares of common stock, Class A		39			482				521
Conversion of 1,213 shares of common stock, Class B, to 1,213 shares of common stock, Class A		1	(1)						—
Foreign currency translation adjustments							10,010		10,010	$10,010
Net income for the year						21,872			21,872	21,872

										$31,882

Cash dividends on common stock						(7,237)			(7,237)

Balance at April 30, 2003	—	17,767	549	—	36,584	201,845	1,795	(3,535)	255,005
Exercise of options for 377,166 shares of common stock	7	181			2,579				2,767
Tax benefit from stock options					556				556
Repurchase and retirement of common stock, Class B - Note 10			(375)			(16,687)			(17,062)
Merger transaction - Notes 4 and 10	17,948	(17,948)	(174)			(9,059)		4	(9,229)
Foreign currency translation adjustments							5,439		5,439	$5,439
Net income for the year						19,681			19,681	19,681

										$25,120

Cash dividends on common stock						(8,573)			(8,573)

Balance at April 30, 2004	$17,955	$—	$—	$—	$39,719	$187,207	$7,234	$(3,531)	$248,584

See notes to consolidated financial statements.

F4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$19,681	$21,872	$3,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	20,780	16,621	16,149
Provision for losses on accounts receivable	140	518	1,181
Provision for impairment of assets	—	483	11,054
Deferred income taxes	572	504	(5,300)
Stock based compensation	52	—	114
Provision for loss on idle equipment	—	—	647
Changes in operating assets and liabilities:
Accounts receivable	(5,920)	7,841	498
Inventories	3,111	5,789	13,481
Prepaid expenses	1,241	1,971	2,931
Accounts payable and accrued expenses	4,469	(2,869)	(4,170)

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,126	52,730	40,390
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,304)	(23,171)	(16,304)
Acquisitions of businesses (Note 3)	(3,641)	(12,455)	(13,008)
Collection of loan to related party	6,000	—	—
Proceeds from sale of subsidiary	—	687	—
Increase in cash value of life insurance policies	(800)	(298)	(1,231)
Other	891	(68)	2,061

NET CASH USED IN INVESTING ACTIVITIES	(16,854)	(35,305)	(28,482)
FINANCING ACTIVITIES
Purchase of Class B common stock	(25,788)	—	—
Proceeds from exercise of stock options	2,767	521	2,093
Cash dividends	(8,573)	(7,237)	(7,186)

NET CASH USED IN FINANCING ACTIVITIES	(31,594)	(6,716)	(5,093)
Effect of foreign currency exchange rate changes on cash	1,818	3,650	299

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,504)	14,359	7,114
Cash and cash equivalents at beginning of year	64,261	49,902	42,788

CASH AND CASH EQUIVALENTS AT END OF YEAR	$61,757	$64,261	$49,902

See notes to consolidated financial statements.

F5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004
(Dollar amounts in thousands, except share data)

1. Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. (“the Company”) and its subsidiaries.

     Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the consolidated balance sheets as cash equivalents.

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

     Revenue Recognition. Revenue from product sales, net of trade discounts and allowances, is recognized when title passes, which is generally upon shipment. The Company does not have any additional obligations or customer acceptance provisions after shipment. Revenue from customer tooling sales is recognized when the tooling is complete and accepted by the customer. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2004, 2003 and 2002.

     Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

     Foreign Currency Translation. The functional currencies of the majority of the Company’s foreign subsidiaries are the local currencies. Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments from the translation process are classified as a component of shareholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Income in other, net. In fiscal 2004, 2003 and 2002, the Company had foreign exchange gains (losses) of $(1,052), $(2,713) and $792, respectively.

     Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. In the event that the undiscounted cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the asset’s carrying amount over its fair value is recorded.

F6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

1. Significant Accounting Policies (Continued)

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

     As of May 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test.

     The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. As of April 30, 2004, the Company completed its annual impairment tests of goodwill and indefinite lived intangible assets and the results of the impairment tests did not have a material effect on the Company’s financial statements.

     Comparative information as if goodwill had not been amortized in fiscal year ended April 30, 2002 is as follows:

Reported net income	$3,805
Add back goodwill amortization	950

Adjusted net income	$4,755

Basic and diluted earnings per share:
Reported net income	$0.11
Goodwill amortization	0.02

Adjusted net income	$0.13

     Research and Development Costs. Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 2004, 2003 and 2002, amounted to $19,413, $19,115 and $20,300, respectively.

     Stock-Based Compensation. See Note 4, Shareholders’ Equit,y for a description of the Company’s stock-based compensation plans. Effective April 30, 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation cost related to stock options granted has been recognized in the Company’s Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

F7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

1. Significant Accounting Policies (Continued)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock-based compensation plans as of April 30:

	Year Ended April 30,
	2004	2003	2002
Net income:
As reported	$19,681	$21,872	$3,805
Add stock-based compensation expense included in earnings	52	—	114
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,658)	(1,536)	(2,853)

Pro forma	$18,075	$20,336	$1,066

Basic and diluted earnings per share:
As reported	$0.55	$0.60	$0.11
Pro forma	0.50	0.56	0.03

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Comprehensive Income. SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders’ Equity.

     Reclassification. Certain amounts in fiscal 2003 and 2002 have been reclassified to conform to the classification in fiscal 2004.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. FIN 46 did not have an impact on the Company’s consolidated financial statements.

2. Restructuring and Impairment of Assets

Fiscal 2004 Restructuring

     In the third quarter of fiscal 2004, due in part to price erosion and lost sales to lower cost Eastern European and Asian suppliers, the Company adopted a restructuring plan to discontinue copper cable assembly operations at its Ireland facility and dispose of or close its United Kingdom optical cable assembly operation. In the fourth quarter the Company closed its United Kingdom optical cable assembly operation, transferring some production

F8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

2. Restructuring and Impairment of Assets – Continued

to its Czech Republic fiber optic facility and executing an agreement to sell the balance to local management for cash of $272. The Company recorded charges of $1,649 related to the closings of the Ireland and United Kingdom operations in the third and fourth quarters, consisting of involuntary severance of $847, equipment write-offs of $418, inventory write-offs of $70, and lease and other obligations of $314. The restructuring included the termination of 52 employees, all of whom were notified prior to April 30, 2004. The restructuring charges are classified in the fiscal 2004 Consolidated Statement of Income as cost of products sold ($1,494), and selling and administrative expenses ($155).

Fiscal 2002 Restructuring

     In the fourth quarter of fiscal 2002, in response to the weak economic conditions in the telecommunications and computer sectors, the Company adopted a restructuring plan in an effort to better align the Company’s operations with industry conditions. The restructuring included integrating the operations of Duel Systems, Inc. and Adam Technologies, Inc. into the Company’s domestic and foreign interconnect products group and closing the California and New Jersey manufacturing and distribution operations. The Company recorded restructuring charges of $15,753, including $8,901 of goodwill impairment, and a $2,153 write-down of a manufacturing plant no longer used in the Company’s manufacturing operations to fair value based upon estimated future cash flows. The balance of the restructuring charges included inventory write-offs of $1,360, lease obligations of $1,330, equipment and other asset write-offs of $1,321, involuntary severance of $502 and other shutdown expenses of $186. The restructuring anticipated the termination of 92 employees, all of whom were terminated prior to April 30, 2003. The restructuring charges are classified in the Consolidated Statement of Income for fiscal 2002 as impairment of assets ($11,054), cost of products sold ($2,539) and selling and administrative expenses ($2,160). As a result of the sale of Adam Technologies, Inc. in the fourth quarter of 2003, related restructuring reserves for lease obligations of $721 were no longer necessary and were credited against selling and administrative expenses.

     Accrued expenses, primarily severance pay and lease obligations that run through September 2011, related to restructurings included in other current liabilities in the Consolidated Balance Sheets were:

	Involuntary	Lease and
	Severance	Other	Total
	(in thousands)
Balance April 30, 2001	$—	$—	$—
Provision	502	1,516	2,018
Payments made	(327)	(99)	(426)

Balance April 30, 2002	175	1,417	1,592
Payments made	(170)	(429)	(599)
Reversal	(5)	(721)	(726)

Balance April 30, 2003	—	267	267
Provision	847	314	1,161
Payments made	(710)	(331)	(1,041)

Balance April 30, 2004	$137	$250	$387

3. Acquisitions and Intangible Assets

Fiscal 2004 Acquisitions

     During fiscal 2004, the Company acquired and/or licensed intellectual property related to piezoelectric and capacitive sensing technology for cash of $1,463, including expenses. In a separate transaction, the Company acquired patents and other intellectual property related to torque sensing applications for cash of $665, including

F9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

3. Acquisitions and Intangible Assets (Continued)

expenses. The intangible assets acquired are being amortized over periods of 10 to 15 years.

Fiscal 2003 Acquisition

     On January 31, 2003, the Company purchased the business assets of its exclusive automotive sales representative, Kill & Bolton Associates International, Inc. (“KBA”), for $12,036 in cash, including costs of acquisition, and $723 forgiveness of debt. The acquisition of KBA has helped the Company better manage program launches from product design through production and lower the cost of this customer relationship function. The purchase price was determined based upon the projected cost savings that would be attained by bringing this function in-house. The tangible assets acquired had a fair value of approximately $596. The fair values assigned to intangible assets acquired were $12,063 for customer relationships and contacts and $100 for covenants not to compete. The intangible assets acquired are being amortized over a period of 5 years. The accounts and transactions of the acquired business have been included in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for 2003 and 2002, assuming the purchase occurred at May 1, 2001, would not differ materially from the reported amounts.

Fiscal 2002 Acquisition

     On August 1, 2001, the Company purchased the automotive safety business of American Components, Inc. for $12,608 in cash, including costs of acquisition, plus up to a maximum additional consideration of $11,500 based on a percentage of annual sales. Contingent consideration of $190 was paid in fiscal 2003, $1,354 in fiscal 2004 and $2,672 was paid in June 2004. Contingent payments in excess of the separately identified intangible assets are recorded as goodwill. Included in this asset purchase are the manufacturing operations and patented intellectual property for a sensor pad currently used by a tier-one automotive supplier in its passenger occupant detection system. Also included in this purchase was patented intellectual property for a rollover airbag curtain. The tangible assets acquired had a fair value of approximately $615. The fair values assigned to intangible assets acquired were $6,930 for a customer supply agreement, $5,540 for patents and $2,000 for covenants not to compete and are being amortized over 10 years, 18 years and 5 years, respectively. In accordance with SFAS No. 141, “Business Combinations”, the excess of fair value over the cash purchase price was recorded as a liability at the date of acquisition. The accounts and transactions of the acquired business have been included in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for fiscal 2002, assuming the purchase occurred at the beginning of the period, would not differ materially from the reported amount.

     The following tables present details of the Company’s total intangible assets (in thousands):

	April 30, 2004
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,586	$4,011	$15,575
Patents	9,383	1,634	7,749
Covenants not to compete	2,100	1,158	942

	$31,069	$6,803	$24,266

	April 30, 2003
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$18,993	$996	$17,997
Patents	7,255	1,156	6,099
Covenants not to compete	2,100	738	1,362

	$28,348	$2,890	$25,458

F10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

3. Acquisitions and Intangible Assets (Continued)

     The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2005	$4,369
2006	4,456
2007	4,222
2008	3,455
2009	1,590

4. Shareholders’ Equity

     Preferred Stock. The Company has 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

     Common Stock. On January 8, 2004, in order to eliminate its dual-class stock structure, the Company executed a merger whereby all of the outstanding Class B common stock was converted into the right to receive $23.55 per share in cash and each share of Class A common stock was converted into one share of new common stock (see Note 10, Related Party Transactions). At April 30, 2004, 2,802,901 shares of common stock are reserved for future issuance in connection with the Company’s stock plans.

     Common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

		April 30, 2003
	April 30, 2004	Common Stock
	Common Stock	Class A	Class B
Authorized	100,000,000	100,000,000	5,000,000
Issued	35,909,815	35,533,049	1,099,505
In treasury	419,745	419,745	12,200

     Shareholders’ Rights Agreement. On January 8, 2004, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock (“Common Shares”) outstanding on January 18, 2004 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $65.00 per one ten-thousandth of a preferred share, subject to adjustment.

     The Rights, which are not detachable, will trade automatically with the Common Shares and will not be exercisable until it is announced that a person or group has become an “acquiring person” by acquiring 15% or more of the Common Shares, or a person or group commences a tender offer that will result in such person or group owning 15% or more of the Common Shares. Thereafter, separate right certificates will be distributed, and each right will entitle its holder to purchase for the exercise price, a fraction of a share of the Company’s Series A Junior Participating Preferred Stock having economic and voting terms similar to one share of common stock.

     Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price, a number of shares of Common Shares having a market value of twice the exercise price. Rightholders would also be entitled to purchase the common stock of another entity having a value of twice the exercise price if, after a person has become an acquiring person, the Company were to enter into certain mergers or other transactions with such other entity. If any person becomes an acquiring person, the Company’s Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.

     The Rights may be redeemed by the Company’s Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on January 8, 2014.

F11

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

4. Shareholders’ Equity (Continued)

     Stock Plans. In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan, and in fiscal 2001, the Company adopted the Methode Electronics 2000 Stock Plan (“Plans”). The Plans provide the Company a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. As of April 30, 2004, there were no shares of common stock available for grant under the 1997 Plan and 308,471 shares available under the 2000 Plan. Stock options granted under the 1997 Plan vested over periods of two weeks to twenty-seven months after the date of the grant and have a term of ten years. Stock options granted under the 2000 Plan through April 30, 2004, vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years.

     The following table summarizes the transactions pursuant to the 1997 and 2000 Stock Plans:

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
April 30, 2001	2,369,006	$10.22	1,005,055	$8.27
Granted	615,600	7.03
Exercised	(372,336)	5.62
Cancelled	(608,746)	13.39

April 30, 2002	2,003,524	9.13	1,113,293	$9.11
Granted	641,456	10.44
Exercised	(77,803)	6.66
Cancelled	(141,157)	9.09

April 30, 2003	2,426,020	9.56	1,533,374	$9.63
Granted	505,300	11.44
Exercised	(377,166)	7.36
Cancelled	(59,724)	13.58

April 30, 2004	2,494,430	10.17	1,654,636	$9.74

				Exercisable Options
Options Outstanding at April 30, 2004				at April 30, 2004
		Avg.
Range of		Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$5.12 - $ 8.91	794,388	7.1	$6.91	781,613	$6.88
$9.03 - $12.88	1,657,192	7.8	11.57	830,373	12.09
$13.00 - $17.66	42,850	7.0	16.57	42,650	16.59

	2,494,430	7.5	10.17	1,654,636	9.74

     The weighted-average estimated fair value of options granted during fiscal 2004, 2003 and 2002 was $5.39, $5.12 and $3.36, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	2.9%	4.5%	4.9%
Expected option life in years	6.0	6.0	6.0
Expected volatility	56.2%	57.2%	60.7%
Dividend yield	1.8%	1.9%	2.9%

F12

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

5. Employee 401(k) Savings Plan

     The Company has an Employee 401(k) Savings Plan covering substantially all U.S. employees to which the Company makes contributions equal to 3% of eligible compensation. The Company contribution to the Employee 401(k) Savings Plan was $1,945, $2,048 and $1,809 in fiscal 2004, 2003 and 2002, respectively.

6. Income Taxes

     Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows:

	2004	2003
Deferred tax liabilities-
Accelerated tax depreciation	$4,273	$3,207
Deferred tax assets:
Deferred compensation	1,534	1,681
Inventory valuation differences	1,967	1,711
Property valuation differences	1,188	1,591
Accelerated book amortization	950	135
Environmental reserves	1,361	958
Goodwill impairment	7,202	7,202
Bad debt reserves	818	1,103
Vacation accruals	1,341	1,368
Restructuring accruals	99	178
Foreign investment tax credit	11,753	7,690
Foreign net operating loss carryover	322	—
Other accruals	2,478	2,359

	31,013	25,976
Less valuation allowance	16,318	11,933

Total deferred tax assets	14,695	14,043

Net deferred tax assets	$10,422	$10,836

Balance sheet classification:
Current asset	$7,901	$7,887
Non-current asset	2,521	2,949

	$10,422	$10,836

     The valuation allowance is associated with the deferred tax assets for the basis differences between book and tax that result from the impairment of goodwill that is not deductible until the investment is liquidated and foreign investment tax credits and net operating losses with unlimited carryovers generated in 2004 and 2003, for which the Company believes utilization is uncertain.

     Income taxes (benefit) consisted of the following:

	2004	2003	2002
Current
Federal	$6,300	$6,696	$3,106
Foreign	399	177	300
State	1,554	2,708	694

	8,253	9,581	4,100
Deferred (benefit)	572	504	(5,300)

	$8,825	$10,085	$(1,200)

F13

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

6. Income Taxes (Continued)

     A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	2004		2003		2002
Income tax at statutory rate	$9,977	35.0%	$11,185	35.0%	$886	34.0%
Effect of:
State income taxes	1,182	4.1	1,849	5.8	322	12.4
Foreign operations with lower statutory rates	(1,701)	(6.0)	(2,312)	(7.2)	(1,476)	(56.7)
Foreign investment tax credit	(2,959)	(10.4)	(4,731)	(14.8)	(3,700)	(142.0)
Valuation allowance	2,959	10.4	4,852	15.2	3,026	116.2
Non-deductible goodwill amortization	—		—		324	12.4
Other – net	(633)	(2.2)	(758)	(2.4)	(582)	(22.3)

Income tax provision (credit)	$8,825	31.0%	$10,085	31.6%	($1,200)	(46.1%)

     The Company paid income taxes of approximately $7,095 in 2004, $5,235 in 2003, and $2,792 in 2002. No provision has been made for income taxes on undistributed net income of foreign operations, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future under current tax statutes. If the undistributed net income of $69,129 were distributed as dividends, the Company would be subject to foreign tax withholdings and incur additional income tax expense of approximately $27,650, before available foreign tax credits. It is not practical to estimate the amount of foreign tax withholdings or the foreign tax credits that may be available.

7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002
Numerator - Net income	$19,681	$21,872	$3,805

Denominator:
Denominator for basic earnings per share-weighted-average shares	35,778	36,170	35,897
Dilutive potential common shares-employee stock options	295	226	203

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,073	36,396	36,100

Basic and diluted net income	$0.55	$0.60	$0.11

     Options to purchase 588,080, 1,295,436 and 742,560 shares of common stock were outstanding at April 30, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

F14

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

8. Environmental Matters

     The Company is involved in environmental investigation and/or remediation at certain of its current and former plant sites. The Company is not yet able to determine when such remediation activity will be complete.

     At April 30, 2004 and 2003, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of $3,403 and $3,024, respectively, of which $705 and $525, respectively, was classified in other accrued expenses, the remainder was included in other liabilities. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters.

     In fiscal 2004, the Company spent $472 on remediation cleanups and related studies compared with $760 in 2003 and $518 in 2002. The costs associated with environmental matters as they relate to day-to-day activities were not material.

9. Pending Litigation

     Certain litigation arising in the normal course of business is pending against the Company. The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial statements of the Company.

10. Related Party Transactions

     James W. McGinley and Robert R. McGinley were both members of the Company’s Board of Directors until their resignation in October 2003. James W. McGinley and Robert R. McGinley, together with their sister, Margaret J. McGinley, are special fiduciaries, co-trustees and beneficiaries of Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust (Marital Trusts). The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley to commence a tender offer to purchase all of the outstanding Class B common stock at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

     Under the agreement, the Marital Trusts, the Jane R. McGinley Trust, James W. McGinley, Margaret J. McGinley and Robert R. McGinley were obligated to tender all of their Class B common stock in the offer. This represented an aggregate of 931,759 shares of Class B common stock, or 85.7% of the then outstanding Class B common stock. The agreement provided that either the Company or the Marital Trusts could terminate the agreement if the tender offer was not completed on or prior to May 31, 2003 provided that the party purporting to terminate was not the cause of the failure to be completed by such time.

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

     On July 14, 2003, the Marital Trusts gave notice of termination of the Agreement dated August 19, 2002, as amended December 26, 2002.

     As of July 18, 2003, the Company entered into an agreement with the Marital Trusts, the Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”), pursuant to which the McGinley Family sold 750,000 shares of its Class B common stock to the Company for

F15

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

10. Related Party Transactions (Continued)

$22.75 per share and agreed to vote their remaining shares of Class B common stock in favor of a merger in which all then outstanding Class B common stock (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A common stock would be converted into new Methode common stock (the “Merger). The Merger was approved by the affirmative vote of a majority of the Company’s outstanding shares at a special shareholders meeting held on January 8, 2004. The Company recorded charges of $3,780 in fiscal 2004, primarily for legal, investment banking and other professional fees incurred in connection with the elimination of its dual-class common stock structure and the unsolicited tender offer for its Class B common stock.

     Marital Trust No. 2 also owns Horizon Farms, Inc., an Illinois corporation (“Horizon”), of which Messrs. James W. McGinley and Robert R. McGinley are officers and directors. In April 2001, the Company loaned $6,000 to Horizon. The note receivable was due on June 30, 2003, bore interest at a rate of 5.25% per annum and was secured by a mortgage lien on certain real property owned by Horizon pursuant to a Mortgage and Security Agreement. The note receivable and related accrued interest, which were collected in full on June 30, 2003, were included in other current assets on the Company’s consolidated balance sheet at April 30, 2003.

     The Company was also party to a Split-Dollar Insurance Agreement dated August 9, 1996, with the William J. McGinley and Jane R. McGinley Irrevocable Trust (the “Irrevocable Trust”). James W. McGinley, and Robert R. McGinley, together with their sister, Margaret J. McGinley, and other McGinley family members are beneficiaries of the Irrevocable Trust. Pursuant to the Split-Dollar Insurance Agreement, the Company agreed to pay premiums on last survivor life insurance policies owned by the Irrevocable Trust on the lives of William J. and Jane R. McGinley. The Company had collateral assignments on the policies that entitled it to receive reimbursement at the greater of the cumulative premiums paid or the cash surrender value of the policies. A receivable of $1,198 related to these policies was included in other current assets in the consolidated financial statements at April 30, 2003 and payment was received in July and August of fiscal 2004.

11. Material Customers

     Sales to two automotive customers, either directly or through their Tier 1 suppliers, approximated 63%, 61% and 57% of net sales in the years ended April 30, 2004, 2003 and 2002, respectively.

     At April 30, 2004 and 2003, accounts receivable from customers in the automotive industry were approximately $53,576 and $46,459, respectively, which included $11,711 and $10,792, respectively, at the Company’s Maltese subsidiary. Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers generally have been within management’s expectation.

12. Line of Credit

     In December 2002, the Company executed an agreement with its primary bank to establish a committed $30,000 revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. This facility, which expires in December 2005, bears interest at (a) LIBOR plus 1.25% or (b) the higher of the Federal Funds Rate plus 1/2 of 1% or the bank’s prime rate. The facility also includes a facility fee of 0.35% of the unused balance. The facility requires the Company to maintain a minimum consolidated net worth equal to $177,000 (after adjustment for Class B common stock repurchase) plus 50% of quarterly net income after April 30, 2002, with no deduction for a net loss in any quarter ($197,777 at April 30, 2004), and maintain consolidated fixed charge coverage, as defined, of not less than 1.50:1.00. The Company was in compliance at April 30, 2004.

13. Segment Information

     The Company is a global manufacturer of component and subsystem devices. The Company designs, manufactures and markets devices employing electrical, electronic, wireless, sensing and optical technologies. The

F16

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

13. Segment Information (Continued)

Company’s components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets.

     The Company reports three business segments: Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. Electronic segment net sales included customer tooling sales of $11,209, $22,815 and $3,994 in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, the results of the Electronic segment include a $1,068 charge for the closing of the Company’s Ireland manufacturing facility. In fiscal 2003, the results of the Electronic segment include a $1,061 credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003. In fiscal 2002, the results of the Electronic segment include $12,987 of the restructuring charge described in Note 2.

     The business units whose results are identified in the Optical segment principally employ light to control and convey signals. In fiscal 2004, the results of the Optical segment include a $581 charge for the closing of the Company’s optical cable assembly operation in England. In fiscal 2002, the results of the Optical segment include $2,418 of the restructuring charge described in Note 2.

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

     The table below presents information about the Company’s reportable segments:

	Fiscal Year 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$319,510	$18,468	$21,246	$(357)	$358,867
Transfers between technology segments	(14)		(343)	(357)	—

Net sales to unaffiliated customers	$319,496	$18,468	$20,903	$—	$358,867

Segment income (loss) before income taxes	$40,520	$(547)	$2,806		$42,779

Corporate expenses, net					(14,273)

Income before income taxes					$28,506

Depreciation and amortization	$18,284	$992	$837		$20,113

Corporate depreciation and amortization					667

Total depreciation and amortization					$20,780

Identifiable assets	$248,185	$13,583	$11,003		$272,771

General corporate assets					41,417

Total assets					$314,188

F17

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

13. Segment Information (Continued)

	Fiscal Year 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$327,140	$18,731	$17,472	$(286)	$363,057
Transfers between technology segments			(286)	(286)	—

Net sales to unaffiliated customers	$327,140	$18,731	$17,186	$—	$363,057

Segment income (loss) before income taxes	$41,300	$(800)	$958		$41,458

Corporate expenses, net					(9,501)

Income before income taxes					$31,957

Depreciation and amortization	$14,261	$601	$912		$15,774

Corporate depreciation and amortization					847

Total depreciation and amortization					$16,621

Identifiable assets	$228,962	$16,146	$12,564		$257,672

General corporate assets					57,802

Total assets					$315,474

	Fiscal Year 2002
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$276,880	$27,957	$14,913	$(90)	$319,660
Transfers between technology segments			(90)	(90)	—

Net sales to unaffiliated customers	$276,880	$27,957	$14,823	$—	$319,660

Segment income (loss) before income taxes	$12,888	$(929)	$983		$12,942

Corporate expenses, net					(10,337)

Income before income taxes					$2,605

Depreciation and amortization	$13,890	$538	$917		$15,345

Corporate depreciation and amortization					804

Total depreciation and amortization					$16,149

Identifiable assets	$210,849	$15,986	$11,685		$238,520

General corporate assets					53,406

Total assets					$291,926

F18

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

13. Segment Information (Continued)

     Information about the Company’s operations in different geographic regions is as follows:

	2004	2003	2002
Net Sales:
United States	$271,050	$285,344	$248,079
Asia Pacific	14,146	15,374	10,059
Malta	51,736	40,379	31,026
Europe, excluding Malta	21,935	21,960	30,496

	$358,867	$363,057	$319,660

Income before income taxes:
United States	$21,912	$23,740	$(2,499)
Asia Pacific	1,089	2,174	72
Europe	4,952	4,880	3,807
Income and expenses not allocated	553	1,163	1,225

	$28,506	$31,957	$2,605

Long-Lived Assets:
United States	$66,315	$65,792	$53,857
Mexico	9,767	6,832	2,978
Asia Pacific	5,803	6,651	6,847
Malta	41,033	39,254	33,105
Europe, excluding Malta	8,662	7,908	6,414

	$131,580	$126,437	$103,201

14. Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2004:

	Fiscal Year 2004
	Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$77,957	$94,503	$86,698	$99,709
Gross profit	15,158	19,274	15,914	20,721
Net income	4,291	6,456	1,374	7,560
Net income per common share	0.12	0.18	0.04	0.21

	Fiscal Year 2003
	Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$80,041	$96,823	$92,061	$94,132
Gross profit	16,864	19,909	16,044	17,547
Net income	4,583	6,177	4,457	6,655
Net income per common share	0.13	0.17	0.12	0.18

     Third quarter fiscal 2004 results include $1,970 related to the purchase and retirement of all of the Company’s Class B common stock and a $1,251 charge for a plant closing. Fourth quarter fiscal 2003 results include a $1,061 credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003. Certain amounts in quarters January 31, 2004 and prior have been reclassified to conform to the classification in the quarter ended April 30, 2004.

F19

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C		COL. D.		COL. E
		Additions
	Balance at		Charged to Other
	Beginning of	Charged to Costs	Accounts—	Deductions—		Balance at End of
Description	Period	and Expenses	Describe	Describe		Period
YEAR ENDED APRIL 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,442	$140	$24 (1)	$612	(2)	$2,994
Deferred tax valuation allowance	11,933	4,385				16,318
YEAR ENDED APRIL 30, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$4,290	$518	$43 (1)	$1,409	(3)	$3,442
Deferred tax valuation allowance	7,345	4,588				11,933
YEAR ENDED APRIL 30, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,522	$1,181		$413	(2)	$4,290
Deferred tax valuation allowance	3,810	3,535				7,345

(1)	Impact of foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Uncollectible accounts written off, net of recoveries, and $256 reversal of excess allowances.

F20

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (2)

10.1	Methode Electronics, Inc. Incentive Stock Award Plan (3)

10.2	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (4)

10.3	Methode Electronics, Inc. Capital Accumulation Plan (4)

10.4	Incentive Stock Award Plan for Non-Employee Directors (5)

10.5	Methode Electronics, Inc. 401(k) Savings Plan (5)

10.6	Methode Electronics, Inc. 401(k) Saving Trust (5)

10.7	Methode Electronics, Inc. 1997 Stock Plan (6)

10.8	Methode Electronics, Inc. 2000 Stock Plan (7)

10.9	Form of Agreement between Horizon Farms, Inc. and Registrant (8)

10.10	Form of Agreement between William T. Jensen and Registrant (9)

10.11	Form of Agreement between Donald W. Duda and Registrant (10)

10.12	Form of Agreement between John R. Cannon and Registrant (10)

10.13	Form of Agreement between Robert J. Kuehnau and Registrant (10)

10.14	Form of Agreement between James F. McQuillen and Registrant (10)

10.15	Form of Agreement between Douglas A. Koman and Registrant (11)

10.16	Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (12)

10.17	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (13)

10.18	Amendment to Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (14)

10.19	Agreement dated as of July 18, 2003 by and among Methode Electronics, Inc. and Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust, Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley (15)

10.20	Form of Agreement between Donald W. Duda and Registrant (16)

10.21	Stipulation and Agreement of Compromise, Settlement and Release In re Methode Electronics, Inc. Shareholders Litigation, Civil Action No. 19899, dated July 30, 2003 (17)

10.22	Form of Agreement between William T. Jensen and Registrant

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Registration Statement No. 2-92902 filed August 23, 1984, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2001, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 8-K filed August 20, 2002, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 8-K filed January 2, 2003, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Schedule 14D-9 filed on July 21, 2003, and incorporated herein by reference.

(16)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2003, and incorporated herein by reference.

(17)	Previously filed with Registrant’s Amendment No. 5 to Schedule 13E-3 filed on September 8, 2003,and incorporated herein by reference.