Form 10-Q
period 2004-07-31
METHODE ELECTRONICS INC
filed 2004-09-09
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	(X)	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2004

or

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

Yes (X)	No ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)	No ( )

     At September 3, 2004, Registrant had 35,815,254 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     METHODE ELECTRONICS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

	July 31,	April 30,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,970	$61,757
Accounts receivable, net	58,139	65,360
Inventories:
Finished products	6,660	5,462
Work in process	16,381	17,596
Materials	7,256	6,149

	30,297	29,207
Deferred income taxes	7,941	7,901
Prepaid expenses	3,709	5,130

TOTAL CURRENT ASSETS	166,056	169,355
PROPERTY, PLANT AND EQUIPMENT	254,584	250,305
Less allowance for depreciation	164,961	162,550

	89,623	87,755
GOODWILL, net	20,341	19,559
INTANGIBLE ASSETS, net	23,311	24,266
OTHER ASSETS	13,431	13,253

	$312,762	$314,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,151	$28,542
Other current liabilities	29,107	28,718

TOTAL CURRENT LIABILITIES	52,258	57,260
OTHER LIABILITIES	4,033	4,059
DEFERRED COMPENSATION	4,064	4,285
SHAREHOLDERS’ EQUITY
Common stock	18,103	17,955
Paid in capital	42,819	39,719
Retained earnings	190,023	187,207
Other shareholders’ equity	1,462	3,703

	252,407	248,584

	$312,762	$314,188

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2004	2003
INCOME
Net sales	$85,021	$77,957
Other	655	620

Total	85,676	78,577
COSTS AND EXPENSES
Cost of products sold	67,781	62,799
Selling and administrative expenses	11,388	9,121

Total	79,169	71,920

Income from operations	6,507	6,657
Interest, net	113	187
Other, net	37	(578)

Income before income taxes	6,657	6,266
Income taxes	2,065	1,975

NET INCOME	$4,592	$4,291

Basic and diluted earnings per common share	$0.13	$0.12
Cash dividends per share:
Common stock	$0.05	$0.05
Class B	—	$0.05
Weighted average number of common shares outstanding:
Basic	35,500	36,106
Diluted	35,776	36,334

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$4,592	$4,291
Provision for depreciation and amortization	5,280	4,880
Changes in operating assets and liabilities	4,006	8,809
Other	198	47

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,076	18,027
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,799)	(3,694)
Acquisitions of businesses	(2,671)	(1,253)
Collection of note receivable from a related party	—	6,000
Other	(503)	(135)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,973)	918
FINANCING ACTIVITIES
Purchase and retirement of Class B shares	—	(17,063)
Options exercised	160	1,397
Dividends	(1,775)	(1,819)
Other	—	357

NET CASH USED IN FINANCING ACTIVITIES	(1,615)	(17,128)
Effect of foreign exchange rate changes on cash	725	18

INCREASE IN CASH AND CASH EQUIVALENTS	4,213	1,835
Cash and cash equivalents at beginning of period	61,757	64,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,970	$66,096

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

July 31, 2004

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $5,259 and $4,567 for the first quarters of fiscal 2005 and 2004, respectively.

2. RESTRUCTURING AND IMPAIRMENT OF ASSETS

Fiscal 2004 Restructuring

     In the third quarter of fiscal 2004, due in part to price erosion and lost sales to lower cost Eastern European and Asian suppliers, the Company adopted a restructuring plan to discontinue copper cable assembly operations at its Ireland facility and dispose of or close its United Kingdom optical cable assembly operation. In the fourth quarter of fiscal 2004, the Company closed its United Kingdom optical cable assembly operation, transferring some production to its Czech Republic fiber optic facility and executing an agreement to sell the balance to local management for cash of $272. The sale closed in June 2004.

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

     Accrued expenses, primarily severance pay and lease obligations that run through September 2011, related to restructurings included in other current liabilities in the Condensed Consolidated Balance Sheets were:

	Involuntary	Lease and
	Severance	Other	Total
Balance April 30, 2004	$137	$250	$387
Provision
Payments made	(117)	(185)	(302)
Reversals	(7)	(40)	(47)

Balance July 31, 2004	$13	$25	$38

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued
(Dollar amounts in thousands, except per share data)

3. GOODWILL AND INTANGIBLE ASSETS

     In connection with the acquisition of Automotive Safety Technologies, Inc. (AST), additional contingent cash consideration is due based on a percentage of AST’s annual sales. The increase in goodwill from April 30, 2004 to July 31, 2004 represents the accrual of the earned portion of the contingent payment that will be due in the first quarter of fiscal 2006. Additional goodwill of up to $6,501 may result from future contingent payments for this acquisition.

     The following tables present details of the Company’s intangible assets:

	July 31, 2004
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,591	$4,713	$14,878
Patents	9,383	1,792	7,591
Covenants not to compete	2,100	1,258	842

Total	$31,074	$7,763	$23,311

	April 30, 2004
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,586	$4,011	$15,575
Patents	9,383	1,634	7,749
Covenants not to compete	2,100	1,158	942

Total	$31,069	$6,803	$24,266

     The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2005	$4,369
2006	4,456
2007	4,222
2008	3,455
2009	1,590

4. INCOME TAXES

     The effective income tax rate in the first quarter was 31.0% in fiscal 2005 and 31.5% in fiscal 2004. The effective rates for both fiscal 2005 and 2004 reflect the effect of lower tax rates on income of the Company’s foreign subsidiaries.

5. COMMON STOCK AND EARNINGS PER SHARE

     The following table sets forth the changes in the number of issued shares of common stock during the periods presented:

	Three Months Ended July 31,
	2004	2003
	Common	Common Stock
	Stock	Class A	Class B
Balance at the beginning of the period	35,909,815	35,533,049	1,099,505
Repurchase and retirement	—	—	(750,000)
Options exercised	20,009	201,351	—
Restricted stock awards granted	275,680	—	—

Balance at the end of the period	36,205,504	35,734,400	349,505

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued
(Dollar amounts in thousands, except per share data)

5. COMMON STOCK AND EARNINGS PER SHARE (Continued)

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2004	2003
Numerator — net income	$4,592	$4,291

Denominator:
Denominator for basic earnings per share — weighted-average shares	35,500	36,106
Dilutive potential common shares — employee stock awards/options	276	228

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	35,776	36,334

Basic and diluted earnings per share	$0.13	$0.12

     Options to purchase 595,434 shares of common stock at a weighted average option price of $13.13 per share were outstanding at July 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

     Effective April 30, 2003, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation cost related to stock options granted has been recognized in the Company’s Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock-based compensation plans outstanding during the periods presented:

	Three Months Ended July 31,
	2004	2003
Net income:
As reported	$4,592	$4,291
Add stock-based compensation expense included in earnings, net of tax	281	—
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(588)	(351)

Pro forma	$4,285	$3,940

Basic and diluted earnings per share:
As reported	$0.13	$0.12
Pro forma	0.12	0.11

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued
(Dollar amounts in thousands, except per share data)

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

     The table below presents information about the Company’s reportable segments:

	Three Months Ended July 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$75,778	$3,814	$5,496	$67	$85,021
Transfers between technology segments	(8)	(4)	(55)	(67)	—

Net sales to unaffiliated customers	$75,770	$3,810	$5,441	$—	$85,021

Income before income taxes	$9,035	$133	$825		$9,993

Corporate expenses, net					(3,336)

Total income before income taxes					$6,657

	Three Months Ended July 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$68,687	$3,818	$5,518	$66	$77,957
Transfers between technology segments	—	—	(66)	(66)	—

Net sales to unaffiliated customers	$68,687	$3,818	$5,452	$—	$77,957

Income (loss) before income taxes	$8,357	$(91)	$582		$8,848

Corporate expenses, net					(2,582)

Total income before income taxes					$6,266

7. RELATED PARTY TRANSACTIONS

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued
(Dollar amounts in thousands, except per share data)

7. RELATED PARTY TRANSACTIONS (Continued)

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued
(Dollar amounts in thousands, except per share data)

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

     In response to pricing pressures, we continue to transition to lean manufacturing processes and invest in, and implement techniques such as flexible automated manufacturing cells to lower our costs in order to maintain or improve margins. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs. Our transition to lean manufacturing has helped us obtain our first contract to supply components to a North American plant of a major Japanese automobile manufacturer, expected to launch in fiscal 2006.

     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we are in the process of transferring production from our Singapore facility to our new Shanghai, China plant, which began limited manufacturing in July 2004. We expect to complete the transfer of all manufacturing to Shanghai by the end of the calendar year. Singapore will remain our Asia-Pacific headquarters and will also house sales, design engineering and finance operations.

Results of Operations

     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,
	2004	2003
Income:
Net sales	100.0%	100.0%
Other	0.8	0.8

	100.8	100.8
Costs and expenses:
Cost of products sold	79.7	80.6
Selling and administrative expenses	13.4	11.7

Income From Operations	7.7	8.5
Interest, net	0.1	0.2
Other, net	—	(0.7)

Income Before Income Taxes	7.8	8.0
Income taxes	2.4	2.5

Net Income	5.4%	5.5%

     Net sales. First quarter consolidated net sales increased 9.1% to $85.0 million in fiscal 2005 from $78.0 million in fiscal 2004. Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2005 increased reported sales by $0.7 million in the first quarter of fiscal 2005, or 0.9%.

     Net sales of the Electronic segment, which represented 89.1% and 88.1% of consolidated net sales in fiscal 2005 and fiscal 2004, respectively, increased 10.3% to $75.8 million in fiscal 2005 from $68.7 million in fiscal 2004. Translation of foreign sales using a weaker US dollar increased Electronic segment sales by $0.6 million in fiscal 2005. Product sales to the automotive industry, which represented 85.4% and 84.9% of Electronic segment net sales in fiscal 2005 and fiscal 2004, respectively, increased by 11.0% in fiscal 2005. The increase is primarily due to strong sales growth of sensor pads for passenger occupancy detection systems by Automotive Safety Technologies (AST) as automakers ramp up to meet increasing Federal safety requirements, and increased automotive switch sales in Europe. Other sales to North American automotive customers declined less than 1.0% as the impact of price concessions given to automakers and lower vehicle build in the first quarter of fiscal 2005 were partially offset by increased service part orders. Year over year changes in foreign currency exchange rates had the effect of increasing reported sales to the automotive industry by 1.0% in the first quarter of fiscal 2005. Net sales for the balance of the Electronic segment increased 6.6% primarily due to a strong quarter by our dataMate business unit and the success of its new small form pluggable copper transceiver, which enables high-speed 1-Gigabit data transfers over existing copper infrastructure.

     First quarter net sales of the Optical segment represented 4.5% of consolidated net sales in fiscal 2005 and 4.9% of consolidated net sales in the first quarter of fiscal 2004. Optical segment net sales were flat at $3.8 million in the first quarter of fiscal 2005 and 2004. Lost sales due to the closing of our fiber optic operation in the United Kingdom at the end of the fourth quarter of fiscal 2004 were offset by modest sales gains by our remaining fiber optic businesses in the U.S. and Eastern Europe.

     Other segment net sales represented 6.4% of consolidated net sales in the first quarter of fiscal 2005 compared with 7.0% in the first quarter last year. First quarter net sales of the Other segment were $5.4 million in fiscal 2005 compared to $5.5 million in fiscal 2004. Net sales for both Network Bus and the test laboratories, the businesses that make up this segment, were flat year over year.

     Other income. Other income consisted primarily of engineering design fees, earnings from our automotive joint venture, and royalties. The increase in other income from $620 in the first quarter of fiscal 2004 to $655 in the first quarter of fiscal 2005 was primarily due to increased design fees earned.

     Cost of products sold. Cost of products sold as a percentage of net sales was 79.7% in the first quarter of fiscal 2005 compared with 80.6% in the first quarter of fiscal 2004.

     Gross margins of the Electronic segment remained constant at 19.4% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. AST, our European automotive operations and our dataMate business unit had strong margin gains during the first quarter of fiscal 2005 primarily due to sales gains experienced in the quarter. These margin improvements were offset by margins declines on sales to our traditional North American automotive customers primarily due to the price concessions that were not completely recovered by cost cutting programs.

     Gross margins of the Optical segment increased to 27.6% in the fiscal 2005 first quarter from 17.5% in the fiscal 2004 first quarter. The margin improvement was primarily the result of the closing of our United Kingdom fiber optic operation at the end of the fourth quarter of fiscal 2004.

     Gross margins of the Other segment increased to 26.2% in the first quarter of fiscal 2005 from 21.2% in the first quarter of fiscal 2004. The margin improvement was primarily due to a change in product mix at Network Bus with lower margin product reaching end of life, and a staff reduction at one of our test laboratories.

     Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 13.4% in the first quarter of fiscal 2005 and 11.7% in fiscal 2004. In the first quarter of fiscal 2005, in lieu of stock options, the cost of which the Company has not previously recognized as compensation, the compensation committee of our board of directors granted restricted stock awards (RSAs). The compensation cost for the RSAs is amortized over the three-year vesting period with amortization beginning in the first quarter of fiscal 2005. Stock-based compensation expense, Sarbanes-Oxley initiatives, increased research and development efforts, and start-up costs for our new Shanghai, China operation were the main contributors to the increase in selling and administrative expenses in the first quarter of fiscal 2005. Also contributing to this increase was the conversion of our Ireland facility from manufacturing to a sales and distribution operation.

     Interest, net. Interest income, net of interest expense decreased 39.6% in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. Interest income in the first quarter of fiscal 2004 included interest earned at a rate of 5.25% on a $6 million note receivable from a related party that matured on June 30, 2003 (see Note 7 to the Condensed Consolidated Financial Statements).

     Other, net. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan renminbi and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities. Modest currency exchange gains were experienced by the Company’s foreign subsidiaries in the first quarter of fiscal 2005 compared to more significant currency exchange losses experienced in the first quarter of fiscal 2004, primarily as a result of a weakening U.S. dollar.

     Income taxes. The effective income tax rate in the first quarter was 31.0% in fiscal 2005 and 31.5% in fiscal 2004. The effective rates for both fiscal 2005 and 2004 reflect the effect of lower tax rates on income from foreign operations.

Financial Condition, Liquidity and Capital Resources

     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash on deposit in foreign accounts totaled $45.2 million at July 31, 2004. Income taxes would be payable if this cash were repatriated. We believe our current cash balances together with the cash flow we expect to generate from future domestic and foreign operations will be sufficient to support operations and capital requirements for the foreseeable future without the need for repatriation of foreign cash balances.

     We have an agreement with our primary bank for a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At July 31, 2004, the Company was in compliance with these covenants and there were no borrowings against this credit facility.

     Net cash provided by operations was $14.1 million and $18.0 million in the first quarter of fiscal 2005 and 2004, respectively. Cash provided by changes in operating assets and liabilities was less in fiscal 2005 primarily due to higher inventory levels needed to support higher production levels, and higher accounts receivable balances due to increased sales volume, mainly in Europe where payment terms are generally longer.

     Net cash used in investing activities during the first quarter was $9.0 million for fiscal 2005 compared to net cash provided of $0.9 million in fiscal 2004. Net cash provided by investing activities in fiscal 2004 included the collection of a $6.0 million note receivable from a related party (see Note 7 to the Condensed Consolidated Financial Statements). Purchases of plant and equipment were $5.8 million and $3.7 million in fiscal 2005 and 2004, respectively. The increase in plant and equipment expenditures in 2005 was primarily to support increased production at AST and our European automotive facilities. Cash used in investing activities included contingent payments related to the acquisition of AST of $2.7 million in fiscal 2005 and $1.2 million in fiscal 2004. An additional $7.3 million of contingent cash consideration for this acquisition will be due in annual installments based on a percentage of AST’s annual sales. We believe cash generated from operations will cover this contingent commitment.

     Net cash used in financing activities during the first quarter was $1.6 million in fiscal 2005 and $17.1 million in fiscal 2004. In the first quarter of fiscal 2004, we paid $17.1 million for the purchase of 750,000 shares of our Class B shares as an initial step in the elimination of our Class B common stock, which was completed in the third quarter of fiscal 2004 (see Note 7 to the Condensed Consolidated Financial Statements). We paid cash dividends of $1.8 million in the first quarter of both fiscal 2005 and 2004 and received proceeds from the exercise of stock options of $0.2 million in fiscal 2005 and $1.4 million in fiscal 2004.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.2 million and $1.5 million at July 31, 2004 and April 30, 2004, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan renminbi, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $9.2 million and $9.3 million at July 31, 2004 and April 30, 2004, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for their intended purposes.

     There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits — See Index to Exhibits immediately following the signature page.

     b) Reports on Form 8-K

     On June 24, 2004, the Company filed a report on Form 8-K reporting that it had issued a press release to announce operating results for the fourth quarter and fiscal year ended April 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:	/s/	Douglas A. Koman

Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated: September 8, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (2)

10.1	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)

10.2	Methode Electronics, Inc. Capital Accumulation Plan (3)

10.3	Methode Electronics, Inc. 1997 Stock Plan (4)

10.4	Methode Electronics, Inc. 2000 Stock Plan (5)

10.5	Form of Agreement between Horizon Farms, Inc. and Registrant (6)

10.6	Form of Agreement between William T. Jensen and Registrant (7)

10.7	Form of Agreement between Donald W. Duda and Registrant (8)

10.8	Form of Agreement between John R. Cannon and Registrant (8)

10.9	Form of Agreement between Robert J. Kuehnau and Registrant (8)

10.10	Form of Agreement between James F. McQuillen and Registrant (8)

10.11	Form of Agreement between Douglas A. Koman and Registrant (9)

10.12	Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (10)

10.13	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (11)

10.14	Amendment to Agreement dated August 19, 2002 by and among Methode Electronics, Inc.; Marital Trust No. 1 and Marital Trust No. 2 each created under the William J. McGinley Trust; Jane R. McGinley; Margaret J. McGinley; James W. McGinley; and Robert R. McGinley (12)

10.15	Agreement dated as of July 18, 2003 by and among Methode Electronics, Inc. and Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust, Jane R. McGinley Trust, Margaret J. McGinley, James W. McGinley and Robert R. McGinley (13)

10.16	Form of Agreement between Donald W. Duda and Registrant (14)

10.17	Stipulation and Agreement of Compromise, Settlement and Release In re Methode Electronics, Inc. Shareholders Litigation, Civil Action No. 19899, dated July 30, 2003 (15)

10.18	Form of Agreement between William T. Jensen and Registrant (16)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2001, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2001, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 8-K filed August 20, 2002, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 8-K filed January 2, 2003, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Schedule 14D-9 filed on July 21, 2003, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2003, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Amendment No. 5 to Schedule 13E-3 filed on September 8, 2003,and incorporated herein by reference.

(16)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2004, and incorporated herein by reference.