Form 10-Q
period 2004-10-31
METHODE ELECTRONICS INC
filed 2004-12-08
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	(X)	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2004

or

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

     At December 1, 2004, Registrant had 36,341,159 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	October 31,	April 30,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,929	$61,757
Accounts receivable, net	66,192	65,360
Inventories:
Finished products	7,632	5,462
Work in process	21,241	17,596
Materials	7,191	6,149

	36,064	29,207
Deferred income taxes	8,001	7,901
Prepaid expenses and other current assets	4,788	5,130

TOTAL CURRENT ASSETS	182,974	169,355
PROPERTY, PLANT AND EQUIPMENT	261,519	250,305
Less allowance for depreciation	170,100	162,550

	91,419	87,755
GOODWILL	21,574	19,559
INTANGIBLE ASSETS, net	22,209	24,266
OTHER ASSETS	13,550	13,253

	$331,726	$314,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,434	$28,542
Other current liabilities	31,198	28,718

TOTAL CURRENT LIABILITIES	57,632	57,260
OTHER LIABILITIES	4,045	4,059
DEFERRED COMPENSATION	4,540	4,285
SHAREHOLDERS’ EQUITY
Common stock	18,321	17,955
Paid in capital	46,909	39,719
Retained earnings	194,726	187,207
Other shareholders’ equity	5,553	3,703

	265,509	248,584

	$331,726	$314,188

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2004	2003	2004	2003
INCOME
Net sales	$99,743	$94,502	$184,764	$172,460
Other	190	731	845	1,350

	99,933	95,233	185,609	173,810
COSTS AND EXPENSES
Cost of products sold	77,835	75,228	145,617	138,028
Selling and administrative expenses	12,729	10,669	24,117	19,789

	90,564	85,897	169,734	157,817

Income from operations	9,369	9,336	15,875	15,993
Interest, net	249	52	362	239
Other, net	(174)	38	(137)	(540)

Income before income taxes	9,444	9,426	16,100	15,692
Income taxes	2,935	2,970	5,000	4,945

NET INCOME	$6,509	$6,456	$11,100	$10,747

Basic and diluted earnings per common share	$0.18	$0.18	$0.31	$0.30
Cash dividends per common share	$0.05	$0.05	$0.10	$0.10
Weighted average number of common shares outstanding:
Basic	35,699	35,714	35,612	35,945
Diluted	36,041	36,032	35,922	36,219

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$11,100	$10,747
Provision for depreciation and amortization	10,683	10,078
Changes in operating assets and liabilities	(5,490)	(2,846)
Other	637	103

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,930	18,082
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,312)	(7,378)
Acquisitions of businesses	(2,671)	(1,956)
Collection of note receivable from a related party	—	6,000
Other	(95)	3

NET CASH USED IN INVESTING ACTIVITIES	(13,078)	(3,331)
FINANCING ACTIVITIES
Purchase and retirement of Class B shares	—	(17,063)
Options exercised	4,456	2,144
Dividends	(3,581)	(3,608)
Other	—	(78)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	875	(18,605)
Effect of foreign exchange rate changes on cash	1,445	927

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,172	(2,927)
Cash and cash equivalents at beginning of period	61,757	64,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,929	$61,334

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
October 31, 2004

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $10.2 million and $9.1 million for the second quarters of fiscal 2005 and 2004, respectively, and $15.5 million and $13.7 million for the six months ended October 31, 2004 and 2003, respectively.

2. RESTRUCTURING AND IMPAIRMENT OF ASSETS

Fiscal 2004 Restructuring

     In the third quarter of fiscal 2004, due in part to price erosion and lost sales to lower cost Eastern European and Asian suppliers, the Company adopted a restructuring plan to discontinue copper cable assembly operations at its Ireland facility and dispose of or close its United Kingdom optical cable assembly operation. In the fourth quarter of fiscal 2004, the Company closed its United Kingdom optical cable assembly operation, transferring some production to its Czech Republic fiber optic facility and executing an agreement to sell the balance to local management for cash of $272. The sale closed in the first quarter of fiscal 2005.

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

     Accrued expenses (primarily severance pay and lease obligations) related to the fiscal 2004 and 2002 restructurings included in other current liabilities in the Condensed Consolidated Balance Sheets were:

	Involuntary	Lease and
	Severance	Other	Total
Balance April 30, 2004	$137	$250	$387
Payments made	(130)	(191)	(321)

Reversals	(7)	(40)	(47)

Balance October 31, 2004	$—	$19	$19

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

3. GOODWILL

     In connection with the acquisition of Automotive Safety Technologies, Inc. (AST), additional contingent cash consideration is due based on a percentage of AST’s annual sales. The increase in goodwill from April 30, 2004 to October 31, 2004 represents the accrual of the earned portion of the contingent payment that will be due in the first quarter of fiscal 2006. Additional goodwill of up to $5,269 may result from future contingent payments for this acquisition.

4. INCOME TAXES

     The effective income tax rate was 31.0% in both the second quarter and the six-month period of fiscal 2005 compared with 31.5% in the second quarter and six-month period of fiscal 2004. The effective rates for both fiscal 2005 and 2004 reflect the effect of lower tax rates on income of the Company’s foreign subsidiaries.

     Historically, the Company has considered its foreign undistributed earnings to be permanently reinvested and has not provided US income taxes on these earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. Final Treasury Department regulations providing clarifying language on the key elements of the repatriation provision of the Act, which would effect the Company’s evaluation of the effect of the Act on its plan for repatriation or reinvestment of foreign earnings, have not been issued to date. Consequently, the Company has not been able to complete its evaluation of the effects of the repatriation provision on its repatriation policy. The Company expects that it will be able to provide a range of reasonable possible amounts that may be considered for repatriation after the final Treasury Department regulations are issued. At October 31, 2004 the Company’s foreign subsidiaries had undistributed earnings of $71,733 and cash balances of $45,779. Based upon a preliminary review of the Act, repatriation of the Company’s foreign undistributed earnings could result in additional income tax expense of between 8% and 13% of the amount repatriated, depending on the amount of foreign taxes withheld.

5. COMMON STOCK AND EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Numerator — net income	$6,509	$6,456	$11,100	$10,747

Denominator:
Denominator for basic earnings per share-weighted-average shares	35,699	35,714	35,612	35,945
Dilutive potential common shares-employee stock options	342	318	310	274

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,041	36,032	35,922	36,219

Basic and diluted earnings per share	$.18	$.18	$.31	$.30

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

5. COMMON STOCK AND EARNINGS PER SHARE — Continued

     Options to purchase 42,650 shares of common stock at a weighted average option price of $16.59 per share were outstanding at October 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. During the six months ended October 31, 2004, the Company awarded 276,680 shares of restricted common stock to Directors and key employees and previously awarded stock options were exercised for 456.357 shares if common stock.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock-based compensation plans outstanding during the periods presented:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income:
As reported	$6,509	$6,456	$11,100	$10,747
Add stock-based compensation expense included in earnings, net of tax	335	37	616	37
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(492)	(481)	(1,080)	(832)

Pro forma	$6,352	$6,012	$10,636	$9,952

Earnings per share:
As reported – basic and diluted	$0.18	$0.18	$0.31	$0.30
Pro forma:
Basic	0.18	0.17	0.30	0.28
Diluted	0.18	0.17	0.30	0.27

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

     The Company reports three business segments: Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Company’s business that manufactures bus systems as well as its independent laboratories, which provide services for qualification testing and

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

6. SEGMENT INFORMATION — Continued

certification of electronic and optical components, are included in the Other segment.

     The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

     The table below presents information about the Company’s reportable segments:

	Three Months Ended October 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$88,189	$5,628	$5,985	$59	$99,743
Transfers between technology segments	(27)	(4)	(28)	(59)	—

Net sales to unaffiliated customers	$88,162	$5,624	$5,957	$—	$99,743

Income before income taxes	$12,323	$356	$620		$13,299

Corporate expenses, net					(3,855)

Total income before income taxes					$9,444

	Three Months Ended October 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$84,534	$4,987	$5,140	$159	$94,502
Transfers between technology segments	(1)	—	(158)	(159)	—

Net sales to unaffiliated customers	$84,533	$4,987	$4,982	$—	$94,502

Income before income taxes	$12,218	$347	$633		$13,198

Corporate expenses, net					(3,772)

Total income before income taxes					$9,426

	Six Months Ended October 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$163,967	$9,441	$11,483	$127	$184,764
Transfers between technology segments	(35)	(8)	(84)	(127)	—

Net sales to unaffiliated customers	$163,932	$9,433	$11,399	$—	$184,764

Income before income taxes	$21,344	$489	$1,420		$23,253

Corporate expenses, net					(7,153)

Total income before income taxes					$16,100

	Six Months Ended October 31, 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$153,221	$8,805	$10,659	$225	$172,460
Transfers between technology segments	(1)	—	(224)	(225)	—

Net sales to unaffiliated customers	$153,220	$8,805	$10,435	$—	$172,460

Income before income taxes	$20,578	$256	$1,215		$22,049

Corporate expenses, net					(6,357)

Total income before income taxes					$15,692

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

7. RELATED PARTY TRANSACTIONS

     James W. McGinley and Robert R. McGinley were both members of the Company’s Board of Directors until their resignation in October 2003. James W. McGinley and Robert R. McGinley, together with their sister, Margaret J. McGinley, are special fiduciaries, co-trustees and beneficiaries of Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust (Marital Trusts). The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”) to commence a tender offer to purchase all of the outstanding Class B common stock at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

     Under the agreement, the McGinley Family was obligated to tender all of its Class B common stock in the offer. This represented an aggregate of 931,759 shares of Class B common stock, or 85.7% of the then outstanding Class B common stock. The agreement provided that either the Company or the McGinley Family could terminate the agreement if the tender offer was not completed on or prior to May 31, 2003 provided that the party purporting to terminate was not the cause of the failure to be completed by such time.

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

     On July 14, 2003, the McGinley Family gave notice of termination of the Agreement dated August 19, 2002, as amended December 26, 2002.

     As of July 18, 2003, the Company entered into an agreement with the McGinley Family, pursuant to which the McGinley Family sold 750,000 shares of its Class B common stock to the Company for $22.75 per share and agreed to vote its remaining shares of Class B common stock in favor of a merger in which all then outstanding Class B common stock (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A common stock would be converted into new Methode common stock (the “Merger). The Merger was approved by the affirmative vote of a majority of the Company’s outstanding shares at a special shareholders meeting held on January 8, 2004. The Company recorded charges of $3,780 in fiscal 2004 (predominately incurred in the third and fourth quarters), primarily for legal, investment banking and other professional fees incurred in connection with the elimination of its dual-class common stock structure and the unsolicited tender offer for its Class B common stock.

     Marital Trust No. 2 also owns Horizon Farms, Inc., an Illinois corporation (“Horizon”), of which Messrs. James W. McGinley and Robert R. McGinley are officers and directors. In April 2001, the Company loaned $6,000 to Horizon. The note receivable was due on June 30, 2003, bore interest at a rate of 5.25% per annum and was secured by a mortgage lien on certain real property owned by Horizon pursuant to a Mortgage and Security Agreement. The note receivable and related accrued interest were collected in full on June 30, 2003.

The Company was also party to a Split-Dollar Insurance Agreement dated August 9, 1996, with the William J. McGinley and Jane R. McGinley Irrevocable Trust (the “Irrevocable Trust”). James W. McGinley, and Robert R. McGinley, together with their sister, Margaret J. McGinley, and other McGinley family members are beneficiaries of the Irrevocable Trust. Pursuant to the Split-Dollar Insurance Agreement, the Company agreed to pay premiums on last survivor life insurance policies owned by the Irrevocable Trust on the lives of William J. and Jane R. McGinley. The Company had collateral assignments on the policies that entitled it to receive reimbursement at the greater of the cumulative

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

7. RELATED PARTY TRANSACTIONS — Continued

premiums paid or the cash surrender value of the policies. Payments of $1,198 related to these policies were received in July and August of fiscal 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Therefore, our financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of our business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual performance in our various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; automotive customer production schedule changes; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities laws.

Overview

     We are a global manufacturer of component and subsystem devices with manufacturing, design, and testing facilities in the United States, Mexico, Malta, United Kingdom, Germany, Czech Republic, Singapore, and China. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes a manufacturer of current-carrying bus devices and independent laboratories that provide services for qualification testing and failure analysis.

     Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	more automotive supplier funded design, engineering and tooling costs previously funded directly by the automobile manufacturers;

•	continued customer migration to low-cost Eastern European and Asian suppliers; and

•	reduced production schedules for domestic automobile manufacturers.

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

     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we are in the process of transferring production from our Singapore facility to our new Shanghai, China plant, which began limited manufacturing in July 2004. We expect to complete the transfer of all manufacturing to Shanghai by February 2005. Singapore will remain our Asia-Pacific headquarters and will also house sales, design engineering and finance operations.

Results of Operations

     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.2	0.8	0.5	0.8

	100.2	100.8	100.5	100.8
Costs and expenses:
Cost of products sold	78.0	79.6	78.8	80.0
Selling and administrative expenses	12.8	11.3	13.1	11.5

Income From Operations	9.4	9.9	8.6	9.3
Interest, net	0.2	0.1	0.2	0.1
Other, net	—	—	-0.1	-0.3

Income Before Income Taxes	9.6	10.0	8.7	9.1
Income taxes	2.9	3.1	2.7	2.9

Net Income	6.7%	6.9%	6.0%	6.2%

     Net sales. Second quarter consolidated net sales increased 5.5% to $99.7 million in fiscal 2005 from $94.5 million in fiscal 2004. Consolidated net sales for the six-month period ended October 31, 2004 increased 7.1% to $184.8 million from $172.5 million for the comparable period last year. Customer paid tooling sales were $1.6 million and $1.9 million for the three-month and six-month periods ended October 31, 2004 compared with $3.8 million and $3.9 million in the three-month and six-month periods of fiscal 2004. Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2005 increased reported sales by $1.0 million in the second quarter of fiscal 2005, or 1.0% and $1.6 million, or 0.9% for the six months ended October 31, 2004.

     Electronic segment net sales represented 88.4% and 88.7% of consolidated net sales for the quarter and six months ended October 31, 2004 compared with 89.5% and 88.8% for the comparable periods last year. Net sales of the Electronic segment increased 4.3% to $88.2 million in the second quarter of fiscal 2005 from $84.5 million in fiscal 2004. Electronic segment net sales for the six months ended October 31, 2004 increased 7.0% to $163.9 million from $153.2 million for the same period last year. Translation of foreign sales using a weaker US dollar increased Electronic segment sales by $0.7 million for the second quarter and $1.4 million for the six-month period in fiscal 2005. Product net sales to the automotive industry, which represented 85.9% of the Electronic segment product net sales in the second quarter and 85.8% for the six months ended October 31, 2004, up from 84.3% and 84.6% in the comparable periods last year, increased 9.3% for the quarter and 10.1% for the six months ended October 31, 2004 compared with the comparable periods last year. The increase is primarily due to strong sales growth of sensor pads for passenger occupancy detection systems by Automotive Safety Technologies (AST) as automakers ramp up to meet increasing Federal safety requirements, and increased automotive switch sales in Europe. Net sales of other products to North American automotive customers declined 1.6% in the quarter and 0.9% in the six-month period compared to the prior year periods, as the impact of price concessions given to automakers and lower vehicle build in the first half of fiscal 2005 were partially offset by increased service part orders. Year over year changes in foreign currency exchange rates had the effect of increasing net sales to the automotive industry by 1.0% in both the second quarter and six-month period of fiscal 2005. Net sales for the balance of the Electronic segment declined by 2.3% for the quarter and increased 1.4% for the six months ended October 31, 2004. Our dataMate business unit had a strong quarter and six months due to the success of its new small form pluggable copper transceiver (SFP), which enables high-speed 1-Gigabit data transfers over existing copper infrastructure, but the balance of the non-automotive business units in the Electronic segment had decreased net sales for both periods. The closing of our Ireland manufacturing operation in the third quarter of fiscal 2004 had a negative impact on year over year net sales comparisons for both the quarter and six-month periods.

     Optical segment net sales represented 5.6% and 5.1% of consolidated net sales for the quarter and six months ended October 31, 2004 compared with 5.3% and 5.1% for the comparable periods last year. Net sales of the Optical segment for the second quarter of fiscal 2005 increased 12.8% to $5.6 million from $5.0 million a year ago. Net sales for the six-month period ended October 31, 2004 increased 7.1% over the same period a year ago to $9.4 million from $8.8 million. Lost sales due to the closing of our fiber optic operation in the United Kingdom at the end of the fourth quarter of fiscal 2004 were offset by $1.6 million of sales related to a onetime infrastructure project.

     Net sales of the Other segment, principally current carrying bus devices and test laboratories increased 19.6% to $6.0 million in the second quarter of fiscal 2005 from $5.0 million in fiscal 2004. Other segment net sales for the six-month period increased 9.2% to $11.4 million from $10.4 million last year. The sales increase in this segment is due to new bus device product shipments and an expanded customer base for these products.

     Other income. Other income consisted primarily of engineering design fees, earnings from our automotive joint venture, and royalties. Earnings from our automotive joint venture are declining as the operation winds down towards its scheduled dissolution in fiscal 2007.

     Cost of products sold. Cost of products sold, as a percentage of net sales, was 78.0% in the second quarter and 78.8% in the six-month period of fiscal 2005 compared with 79.6% and 80.0% for the second quarter and the six-month period ended October 31, 2003.

     Gross margins on product sales of the Electronic segment increased to 21.6% and 20.8% in the second quarter and six-month period of fiscal 2005 from 21.3% and 20.6% for the comparable periods last year. Margins in the second quarter of fiscal 2005 were reduced by costs of $0.8 million relating to the move of our Singapore manufacturing operations to Shanghai, China, and $0.5 million of charges for relocating automotive tooling from an insolvent molding supplier. Strong sales gains at AST, our European automotive operations and our dataMate business unit contributed to the margin gain during the quarter and six-month periods of fiscal 2005. Benefits from our lean manufacturing initiatives helped to offset price concessions and maintain margins on sales to our traditional North American automotive customers.

     Gross margins of the Optical segment increased to 30.3% in the second quarter and 29.9% in the six-month period ended October 31, 2004 from 23.7% in the second quarter and 21.0% in the six-month period in fiscal 2004. The margin improvement was primarily the result of the closing of our United Kingdom fiber optic operation at the end of the fourth quarter of fiscal 2004.

     Gross margins of the Other segment declined to 22.0% in the second quarter of fiscal 2005 from 24.4% in the prior year second quarter. This decline was primarily due to reduced sales of testing services. For the six months ended October 31, 2004 gross margins improved to 24.0% from 22.7% in the prior year six-month period. The margin improvement was primarily due to increased sales and change in product mix at Network Bus with lower margin product reaching end of life, and a staff reduction at one of our test laboratories.

     Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 12.8% and 13.1% for the quarter and six-month period in fiscal 2005 compared to 11.3% and 11.5% for the comparable periods of fiscal 2004. In fiscal 2005, in lieu of stock options, the cost of which the Company has not previously recognized as compensation, the compensation committee of our board of directors granted restricted stock awards (RSAs). The compensation cost for the RSAs is amortized over the three-year vesting period with amortization beginning in the first quarter of fiscal 2005. Stock-

based compensation expense, Sarbanes-Oxley initiatives, increased research and development efforts, and increased sales staff and other selling expenses at our fiber optic custom installation business were the main contributors to the increase in selling and administrative expenses in fiscal 2005. Also contributing to this increase was the conversion of our Ireland facility from manufacturing to a sales and distribution operation.

     Interest, net. Interest income, net of interest expense increased in the second quarter and six-month period of fiscal 2005 compared with fiscal 2004 due to higher average short-term investment balances and higher interest rates.

     Other, net. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan renminbi and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars and Euros, creating exchange rate sensitivities. Currency exchange losses were experienced by the Company’s foreign subsidiaries in both fiscal 2005 and 2004, primarily as a result of a weakening U.S. dollar.

     Income taxes. The effective income tax rate in the second quarter and six-month period was 31.0% in fiscal 2005 and 31.5% in fiscal 2004. The effective rates for both fiscal 2005 and 2004 reflect the effect of lower tax rates on income from foreign operations.

Liquidity and Capital Resources

     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash and cash equivalents totaled $67.9 million at October 31, 2004, of which $45.8 million was held in foreign accounts. Income taxes would be payable if this cash held in foreign accounts were repatriated (see Note 4 to the Condensed Consolidated Financial Statements). We believe our current cash balances together with the cash flow we expect to generate from future domestic and foreign operations will be sufficient to support operations and capital requirements for the foreseeable future without the need for repatriation of foreign cash balances.

     We have an agreement with our primary bank for a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At October 31, 2004, the Company was in compliance with these covenants and there were no borrowings against this credit facility.

     Net cash provided by operations was $16.9 million and $18.1 million in the first six months of fiscal 2005 and 2004, respectively. Cash used by changes in operating assets and liabilities was greater in fiscal 2005 primarily due to higher inventory levels. Inventory levels were up to allow for temporary production line shutdowns to implement lean manufacturing initiatives, to support higher production levels of dataMate’s SFP products and to facilitate the transfer of manufacturing operations from Singapore to Shanghai, China.

     Net cash used in investing activities during the first six months was $13.1 million for fiscal 2005 compared to $3.3 million in fiscal 2004. Net cash used in investing activities in fiscal 2004 included the collection of a $6.0 million note receivable from a related party (see Note 7 to the Condensed Consolidated Financial Statements). Purchases of plant and equipment were $10.3 million and $7.4 million in fiscal 2005 and 2004, respectively. The increase in plant and equipment expenditures in 2005 was primarily to support increased production at AST and our European automotive facilities. Cash used in investing activities included contingent payments related to the acquisition of AST of $2.7 million in fiscal 2005 and $1.2 million in fiscal 2004. An additional $7.3 million of contingent cash consideration for this acquisition will be due in annual installments based on a percentage of AST’s annual sales (see Note

3 to the Condensed Consolidated Financial Statements). We believe cash generated from operations will cover this contingent commitment.

     Net cash provided by financing activities during the first six months was $0.9 million in fiscal 2005 compared with a use of cash of $18.6 million in fiscal 2004. In the first quarter of fiscal 2004, we paid $17.1 million for the purchase of 750,000 shares of our Class B common stock as an initial step in the elimination of our Class B common stock, which was completed in the third quarter of fiscal 2004 (see Note 7 to the Condensed Consolidated Financial Statements). We paid cash dividends of $3.6 million in the first six months of both fiscal 2005 and 2004 and received proceeds from the exercise of stock options of $4.5 million in fiscal 2005 and $2.1 million in fiscal 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.9 million and $1.5 million at October 31, 2004 and April 30, 2004, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan renminbi, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $9.8 million and $9.3 million at October 31, 2004 and April 30, 2004, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for their intended purposes.

     There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2004 Annual Stockholders Meeting of the Company was held on September 14, 2004.

(c)	At the Annual Stockholders Meeting, the common stockholders voted on the following uncontested matters.

1.	Election of the below named nominees to the Board of Directors of the Company:

	For	Withheld
Warren L. Batts	31,738,465	798,348
J. Edward Colgate	32,465,766	71,047
Darren M. Dawson	32,465,336	71,477
Donald W. Duda	32,463,315	73,498
Isabelle C. Goossen	32,461,087	75,726
Christopher J. Hornung	30,579,756	1,957,057
Paul G. Shelton	31,199,994	1,336,819
Lawrence B. Skatoff	30,835,197	1,701,616
George S. Spindler	31,780,232	756,581

2.	Adoption of the Methode Electronics, Inc. 2004 Stock Plan.

			Broker
For	Against	Abstain	Non-Votes
25,102,862	4,203,115	97,269	3,133,567

ITEM 5. OTHER INFORMATION

     As of June 18, 2004, each of Messrs. Duda, Koman, and Kuehnau were granted restricted stock awards under the Methode Electronics, Inc 2000 Stock Plan pursuant to restricted stock award agreements in the form of Exhibit 10.20 hereto. Pursuant to such agreements, these named executive officers received the following awards of restricted stock: Mr. Duda 50,000 shares, Mr. Koman 9,200 shares and Mr. Kuehnau 5,250. As of the same date, these named executives were awarded a like number of restricted shares and cash bonuses based upon a like number of shares pursuant to agreements in the form of Exhibits 10.21 and 10.22 hereto.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

Exhibit
Number	Description
10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:	/s/ Douglas A. Koman

Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated: December 8, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.