Form 10-Q
period 2005-01-31
METHODE ELECTRONICS INC
filed 2005-03-11
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816

METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Delaware	36-2090085

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548

(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     At March 3, 2005, Registrant had 36,371,977 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31,	April 30,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,301	$61,757
Accounts receivable, net	60,954	65,360
Inventories:
Finished products	8,041	5,462
Work in process	22,574	17,596
Materials	7,073	6,149

	37,688	29,207
Deferred income taxes	8,001	7,901
Prepaid expenses and other current assets	3,875	5,130

TOTAL CURRENT ASSETS	191,819	169,355

PROPERTY, PLANT AND EQUIPMENT	271,298	250,305
Less allowance for depreciation	177,741	162,550

	93,557	87,755

GOODWILL	22,783	19,559
INTANGIBLE ASSETS, net	21,096	24,266
OTHER ASSETS	13,444	13,253

	$342,699	$314,188

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$27,666	$28,542
Other current liabilities	33,965	28,718

TOTAL CURRENT LIABILITIES	61,631	57,260

OTHER LIABILITIES	4,144	4,059
DEFERRED COMPENSATION	4,549	4,285
SHAREHOLDERS’ EQUITY
Common stock	18,394	17,955
Paid in capital	48,306	39,719
Retained earnings	197,613	187,207
Other shareholders’ equity	8,062	3,703

	272,375	248,584

	$342,699	$314,188

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2005	2004	2005	2004
INCOME
Net sales	$92,381	$86,698	$277,145	$259,158
Other	373	636	1,219	1,986

	92,754	87,334	278,364	261,144

COSTS AND EXPENSES
Cost of products sold	71,844	70,784	217,461	208,812
Selling and administrative expenses	14,133	13,485	38,250	33,274

	85,977	84,269	255,711	242,086

Income from operations	6,777	3,065	22,653	19,058

Interest income, net	326	144	688	383
Other, net	(248)	(600)	(385)	(1,140)

Income before income taxes	6,855	2,609	22,956	18,301
Income taxes	2,150	1,235	7,150	6,180

NET INCOME	$4,705	$1,374	$15,806	$12,121

Basic and diluted earnings per common share	$0.13	$0.04	$0.44	$0.34

Cash dividends per common share:
Regular quarterly	$0.05	$0.05	$0.15	$0.15
Special (Note 8)		0.04		0.04

Weighted average number of common shares outstanding:
Basic	36,043	35,700	35,751	35,865
Diluted	36,383	36,045	36,071	36,163

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$15,806	$12,121
Provision for depreciation and amortization	17,142	15,608
Changes in operating assets and liabilities	2,175	4,068
Other	62	159

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,185	31,956
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,675)	(13,337)
Acquisitions of businesses	(2,671)	(2,072)
Collection of note receivable from a related party	—	6,000
Other	88	(128)

NET CASH USED IN INVESTING ACTIVITIES	(18,258)	(9,537)

FINANCING ACTIVITIES
Purchase and retirement of Class B shares (Note 8)	—	(25,788)
Options exercised	5,792	2,639
Dividends	(5,399)	(5,382)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	393	(28,531)

Effect of foreign exchange rate changes on cash	2,224	2,394

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,544	(3,718)

Cash and cash equivalents at beginning of period	61,757	64,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,301	$60,543

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
January 31, 2005

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock-based compensation plans outstanding during the periods presented:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net income:
As reported	$4,705	$1,374	$15,806	$12,121
Add stock-based compensation expense included in earnings, net of tax	287	56	904	94
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(441)	(472)	(1,522)	(1,305)

Pro forma	$4,551	$958	$15,188	$10,910

Earnings per share:
As reported – basic and diluted	$0.13	$0.04	$0.44	$0.34
Pro forma – basic and diluted	$0.13	$0.03	$0.42	$0.30

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

1. BASIS OF PRESENTATION — Continued

     The following table presents details of the Company’s comprehensive income:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2005	2004	2005	2004
Net income	$4,705	$1,374	$15,806	$12,121
Translation adjustment	2,237	5,890	6,589	8,807

	$6,942	$7,264	$22,395	$20,928

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage, are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. For the Company, SFAS No. 151 is effective for inventory costs incurred during fiscal year 2007. The Company does not expect SFAS No. 151 to have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that the compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the second quarter of fiscal 2006. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

3. RESTRUCTURING AND IMPAIRMENT OF ASSETS

Fiscal 2004 Restructuring

     In the third quarter of fiscal 2004, due in part to price erosion and lost sales to lower cost Eastern European and Asian suppliers, the Company adopted a restructuring plan to discontinue copper cable assembly operations at its Ireland facility and dispose of or close its United Kingdom optical cable assembly operation. The Company recorded charges of $1,287 related to the closing of the Ireland operation in its Electronic segment, consisting of involuntary severance of $688 for termination of 34 employees, equipment write-offs of $300, inventory write-offs of $90, and lease and other obligations of $208. The restructuring charges are classified in the fiscal 2004 Condensed Consolidated Statement of Income as cost of products sold ($1,217), and selling and administrative expenses ($70). In the fourth quarter of fiscal 2004, the Company closed its United Kingdom optical cable assembly operation, transferring some production to its Czech Republic fiber optic facility and executing an agreement to sell the balance to local management for cash of $272. The sale closed in the first quarter of fiscal 2005.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

3. RESTRUCTURING AND IMPAIRMENT OF ASSETS — Continued

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

     Accrued expenses (primarily severance pay and lease obligations) related to the fiscal 2004 and 2002 restructurings included in other current liabilities in the Condensed Consolidated Balance Sheets were:

	Involuntary	Lease and
	Severance	Other	Total
Balance April 30, 2004	$137	$250	$387
Payments made	(130)	(205)	(335)

Reversals	(7)	(40)	(47)

Balance January 31, 2005	$—	$5	$5

4. GOODWILL

     In connection with the acquisition of Automotive Safety Technologies, Inc. (AST), additional contingent cash consideration is due based on a percentage of AST’s annual sales. The increase in goodwill from April 30, 2004 to January 31, 2005 represents the accrual of the earned portion of the contingent payment that will be due in the first quarter of fiscal 2006. Additional goodwill of up to $4,060 may result from future contingent payments for this acquisition.

5. INCOME TAXES

     The effective income tax rate was 31.4% in the third quarter and 31.2% in the nine-month period of fiscal 2005 compared with 47.4% in the third quarter and 33.8% in the nine-month period of fiscal 2004. The effective income tax rate in fiscal 2004 was higher because tax benefits were not available for the charge for closing the Ireland operation and certain of the expenses related to the elimination of the Company’s dual class common stock structure. Excluding these items, the effective income tax rate for both the quarter and nine-month period ended January 31, 2004 was 31.5%. The effective rates for both fiscal 2005 and fiscal 2004 reflect the effect of lower tax rates on income from foreign operations.

     Historically, the Company has considered its foreign undistributed earnings to be permanently reinvested and has not provided US income taxes on these earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury is in the process of providing clarifying guidance on key elements of the repatriation provision and Congress may introduce legislation that provides for certain technical corrections to the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

5. INCOME TAXES — Continued

Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not completed its analysis of the Act mainly due to the uncertainty associated with the interpretation of the provisions and the lack of clarification on certain provisions within the Act. The Company expects to complete its analysis of the potential repatriation, if any, and the related tax ramification within a reasonable period of time after additional guidance is issued. At January 31, 2005 the Company’s foreign subsidiaries had undistributed earnings of $78,760 and cash balances of $48,857. Based upon a preliminary review of the Act, repatriation of the Company’s foreign undistributed earnings could result in additional income tax expense of between 8% and 13% of the amount repatriated, depending on the amount of foreign taxes withheld.

6. COMMON STOCK AND EARNINGS PER SHARE

     The following table sets forth the changes in the number of issued shares of common stock during the nine-month periods presented:

	Nine Months Ended January 31,
	2005	2004
	Common	Common Stock
	Stock	Class A	Class B
Balance at the beginning of the period	35,909,815	35,533,049	1,099,505
Repurchase and retirement	—	—	(1,099,505)
Options exercised	590,817	363,038	—
Restricted stock awards granted	286,680	—	—

Balance at the end of the period	36,787,312	35,896,087	—

     During the nine months ended January 31, 2005, the Company awarded 286,680 shares of restricted common stock with a weighted-average grant-date fair value of $11.28 per share to directors and key employees, of which 126,680 vest in three equal annual installments beginning on April 30, 2005 provided the recipient remains a director or employee of the Company. For the remaining 160,000 shares of restricted stock awarded, 50% vest as of April 30, 2007 if the recipient remains employed with Methode until that date, and the second 50% vest on that same date if Methode has met certain financial targets.

     The fair value of the stock awards is recorded as compensation expense ratably over the vesting period beginning on the date of the award. The fair value of the stock awards that vest solely with the passage of time is equal to the market value of the Company’s common stock on the date of the grant. The fair value of the stock awards with vesting that is dependent on meeting certain financial targets is equal to the market value of the Company’s common stock as of the latest balance sheet date. All of the restricted stock awards are entitled to be voted and to payment of dividends.

     In connection with the 160,000 restricted stock awards vesting on April 30, 2007, Methode agreed to pay each recipient a cash bonus if Methode meets certain additional financial targets, which shall be measured as of April 30, 2007. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s restricted stock awards described in the paragraph above by the closing price of Methode’s common stock as of April 30, 2007. This additional cash bonus will be recorded as compensation expense ratably over the vesting period, based upon the market value

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

6. COMMON STOCK AND EARNINGS PER SHARE — Continued

of the Company’s common stock as of the latest balance sheet date, if and when it is determined that it is probable that the additional financial targets will be met. As of January 31, 2005, the Company could not determine that it was probable these additional financial targets will be met and, accordingly, compensation expense related to this cash bonus has not been recorded.

     The Company has a stock-based cash bonus agreement with its CEO providing for two cash bonuses that are paid at the election of the CEO between the vesting date and expiration date. The first cash bonus vests in four equal annual installments beginning June 10, 2003 and expires June 10, 2012. The amount of the first cash bonus shall be determined by multiplying 100,000 by the per share value of the common stock on the date of election in excess of $10.50. The second cash bonus vests in four equal annual installments beginning July 3, 2004 and expires July 3, 2013. The amount of the second cash bonus shall be determined by multiplying 150,000 by the per share value of the common stock on the date of election in excess of $11.44. These bonuses are being recorded as compensation expense ratably over the vesting period based upon the market value of the Company’s common stock as of the latest balance sheet date.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator — net income	$4,705	$1,374	$15,806	$12,121

Denominator:
Denominator for basic earnings per share-weighted-average shares	36,043	35,700	35,751	35,865
Dilutive potential common shares- stock options and unvested restricted stock awards	340	345	320	298

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,383	36,045	36,071	36,163

Basic and diluted earnings per share	$.13	$.04	$.44	$.34

     Options to purchase 37,502 shares of common stock at a weighted average option price of $17.03 per share were outstanding at January 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

7. SEGMENT INFORMATION

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

7. SEGMENT INFORMATION — Continued

     The Company reports three business segments: Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Company’s business that manufactures bus systems as well as its independent laboratories, which provide services for qualification testing and certification of electronic and optical components, are included in the Other segment. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.

     The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

     The table below presents information about the Company’s reportable segments:

	Three Months Ended January 31, 2005
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$80,143	$6,251	$6,041	$54	$92,381
Transfers between technology segments	(26)	—	(28)	(54)	—

Net sales to unaffiliated customers	$80,117	$6,251	$6,013	$—	$92,381

Income before income taxes	$9,583	$1,013	$814		$11,410

Corporate expenses, net					(4,555)

Total income before income taxes					$6,855

	Three Months Ended January 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$75,963	$5,636	$5,193	$94	$86,698
Transfers between technology segments	(13)	—	(81)	(94)	—

Net sales to unaffiliated customers	$75,950	$5,636	$5,112	$—	$86,698

Income before income taxes	$7,731	$429	$720		$8,880

Corporate expenses, net					(6,271)

Total income before income taxes					$2,609

	Nine Months Ended January 31, 2005
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$244,110	$15,693	$17,522	$180	$277,145
Transfers between technology segments	(61)	(8)	(111)	(180)	—

Net sales to unaffiliated customers	$244,049	$15,685	$17,411	$—	$277,145

Income before income taxes	$31,079	$1,503	$2,233		$34,815

Corporate expenses, net					(11,859)

Total income before income taxes					$22,956

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

7. SEGMENT INFORMATION — Continued

	Nine Months Ended January 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$229,184	$14,441	$15,851	$318	$259,158
Transfers between technology segments	(14)	—	(304)	(318)	—

Net sales to unaffiliated customers	$229,170	$14,441	$15,547	$—	$259,158

Income before income taxes	$28,309	$685	$1,935		$30,929

Corporate expenses, net					(12,628)

Total income before income taxes					$18,301

8. RELATED PARTY TRANSACTIONS

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

     On July 14, 2003, the McGinley Family gave notice of termination of the Agreement dated August 19, 2002, as amended December 26, 2002.

     As of July 18, 2003, the Company entered into an agreement with the McGinley Family, pursuant to which the McGinley Family sold 750,000 shares of its Class B common stock to the Company for $22.75 per share and agreed to vote its remaining shares of Class B common stock in favor of a merger in which all then outstanding Class B common stock (including those held by the McGinley Family not previously sold to the Company) would receive $23.55 per share and the Class A common stock would be converted into new Methode common stock (the “Merger). The Merger was approved by the affirmative vote of a majority of the Company’s outstanding shares at a special shareholders meeting held on January 8, 2004. Also on January 8, 2004, pursuant to the settlement of litigation involving the Merger, the Company declared a special dividend of $0.04 per share of Class A common stock, which was paid on March 1, 2004. The Company recorded charges of $3,780 in fiscal 2004 ($2,558 incurred in the third quarter and $2,934 for the nine-month period ended January 31, 2004), primarily for legal,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)

8. RELATED PARTY TRANSACTIONS — Continued

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

9. PENDING LITIGATION

     Certain litigation arising in the normal course of business is pending against the Company. The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. The Company considers insurance coverage and third party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available at the time, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Therefore, our financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of our business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual performance in our various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; automotive customer production schedule changes; higher than anticipated Sarbanes-Oxley compliance costs; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities laws.

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

     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we have transferred production from our Singapore facility to our new Shanghai, China plant, which began limited manufacturing in July 2004.

Results of Operations

     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.4	0.7	0.4	0.8

	100.4	100.7	100.4	100.8
Costs and expenses:
Cost of products sold	77.8	81.6	78.4	80.6
Selling and administrative expenses	15.3	15.6	13.8	12.8

Income From Operations	7.3	3.5	8.2	7.4
Interest, net	0.4	0.2	0.2	0.1
Other, net	(0.3)	(0.7)	(0.1)	(0.4)

Income Before Income Taxes	7.4	3.0	8.3	7.1
Income taxes	2.3	1.4	2.6	2.4

Net Income	5.1%	1.6%	5.7%	4.7%

     Net sales. Third quarter consolidated net sales increased 6.6% to $92.4 million in fiscal 2005 from $86.7 million in fiscal 2004. Consolidated net sales for the nine-month period ended January 31, 2005 increased 6.9% to $277.1 million from $259.2 million for the comparable period last year. Net sales included customer paid tooling sales of $1.1 million and $3.9 million for the three-month and nine-month periods ended January 31, 2005 compared with $3.8 million and $7.6 million in the three-month and nine-month periods of fiscal 2004. Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2005 increased reported sales by $0.8 million in the third quarter of fiscal 2005, or 0.9% and $2.5 million, or 0.9% for the nine months ended January 31, 2005.

     Electronic segment net sales represented 86.7% and 88.1% of consolidated net sales for the quarter and nine months ended January 31, 2005 compared with 87.6% and 88.4% for the comparable periods last year. Net sales of the Electronic segment increased 5.5% to $80.1 million in the third quarter of fiscal 2005 from $75.9 million in fiscal 2004. Electronic segment net sales for the nine months ended January 31, 2005 increased 6.5% to $244.0 million from $229.2 million for the same period last year. Translation of foreign sales using a weaker US dollar increased Electronic segment sales by $0.7 million for the third quarter and $2.1 million for the nine-month period in fiscal 2005. Product net sales to the automotive industry, which represented 85.5% of the Electronic segment product net sales in the third quarter and 85.6% for the nine months ended January 31, 2005, up from 83.8% and 84.3% in the comparable periods last year, increased 10.1% for both the quarter and the nine months ended January 31, 2005 compared with the comparable periods last year. The increase is primarily due to strong sales growth of sensor pads for passenger occupancy detection systems by Automotive Safety Technologies (AST) as automakers ramp up to meet increasing Federal safety requirements, and increased automotive switch sales in Europe. Net sales of other products to North American automotive customers declined 15.3% in the quarter and 8.1% in the nine-month period compared to the prior year periods, the result of price reductions given to automakers on legacy products and lower vehicle build in fiscal 2005. Year over year changes in foreign currency exchange rates had the effect of increasing net sales to the automotive industry by 0.7% in the third quarter and 2.1% in the nine-month period of fiscal 2005. Net sales for the balance of the Electronic segment declined by 3.2% for the quarter and 0.2% for the nine months ended January 31, 2005. Our dataMate business unit had a strong quarter and nine months due to the success of its new copper transceiver, which enables high-speed 1-Gigabit data transfers over existing copper infrastructure, but the balance of the non-automotive business units in the Electronic segment had decreased net sales for both periods. The closing of our Ireland manufacturing operation in the third quarter of fiscal 2004 had a negative impact on year over year net sales comparisons for both the quarter and nine-month periods.

     Optical segment net sales represented 6.8% and 5.7% of consolidated net sales for the quarter and nine months ended January 31, 2005 compared with 6.5% and 5.6% for the comparable periods last year. Net sales of the Optical segment for the third quarter of fiscal 2005 increased 10.9% to $6.3 million from $5.6 million a year ago. Net sales for the nine-month period ended January 31, 2005 increased 8.6% over the same period a year ago to $15.7 million from $14.4 million. Lost sales due to the closing of our fiber optic operation in the United Kingdom at the end of the fourth quarter of fiscal 2004 were offset by sales of $0.4 million in the quarter and $2.0 million in the nine months ended January 31, 2005 related to a one-time infrastructure project by our Czech Republic operation.

     Net sales of the Other segment, principally current-carrying bus devices and test laboratories, increased 17.6% to $6.0 million in the third quarter of fiscal 2005 from $5.1 million in fiscal 2004. Other segment net sales for the nine-month period increased 12.0% to $17.4 million from $15.5 million last year. The sales increase in this segment is due to new bus device product shipments and an expanded customer base for these products.

     Other income. Other income consisted primarily of engineering design fees, earnings from our automotive joint venture, and royalties. Earnings from our automotive joint venture are declining as the operation winds down towards its scheduled end-of-life in fiscal 2007.

     Cost of products sold. Cost of products sold, as a percentage of net sales, was 77.8% in the third quarter and 78.5% in the nine-month period of fiscal 2005 compared with 81.6% and 80.6% for the third quarter and the nine-month period ended January 31, 2005. Customer paid tooling sales, which are intended to reimburse the Company for the cost of customer tooling used by the Company to manufacture product for the customer, did not impact the cost of sales percentage in fiscal 2005 but reduced that percentage by 0.8% in the quarter and 0.6% in the nine-month period ended January 31, 2004.

     Gross margins on product sales of the Electronic segment increased to 21.2% and 20.9% in the third quarter and nine-month period of fiscal 2005 from 18.7% and 20.0% for the comparable periods last year. Strong sales gains at AST, our European automotive operations and our dataMate business unit contributed to the margin gain during the quarter and nine-month periods of fiscal 2005. Benefits from our lean manufacturing initiatives helped to offset the impact of production volume declines and price reductions to maintain margins on sales to our traditional North American automotive customers.

     Gross margins of the Optical segment increased to 35.6% in the third quarter and 32.2% in the nine-month period ended January 31, 2005 from 24.4% in the third quarter and 22.4% in the nine-month period in fiscal 2004. The margin improvement was primarily the result of the closing of our United Kingdom fiber optic operation at the end of the fourth quarter of fiscal 2004.

     Gross margins of the Other segment increased to 25.7% in the third quarter of fiscal 2005 from 25.4% in the prior year third quarter. For the nine months ended January 31, 2005 gross margins improved to 24.6% from 23.6% in the prior year nine-month period. This modest margin improvement was primarily due to increased production levels and change in product mix at Network Bus with lower margin product reaching end of life being replaced with new higher margin product.

     Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 15.3% and 13.8% for the quarter and nine-month period in fiscal 2005 compared to 15.6% and 12.8% for the comparable periods of fiscal 2004. In fiscal 2005, in lieu of stock options, the cost of which the Company has not previously recognized as compensation expense, the compensation committee of our board of directors granted restricted stock awards (RSAs). The compensation cost for the RSAs is amortized over the three-year vesting period with amortization beginning in the first quarter of fiscal 2005, and amounted to $0.4 million in the third quarter and $1.0 million for the nine-month period ended January 31, 2005. Fiscal 2005 also included third-party Sarbanes-Oxley compliance costs of $1.2 million in the third quarter and $1.7 million in the nine-month period that were not present in fiscal 2004. Stock-based compensation expense, Sarbanes-Oxley initiatives, increased research and development efforts, and increased sales staff and other selling expenses at our fiber optic custom installation business were the main contributors to the increase in selling and administrative expenses in fiscal 2005. Fiscal 2004 included costs related to the elimination of the Company’s dual class common stock structure and the unsolicited tender offer for its Class B shares, which increased selling and administrative expenses by $2.6 million in the third quarter and $2.9 million for the nine-month period.

     Interest income, net. Interest income, net of interest expense increased in the third quarter and nine-month period of fiscal 2005 compared with fiscal 2004 due to higher average short-term investment balances and higher interest rates.

     Other, net. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan renminbi and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars and Euros, creating exchange rate sensitivities. Currency exchange losses were experienced by the Company’s foreign subsidiaries in both fiscal 2005 and 2004, primarily as a result of a weakening U.S. dollar. The smaller loss in fiscal 2005 reflects a relatively more stable dollar versus the comparable periods last year and the favorable impact of currency hedging during fiscal 2005.

     Income taxes. The effective income tax rate was 31.4% in the third quarter and 31.2% in the nine-month period of fiscal 2005 compared with 47.4% in the third quarter and 33.8% in the nine-month period of fiscal 2004. The effective income tax rate in fiscal 2004 was higher because tax benefits were not available for the charge for closing the Ireland operation and certain of the expenses related to the elimination of the Company’s dual class common stock structure. Excluding these items, the effective income tax rate for both the quarter and nine-month period ended January 31, 2004 was 31.5%. The effective rates for both fiscal 2005 and fiscal 2004 reflect the effect of lower tax rates on income from foreign operations.

Liquidity and Capital Resources

     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash and cash equivalents totaled $81.3 million at January 31, 2005, of which $48.9 million was held in foreign accounts. Income taxes would be payable if this cash held in foreign accounts were repatriated (see Note 5 to the Condensed Consolidated Financial Statements). We believe our current cash balances together with the cash flow we expect to generate from future domestic and foreign operations will be sufficient to support operations and capital requirements for the foreseeable future without the need for repatriation of foreign cash balances.

     We have an agreement with our primary bank for a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At January 31, 2005, the Company was in compliance with these covenants and there were no borrowings against this credit facility.

     Net cash provided by operations was $35.2 million and $32.0 million in the first nine months of fiscal 2005 and 2004, respectively. Net cash provided by operations increased in fiscal 2005 primarily due to higher net income and higher non-cash charges to income for amortization of restricted stock awards and intangible assets. Cash provided by changes in operating assets and liabilities was less in fiscal 2005 due to higher inventory levels. Inventory levels were up to allow for temporary production line shutdowns to implement lean manufacturing initiatives, to support higher production levels of dataMate’s new copper transceiver and to facilitate the transfer of manufacturing operations from Singapore to Shanghai, China.

     Net cash used in investing activities during the first nine months was $18.3 million for fiscal 2005 compared to $9.5 million in fiscal 2004. Net cash used in investing activities in fiscal 2004 included the collection of a $6.0 million note receivable from a related party (see Note 8 to the Condensed Consolidated Financial Statements). Purchases of plant and equipment were $15.7 million and $13.3 million in fiscal 2005 and 2004, respectively. The increase in plant and equipment expenditures in 2005 was primarily to support increased production at AST and our European automotive facilities. Cash used in investing activities included contingent payments related to the acquisition of AST of $2.7 million in fiscal 2005 and $1.2 million in fiscal 2004. An additional $7.3 million of contingent cash consideration for this acquisition will be due in annual installments based on a percentage of AST’s annual sales (see Note 4 to the Condensed Consolidated Financial Statements). We believe cash generated from operations will be adequate to meet this contingent commitment.

     Net cash provided by financing activities during the first nine months was $0.4 million in fiscal 2005 compared with a use of cash of $28.5 million in fiscal 2004. We used $25.8 million in fiscal 2004 to purchase and retire all of our outstanding Class B common stock (see Note 8 to the Condensed Consolidated Financial Statements). We paid cash dividends of $5.4 million in the first nine months of both fiscal 2005 and 2004 and received proceeds from the exercise of stock options of $5.8 million in fiscal 2005 and $2.6 million in fiscal 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncement

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that the compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the second quarter of fiscal 2006. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.8 million and $1.5 million at January 31, 2005 and April 30, 2004, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan renminbi, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $10.2 million and $9.3 million at January 31, 2005 and April 30, 2004, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

     There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:	/s/ Douglas A. Koman

Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated: March 10, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.