Form 10-K
period 2005-04-30
METHODE ELECTRONICS INC
filed 2005-07-14
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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
Common Stock ($0.50 par value)
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 31, 2004, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $483.9 million.

     Registrant had 37,107,441 shares of Common Stock, $0.50 par value outstanding as of July 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual shareholders meeting to be held September 15, 2005 are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.
FORM 10-K
April 30, 2005

PART I

Item 1.	Business

     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” shall mean Methode Electronics, Inc. and its subsidiaries.

     We manufacture component devices worldwide for Original Equipment Manufacturers (“OEMs”) of automobiles, information processing and networking equipment, voice and data communication systems, consumer electronics, aerospace vehicles and industrial equipment. Our products employ electronic and optical technologies such as sensors, interconnections and controls. Our business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes manufacturers of current-carrying bus devices and high current flexible cabling systems, and independent laboratories that provide services for qualification testing and certification of electronic and optical components.

     On January 8, 2004, in order to eliminate our dual-class stock structure, we completed a merger whereby all of our outstanding Class B common stock was converted into the right to receive $23.55 per share in cash and each share of our Class A common stock was converted into one share of new common stock (see Notes 4 and 10 to the Consolidated Financial Statements).

     Sales. The following tabulation reflects the percentage of net sales of the product segments of the Company for the last three fiscal years.

	April 30,
	2005	2004	2003
Electronic	88.5%	89.0%	90.1%
Optical	5.1	5.2	5.2
Other	6.4	5.8	4.7

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

     Patents; Licensing Agreements. We have numerous United States and foreign patents and license agreements covering certain of our products and manufacturing processes, several of which are considered material to our business. Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

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

     Material Customers. During the year ended April 30, 2005, shipments to Ford Motor Company, Daimler Chrysler AG (either directly or through their Tier 1 suppliers) and Delphi Corporation, each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 62.0% of consolidated net sales. Such shipments included a wide variety of our automotive component products.

     Backlog. Our backlog of orders was approximately $83.0 million at May 31, 2005, and $72.6 million at May 31, 2004. It is expected that most of the total backlog at May 31, 2005, will be shipped within the current fiscal year.

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

     Research and Development. We maintain a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing products. Senior management of the Company also participates directly in the program. Expenditures for such activities amounted to $20.6 million, $19.4 million and $19.1 million for the fiscal years ended April 30, 2005, 2004 and 2003, respectively.

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

     Employees. At April 30, 2005 and 2004, we had approximately 3,225 and 3,100 employees, respectively. We also from time to time employ part-time employees and hire independent contractors. Except for our production employees in Malta and Mexico, our employees are not represented by any collective bargaining agreement. We have never experienced a work stoppage and we believe that our employee relations are good.

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

     Methode operates the following manufacturing and other facilities, all of which we believe to be in good condition and are adequate to meet our current and reasonably anticipated needs:

			Approximate
		Owned /	Square
Location	Use	Leased	Footage
Electronic Segment:
Chicago, Illinois	Corporate Headquarters and	Owned	63,400
	light manufacturing
Rolling Meadows, Illinois	Manufacturing	Owned	75,000
Carthage, Illinois	Manufacturing	Owned	261,000
Golden, Illinois	Manufacturing	Owned	90,000
McAllen, Texas	Warehousing	Leased	38,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
San Jose, California	Prototype and Design Center	Leased	14,500
Monterrey, Mexico	Manufacturing	Leased	36,000
Reynosa, Mexico	Manufacturing	Leased	55,000
Reynosa, Mexico	Manufacturing	Leased	64,000
Mriehel, Malta	Manufacturing	Leased	209,000
Singapore	Sales and Administration	Leased	3,000
Shanghai, China	Manufacturing	Leased	49,000
Limerick, Ireland	Sales and Distribution	Leased	4,700
Burnley, England	Engineering Design Center	Leased	5,900
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	6,800
Dumbarton, Scotland	Manufacturing	Owned	25,000
Dumbarton, Scotland	Manufacturing	Owned	38,000

Optical Segment:
Carrolton, Texas	Manufacturing	Leased	45,000
Jihlava, Czech Republic	Manufacturing	Owned	36,000

Other Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000

Item 3.	Legal Proceedings

     As of July 12, 2005, the Company was not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4.	Submission of Matters to a Vote of Security Holders

     There were no matters submitted to security holders during the fourth quarter of fiscal 2005.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	50	Chief Executive Officer of the Company since May 1, 2004. President and Director of the Company since February 2001. Prior thereto he was Vice President-Interconnect Group since March 2000. Prior thereto he was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	55	Chief Financial Officer of the Company since May 1, 2004. Vice President, Corporate Finance of the Company since April 2001. Prior thereto he was Assistant Vice President-Financial Analysis since December 2000. Prior thereto he was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.

Thomas D. Reynolds	42	Vice President and General Manager, North American Automotive Operations of the Company since October 2001. Prior thereto he was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Joseph K. Sheehan	57	Vice President of European Operations of the Company since January 2004. Prior thereto he was Vice President of Methode Electronics Ireland, Ltd. since 1997.

Paul Whybrow	56	Vice President Interconnect Products of the Company since December 2004. Prior thereto he was with Asian Sourcing LLC as President from March 2001 to December 2004. Prior thereto he was with ViaSystems, Inc. as Vice President from June 2000 to March 2001. Prior thereto he was with Courtesy Corp. as President from July 1999 to June 2000. Prior thereto he was with Berg Electronics as Senior Vice President from 1993 to 1999.

Robert J. Kuehnau	62	Vice President, Treasurer and Controller of the Company since June 1996.

     All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the Nasdaq National Market System under the symbol METH. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

			Dividends
	Sales Price Per Share		Paid
	High	Low	Per Share
Fiscal Year ended April 30, 2005
First Quarter	$13.26	$10.45	$0.05
Second Quarter	13.85	11.95	0.05
Third Quarter	14.86	11.47	0.05
Fourth Quarter	13.28	10.86	0.05
Fiscal Year ended April 30, 2004
First Quarter	$12.56	$9.03	$0.05
Second Quarter	13.36	10.86	0.05
Third Quarter	13.90	10.98	0.05
Fourth Quarter	13.25	11.22	0.09

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

     On June 16, 2005, the Board declared a dividend of $0.05 per common share, payable on July 29, 2005, to holders of record on July 15, 2005.

     We expect to continue our policy of paying regular quarterly cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.

     As of July 1, 2005, the approximate number of record holders of our common stock was 780.

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of April 30, 2005.

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	1,758,259	$10.28	1,049,845
Equity compensation plans not approved by security holders	—	—	—

Total	1,758,259	$10.28	1,049,845

Item 6.	Selected Financial Data

     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2005, 2004 and 2003, and the consolidated balance sheet data as of April 30, 2005 and 2004, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2002 and 2001, and the consolidated balance sheet data as of April 30, 2003, 2002 and 2001, are derived from audited consolidated financial statements not included in this report.

     The majority of our Optical segment was transferred to Stratos International, Inc. (formerly Stratos Lightwave, Inc.), effective May 28, 2000, and on June 26, 2000, Stratos issued shares of common stock in an initial public offering. Effective as of the close of business on April 28, 2001, we distributed all of our remaining interest in Stratos through a stock dividend to our stockholders of record as of the close of business on April 5, 2001. For financial reporting purposes, the Company has accounted for Stratos’ results as discontinued operations.

	Year Ended April 30,
	2005	2004	2003	2002	2001
	(In Thousands, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$392,725	$358,867	$363,057	$319,660	$359,710
Income from continuing operations before income taxes	38,447	28,506	31,957	2,605	19,204
Income taxes (credit)	12,914	8,825	10,085	(1,200)	6,440
Income from continuing operations	25,533	19,681	21,872	3,805	12,764
Discontinued operations	—	—	—	—	6,588
Net income	25,533	19,681	21,872	3,805	19,352
Per Common Share:
Basic and diluted income from continuing operations	$0.71	$0.55	$0.60	$0.11	$0.36
Basic and diluted net income	0.71	0.55	0.60	0.11	0.54
Dividends	0.20	0.24	0.20	0.20	0.20
Book value	7.71	7.00	7.04	6.36	6.41
Long-term debt	—	—	—	—	—
Retained earnings	205,488	187,207	201,845	187,210	190,591
Fixed assets (net)	92,640	87,755	82,902	69,988	70,124
Total assets	356,681	314,188	315,474	291,926	294,930
From continuing operations:
Return on average equity	9.6%	7.8%	9.0%	1.7%	5.1%
Pre-tax income as a percentage of sales	9.8%	7.9%	8.8%	0.8%	5.3%
Income as a percentage of sales	6.5%	5.5%	6.0%	1.2%	3.5%

     Fiscal 2005 results include $1.0 million of tax-free income from life insurance proceeds.

     Fiscal 2004 results include a $2.6 million net charge for the purchase and retirement of all of the Company’s Class B common stock and a $1.4 million net charge for plant closings. Fiscal 2004 dividends include a special dividend of $0.04 per share paid in connection with the settlement of litigation (see Note 10 to the Consolidated Financial Statements).

     Fiscal years 2002 and 2001 include goodwill amortization of $1.0 million and $1.2 million, respectively. Goodwill amortization was discontinued in fiscal 2003 due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

     Fiscal year 2002 earnings reflect a $15.8 million restructuring charge ($13.3 million after tax) and a foreign investment tax credit of $3.7 million.

     Fiscal year 2001 earnings reflect $6.6 million of tax-free income from life insurance proceeds, and a charge of $9.7 million for goodwill impairment and $4.1 million to provide for the restructuring of two business units and the write-off of excess inventory and idle equipment ($11.9 million after tax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. Therefore, our financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of our business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include actual performance in our various markets; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities laws.

Overview

     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, and China. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes manufacturers of current-carrying bus devices and high current flexible cabling systems, and independent laboratories that provide services for qualification testing and failure analysis.

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

     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we transferred production from our Singapore facility to our Shanghai, China plant in fiscal 2005.

     In March 2005, we acquired the assets of Cableco Technologies Corporation (Cableco), a designer and manufacturer of high current, flexible-cabling systems for electronic and electrical applications. The acquisition enhances our existing power distribution business, Network Bus Products, by bringing a complimentary product portfolio and diverse customer base within the computer, telecommunication, medical and military markets and will enable us to provide a more complete product offering to our customers. We plan to shift the majority of Cableco’s manufacturing operations to our facility in Reynosa, Mexico. Cableco’s trailing twelve-months revenues were approximately $6.5 million.

Business Outlook

     Sales in fiscal 2006 are expected to increase modestly compared to fiscal 2005. Sales of sensor pads for passive occupant-detection systems are expected to increase, as automakers are required to meet the federal requirement to provide passive occupant detection for front passenger airbag deployment on all vehicles for the 2006 model year and beyond. We anticipate continued growth in power distribution products with additional increases coming from Asia as well as the joint marketing capability gained from the Cableco acquisition. These increases will be significantly offset by negotiated price reductions and forecasted lower sales from Methode’s traditional North American automotive OEMs along with the Company’s continued transition away from less profitable programs. Additional expenses are anticipated as we establish power distribution manufacturing in Shanghai, China. In fiscal 2006, Methode will incur increased expense for the amortization of stock-based compensation awards.

Results of Operations

     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Year Ended April 30,
	2005	2004	2003

Income:
Net sales	100.0%	100.0%	100.0%
Other	0.4	0.6	0.3

	100.4	100.6	100.3
Costs and expenses:
Cost of products sold	78.1	80.2	80.6
Selling and administrative expenses	11.9	11.2	10.0
Impairment of assets	—	—	0.1
Amortization of intangibles	1.1	1.1	0.5

Income From Operations	9.3	8.1	9.1
Interest income, net	0.3	0.1	0.3
Other, net	0.2	(0.3)	(0.6)

Income Before Income Taxes	9.8	7.9	8.8
Income taxes	3.3	2.4	2.8

Net Income	6.5%	5.5%	6.0%

Fiscal Years Ended April 30, 2005 and 2004

     Net Sales. Consolidated net sales increased 9.4% to $392.7 million in fiscal 2005 from $358.9 million in fiscal 2004. Customer paid tooling sales were $17.2 million in fiscal 2005 compared with $11.3 million in fiscal 2004, accounting for a 1.4% increase in consolidated net sales year over year. Translation of foreign subsidiary net sales using a weaker U.S. dollar in fiscal 2005 increased reported consolidated net sales by $3.2 million in fiscal 2005, or 0.8%.

     Electronic segment net sales represented 88.5% of consolidated net sales in fiscal 2005 compared with 89.0% in fiscal 2004. Net sales of the Electronic segment increased 8.8% to $347.5 million in fiscal 2005 from $319.5 million in fiscal 2004. The increase of customer paid tooling sales accounted for an increase in net sales of 1.6% and the impact of foreign currency translation increased net sales by 0.8%. Net sales to the automotive industry, which represented 86.8% of the Electronic segment net sales in fiscal 2005, up from 85.4% in fiscal 2004, increased 10.5% compared with last year. The net effect of the increase in customer paid tooling, and foreign currency translation increased our net sales to the automotive industry by 2.6%. The balance of the increase is primarily due to strong sales growth of sensor pads for passenger occupancy detection systems (PODS) as automakers ramp up to meet increasing Federal safety requirements, and increased automotive switch sales in Europe. Net sales of other products to North American automotive customers declined, the result of price reductions given to automakers on legacy products and lower vehicle build in fiscal 2005. Net sales for the balance of the Electronic segment were relatively flat compared to last year. We had strong sales of our copper transceiver, which enables high-speed 1-Gigabit data transfers over existing copper infrastructure, but the balance of the non-automotive business units in the Electronic segment experienced sales declines or only modest sales gains in fiscal 2005, largely due to competitive pressures from low-cost Eastern European and Asian manufacturers. The closing of our manufacturing operation in Ireland in the third quarter of fiscal 2004 also had a negative impact on year over year net sales comparisons (see Note 2 to the Consolidated Financial Statements).

     Optical segment net sales represented 5.1% of consolidated net sales for fiscal 2005 compared to 5.2% in fiscal 2004. Net sales of the Optical segment in fiscal 2005, which reflect a $0.5 million increase in sales due to the effects of foreign currency translation, increased 9.3% to $20.2 million compared to $18.5 million in fiscal 2004. Net sales at our domestic subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers increased 16.0% for the year to $13.8 million. The sales increase at this business unit was attributable to general market improvement. Lost sales due to the closing of our fiber optic operation in the United Kingdom at the end of fiscal 2004 were largely offset by sales of $2.0 million related to a one-time project by our Czech Republic operation.

     Other segment net sales represented 6.4% of consolidated net sales in fiscal 2005 compared with 5.8% last year. Net sales of the Other segment increased 19.6% to $25.0 million in fiscal 2005 from $20.9 million in fiscal 2004. The sales increase in this segment is due to new bus bar product shipments and an expanded customer base for these products. Net sales of Cableco, which we acquired in March 2005, contributed 6.1% of the sales increase for the segment (see Note 3 to the Consolidated Financial Statements). Sales declines experienced by our test laboratories in 2005 more than offset the additional sales from the Cableco acquisition.

     Other Income. Other income consisted primarily of earnings from our automotive joint venture, license fees, royalties, and engineering design fees. The decrease in other income was primarily due to a decrease in design fees earned in fiscal 2005. Earnings from our automotive joint venture are also declining as the operation winds down towards its scheduled end-of-life in fiscal 2007.

     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 78.1% in fiscal 2005 compared with 80.2% in fiscal 2004. The impact of customer paid tooling sales, which are intended to reimburse the Company for the cost of customer owned tooling used by the Company to manufacture product for the customer, increased the cost of sales percentage by 0.7% in both fiscal 2005 and 2004.

     Gross margins on product sales of the Electronic segment increased to 21.9% in fiscal 2005 from 20.6% in fiscal 2004. Strong sales gains of PODS sensor pads, automotive switch sales in Europe and our copper transceivers contributed to the margin gain during fiscal 2005. Benefits from our lean manufacturing initiatives helped to reduce the negative margin impact of production volume declines and price reductions on sales to our traditional North American automotive customers in fiscal 2005. Fiscal 2004 gross margins were unfavorably impacted by a disruption in production at our Scotland automotive plant due to a fire, and costs due to challenges launching several new products that increased that facility’s sales by 69.8% in fiscal 2004. The closing of the cable assembly operation in Ireland resulted in a $1.0 million charge to cost of sales in 2004 and reduced the gross margin by 0.3 percentage points.

     Gross margins of the Optical segment increased to 32.3% in fiscal 2005 from 14.3% in fiscal 2004. In fiscal 2005, our domestic subsidiary that provides custom installation of fiber optic cable assemblies began outsourcing the manufacturing of cable assemblies. This outsourcing coupled with a 16.0 % increase in sales contributed significantly to the margin improvement. The divestiture of our fiber optic operation in the UK also contributed to the margin improvement. The UK fiber optic unit’s operations and costs associated with the divestiture reduced margins by 8.8 % in fiscal 2004.

     Gross margins of the Other segment were flat at 24.6% in fiscal 2005 and fiscal 2004. Margin improvement on sales of power distribution products primarily due to increased sales volumes, was offset by margin declines at our test laboratories and integration costs associated with the acquisition of Cableco.

     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were

11.9% in fiscal 2005 compared to 11.2% in fiscal 2004. Fiscal 2005 included third-party Sarbanes-Oxley compliance costs of $3.4 million that were not present in fiscal 2004. Stock-based compensation increased by $1.3 million in fiscal 2005, as restricted stock awards were granted in place of stock options, for which the Company had not previously recognized compensation expense. Expanded sales presence at our fiber optic custom installation business, increased research and development costs and corporate governance initiatives also contributed to the increase in fiscal 2005. Fiscal 2004 included $3.8 million of expenses, primarily legal, financial advisory and other fees related to the elimination of the Company’s dual-class common stock structure and the unsolicited tender offer for its Class B shares.

     Amortization of Intangibles. Amortization of intangibles relates to intangible assets acquired by the Company in connection with various business acquisitions (see Note 3 to the Consolidated Financial Statements).

     Interest income, net. Interest income, net of interest expense, increased in fiscal 2005 compared with fiscal 2004 due to higher average investment balances and higher interest rates.

     Other, Net. In fiscal 2005, other, net included $1.0 million of income from life insurance proceeds from policies owned by the Company in connection with an employee deferred compensation plan. The balance of other, net consists primarily of currency exchange gains and losses at our foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities. Currency exchange losses of $0.4 million and $1.1 million were experienced by the Company’s foreign subsidiaries in fiscal 2005 and 2004, respectively, as the result of a weak U.S. dollar.

     Income Taxes. The effective income tax rate in fiscal 2005 was 33.6% compared with 31.0% in fiscal 2004. The effective rate increased in 2005 primarily due to the change in mix of domestic and foreign taxable income and losses incurred in the UK and China for which no tax benefit could be recognized. The effective rate in 2005 included a reduction for the tax exempt income from life insurance and the effective rates in both years reflect utilization of foreign investment tax credits and the effect of lower tax rates on income at our foreign operations.

Fiscal Years Ended April 30, 2004 and 2003

     Net Sales. Consolidated net sales decreased 1.2% to $358.9 million in fiscal 2004 from $363.1 million in fiscal 2003. Customer paid tooling sales, which were primarily at zero margin, were $11.3 million in fiscal 2004 compared with $22.8 million in fiscal 2003, accounting for a 3.3% decline in consolidated net sales year over year. Translation of foreign subsidiary net sales using a weaker U.S. dollar in fiscal 2004 increased reported consolidated net sales by $3.4 million in fiscal 2004, or 0.9%.

     Electronic segment net sales represented 89.0% of consolidated net sales in fiscal 2004 compared with 90.1% in fiscal 2003. Net sales of the Electronic segment decreased 2.3% to $319.5 million in fiscal 2004 from $327.1 million in fiscal 2003. The reduction of customer paid tooling sales accounted for a reduction of net sales of 3.6% and the impact of foreign currency translation increased net sales by 0.9%. Net sales to the automotive industry, which represented 85.4% of the Electronic segment net sales in fiscal 2004, up from 84.4% in fiscal 2003, decreased 1.2% compared with last year. The net effect of the decline in customer paid tooling and foreign currency translation reduced automotive industry net sales by 3.5%. Strong sales growth of PODS seat sensors and increased automotive switch sales in Europe were offset by the decline in unit sales experienced by our traditional North American automotive customers in fiscal 2004. The net decline in product sales to North American automotive customers in fiscal 2004 reflects both price reductions and reduced unit sales due to lost market share by these customers. Sales for the balance of the Electronic segment in fiscal 2004 were down 8.6% compared to last year, reflecting the continued weakness in the telecommunication market and increased competition from low-cost Eastern European and Asian manufacturers. Price erosion and lost sales to lower cost Eastern European and Asian suppliers led to our decision to close our Ireland copper cable assembly business in fiscal 2004 resulting in a $1.1 million charge to earnings (see Note 2 to the Consolidated Financial Statements).

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

     Other segment net sales represented 5.8% of consolidated net sales in fiscal 2004 compared with 4.7% last year. Net sales of the Other segment increased 21.6% to $20.9 million in fiscal 2004 from $17.2 million in fiscal 2003. The sales increase in this segment is primarily due to new power distribution product offerings and an expanded customer base for those products.

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

     Gross margins on product sales of the Electronic segment decreased to 20.6% in fiscal 2004 from 21.1% in fiscal 2003. The decline in gross margins was primarily due to the decline in unit sales experienced by the Company’s traditional North American automotive customers, price reductions given to these automotive customers that were not completely recovered by cost cutting programs, and increased costs for employee medical in fiscal 2004. Our automotive facility in Scotland also contributed to the decline in margins as it experienced a disruption in production due to a fire, and additional costs due to challenges launching several new products that increased its sales by 69.8% in fiscal 2004. The closing of the cable assembly operation in Ireland resulted in a $1.0 million charge to cost of sales in 2004 and reduced the gross margin by 0.3 percentage points. Margins improved in the fourth quarter of fiscal 2004 as our transition to lean manufacturing helped reduce our manufacturing costs in North America and our product mix improved.

     Gross margins of the Optical segment decreased to 14.3% in fiscal 2004 from 18.9% in fiscal 2003. The decline in margins was due to a $0.5 million charge to cost of sales for the divestiture of our fiber optic operation in the UK and higher costs for inventory obsolescence at our fiber optic cable custom installation operation.

     Gross margins of the Other segment increased to 24.6% in fiscal 2004 from 17.3% in fiscal 2003. The margin improvement was primarily the result of the increased sales volume of power distribution products and our testing services, with lower incremental fixed costs.

     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 11.2% in fiscal 2004 compared to 10.0% in fiscal 2003. Fiscal 2004 included $3.8 million of expenses, primarily legal, financial advisory and other fees related to the elimination of the Company’s dual-class common stock structure and the unsolicited tender offer for its Class B shares. In addition, fiscal 2004 included additional expenses incurred to support the increased launches of automotive product in Europe, and expenses associated with the start-up of operations in Shanghai, China. In fiscal 2003, selling and administrative expenses included a $1.1 million credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003.

     Amortization of Intangibles. Amortization of intangibles relates primarily to intangible assets acquired in the January 31, 2003 acquisition of Kill Bolton & Associates (“KBA”) and the August 1, 2001 acquisition of Automotive Safety Technologies (AST) (see Note 3 to the Consolidated Financial Statements). The increase in amortization expense in 2004 is primarily due to a full year of amortization of the KBA intangible assets compared with amortization of just one quarter in fiscal 2003.

     Interest income, Net. Interest income, net of interest expense, declined 52.5% in fiscal 2004 compared with fiscal 2003. Interest income declined due to significantly lower short-term interest rates during fiscal 2004 and the June 30, 2003 maturity of the $6 million note receivable from a related party that accrued interest at 5.25% during fiscal 2003 and the first two months of fiscal 2004 (see Note 10 to the Consolidated Financial Statements). In addition, interest expense was higher in fiscal 2004 because it included a full year’s commitment fee on our $30 million credit facility, which was put in place in the middle of the third quarter of fiscal 2003.

     Other, Net. Other, net consists primarily of currency exchange gains and losses at our foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities. Currency exchange losses of $1.1 million and $2.7 million were experienced by the Company’s foreign subsidiaries in fiscal 2004 and 2003, respectively, as the result of a weak U.S. dollar.

     Income Taxes. The effective income tax rate in fiscal 2004 was 31.0% compared with 31.6% in fiscal 2003. The effective rates in both years reflect utilization of foreign investment tax credits and the effect of lower tax rates on income at our foreign operations. The fiscal 2003 provision included $0.6 million of additional income taxes for prior year issues identified during a state tax audit.

Financial Condition, Liquidity and Capital Resources

     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash and cash equivalents totaled $87.1 million at April 30, 2005, of which $51.8 million was held in foreign accounts. Income taxes would be payable if the cash held in foreign accounts were repatriated (see Note 6 to the Consolidated Financial Statements). We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations.

     We have an agreement with our primary bank for a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At April 30, 2005, the Company was in compliance with these covenants and there were no borrowings against this credit facility.

     Net cash provided by operations was $45.0 million, $44.1 million and $52.7 million in fiscal years 2005, 2004 and 2003, respectively. Operating cash flow was primarily provided by net income adjusted for non-cash charges, principally depreciation and amortization, as summarized below:

	Year Ended April 30,
	2005	2004	2003
Net income	$25.5	$19.7	$21.9
Depreciation and amortization	21.4	20.8	16.6
Changes in operating assets and liabilities	(3.3)	2.9	12.7
Other non-cash items	1.4	0.7	1.5

	$45.0	$44.1	$52.7

     Net cash used in investing activities was $21.1 million for fiscal year 2005, $16.9 million for fiscal year 2004 and $35.3 million for fiscal year 2003. Cash used in investing activities in fiscal 2005 included $1.7 million for the acquisition Cableco (see Note 3 to the Consolidated Financial Statements) and a $2.7 million contingent payment related to the acquisition of AST. Additional cash consideration of $4.6 million was paid in June 2005, and it is expected the final $2.7 million of contingent cash consideration for this acquisition will be due in June 2006. Cash used in investing activities in fiscal 2004 included $2.1 million for the acquisition of intellectual property related to piezoelectric, capacitive, and torque sensing technologies and a $1.4 million contingent payment related to the acquisition of AST. Net cash used in investing activities in fiscal 2003 included the $12.0 million acquisition of KBA. Purchases of plant and equipment were $19.0 million, $19.3 million and $23.2 million in fiscal 2005, 2004 and 2003, respectively. The spike in capital expenditures in fiscal 2003 was primarily due to the production ramp-up for PODS sensor pads, upgrade of molding capabilities at our Carthage, Illinois manufacturing facility and expansion at our Malta manufacturing operation. Capital expenditures going forward are expected to be more in line with the fiscal 2005 and 2004 levels. Net cash used in investing activities in fiscal 2004 was reduced by the collection of a $6.0 million note receivable from a related party (see Note 10 to the Consolidated Financial Statements).

     Net cash used in financing activities was $0.8 million in fiscal year 2005, $31.6 million in fiscal year 2004 and $6.7 million in fiscal year 2003. We used $25.8 million in fiscal 2004 to purchase and retire all of our outstanding Class B common stock (see Note 10 to the Consolidated Financial Statements). We paid cash dividends of $7.3 million in fiscal 2005, $8.6 million in fiscal 2004 and $7.2 million in fiscal 2003. Fiscal 2004 dividends included a $1.4 million special dividend paid pursuant to the settlement of litigation relating to the purchase of the Class B shares. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $6.5 million in fiscal 2005, $2.8 million in fiscal 2004 and $0.5 million in fiscal 2003.

Contractual Obligations

     The following table summarizes contractual obligations and commitments, as of April 30, 2005 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$7,376	$2,002	$3,093	$788	$1,493
Purchase obligations	20,042	19,833	209	—	—
Deferred compensation	4,493	327	3,308	223	635
Other long-term obligations (1)	14,034	5,606	8,428	—	—

Total	$45,945	$27,768	$15,038	$1,011	$2,128

(1) Estimated contingent payments due in connection with the acquisitions of AST and Cableco, including $4,606 included in other accrued expenses in the consolidated balance sheet at April 30, 2005.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncement

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage, are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. For the Company, SFAS No. 151 is effective for inventory costs incurred during fiscal year 2007. The Company does not expect SFAS No. 151 to have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that the compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the first quarter of fiscal 2007. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

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

     Revenue Recognition. The Company recognizes revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured. Revenue from the Company’s product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is upon shipment. The Company does not have any additional obligations or customer acceptance provisions after shipment of such products. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer. Revenue from customer tooling sales is recognized when the tooling is completed, producing production parts to specification, and accepted by the customer.

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

     Income Taxes. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. The tax laws of Malta provide for investment tax credits of 50% of certain qualified expenditures. Unused credits can be carried forward indefinitely. We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period. Valuation allowances have been provided for this excess.

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

     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.1 million and $1.5 million at April 30, 2005 and April 30, 2004, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $11.6 million and $9.3 million at April 30, 2005 and April 30, 2004, respectively.

Item 8.	Financial Statements and Supplementary Data

     See Item 15 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2005 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2005. Management reviewed the results of its assessment with the Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Methode Electronics, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Methode Electronics, Inc. maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Methode Electronics, Inc. maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Methode Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. as of April 30, 2005 and 2004,

and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005 and our report dated July 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
July 12, 2005

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

     Information regarding our directors will be included under the caption “Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2005 annual meeting, and is incorporated herein by reference. Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding Section 16(a) of the Exchange Act is included under the caption “16(a) Beneficial Ownership Reporting Compliance.”

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

     Information regarding the above will be included under the caption “Executive Compensation” and “Performance Graph” in the definitive proxy statement for our 2005 annual meeting, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding the above will be included under the caption “Security Ownership” and “Executive Compensation” in the definitive proxy statement for our 2005 annual meeting, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

     Information regarding the above will be included under the caption “Related Party Transactions” in the definitive proxy statement for our 2005 annual meeting, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

     Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2005 annual meeting, and is incorporated herein by reference.

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

Dated: July 12, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WARREN L. BATTS	Chairman of the Board & Director	July 12, 2005
Warren L. Batts
/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	July 12, 2005
Donald W. Duda	(Principal Executive Officer)
/s/ J. EDWARD COLGATE	Director	July 12, 2005
J. Edward Colgate
/s/ DARREN M. DAWSON	Director	July 12, 2005
Darren M. Dawson
/s/ ISABELLE C. GOOSSEN	Director	July 12, 2005
Isabelle C. Goossen
/s/ CHRISTOPHER J. HORNUNG	Director	July 12, 2005
Christopher J, Hornung
/s/ LAWRENCE B. SKATOFF	Director	July 12, 2005
Lawrence B. Skatoff
/s/ PAUL G. SHELTON	Director	July 12, 2005
Paul G. Shelton
/s/ GEORGE S. SPINDLER	Director	July 12, 2005
George S. Spindler
/s/ ROBERT J. KUEHNAU	Vice President, Controller and Treasurer	July 12, 2005
Robert J. Kuehnau	(Principal Accounting Officer)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 15 (a) (1) and (2)

(1)	Financial Statements

The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets — April 30, 2005 and 2004.

Consolidated Statements of Income — Years Ended April 30, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity — Years Ended April 30, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows — Years Ended April 30, 2005, 2004 and 2003.

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

     We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Methode Electronics, Inc.’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
July 12, 2005

F1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,142	$61,757
Accounts receivable, less allowance (2005—$1,655; 2004—$2,994)	65,699	65,360
Inventories:
Finished products	7,806	5,462
Work in process	26,490	17,596
Materials	7,287	6,149

	41,583	29,207
Deferred income taxes	6,361	7,901
Prepaid expenses and other current assets	4,547	5,130

TOTAL CURRENT ASSETS	205,332	169,355

PROPERTY, PLANT AND EQUIPMENT
Land	3,472	3,454
Buildings and building improvements	46,394	44,037
Machinery and equipment	212,418	202,814

	262,284	250,305
Less allowances for depreciation	169,644	162,550

	92,640	87,755

OTHER ASSETS
Goodwill	24,738	19,559
Other intangibles, less accumulated amortization	20,367	24,266
Cash surrender value of life insurance	8,162	8,668
Deferred income taxes	3,893	2,521
Other	1,549	2,064

	58,709	57,078

	$356,681	$314,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,406	$28,542
Salaries, wages and payroll taxes	10,316	11,295
Other accrued expenses	16,253	14,287
Income taxes	6,250	3,136

TOTAL CURRENT LIABILITIES	65,225	57,260
OTHER LIABILITIES	4,441	4,059
DEFERRED COMPENSATION	4,493	4,285
SHAREHOLDERS’ EQUITY
Common stock	18,741	17,955
Unearned common stock issuances	(8,601)	—
Additional paid-in capital	56,910	39,719
Retained earnings	205,488	187,207
Accumulated other comprehensive income	13,515	7,234
Treasury stock	(3,531)	(3,531)

	282,522	248,584

	$356,681	$314,188

See notes to consolidated financial statements.

F2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended April 30,
	2005	2004	2003
INCOME
Net sales	$392,725	$358,867	$363,057
Other	1,720	2,132	1,022

	394,445	360,999	364,079

COSTS AND EXPENSES
Cost of products sold	306,618	287,800	292,693
Selling and administrative expenses	46,874	40,344	36,076
Impairment of assets	—	—	483
Amortization of intangibles	4,311	3,913	1,759

	357,803	332,057	331,011

INCOME FROM OPERATIONS	36,642	28,942	33,068

Interest income, net	1,126	553	1,164
Other, net	679	(989)	(2,275)

INCOME BEFORE INCOME TAXES	38,447	28,506	31,957

Income taxes	12,914	8,825	10,085

NET INCOME	$25,533	$19,681	$21,872

Amounts per common shares:
Basic and diluted net income	$0.71	$0.55	$0.60

Cash dividends:
Common stock	$0.20	$0.14	$—
Common stock, Class A	—	0.10	0.20
Common stock, Class B	—	0.10	0.20

See notes to consolidated financial statements.

F3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 30, 2005, 2004 and 2003
(Dollar amounts in thousands, except share data)

				Unearned
		Common	Common	Common	Additional		Currency		Total
	Common	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	Shareholders’	Comprehensive
	Stock	Class A	Class B	Issuances	Capital	Earnings	Adjustments	Stock	Equity	Income
Balance at April 30, 2002	$—	$17,727	$550	$—	$36,102	$187,210	$(8,215)	$(3,535)	$229,839
Exercise of options for 77,803 shares of common stock, Class A		39			482				521
Conversion of 1,213 shares of common stock, Class B, to 1,213 shares of common stock, Class A		1	(1)						—
Foreign currency translation adjustments							10,010		10,010	$10,010
Net income for the year						21,872			21,872	21,872

										$31,882

Cash dividends on common stock						(7,237)			(7,237)

Balance at April 30, 2003	—	17,767	549	—	36,584	201,845	1,795	(3,535)	255,005
Exercise of options for 377,166 shares of common stock	7	181			2,579				2,767
Tax benefit from stock options					556				556
Repurchase and retirement of common stock, Class B — Note 10			(375)			(16,687)			(17,062)
Merger transaction — Notes 4 and 10	17,948	(17,948)	(174)			(9,059)		4	(9,229)
Foreign currency translation adjustments							5,439		5,439	$5,439
Net income for the year						19,681			19,681	19,681

										$25,120

Cash dividends on common stock						(8,573)			(8,573)

Balance at April 30, 2004	17,955	—	—	—	39,719	187,207	7,234	(3,531)	248,584
Restricted stock issued for business acquisition – 623,526 shares	312			(6,750)	7,040				602
Restricted stock award grants, net of cancellations - 283,880 shares	142			(3,203)	3,061				—
Earned portion of restricted stock awards				1,352					1,352
Exercise of options for 663,971 shares of common stock	332				6,130				6,462
Tax benefit from stock options					960				960
Foreign currency translation adjustments							6,281		6,281	$6,281
Net income for the year						25,533			25,533	25,533

										$31,814

Cash dividends on common stock						(7,252)			(7,252)

Balance at April 30, 2005	$18,741	$—	$—	$(8,601)	$56,910	$205,488	$13,515	$(3,531)	$282,522

See notes to consolidated financial statements.

F4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$25,533	$19,681	$21,872
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	17,123	16,867	14,862
Amortization of intangibles	4,311	3,913	1,759
Stock based compensation	1,365	52	—
Deferred income taxes	633	572	504
Other non-cash items	378	140	1,001
Income from life insurance proceeds	(1,039)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,635	(5,920)	7,841
Inventories	(10,879)	3,111	5,789
Prepaid expenses and other current assets	389	1,241	1,971
Accounts payable and accrued expenses	5,505	4,469	(2,869)

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,954	44,126	52,730

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,982)	(19,304)	(23,171)
Acquisitions of businesses (Note 3)	(4,374)	(3,641)	(12,455)
Collection of loan to related party	—	6,000	—
Proceeds from sale of subsidiary	—	—	687
Proceeds from life insurance policies	2,309	—	—
Increase in cash value of life insurance policies	(764)	(800)	(298)
Other	758	891	(68)

NET CASH USED IN INVESTING ACTIVITIES	(21,053)	(16,854)	(35,305)

FINANCING ACTIVITIES
Purchase of Class B common stock	—	(25,788)	—
Proceeds from exercise of stock options	6,462	2,767	521
Cash dividends	(7,252)	(8,573)	(7,237)

NET CASH USED IN FINANCING ACTIVITIES	(790)	(31,594)	(6,716)

Effect of foreign currency exchange rate changes on cash	2,274	1,818	3,650

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,385	(2,504)	14,359

Cash and cash equivalents at beginning of year	61,757	64,261	49,902

CASH AND CASH EQUIVALENTS AT END OF YEAR	$87,142	$61,757	$64,261

See notes to consolidated financial statements.

F5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005
(Dollar amounts in thousands, except share data)

1. Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. (“the Company”) and its subsidiaries.

     Financial Reporting Periods. The Company maintains its financial records on the basis of a fiscal year ending on the Saturday closest to April 30, with 13-week fiscal quarters. For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The fiscal years 2005, 2004 and 2003 ended on April 30, 2005, May 1, 2004 and May 3, 2003, respectively.

     Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the consolidated balance sheets as cash equivalents.

     Accounts Receivable and Allowance for Doubtful Accounts. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for uncollectible amounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account. The Company does not require collateral for its accounts receivable balances.

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

     Revenue Recognition. The Company recognizes revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured. Revenue from the Company’s product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is upon shipment. The Company does not have any additional obligations or customer acceptance provisions after shipment of such products. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2005, 2004 and 2003. Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer. Revenue from customer tooling sales is recognized when the tooling is completed, producing production parts to specification, and accepted by the customer.

     Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

     Foreign Currency Translation. The functional currencies of the majority of the Company’s foreign subsidiaries are the local currencies. Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments from the translation process are classified as a component of shareholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Income in other, net. In fiscal 2005, 2004 and 2003, the Company had foreign exchange losses of $374, $1,052 and $2,713, respectively.

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

     Goodwill and Intangibles. Costs assigned to the fair value of intangible assets acquired with finite lives are being amortized over periods ranging from 4 to 18 years, generally on a straight-line basis. The fair value of certain intangible assets is being amortized over projected revenues used to initially value such intangible assets. Goodwill represents the excess of purchase price over the estimated fair value of net assets of acquired companies.

     As of May 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test.

     The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company performed its annual impairment tests of goodwill at April 30, 2005. The impairment tests were performed for four reporting units using discounted future cash flows of the reporting units. The results of the tests did not require any adjustments for impairment.

     Research and Development Costs. Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 2005, 2004 and 2003, amounted to $20,574, $19,413 and $19,115, respectively.

     Stock-Based Compensation. See Note 4, Shareholders’ Equity for a description of the Company’s stock-based compensation plans. As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation cost related to stock options granted has been recognized in the Company’s Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

F7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

1. Significant Accounting Policies (Continued)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock-based compensation plans as of April 30:

	Year Ended April 30,
	2005	2004	2003
Net income:
As reported	$25,533	$19,681	$21,872
Add stock-based compensation expense included in earnings, net of tax	819	52	—
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,526)	(1,658)	(1,536)

Pro forma	$24,826	$18,075	$20,336

Basic and diluted earnings per share:
As reported	$0.71	$0.55	$0.60
Pro forma	0.69	0.50	0.56

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

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage, are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. For the Company, SFAS No. 151 is effective for inventory costs incurred during fiscal year 2007. The Company does not expect SFAS No. 151 to have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that the compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the first quarter of fiscal 2007. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

F8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

2. Restructuring and Impairment of Assets

Fiscal 2004 Restructuring

     In the third quarter of fiscal 2004, due in part to price erosion and lost sales to lower cost Eastern European and Asian suppliers, the Company adopted a restructuring plan to discontinue copper cable assembly operations at its Ireland facility and dispose of or close its United Kingdom optical cable assembly operation. In the fourth quarter the Company closed its United Kingdom optical cable assembly operation, transferring some production to its Czech Republic fiber optic facility and executing an agreement to sell the balance to local management for cash of $272. The Company recorded charges of $1,649 related to the closings of the Ireland and United Kingdom operations in the third and fourth quarters, consisting of involuntary severance of $847, equipment write-offs of $418, inventory write-offs of $70, and lease and other obligations of $314. The restructuring included the termination of 52 employees, all of whom were notified prior to April 30, 2004. The restructuring and impairment charges are classified in the fiscal 2004 Consolidated Statement of Income as cost of products sold ($1,494), and selling and administrative expenses ($155).

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

     Accrued expenses, primarily severance pay and lease obligations, related to restructurings included in other current liabilities in the Consolidated Balance Sheets were:

	Involuntary	Lease and
	Severance	Other	Total
Balance April 30, 2002	$175	$1,417	$1,592
Payments made	(170)	(429)	(599)
Reversal	(5)	(721)	(726)

Balance April 30, 2003	—	267	267
Provision	847	314	1,161
Payments made	(710)	(331)	(1,041)

Balance April 30, 2004	137	250	387
Payments made	(130)	(210)	(340)
Reversal	(7)	(40)	(47)

Balance April 30, 2005	$—	$—	$—

3. Acquisitions, Intangible Assets and Goodwill

Fiscal 2005 Acquisition

     In March 2005, the Company acquired the assets of Cableco Technologies Corporation, a designer and manufacturer of high current flexible cabling systems for electronic and electrical applications, for an initial payment of $2,782, including expenses. The initial payment was paid $1,703 in cash, 49,989 shares of common stock of the Company having a value of $601,and $478 by the assumption of liabilities. If certain operational and financial milestones are met, the Company would be required to make contingent payments of up to $6,750, payable in stock or cash, depending on certain factors. The Company has issued 573,537 shares of restricted common stock in connection with the contingent payments related to this transaction. The sellers are entitled to receive dividends and vote these restricted shares.

F9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

3. Acquisitions, Intangible Assets and Goodwill (Continued)

     The tangible assets acquired had a fair value of approximately $1,766. The fair values assigned to intangible assets acquired were $250 for patents, $120 for covenants not to compete, and $646 for goodwill and other intangibles. The intangible assets acquired are being amortized over periods of 4 to 15 years. The accounts and transactions of the acquired business have been included in the “Other” segment in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for 2005, 2004 and 2003, assuming the purchase occurred at May 1, 2002, would not differ materially from the reported amounts.

Fiscal 2004 Acquisitions

     During fiscal 2004, the Company acquired and/or licensed intellectual property related to piezoelectric and capacitive sensing technology for cash of $1,463, including expenses. In a separate transaction, the Company acquired patents and other intellectual property related to torque sensing applications for cash of $665, including expenses. The intangible assets acquired are being amortized over periods of 10 to 15 years.

Fiscal 2003 Acquisition

     On January 31, 2003, the Company purchased the business assets of its exclusive automotive sales representative, Kill & Bolton Associates International, Inc. (“KBA”), for $12,036 in cash, including costs of acquisition, and $723 forgiveness of debt. The acquisition of KBA has helped the Company better manage program launches from product design through production and lower the cost of this customer relationship function. The purchase price was determined based upon the projected cost savings that would be attained by bringing this function in-house. The tangible assets acquired had a fair value of approximately $596. The fair values assigned to intangible assets acquired were $12,063 for customer relationships and contacts and $100 for covenants not to compete. The intangible assets acquired are being amortized over a period of 5 years. The accounts and transactions of the acquired business have been included in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for 2003, assuming the purchase occurred at May 1, 2002, would not differ materially from the reported amounts.

     The following tables present details of the Company’s total intangible assets:

	April 30, 2005
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,629	$7,301	$12,328
Patents	9,632	2,235	7,397
Covenants not to compete	2,220	1,578	642

	$31,481	$11,114	$20,367

	April 30, 2004
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,586	$4,011	$15,575
Patents	9,383	1,634	7,749
Covenants not to compete	2,100	1,158	942

	$31,069	$6,803	$24,266

F10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

3. Acquisitions, Intangible Assets and Goodwill (Continued)

     The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2006	4,512
2007	4,277
2008	3,510
2009	1,646
2010	1,589

Goodwill

     The increase in goodwill in fiscal 2005 represents the accrual of the earned portion of a contingent payment due in connection with the fiscal 2002 acquisition of Automotive Safety Technologies (AST) and $594 of goodwill that was recorded with the initial payment made for the Cableco acquisition in fiscal 2005. Additional contingent consideration of up to $6,750 for the Cableco acquisition and $2,678 for the AST acquisition will be recorded as goodwill if and when payable.

4. Shareholders’ Equity

     Preferred Stock. The Company has 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

     Common Stock. On January 8, 2004, in order to eliminate its dual-class stock structure, the Company completed a merger whereby all of the outstanding Class B common stock was converted into the right to receive $23.55 per share in cash and each share of Class A common stock was converted into one share of new common stock (see Note 10, Related Party Transactions). At April 30, 2005, 2,808,104 shares of common stock are reserved for future issuance in connection with the Company’s stock plans.

     Common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	April 30,
	2005	2004
Authorized	100,000,000	100,000,000
Issued	37,481,192	35,909,815
In treasury	419,745	419,745

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

     Stock Plans. In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan, in fiscal 2001, the Company adopted the Methode Electronics 2000 Stock Plan, and in fiscal 2005 the Company adopted the Methode Electronics 2004 Stock Plan (“Plans”). The Plans provide the Company a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. As of April 30, 2005, there were no shares of common stock available for grant under the 1997 Plan, 49,845 shares available under the 2000 Plan and 1,000,000 shares available under the 2004 Plan.

     During fiscal 2005, the Company awarded 286,980 shares of restricted common stock with a weighted-average grant-date fair value of $11.28 per share, to directors and key employees, of which 126,680 vest in three equal annual installments beginning on April 30, 2005 provided the recipient remains a director or employee of the Company. For the remaining 160,000 shares of restricted stock awarded to senior management, 50% vest as of April 30, 2007 if the recipient remains employed with Methode until that date, and the second 50% vest on that same date if Methode has met certain financial targets.

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

     In connection with the 160,000 restricted stock awards vesting on April 30, 2007, Methode agreed to pay each recipient a cash bonus if Methode meets certain additional financial targets, which shall be measured as of April 30, 2007. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s restricted stock award described in the paragraph above by the closing price of Methode’s common stock as of April 30, 2007. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met as of the latest balance sheet date. As of April 30, 2005, the Company was meeting some of these additional financial targets and, accordingly, compensation expense related to this cash bonus has been accrued.

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

F12

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

4. Shareholders’ Equity (Continued)

     Stock options granted under the 1997 Plan vested over periods of two weeks to twenty-seven months after the date of the grant and have a term of ten years. Stock options granted under the 2000 Plan through April 30, 2005, vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years.

     The following table summarizes the stock option transactions pursuant to the 1997 and 2000 Stock Plans:

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
April 30, 2002	2,003,524	9.13	1,113,293	$9.11
Granted	641,456	10.44
Exercised	(77,803)	6.66
Cancelled	(141,157)	9.09

April 30, 2003	2,426,020	9.56	1,533,374	$9.63
Granted	505,300	11.44
Exercised	(377,166)	7.36
Cancelled	(59,724)	13.58

April 30, 2004	2,494,430	10.17	1,654,636	$9.74
Granted	10,000	11.64
Exercised	(663,971)	9.73
Cancelled	(82,200)	11.66

April 30, 2005	1,758,259	10.28	1,331,709	$10.02

				Exercisable Options
Options Outstanding at April 30, 2005				at April 30, 2005
		Avg.
Range of		Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$5.12 - $7.69	351,981	5.0	$6.31	351,981	$6.31
$8.08 - $11.64	998,893	5.9	10.47	572,443	10.01
$12.11- $17.66	407,385	5.1	13.25	407,285	13.25

	1,758,259	5.6	10.28	1,331,709	10.02

     The weighted-average estimated fair value of options granted during fiscal 2005, 2004 and 2003 was $5.34, $5.39 and $5.12, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	3.9%	2.9%	4.5%
Expected option life in years	6.0	6.0	6.0
Expected volatility	52.3%	56.2%	57.2%
Dividend yield	1.7%	1.8%	1.9%

5. Employee 401(k) Savings Plan

     The Company has an Employee 401(k) Savings Plan covering substantially all U.S. employees to which the Company makes contributions equal to 3% of eligible compensation. The Company contributions to the Employee 401(k) Savings Plan were $1,919, $1,945 and $2,048 in fiscal 2005, 2004 and 2003, respectively.

F13

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

6. Income Taxes

     Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows:

	2005	2004
Deferred tax liabilities-
Accelerated tax depreciation	$4,885	$4,273

Deferred tax assets:
Deferred compensation and stock award amortization	2,252	1,534
Inventory valuation differences	2,360	1,967
Property valuation differences	1,031	1,188
Accelerated book amortization	1,810	950
Environmental reserves	1,225	1,361
Goodwill impairment	7,202	7,202
Bad debt reserves	373	818
Vacation accruals	1,298	1,341
Restructuring accruals	—	99
Foreign investment tax credit	14,817	11,004
Foreign net operating loss carryover	1,733	961
Other accruals	1,610	2,478

	35,711	30,903
Less valuation allowance	20,572	16,208

Total deferred tax assets	15,139	14,695

Net deferred tax assets	$10,254	$10,422

Balance sheet classification:
Current asset	$6,361	$7,901
Non-current asset	3,893	2,521

	$10,254	$10,422

     The valuation allowance is associated with the deferred tax assets for the basis differences between book and tax that result from the impairment of goodwill that is not deductible until the investment is liquidated and foreign investment tax credits and net operating losses with unlimited carryovers generated in 2005, 2004 and 2003, for which the Company believes utilization is uncertain.

     Income taxes consisted of the following:

	2005	2004	2003
Current
Federal	$9,147	$6,300	$6,696
Foreign	1,195	399	177
State	1,939	1,554	2,708

	12,281	8,253	9,581
Deferred	633	572	504

	$12,914	$8,825	$10,085

F14

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

6. Income Taxes (Continued)

     A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	2005		2004		2003
Income tax at statutory rate	$13,456	35.0%	$9,977	35.0%	$11,185	35.0%
Effect of:
State income taxes, net of federal benefit	1,617	4.2	1,182	4.1	1,849	5.8
Foreign operations with lower statutory rates	(573)	(1.5)	(678)	(2.3)	(1,582)	(4.9)
Foreign investment tax credit (FTC)	(3,557)	(9.3)	(3,163)	(11.1)	(3,421)	(10.7)
FTC valuation allowance	2,926	7.6	2,140	7.5	2,691	8.4
Tax exempt life insurance	(364)	(0.9)
Other – net	(591)	(1.5)	(633)	(2.2)	(637)	(2.0)

Income tax provision	$12,914	33.6%	$8,825	31.0%	$10,085	31.6%

     The Company paid income taxes of approximately $8,328 in 2005, $7,095 in 2004, and $5,235 in 2003. If the undistributed net income of $80,903 were distributed as dividends, the Company would be subject to foreign tax withholdings and incur additional income tax expense of approximately $32,361, before available foreign tax credits. It is not practical to estimate the amount of foreign tax withholdings or the foreign tax credits that may be available.

     Historically, the Company has considered its foreign undistributed earnings to be permanently reinvested and therefore not provided US income taxes on these earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not completed its analysis of the Act mainly due to the uncertainty associated with the interpretation of the provisions and the lack of clarification on certain provisions within the Act. The Company will complete its analysis of the potential repatriation, if any, and the related tax ramification in fiscal 2006. Based upon a preliminary review of the Act, repatriation of the Company’s foreign undistributed earnings could result in additional income tax expense of between 8% and 13% of the amount repatriated, depending on the amount of foreign taxes withheld.

F15

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
Numerator — Net income	$25,533	$19,681	$21,872

Denominator:
Denominator for basic earnings per share-weighted-average shares	35,842	35,778	36,170
Dilutive potential common shares-employee stock options	311	295	226

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,153	36,073	36,396

Basic and diluted net income per share	$0.71	$0.55	$0.60

     Options to purchase 400,031, 588,080 and 1,295,436 shares of common stock were outstanding at April 30, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.

8. Environmental Matters

     The Company applies the guidance of SOP 96-1 Environmental Remediation Liabilities in accounting for its known environmental obligations. The Company is not aware of any potential unasserted environmental claims that may be brought against it. The Company is involved in environmental investigation and/or remediation at three of its current and former plant sites. The Company uses environmental consultants to assist it in evaluating its environmental liabilities in order to establish appropriate accruals in its financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through 2015.

     At April 30, 2005 and 2004, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of $3,063 and $3,403, respectively, of which $250 and $705, respectively, was classified in other accrued expenses, the remainder was included in other liabilities. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

     In fiscal 2005, the Company spent $640 on remediation cleanups and related studies compared with $472 in 2004 and $760 in 2003. The costs associated with environmental matters as they relate to day-to-day activities were not material.

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

10. Related Party Transactions

     James W. McGinley and Robert R. McGinley, sons of William J. McGinley, founder and former Chairman of the Company, were both members of the Company’s Board of Directors until their resignation in October 2003. James W. McGinley and Robert R. McGinley, together with their sister, Margaret J. McGinley, are special fiduciaries, co-trustees and beneficiaries of Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust (Marital Trusts). The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”) to commence a tender offer to purchase all of the outstanding Class B common stock at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

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

11. Material Customers

     Sales to three automotive customers in the Electronic segment, either directly or through their Tier 1 suppliers, represented a significant portion of the Company’s business. Net sales to these three customers approximated 28.2%, 21.3% and 12.5% of consolidated net sales in fiscal 2005, 35.0%, 24.3% and 7.9% of consolidated net sales in fiscal 2004 and 33.2%, 26.7% and 4.6% of consolidated net sales in fiscal 2003. Sales of PODS sensor pads to one of these customers were 11.7%, 7.4% and 3.7% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively.

     At April 30, 2005 and 2004, accounts receivable from customers in the automotive industry were approximately $52,598 and $53,576, respectively, which included $12,701 and $11,711, respectively, at the Company’s Maltese subsidiary. Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers generally have been within management’s expectation.

12. Line of Credit

     In December 2002, the Company executed an agreement with its primary bank to establish a committed $30,000 revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. This facility, which expires in December 2005, bears interest at (a) LIBOR plus 1.25% or (b) the higher of the Federal Funds Rate plus 1/2 of 1% or the bank’s prime rate. The facility also includes a facility fee of 0.35% of the unused balance. The facility requires the Company to maintain a minimum consolidated net worth equal to $177,000 (after adjustment for Class B common stock repurchase) plus 50% of quarterly net income after April 30, 2002, with no deduction for a net loss in any quarter ($210,543 at April 30, 2005), and maintain consolidated fixed charge coverage, as defined, of not less than 1.50:1.00. The Company was in compliance at April 30, 2005. The Company has never borrowed against this facility.

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

     The Company reports three business segments: Electronic, Optical and Other. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. Electronic segment net sales included customer tooling sales of $16,978, $11,209 and $22,815 in fiscal 2005, 2004 and 2003, respectively. In fiscal 2004, the results of the Electronic segment include a $1,068 charge for the closing of the Company’s Ireland manufacturing facility. In fiscal 2003, the results of the Electronic segment include a $1,061

F18

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

13. Segment Information (Continued)

credit for the reversal of restructuring and other reserves relating to a subsidiary sold in April 2003.

     The business units whose results are identified in the Optical segment principally employ light to control and convey signals. In fiscal 2004, the results of the Optical segment include a $581 charge for the closing of the Company’s optical cable assembly operation in England.

     The Company’s business units that manufacture bus devices and high current flexible cabling systems, as well as its independent laboratories, which provide services for qualification testing and certification of electronic and optical components, are included in the Other segment.

     The accounting policies of the technology segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

     The table below presents information about the Company’s reportable segments:

	Fiscal Year 2005
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$347,606	$20,186	$25,200	$267	$392,725
Transfers between technology segments	(76)		(191)	(267)	—

Net sales to unaffiliated customers	$347,530	$20,186	$25,009	$—	$392,725

Segment income before income taxes	$46,058	$1,992	$3,325		$51,375

Corporate expenses, net					(12,928)

Income before income taxes					$38,447

Depreciation and amortization	$19,761	$407	$783		$20,951

Corporate depreciation and amortization					483

Total depreciation and amortization					$21,434

Identifiable assets	$272,379	$13,747	$15,449		$301,575

General corporate assets					55,106

Total assets					$356,681

F19

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

13. Segment Information (Continued)

	Fiscal Year 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$319,510	$18,468	$21,246	$357	$358,867
Transfers between technology segments	(14)		(343)	(357)	—

Net sales to unaffiliated customers	$319,496	$18,468	$20,903	$—	$358,867

Segment income (loss) before income taxes	$40,520	$(547)	$2,806		$42,779

Corporate expenses, net					(14,273)

Income before income taxes					$28,506

Depreciation and amortization	$18,284	$992	$837		$20,113

Corporate depreciation and amortization					667

Total depreciation and amortization					$20,780

Identifiable assets	$248,185	$13,583	$11,003		$272,771

General corporate assets					41,417

Total assets					$314,188

	Fiscal Year 2003
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$327,140	$18,731	$17,472	$286	$363,057
Transfers between technology segments			(286)	(286)	—

Net sales to unaffiliated customers	$327,140	$18,731	$17,186	$—	$363,057

Segment income (loss) before income taxes	$41,300	$(800)	$958		$41,458

Corporate expenses, net					(9,501)

Income before income taxes					$31,957

Depreciation and amortization	$14,261	$601	$912		$15,774

Corporate depreciation and amortization					847

Total depreciation and amortization					$16,621

Identifiable assets	$228,962	$16,146	$12,564		$257,672

General corporate assets					57,802

Total assets					$315,474

F20

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

13. Segment Information (Continued)

     Information about the Company’s operations in different geographic regions is as follows:

	2005	2004	2003
Net Sales:
United States	$293,985	$271,050	$285,344
Asia Pacific	13,251	14,146	15,374
Malta	56,566	51,736	40,379
Europe, excluding Malta	28,923	21,935	21,960

	$392,725	$358,867	$363,057

Income (loss) before income taxes:
United States	$32,405	$21,912	$23,740
Asia Pacific	(2,932)	1,089	2,174
Europe	7,848	4,952	4,880
Income and expenses not allocated	1,126	553	1,163

	$38,447	$28,506	$31,957

Property, Plant and Equipment, Goodwill and Other Intangibles:
United States	$69,068	$66,315	$65,792
Mexico	10,680	9,767	6,832
Asia Pacific	5,267	5,803	6,651
Malta	42,002	41,033	39,254
Europe, excluding Malta	10,728	8,662	7,908

	$137,745	$131,580	$126,437

14. Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2005:

	Fiscal Year 2005
	Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$85,021	$99,743	$92,381	$115,580
Gross profit	17,240	21,907	20,537	26,423
Net income	4,592	6,509	4,705	9,727
Net income per common share	0.13	0.18	0.13	0.27

	Fiscal Year 2004
	Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$77,957	$94,503	$86,698	$99,709
Gross profit	15,158	19,274	15,914	20,721
Net income	4,291	6,456	1,374	7,560
Net income per common share	0.12	0.18	0.04	0.21

     Fourth quarter fiscal 2005 results include $1,039 of tax-free income from life insurance proceeds. Third quarter fiscal 2004 results include $1,970 related to the purchase and retirement of all of the Company’s Class B common stock and a $1,251 charge for a plant closing.

F21

s

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C			COL. D.		COL. E
		Additions
	Balance at		Charged to Other
	Beginning of	Charged to Costs	Accounts—		Deductions—		Balance at End of
Description	Period	and Expenses	Describe		Describe		Period
YEAR ENDED APRIL 30, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,994	$213	$50	(1)	$1,602	(2)	$1,655
Deferred tax valuation allowance	16,208	3,608	756	(1)			20,572

YEAR ENDED APRIL 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,442	$140	$24	(1)	$612	(2)	$2,994
Deferred tax valuation allowance	12,714	3,063	431	(1)			16,208

YEAR ENDED APRIL 30, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$4,290	$518	$43	(1)	$1,409	(3)	$3,442
Deferred tax valuation allowance	9,396	2,691	627	(1)			12,714

(1)	Impact of foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Uncollectible accounts written off, net of recoveries, and $256 reversal of excess allowances.

F22

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (2)

10.1	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program)

10.2	Methode Electronics, Inc. Capital Accumulation Plan (3)

10.3	Methode Electronics, Inc. 401(k) Savings Plan (4)

10.4	Methode Electronics, Inc. 401(k) Saving Trust (4)

10.5	Methode Electronics, Inc. 1997 Stock Plan (5)

10.6	Methode Electronics, Inc. 2000 Stock Plan (6)

10.7	Methode Electronics, Inc. 2004 Stock Plan (7)

10.8	Form of Agreement between Donald W. Duda and Registrant (8)

10.9	Form of Agreement between Donald W. Duda and Registrant (9)

10.10	Form of Agreement between Douglas A. Koman and Registrant (10)

10.11	Form of Agreement between Robert J. Kuehnau and Registrant (8)

10.12	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (11)

10.13	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (11)

10.14	Form of Methode Electronics, Inc. Cash Award Agreement (11)

10.15	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (12)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2003, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.