Form 10-Q
period 2005-07-31
METHODE ELECTRONICS INC
filed 2005-09-08
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2005
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
Yes ☑                      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     At September 1, 2005, Registrant had 37,362,965 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
          METHODE ELECTRONICS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
          (in thousands)

	July 31,	April 30,
	2005	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,579	$87,142
Accounts receivable, net	63,018	65,699
Inventories:
Finished products	8,453	7,806
Work in process	30,328	26,490
Materials	6,338	7,287

	45,119	41,583

Deferred income taxes	6,382	6,361
Prepaid expenses and other current assets	5,632	4,547

TOTAL CURRENT ASSETS	197,730	205,332

PROPERTY, PLANT AND EQUIPMENT	257,692	262,284
Less allowance for depreciation	167,567	169,644

	90,125	92,640

GOODWILL	26,496	24,738
INTANGIBLE ASSETS, net	21,160	20,367
OTHER ASSETS	13,744	13,604

	$349,255	$356,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$28,579	$32,406
Other current liabilities	31,621	32,819

TOTAL CURRENT LIABILITIES	60,200	65,225

OTHER LIABILITIES	4,405	4,441
DEFERRED COMPENSATION	4,287	4,493
SHAREHOLDERS’ EQUITY
Common stock	18,891	18,741
Paid in capital	60,208	56,910
Retained earnings	208,327	205,488
Other shareholders’ equity	(7,063)	1,383

	280,363	282,522

	$349,255	$356,681

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2005	2004
INCOME
Net sales	$93,983	$85,021
Other	225	655

Total	94,208	85,676

COSTS AND EXPENSES
Cost of products sold	74,897	67,781
Selling and administrative expenses	12,894	11,388

Total	87,791	79,169

Income from operations	6,417	6,507

Interest income, net	500	113
Other, net	(95)	37

Income before income taxes	6,822	6,657
Income taxes	2,115	2,065

NET INCOME	$4,707	$4,592

Basic and diluted earnings per common share	$0.13	$0.13

Cash dividends per common share	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	36,229	35,500
Diluted	36,457	35,776
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$4,707	$4,592
Provision for depreciation	4,400	4,321
Amortization of intangibles	1,300	959
Amortization of restricted stock awards	495	180
Changes in operating assets and liabilities	(4,414)	4,006
Other	55	18

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,543	14,076
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,718)	(5,799)
Proceeds from sale of building	1,712	—
Acquisitions of businesses	(5,038)	(2,671)
Acquisitions of technology licenses	(2,102)	—
Other	(585)	(503)

NET CASH USED IN INVESTING ACTIVITIES	(11,731)	(8,973)

FINANCING ACTIVITIES
Options exercised	550	160
Dividends	(1,868)	(1,775)
Repurchase of common stock	(664)	—

NET CASH USED IN FINANCING ACTIVITIES	(1,982)	(1,615)

Effect of foreign exchange rate changes on cash	(2,393)	725

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,563)	4,213

Cash and cash equivalents at beginning of period	87,142	61,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,579	$65,970

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
July 31, 2005
1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
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
          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock-based compensation plans outstanding during the periods presented:

	Three Months Ended July 31,
	2005	2004
Net income:
As reported	$4,707	$4,592
Add stock-based compensation expense included in earnings, net of tax	462	281
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(562)	(588)

Pro forma	$4,607	$4,285

Basic and diluted earnings per share:
As reported	$0.13	$0.13
Pro forma	0.13	0.12
          The following table presents details of the Company’s comprehensive income (loss):

	Three Months Ended July 31,
	2005	2004
Net income	$4,707	$4,592
Translation adjustment	(5,377)	667

	$(670)	$5,259

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
2. RECENT ACCOUNTING PRONOUNCEMENTS
          In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage, are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. For the Company, SFAS No. 151 is effective for inventory costs incurred during fiscal year 2007. The Company does not expect SFAS No. 151 to have a material impact on its consolidated financial statements.
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
3. GOODWILL AND INTANGIBLE ASSETS
          In connection with the acquisition of the high-current flexible cabling systems products in fiscal 2005 and the passenger occupancy detection systems (PODS) sensor pad products in fiscal 2003, additional contingent consideration may be due if certain operational and financial targets are met. The increase in goodwill from April 30, 2005 to July 31, 2005 represents the accrual of the earned portion of such contingent consideration. Additional goodwill of up to $8,033 may result from future contingent payments for these acquisitions.
          In June of 2005, the Company paid cash of $2,102 to license a broad range of touch sensing and organic light-emitting diode technologies. The Company will use these technologies to develop rotary control, joystick, touchscreen, and touch surface products with programmable touch feedback, known as “haptics”.
          The following tables present details of the Company’s intangible assets:

	July 31, 2005
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,590	$8,148	$11,442
Patents and technology licenses	11,754	2,591	9,163
Covenants not to compete	2,230	1,675	555

Total	$33,574	$12,414	$21,160

	April 30, 2005
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,629	$7,301	$12,328
Patents	9,632	2,235	7,397
Covenants not to compete	2,220	1,578	642

Total	$31,481	$11,114	$20,367

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
3. GOODWILL AND INTANGIBLE ASSETS (Continued)
          The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2006	$5,587
2007	4,536
2008	3,707
2009	1,839
2010	1,782
4. INCOME TAXES
          The effective income tax rate in the first quarter was 31.0% in fiscal 2006 and fiscal 2005. The effective rates for both fiscal 2006 and 2005 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
          Historically, the Company has considered its foreign undistributed earnings to be permanently reinvested and therefore not provided US income taxes on these earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The deduction is available to the Company in fiscal 2006. The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not completed its analysis of the Act mainly due to the uncertainty associated with the interpretation of the provisions and the lack of clarification on certain provisions within the Act. The Company will complete its analysis of the potential repatriation, if any, and the related tax ramification in fiscal 2006. Based upon a preliminary review of the Act, repatriation of the Company’s foreign undistributed earnings could result in additional income tax expense of between 5.5% and 12.0% of the amount repatriated, depending on the amount of foreign taxes withheld.
5. COMMON STOCK AND EARNINGS PER SHARE
          The following table sets forth the changes in the number of issued shares of common stock during the periods presented:

	Three Months Ended July 31,
	2005	2004
Balance at the beginning of the period	37,481,192	35,909,815
Repurchase and retirement	(56,617)	—
Options exercised	70,226	20,009
Restricted stock awards granted, less forfeitures	286,809	275,680

Balance at the end of the period	37,781,610	36,205,504

          During the three months ended July 31, 2005, the Company awarded 288,875 shares of restricted common stock with a weighted-average grant-date fair value of $12.415 per share to directors and key employees, of which 79,950 vest in three equal annual installments beginning on April 30, 2006 provided the recipient remains a director or employee of the Company. The remaining 208,925 shares of restricted stock awarded vest as of April 30, 2008 if Methode has met certain financial targets and the recipient remains employed with Methode until that date.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND EARNINGS PER SHARE
          The fair value of the stock awards is recorded as compensation expense ratably over the vesting period beginning on the date of the award. The fair value of the stock awards that vest solely with the passage of time is equal to the market value of the Company’s common stock on the date of the grant. The fair value of the stock awards with vesting that is dependent on meeting certain financial targets is equal to the market value of the Company’s common stock as of the latest balance sheet date, but not less than the value at grant date. All of the restricted stock awards are entitled to be voted and to payment of dividends.
          In connection with the 208,925 restricted stock awards vesting on April 30, 2008, Methode agreed to pay each recipient a cash bonus if Methode meets higher financial targets, which shall be measured as of April 30, 2008. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s restricted stock awards described in the paragraph above by the closing price of Methode’s common stock as of April 30, 2008. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met. As of July 31, 2005, the Company was meeting a portion of these higher financial targets and, accordingly, compensation expense for this cash bonus has been accrued.
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
          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2005	2004
Numerator — net income	$4,707	$4,592

Denominator (in thousands):
Denominator for basic earnings per share — weighted-average shares	36,229	35,500
Dilutive potential common shares — employee stock awards/options	228	276

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	36,457	35,776

Basic and diluted earnings per share	$0.13	$0.13

          Options to purchase 400,325 shares of common stock at a weighted average option price of $13.25 per share were outstanding at July 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

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
          The table below presents information about the Company’s reportable segments:

	Three Months Ended July 31, 2005
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$81,482	$4,149	$8,456	$104	$93,983
Transfers between technology segments	(42)	—	(62)	(104)	—

Net sales to unaffiliated customers	$81,440	$4,149	$8,394	$—	$93,983

Segment income before income taxes	$9,765	$367	$515		$10,647

Corporate expenses, net					(3,825)

Income before income taxes					$6,822

	Three Months Ended July 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Total net sales	$75,778	$3,814	$5,496	$67	$85,021
Transfers between technology segments	(8)	(4)	(55)	(67)	—

Net sales to unaffiliated customers	$75,770	$3,810	$5,441	$—	$85,021

Segment income before income taxes	$9,035	$133	$825		$9,993

Corporate expenses, net					(3,336)

Income before income taxes					$6,657

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
8. PENDING LITIGATION
          Certain litigation arising in the normal course of business is pending against the Company. The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. The Company considers insurance coverage and third party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

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
Overview
          We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, and China. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a technology product basis, with those technology segments being Electronic, Optical and Other. The business units whose results are identified in the Electronic segment principally employ electronic processes to control and convey signals. The business units whose results are identified in the Optical segment principally employ light to control and convey signals. The Other segment includes manufacturers of current-carrying bus devices and high-current flexible-cabling systems, and independent laboratories that provide services for qualification testing and failure analysis.
          Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:
•	continued customer migration to low-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more automotive supplier funded design, engineering and tooling costs previously funded directly by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers; and

•	rising raw material costs.
          In response to pricing pressures, we continue to transition to lean manufacturing processes and invest in, and implement techniques such as flexible automated manufacturing cells to lower our costs to maintain or improve margins. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, and have identified certain automotive lines to be transferred from the U.S. to low cost countries. Our transition to lean manufacturing has helped us obtain our first contract to supply components to a North American plant of a major Japanese automobile manufacturer launching in fiscal 2006.

          In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we transferred production from our Singapore facility to our Shanghai, China plant in fiscal 2005.
          In March 2005, we acquired the assets of Cableco Technologies Corporation (Cableco), a designer and manufacturer of high-current, flexible-cabling systems for electronic and electrical applications. The acquisition enhances our existing power distribution business, by bringing a complimentary product portfolio and diverse customer base within the computer, telecommunication, medical and military markets and will enable us to provide a more complete product offering to our customers. We are in the process of transferring the majority of Cableco’s manufacturing operations to our facility in Reynosa, Mexico. Cableco’s trailing twelve-months revenues were approximately $6.5 million.
          In June 2005, we entered a license agreement with Immersion Technologies to license a broad range of Immersion’s TouchSense® technology. During the same month, we entered an agreement to license organic light-emitting diode technology. Our global engineering teams will work to use these technologies to develop Methode rotary control, joystick, touchscreen, and touch surface products with programmable touch feedback, known as “haptics”-. These products will provide a broad spectrum of touch sensations to help inform the user, reduce distraction in the automobile, and improve the precision and speed of control in a variety of applications.
Results of Operations
          The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,
	2005	2004
Income:
Net sales	100.0%	100.0%
Other	0.2	0.8

	100.2	100.8
Costs and expenses:
Cost of products sold	79.7	79.7
Selling and administrative expenses	13.7	13.4

Income From Operations	6.8	7.7
Interest income, net	0.5	0.1
Other, net	(0.1)	—

Income Before Income Taxes	7.2	7.8
Income taxes	2.2	2.4

Net Income	5.0%	5.4%

          Net sales. First quarter consolidated net sales increased 10.5% to $94.0 million in fiscal 2006 from $85.0 million in fiscal 2005.
          Net sales of the Electronic segment, which represented 86.7% and 89.1% of consolidated net sales in fiscal 2006 and fiscal 2005, respectively, increased 7.5% to $81.4 million in fiscal 2006 from $75.8 million in fiscal 2005. Product sales to the automotive industry, which represented 85.4% and 85.7% of Electronic segment net sales in fiscal 2006 and fiscal 2005, respectively, increased by 6.5% in fiscal 2006. The increase is due to strong sales growth of sensor pads for PODS as 100 percent compliance with the federally mandated passenger occupant detection system became effective for 2006 model year vehicles, and increased automotive switch sales in Europe. Net sales of other products to North American automotive customers declined, the result of price reductions given to automakers on legacy products and lower vehicle build in fiscal 2006. Net sales for the balance of the Electronic segment increased 11.3% primarily due to strong sales of our small form pluggable copper transceiver, which enables high-speed 1-gigabit data transfers over existing copper infrastructure.
          First quarter net sales of the Optical segment represented 4.4% of consolidated net sales in fiscal 2006 and 4.5% of consolidated net sales in the first quarter of fiscal 2005. Optical segment net sales increased 8.9% to $4.1 million in the first quarter of fiscal 2006 from $3.8 million in 2005. This increase was primarily the result of the introduction of coupler, attenuator, data network and test equipment products by our European optical business unit.
          Other segment net sales represented 8.9% of consolidated net sales in the first quarter of fiscal 2006 compared with 6.4% in the first quarter last year. First quarter net sales of the Other segment were $8.4 million in fiscal 2006 compared to $5.4 million in fiscal 2005, an increase of 54.3%. Net sales of power distribution products shipped to large technology OEMs increased significantly, helped by our acquisition of our high-current, flexible-cabling systems business in the fourth quarter of fiscal 2005. This acquisition accounted for 32.3% of the 54.3% increase for the segment.
          Other income. Other income consisted primarily of engineering design fees, earnings from our automotive joint venture, and royalties. The decrease in other income from $655 in the first quarter of fiscal 2005 to $225 in the first quarter of fiscal 2006 was primarily due to decreased design fees at our European automotive business.
          Cost of products sold. Cost of products sold as a percentage of net sales was 79.7% in the first quarter of both fiscal 2006 and 2005.
          Gross margins of the Electronic segment improved to 20.1% in the first quarter of fiscal 2006 compared to 19.4% in the first quarter of fiscal 2005. Sales gains of PODS sensor pads, automotive switch sales in Europe and our copper transceivers contributed to the margin gain during the first quarter of fiscal 2006. Additionally, benefits from our lean manufacturing initiatives helped to reduce the negative margin impact of material cost increases, and production volume declines and price reductions on sales to our traditional North American automotive customers in fiscal 2006.
          Gross margins of the Optical segment increased to 29.0% in the fiscal 2006 first quarter from 27.6% in the fiscal 2005 first quarter. The margin improvement was primarily due to the new product introductions at our European optical business unit.
          Gross margins of the Other segment decreased to 17.1% in the first quarter of fiscal 2005 from 26.2% in the first quarter of fiscal 2004. The margin decline was due to costs associated with the integration of the Cableco acquisition and the ongoing transfer of its manufacturing to our facility in Mexico.
          Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 13.7% in the first quarter of fiscal 2006 and 13.4% in fiscal 2005. The increase is attributable to increased amortization of restricted stock awards and increased amortization of intangible assets primarily related to recently acquired technology licenses.
          Interest, net. Interest income, net of interest expense increased in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 due to generally higher average available cash balances and higher interest rates on short-term cash investments.
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

          Income taxes. The effective income tax rate in the first quarter was 31.0% in both fiscal 2006 and 2005. The effective rates for both fiscal 2006 and 2005 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income from foreign operations.
Financial Condition, Liquidity and Capital Resources
          We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash and cash equivalents totaled $77.6 million at July 31, 2005, of which $49.9 million was held in foreign accounts. Income taxes would be payable if the cash held in foreign accounts were repatriated (see Note 4 to the Condensed Consolidated Financial Statements). We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations.
          We have an agreement with our primary bank for a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At July 31, 2005, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
          Net cash provided by operations was $6.5 million and $14.1 million in the first quarter of fiscal 2006 and 2005, respectively. The decrease in net cash provided by operations was due to $4.4 million cash being used by changes in operating assets and liabilities in fiscal 2006, primarily due to higher inventory levels needed to support new automotive launches and the payment cycle timing of a large automotive customer, compared to $4.0 million being provided by changes in operating assets and liabilities in the first quarter of fiscal 2005.
          Net cash used in investing activities during the first quarter was $11.7 million for fiscal 2006 compared to $9.0 million in fiscal 2005. Purchases of plant and equipment were $5.7 million and $5.8 million in fiscal 2006 and 2005, respectively. Fiscal 2006 included $1.7 million of proceeds from the sale of our building in Singapore, which was sold after the transfer of manufacturing operations to Shanghai. Cash used in investing activities included contingent payments related to the acquisition of AST of $4.6 million in fiscal 2006 and $2.7 million in fiscal 2005. It is expected that the final $2.7 million of contingent cash consideration for this acquisition will be due in June of 2006. Cash used in investing activities in fiscal 2006 included $2.1 million to license haptic and organic light-emitting diode technologies.
          Net cash used in financing activities during the first quarter was $2.0 million in fiscal 2006 and $1.6 million in fiscal 2005. We paid cash dividends of $1.9 million in the first quarter of fiscal 2006 and $1.8 million in 2005 and received proceeds from the exercise of stock options of $0.5 million in fiscal 2006 and $0.2 million in fiscal 2005.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.4 million and $0.1 million at July 31, 2005 and April 30, 2005, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $11.5 million and $11.6 million at July 31, 2005 and April 30, 2005, respectively.

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
          There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          c) Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
May 1, 2005 through
May 31, 2005	56,617	$11.73	—	—

June 1, 2005 through
June 30, 2005	—	—	—	—

July 1, 2005 through
July 31, 2005	—	—	—	—

	56,617	$11.73	—	—

(1)	The amount represents the repurchase of 49,989 shares of the Company’s common stock from the sellers of Cableco Technologies in accordance with the terms of the earn-out provision, and 6,628 shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	The Company currently has no plan or program to repurchase its equity securities.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer

Dated: September 8, 2005

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