Form 10-Q
period 2005-10-31
METHODE ELECTRONICS INC
filed 2005-12-08
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2005
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
Yes ☐            No ☑
     At December 2, 2005, Registrant had 37,704,437 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	April 30,
	2005	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$84,642	$87,142
Accounts receivable, net	65,079	65,699
Inventories:
Finished products	8,271	7,806
Work in process	31,206	26,490
Materials	7,555	7,287

	47,032	41,583

Deferred income taxes	6,382	6,361
Prepaid expenses and other current assets	4,290	4,547

TOTAL CURRENT ASSETS	207,425	205,332

PROPERTY, PLANT AND EQUIPMENT	263,618	262,284
Less allowance for depreciation	171,906	169,644

	91,712	92,640

GOODWILL	27,868	24,738
INTANGIBLE ASSETS, net	20,008	20,367
OTHER ASSETS	13,822	13,604

	$360,835	$356,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$33,903	$32,406
Other current liabilities	33,640	32,819

TOTAL CURRENT LIABILITIES	67,543	65,225

OTHER LIABILITIES	4,434	4,441
DEFERRED COMPENSATION	4,598	4,493
SHAREHOLDERS’ EQUITY
Common stock	18,895	18,741
Unearned common stock issuances	(11,188)	(8,601)
Additional paid in capital	60,279	56,910
Retained earnings	211,700	205,488
Accumulated other comprehensive income	8,105	13,515
Treasury stock	(3,531)	(3,531)

	284,260	282,522

	$360,835	$356,681

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2005	2004	2005	2004
INCOME
Net sales	$116,285	$99,743	$210,268	$184,764
Other	333	190	557	845

	116,618	99,933	210,825	185,609

COSTS AND EXPENSES
Cost of products sold	92,926	77,835	167,822	145,617
Selling and administrative expenses	16,577	12,729	29,471	24,117

	109,503	90,564	197,293	169,734

Income from operations	7,115	9,369	13,532	15,875

Interest income, net	507	249	1,007	362
Other, net	189	(174)	94	(137)

Income before income taxes	7,811	9,444	14,633	16,100
Income taxes	2,570	2,935	4,685	5,000

NET INCOME	$5,241	$6,509	$9,948	$11,100

Basic and diluted earnings per common share	$0.14	$0.18	$0.27	$0.31

Cash dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average number of common shares outstanding:
Basic	36,262	35,699	36,244	35,612
Diluted	36,489	36,041	36,471	35,922
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$9,948	$11,100
Provision for depreciation	8,820	8,596
Amortization of intangibles	2,753	2,086
Amortization of restricted stock awards	1,004	598
Provision for losses on accounts receivable	3,150	24
Changes in operating assets and liabilities	(4,322)	(5,490)
Other	84	16

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,437	16,930
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,621)	(10,312)
Proceeds from sale of building	1,712	—
Acquisitions of businesses	(5,127)	(2,671)
Acquisitions of technology licenses	(2,402)	—
Other	(199)	(95)

NET CASH USED IN INVESTING ACTIVITIES	(17,637)	(13,078)

FINANCING ACTIVITIES
Options exercised	598	4,456
Dividends	(3,736)	(3,581)
Repurchase of common stock	(664)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,802)	875

Effect of foreign exchange rate changes on cash	(2,498)	1,445

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,500)	6,172

Cash and cash equivalents at beginning of period	87,142	61,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,642	$67,929

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
October 31, 2005
1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
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
          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock-based compensation plans outstanding during the periods presented:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income:
As reported	$5,241	$6,509	$9,948	$11,100
Add stock-based compensation expense included in earnings, net of tax	101	335	563	616
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(149)	(492)	(711)	(1,080)

Pro forma	$5,193	$6,352	$9,800	$10,636

Earnings per share:
As reported — basic and diluted	$0.14	$0.18	$0.27	$0.31
Pro forma — basic and diluted	0.14	0.18	0.27	0.30

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
1. BASIS OF PRESENTATION — Continued
     The following table presents details of the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income	$5,241	$6,509	$9,948	$11,100
Translation adjustment	(33)	3,685	(5,410)	4,352

	$5,208	$10,194	$4,538	$15,452

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
3. GOODWILL AND INTANGIBLE ASSETS
          In connection with the acquisition of the high-current flexible cabling systems products in fiscal 2005 and the passenger occupancy detection systems (PODS) sensor pad products in fiscal 2003, additional contingent consideration may be due if certain operational and financial targets are met. The increase in goodwill from April 30, 2005 to October 31, 2005 represents primarily the accrual of the earned portion of such contingent consideration. Additional goodwill of up to $6,750 may result from future contingent payments for the cabling systems acquisition.
          In June of 2005, the Company paid cash of $2,102 to license a broad range of touch sensing and organic light-emitting diode technologies. The Company will use these technologies to develop rotary control, joystick, touch-screen, and touch-surface products with programmable touch feedback, known as “haptics”.
          In September of 2005, The Company exercised its option to purchase for $300, the patents for the capacitive sensor technology that it was licensing to develop an impaired driver detection system.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
3. GOODWILL AND INTANGIBLE ASSETS (Continued)
     The following tables present details of the Company’s intangible assets:

	October 31, 2005
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,590	$9,010	$10,580
Patents and technology licenses	12,054	3,085	8,969
Covenants not to compete	2,230	1,771	459

Total	$33,874	$13,866	$20,008

	April 30, 2005
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,629	$7,301	$12,328
Patents	9,632	2,235	7,397
Covenants not to compete	2,220	1,578	642

Total	$31,481	$11,114	$20,367

          At October 31, 2005, the intangible asset for customer relationships and agreements includes $4,587 of net value assigned to a supply agreement with Delphi Corporation operating under a recently filed bankruptcy petition. The Company continues to supply product to Delphi post-petition pursuant to this supply agreement and has determined that the value of the supply agreement has not been impaired.
          The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2006	$5,608
2007	4,571
2008	3,742
2009	1,874
2010	1,818
4. INCOME TAXES
          The effective income tax rate was 32.9% in the second quarter and 32.0% in the six-month period of fiscal 2006 compared with 31.1% in both the second quarter and six-month period of fiscal 2005. The effective rate increased in 2006 primarily due to the change in mix of domestic and foreign taxable income, and losses incurred in the UK and China for which no tax benefit could be recognized. The effective rates for both fiscal 2006 and 2005 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
          Historically, the Company has considered its foreign undistributed earnings to be permanently reinvested and therefore not provided US income taxes on these earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The deduction is available to the Company in fiscal 2006. The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not completed its analysis of the Act mainly due to the uncertainty associated with the interpretation of the provisions and the lack of clarification on certain provisions within the Act. The Company will complete its analysis of the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
4. INCOME TAXES — Continued
potential repatriation, if any, and the related tax ramification in fiscal 2006. Based upon a preliminary review of the Act, repatriation of the Company’s foreign undistributed earnings could result in additional income tax expense of between 6.5% and 13.0% of the amount repatriated, depending on the amount of foreign taxes withheld.
5. COMMON STOCK AND EARNINGS PER SHARE
          The following table sets forth the changes in the number of issued shares of common stock during the six-month periods presented:

	Six Months Ended
	October 31,
	2005	2004
Balance at the beginning of the period	37,481,192	35,909,815
Repurchase and retirement	(56,617)	—
Options exercised	75,819	456,357
Restricted stock awards granted, less forfeitures	288,976	276,680

Balance at the end of the period	37,789,370	36,642,852

          During the six months ended October 31, 2005, the Company awarded 291,875 shares of restricted common stock with a weighted-average grant-date fair value of $12.41 per share to directors and key employees, of which 82,950 vest in three equal annual installments beginning on April 30, 2006 provided the recipient remains a director or employee of the Company. The remaining 208,925 shares of restricted stock awarded vest as of April 30, 2008 if Methode has met certain financial targets and the recipient remains employed with Methode until that date.
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
          In connection with the 208,925 restricted stock awards vesting on April 30, 2008, Methode agreed to pay each recipient a cash bonus if Methode meets higher financial targets, which shall be measured as of April 30, 2008. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s restricted stock awards described in the paragraph above by the closing price of Methode’s common stock as of April 30, 2008. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met. As of October 31, 2005, the Company was not meeting these higher financial targets and, accordingly, compensation expense for this cash bonus has not been accrued.
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
          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Numerator — net income	$5,241	$6,509	$9,948	$11,100

Denominator (in thousands):
Denominator for basic earnings per share-weighted-average shares	36,262	35,699	36,244	35,612
Dilutive potential common shares— employee stock options	227	342	227	310

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,489	36,041	36,471	35,922

Basic and diluted earnings per share	$0.14	$0.18	$0.27	$0.31

          Options to purchase 410,325 shares of common stock at a weighted average option price of $13.21 per share were outstanding at October 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
6. SEGMENT INFORMATION — Continued
     The table below presents information about the Company’s reportable segments:

	Three Months Ended October 31, 2005
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$102,221	$5,694	$8,482	$112	$116,285
Transfers between technology segments	(67)	—	(45)	(112)	—

Net sales to unaffiliated customers	$102,154	$5,694	$8,437	$—	$116,285

Segment income before income taxes	$9,757	$810	$452		$11,019

Corporate expenses, net					(3,208)

Income before income taxes					$7,811

	Three Months Ended October 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$88,189	$5,628	$5,985	$59	$99,743
Transfers between technology segments	(27)	(4)	(28)	(59)	—

Net sales to unaffiliated customers	$88,162	$5,624	$5,957	$—	$99,743

Segment income before income taxes	$12,323	$356	$620		$13,299

Corporate expenses, net					(3,855)

Income before income taxes					$9,444

	Six Months Ended October 31, 2005
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$183,702	$9,843	$16,939	$216	$210,268
Transfers between technology segments	(109)	—	(107)	(216)	—

Net sales to unaffiliated customers	$183,593	$9,843	$16,832	$—	$210,268

Segment income before income taxes	$19,529	$1,177	$967		$21,673

Corporate expenses, net					(7,040)

Income before income taxes					$14,633

	Six Months Ended October 31, 2004
	Electronic	Optical	Other	Eliminations	Consolidated
Net sales	$163,967	$9,441	$11,483	$127	$184,764
Transfers between technology segments	(35)	(8)	(84)	(127)	—

Net sales to unaffiliated customers	$163,932	$9,433	$11,399	$—	$184,764

Segment income before income taxes	$21,344	$489	$1,420		$23,253

Corporate expenses, net					(7,153)

Income before income taxes					$16,100

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement
          Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. Therefore, our financial results will be subject to many of the same risks that apply to the automotive industry, such as general economic conditions, interest rates and consumer spending patterns. A significant portion of the balance of our business relates to the computer and telecommunication industries which are subject to many of the same risks facing the automotive industry as well as fast-moving technological change. Other factors which may result in materially different results for future periods include Delphi Corporation’s bankruptcy petition; other significant customer bankruptcy filings; restructuring, operational improvement and cost reduction programs currently under review by Methode; the current macroeconomic environment, including higher petroleum and copper prices effecting material and components used by Methode; potential manufacturing plant shut-downs by automotive customers and significant fluctuations in the demand for certain automobile models. In addition, market growth; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided under the securities laws.
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
          Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:
•	continued customer migration to low-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers

•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more automotive supplier-funded design, engineering and tooling costs previously funded directly by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers;

•	rising raw material costs; and

•	rising interest rates.
          In response to pricing pressures, we continue to transition to lean manufacturing processes and invest in, and implement techniques such as flexible automated manufacturing cells to lower our costs to maintain or improve margins. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, and have identified certain automotive lines to be transferred from the U.S. to low cost countries. Our transition to lean manufacturing has helped us obtain our first contract with American Honda Motor Co., Inc. to supply components, which we began manufacturing in fiscal 2006.
          In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we transferred production from our Singapore facility to our Shanghai, China plant in fiscal 2005.
          In March 2005, we acquired the assets of Cableco Technologies Corporation (Cableco), a designer and manufacturer of high-current, flexible-cabling systems for electronic and electrical applications. The acquisition enhances our existing power distribution business, by bringing a complementary product portfolio and diverse customer base within the computer, telecommunication, medical and military markets and will enable us to provide a more complete product offering to our customers. We have transferred the majority of Cableco’s manufacturing operations to our facility in Reynosa, Mexico. At date of acquisition, Cableco’s trailing twelve-months revenues were approximately $6.5 million.
          In June 2005, we entered a license agreement with Immersion Technologies to license a broad range of Immersion’s TouchSense® technology. During the same month, we entered an agreement to license organic light-emitting diode technology. Our global engineering teams will work to use these technologies to develop Methode rotary control, joystick, touch-screen, and touch-surface products with programmable touch feedback, known as “haptics"-. These products will provide a broad spectrum of touch sensations to help inform the user, reduce distraction in the automobile, and improve the precision and speed of control in a variety of applications.
          On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi) filed Chapter 11 petitions for bankruptcy. As of the filing date, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement. In the second quarter of fiscal 2006, we recorded a bad debt provision of $3.2 million for Delphi receivables impaired by the bankruptcy filing. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired. If Delphi is not successful in emerging from bankruptcy, all or a significant portion of the remaining accounts receivable and the value of the supply agreement may become impaired.

Results of Operations
          The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.3	0.2	0.3	0.5

	100.3	100.2	100.3	100.5
Costs and expenses:
Cost of products sold	79.9	78.0	79.8	78.8
Selling and administrative expenses	14.3	12.8	14.0	13.1

Income From Operations	6.1	9.4	6.4	8.6
Interest income, net	0.4	0.3	0.5	0.2
Other, net	0.2	(0.2)	—	(0.1)

Income Before Income Taxes	6.7	9.5	6.9	8.7
Income taxes	2.2	3.0	2.2	2.7

Net Income	4.5%	6.5%	4.7%	6.0%

          Net sales. Second quarter consolidated net sales increased 16.6% to $116.3 million in fiscal 2006 from $99.7 million in fiscal 2005. Consolidated net sales for the six-month period ended October 31, 2005 increased 13.8% to $210.3 million from $184.8 million for the comparable period last year. Customer paid tooling sales were $5.2 million and $5.9 million for the three-month and six-month periods ended October 31, 2005 compared with $1.6 million and $1.9 million in the three-month and six-month periods of fiscal 2005.
          Electronic segment net sales represented 87.9% and 87.3% of consolidated net sales for the quarter and six months ended October 31, 2005 compared with 88.4% and 88.7% for the comparable periods last year. Net sales of the Electronic segment increased 15.9% to $102.2 million in the second quarter of fiscal 2006 from $88.2 million in fiscal 2005. Electronic segment net sales for the six months ended October 31, 2005 increased 12.0% to $183.6 million from $163.9 million for the same period last year. Product net sales to the automotive industry, which represented 87.8% of the Electronic segment product net sales in the second quarter and 86.7% for the six months ended October 31, 2005, up from 86.4% and 86.1% in the comparable periods last year, increased 13.9% for the quarter and 10.4% for the six months ended October 31, 2005 compared with the comparable periods last year. The increase is due to strong sales growth of sensor pads for PODS as 100 percent compliance with the federally mandated passenger occupant detection system became effective for 2006 model year vehicles, and increased automotive switch sales in Europe. Net sales for the balance of the Electronic segment were flat for the quarter and increased 5.2% for the six months ended October 31, 2005. The increase was primarily due to strong sales of our Wide Area Network (WAN) cards to the mobile phone service providers.
          Optical segment net sales represented 4.9% and 4.7% of consolidated net sales for the quarter and six months ended October 31, 2005 compared with 5.6% and 5.1% for the comparable periods last year. Net sales of the Optical segment for the second quarter of fiscal 2006 increased 1.3% to $5.7 million from $5.6 million a year ago. Net sales for the six-month period ended October 31, 2005 increased 4.3% over the same period a year ago to $9.8 million from $9.4 million. Sales of custom installations of fiber optic cable assemblies to data centers in the government and healthcare sectors were the primary contributor to the sales increase.
          Net sales of the Other segment increased 41.6% to $8.4 million in the second quarter of fiscal 2006 from $6.0 million in fiscal 2005. Other segment net sales for the six-month period increased 47.7%

to $16.8 million from $11.4 million last year. Net sales of power distribution products shipped to large technology OEMs increased significantly, helped by our acquisition of our high-current, flexible-cabling systems business in the fourth quarter of fiscal 2005. This acquisition accounted for 29.3% of the 41.6% increase for the quarter and 30.8% of the 47.7% increase for the six-month period ended October 31, 2005.
          Other income. Other income consisted primarily of engineering design fees and earnings from our automotive joint venture. The decrease in other income for the six-month period was primarily due to decreased design fees at our European automotive business.
          Cost of products sold. Cost of products sold, as a percentage of net sales, was 79.9% in the second quarter and 79.8% in the six-month period of fiscal 2006 compared with 78.0% and 78.8% for the second quarter and the six-month period of fiscal 2005.
          Gross margins on product sales of the Electronic segment decreased to 19.7% and 19.9% in the second quarter and six-month period of fiscal 2005 from 21.3% and 20.4% for the comparable periods last year. Approximately half of the margin decline in the second quarter and substantially all of the decline for the six-month period is attributable to production and quality issues experienced ramping up production at our Shanghai manufacturing facility. Margins were also negatively impacted by price reductions on our legacy automotive products and increases in the price of our raw materials. Margins in the second quarter of fiscal 2005 were reduced by costs of $0.8 million relating to the move of our Singapore manufacturing operations to Shanghai, and $0.5 million of charges for relocating automotive tooling from an insolvent molding supplier.
          Gross margins of the Optical segment increased to 41.1% in the second quarter and 36.0% in the six-month period ended October 31, 2005 from 30.3% in the second quarter and 29.9% in the six-month period in fiscal 2005. The margins on our custom fiber optic cable installation business improved due to higher sales volumes and reduced prices negotiated with suppliers. The introduction of new coupler, attenuator, data network and test equipment products helped boost margins at our European optical business unit.
          Gross margins of the Other segment declined to 17.7% in the second quarter of fiscal 2006 from 22.0% in the prior year second quarter. For the six months ended October 31, 2005 gross margins declined to 17.4% from 24.0% in the prior year six-month period. The margin decline was due to costs associated with the integration of the Cableco acquisition and the transfer of its manufacturing to our facility in Mexico, and start-up costs associated with establishing bus bar manufacturing in Shanghai.
          Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 14.3% and 14.0% for the quarter and six-month period in fiscal 2006 compared to 12.8% and 13.1% for the comparable periods of fiscal 2005. The second quarter of fiscal 2006 includes a $3.2 million bad debt provision for receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S. subsidiaries. Excluding this charge, selling and administrative expenses as a percentage of net sales for the fiscal 2006 second quarter declined as a result of lower stock-based compensation expense, lower legal expenses and a higher sales base.
          Interest income, net. Interest income, net of interest expense increased in the second quarter and six-month period of fiscal 2006 compared with fiscal 2005 due to generally higher average available cash balances and higher interest rates on short-term cash investments.
          Other, net. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan, Mexican peso and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars and Euros, creating exchange rate sensitivities.

          Income taxes. The effective income tax rate was 32.9% in the second quarter and 32.0% in the six-month period of fiscal 2006 compared with 31.1% in both the second quarter and six-month period of fiscal 2005. The effective rate increased in 2006 primarily due to the change in mix of domestic and foreign taxable income and losses incurred in the UK and China for which no tax benefit could be recognized. The effective rates for both fiscal 2006 and 2005 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
Liquidity and Capital Resources
          We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash and cash equivalents totaled $84.6 million at October 31, 2005, of which $48.0 million was held in foreign accounts. Income taxes would be payable if the cash held in foreign accounts were repatriated (see Note 4 to the Condensed Consolidated Financial Statements). We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations.
          We have an agreement with our primary bank for a committed $30 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At October 31, 2005, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
          Net cash provided by operations was $21.4 million and $16.9 million in the first six months of fiscal 2006 and 2005, respectively. The primary factor in the Company’s ability to generate cash from operations is its net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, provision for loss on accounts receivable from Delphi, and amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Offsetting the cash flows from operations is working capital requirements that continue to be a use of cash from operations, primarily due to increased inventories of customer tooling in process and a build-up of plastic resin inventories acquired in anticipation of a supply interruption resulting from the recent hurricanes in the Gulf Coast region.
          Net cash used in investing activities during the first six months was $17.6 million for fiscal 2006 compared to $13.1 million in fiscal 2005. Purchases of plant and equipment were $11.6 million and $10.3 million in fiscal 2006 and 2005, respectively. Fiscal 2006 included $1.7 million of proceeds from the sale of our building in Singapore, which was sold after the transfer of manufacturing operations to Shanghai. Cash used in investing activities included contingent payments related to the acquisition of AST of $4.6 million in fiscal 2006 and $2.7 million in fiscal 2005. The final $2.7 million of contingent cash consideration for this acquisition is included in other current liabilities in the October 31, 2005 balance sheet and will be paid in June of 2006. Cash used in investing activities in fiscal 2006 also included $2.4 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies.
          Net cash used in financing activities during the first six months was $3.8 million in fiscal 2006 compared with a source of cash of $0.9 million in fiscal 2004. In the six-month periods, we paid cash dividends of $3.7 million in fiscal 2006 and $3.6 million in 2005 and received proceeds from the exercise of stock options of $0.6 million in fiscal 2006 and $4.6 million in fiscal 2005. Fiscal 2006 also includes the repurchase of 49,989 shares of the Company’s common stock from the sellers of Cableco Technologies in accordance with the terms of the earn-out provision of the Cableco purchase agreement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.4 million and $0.1 million at October 31, 2005 and April 30, 2005, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $11.6 million at October 31, 2005 and April 30, 2005.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2005 Annual Stockholders Meeting of the Company was held on September 15, 2005.

(c)	At the Annual Stockholders Meeting, the common stockholders voted on the following uncontested matter.
     Election of the below named nominees to the Board of Directors of the Company:

	For	Withheld
Warren L. Batts	34,545,242	516,186
J. Edward Colgate	34,546,792	514,636
Darren M. Dawson	34,502,985	558,443
Donald W. Duda	34,545,785	515,643
Isabelle C. Goossen	34,010,535	1,050,893
Christopher J. Hornung	34,513,295	548,133
Paul G. Shelton	34,012,949	1,048,479
Lawrence B. Skatoff	32,946,225	2,115,203
George S. Spindler	34,012,103	1,049,325
ITEM 5. OTHER INFORMATION
          As of June 15, 2005, each of Messrs. Duda, Reynolds, Whybrow, Koman, and Kuehnau were granted restricted stock awards under the Methode Electronics, Inc 2004 Stock Plan pursuant to restricted stock award agreements in the form of Exhibit 10.23 hereto. Pursuant to such agreements, these named executive officers received the following awards of restricted stock: Mr. Duda 125,000 shares, Mr. Reynolds 25,000 shares, Mr. Whybrow 2,500 shares, Mr. Koman 23,000 shares and Mr. Kuehnau 13,125. As of the same date, these named executives were awarded cash bonuses based upon 50% of a like number of shares pursuant to agreements in the form of Exhibit 10.24 hereto.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement (4)

10.23	2005 Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based)

10.24	2005 Form of Methode Electronics, Inc. Cash Award Agreement

Exhibit
Number	Description
10.25	Amendment to Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:	/s/ Douglas A. Koman

Douglas A. Koman
Chief Financial Officer
(principal financial officer)
Dated: December 8, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement (4)

10.23	2005 Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based)

10.24	2005 Form of Methode Electronics, Inc. Cash Award Agreement

10.25	Amendment to Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.