Form 10-Q
period 2006-01-31
METHODE ELECTRONICS INC
filed 2006-03-09
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816
METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Delaware	36-2090085

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)      (708) 867-6777
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
Yes ☑            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     At March 1, 2006, Registrant had 37,286,192 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31,	April 30,
	2006	2005
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$79,379	$87,142
Accounts receivable, net	60,023	65,699
Inventories:
Finished products	9,722	7,806
Work in process	31,100	26,490
Materials	9,544	7,287

	50,366	41,583

Deferred income taxes	8,065	6,361
Prepaid expenses and other current assets	5,140	4,547

TOTAL CURRENT ASSETS	202,973	205,332

PROPERTY, PLANT AND EQUIPMENT	266,866	262,284
Less allowance for depreciation	176,298	169,644

	90,568	92,640

GOODWILL	28,868	24,738
INTANGIBLE ASSETS, net	18,576	20,367
OTHER ASSETS	15,713	13,604

	$356,698	$356,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$30,967	$32,406
Other current liabilities	29,446	32,819

TOTAL CURRENT LIABILITIES	60,413	65,225

OTHER LIABILITIES	4,423	4,441
DEFERRED COMPENSATION	4,438	4,493
SHAREHOLDERS’ EQUITY
Common stock (shares issued January 31, 2006 – 37,704,437; April 30, 2005 – 37,481,192)	18,852	18,741
Unearned common stock issuances	(9,414)	(8,601)
Additional paid in capital	59,451	56,910
Retained earnings	212,646	205,488
Accumulated other comprehensive income	9,420	13,515
Treasury stock (419,745 shares)	(3,531)	(3,531)

	287,424	282,522

	$356,698	$356,681

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2006	2005	2006	2005
INCOME
Net sales	$95,050	$92,381	$305,318	$277,145
Other	103	373	661	1,219

	95,153	92,754	305,979	278,364

COSTS AND EXPENSES
Cost of products sold	77,597	71,844	245,419	217,461
Selling and administrative expenses	13,214	14,133	42,686	38,250

	90,811	85,977	288,105	255,711

Income from operations	4,342	6,777	17,874	22,653

Interest income, net	647	326	1,655	688
Other, net	(719)	(248)	(625)	(385)

Income before income taxes	4,270	6,855	18,904	22,956
Income taxes	1,460	2,150	6,145	7,150

NET INCOME	$2,810	$4,705	$12,759	$15,806

Basic and diluted earnings per common share	$0.08	$0.13	$0.35	$0.44

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average number of common shares outstanding:
Basic	36,264	36,043	36,250	35,751
Diluted	36,413	36,383	36,451	36,071
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2006	2005

OPERATING ACTIVITIES
Net income	$12,759	$15,806
Provision for depreciation	13,277	12,925
Amortization of intangibles	4,184	3,214
Amortization of restricted stock awards	1,777	1,003
Provision for losses on accounts receivable	3,150	33
Deferred income taxes	(3,404)	475
Changes in operating assets and liabilities	(10,313)	1,700
Other	318	29

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,748	35,185

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,689)	(15,675)
Proceeds from sale of building	1,712	—
Acquisitions of businesses	(5,127)	(2,671)
Acquisitions of technology licenses	(2,402)	—
Other	(452)	88

NET CASH USED IN INVESTING ACTIVITIES FINANCING ACTIVITIES	(20,958)	(18,258)

Options exercised	598	5,792
Dividends	(5,600)	(5,399)
Repurchase of common stock	(1,664)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,666)	393

Effect of foreign exchange rate changes on cash	(1,887)	2,224

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,763)	19,544

Cash and cash equivalents at beginning of period	87,142	61,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,379	$81,301

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
January 31, 2006
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its stock-based compensation plans outstanding during the periods presented:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income:
As reported	$2,810	$4,705	$12,759	$15,806
Add stock-based compensation expense included in earnings, net of tax	605	287	1,168	904
Less total stock based compensation expense determined under fair value based method for all awards, net of tax	(651)	(441)	(1,362)	(1,522)

Pro forma	$2,764	$4,551	$12,565	$15,188

Earnings per share:
As reported – basic and diluted	$0.08	$0.13	$0.35	$0.44
Pro forma – basic and diluted	0.08	$0.13	0.35	$0.42

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
1. BASIS OF PRESENTATION — Continued
     The following table presents details of the Company’s comprehensive income:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income	$2,810	$4,705	$12,759	$15,806
Translation adjustment	1,315	2,237	(4,095)	6,589

	$4,125	$6,942	$8,664	$22,395

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
3. GOODWILL AND INTANGIBLE ASSETS
     In connection with the acquisition of the high-current flexible cabling systems products in fiscal 2005 and the passenger occupancy detection systems (PODS) sensor pad products in fiscal 2003, additional contingent consideration may be due if certain operational and financial targets are met. The increase in goodwill from April 30, 2005 to January 31, 2006 represents primarily the accrual of the earned portion of such contingent consideration. Additional goodwill of up to $5,750 may result from future contingent payments for the cabling systems acquisition.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
3. GOODWILL AND INTANGIBLE ASSETS — Continued
     The following tables present details of the Company’s intangible assets:

	January 31, 2006
		Accumulated
	Gross	Amortization	Net

Customer relationships and agreements	$19,590	$9,877	$9,713
Patents and technology licenses	12,054	3,553	8,501
Covenants not to compete	2,230	1,868	362

Total	$33,874	$15,298	$18,576

	April 30, 2005
		Accumulated
	Gross	Amortization	Net

Customer relationships and agreements	$19,629	$7,301	$12,328
Patents	9,632	2,235	7,397
Covenants not to compete	2,220	1,578	642

Total	$31,481	$11,114	$20,367

     At January 31, 2006, the intangible asset for customer relationships and agreements includes $4,345 of net value assigned to a supply agreement with Delphi Corporation, acquired in the Company’s acquisition of the PODS business in August 2001. Delphi is currently operating under a recently filed bankruptcy petition. The Company continues to supply product to Delphi post-petition pursuant to this supply agreement and has determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for the year and each of the four succeeding fiscal years is as follows:

2006	$5,608
2007	4,571
2008	3,742
2009	1,874
2010	1,818
4. INCOME TAXES
     The effective income tax rate was 34.2% in the third quarter and 32.5% in the nine-month period of fiscal 2006 compared with 31.4% in the third quarter and 31.1% in the nine-month period of fiscal 2005. The effective rate increased in 2006 primarily due to the change in mix of domestic and foreign taxable income, and losses incurred in the UK and China for which no tax benefit could be recognized. The tax provision in 2006 included a credit for reduction of the income tax contingency reserve due to elimination of tax contingencies associated with tax years for which the statute of limitation expired in the third quarter. The impact of the income tax contingency reserve adjustment reduced the effective income tax rate for the quarter and the nine-month period by 17.6 percentage points and 4.0 percentage points, respectively. The effective rates for both fiscal 2006 and 2005 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
     Historically, the Company has considered its foreign undistributed earnings to be permanently reinvested and therefore not provided US income taxes on these earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The deduction is available to the Company in fiscal 2006. The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollars amounts in thousands, except per share data)
4. INCOME TAXES — Continued
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
5. COMMON STOCK AND EARNINGS PER SHARE
     The following table sets forth the changes in the number of issued shares of common stock during the nine-month periods presented:

	Nine Months Ended
	January 31,
	2006	2005
Balance at the beginning of the period	37,481,192	35,909,815
Repurchase and retirement	(141,550)	—
Options exercised	75,819	590,817
Restricted stock awards granted, less forfeitures	288,976	286,680

Balance at the end of the period	37,704,437	36,787,312

     During the nine months ended January 31, 2006, the Company awarded 291,875 shares of restricted common stock with a weighted-average grant-date fair value of $12.41 per share to directors and key employees, of which 82,950 vest in three equal annual installments beginning on April 30, 2006 provided the recipient remains a director or employee of the Company. The remaining 208,925 shares of restricted stock awarded vest as of April 30, 2008 if Methode has met certain financial targets and the recipient remains employed with Methode until that date.
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
     In connection with the 208,925 restricted stock awards vesting on April 30, 2008, Methode agreed to pay each recipient a cash bonus if Methode meets higher financial targets, which shall be measured as of April 30, 2008. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s restricted stock awards described in the paragraph above by the closing price of Methode’s common stock as of April 30, 2008. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met. As of January 31, 2006, the Company was not meeting these higher financial targets and, accordingly, compensation expense for this cash bonus has not been accrued.
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
(Dollars amounts in thousands, except per share data)
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
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Numerator — net income	$2,810	$4,705	$12,759	$15,806

Denominator (in thousands):
Denominator for basic earnings per share-weighted-average shares	36,264	36,043	36,250	35,751
Dilutive potential common shares- employee stock options	149	340	201	320

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,413	36,383	36,451	36,071

Basic and diluted earnings per share	$0.08	$0.13	$0.35	$0.44

     Options to purchase 817,639 shares of common stock at a weighted average option price of $12.30 per share were outstanding at January 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
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
(Dollars amounts in thousands, except per share data)
6. SEGMENT INFORMATION — Continued
     The Company allocates resources to and evaluates performance of its technology segments based on operating income. Transfers between technology segments are recorded using internal transfer prices set by the Company.

	Three Months Ended January 31, 2006
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales	$82,562	$3,534	$9,052	$98	$95,050
Transfers between technology segments	(61)	—	(37)	(98)	—

Net sales to unaffiliated customers	$82,501	$3,534	$9,015	$—	$95,050

Segment income before income taxes	$6,402	$(109)	$955		$7,248

Corporate expenses, net					(2,978)

Income before income taxes					$4,270

	Three Months Ended January 31, 2005
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales	$80,143	$6,251	$6,041	$54	$92,381
Transfers between technology segments	(26)	—	(28)	(54)	—

Net sales to unaffiliated customers	$80,117	$6,251	$6,013	$—	$92,381

Segment income before income taxes	$9,583	$1,013	$814		$11,410

Corporate expenses, net					(4,555)

Income before income taxes					$6,855

	Nine Months Ended January 31, 2006
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales	$266,263	$13,378	$25,991	$314	$305,318
Transfers between technology segments	(170)	—	(144)	(314)	—

Net sales to unaffiliated customers	$266,093	$13,378	$25,847	$—	$305,318

Segment income before income taxes	$25,920	$1,069	$1,922		$28,911

Corporate expenses, net					(10,007)

Income before income taxes					$18,904

	Nine Months Ended January 31, 2005
	Electronic	Optical	Other	Eliminations	Consolidated

Net sales	$244,110	$15,693	$17,522	$180	$277,145
Transfers between technology segments	(61)	(8)	(111)	(180)	—

Net sales to unaffiliated customers	$244,049	$15,685	$17,411	$—	$277,145

Segment income before income taxes	$31,079	$1,503	$2,233		$34,815

Corporate expenses, net					(11,859)

Income before income taxes					$22,956

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollars amounts in thousands, except per share data)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement
     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. The Company’s results will be subject to many of the same risks that apply to the automotive, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include Delphi Corporation’s bankruptcy petition; other significant customer bankruptcy filings; restructuring, operational improvement and cost reduction programs currently under review by Methode; the current macroeconomic environment, including higher petroleum and copper prices effecting material and components used by Methode; potential manufacturing plant shut-downs by automotive customers, potential strikes at automotive customers; and significant fluctuations in the demand for certain automobile models. In addition, market growth; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission, impact our business. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
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
     Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:
•	continued customer migration to low-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers

•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded directly by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers;

•	rising raw material costs; and

•	rising interest rates.
     In response to pricing pressures, we continue to transition to lean manufacturing processes and invest in, and implement techniques, such as flexible automated manufacturing cells, to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, and have identified certain automotive lines to be transferred from the U.S. to low cost countries. Our transition to lean manufacturing has helped us obtain our first contract with American Honda Motor Co., Inc. to supply components, which we began manufacturing in fiscal 2006.
     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we transferred production from our Singapore facility to our Shanghai, China plant in fiscal 2005. We have added another facility in Shanghai to manufacture bus bar products, which will begin shipping in the forth quarter of fiscal 2006.
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
     In June 2005, we entered a license agreement with Immersion Technologies to license a broad range of Immersion’s TouchSense® technology. During the same month, we entered an agreement to license organic light-emitting diode technology. Our global engineering teams are working to use these technologies to develop Methode rotary control, joystick, touch-screen, and touch-surface products with programmable touch feedback, known as “haptics". These products will provide a broad spectrum of touch sensations to help inform the user, reduce distraction in the automobile, and improve the precision and speed of control in a variety of applications.
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

Results of Operations
     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.1	0.4	0.2	0.4

	100.1	100.4	100.2	100.4
Costs and expenses:
Cost of products sold	81.6	77.8	80.4	78.4
Selling and administrative expenses	13.9	15.3	14.0	13.8

Income From Operations	4.6	7.3	5.8	8.2
Interest income, net	0.7	0.4	0.6	0.2
Other, net	(0.8)	(0.3)	(0.2)	(0.1)

Income Before Income Taxes	4.5	7.4	6.2	8.3
Income taxes	1.5	2.3	2.0	2.6

Net Income	3.0%	5.1%	4.2%	5.7%

     Net sales. Third quarter consolidated net sales increased 2.9% to $95.1 million in fiscal 2006 from $92.4 million in fiscal 2005. Consolidated net sales for the nine-month period ended January 31,2006 increased 10.2% to $305.3 million from $277.1 million for the comparable period last year. Customer paid tooling sales were $2.9 million and $8.8 million for the three-month and nine-month periods ended January 31, 2006 compared with $2.0 million and $3.9 million in the three-month and nine-month periods of fiscal 2005. Translation of foreign subsidiary net sales using a stronger US dollar in fiscal 2006 lowered reported net sales by $1.3 million in the third quarter of fiscal 2006, or 1.4% and $1.4 million, or 0.5% for the nine months ended January 31, 2006.
     Electronic segment net sales represented 86.8% and 87.2% of consolidated net sales for the quarter and nine months ended January 31, 2006 compared with 86.7% and 88.1% for the comparable periods last year. Net sales of the Electronic segment increased 3.0% to $82.5 million in the third quarter of fiscal 2006 from $80.1 million in fiscal 2005. Electronic segment net sales for the nine months ended January 31, 2006 increased 9.0% to $266.1 million from $244.0 million for the same period last year. Translation of foreign sales using a stronger US dollar lowered Electronic segment sales by $1.3 million for the third quarter and $1.5 million for the nine-month period in fiscal 2006. Product net sales to the automotive industry, which represented 87.0% of the Electronic segment product net sales in the third quarter and 86.8% for the nine months ended January 31, 2006, up from 86.2% and 86.1% in the comparable periods last year, increased 2.9% for the quarter and 8.0% for the nine months ended January 31, 2006 compared with the comparable periods last year. The increase is due to strong sales growth of sensor pads for a passive occupant detection system as 100 percent compliance with the federally mandated passenger occupant detection system became effective for 2006 model year vehicles, and increased automotive switch sales in Europe. Net sales for the balance of the Electronic segment were down 4.6% for the quarter and increased 2.1% for the nine months ended January 31, 2006. The decrease in the quarter was primarily due to the suspension of shipments of our small form-factor pluggable (SFP) transceiver product to a large customer for a design change, which was completed, and shipments resumed, at the end of January. The increase for the nine-month period was primarily due to strong sales of our wide area network PC cards to the mobile phone service providers.
     Optical segment net sales represented 3.7% and 4.4% of consolidated net sales for the quarter and nine months ended January 31, 2006 compared with 6.8% and 5.7% for the comparable periods last year. Net sales of the Optical segment for the third quarter of fiscal 2006 decreased 43.5% to $3.5 million from $6.3 million a year ago. Net sales for the nine-month period ended January 31, 2006 decreased

14.7% over the same period a year ago to $13.4 million from $15.7 million. Sales of custom installations of fiber optic cable assemblies to data centers are project based and subject to large quarter to quarter swings in activity, and the third quarter of 2006 was absent large installation projects. In addition, fiscal 2005 included sales of $0.4 million in the quarter and $2.0 million in the nine months ended January 31, 2005 related to a one-time infrastructure project by our Czech Republic operation.
     Net sales of the Other segment increased 49.9% to $9.0 million in the third quarter of fiscal 2006 from $6.0 million in fiscal 2005. Other segment net sales for the nine-month period increased 48.5% to $25.8 million from $17.4 million last year. The acquisition of our high-current, flexible-cabling systems business in the fourth quarter of fiscal 2005 was the largest contributor to this increase, and sales of both our power distribution products and independent testing laboratories had double-digit growth for the quarter and nine-month period. This acquisition accounted for 32.6% of the 49.9% increase for the quarter and 31.4% of the 48.5% increase for the nine-month period ended January 31, 2006.
     Other income. Other income consisted primarily of engineering design fees and earnings from our automotive joint venture. The decrease in other income for the nine-month period was primarily due to decreased design fees at our European automotive business. Earnings from our automotive joint venture are also declining as the operation winds down towards its scheduled end-of-life in fiscal 2007.
     Cost of products sold. Cost of products sold, as a percentage of net sales, was 81.6% in the third quarter and 80.4% in the nine-month period of fiscal 2006 compared with 77.8% and 78.5% for the third quarter and the nine-month period of fiscal 2005.
     Gross margins on product sales of the Electronic segment decreased to 17.7% and 19.2% in the third quarter and nine-month period of fiscal 2006 from 21.0% and 20.6% for the comparable periods last year. Margins were negatively impacted by price reductions on our legacy automotive products and increases in the price of our raw materials. Production inefficiencies and new product launch issues experienced ramping up production at our Scotland and Shanghai manufacturing facilities, and the interruption of shipments of our SFP transceiver product discussed earlier also contributed to the margin declines.
     Gross margins of the Optical segment decreased to 30.6% in the third quarter of fiscal 2006 from 35.6% in the third quarter last year, but increased to 34.6 in the nine-month period ended January 31, 2006 from 32.2% in the nine-month period in fiscal 2005. The reduced sales at our custom fiber optic cable installation business were the major cause of the margin decline for the quarter. Price reductions negotiated with suppliers by this business unit and the introduction of new coupler, attenuator, data network, and test equipment products at our European optical business unit helped boost margins for the nine-month period.
     Gross margins of the Other segment declined to 20.9% in the third quarter of fiscal 2006 from 25.7% in the prior year third quarter. For the nine months ended January 31, 2006, gross margins declined to 18.6% from 24.6% in the prior year nine-month period. The margin decline was due to costs associated with the integration of the Cableco acquisition and the transfer of its manufacturing to our facility in Mexico, and start-up costs associated with establishing bus bar manufacturing in Shanghai.
     Selling and administrative expenses. Selling and administrative expenses as a percentage of net sales were 13.9% and 14.0% for the quarter and nine-month period in fiscal 2006 compared to 15.3% and 13.8% for the comparable periods of fiscal 2005. The third quarter of fiscal 2006 included $0.9 million of additional amortization of intangibles and stock-based compensation expense, which was offset by a $0.8 million reduction of third-party Sarbanes-Oxley compliance costs as compared to last year. The nine-month period of fiscal 2006 includes a $3.2 million bad debt provision for receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S. subsidiaries.
     Interest income, net. Interest income, net of interest expense increased in the third quarter and nine-month period of fiscal 2006 compared with fiscal 2005 due to higher interest rates on short-term cash investments.

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
     Income taxes. The effective income tax rate was 34.2% in the third quarter and 32.5% in the nine-month period of fiscal 2006 compared with 31.4% in the third quarter and 31.1% in the nine-month period of fiscal 2005. The effective rate increased in 2006 primarily due to the change in mix of domestic and foreign taxable income, and losses incurred in the UK and China for which no tax benefit could be recognized. The tax provision in 2006 included a credit for reduction of the income tax contingency reserve due to elimination of tax contingencies associated with tax years for which the statute of limitation expired in the third quarter. The impact of the income tax contingency reserve adjustment reduced the effective income tax rate for the quarter and the nine-month period by 17.6 percentage points and 4.0 percentage points, respectively. The effective rates for both fiscal 2006 and 2005 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
Liquidity and Capital Resources
     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Cash and cash equivalents totaled $79.4 million at January 31, 2006, of which $47.5 million was held in foreign accounts. Income taxes would be payable if the cash held in foreign accounts were repatriated (see Note 4 to the Condensed Consolidated Financial Statements). We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations.
     We have an agreement with our primary bank for a committed $75 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At January 31, 2006, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     Net cash provided by operations was $21.7 million and $35.2 million in the first nine months of fiscal 2006 and 2005, respectively. The primary factor in the Company’s ability to generate cash from operations is its net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, provision for loss on accounts receivable from Delphi, and amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional offsets to cash flows from operations are working capital requirements that continue to be a use of cash from operations, primarily due to increased inventories of customer tooling in process and a build-up of plastic resin inventories acquired in anticipation of a supply interruption resulting from the 2005 hurricanes in the Gulf Coast region.
     Net cash used in investing activities during the first nine months was $21.0 million for fiscal 2006 compared to $18.3 million in fiscal 2005. Purchases of plant and equipment were $14.7 million and $15.7 million in fiscal 2006 and 2005, respectively. Fiscal 2006 included $1.7 million of proceeds from the sale of our building in Singapore, which was sold after the transfer of manufacturing operations to Shanghai. Cash used in investing activities included contingent payments related to the acquisition of AST of $4.6 million in fiscal 2006 and $2.7 million in fiscal 2005. The final $2.7 million of contingent cash consideration for this acquisition is included in other current liabilities in the January 31, 2006 balance sheet and will be paid in June of 2006. Cash used in investing activities in fiscal 2006 also included $2.4 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies.

     Net cash used in financing activities during the first nine months was $6.7 million in fiscal 2006 compared with a source of cash of $0.4 million in fiscal 2005. In the nine-month periods, we paid cash dividends of $5.6 million in fiscal 2006 and $5.4 million in 2005 and received proceeds from the exercise of stock options of $0.6 million in fiscal 2006 and $5.8 million in fiscal 2005. Fiscal 2006 also includes the repurchase of 134,807 shares of the Company’s common stock from the former owners of Cableco Technologies in accordance with the terms of the earn-out provision of the Cableco purchase agreement.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.2 million and $0.1 million at January 31, 2006 and April 30, 2005, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view our investments in foreign subsidiaries with functional currencies other than the U.S. dollar as long-term. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $12.0 million at January 31, 2006 and $11.6 million April 30, 2005.
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
There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     c) Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
November 1, 2005 through November 30, 2005	84,933	$11.79	—	—
December 1, 2005 through December 31, 2005	—	—	—	—
January 1, 2006 through January 31, 2006	—	—	—	—

	84,933	$11.79	—	—

(1) The amount represents the repurchase of 84,818 shares of the Company’s common stock from the sellers of Cableco Technologies in accordance with the terms of the earn-out provision, and 115 shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.
(2) The Company currently has no plan or program to repurchase its equity securities.
ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement (4)

10.23	2005 Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (5)

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q filed December 8, 2005, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.

10.24	2005 Form of Methode Electronics, Inc. Cash Award Agreement (5)

10.25	Amendment to Credit Agreement dated as of January 31, 2006, among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Hereto (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q filed December 8, 2005, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.
By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.19	Methode Electronics, Inc. 2004 Stock Plan (3)

10.20	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.21	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.22	Form of Methode Electronics, Inc. Cash Award Agreement (4)

10.23	2005 Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (5)

10.24	2005 Form of Methode Electronics, Inc. Cash Award Agreement (5)

10.25	Amendment to Credit Agreement dated as of January 31, 2006, among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Hereto (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q filed December 8, 2005, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.