Form 10-K
period 2006-04-30
METHODE ELECTRONICS INC
filed 2006-07-13
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
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
Common Stock ($0.50 par value)
(Title of Class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 31, 2005, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $384.3 million.
     Registrant had 37,301,625 shares of Common Stock, $0.50 par value outstanding as of July 5, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the annual shareholders meeting to be held September 14, 2006 are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.
FORM 10-K
April 30, 2006

PART I
Item 1. Business
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. In fiscal 2004, we eliminated our dual-class stock structure in a merger by paying cash for our Class B common stock and issuing new shares of common stock in exchange for our Class A common stock. As used herein, “we”, “us”, “our”, the “Company” or “Methode” shall mean Methode Electronics, Inc. and its subsidiaries.
     We manufacture component devices worldwide for Original Equipment Manufacturers (“OEMs”) of automobiles, information processing and networking equipment, voice and data communication systems, consumer electronics, aerospace vehicles and industrial equipment. Our products employ electronic and optical technologies to control and convey signals through sensors, interconnections and controls.
     Segments. Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other, effective with the fiscal 2006 year end. Previously, the Company reported three operating segments — Electronic, Optical and Other
     Our Automotive segment supplies electronic and electromechanical devices and related products to automobile OEMs, either directly or through their Tier 1 suppliers, including control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.
     Our Interconnect segment provides a variety of copper and fiber optic interconnect solutions for the computer, telecommunications, medical and aerospace industries. Products include wire-to-board solutions, board-to-board solutions, memory cards, wireless assemblies, cable assemblies, terminal blocks and strips, power cordsets, inlet/outlet connectors and conductive polymer and thick film inks. Our design and manufacturing capabilities allow us to make modifications to standard products or develop complete custom solutions to satisfy a particular customer’s needs, including sub-assemblies and sub-system components that incorporate our interconnect solutions along with our power distribution systems, described below.
     In our Power Distribution segment, we manufacture current-carrying bus devices and high current flexible cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor (IGBT) solutions, aerospace and military.
     In our Other segment, we design and manufacture products for sensing dynamic and static torque without contact. We also have independent laboratories that provide services for qualification testing, failure analysis and certification of electronic and optical components.
     Financial results by segment are summarized in Note 13 to the Consolidated Financial Statements.
     Sales. The following tabulation reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	April 30,
	2006	2005	2004
Automotive	74.9%	76.0%	75.4%
Interconnect	16.2	17.5	18.7
Power Distribution	7.3	5.1	4.3
Other	1.6	1.4	1.6
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

Information about our sales and operations in different geographic regions is summarized in Note 13 to the Consolidated Financial Statements. Sales are made primarily to OEMs, either directly or through their Tier 1 suppliers.
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
     Seasonality. A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers. The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns. Any significant reduction in vehicle production by our customers would have a material adverse effect on our business. Our business is moderately seasonal as our North American automotive customers historically halt operations for approximately two weeks in July for model changeovers and one to two weeks during the December holiday period. Accordingly, our first and third fiscal quarter results may reflect this seasonality.
     Material Customers. During the year ended April 30, 2006, shipments to Ford Motor Company, Daimler Chrysler AG (either directly or through their Tier 1 suppliers) and Delphi Corporation, each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 64.7% of consolidated net sales. Such shipments included a wide variety of our automotive component products.
     Backlog. Our backlog of orders was approximately $93 million at April 30, 2006, and $83.0 million at April 30, 2005. It is expected that most of the total backlog at April 30, 2006 will be shipped within the current fiscal year.
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
     Research and Development. We maintain a Research and Development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing products. Senior management of the Company also participates directly in the program. Expenditures for such activities amounted to $21.1 million, $20.6 million and $19.4 million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively.
     Environmental Quality. Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position. Currently we do not have any environmental related lawsuits or material administrative proceedings pending against us. Further information as to environmental matters affecting the Company is presented in Note 8 to the Consolidated Financial Statements.
     Employees. At April 30, 2006 and 2005, we had approximately 3,535 and 3,225 employees, respectively. We also from time to time employ part-time employees and hire independent contractors. Except for our production employees in Malta and Mexico, our employees are not represented by any collective bargaining agreement. We have never experienced a work stoppage and we believe that our employee relations are good.

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
Item 1A. Risk Factors
     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. Our results will be subject to many of the same risks that apply to the automotive, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include the risk factors listed below. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results would be adversely affected.
     During the year ended April 30, 2006, shipments to Ford Motor Company, Daimler Chrysler AG (either directly or through their Tier 1 suppliers) and Delphi Corporation, each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 64.7% of consolidated net sales. The loss of all or a substantial portion of the sales to any of these customers would have a material adverse effect on our sales, margins, profitability and, as a result, our share price. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.
     In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy. Due to the financial stresses within the worldwide automotive industry, certain automakers and Tier 1 customers have already declared bankruptcy or may be considering bankruptcy. On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi) filed Chapter 11 petitions for bankruptcy. As of the filing date, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables impaired by the bankruptcy filing. If more of our larger customers declare bankruptcy, it could adversely impact the collectability of our accounts receivable, bad debt expense and net income.
Because we derive a substantial portion of our revenues from customers in the automotive, computer and communications industries, we are susceptible to trends and factors affecting those industries.
     Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.
Because we derive approximately 75% of our revenues from the automotive industry, any downturns or challenges faced by this industry may have an adverse effect on our business, financial condition and operating results.
     Approximately 75% of our net sales are to customers within the automotive industry. Supplying products to the automotive industry involves increasing financial and production stresses due to continuing pricing pressures by automobile manufacturers; market share gains of North American subsidiaries of foreign-based automobile manufacturers; overcapacity; supplier bankruptcies; more automotive supplier-funded design, engineering and tooling costs previously funded directly by automobile manufacturers; continued customer migration to low-cost Eastern European and Asian suppliers; and commodity material cost increases. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by an unrelated supplier due to bankruptcy, work stoppages, strikes, etc. could disrupt our shipments to one or more automaker customers, which could adversely affect our sales, margins, profitability and, as a result, our share price. Automakers are experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for us to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.
We are subject to intense pricing pressures in the automotive industry.
     We supply products to automobile OEMs, either directly or through their Tier 1 suppliers. The OEM supply industry has undergone a significant consolidation as OEMs have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. As a result of the cost focus of these major customers, we have been, and expect to continue to be, required to reduce prices. Because of these competitive pressures, we cannot assure you that we will be able to increase or maintain gross margins on product sales to OEMs.
     In addition to price reductions over the life of our long-term agreements, we continue to experience pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, discontinuing certain features from vehicles, and warranty cost-sharing programs, any of which could adversely impact our sales growth, margins, profitability and, as a result, our share price.
Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.
     The markets in which we operate are highly competitive and characterized by rapid changes due to technological improvements and developments. We compete with a large number of other manufacturers in each of our product areas; many of these competitors have greater resources and sales. Price, service and product performance are significant elements of competition in the sale of our products. We may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with significant offshore facilities located where labor and other costs are lower. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and operating results.
Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.
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
If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.
     We have numerous United States and foreign patents and license agreements covering certain of our products and manufacturing processes, several of which are considered material to our business. Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued. The loss of any significant combination of patents and trade secrets could adversely affect our sales, margins, profitability and, as a result, share price.
     We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. These claims and any resulting lawsuit could subject us to liability for damages and invalidate our intellectual property rights. If an infringement claim is successfully asserted by a holder of intellectual property rights, we may be required to cease marketing or selling certain products, pay a penalty for past infringement and spend significant time and money to develop a non-infringing product or process or to obtain licenses for the technology, process or information from the holder. We may not be successful in the development of a non-infringing alternative, or licenses may not be available on commercially acceptable terms, if at all, in which case we may lose sales and profits. In addition, any litigation could be lengthy and costly and could materially adversely affect us even if we are successful in the litigation.
We may be unable to keep pace with rapid technological changes, which would adversely affect our business.
     The technologies relating to some of our products have undergone, and are continuing to undergo, rapid and significant changes. Specifically, end markets for electronic components and assemblies are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. These changes could render our existing products unmarketable before we can recover any or all of our research, development and other expenses. Furthermore, the life cycles of our products vary, may change and are difficult to estimate. If we are unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and operating results could be materially adversely affected.
Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.
     Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.
We face risks relating to our international operations.
     Because we have international operations, our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may adversely affect us, including: political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; high levels of inflation or deflation; greater difficulty in collecting our accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.
We may acquire businesses or divest of various business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.
     We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer growth opportunities. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.
     We have in the past, and may in the future, consider divesting certain business operations. Divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of operations in the affected business. Failure to timely complete a divestiture or to consummate a divestiture may negatively affect valuation of the affected business or result in restructuring charges.
We are dependent on the availability and price of raw materials.
     We require substantial amounts of raw materials, including petroleum, copper and precious metals, and all raw materials we require are purchased from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials could materially affect our results of operations and financial condition.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     Methode operates the following manufacturing and other facilities, all of which we believe to be in good condition and are adequate to meet our current and reasonably anticipated needs:

			Approximate
		Owned /	Square
Location	Use	Leased	Footage
Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Carthage, Illinois	Manufacturing	Owned	261,000
Golden, Illinois	Manufacturing	Owned	90,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
McAllen, Texas	Warehousing	Leased	38,000
Monterrey, Mexico	Manufacturing	Leased	36,000
Reynosa, Mexico	Manufacturing	Leased	65,000
Reynosa, Mexico	Manufacturing	Leased	37,000
Mriehel, Malta	Manufacturing	Leased	209,000
Dumbarton, Scotland	Manufacturing	Owned	38,000
Burnley, England	Engineering Design Center	Leased	5,900
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	6,800
Shanghai, China	Manufacturing	Leased	20,000

Interconnect Segment:
Chicago, Illinois	Manufacturing	Owned	38,400
Rolling Meadows, Illinois	Manufacturing	Owned	75,000
Carrolton, Texas	Manufacturing	Leased	45,000
Shanghai, China	Manufacturing	Leased	49,000
Singapore	Sales and Administration	Leased	3,000
Limerick, Ireland	Sales and Distribution	Leased	4,700
Jihlava, Czech Republic	Manufacturing	Owned	36,000

Power Distribution Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
San Jose, California	Prototype and Design Center	Leased	14,500
Reynosa, Mexico	Manufacturing	Leased	27,000
Shanghai, China	Manufacturing	Leased	40,000

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000
Item 3. Legal Proceedings
     As of July 10, 2006, the Company was not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to security holders during the fourth quarter of fiscal 2006.
Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	51	Chief Executive Officer of the Company since May 1, 2004. President and Director of the Company since February 2001. Prior thereto he was Vice President-Interconnect Group since March 2000. Prior thereto he was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	56	Chief Financial Officer of the Company since May 1, 2004. Vice President, Corporate Finance of the Company since April 2001. Prior thereto he was Assistant Vice President-Financial Analysis since December 2000. Prior thereto he was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.

Thomas D. Reynolds	43	Vice President and General Manager, North American Automotive Operations of the Company since October 2001. Prior thereto he was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Joseph K. Sheehan *	58	Vice President of European Operations of the Company since January 2004. Prior thereto he was Vice President of Methode Electronics Ireland, Ltd. since 1997.

Paul E. Whybrow	57	Vice President Interconnect Products of the Company since December 2004. Prior thereto he was with Asian Sourcing LLC as President from March 2001 to December 2004. Prior thereto he was with ViaSystems, Inc. as Vice President from June 2000 to March 2001. Prior thereto he was with Courtesy Corp. as President from July 1999 to June 2000. Prior thereto he was with Berg Electronics as Senior Vice President from 1993 to 1999.

Robert J. Kuehnau	63	Vice President, Treasurer and Controller of the Company since June 1996.
     All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

*	Mr. Sheehan retired as an executive officer effective May 1, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the Nasdaq Global Select Market System under the symbol METH. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

			Dividends
	Sales Price Per Share		Paid
	High	Low	Per Share
Fiscal Year ended April 30, 2006
First Quarter	$13.94	$10.26	$0.05
Second Quarter	13.05	9.61	0.05
Third Quarter	12.20	8.93	0.05
Fourth Quarter	12.72	9.44	0.05
Fiscal Year ended April 30, 2005
First Quarter	$13.26	$10.45	$0.05
Second Quarter	13.85	11.95	0.05
Third Quarter	14.86	11.47	0.05
Fourth Quarter	13.28	10.86	0.05
     On June 22, 2006, the Board declared a dividend of $0.05 per common share, payable on July 31, 2006, to holders of record on July 14, 2006.
     We expect to continue our policy of paying regular quarterly cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.
     As of July 5, 2006, the approximate number of record holders of our common stock was 890.
Equity Compensation Plan Information
     The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of April 30, 2006.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	1,657,699	$10.38	766,846
Equity compensation plans not approved by security holders	—	—	—

Total	1,657,699	$10.38	766,846

Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs

February 1, 2006 through February 28, 2006	—	—	—	—

March 1, 2006 through March 31, 2006	—	—	—	—

April 1, 2006 through April 30, 2006	12,112	9.80	—	—

	12,112	$9.80	—	—

(1)	The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	The Company currently has no plan or program to repurchase its equity securities.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2006, 2005 and 2004, and the consolidated balance sheet data as of April 30, 2006 and 2005, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended April 30, 2003 and 2002, and the consolidated balance sheet data as of April 30, 2004, 2003 and 2002, are derived from audited consolidated financial statements not included in this report.

	Year Ended April 30,
	2006		2005		2004		2003	2002
	(In Thousands, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$421,615		$392,725		$358,867		$363,057	$319,660
Income before income taxes	32,369	(1)	38,447	(2)	28,506	(3)	31,957	2,605	(4)
Income taxes (credit)	15,320	(1)	12,914		8,825		10,085	(1,200	) (4)
Net income	17,049	(1)	25,533	(2)	19,681	(3)	21,872	3,805	(4)
Per Common Share:
Basic and diluted net income	0.47	(1)	0.71	(2)	0.55	(3)	0.60	0.11	(4)
Dividends	0.20		0.20		0.24	(3)	0.20	0.20
Book value	7.82		7.62		7.00		7.04	6.36
Long-term debt	—		—		—		—	—
Retained earnings	215,072		205,488		187,207		201,845	187,210
Fixed assets (net)	90,497		92,640		87,755		82,902	69,988
Total assets	374,583		356,681		314,188		315,474	291,926
Return on average equity	5.9	%(1)	9.6	%(2)	7.8	%(3)	9.0%	1.7	%(4)
Pre-tax income as a percentage of sales	7.7	%(1)	9.8	%(2)	7.9	%(3)	8.8%	0.8	%(4)
Net income as a percentage of sales	4.0	%(1)	6.5	%(2)	5.5	%(3)	6.0%	1.2	%(4)

(1)	Fiscal 2006 results include $4.5 million of income tax related to the repatriation of $38.1 million of foreign earnings for which income taxes were not previously provided, and an after-tax charge of $1.5 million related to receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi Corporation.

(2)	Fiscal 2005 results include $1.0 million of tax-free income from life insurance proceeds.

(3)	Fiscal 2004 results include a $2.6 million net charge for the purchase and retirement of all of the Company’s Class B common stock and a $1.4 million net charge for plant closings. Fiscal 2004 dividends include a special dividend of $0.04 per share paid in connection with the settlement of litigation (see Note 10 to the Consolidated Financial Statements).

(4)	Fiscal year 2002 includes goodwill amortization of $1.0 million. Goodwill amortization was discontinued in fiscal 2003 due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. Fiscal year 2002 earnings reflect a $15.8 million restructuring charge ($13.3 million after tax) and a foreign investment tax credit of $3.7 million.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, and China. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other. For more information regarding the business and products of these segments, see “Item 1. Business.”

     Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:
•	continued customer migration to low-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	rising raw material costs;

•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded directly by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers; and

•	rising interest rates.
     In response to pricing pressures, we continue to transition to lean manufacturing processes and invest in, and implement techniques, such as flexible automated manufacturing cells, to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, and have transferred several automotive lines and identified additional lines to be transferred from the U.S. to low cost countries. Our transition to lean manufacturing has helped us obtain our first contract with American Honda Motor Co., Inc. to supply components, which we began manufacturing in fiscal 2006.
     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we transferred production from our Singapore facility to our Shanghai, China plant in fiscal 2005. We have added another facility in Shanghai to manufacture bus bar products, which began shipping in the fourth quarter of fiscal 2006.
     On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi) filed Chapter 11 petitions for bankruptcy. As of the bankruptcy filing date, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables deemed uncollectible as a result of the bankruptcy filing. In May 2006, we sold $4.6 million of our claims against Delphi for their adjusted value. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired.
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
     In March 2005, we acquired the assets of Cableco Technologies Corporation (Cableco), a designer and manufacturer of high-current, flexible-cabling systems for electronic and electrical applications. The acquisition enhances our existing power distribution business, by bringing a complementary product portfolio and diverse customer base within the computer, telecommunication, medical and military markets and enables us to provide a more complete product offering to our customers. We have transferred the majority of Cableco’s manufacturing operations to our facility in Reynosa, Mexico.
     On January 8, 2004, in order to eliminate our dual-class stock structure, we completed a merger whereby all of our outstanding Class B common stock was converted into the right to receive $23.55 per share in cash and each share of our Class A common stock was converted into one share of new common stock (see Notes 4 and 10 to the Consolidated Financial Statements).

Business Outlook
     Sales in fiscal 2007 are expected to increase modestly compared to fiscal 2006. We anticipate continued growth in power distribution products with additional increases coming from Asia as well as the joint marketing capability gained from the Cableco acquisition. Sales of automotive products at our Shanghai, China facility are expected to increase dramatically from start-up volumes in 2006, and we also anticipate increased sales of automotive switches at our Malta operation. These increases will be significantly offset by negotiated price reductions and forecasted lower sales from Methode’s traditional North American automotive OEMs along with the Company’s continued transition away from less profitable programs. Sales of sensor pads for passive occupant-detection systems are expected to level off, as the federal requirement to provide passive occupant detection for front passenger airbag deployment on all vehicles became fully effective for the 2006 model year and beyond. In fiscal 2007, Methode will incur increased expense for the amortization of stock-based compensation awards.
     In response to competitive pressures from manufacturers in low-cost countries, and as part of our continuing focus to improve costs and worldwide efficiencies, we expect to reorganize portions of our business in the 2007 fiscal year. Such reorganization may include plant closings and involuntary employee terminations and could result in charges to earnings ranging from $0.06 to $0.08 per share. The majority of the charges would be classified in cost of sales in the consolidated statement of income and will not require material outlays of cash.
     Actual results and outcomes may differ materially from what is expressed or forecasted. See “Item 1A — Risk Factors” herein.
Operating Segments
     The Company previously reported three operating segments — Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in four operating segments — Automotive, Interconnect, Power Distribution and Other — commencing with the financial statements for the fiscal year ended April 30, 2006. The Company’s segment disclosure included in Note 13, Segment Information reflects the revised reportable segments for all periods presented. In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the revised reportable segments for all periods presented. Further information on Methode’s operating segments is contained in Note 13, Segment Information, to the Consolidated Financial Statements.
Results of Operations
     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Year Ended April 30,
	2006	2005	2004

Income:
Net sales	100.0%	100.0%	100.0%
Other	0.2	0.4	0.6

	100.2	100.4	100.6

Costs and expenses:
Cost of products sold	79.8	78.1	80.2
Selling and administrative expenses	11.9	11.9	11.2
Amortization of intangibles	1.3	1.1	1.1

Income From Operations	7.2	9.3	8.1
Interest income, net	0.5	0.3	0.1
Other, net	(0.1)	0.2	(0.3)

Income Before Income Taxes	7.6	9.8	7.9
Income taxes	3.6	3.3	2.4

Net Income	4.0%	6.5%	5.5%

Fiscal Years Ended April 30, 2006 and 2005
     Net Sales. Consolidated net sales increased 7.4% to $421.6 million in fiscal 2006 from $392.7 million in fiscal 2005. Customer paid tooling sales were $10.8 million in fiscal 2006 compared with $17.2 million in fiscal 2005, accounting for a 2.0% decrease in consolidated net sales year over year. Translation of foreign subsidiary net sales using a stronger U.S. dollar in fiscal 2006 lowered reported consolidated net sales by $2.9 million in fiscal 2006, or 0.7%.
     Automotive segment net sales represented 74.9% of consolidated net sales in fiscal 2006 compared with 76.0% in fiscal 2005. Net sales of the Automotive segment increased 5.8% to $315.7 million in fiscal 2006 from $298.4 million in fiscal 2005. The increase is due to strong sales growth of sensor pads for a passive occupant detection system (PODS) as 100 percent compliance with the federally mandated passenger occupant detection system became effective for 2006 model year vehicles, and increased automotive switch sales in Europe. Net sales of other products to North American automotive customers declined, the result of price reductions given to automakers on legacy products. The decrease of customer paid tooling sales in 2006 accounted for a decrease in Automotive segment net sales of 2.6% and the impact of foreign currency translation decreased net sales by 1.0%.
     Interconnect segment net sales represented 16.2% of consolidated net sales in fiscal 2006 compared with 17.5% in fiscal 2005. Net sales decreased 0.8% to $68.2 million in fiscal 2006 from $68.8 million in fiscal 2005. Sales of our wide area network PC cards to mobile phone service providers had significant gains in 2006 and sales of our copper transceiver, which enables high-speed 1-Gigabit data transfers over existing copper infrastructure, had modest sales gains over 2005. The balance of the Interconnect segment experienced sales declines, largely due to competitive pressures from low-cost Eastern European and Asian manufacturers. Fiscal 2005 benefited by sales of $2.0 million related to a one-time project by our Czech Republic fiber optic operation.
     Power Distribution segment net sales represented 7.3% of consolidated net sales in fiscal 2006 compared with 5.1% in fiscal 2005. Net sales increased 54.1% to $30.9 million in fiscal 2006 from $20.0 million in fiscal 2005. The acquisition of our high-current, flexible-cabling systems business in the fourth quarter of fiscal 2005 was the largest contributor to this increase, accounting for increased sales of 31.0% (see Note 3 to the Consolidated Financial Statements). Our power bus facility in Shanghai began operations in fiscal 2006, and shipments from this facility accounted for increased sales of 2.2%. The balance of the sales increase in this segment was due to increased demand for our bus bar products for computer peripheral and locomotive applications.
     Other segment net sales represented 1.6% of consolidated net sales in fiscal 2006 compared with 1.4% in the previous fiscal year. Net sales of the Other segment increased 24.1% to $6.8 million in fiscal 2006 from $5.5 million in fiscal 2005. Sales increases experienced by our test laboratories in 2006 were primarily the result of an increased market demand for testing services, enhanced by the expansion of our service offerings to include X-ray analysis and water testing.
     Other Income. Other income consisted primarily of earnings from our automotive joint venture, license fees, royalties, and engineering design fees. The decrease in other income was primarily due to a decrease in design fees earned in fiscal 2006.
     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 79.8% in fiscal 2006 compared with 78.1% in fiscal 2005. The impact of customer paid tooling sales, which are intended to reimburse the Company for the cost of customer owned tooling used by the Company to manufacture product for the customer, increased the cost of sales percentage by 0.4% in fiscal 2006 and 0.7% in 2005.
     Gross margins on product sales of the Automotive segment decreased to 19.2% in fiscal 2006 from 22.1% in fiscal 2005. Margins were negatively impacted by price reductions on our legacy automotive products and increases in the price of our raw materials. Production inefficiencies, and new product launch issues experienced at our Scotland and Shanghai manufacturing facilities were major contributors to the margin decline.
     Gross margins on net sales of the Interconnect segment increased to 28.6% in fiscal 2006 from 24.9% in fiscal 2005. Completion of the transfer of our Singapore connector manufacturing operation to Shanghai and benefits from our lean manufacturing initiatives at several of our interconnect manufacturing facilities were primarily responsible for the margin improvement.

     Gross margins of the Power Distribution segment decreased to 17.5% in fiscal 2006 from 24.2% in fiscal 2005. The margin decline was due to costs associated with the integration of the Cableco acquisition and the transfer of its manufacturing to our facility in Mexico, and start-up costs associated with establishing bus bar manufacturing in Shanghai.
     Gross margins of the Other segment increased to 15.6% in fiscal 2006 from 10.3% in fiscal 2005. The test laboratories experienced a margin increase to 35.0% in 2006 from 26.0% in 2005, primarily due to an increase in sales volume. The torque sensing operation has not yet begun to manufacture in significant volumes and experienced negative gross margins in both 2006 and 2005.
     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 11.9% in both fiscal 2006 and fiscal 2005. Fiscal 2006 includes a $2.3 million bad debt provision for receivables deemed to be uncollectible due to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S. subsidiaries. Third-party Sarbanes-Oxley compliance costs were reduced to $1.1 million in fiscal 2006 from $3.4 million in fiscal 2005. Stock-based compensation increased by $0.7 million in fiscal 2006, as we are in the second year using restricted stock awards in place of stock options, for which the Company had not previously recognized compensation expense.
     Amortization of Intangibles. Amortization of intangibles relates to intangible assets acquired by the Company in connection with various business acquisitions (see Note 3 to the Consolidated Financial Statements).
     Interest income, net. Interest income, net of interest expense, increased in fiscal 2006 compared with fiscal 2005 due to higher average investment balances and higher interest rates.
     Other, Net. The balance of other, net consists primarily of currency exchange gains and losses at our foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan, Mexican peso and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, creating exchange rate sensitivities. Currency exchange losses of $0.5 million and $0.4 million were experienced by the Company in fiscal 2006 and 2005, respectively. In fiscal 2005, other, net included $1.0 million of income from life insurance proceeds from policies owned by the Company in connection with an employee deferred compensation plan.
     Income Taxes. The effective income tax rate in fiscal 2006 was 47.3% compared with 33.6% in fiscal 2005. A schedule is included in Note 6, Income Taxes, as part of the Notes to Consolidated Financial Statements, which reconciles the federal statutory income tax rate to our effective rate. In 2006, we repatriated $38.1 million of earnings from two foreign subsidiaries in accordance with the Jobs Creation Act of 2002, and recorded a tax expense of $4.5 million on these repatriated earnings. The tax provision in 2006 included a credit for reduction of the income tax contingency reserve due to elimination of tax contingencies associated with tax years for which the statute of limitations expired in fiscal 2006. In fiscal 2006, the impact of lower tax rates on income from our foreign operations was offset by foreign losses for which no tax benefits could be recognized. The effective tax rates for both fiscal 2006 and 2005 reflect the utilization of foreign tax credits.
Fiscal Years Ended April 30, 2005 and 2004
     Net Sales. Consolidated net sales increased 9.4% to $392.7 million in fiscal 2005 from $358.9 million in fiscal 2004. Customer paid tooling sales were $17.2 million in fiscal 2005 compared with $12.1 million in fiscal 2004, accounting for a 1.1% increase in consolidated net sales year over year. Translation of foreign subsidiary net sales using a weaker U.S. dollar in fiscal 2005 increased reported consolidated net sales by $3.2 million in fiscal 2005, or 0.9%.
     Automotive segment net sales represented 76.0% of consolidated net sales in fiscal 2005 compared with 75.4% in fiscal 2004. Net sales of the Automotive segment increased 10.3% to $298.4 million in fiscal 2005 from $270.6 million in fiscal 2004. The increase of customer paid tooling sales accounted for an increase in net sales of 1.3% and the impact of foreign currency translation increased net sales by 1.0%. The balance of the increase is primarily due to strong sales growth of sensor pads for passenger occupancy detection systems (PODS) as automakers ramp up to meet increasing Federal safety requirements, and increased automotive switch sales in Europe. Net sales of other products to North American automotive customers declined, the result of price reductions given to automakers on legacy products and lower vehicle build in fiscal 2005.

     Interconnect segment net sales represented 17.5% of consolidated net sales in fiscal 2005 compared with 18.7% in fiscal 2004. Net sales increased 2.8% to $68.8 million in fiscal 2005 from $66.9 million in fiscal 2004. The net effect of the increase in customer paid tooling and foreign currency translation increased our net sales for this segment by 1.5%. We had strong sales increases of our copper transceiver, which enables high-speed 1-Gigabit data transfers over existing copper infrastructure. Net sales also increased significantly at our domestic subsidiary that provides custom installation of fiber optic cable assemblies primarily to data centers. The sales increase at this business unit was attributable to general market improvement. Lost sales due to the closing of our fiber optic operation in the United Kingdom at the end of fiscal 2004 were largely offset by sales of $2.0 million related to a one-time project by our Czech Republic fiber optic operation in fiscal 2005. The balance of the Interconnect segment experienced sales declines or only modest sales gains in fiscal 2005, largely due to competitive pressures from low-cost Eastern European and Asian manufacturers. The closing of our manufacturing operation in Ireland in the third quarter of fiscal 2004 had a negative impact on year over year net sales comparisons (see Note 2 to the Consolidated Financial Statements).
     Power Distribution segment net sales represented 5.1% of consolidated net sales in fiscal 2005 compared with 4.3% in fiscal 2004. Net sales increased 28.9% to $20.0 million in fiscal 2005 from $15.6 million in fiscal 2004. The sales increase in this segment was due to new bus bar product shipments and an expanded customer base for these products. Net sales of Cableco, which we acquired in March 2005, contributed 8.2% of the sales increase for the segment (see Note 3 to the Consolidated Financial Statements).
     Other segment net sales represented 1.4% of consolidated net sales in fiscal 2005 compared with 1.6% in fiscal 2004. Net sales of the Other segment decreased 6.7% to $5.5 million in fiscal 2005 from $5.8 million in fiscal 2004. Sales declines experienced by our test laboratories in 2005 were primarily the result of a general market slowdown for testing services.
     Other Income. Other income consisted primarily of earnings from our automotive joint venture, license fees, royalties, and engineering design fees. The decrease in other income was primarily due to a decrease in design fees earned in fiscal 2005. Earnings from our automotive joint venture are also declining as the operation winds down towards its scheduled end-of-life.
     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 78.1% in fiscal 2005 compared with 80.2% in fiscal 2004. The impact of customer paid tooling sales, which are intended to reimburse the Company for the cost of customer owned tooling used by the Company to manufacture product for the customer, increased the cost of sales percentage by 0.7% in fiscal 2005 and 0.6% in 2004.
     Gross margins on product sales of the Automotive segment increased to 22.1% in fiscal 2005 from 21.0% in fiscal 2004. Strong sales gains of PODS sensor pads and automotive switch sales in Europe contributed to the margin gain during fiscal 2005. Benefits from our lean manufacturing initiatives helped to reduce the negative margin impact of production volume declines and price reductions on sales to our traditional North American automotive customers in fiscal 2005. Fiscal 2004 gross margins were unfavorably impacted by a disruption in production at our Scotland automotive plant due to a fire, and costs due to challenges in launching several new products that helped increase that facility’s sales by 124.7% in fiscal 2005.
     Gross margins on net sales of the Interconnect segment increased to 24.9% in fiscal 2005 from 17.8% in fiscal 2004. In fiscal 2005, our domestic subsidiary that provides custom installation of fiber optic cable assemblies began outsourcing the manufacturing of cable assemblies. This outsourcing coupled with a 16.0% increase in sales at this business unit contributed significantly to the margin improvement. The closing of the cable assembly operation in Ireland resulted in a $1.0 million charge to cost of sales in 2004 and reduced the gross margin by 1.6% in that year. The divestiture of our fiber optic operation in the UK also contributed to the margin improvement. The UK fiber optic unit’s operations and costs associated with the divestiture reduced margins by 1.8% in fiscal 2004.
     Gross margins of the Power Distribution segment increased to 24.2% in fiscal 2005 from 23.2% in fiscal 2004. The margin improvement on sales of power distribution products was primarily due to increased sales volumes, partially offset by integration costs associated with the acquisition of Cableco.
     Gross margins of the Other segment declined to 10.3% in fiscal 2005 from 15.9% in fiscal 2004. The test laboratories experienced a margin decline to 26.0% in 2005 from 28.9% in 2004, primarily due to a reduction in sales volume. The torque sensing operation has not yet begun to manufacture in significant volumes and experienced negative gross margins in both 2005 and 2004.
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
     Other, Net. In fiscal 2005, other, net included $1.0 million of income from life insurance proceeds from policies owned by the Company in connection with an employee deferred compensation plan. The balance of other, net consisted primarily of currency exchange gains and losses at our foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars, creating exchange rate sensitivities. Currency exchange losses of $0.4 million and $1.1 million were experienced by the Company’s foreign subsidiaries in fiscal 2005 and 2004, respectively, as the result of a weak U.S. dollar.
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
     We have an agreement with our primary bank for a committed $75 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At April 30, 2006, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     Net cash provided by operations was $29.6 million, $45.0 million and $44.1 million in fiscal years 2006, 2005 and 2004, respectively. The primary factor in the Company’s ability to generate cash from operations is its net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, provision for loss on accounts receivable from Delphi, and amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional offsets to cash flows from operations are working capital requirements that continue to be a use of cash from operations. The reduction in cash provided by operations in 2006 was largely due to increased working capital requirements, primarily due to increased accounts receivables at our foreign subsidiaries, which are experiencing increased sales and generally have longer payment terms and inventories of customer tooling in process and a build-up of plastic resin inventories acquired in anticipation of a supply interruption resulting from the 2005 hurricanes in the Gulf Coast region. Operating cash flow is summarized below (in millions):

	Year Ended April 30,
	2006	2005	2004
Net income	$17.0	$25.5	$19.7
Depreciation and amortization	22.9	21.4	20.8
Changes in operating assets and liabilities	(12.3)	(3.3)	2.9
Other non-cash items	2.0	1.4	0.7

Cash flow from operations	$29.6	$45.0	$44.1

     Net cash used in investing activities was $25.8 million for fiscal year 2006, $21.1 million for fiscal year 2005 and $16.9 million for fiscal year 2004. Fiscal 2006 included $1.7 million of proceeds from the sale of our building in Singapore, which was sold after the transfer of manufacturing operations to Shanghai. Cash used in investing activities included contingent payments related to the acquisition of AST of $4.6 million in fiscal 2006. The final $2.7 million of contingent cash consideration for this acquisition is included in other current liabilities in the April 30, 2006 balance sheet and was paid in June of 2006. Cash used in investing activities in fiscal 2006 also included $2.4 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies. Cash used in investing activities in fiscal 2005 included $1.7 million for the acquisition Cableco (see Note 3 to the Consolidated Financial Statements) and a $2.7 million contingent payment related to the acquisition of AST. Cash used in investing activities in fiscal 2004 included $2.1 million for the acquisition of intellectual property related to piezoelectric, capacitive, and torque sensing technologies and a $1.4 million contingent payment related to the acquisition of AST. Net cash used in investing activities in fiscal 2004 was reduced by the collection of a $6.0 million note receivable from a related party (see Note 10 to the Consolidated Financial Statements).
     Net cash used in financing activities was $8.6 million in fiscal year 2006, $0.8 million in fiscal year 2005 and $31.6 million in fiscal year 2004. We paid cash dividends of $7.5 million in fiscal 2006, $7.3 million in fiscal 2005 and $8.6 million in fiscal 2004. Fiscal 2004 dividends included a $1.4 million special dividend paid pursuant to the settlement of litigation relating to the purchase of the Class B shares. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $0.7 million in fiscal 2006, $6.5 million in fiscal 2005 and $2.8 million in fiscal 2004. Fiscal 2006 also includes the repurchase of 134,807 shares of the Company’s common stock from the former owners of Cableco Technologies in accordance with the terms of the earn-out provision of the Cableco purchase agreement. We used $25.8 million in fiscal 2004 to purchase and retire all of our outstanding Class B common stock (see Note 10 to the Consolidated Financial Statements).
Contractual Obligations
     The following table summarizes contractual obligations and commitments, as of April 30, 2006 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$5,212	$1,836	$2,524	$627	$226
Purchase obligations	23,904	23,869	35	—	—
Deferred compensation	4,327	218	3,544	436	128
Other long-term obligations (1)	8,428	4,428	2,750	1,250	—

Total	$41,871	$30,351	$8,853	$2,313	$354

(1)	Estimated contingent payments due in connection with the acquisitions of AST and Cableco, including $2,678 included in other accrued expenses in the consolidated balance sheet at April 30, 2006.
Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements, other than the operating leases and purchase obligations noted in the preceding table.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that the compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the first quarter of fiscal 2007. The adoption of SFAS No. 123R will not have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions, however, we do not believe that it is reasonably likely that changes will occur. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.8 million and $0.1 million at April 30, 2006 and April 30, 2005, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $9.8 million and $11.6 million at April 30, 2006 and April 30, 2005, respectively.
Item 8. Financial Statements and Supplementary Data
     See Item 15 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this annual report on Form 10-K, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2006. Management reviewed the results of its assessment with the Audit Committee.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Methode Electronics, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Methode Electronics, Inc. maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Methode Electronics, Inc. maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Methode Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006 and our report dated July 11, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
July 11, 2006
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding our directors will be included under the caption “Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2006 annual meeting, and is incorporated herein by reference. Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2006 annual meeting and is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information regarding the above will be included under the caption “Executive Compensation” and “Performance Graph” in the definitive proxy statement for our 2006 annual meeting, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding the above will be included under the caption “Security Ownership” and “Executive Compensation” in the definitive proxy statement for our 2006 annual meeting, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information regarding the above, if any, will be included under the caption “Related Party Transactions” in the definitive proxy statement for our 2006 annual meeting, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2006 annual meeting, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The documents included in the following indexes are filed as part of this annual report on Form 10-K.
(1) (2) The response to this portion of Item 15 is included in this report under the caption “Financial Statements” and “Financial Statement Schedules” below, which is incorporated herein by reference.
(a)	(3) See “Index to Exhibits” immediately following the financial statement schedule.

(b)	See “Index to Exhibits” immediately following the financial statement schedule.

(c)	See “Financial Statements” and “Financial Statement Schedules” below.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ DOUGLAS A. KOMAN
Douglas A. Koman
Chief Financial Officer
(Principal Financial Officer)
Dated: July 11, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN L. BATTS	Chairman of the Board	July 11, 2006
Warren L. Batts

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	July 11, 2006
Donald W. Duda	(Principal Executive Officer)

/s/ J. EDWARD COLGATE	Director	July 11, 2006
J. Edward Colgate

/s/ DARREN M. DAWSON	Director	July 11, 2006
Darren M. Dawson

/s/ ISABELLE C. GOOSSEN	Director	July 11, 2006
Isabelle C. Goossen

/s/ CHRISTOPHER J. HORNUNG	Director	July 11, 2006
Christopher J. Hornung

/s/ LAWRENCE B. SKATOFF	Director	July 11, 2006
Lawrence B. Skatoff

/s/ PAUL G. SHELTON	Director	July 11, 2006
Paul G. Shelton

/s/ GEORGE S. SPINDLER	Director	July 11, 2006
George S. Spindler

/s/ ROBERT J. KUEHNAU	Vice President, Controller and Treasurer	July 11, 2006
Robert J. Kuehnau	(Principal Accounting Officer)

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
     We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Methode Electronics, Inc.’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
July 11, 2006

F1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,646	$87,142
Accounts receivable, less allowance (2006—$3,752; 2005—$1,655)	74,223	65,699
Inventories:
Finished products	8,859	7,806
Work in process	27,503	26,490
Materials	9,319	7,287

	45,681	41,583
Deferred income taxes	7,207	6,361
Prepaid expenses and other current assets	12,515	4,547

TOTAL CURRENT ASSETS	221,272	205,332

PROPERTY, PLANT AND EQUIPMENT
Land	3,458	3,472
Buildings and building improvements	42,239	46,394
Machinery and equipment	223,491	212,418

	269,188	262,284
Less allowances for depreciation	178,691	169,644

	90,497	92,640

OTHER ASSETS
Goodwill	28,893	24,738
Other intangibles, less accumulated amortization	17,540	20,367
Cash surrender value of life insurance	8,926	8,162
Deferred income taxes	5,820	3,893
Other	1,635	1,549

	62,814	58,709

	$374,583	$356,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$41,581	$32,406
Salaries, wages and payroll taxes	10,097	10,316
Other accrued expenses	12,625	16,253
Income taxes	9,900	6,250

TOTAL CURRENT LIABILITIES	74,203	65,225
OTHER LIABILITIES	4,344	4,441
DEFERRED COMPENSATION	4,327	4,493
SHAREHOLDERS’ EQUITY
Common stock	18,850	18,741
Unearned common stock issuances	(9,132)	(8,601)
Additional paid-in capital	59,411	56,910
Retained earnings	215,072	205,488
Accumulated other comprehensive income	11,039	13,515
Treasury stock	(3,531)	(3,531)

	291,709	282,522

	$374,583	$356,681

See notes to consolidated financial statements.

F2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended April 30,
	2006	2005	2004
INCOME
Net sales	$421,615	$392,725	$358,867
Other	1,074	1,720	2,132

	422,689	394,445	360,999

COSTS AND EXPENSES
Cost of products sold	336,410	306,618	287,800
Selling and administrative expenses	50,179	46,874	40,344
Amortization of intangibles	5,380	4,311	3,913

	391,969	357,803	332,057

INCOME FROM OPERATIONS	30,720	36,642	28,942

Interest income, net	2,106	1,126	553
Other, net	(457)	679	(989)

INCOME BEFORE INCOME TAXES	32,369	38,447	28,506

Income taxes	15,320	12,914	8,825

NET INCOME	$17,049	$25,533	$19,681

Amounts per common share:
Basic and diluted net income	$0.47	$0.71	$0.55

Cash dividends:
Common stock	$0.20	$0.20	$0.14
Common stock, Class A	—	—	0.10
Common stock, Class B	—	—	0.10
See notes to consolidated financial statements.

F3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 30, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)

				Unearned
		Common	Common	Common	Additional		Currency		Total
	Common	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	Shareholders’	Comprehensive
	Stock	Class A	Class B	Issuances	Capital	Earnings	Adjustments	Stock	Equity	Income
Balance at April 30, 2003	$—	$17,767	$549	$—	$36,584	$201,845	$1,795	$(3,535)	$255,005
Exercise of options — 377,166 shares	7	181			2,579				2,767
Tax benefit from stock options					556				556
Repurchase and retirement of common stock, Class B — Note 10			(375)			(16,687)			(17,062)
Merger transaction — Notes 4 and 10	17,948	(17,948)	(174)			(9,059)		4	(9,229)
Foreign currency translation adjustments							5,439		5,439	$5,439
Net income for the year						19,681			19,681	19,681

										$25,120

Cash dividends on common stock						(8,573)			(8,573)

Balance at April 30, 2004	17,955	—	—	—	39,719	187,207	7,234	(3,531)	248,584
Restricted stock issued for business acquisition — 623,526 shares	312			(6,750)	7,040				602
Restricted stock award grants, net of cancellations — 283,880 shares	142			(3,203)	3,061				—
Earned portion of restricted stock awards				1,352					1,352
Exercise of options — 663,971 shares	332				6,130				6,462
Tax benefit from stock options					960				960
Foreign currency translation adjustments							6,281		6,281	$6,281
Net income for the year						25,533			25,533	25,533

										$31,814

Cash dividends on common stock						(7,252)			(7,252)

Balance at April 30, 2005	18,741	—	—	(8,601)	56,910	205,488	13,515	(3,531)	282,522
Release of restriction pursuant to acquisition earn-out — 84,818 shares				1,000					1,000
Purchase and cancellation of shares related to acquisition earn-out — 134,807 shares	(68)				(1,521)				(1,589)
Restricted stock award grants, net of cancellations — 286,344 shares	143			(3,559)	3,416				—
Earned portion of restricted stock awards				2,028					2,028
Vested stock awards withheld for payroll taxes — 18,868 shares	(9)				(185)				(194)
Exercise of options — 86,623 shares	43				646				689
Tax benefit from stock options					145				145
Foreign currency translation adjustments							(2,476)		(2,476)	$(2,476)
Net income for the year						17,049			17,049	17,049

										$14,573

Cash dividends on common stock						(7,465)			(7,465)

Balance at April 30, 2006	$18,850	$—	$—	$(9,132)	$59,411	$215,072	$11,039	$(3,531)	$291,709

See notes to consolidated financial statements.

F4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$17,049	$25,533	$19,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	17,466	17,123	16,867
Amortization of intangibles	5,380	4,311	3,913
Provision for losses on accounts receivables	2,109	213	140
Stock based compensation	2,047	1,365	52
Deferred income taxes (credit)	(2,870)	633	572
Other non-cash items	750	165	—
Income from life insurance proceeds	—	(1,039)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,314)	1,635	(5,920)
Inventories	(4,319)	(10,879)	3,111
Prepaid expenses and other current assets	(7,989)	389	1,241
Accounts payable and accrued expenses	11,339	5,505	4,469

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,648	44,954	44,126

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,654)	(18,982)	(19,304)
Acquisitions of businesses	(5,344)	(4,374)	(3,641)
Acquisition of technology licenses	(2,102)
Proceeds from sale of building	1,712	—	—
Collection of loan to related party	—	—	6,000
Proceeds from life insurance policies	—	2,309	—
Increase in cash value of life insurance policies	(764)	(764)	(800)
Other	(663)	758	891

NET CASH USED IN INVESTING ACTIVITIES	(25,815)	(21,053)	(16,854)

FINANCING ACTIVITIES
Purchase of common stock	(1,783)	—	(25,788)
Proceeds from exercise of stock options	689	6,462	2,767
Cash dividends	(7,465)	(7,252)	(8,573)

NET CASH USED IN FINANCING ACTIVITIES	(8,559)	(790)	(31,594)

Effect of foreign currency exchange rate changes on cash	(770)	2,274	1,818

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,496)	25,385	(2,504)

Cash and cash equivalents at beginning of year	87,142	61,757	64,261

CASH AND CASH EQUIVALENTS AT END OF YEAR	$81,646	$87,142	$61,757

See notes to consolidated financial statements.

F5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
(Dollar amounts in thousands, except share data)
1. Significant Accounting Policies
     Principles of Consolidation. The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. (“the Company”) and its subsidiaries.
     Financial Reporting Periods. The Company maintains its financial records on the basis of a fiscal year ending on the Saturday closest to April 30, with 13-week fiscal quarters. For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The fiscal years 2006, 2005 and 2004 ended on April 29, 2006, April 30, 2005 and May 1, 2004, respectively.
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
     Revenue Recognition. The Company recognizes revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured. Revenue from the Company’s product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is upon shipment. The Company does not have any additional obligations or customer acceptance provisions after shipment of such products. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2006, 2005 and 2004. Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer. Revenue from customer tooling sales is recognized when the tooling is completed, producing production parts to specification, and accepted by the customer.
     Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.
     Foreign Currency Translation. The functional currencies of the majority of the Company’s foreign subsidiaries are the local currencies. Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments from the translation process are classified as a component of shareholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Income in other, net. In fiscal 2006, 2005 and 2004, the Company had foreign exchange losses of $457, $374 and $1,052, respectively.

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
     The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company performed its annual impairment tests of goodwill at April 30, 2006. The impairment tests were performed for four reporting units using discounted future cash flows of the reporting units. The results of the tests did not require any adjustments for impairment.
     Research and Development Costs. Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 30, 2006, 2005 and 2004, amounted to $21,132, $20,574 and $19,413, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
1. Significant Accounting Policies (Continued)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock-based compensation plans as of April 30:

	Year Ended April 30,
	2006	2005	2004
Net income:
As reported	$17,049	$25,533	$19,681
Add stock-based compensation expense included in earnings, net of tax	1,228	819	52
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,468)	(1,526)	(1,658)

Pro forma	$16,809	$24,826	$18,075

Basic and diluted earnings per share:
As reported	$0.47	$0.71	$0.55
Pro forma	0.46	0.69	0.50
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that the compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the first quarter of fiscal 2007. The Company has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R, and does not expect the adoption of SFAS No. 123R to have a material impact on its consolidated financial statements.

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
     Accrued expenses, primarily severance pay and lease obligations, related to the above Interconnect segment restructurings included in other current liabilities in the Consolidated Balance Sheets were:

	Involuntary	Lease and
	Severance	Other	Total
Balance April 30, 2003	$—	$267	$267
Provision	847	314	1,161
Payments made	(710)	(331)	(1,041)

Balance April 30, 2004	137	250	387
Payments made	(130)	(210)	(340)
Reversal	(7)	(40)	(47)

Balance April 30, 2005	$—	$—	$—

3. Acquisitions, Intangible Assets and Goodwill
Fiscal 2005 Acquisition
     In March 2005, the Company acquired the assets of Cableco Technologies Corporation, a designer and manufacturer of high current flexible cabling systems for electronic and electrical applications, for an initial payment of $2,782, including expenses. The initial payment was paid $1,703 in cash, 49,989 shares of common stock of the Company having a value of $601,and $478 by the assumption of liabilities. If certain operational and financial milestones are met, the Company is required to make contingent payments, payable in stock or cash, depending on certain factors. The Company had originally issued 573,537 shares of restricted common stock in connection with the contingent payments related to this transaction, of which 84,818 shares were issued without restriction in fiscal 2006, and 488,719 shares remain restricted at April 30, 2006. The sellers are entitled to receive dividends and vote these restricted shares.

F9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
3. Acquisitions, Intangible Assets and Goodwill (Continued)
     The tangible assets acquired had a fair value of approximately $1,766. The fair values assigned to intangible assets acquired were $250 for patents, $120 for covenants not to compete, and $646 for goodwill and other intangibles. The intangible assets acquired are being amortized over periods of 4 to 15 years. The accounts and transactions of the acquired business have been included in the Power Distribution segment in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for 2005 and 2004, assuming the purchase occurred at May 1, 2003, would not differ materially from the reported amounts.
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
Intangible Assets
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
     The following tables present details of the Company’s total intangible assets:

	April 30, 2006
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Period (Years)
Customer relationships and agreements	$19,859	$10,753	$9,106	3.5
Patents and technology licenses	11,945	3,776	8,169	10.3
Covenants not to compete	2,230	1,965	265	1.3

	$34,034	$16,494	$17,540

	April 30, 2005
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Period (Years)
Customer relationships and agreements	$19,629	$7,301	$12,328	4.2
Patents and technology licenses	9,632	2,235	7,397	12.2
Covenants not to compete	2,220	1,578	642	1.8

	$31,481	$11,114	$20,367

     The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2007	4,576
2008	3,796
2009	1,929
2010	1,872
2011	1,578

F10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
3. Acquisitions, Intangible Assets and Goodwill (Continued)
     At April 30, 2006, the intangible asset for customer relationships and agreements includes $4,103 of net value assigned to a supply agreement with Delphi Corporation, acquired in the Company’s acquisition of the passenger occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a recently filed bankruptcy petition. The Company continues to supply product to Delphi post-petition pursuant to this supply agreement and has determined that the value of the supply agreement has not been impaired.
Goodwill
     The increase in goodwill in fiscal 2006 primarily represents the accrual of the earned portion of a contingent payment due in connection with the fiscal 2002 acquisition of the PODS business in the Automotive segment of $2,678, and $1,099 of goodwill for a contingent payment and other costs for the Power Distribution segment acquisition of Cableco in fiscal 2005. Additional contingent consideration of up to $5,750 for the Cableco acquisition will be recorded as goodwill if and when payable.
4. Shareholders’ Equity
     Preferred Stock. The Company has 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.
     Common Stock. On January 8, 2004, in order to eliminate its dual-class stock structure, the Company completed a merger whereby all of the outstanding Class B common stock was converted into the right to receive $23.55 per share in cash and each share of Class A common stock was converted into one share of new common stock (see Note 10, Related Party Transactions). At April 30, 2006, 2,424,545 shares of common stock are reserved for future issuance in connection with the Company’s stock plans.
     Common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	April 30,
	2006	2005
Authorized	100,000,000	100,000,000
Issued	37,700,484	37,481,192
In treasury	419,745	419,745
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
     Stock Plans. In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan, in fiscal 2001, the Company adopted the Methode Electronics 2000 Stock Plan, and in fiscal 2005 the Company adopted the Methode Electronics 2004 Stock Plan (“Plans”). The Plans provide the Company a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. As of April 30, 2006, there were no shares of common stock available for grant under the 1997 Plan, 57,721shares available under the 2000 Plan, and 709,125 shares available under the 2004 Plan.
     During fiscal 2006, the Company awarded 291,875 shares of restricted common stock with a weighted-average grant-date fair value of $12.41 per share, to directors and key employees, of which 82,950 vest in three equal annual installments beginning on April 30, 2006 provided the recipient remains a director or employee of the Company. For the remaining 208,925 shares of restricted stock awarded to senior management, 100% vest as of April 30, 2008 if the recipient remains employed with Methode until that date and Methode has met certain financial targets.
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
     In connection with the 368,925 restricted stock awards vesting on April 30, 2007 and 2008, Methode agreed to pay each recipient a cash bonus if Methode meets certain additional financial targets, which shall be measured as of the vesting date. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s restricted stock award described in the paragraph above by the closing price of Methode’s common stock as of the vesting date. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met as of the latest balance sheet date. As of April 30, 2006, the Company was meeting these additional financial targets for only those awards vesting on April 30, 2007 and, accordingly, compensation expense related only to the cash bonus on restricted stock awards vesting April 30, 2007 has been accrued.
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

F12

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
4. Shareholders’ Equity (Continued)
     Stock options granted under the 1997 Plan vested over periods of two weeks to twenty-seven months after the date of the grant and have a term of ten years. Stock options granted under the 2000 Plan through April 30, 2006, vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years.
     The following table summarizes the stock option transactions pursuant to the 1997 and 2000 Stock Plans:

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
April 30, 2003	2,426,020	$9.56	1,533,374	$9.63
Granted	505,300	11.44
Exercised	(377,166)	7.36
Cancelled	(59,724)	13.58

April 30, 2004	2,494,430	10.17	1,654,636	$9.74
Granted	10,000	11.64
Exercised	(663,971)	9.73
Cancelled	(82,200)	11.66

April 30, 2005	1,758,259	10.28	1,331,709	$10.02
Exercised	(86,623)	7.97
Cancelled	(13,937)	12.51

April 30, 2006	1,657,699	10.38	1,463,623	$10.28

				Exercisable Options
Options Outstanding at April 30, 2006				at April 30, 2006
		Avg.
Range of		Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$5.12 — $7.69	314,147	4.2	$6.40	314,147	$6.40
$8.08 — $11.64	953,819	4.9	10.52	759,743	10.36
$12.11 — $17.66	389,733	4.1	13.26	389,733	13.26

	1,657,699	4.6	10.38	1,463,623	10.28

     The weighted-average estimated fair value of options granted during fiscal 2005 and 2004 was $5.34 and $5.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
4. Shareholders’ Equity (Continued)

	2005	2004
Risk free interest rate	3.9%	2.9%
Expected option life in years	6.0	6.0
Expected volatility	52.3%	56.2%
Dividend yield	1.7%	1.8%
5. Employee 401(k) Savings Plan
     The Company has an Employee 401(k) Savings Plan covering substantially all U.S. employees to which the Company makes contributions equal to 3% of eligible compensation. The Company contributions to the Employee 401(k) Savings Plan were $1,876, $1,919 and $1,945 in fiscal 2006, 2005 and 2004, respectively.

F13

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
6. Income Taxes
     Significant components of the Company’s deferred tax assets and liabilities at April 30 were as follows:

	2006	2005
Deferred tax liabilities—
Accelerated tax depreciation	$3,927	$4,885

Deferred tax assets:
Deferred compensation and stock award amortization	2,691	2,252
Inventory valuation differences	2,826	2,360
Property valuation differences	1,031	1,031
Accelerated book amortization	2,461	1,810
Environmental reserves	1,095	1,225
Goodwill impairment	7,202	7,202
Bad debt reserves	1,091	373
Vacation accruals	1,381	1,298
Foreign investment tax credit	15,700	14,817
Foreign net operating loss carryover	5,360	1,733
Other accruals	1,303	1,610

	42,141	35,711
Less valuation allowance	25,187	20,572

Total deferred tax assets	16,954	15,139

Net deferred tax assets	$13,027	$10,254

Balance sheet classification:
Current asset	$7,207	$6,361
Non-current asset	5,820	3,893

	$13,027	$10,254

     The valuation allowance is associated with the deferred tax assets for the basis differences between book and tax that result from the impairment of goodwill that is not deductible until the investment is liquidated and foreign investment tax credits and net operating losses with unlimited carryovers generated in the current and prior years, for which the Company believes utilization is uncertain.
     Income taxes consisted of the following:

	2006	2005	2004
Current
Federal	$15,048	$9,147	$6,300
Foreign	732	1,195	399
State	2,410	1,939	1,554

	18,190	12,281	8,253
Deferred	(2,870)	633	572

	$15,320	$12,914	$8,825

F14

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
     A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	2006		2005		2004
Income tax at statutory rate	$11,329	35.0%	$13,456	35.0%	$9,977	35.0%
Effect of:
State income taxes, net of federal benefit	1,233	3.8	1,617	4.2	1,182	4.1
Repatriation of international earnings	4,513	13.9
Foreign operations with lower statutory rates	(3,339)	(10.3)	(1,836)	(4.8)	(1,949)	(6.8)
Foreign losses with no tax benefit	3,553	11.0	1,263	3.3	1,271	4.5
Foreign investment tax credit (FTC)	(1,400)	(4.4)	(3,557)	(9.3)	(3,163)	(11.1)
FTC valuation allowance	787	2.4	2,926	7.6	2,140	7.5
Reduction of tax contingency reserve	(850)	(2.6)
Manufacturing deduction	(172)	(0.5)
Tax exempt life insurance			(364)	(0.9)
Other — net	(334)	(1.0)	(591)	(1.5)	(633)	(2.2)

Income tax provision	$15,320	47.3%	$12,914	33.6%	$8,825	31.0%

     The Company paid income taxes of $14,469 in 2006, $8,328 in 2005, and $7,095 in 2004. If the undistributed net income of $37,078 were distributed as dividends, the Company would be subject to foreign tax withholdings and incur additional income tax expense of approximately $14,831, before available foreign tax credits. It is not practical to estimate the amount of foreign tax withholdings or the foreign tax credits that may be available.
     Historically, the Company has considered its foreign undistributed earnings to be permanently reinvested and therefore not provided US income taxes on these earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In fiscal 2006, the Company repatriated $38,129 of earnings from two of its foreign subsidiaries resulting in an additional income tax expense of $4,513.
7. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
Numerator — Net income	$17,049	$25,533	$19,681

Denominator:
Denominator for basic earnings per share-weighted-average shares	36,259	35,842	35,778
Dilutive potential common shares — employee stock options	204	311	295

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,463	36,153	36,073

Basic and diluted net income per share	$0.47	$0.71	$0.55

F15

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
7. Earnings Per Share (Continued)
     Options to purchase 772,854, 400,031 and 588,080 shares of common stock were outstanding at April 30, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.
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
     At April 30, 2006 and 2005, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of $2,738 and $3,063, respectively, of which $250 was classified in other accrued expenses and the remainder was included in other liabilities. The Company believes the provisions it has made for environmental matters are adequate to satisfy its liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.
     In fiscal 2006, the Company spent $376 on remediation cleanups and related studies compared with $640 in 2005 and $472 in 2004. The costs associated with environmental matters as they relate to day-to-day activities were not material.
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
10. Related Party Transactions
     James W. McGinley and Robert R. McGinley, sons of William J. McGinley, founder and former Chairman of the Company, were both members of the Company’s Board of Directors until their resignation in October 2003. James W. McGinley and Robert R. McGinley, together with their sister, Margaret J. McGinley, were special fiduciaries, co-trustees and beneficiaries of Marital Trust No. 1 and Marital Trust No. 2, each created under the William J. McGinley Trust (Marital Trusts). The Company entered into an agreement dated August 19, 2002, and amended December 26, 2002, with the Marital Trusts, Jane R. McGinley, Margaret J. McGinley, James W. McGinley, and Robert R. McGinley (collectively the “McGinley Family”) to commence a tender offer to purchase all of the outstanding Class B common stock at a price of $20 per share in cash by the terms and conditions provided for in the agreement.

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
     Marital Trust No. 2 also owned Horizon Farms, Inc., an Illinois corporation (“Horizon”), of which Messrs. James W. McGinley and Robert R. McGinley were officers and directors. In April 2001, the Company loaned $6,000 to Horizon. The note receivable was due on June 30, 2003, bore interest at a rate of 5.25% per annum and was secured by a mortgage lien on certain real property owned by Horizon pursuant to a Mortgage and Security Agreement. The note receivable and related accrued interest were collected in full on June 30, 2003.
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
11. Material Customers
     Sales to three customers in the Automotive segment, either directly or through their Tier 1 suppliers, represented a significant portion of the Company’s business. Net sales to these three customers approximated 27.5%, 21.1% and 16.2% of consolidated net sales in fiscal 2006, 28.2%, 21.3% and 12.5% of consolidated net sales in fiscal 2005 and 35.0%, 24.3% and 7.9% of consolidated net sales in fiscal 2004. Sales of PODS sensor pads to one of these customers were 15.5%, 11.7% and 7.4% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively.

F17

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
11. Material Customers (Continued)
     At April 30, 2006 and 2005, accounts receivable from customers in the automotive industry were approximately $61,431 and $52,598, respectively, which included $18,468 and $12,701, respectively, at the Company’s Maltese subsidiary. Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers generally have been within management’s expectation.
12. Line of Credit
     The Company has an agreement with its primary bank for a committed $75,000 revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. This facility, which expires January 31, 2011, bears interest at (a) LIBOR plus 0.375% to 0.625% depending on certain financial ratios or (b) the higher of the Federal Funds Rate plus 1/2 of 1% or the bank’s prime rate. The facility also includes a facility fee ranging from 0.08% to 0.15% of the unused balance, depending on certain financial ratios. The facility requires the Company to maintain a minimum consolidated net worth equal to $241,000 plus 50% of quarterly net income after October 31, 2005, with no deduction for a net loss in any quarter ($244,551 at April 30, 2006), and maintain consolidated fixed charge coverage, as defined, of not less than 1.50:1.00. The Company was in compliance at April 30, 2006. The Company has never borrowed against this facility.
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
     The Company previously reported three operating segments – Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in four operating segments – Automotive, Interconnect, Power Distribution and Other – commencing with the financial statements for the fiscal year ended April 30, 2006. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.
     The Automotive segment supplies electronic and electromechanical devices and related products to automobile OEMs, either directly or through their Tier 1 suppliers, including control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components. Automotive segment net sales included customer tooling sales of $9,519, $16,018 and $11,472 in fiscal 2006, 2005 and 2004, respectively.
     The Interconnect segment provides a variety of copper and fiber optic interconnect solutions that are used in various markets, including computer, telecommunications, medical and aerospace industries. Products include wire-to-board solutions, board-to-board solutions, memory cards, wireless assemblies, cable assemblies, terminal blocks and strips, power cordsets, inlet/outlet connectors and conductive polymer and thick film inks. In fiscal 2004, the results of the Interconnect segment include charges of $1,649 for the closing of the Company’s Ireland manufacturing facility and its optical cable assembly operation in England.

F18

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
13. Segment Information (Continued)
     The Power Distribution segment, manufactures current-carrying bus devices and high current flexible cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor (IGBT) solutions, aerospace and military.
     The Other segment includes a designer and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its segments based on operating income. Transfers between segments are recorded using internal transfer prices set by the Company.
     The table below presents information about the Company’s reportable segments:

	Fiscal Year 2006
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$315,729	$69,653	$30,899	$6,959	$1,625	$421,615
Transfers between segments		(1,419)	(16)	(190)	(1,625)	—

Net sales to unaffiliated customers	$315,729	$68,234	$30,883	$6,769	$—	$421,615

Segment income (loss) before income taxes	$38,054	$3,400	$3,622	$(1,236)		$43,840

Corporate expenses, net						(11,471)

Income before income taxes						$32,369

Depreciation and amortization	$19,188	$2,172	$455	$545		$22,360

Corporate depreciation and amortization						486

Total depreciation and amortization						$22,846

Identifiable assets	$211,750	$46,476	$14,092	$7,826		$280,144

General corporate assets						94,439

Total assets						$374,583

F19

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
13. Segment Information (Continued)

	Fiscal Year 2005
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$298,420	$70,324	$20,062	$5,625	$1,706	$392,725
Transfers between segments		(1,517)	(18)	(171)	(1,706)	—

Net sales to unaffiliated customers	$298,420	$68,807	$20,044	$5,454	$—	$392,725

Segment income (loss) before income taxes	$45,635	$3,430	$2,865	$(1,056)		$50,874

Corporate expenses, net						(12,427)

Income before income taxes						$38,447

Depreciation and amortization	$17,723	$2,383	$333	$512		$20,951

Corporate depreciation and amortization						483

Total depreciation and amortization						$21,434

Identifiable assets	$230,372	$53,456	$9,949	$7,798		$301,575

General corporate assets						55,106

Total assets						$356,681

	Fiscal Year 2004
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$270,561	$69,665	$15,755	$5,991	$3,105	$358,867
Transfers between segments		(2,759)	(201)	(145)	(3,105)	—

Net sales to unaffiliated customers	$270,561	$66,906	$15,554	$5,846	$—	$358,867

Segment income (loss) before income taxes	$40,368	$693	$2,241	$(523)		$42,779

Corporate expenses, net						(14,273)

Income before income taxes						$28,506

Depreciation and amortization	$15,664	$3,692	$356	$521		$20,233

Corporate depreciation and amortization						547

Total depreciation and amortization						$20,780

Identifiable assets	$204,377	$55,099	$5,647	$7,648		$272,771

General corporate assets						41,417

Total assets						$314,188

F20

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
13. Segment Information (Continued)
     Information about the Company’s operations in different geographic regions is as follows:

	2006	2005	2004
Net Sales:
United States	$312,858	$293,985	$271,050
Asia Pacific	14,946	13,251	14,146
Malta	57,062	56,566	51,736
Europe, excluding Malta	36,749	28,923	21,935

	$421,615	$392,725	$358,867

Income (loss) before income taxes:
United States	$28,309	$32,405	$21,912
Asia Pacific	(2,712)	(2,932)	1,089
Europe	4,666	7,848	4,952
Income and expenses not allocated	2,106	1,126	553

	$32,369	$38,447	$28,506

Property, Plant and Equipment, Goodwill and Other Intangibles:
United States	$71,998	$69,068	$66,315
Mexico	10,455	10,680	9,767
Asia Pacific	7,289	5,267	5,803
Malta	37,405	42,002	41,033
Europe, excluding Malta	9,783	10,728	8,662

	$136,930	$137,745	$131,580

14. Summary of Quarterly Results of Operations (Unaudited)
     The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2006:

	Fiscal Year 2006
	Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$93,983	$116,285	$95,050	116,297
Gross profit	19,086	23,359	17,453	25,307
Net income	4,707	5,241	2,810	4,291
Net income per common share	0.13	0.14	0.08	0.12

	Fiscal Year 2005
	Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$85,021	$99,743	$92,381	$115,580
Gross profit	17,240	21,907	20,537	26,423
Net income	4,592	6,509	4,705	9,727
Net income per common share	0.13	0.18	0.13	0.27
     Fourth quarter fiscal 2006 results include $4,513 of income tax related to the repatriation of $38,129 of foreign earnings for which income taxes were not previously provided. Fiscal 2006 includes an after-tax charge of $2,053 in the second quarter and an after-tax credit of $598 in the fourth quarter related to receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi Corporation. Fourth quarter fiscal 2005 results include $1,039 of tax-free income from life insurance proceeds.

F21

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands)

COL. A	COL. B	COL. C			COL. D.		COL. E
		Additions
	Balance at		Charged to Other
	Beginning of	Charged to Costs	Accounts—		Deductions—		Balance at End of
Description	Period	and Expenses	Describe		Describe		Period
YEAR ENDED APRIL 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,655	$2,109	$28	(1)	$40	(2)	$3,752
Deferred tax valuation allowance	20,572	4,510	105	(1)			25,187

YEAR ENDED APRIL 30, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,994	$213	$50	(1)	$1,602	(2)	$1,655
Deferred tax valuation allowance	16,208	3,608	756	(1)			20,572

YEAR ENDED APRIL 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,442	$140	$24	(1)	$612	(2)	$2,994
Deferred tax valuation allowance	12,714	3,063	431	(1)			16,208

(1)	Impact of foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

F22

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (2)

10.1	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)

10.2	Methode Electronics, Inc. Capital Accumulation Plan (4)

10.3	Methode Electronics, Inc. 401(k) Savings Plan (5)

10.4	Methode Electronics, Inc. 401(k) Saving Trust (5)

10.5	Methode Electronics, Inc. 1997 Stock Plan (6)

10.6	Methode Electronics, Inc. 2000 Stock Plan (7)

10.7	Methode Electronics, Inc. 2004 Stock Plan (8)

10.8	Form of Agreement between Donald W. Duda and Registrant 9)

10.9	Form of Agreement between Donald W. Duda and Registrant (10)

10.10	Form of Agreement between Douglas A. Koman and Registrant (11)

10.11	Form of Agreement between Robert J. Kuehnau and Registrant (9)

10.12	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (12)

10.13	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (12)

10.14	Form of Methode Electronics, Inc. Cash Award Agreement (12)

10.15	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto (13)

10.16	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive award/Performance Based) (14)

10.17	Form of Methode Electronics, Inc. Cash Award Agreement (14)

10.18	Amendment to Credit Agreement dated as of January 31, 2006, among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Hereto (15)

21	Subsidiaries of Methode Electronics, Inc.

23	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2005, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2002, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 10-K/A for the year ended April 30, 2003, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-Q for the three months ended July 31, 2002, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2004, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2005, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.