Form 10-Q
period 2006-07-31
METHODE ELECTRONICS INC
filed 2006-09-07
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2006
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
Yes ☐                      No ☑
     At September 1, 2006, Registrant had 37,302,276 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	April 30,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$92,094	$81,646
Accounts receivable, net	60,762	74,223
Inventories:
Finished products	11,693	8,859
Work in process	29,384	27,503
Materials	9,925	9,319

	51,002	45,681
Deferred income taxes	6,731	7,207
Prepaid expenses and other current assets	6,883	12,515

TOTAL CURRENT ASSETS	217,472	221,272

PROPERTY, PLANT AND EQUIPMENT	270,887	269,188
Less allowance for depreciation	183,354	178,691

	87,533	90,497

GOODWILL	28,893	28,893
INTANGIBLE ASSETS, net	16,485	17,540
OTHER ASSETS	16,218	16,381

	$366,601	$374,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$31,955	$41,581
Other current liabilities	30,354	32,622

TOTAL CURRENT LIABILITIES	62,309	74,203

OTHER LIABILITIES	4,601	4,344
DEFERRED COMPENSATION	3,763	4,327
SHAREHOLDERS’ EQUITY
Common stock (shares issued July 31, 2006 — 37,257,730; April 30, 2006 — 37,700,484)	18,629	18,850
Unearned common stock issuances	(5,750)	(9,132)
Additional paid in capital	57,150	59,411
Retained earnings	217,567	215,072
Accumulated other comprehensive income	11,863	11,039
Treasury stock (419,745 shares)	(3,531)	(3,531)

	295,928	291,709

	$366,601	$374,583

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2006	2005
INCOME
Net sales	$103,571	$93,983
Other	184	225

	103,755	94,208

COSTS AND EXPENSES
Cost of products sold	83,960	75,254
Selling and administrative expenses	13,752	12,537

	97,712	87,791

Income from operations	6,043	6,417

Interest income, net	819	500
Other, net	(68)	(95)

Income before income taxes and cumulative effect of accounting change	6,794	6,822
Income taxes	2,535	2,115

Income before cumulative effect of accounting change	4,259	4,707
Cumulative effect of accounting change, after income taxes of $28	101	—

NET INCOME	$4,360	$4,707

Basic and diluted earnings per common share
Income before cumulative effect of accounting change	$0.12	$0.13
Net income	0.12	0.13

Cash dividends per common share	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	36,334	36,229
Diluted	36,538	36,457
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$4,360	$4,707
Provision for depreciation	4,601	4,400
Amortization of intangibles	1,265	1,300
Amortization of stock awards and stock options	761	495
Changes in operating assets and liabilities	4,567	(4,414)
Other	917	55

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,471	6,543

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,949)	(5,718)
Proceeds from sale of building	800	1,712
Acquisitions of businesses	(2,678)	(5,038)
Acquisitions of technology licenses	—	(2,102)
Other	(590)	(585)

NET CASH USED IN INVESTING ACTIVITIES	(4,417)	(11,731)

FINANCING ACTIVITIES

Options exercised	141	550
Dividends	(1,865)	(1,868)
Repurchase of common stock	(2)	(664)

NET CASH USED IN FINANCING ACTIVITIES	(1,726)	(1,982)

Effect of foreign exchange rate changes on cash	120	(2,393)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,448	(9,563)

Cash and cash equivalents at beginning of period	81,646	87,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,094	$77,579

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
July 31, 2006
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
     The following table presents details of the Company’s comprehensive income (loss):

	Three Months Ended July 31,
	2006	2005
Net income	$4,360	$4,707
Translation adjustment	825	(5,377)

	$5,185	$(670)

2. RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” an amendment of ARB No. 43. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The company adopted SFAS 151 starting in fiscal year 2007. The adoption of SFAS 151 did not have a material impact on the company’s results of operations.
     In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. SFAS No. 123(R) requires stock-based compensation to be measured based on the grant date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) at the beginning of fiscal year 2007. See Note 5 for the impact to the financial statements.
3. GOODWILL AND INTANGIBLE ASSETS
     In connection with the acquisition of the high-current flexible cabling systems products in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. Additional goodwill of up to $5,750 may result from future contingent payments for the cabling systems acquisition.
     The following tables present details of the Company’s intangible assets:

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,870	$11,567	$8,303
Patents and technology licenses	12,145	4,132	8,013
Covenants not to compete	2,230	2,061	169

Total	$34,245	$17,760	$16,485

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
3. GOODWILL AND INTANGIBLE ASSETS — Continued

	April 30, 2006
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,859	$10,753	$9,106
Patents and technology licenses	11,945	3,776	8,169
Covenants not to compete	2,230	1,965	265

Total	$34,034	$16,494	$17,540

     At July 31, 2006, the intangible asset for customer relationships and agreements includes $3,919 of net value assigned to a supply agreement with Delphi Corporation, acquired in the Company’s acquisition of the passive occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a recently filed bankruptcy petition. The Company continues to supply product to Delphi post-petition pursuant to this supply agreement and has determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for the year and each of the four succeeding fiscal years is as follows:

2007	$4,576
2008	3,796
2009	1,929
2010	1,872
2011	1,578
4. INCOME TAXES
     The effective income tax rate was 37.3% in the first quarter of fiscal 2007 compared with 31.0% in the first quarter of fiscal 2006. The effective tax rate increased in 2007 primarily due to the establishment of a valuation allowance for non-deductible stock-based compensation. The effective tax rates for both fiscal 2007 and 2006 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
5. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the three-month periods presented:

	Three Months Ended July 31,
	2006	2005
Balance at the beginning of the period	37,700,484	37,481,192
Repurchase and retirement	(183)	(56,617)
Options exercised	20,886	70,226
Restricted stock awards vested	500	—
Restricted stock awards granted, less forfeitures	—	286,809
Reversal of unvested restricted stock awards upon adoption of SFAS No. 123(R)	(463,957)	—

Balance at the end of the period	37,257,730	37,781,610

     In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R), “ Share Based Payments ,” which revises SFAS No. 123, “ Accounting for Stock Based Compensation .” SFAS No. 123(R) requires the Company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2007, the Company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, “ Accounting for Stock Issued to Employees ,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the Company had an exercise price equal to the market value of the underlying common stock on the option grant date.
     The Company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in 2007, compensation expense recognized will include: (a) expense for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method the Company has not restated prior period results. As a result, certain components of the Company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2008, the anniversary of the adoption of SFAS No. 123(R).
     In fiscal 1998 the Company adopted the Methode Electronics, Inc. 1997 Stock Plan, in fiscal 2001, the Company adopted the Methode Electronics 2000 Stock Plan, and in fiscal 2005 the Company adopted the Methode Electronics 2004 Stock Plan (“Plans”). The Plans provide the Company a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. Stock options granted under the Plans through April 30, 2006, vest over a period of two weeks to forty-eight months after the date of the grant and have a term of ten years. Prior to fiscal 2006, the Company used the intrinsic value method to value all stock options issued under the Plans and therefore recorded no compensation expenses for these stock options. At the start of fiscal 2007, the Company had 194,076 unvested stock options outstanding under the Plans. Beginning in fiscal 2007, the Company has recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. In the first quarter of fiscal 2007, the Company recognized pre-tax compensation expense of $51 and anticipates that it will recognize compensation expense of $104 for these options in fiscal 2007 and $12 in fiscal 2008. At July 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $116. No options were granted under the Plans since the first quarter of fiscal 2005.
     The weighted-average estimated fair value of options granted during fiscal 2005 was $5.34. The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	3.9%
Expected option life in years	6.0
Expected volatility	52.3%
Dividend yield	1.7%
     The risk free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life was based on the average life of outstanding options. The estimated volatility was calculated based only on historical stock price volatility. The Company used an expected dividend yield-based upon the relationship of the Company’s historical dividend to the market price at the date of the grant. Starting in fiscal 2007, the Company has used an estimated forfeiture rate of 6% based on historical data. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
     The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options for the first quarter of fiscal 2006:

Three Months Ended
July 31, 2005
Net income:
As reported	$4,707
Add stock-based compensation expense included in earnings, net of tax	462
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(562)

Pro forma	$4,607

Basic and diluted earnings per share:
As reported	$0.13
Pro forma	0.13
     The following table summarizes the stock option activity and related information follows for the quarter ended July 31, 2006:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2006	1,657,699	$10.38
Exercised	(20,886)	6.73
Forfeited	(27,218)	11.20

Outstanding at July 31, 2006	1,609,595	10.41

				Exercisable Options
Options Outstanding at July 31, 2006				at July 31, 2006
		Avg.	Wtd. Avg.		Wtd. Avg.	Avg.
Range of		Remaining	Exercise		Exercise	Remaining
Exercise Prices	Shares	Life (Years)	Price	Shares	Price	Life (Years
$5.12 - $7.69	300,469	4.0	$6.41	300,469	$6.41	4.0
$8.08 - $11.64	920,159	4.7	10.52	868,076	10.46	4.7
$12.11- $17.66	388,967	3.8	13.26	388,967	13.26	3.8

	1,609,595	4.4	10.41	1,557,512	10.38	4.4

     The aggregate intrinsic value for all options outstanding at July 31, 2006 was $509.
     SFAS No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change was immaterial in the first quarter of fiscal 2006. Operating cash flows recognized in fiscal 2006 for such excess tax deductions were $145.
     Pursuant to the Plans, the Company has also granted restricted stock awards (RSAs) to officers, key employees and directors. Prior to fiscal year 2007, 292,930 time-based and 288,925 of performance-based RSAs had been awarded. The time-based RSAs vest in three equal annual installments provided the recipient remains a director or employee of the Company. The performance-based RSAs awarded to senior management cliff-vest after

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
three years if the recipient remains employed by the Company until that date and the Company has met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to be voted and to payment of dividends.
     The fair value of the RSAs is recorded as compensation expense ratably over the vesting period, except for RSAs issued to retirement-eligible participants, which are recognized on an accelerated basis. The fair value of the RSAs that vest solely with the passage of time is equal to the market value of the Company’s common stock on the date of the grant. Prior to adoption of SFAS No. 123(R), the fair value of the performance-based RSAs was equal to the market value of the Company’s common stock as of the latest balance sheet date. The change to grant-date fair value for the performance-based RSAs increased compensation expense by $86 for the three months ended July 31, 2006.
     In order to calculate compensation expense, SFAS No. 123(R) requires expense to be adjusted for an estimated forfeiture factor. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all RSAs would vest and expense was adjusted when RSAs were forfeited. This change resulted in a reduction of compensation expense related to unvested RSAs at May 1, 2006 of $129, which has been reflected as a cumulative effect of an accounting change in the income statement for the three months ended July 31, 2006. The Company recognized pre-tax compensation expense for RSAs of $710 and $495 in the first quarter of fiscal 2007 and 2006, respectively.
     The following table summarizes the RSA activity for the quarter ended July 31, 2006:

Shares
Unvested at April 30, 2006	466,957
Released	(500)
Forfeited	(13,264)

Unvested at July 31, 2006	453,193

     The table below shows the Company’s unvested RSAs at July 31, 2006:

				Unearned
			Wtd.	Compensation
Grant			Avg.	Expense at
Year	RSAs	Vesting Period	Value	July 31, 2006
2005	38,414	3-year equal annual installments	$11.38	$100
2005	154,700	3-year cliff	11.34	449
2006	56,454	3-year equal annual installments	12.34	288
2006	203,625	3-year cliff	12.42	1,484
     At July 31, 2006, the aggregate unvested RSAs had a weighted average fair value of $11.95, and a weighted average vesting period of 15 months.
     In connection with the performance based RSAs, the Company agreed to pay each recipient a cash bonus if the Company meets certain additional financial targets, which shall be measured as of the vesting date. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s RSAs described in the paragraphs above by the closing price of Methode’s common stock as of the vesting date. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met as of the latest balance sheet date. As of July 31, 2006, the Company was meeting some of these additional financial targets and, accordingly, compensation expense related to the cash bonus on RSAs has been accrued as a liability.
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
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
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
6. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
	2006	2005
Numerator — net income	$4,360	$4,707

Denominator (in thousands):
Denominator for basic earnings per share-weighted-average shares	36,334	36,229
Dilutive potential common shares- employee stock options	204	228

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,538	36,457

Basic and diluted earnings per share:
Income before cumulative effect of accounting change	$0.12	$0.13
Net income	0.12	0.13
     Options to purchase 1,167,313 shares of common stock at a weighted average option price of $11.72 per share were outstanding at July 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
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
     The Company previously reported three operating segments — Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in four operating segments — Automotive, Interconnect, Power Distribution and Other — commencing with the annual financial statements for the fiscal year ended April 30, 2006. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.

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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended April 30, 2006. The Company allocates resources to and evaluates performance of its segments based on operating income. Transfers between segments are recorded using internal transfer prices set by the Company.
     The table below presents information about the Company’s reportable segments:

	Three Months Ended July 31, 2006
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$74,112	$18,105	$10,019	$1,734	$399	$103,571
Transfers between segments	—	(300)	(59)	(40)	(399)	—

Net sales to unaffiliated customers	$74,112	$17,805	$9,960	$1,694	$—	$103,571

Segment income (loss)	$6,656	$2,095	$1,615	$(108)		$10,258

Corporate expenses, net						(3,464)

Income before income taxes and cumulative effect of accounting change						$6,794

	Three Months Ended July 31, 2005
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$68,380	$17,408	$6,895	$1,776	$476	$93,983
Transfers between segments	—	(416)	—	(60)	(476)	—

Net sales to unaffiliated customers	$68,380	$16,992	$6,895	$1,716	$—	$93,983

Segment income (loss)	$9,059	$1,627	$250	$(460)		$10,476

Corporate expenses, net						(3,654)

Income before income taxes and cumulative effect of accounting change						$6,822

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement
     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. The Company’s results will be subject to many of the same risks that apply to the automotive, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include Delphi Corporation’s bankruptcy petition; other significant customer bankruptcy filings; restructuring, operational improvement and cost reduction programs currently under review by Methode; the current macroeconomic environment, prices of material and components used by Methode; potential manufacturing plant shut-downs by automotive customers, potential strikes at automotive customers; and significant fluctuations in the demand for certain automobile models. In addition, market growth; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission, impact our business. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, and China. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
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
     On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi) filed Chapter 11 petitions for bankruptcy. As of the bankruptcy filing date, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables deemed uncollectible as a result of the bankruptcy filing. In May 2006, we sold $4.6 million of our claims against Delphi for their adjusted value of $3.1 million. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired.
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
Business Outlook
     As a result of planned production cuts announced by Ford Motor Company in August 2006, sales in fiscal 2007 are expected to be at, or modestly above, fiscal 2006 sales levels. We anticipate continued growth in power distribution products with additional increases coming from Asia as well as the joint marketing capability gained from the Cableco acquisition. Sales of automotive products at our Shanghai, China facility are expected to increase from start-up volumes in fiscal year 2006, and we also anticipate increased sales of automotive switches at our Malta operation. These increases will be significantly offset by negotiated price reductions and forecasted lower sales from Methode’s traditional North American automotive OEMs along with the Company’s continued transition away from less profitable programs. Sales of sensor pads for passive occupant-detection systems are expected to level off, as the federal requirement to provide passive occupant detection for front passenger airbag deployment on all vehicles became fully effective for the 2006 model year and beyond. In fiscal 2007, Methode will incur increased expense for the amortization of stock-based compensation awards.
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
Operating Segments
     The Company previously reported three operating segments — Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in four operating segments — Automotive, Interconnect, Power Distribution and Other — commencing with the annual financial statements for the fiscal year ended April 30, 2006. The Company’s segment disclosure included in Note 7, Segment Information reflects the revised reportable segments for both periods presented. In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the revised reportable segments for all periods presented.
Results of Operations
     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,
	2006	2005
Income:
Net sales	100.0%	100.0%
Other	0.2	0.2

	100.2	100.2

Costs and expenses:
Cost of products sold	81.1	80.1
Selling and administrative expenses	13.3	13.3

Income From Operations	5.8	6.8
Interest income, net	0.8	0.5
Other, net	(0.1)	(0.1)

Income Before Income Taxes and Cumulative Effect of Accounting Change	6.5	7.2
Income taxes	2.4	2.2

Income Before Cumulative Effect of Accounting Change	4.1	5.0
Cumulative effect of accounting change	0.1	—

Net Income	4.2%	5.0%

     Net sales. First quarter consolidated net sales increased 10.2% to $103.6 million in fiscal 2007 from $94.0 million in fiscal 2006. Translation of foreign subsidiary net sales using a weaker US dollar in fiscal 2007 increased reported net sales by $0.4 million in the first quarter of fiscal 2007, or 0.4%.
     Automotive segment net sales represented 71.6% of consolidated net sales in fiscal 2007 compared with 72.8% in fiscal 2006. Net sales of the Automotive segment increased 8.4% to $74.1 million in fiscal 2007 from $68.4 million in fiscal 2006. The increase is due to increased sales of automotive switches in Europe and China, and increased sales of sensor pads for a passive occupant detection system (PODS) as 100 percent compliance with the federally mandated passenger occupant detection system became effective for 2006 model year vehicles. Net sales of other products to North American automotive customers were relatively flat year over year.
     Interconnect segment net sales represented 17.2% of consolidated net sales in fiscal 2006 compared with 18.1% in fiscal 2006. Net sales increased 4.8% to $17.8 million in fiscal 2007 from $17.0 million in fiscal 2006. Sales increased in fiscal 2007 due to increased sales of fiber optic connectors and patch-cords in Europe, increased sales by our European connector distribution operation, and increased fiber optic data center cabling installations domestically. Sales of our wide area network PC cards to mobile phone service providers and sales of our copper transceivers, also had sales gains over fiscal 2006. The balance of the Interconnect segment experienced sales declines, largely due to competitive pressures from low-cost Eastern European and Asian manufacturers.
     Power Distribution segment net sales represented 9.6% of consolidated net sales in fiscal 2007 compared with 7.3% in fiscal 2006. Net sales increased 44.5% to $10.0 million in fiscal 2007 from $6.9 million in fiscal 2006. Our bus bar facility in Shanghai began operations in late fiscal 2006, and shipments from this facility accounted for increased sales of 13.4%. The balance of the sales increase in this segment was due to increased demand for our bus bar products for computer peripheral and locomotive applications.

     Other segment net sales represented 1.6% of consolidated net sales in fiscal 2007 compared with 1.8% in fiscal 2006. Net sales of the Other segment were flat at $1.7 million.
     Other income. Other income consisted primarily of earnings from our automotive joint venture and, in fiscal 2006, engineering design fees. The increase in other income in fiscal 2007 was primarily due to decreased design fees at our European automotive business.
     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 81.1% in fiscal 2007 compared with 80.1% in fiscal 2005.
     Gross margins on sales of the Automotive segment decreased to 15.4% in fiscal 2007 from 19.7% in fiscal 2006. Margins continue to be negatively impacted by production inefficiencies and new product launch issues experienced at our Scotland and Shanghai manufacturing facilities. Price reductions on our legacy automotive products and increases in the price of our raw materials also contributed to the margin decline.
     Gross margins on net sales of the Interconnect segment increased to 30.9% in fiscal 2007 from 25.5% in fiscal 2006. Margin improvement on our fiber optic data center cabling installations, due to larger installations, was a major contributor to the margin increase. Benefits from our lean manufacturing initiatives at several of our interconnect manufacturing facilities also contributed to the margin improvement.
     Gross margins of the Power Distribution segment increased to 23.6% in fiscal 2007 from 12.5% in fiscal 2006. The margin in fiscal 2006 was adversely impacted by costs associated with the integration of the Cableco acquisition and the transfer of its manufacturing to our facility in Mexico.
     Gross margins of the Other segment increased to 20.2% in fiscal 2007 from 1.5% in fiscal 2006. The torque sensing operation has not yet begun to manufacture in significant volumes and experienced negative gross margins in both periods. Fiscal 2006 included an inventory obsolescence charge for this operation that caused the gross margin for the segment to be unusually low. The test laboratories experienced a margin decrease to 34.7% in 2007 from 37.3% in 2006, primarily due to increased labor costs in its water testing operation.
     Selling and administrative expenses. Selling and administrative expense, as a percentage of net sales, was 13.3% for both periods.
     Interest income, net. Interest income, net of interest expense, increased in fiscal 2007 compared with fiscal 2006 due to higher interest rates on short-term cash investments.
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
     Income taxes. The effective income tax rate was 37.3% in the first quarter of fiscal 2007 compared with 31.0% in the first quarter of fiscal 2006. The effective tax rate increased in 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible stock-based compensation. The effective tax rates for both fiscal 2007 and 2006 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
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

     We have an agreement with our primary bank for a committed $75 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At July 31, 2006, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     Net cash provided by operations was $16.5 million and $6.5 million in the first three months of fiscal years 2007 and 2006, respectively. The primary factor in the Company’s ability to generate cash from operations is its net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, and amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements. The increase in cash provided by operations in the first three months of fiscal 2007 was largely due to decreased working capital requirements, primarily due to decreased accounts receivables, and prepaid expenses and other current assets. The changes in operating assets and liabilities in the first three months of fiscal 2007 included a refund of temporary withholding taxes associated our cash repatriation in fiscal 2006, and proceeds from the sale of our bankruptcy claim against Delphi.
     Net cash used in investing activities during the first three months was $4.4 million for fiscal 2007 compared to $11.7 million in fiscal 2006. Purchases of plant and equipment were $1.9 million and $5.7 million in fiscal 2007 and 2006, respectively. Proceeds from the sales of buildings were $0.8 million in the first three months of fiscal 2007 and $1.7 million in fiscal 2006. Cash used in investing activities included the final contingent payment related to the acquisition of AST of $2.7 million in fiscal 2007 compared with a $4.6 million payment made in fiscal 2006. Cash used in investing activities in fiscal 2006 also included $2.1 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies.
     Net cash used in financing activities during the first three months was $1.7 million in fiscal 2007 compared with $2.0 million in fiscal 2006. We paid cash dividends of $1.9 million in the first three months of both fiscal 2007 and 2006, and received proceeds from the exercise of stock options of $0.1 million in fiscal 2007 and $0.6 million in fiscal 2006. Fiscal 2006 also includes the repurchase of 49,989 shares of the Company’s common stock from the former owners of Cableco Technologies in accordance with the terms of the earn-out provision of the Cableco purchase agreement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.6 million and $0.8 million at July 31, 2006 and April 30, 2006, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view our investments in foreign subsidiaries with functional currencies other than the U.S. dollar as long-term. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $9.7 million at July 31, 2006 and $9.8 million April 30, 2006.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     c) Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs

May 1, 2006 through May 31, 2006	183	$9.80	—	—

June 1, 2006 through June 30, 2006	—	—	—	—

July 1, 2006 through July 31, 2006	—	—	—	—

	183	$9.80	—	—

(1)	The amount shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	The Company currently has no plan or program to repurchase its equity securities.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.1	Methode Electronics, Inc. 2004 Stock Plan (3)

10.2	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.3	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.4	Form of Methode Electronics, Inc. Cash Award Agreement (4)

10.5	2005 Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (5)

10.6	2005 Form of Methode Electronics, Inc. Cash Award Agreement (5)

10.7	Methode Electronics, Inc. Deferred Compensation Plan (6)

10.8	Methode Electronics, Inc. Director Deferred Compensation Plan (6)

10.9	Form of Restricted Stock Award Agreement (Outside Director) under the 2004 Stock Plan. (7)

Exhibit
Number	Description
10.10	Form of Restricted Stock Award Agreement (Executive/Performance-Based) under the 2004 Stock Plan. (7)

10.11	Form of Cash Award Agreement under the 2004 Stock Plan. (7)

10.12	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (8)

10.13	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (8)

10.14	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Robert J. Kuehnau (8)

10.15	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Thomas D. Reynolds (8)

10.16	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Paul E. Whybrow (8)

10.17	Amendment to Credit Agreement dated as of January 31, 2006, among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Hereto (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q filed December 8, 2005, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed March 22, 2006, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed August 11, 2006, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Methode Electronics, Inc.

By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

Dated: September 7, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (2)

10.1	Methode Electronics, Inc. 2004 Stock Plan (3)

10.2	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) (4)

10.3	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (4)

10.4	Form of Methode Electronics, Inc. Cash Award Agreement (4)

10.5	2005 Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) (5)

10.6	2005 Form of Methode Electronics, Inc. Cash Award Agreement (5)

10.7	Methode Electronics, Inc. Deferred Compensation Plan (6)

10.8	Methode Electronics, Inc. Director Deferred Compensation Plan (6)

10.9	Form of Restricted Stock Award Agreement (Outside Director) under the 2004 Stock Plan. (7)

10.10	Form of Restricted Stock Award Agreement (Executive/Performance-Based) under the 2004 Stock Plan. (7)

10.11	Form of Cash Award Agreement under the 2004 Stock Plan. (7)

10.12	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (8)

10.13	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (8)

10.14	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Robert J. Kuehnau (8)

10.15	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Thomas D. Reynolds (8)

10.16	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Paul E. Whybrow (8)

10.17	Amendment to Credit Agreement dated as of January 31, 2006, among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Hereto (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q filed December 8, 2004, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q filed December 8, 2005, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed March 22, 2006, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed August 11, 2006, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.