Form 10-Q
period 2006-10-31
METHODE ELECTRONICS INC
filed 2006-12-07
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2006
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
Yes ☐            No ☑
     At December 1, 2006, Registrant had 37,405,785 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	April 30,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,406	$81,646
Accounts receivable, net	66,393	74,223
Inventories:
Finished products	10,927	8,859
Work in process	27,606	27,503
Materials	9,404	9,319

	47,937	45,681
Deferred income taxes	6,509	7,207
Prepaid expenses and other current assets	7,072	12,515

TOTAL CURRENT ASSETS	223,317	221,272

PROPERTY, PLANT AND EQUIPMENT	273,927	269,188
Less allowance for depreciation	187,800	178,691

	86,127	90,497

GOODWILL	30,125	28,893
INTANGIBLE ASSETS, net	15,324	17,540
OTHER ASSETS	16,663	16,381

	$371,556	$374,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$32,319	$41,581
Other current liabilities	31,369	32,622

TOTAL CURRENT LIABILITIES	63,688	74,203

OTHER LIABILITIES	4,776	4,344
DEFERRED COMPENSATION	3,875	4,327
SHAREHOLDERS’ EQUITY
Common stock (shares issued October 31, 2006 – 37,266,765; April 30, 2006 – 37,700,484)	18,633	18,850
Unearned common stock issuances	(4,517)	(9,132)
Additional paid in capital	57,896	59,411
Retained earnings	220,589	215,072
Accumulated other comprehensive income	12,071	11,039
Treasury stock (October 31, 2006 – 625,342 shares; April 30, 2006 - 419,745 shares)	(5,455)	(3,531)

	299,217	291,709

	$371,556	$374,583

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2006	2005	2006	2005
INCOME
Net sales	$108,516	$116,285	$212,087	$210,268
Other	151	333	335	557

	108,667	116,618	212,422	210,825

COSTS AND EXPENSES
Cost of products sold	89,244	93,419	173,203	168,672
Selling and administrative expenses	13,277	16,084	27,030	28,621

	102,521	109,503	200,233	197,293

Income from operations	6,146	7,115	12,189	13,532

Interest income, net	904	507	1,723	1,007
Other, net	393	189	325	94

Income before income taxes and cumulative effect of accounting change	7,443	7,811	14,237	14,633
Income taxes	2,555	2,570	5,090	4,685

Income before cumulative effect of accounting change	4,888	5,241	9,147	9,948
Cumulative effect of accounting change, after income taxes of $28	—	—	101	—

NET INCOME	$4,888	$5,241	$9,248	$9,948

Basic and diluted earnings per common share
Income before cumulative effect of accounting change	$0.13	$0.14	$0.25	$0.27
Net income	0.13	0.14	0.25	0.27

Cash dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average number of common shares outstanding:
Basic	36,275	36,262	36,298	36,244
Diluted	36,495	36,489	36,516	36,471
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$9,248	$9,948
Provision for depreciation	9,294	8,820
Amortization of intangibles	2,426	2,753
Amortization of stock awards and stock options	1,466	1,004
Provision for losses on accounts receivable	84	3,150
Changes in operating assets and liabilities	2,940	(4,322)
Other	1,129	84

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,587	21,437

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,022)	(11,621)
Proceeds from sale of building	800	1,712
Acquisitions of businesses	(2,678)	(5,127)
Acquisitions of technology licenses	—	(2,402)
Other	(631)	(199)

NET CASH USED IN INVESTING ACTIVITIES	(7,531)	(17,637)

FINANCING ACTIVITIES
Options exercised	187	598
Dividends	(3,732)	(3,736)
Repurchase of common stock	(1,926)	(664)

NET CASH USED IN FINANCING ACTIVITIES	(5,471)	(3,802)

Effect of foreign exchange rate changes on cash	175	(2,498)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,760	(2,500)

Cash and cash equivalents at beginning of period	81,646	87,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,406	$84,642

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
October 31, 2006
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
     The following table presents details of the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Net income	$4,888	$5,241	$9,248	$9,948
Translation adjustment	209	(33)	1,032	(5,410)

	$5,097	$5,208	$10,280	$4,538

2. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008 and is in the process of determining any potential impact to the financial statements.
     In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” was issued. SFAS No. 123(R) requires stock-based compensation to be measured based on the grant date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) at the beginning of fiscal year 2007. See Note 5 for the impact to the financial statements.
3. GOODWILL AND INTANGIBLE ASSETS
     In connection with the acquisition of the high-current flexible cabling systems products in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. The increase in goodwill from April 30, 2006 to October 31, 2006 represents the earned portion of such contingent consideration. Additional goodwill of up to $4,517 may result from future contingent payments for this acquisition.
     The following tables present details of the Company’s intangible assets:

	October 31, 2006
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,871	$12,413	$7,458
Patents and technology licenses	12,146	4,385	7,761
Covenants not to compete	2,230	2,125	105

Total	$34,247	$18,923	$15,324

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

     At October 31, 2006, the intangible asset for customer relationships and agreements includes $3,702 of net value assigned to a supply agreement with Delphi Corporation, acquired in the Company’s acquisition of the passive occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition filed October 8, 2005. The Company continues to supply product to Delphi post-petition pursuant to this supply agreement and has determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for the year and each of the four succeeding fiscal years is as follows:

2007	$4,576
2008	3,796
2009	1,929
2010	1,872
2011	1,578
4. INCOME TAXES
     The effective income tax rate was 34.3% in the second quarter and 35.8% in the six-month period of fiscal 2007 compared with 32.9% in the second quarter and 32.0% in the six-month period of fiscal 2006. The effective tax rate increased in fiscal 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible compensation. The effective tax rates for both fiscal 2007 and 2006 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
5. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the six-month periods presented:

	Six Months Ended October 31,
	2006	2005
Balance at the beginning of the period	37,700,484	37,481,192
Repurchased and retired	(306)	(56,617)
Options exercised	29,710	75,819
Restricted stock awards vested	834	—
Restricted stock awards granted, less forfeitures	—	288,976
Reversal of unvested restricted stock awards upon adoption of SFAS No. 123(R)	(463,957)	—

Balance at the end of the period	37,266,765	37,789,370

     In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R), “ Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires the Company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2007, the Company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, “ Accounting for Stock Issued to Employees ,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the Company had an exercise price equal to the market value of the underlying common stock on the option grant date.
     The Company elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in fiscal 2007, compensation expense recognized will include: (a) expense for all share-based payments granted prior to, but not yet vested, as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As permitted under the modified prospective transition method, the Company has not restated prior period results. As a result, certain components of the Company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2008, the anniversary of the adoption of SFAS No. 123(R).
     The Company has three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan (“Plans”). The Plans provide the Company a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. Unexercised stock options granted under the Plans through October 31, 2006 vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years. Prior to fiscal 2006, the Company used the intrinsic value method to value all stock options issued under the Plans and therefore recorded no compensation expenses for these stock options. At the start of fiscal 2007, the Company had 194,076 unvested stock options outstanding under the Plans. Beginning in fiscal 2007, the Company has recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. In the second quarter and first six months of fiscal 2007, the Company recognized pre-tax compensation expense of $18 and $69, respectively, and anticipates that it will recognize compensation expense of $104 for these options in fiscal 2007 and $12 in fiscal 2008. At October 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $47.
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
     The risk free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life was based on the average life of outstanding options. The estimated volatility was calculated based only on historical stock price volatility. The Company used an expected dividend yield based upon the relationship of the Company’s historical dividend to the market price at the date of the grant. Starting in fiscal 2007, the Company has used an estimated forfeiture rate of 6% based on historical data. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
     The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options for the three-month and six-month periods ended October 31, 2005:

	Three Months Ended	Six Months Ended
	October 31, 2005	October 31, 2005
Net income:
As reported	$5,241	$9,948
Add stock-based compensation expense included in earnings, net of tax	101	563
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(149)	(711)

Pro forma	$5,193	$9,800

Basic and diluted earnings per share:
As reported	$0.14	$0.27
Pro forma	0.14	0.27
     The following table summarizes the stock option activity and related information for the six months ended October 31, 2006:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2006	1,657,699	$10.38
Exercised	(29,710)	6.30
Forfeited	(27,218)	11.20

Outstanding at October 31, 2006	1,600,771	10.44

Options Outstanding at October 31, 2006				Exercisable Options at October 31, 2006
		Avg.	Wtd. Avg.		Wtd. Avg.	Avg.
Range of		Remaining	Exercise		Exercise	Remaining
Exercise Prices	Shares	Life (Years)	Price	Shares	Price	Life (Years)
$5.12 - $7.69	291,645	3.8	$6.45	291,645	$6.45	3.8
$8.08 - $11.64	920,159	4.4	10.52	868,076	10.46	4.5
$12.11- $17.66	388,967	3.6	13.26	388,967	13.26	3.6

	1,600,771	4.1	10.44	1,548,688	10.41	4.1

     The aggregate intrinsic value for all options outstanding at October 31, 2006 was $2,070.
     SFAS No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change was immaterial in the first and second quarters of fiscal 2006. Operating cash flows recognized in fiscal 2006 for such excess tax deductions were $145.
     Pursuant to the Plans, the Company has also granted restricted stock awards (RSAs) to officers, key employees and directors. In the second quarter of fiscal 2007, 215,840 performance-based and 73,050 time-based RSAs were awarded. Prior to fiscal 2007, 288,925 performance-based and 292,930 time-based RSAs were awarded. Of the time-based RSAs, 285,980 vest in three equal annual installments and 80,000 cliff-vest after three

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
years, provided the recipient remains an employee or director of the Company. The performance-based RSAs awarded to senior management cliff-vest after three years if the recipient remains employed by the Company until that date and the Company has met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to be voted and to payment of dividends.
     The fair value of the RSAs is recorded as compensation expense ratably over the vesting period, except for RSAs issued to retirement-eligible participants, which are recognized on an accelerated basis. The fair value of all RSAs is equal to the market value of the Company’s common stock on the date of the grant. Prior to adoption of SFAS No. 123(R), the fair value of the performance-based RSAs was equal to the market value of the Company’s common stock as of the latest balance sheet date. The change to grant-date fair value for the performance-based RSAs decreased compensation expense by $115 for the three-month period and decreased compensation expense by $28 for the six-month period ended October 31, 2006.
     In order to calculate compensation expense, SFAS No. 123(R) requires expense to be adjusted for an estimated forfeiture factor. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all RSAs would vest and expense was adjusted when RSAs were forfeited. This change resulted in a reduction of compensation expense related to unvested RSAs at May 1, 2006 of $129, which has been reflected as a cumulative effect of an accounting change in the income statement for the six months ended October 31, 2006. The Company recognized pre-tax compensation expense for RSAs of $691 and $1,401 in the three-month and six-month periods ended October 31, 2006, respectively, and $509 and $1,004 in the three-month and six-month periods ended October 31, 2005, respectively.
     The following table summarizes the RSA activity for the six months ended October 31, 2006:

Shares
Unvested at April 30, 2006	471,457
Awarded	288,890
Released	(834)
Forfeited	(15,012)

Unvested at October 31, 2006	744,501

     The table below shows the Company’s unvested RSAs at October 31, 2006:

				Probable	Target
				Unearned	Unearned
Grant			Wtd.	Compensation	Compensation
Fiscal			Avg.	Expense at	Expense at
Year	RSAs	Vesting Period	Value	October 31, 2006	October 31, 2006
2005	37,332	3-year equal annual installments	$11.23	$69	$69
2005	154,700	3-year cliff	11.34	306	306
2006	59,954	3-year equal annual installments	12.56	238	238
2006	203,625	3-year cliff	12.42	1,253	1,278
2007	73,050	3-year equal annual installments	7.64	309	309
2007	215,840	3-year cliff	7.64	766	1,397
     At October 31, 2006, the aggregate unvested RSAs had a weighted average fair value of $10.29, and a weighted average vesting period of 17 months.
     In connection with the performance-based RSAs, the Company agreed to pay each recipient a cash bonus if the Company meets certain additional financial targets, which shall be measured as of the vesting date. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s RSAs described in the paragraphs above by the closing price of Methode’s common stock as of the vesting date. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met as of

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
5. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
the latest balance sheet date. As of October 31, 2006, the Company was meeting certain of these additional financial targets and, accordingly, compensation expense related to the cash bonus on RSAs has been accrued as a liability.
     The Company has a stock-based cash bonus agreement with its CEO providing for two cash bonuses that are paid at the election of the CEO between the vesting date and expiration date. The first cash bonus vested in four equal annual installments beginning June 10, 2003 and expires June 10, 2012. The amount of the first cash bonus shall be determined by multiplying 100,000 by the per share value of the common stock on the date of election in excess of $10.50. The second cash bonus vests in four equal annual installments beginning July 3, 2004 and expires July 3, 2013. The amount of the second cash bonus shall be determined by multiplying 150,000 by the per share value of the common stock on the date of election in excess of $11.44. These bonuses are being recorded as compensation expense ratably over the vesting period based upon the market value of the Company’s common stock as of the latest balance sheet date.
6. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Numerator — net income	$4,888	$5,241	$9,248	$9,948

Denominator (in thousands):
Denominator for basic earnings per share — weighted-average shares	36,275	36,262	36,298	36,244
Dilutive potential common shares- employee stock awards and options	220	227	218	227

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	36,495	36,489	36,516	36,471

Basic and diluted earnings per share:
Income before cumulative effect of accounting change	$0.13	$0.14	$0.25	$0.27
Net income	0.13	0.14	0.25	0.27
     Options to purchase 1,175,063 shares of common stock at a weighted-average exercise price of $11.70 per share were outstanding at October 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
7. SEGMENT INFORMATION
     The Company is a global manufacturer of component and subsystem devices. The Company designs, manufactures and markets devices employing electrical, electronic, wireless, sensing and optical technologies. The Company’s components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, and the consumer and industrial equipment markets.
     The Company previously reported three operating segments – Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management determined to begin reporting in four operating segments – Automotive,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
7. SEGMENT INFORMATION — Continued
Interconnect, Power Distribution and Other – commencing with the annual financial statements for the fiscal year ended April 30, 2006. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.
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
     The Interconnect segment provides a variety of copper and fiber optic interconnect solutions that are used in various markets, including the computer, telecommunications, medical and aerospace industries. Products include wire-to-board solutions, board-to-board solutions, memory cards, wireless assemblies, cable assemblies, terminal blocks and strips, power cord sets, inlet/outlet connectors and conductive polymer and thick film inks.
     The Power Distribution segment manufactures current-carrying bus devices and high-current flexible cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor (IGBT) solutions, aerospace and military.
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
     The table below presents information about the Company’s reportable segments:

	Three Months Ended October 31, 2006
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$76,118	$18,659	$12,084	$2,009	$354	$108,516
Transfers between segments	—	(282)	(44)	(28)	(354)	—

Net sales to unaffiliated customers	$76,118	$18,377	$12,040	$1,981	$—	$108,516

Segment income (loss)	$5,818	$1,840	$2,640	$(81)		$10,217

Corporate expenses, net						(2,774)

Income before income taxes and cumulative effect of accounting change						$7,443

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
7. SEGMENT INFORMATION — Continued

	Three Months Ended October 31, 2005
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$89,322	$18,828	$6,894	$1,664	$423	$116,285
Transfers between segments	—	(375)	(6)	(42)	(423)	—

Net sales to unaffiliated customers	$89,322	$18,453	$6,888	$1,622	$—	$116,285

Segment income (loss)	$9,380	$1,809	$263	$(267)		$11,185

Corporate expenses, net						(3,374)

Income before income taxes and cumulative effect of accounting change						$7,811

	Six Months Ended October 31, 2006
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$150,230	$36,764	$22,102	$3,743	$752	$212,087
Transfers between segments	—	(582)	(102)	(68)	(752)	—

Net sales to unaffiliated customers	$150,230	$36,182	$22,000	$3,675	$—	$212,087

Segment income (loss)	$12,279	$3,935	$4,255	$(189)		$20,280

Corporate expenses, net						(6,043)

Income before income taxes and cumulative effect of accounting change						$14,237

	Six Months Ended October 31, 2005
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$157,702	$36,236	$13,789	$3,440	$899	$210,268
Transfers between segments	—	(791)	(6)	(102)	(899)	—

Net sales to unaffiliated customers	$157,702	$35,445	$13,783	$3,338	$—	$210,268

Segment income (loss)	$18,439	$3,436	$513	$(727)		$21,661

Corporate expenses, net						(7,028)

Income before income taxes and cumulative effect of accounting change						$14,633

8. CONTINGENCIES
     Certain litigation arising in the normal course of business is pending against the Company. The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. The Company considers insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available, that it has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
9. SUBSEQUENT EVENT
     On November 27, 2006, the Company notified the employees at its Scotland automotive parts manufacturing facility that the plant would be closing. The Company intends to begin transferring all production lines in its Scotland facility to its automotive parts manufacturing operation in Malta on December 8, 2006. Production in Malta is anticipated to commence after the New Year holiday. Total cost of the transfer is anticipated to be $2,200 to $2,900, resulting in a reduction of $0.06 to $0.08 in earnings per share, to be incurred during the second half of the 2007 fiscal year. After the 2007 fiscal year, the Company anticipates that the annual savings from closing the Scotland facility and transferring production to Malta will be approximately $2,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement
     Certain statements in this report including under “Business Outlook” below, are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. The Company’s results will be subject to many of the same risks that apply to the automotive, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include Delphi Corporation’s bankruptcy petition; other significant customer bankruptcy filings; restructuring, operational improvement and cost reduction programs currently under review by Methode; the current macroeconomic environment, increasing prices of material and components used by Methode; potential manufacturing plant shut-downs by automotive customers, potential strikes at automotive customers; and significant fluctuations in the demand for certain automobile models. In addition, market growth; operating costs; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission impact our business. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, China, Czech Republic and Germany. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.
     Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:
•	continued customer migration to low-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	rising raw material costs;

•	the deteriorating financial condition of certain of our customers and uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded directly by the automobile manufacturers; and

•	reduced production schedules for domestic automobile manufacturers.
     In response to pricing pressures, we continue to transition to lean manufacturing processes, and invest in and implement techniques, such as flexible automated manufacturing cells, to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, and have transferred several automotive lines and identified additional lines to be transferred from the U.S. to low cost countries.
     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we transferred production from our Singapore facility to our Shanghai, China plant in fiscal 2005. We have added another facility in Shanghai to manufacture bus bar products, which began shipping product in the fourth quarter of fiscal 2006.

     On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi), filed Chapter 11 petitions for bankruptcy. As of the bankruptcy filing date, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables deemed uncollectible as a result of the bankruptcy filing. In May 2006, we sold $4.6 million of our claims against Delphi for their adjusted value of $3.1 million. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired.
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
Business Outlook
     As a result of production cuts recently announced by our domestic automotive customers, automotive segment sales in fiscal 2007 are expected to be below fiscal 2006 sales, however, total consolidated net sales are expected to be at, or modestly above, fiscal 2006 sales levels. We anticipate continued growth in power distribution products with additional increases coming from Asia as well as the joint marketing capability gained from the Cableco acquisition. Sales of automotive products at our Shanghai, China facility are expected to increase from start-up volumes in fiscal 2006, and we also anticipate increased sales of automotive switches at our Malta operation. These increases are expected to be significantly offset by negotiated price reductions and forecasted lower sales from Methode’s traditional North American automotive OEMs along with the Company’s continued transition away from less profitable programs. Sales of sensor pads for passive occupant-detection systems are expected to level off, as the federal requirement to provide passive occupant detection for front passenger airbag deployment on all vehicles became fully effective for the 2006 model year and beyond. In fiscal 2007, Methode expects to incur increased expense for the amortization of stock-based compensation awards.
     On November 27, 2006, the Company notified the employees at its Scotland automotive parts manufacturing facility that the plant would be closing. The Company intends to begin transferring all production lines in its Scotland facility to its automotive parts manufacturing operation in Malta on December 8, 2006. Production in Malta is anticipated to commence after the New Year holiday. Total cost of the transfer is anticipated to be $2.2 million to $2.9million, resulting in a reduction of $0.06 to $0.08 in earnings per share, to be incurred during the second half of the 2007 fiscal year. After the 2007 fiscal year, the Company anticipates that the annual savings from closing the Scotland facility and transferring production to Malta will be approximately $2.5 million.
     Actual results and outcomes may differ materially from what is expressed or forecasted.
Operating Segments
     The Company previously reported three operating segments – Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in four operating segments – Automotive, Interconnect, Power Distribution and Other – commencing with the annual financial statements for the fiscal year ended April 30, 2006. The Company’s segment disclosure included in Note 7, Segment Information reflects the revised reportable segments for all periods presented. In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the revised reportable segments for all periods presented.
Results of Operations
     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.1	0.3	0.2	0.2

	100.1	100.3	100.2	100.2
Costs and expenses:
Cost of products sold	82.2	80.3	81.7	80.2
Selling and administrative expenses	12.2	13.8	12.7	13.6

Income From Operations	5.7	6.2	5.8	6.4
Interest income, net	0.8	0.4	0.8	0.5
Other, net	0.4	0.2	0.1	—

Income Before Income Taxes and Cumulative Effect of Accounting Change	6.9	6.8	6.7	6.9
Income taxes	2.4	2.2	2.4	2.2

Income Before Cumulative Effect of Accounting Change	4.5	4.6	4.3	4.7
Cumulative effect of accounting change	—	—	0.1	—

Net Income	4.5%	4.6%	4.4%	4.7%

     Net Sales. Second quarter consolidated net sales decreased 6.7% to $108.5 million in fiscal 2007 from $116.3 million in fiscal 2006. Consolidated net sales for the six-month period ended October 31, 2006 increased 0.9% to $212.1 million from $210.3 million for the comparable period last year. Customer paid tooling sales were $0.4 million for each of the three-month and six-month periods ended October 31, 2006, compared with $5.2 million and $5.9 million in the three-month and six-month periods of fiscal 2006, respectively. Translation of foreign subsidiary net sales in fiscal 2007 increased reported net sales by $0.8 million in the second quarter of fiscal 2007, or 0.8%, and $1.3 million, or 0.6%, for the six months ended October 31, 2006.
     Automotive segment net sales represented 70.1% and 70.8% of consolidated net sales in the quarter and six months ended October 31, 2006, compared with 76.8% and 75.0% in the comparable periods last fiscal year. Net sales of the Automotive segment decreased 14.8% to $76.1 million in the second quarter of fiscal 2007 from $89.3 million in fiscal 2006. Automotive segment net sales for the six months ended October 31, 2006 decreased 4.7% to 150.2 million from $157.7 million in the same period last fiscal year. The decrease was due to production cutbacks and extended plant shutdowns by our North American automotive customers. Sales by our North American automotive operations decreased 28.0% and 14.6% in the second quarter and six-month period ended October 31, 2006, respectively, while sales of automotive switches in Europe increased 16.4% for the quarter and 14.2% for the six-month period ended October 31, 2006. Sales at our Shanghai automotive facility were up significantly in both the second quarter and six-month period of fiscal 2007 from low start-up volumes in fiscal 2006.
     Interconnect segment net sales represented 16.9% and 17.1% of consolidated net sales in the quarter and six months ended October 31, 2006, compared with 15.9% and 16.9% in the comparable periods last year. Net sales of the Interconnect segment were flat in the second quarter of fiscal 2007 when compared with the second quarter of fiscal 2006 at $18.4 million and increased 2.1% to $36.2 million for the six months ended October 31, 2006 compared with the prior fiscal year six-month period. Increased sales of fiber optic connectors and patch-cords in Europe, and increased sales by our European connector distribution operation in both the quarter and six months ended October 31, 2006 offset sales declines by the balance of the Interconnect segment.
     Power Distribution segment net sales represented 11.1% and 10.4% of consolidated net sales in the quarter and six months ended October 31, 2006, compared with 5.9% and 6.6% in the comparable periods last year. Net sales of the Power Distribution segment increased 74.8% to $12.0 million in the second quarter of fiscal 2007 from $6.9 million in the second quarter of fiscal 2006. Power Distribution segment net sales for the six months ended October 31, 2006 increased 59.6% to 22.0 million from $13.8 million in the same period last year. The sales increase in this segment was due to increased demand for our high-current, flexible-cabling systems and bus bar products for computer peripheral and locomotive applications. In addition, sales of our bus bar facility in Shanghai, which began operations in the last quarter of fiscal 2006, accounted for increased Power Distribution sales of 10.4% in the second quarter and 11.9% in the six-month period ended October 31, 2006.
     Other segment net sales represented 1.8% and 1.7% of consolidated net sales in the quarter and six months ended October 31, 2006, compared with 1.4% and 1.6% in the comparable periods last year. Net sales of the Other segment increased 22.2% in the second quarter fiscal 2007 to $2.0 million from $1.6 million in the second quarter of fiscal 2006. Net sales for the six months ended October 31, 2006 increased 10.1% to $3.7 million from $3.3 million for the same period last year. The increase was due to increased sales of torque sensing products and the penetration of new markets for our independent testing services.
     Other Income. Other income consisted primarily of earnings from our automotive joint venture and, in fiscal 2006, engineering design fees. The decrease in other income in both the quarter and six-month period of fiscal 2007 was primarily due to decreased design fees at our European automotive business.
     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 82.2% in the second quarter and 81.7% in the six-month period of fiscal 2007, compared with 80.3% and 80.2% for the second quarter and the six-month period of fiscal 2006.
     Gross margins on product sales of the Automotive segment decreased to 13.4% and 14.4% in the second quarter and six-month period of fiscal 2007 from 19.6% in each of the comparable periods last year. The majority or the margin decline was the result of volume reductions due to production cutbacks and extended plant shutdowns by our North American automotive customers. Price reductions on our legacy automotive products and increases in the price of our raw materials also contributed to the margin decline. Margins continue to be negatively impacted by production inefficiencies and product launch issues experienced at our Scotland manufacturing facility.
     Gross margins on product sales of the Interconnect segment increased to 27.8% and 29.3% in the second quarter and six-month period of fiscal 2007 from 25.8% for both of the comparable periods last year. The margin improvement was primarily due to improvements at our Shanghai manufacturing facility, which was still in a manufacturing start-up phase in fiscal 2006 and experienced production and quality issues. Margin improvement on our fiber optic data center cabling installations, due to larger installations, was also a contributor to the margin increase.
     Gross margins on product sales of the Power Distribution segment increased to 29.4% and 26.8% in the second quarter and six-month period of fiscal 2007 from 14.2% and 13.4% for the comparable periods last year. Fiscal 2007 margins benefited from the significant increase in sales of flexible-cabling systems and bus bar products, without a comparable increase in fixed manufacturing costs. The margins in fiscal 2006 were adversely impacted by costs associated with the integration of the flexible-cabling business acquisition and the transfer of its manufacturing to our facility in Mexico.
     Gross margins on product sales of the Other segment increased to 25.6% and 23.1% in the second quarter and six-month period of fiscal 2007 from 13.9% and 7.5% for the comparable periods last year. The torque sensing operation has not yet begun to manufacture in significant volumes and experienced negative gross margins in all periods, however sales did increase significantly in fiscal 2007, reducing the negative margins. The first quarter fiscal 2006 included an inventory obsolescence charge for this operation that caused the gross margin for the segment in the six-month period to be unusually low. The test laboratories experienced a margin increase to 39.8%

and 37.4% in the second quarter and six-month period of fiscal 2007 from 32.3% and 34.8% in the comparable periods of fiscal 2006, primarily due to increased sales in fiscal 2007 and the discontinuance electromagnetic compatibility testing services at the end of fiscal 2006.
     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 12.2% and 12.7% for the quarter and six-month period in fiscal 2007, compared to 13.8% and 13.6% for the comparable periods of fiscal 2006. The second quarter of fiscal 2006 included a $3.2 million bad debt provision related to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S. subsidiaries, which represented 2.7% and 1.5% of net sales for the quarter and six-month period ended October 31, 2005, respectively. Excluding this charge, selling and administrative expenses as a percentage of net sales for the second quarter and six months ended October 31, 2006 increased, primarily as a result of higher stock-based compensation expense.
     Interest Income, Net. Interest income, net of interest expense, increased in fiscal 2007, compared with fiscal 2006 due to higher interest rates and higher balances of short-term cash investments.
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
     Income Taxes. The effective income tax rate was 34.3% in the second quarter and 35.8% in the six-month period of fiscal 2007, compared with 32.9% in the second quarter and 32.0% in the six-month period of fiscal 2006. The effective tax rate increased in 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible compensation. The effective tax rates for both fiscal 2007 and 2006 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
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
     We have an agreement with our primary bank for a committed $75 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At October 31, 2006, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     Net cash provided by operations was $26.6 million and $21.4 million in the first six months of fiscal years 2007 and 2006, respectively. The primary factor in the Company’s ability to generate cash from operations is its net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, and amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements. The increase in cash provided by operations in the first six months of fiscal 2007 was largely due to decreased working capital requirements, primarily due to decreased accounts receivables, and prepaid expenses and other current assets. The changes in operating assets and liabilities in the first six months of fiscal 2007 included a refund of temporary withholding taxes associated with our cash repatriation of foreign earnings in fiscal 2006, and proceeds from the sale of a portion of our bankruptcy claim against Delphi.
     Net cash used in investing activities during the first six months was $7.5 million for fiscal 2007 compared to $17.6 million in fiscal 2006. Purchases of plant and equipment were $5.0 million and $11.6 million in fiscal 2007 and 2006, respectively. Plant and equipment expenditures in the first six months of fiscal 2006 included significant amounts to ramp up our new Shanghai manufacturing facilities and to expand our operations in Mexico. Proceeds from the sales of buildings were $0.8 million in the first six months of fiscal 2007 and $1.7 million in the first six months of fiscal 2006. Cash used in investing activities included the final contingent payment related to the acquisition of AST of $2.7 million in fiscal 2007 compared with a $4.6 million payment made in fiscal 2006. Cash used in investing activities in fiscal 2006 also included $2.4 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies.
     Net cash used in financing activities during the first six months in fiscal 2007 was $5.5 million compared with $3.8 million in the comparable period of fiscal 2006. Fiscal 2007 included the purchase of 205,597 shares of our common stock pursuant to a three million-share stock repurchase plan authorized by our board of directors in September 2006. We paid cash dividends of $3.7 million in the first six months of both fiscal 2007 and fiscal 2006, and received proceeds from the exercise of stock options of $0.2 million in the first six months of fiscal 2007 and $0.6 million in the first six months of fiscal 2006. The first six months of fiscal 2006 also included the repurchase of 49,989 shares of the Company’s common stock from the former owners of Cableco in accordance with the terms of the earn-out provision of the Cableco purchase agreement.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.1 million and $0.8 million at October 31, 2006 and April 30, 2006, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view our investments in foreign subsidiaries with functional currencies other than the U.S. dollar as long-term. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $9.9 million at October 31, 2006 and $9.8 million at April 30, 2006.
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
     There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
c)	Purchase of equity securities by the issuer and affiliated purchasers.

				Total Number of	Maximum Number of
	Total			Shares Purchased as	Shares that
	Number of		Average	Part of Publicly	May Yet Be Purchased
	Shares		Price Paid	Announced Plans	Under the Plans or
Period	Purchased		Per Share	or Programs (2)	Programs
August 1, 2006 through August 31, 2006	123	(1)	$8.10	—

September 1, 2006 through September 30, 2006	205,597		9.33	205,597

October 1, 2006 through October 31, 2006	—		—	—

	205,720		$9.33	205,597	2,794,403

(1)	The amount represents shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	On September 15, 2006, the Company announced its plan to repurchase up to 3 million shares of its common stock through April 30, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2006 Annual Stockholders Meeting of the Company was held on September 14, 2006.

(c)	At the Annual Stockholders Meeting, the common stockholders voted on the following uncontested matter.
Election of the below named nominees to the Board of Directors of the Company:

	For	Withheld
Warren L. Batts	34,685,808	61,897
J. Edward Colgate	34,688,296	59,409
Darren M. Dawson	34,688,296	59,409
Donald W. Duda	34,686,976	60,729
Isabelle C. Goossen	34,686,354	61,351
Christopher J. Hornung	34,687,618	60,087
Paul G. Shelton	34,688,466	59,239
Lawrence B. Skatoff	34,687,391	60,314
George S. Spindler	34,688,326	59,379

ITEM 6. EXHIBTS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.
By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

Dated: December 7, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350