Form 10-Q
period 2007-01-27
METHODE ELECTRONICS INC
filed 2007-03-02
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 27, 2007
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
Yes ☐           No ☑
     At February 15, 2007, Registrant had 36,559,266 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 27, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 27,	April 29,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,979	$81,646
Accounts receivable, net	61,620	74,223
Inventories:
Finished products	10,719	8,859
Work in process	24,956	27,503
Materials	10,529	9,319

	46,204	45,681
Deferred income taxes	6,342	7,207
Prepaid expenses and other current assets	7,928	12,515

TOTAL CURRENT ASSETS	230,073	221,272

PROPERTY, PLANT AND EQUIPMENT	276,824	269,188
Less allowance for depreciation	193,593	178,691

	83,231	90,497

GOODWILL	30,125	28,893
INTANGIBLE ASSETS, net	14,175	17,540
OTHER ASSETS	19,757	16,381

	$377,361	$374,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$34,217	$41,581
Other current liabilities	32,234	32,622

TOTAL CURRENT LIABILITIES	66,451	74,203

OTHER LIABILITIES	4,622	4,344
DEFERRED COMPENSATION	4,028	4,327
SHAREHOLDERS’ EQUITY
Common stock (shares issued January 27, 2007 – 37,181,956; April 29, 2006 – 37,700,484)	18,591	18,850
Unearned common stock issuances	(4,517)	(9,132)
Additional paid in capital	57,554	59,411
Retained earnings	223,433	215,072
Accumulated other comprehensive income	12,654	11,039
Treasury stock (January 27, 2007 – 625,342 shares; April 29, 2006 - 419,745 shares)	(5,455)	(3,531)

	302,260	291,709

	$377,361	$374,583

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
INCOME
Net sales	$105,412	$95,050	$317,499	$305,318
Other	686	103	1,020	661

	106,098	95,153	318,519	305,979

COSTS AND EXPENSES
Cost of products sold	85,334	78,065	258,537	246,737
Restructuring costs	1,861	—	1,861	—
Selling and administrative expenses	12,910	12,746	39,939	41,368

	100,105	90,811	300,337	288,105

Income from operations	5,993	4,342	18,182	17,874

Interest income, net	1,056	647	2,778	1,655
Other, net	(335)	(719)	(9)	(625)

Income before income taxes and cumulative effect of accounting change	6,714	4,270	20,951	18,904
Income taxes	2,010	1,460	7,100	6,145

Income before cumulative effect of accounting change	4,704	2,810	13,851	12,759
Cumulative effect of accounting change, after income taxes of $28	—	—	101	—

NET INCOME	$4,704	$2,810	$13,952	$12,759

Basic and diluted earnings per common share
Income before cumulative effect of accounting change	$0.13	$0.08	$0.38	$0.35
Net income	0.13	0.08	0.38	0.35

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average number of common shares outstanding:
Basic	36,193	36,264	36,260	36,250
Diluted	36,562	36,413	36,528	36,451
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	January 27,	January 28,
	2007	2006

OPERATING ACTIVITIES
Net income	$13,952	$12,759
Provision for depreciation	14,103	13,277
Amortization of intangibles	3,576	4,184
Amortization of stock awards and stock options	2,138	1,777
Provision for losses on accounts receivable	93	3,150
Deferred income taxes	(325)	(3,404)
Non-cash impact of currency translation adjustment	(491)	—
Changes in operating assets and liabilities	11,188	(10,313)
Other	371	318

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,605	21,748

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,365)	(14,689)
Proceeds from sale of building	800	1,712
Acquisitions of businesses	(2,678)	(5,127)
Acquisitions of technology licenses	—	(2,402)
Other	(2,016)	(452)

NET CASH USED IN INVESTING ACTIVITIES	(10,259)	(20,958)

FINANCING ACTIVITIES
Options exercised	263	598
Dividends	(5,592)	(5,600)
Repurchase of common stock	(3,059)	(1,664)

NET CASH USED IN FINANCING ACTIVITIES	(8,388)	(6,666)

Effect of foreign exchange rate changes on cash	375	(1,887)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,333	(7,763)

Cash and cash equivalents at beginning of period	81,646	87,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,979	$79,379

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
January 27, 2007
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 27, 2007 are not necessarily indicative of the results that may be expected for the year ending April 28, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2006.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
     The following table presents details of the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006

Net income	$4,704	$2,810	$13,952	$12,759
Translation adjustment	583	1,315	1,615	(4,095)

	$5,287	$4,125	$15,567	$8,664

2. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008 and is in the process of determining any potential impact to the financial statements.
     In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” was issued. SFAS No. 123(R) requires stock-based compensation to be measured based on the grant date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) at the beginning of fiscal year 2007. See Note 6 for the impact to the financial statements.
3. RESTRUCTURING
     In the third quarter of fiscal 2007, the Company closed its Scotland automotive parts manufacturing plant and transferred all production lines from that facility to its automotive parts manufacturing operation in Malta. The Company recorded charges of $2,352 related to the closing and transfer of operations, consisting of involuntary severance of $1,359 for termination of 140 employees, equipment moving and installation costs of $667, Provision for the permanent impairment of assets of $174, and professional fees and lease and other obligations of $152, reduced by a cumulative currency translation credit of $491.
     Accrued expenses related to restructuring included in other current liabilities in the Condensed Consolidated Balance Sheets, all of which are expected to be paid by the end of fiscal 2007, were:

Involuntary severance	$252
Professional fees	59
Other	27

$338

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
4. GOODWILL AND INTANGIBLE ASSETS
     In connection with the acquisition of the high-current flexible cabling systems products in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. The increase in goodwill from April 29, 2006 to January 27, 2007 represents the earned portion of such contingent consideration. Additional goodwill of up to $4,517 may result from future contingent payments for this acquisition.
     The following tables present details of the Company’s intangible assets:

	January 27, 2007
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,871	$13,297	$6,574
Patents and technology licenses	12,146	4,637	7,509
Covenants not to compete	2,230	2,138	92

Total	$34,247	$20,072	$14,175

	April 29, 2006
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$19,859	$10,753	$9,106
Patents and technology licenses	11,945	3,776	8,169
Covenants not to compete	2,230	1,965	265

Total	$34,034	$16,494	$17,540

     At January 27, 2007, the intangible asset for customer relationships and agreements includes $3,435 of net value assigned to a supply agreement with Delphi Corporation, acquired in the Company’s acquisition of the passive occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition filed October 8, 2005. The Company continues to supply product to Delphi post-petition pursuant to this supply agreement and has determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for the year and each of the four succeeding fiscal years is as follows:

2007	$4,576
2008	3,796
2009	1,929
2010	1,872
2011	1,578
5. INCOME TAXES
     The effective income tax rate was 29.9% in the third quarter and 33.9% in the nine-month period of fiscal 2007 compared with 34.2% in the third quarter and 32.5% in the nine-month period of fiscal 2006. The tax provision in the third quarter of both fiscal 2007 and 2006 included credits for reduction of the income tax contingency reserve due to elimination of tax contingencies associated with tax years for which the statute of limitation expired in the respective third quarter. The impact of the income tax contingency reserve adjustment reduced the effective income tax rate for the fiscal 2007 third quarter and nine-month period by 6.0 percentage points and 1.9 percentage points, respectively, and the fiscal 2006 third quarter and nine-month period by 17.6 percentage points and 4.0 percentage points, respectively. The effective rate for the third quarter of fiscal 2007 was also positively impacted by a tax planning strategy implemented during the quarter which required the Company to partially reduce a valuation allowance for potentially non-deductible compensation that was established earlier in the year. The effective tax rate for the nine-month period of fiscal 2007 increased primarily due to the establishment of the valuation allowance for potentially non-deductible compensation. The effective rates for both fiscal 2007 and 2006 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the nine-month periods presented:

	Nine Months Ended
	January 27,	January 28,
	2007	2006
Balance at the beginning of the period	37,700,484	37,481,192
Repurchased and retired	(96,467)	(141,550)
Options exercised	37,893	75,819
Restricted stock awards vested	4,003	—
Restricted stock awards granted, less forfeitures	—	288,976
Reversal of unvested restricted stock awards upon adoption of SFAS No. 123(R)	(463,957)	—

Balance at the end of the period	37,181,956	37,704,437

     In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires the Company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2007, the Company had accounted for its stock-based compensation awards pursuant to
     Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the Company had an exercise price equal to the market value of the underlying common stock on the option grant date.
     The Company elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in fiscal 2007, compensation expense recognized will include: (a) expense for all share-based payments granted prior to, but not yet vested, as of April 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to April 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As permitted under the modified prospective transition method, the Company has not restated prior period results. As a result, certain components of the Company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2008, the anniversary of the adoption of SFAS No. 123(R).
     The Company has three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan (“the Plans”). The Plans provide the Company a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. Unexercised stock options granted under the Plans through January 27, 2007 vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years. Prior to fiscal 2007, the Company used the intrinsic value method to value all stock options issued under the Plans and therefore recorded no compensation expenses for these stock options. At the start of fiscal 2007, the Company had 194,076 unvested stock options outstanding under the Plans. Beginning in fiscal 2007, the Company has recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. In the third quarter and first nine months of fiscal 2007, the Company recognized pre-tax compensation expense of $18 and $87, respectively, and anticipates that it will recognize compensation expense of $104 for these options in fiscal 2007 and $12 in fiscal 2008. At January 27, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $29.
     No options were granted under the Plans since the first quarter of fiscal 2005. The weighted-average estimated fair value of options granted during fiscal 2005 was $5.34. The fair value of each unvested option was

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	3.9%
Expected option life in years	6.0
Expected volatility	52.3%
Dividend yield	1.7%
     The risk free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life was based on the average life of outstanding options. The estimated volatility was calculated based only on historical stock price volatility. The Company used an expected dividend yield based upon the relationship of the Company’s historical dividend to the market price at the date of the grant. Starting in fiscal 2007, the Company has used an estimated forfeiture rate of 6% based on historical data. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.
     The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options for the three-month and nine-month periods ended January 28, 2006:

	Three Months Ended	Nine Months Ended
	January 28, 2006	January 28, 2006
Net income:
As reported	$2,810	$12,759
Add stock-based compensation expense included in earnings, net of tax	605	1,168
Less total stock-based compensation expense determined under fair value based method for all awards, net of tax	(651)	(1,362)

Pro forma	$2,764	$12,565

Basic and diluted earnings per share:
As reported	$0.08	$0.35
Pro forma	0.08	0.35
     The following tables summarizes the stock option activity and related information for the nine months ended January 27, 2007:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 29, 2006	1,657,699	$10.38
Exercised	(37,893)	6.96
Forfeited	(126,440)	11.39

Outstanding at January 27, 2007	1,493,366	10.38

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued

Options Outstanding at January 27, 2007				Exercisable Options at January 27, 2007
		Wtd. Avg.	Avg.		Wtd. Avg.	Avg.
Range of		Exercise	Remaining		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$5.12 - $7.69	289,842	$6.45	3.6	289,842	$6.45	3.6
$8.08 - $11.64	838,864	10.48	4.2	786,781	10.41	4.2
$12.11- $17.66	364,660	13.29	3.3	364,660	13.29	3.3

	1,493,366	10.38	3.8	1,441,283	10.34	3.9

     The aggregate intrinsic value for all options outstanding at January 27, 2007 was $1,907.
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
     Pursuant to the Plans, the Company has also granted restricted stock awards (RSAs) to officers, key employees and directors. In the nine months ended January 27, 2007, 240,840 performance-based and 75,550 time-based RSAs were awarded. Prior to fiscal 2007, 288,925 performance-based and 292,930 time-based RSAs were awarded. Of the time-based RSAs, 288,480 vest in three equal annual installments and 80,000 cliff-vest after three years, provided the recipient remains an employee or director of the Company. The performance-based RSAs awarded to senior management cliff-vest after three years if the recipient remains employed by the Company until that date and the Company has met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to be voted and to payment of dividends.
     In December 2006, the award agreements granting RSAs to the Company’s CEO in fiscal 2005 were amended to convert 50,000 performance-based and 50,000 time-based RSAs into restricted stock units (RSUs). The RSUs are subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the RSUs are not payable until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of the Company’s fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code. All further discussion of RSAs in this report includes the RSUs described above.
     The fair value of the RSAs is recorded as compensation expense ratably over the vesting period, except for RSAs issued to retirement-eligible participants, which are recognized on an accelerated basis. The fair value of all RSAs is equal to the market value of the Company’s common stock on the date of the grant. Prior to adoption of SFAS No. 123(R), the fair value of the performance-based RSAs was equal to the market value of the Company’s common stock as of the latest balance sheet date. The change to grant-date fair value for the performance-based RSAs decreased compensation expense by $111 for the three-month period and decreased compensation expense by $70 for the nine-month period ended January 27, 2007.
     In order to calculate compensation expense, SFAS No. 123(R) requires expense to be adjusted for an estimated forfeiture factor. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all RSAs would vest and expense was adjusted when RSAs were forfeited. This change resulted in a reduction of compensation expense related to unvested RSAs at April 29, 2006 of $129, which has been reflected as a cumulative effect of an accounting change in the income statement for the nine months ended January 27, 2007. The Company recognized pre-tax compensation expense for RSAs of $657 and $2,058 in the three-month and nine-month periods ended January 27, 2007, respectively, and $773 and $1,777 in the three-month and nine-month periods ended January 28, 2006, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
     The following table summarizes the RSA activity for the nine months ended January 27, 2007:

Shares
Unvested at April 29, 2006	471,957
Awarded	316,390
Released	(4,003)
Forfeited	(16,427)

Unvested at January 27, 2007	767,917

     The table below shows the Company’s unvested RSAs at January 27, 2007:

				Probable	Target
				Unearned	Unearned
Grant			Wtd.	Compensation	Compensation
Fiscal			Avg.	Expense at	Expense at
Year	RSAs	Vesting Period	Value	January 27, 2007	January 27, 2007
2005	37,116	3-year equal annual installments	$11.22	$37	$37
2005	154,700	3-year cliff	11.34	157	157
2006	56,786	3-year equal annual installments	12.30	175	175
2006	203,625	3-year cliff	12.41	1,028	1,079
2007	74,850	3-year equal annual installments	7.75	269	269
2007	240,840	3-year cliff	7.78	1,129	1,199
     At January 27, 2007, the aggregate unvested RSAs had a weighted average fair value of $10.23, and a weighted average vesting period of 15 months.
     In connection with the performance-based RSAs, the Company agreed to pay each recipient a cash bonus if the Company meets certain additional financial targets, which shall be measured as of the vesting date. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s RSAs described in the paragraphs above by the closing price of Methode’s common stock as of the vesting date. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of the Company’s common stock as of the latest balance sheet date, if such targets are being met as of the latest balance sheet date. As of January 27, 2007, the Company was meeting certain of these additional financial targets and, accordingly, compensation expense related to the cash bonus on RSAs has been accrued as a liability.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
7. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
Numerator — net income	$4,704	$2,810	$13,952	$12,759

Denominator (in thousands):
Denominator for basic earnings per share — weighted-average shares	36,193	36,264	36,260	36,250
Dilutive potential common shares- employee stock awards and options	369	149	268	201

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	36,562	36,413	36,528	36,451

Basic and diluted earnings per share:
Income before cumulative effect of accounting change	$0.13	$0.08	$0.38	$0.35
Net income	0.13	0.08	0.38	0.35
     Options to purchase 687,303 shares of common stock at a weighted-average exercise price of $12.42 per share were outstanding at January 27, 2007, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
8. SEGMENT INFORMATION
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
     The Company previously reported three operating segments – Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management determined to begin reporting in four operating segments – Automotive, Interconnect, Power Distribution and Other – commencing with the annual financial statements for the fiscal year ended April 29, 2006. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.
     The Automotive segment supplies electronic and electromechanical devices and related products to automobile OEMs, either directly or through their Tier 1 suppliers, including control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components. In the third quarter of fiscal 2007, the results of the Automotive segment include the $1,861 restructuring charge described in Note 3.
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
8. SEGMENT INFORMATION — Continued
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended April 29, 2006. The Company allocates resources to and evaluates performance of its segments based on operating income. Transfers between segments are recorded using internal transfer prices set by the Company.
     The table below presents information about the Company’s reportable segments:

	Three Months Ended January 27, 2007

			Power
	Automotive	Interconnect	Distribution	Other	Eliminations	Consolidated
Net sales	$72,197	$19,990	$11,627	$2,040	$442	$105,412
Transfers between segments	—	(206)	(216)	(20)	(442)	—

Net sales to unaffiliated customers	$72,197	$19,784	$11,411	$2,020	$—	$105,412

Segment income (loss)	$3,976	$2,527	$2,642	$(43)		$9,102

Corporate expenses, net						(2,388)

Income before income taxes and cumulative effect of accounting change						$6,714

	Three Months Ended January 28, 2006
			Power
	Automotive	Interconnect	Distribution	Other	Eliminations	Consolidated
Net sales	$71,372	$14,861	$7,490	$1,669	$342	$95,050
Transfers between segments	—	(305)	(1)	(36)	(342)	—

Net sales to unaffiliated customers	$71,372	$14,556	$7,489	$1,633	$—	$95,050

Segment income (loss)	$6,386	$295	$741	$(207)		$7,215

Corporate expenses, net						(2,945)

Income before income taxes and cumulative effect of accounting change						$4,270

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollar amounts in thousands, except per share data)
8. SEGMENT INFORMATION – Continued

	Nine Months Ended January 27, 2007
			Power
	Automotive	Interconnect	Distribution	Other	Eliminations	Consolidated
Net sales	$222,427	$56,754	$33,729	$5,783	$1,194	$317,499
Transfers between segments	—	(788)	(318)	(88)	(1,194)	—

Net sales to unaffiliated customers	$222,427	$55,966	$33,411	$5,695	$—	$317,499

Segment income (loss)	$16,253	$6,466	$6,895	$(232)		$29,382

Corporate expenses, net						(8,431)

Income before income taxes and cumulative effect of accounting change						$20,951

	Nine Months Ended January 28, 2006
			Power
	Automotive	Interconnect	Distribution	Other	Eliminations	Consolidated
Net sales	$229,074	$51,097	$21,280	$5,109	$1,242	$305,318
Transfers between segments	—	(1,096)	(8)	(138)	(1,242)	—

Net sales to unaffiliated customers	$229,074	$50,001	$21,272	$4,971	$—	$305,318

Segment income (loss)	$24,187	$4,305	$1,302	$(933)		$28,861

Corporate expenses, net						(9,957)

Income before income taxes and cumulative effect of accounting change						$18,904

9. CONTINGENCIES
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
10. SUBSEQUENT EVENT
     As of March 1, 2007, the Company acquired one hundred percent of the member interest of TouchSensor Technologies, LLC from Gemtron Corporation for $65,000 in cash and assumed liabilities. TouchSensor is the North American market leader in solid-state, field-effect switching. Using its patented technology, TouchSensor designs and manufactures touch-sensitive user interface panels found on products such as home appliances, exercise equipment, electronic bath/shower controls, commercial beverage dispensers and automobiles

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement
     Certain statements in this report including under “Business Outlook” below, are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. The Company’s results will be subject to many of the same risks that apply to the automotive, computer, telecommunications and appliance industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include significant customer bankruptcy filings; restructuring, operational improvement and cost reduction programs currently under review by Methode; the current macroeconomic environment; increasing prices of material and components used by Methode; potential manufacturing plant shut-downs by automotive customers; potential strikes at automotive customers; and significant fluctuations in the demand for certain automobile models. In addition, market growth, operating costs, currency exchange rates and devaluations, delays in development, production and marketing of new products, and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission impact our business. Any of these factors could cause our actual results to differ materially from those described in the forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, China, Czech Republic and Germany. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2006.
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
     In response to pricing pressures, we continue to transition to lean manufacturing processes, and invest in and implement techniques, such as flexible automated manufacturing cells, to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, transferred several automotive lines from the U.S. to low cost countries and have established Interconnect and Power Distribution manufacturing operations in a low cost country.

     On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi), filed Chapter 11 petitions for bankruptcy. As of the bankruptcy filing date, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables deemed uncollectible as a result of the bankruptcy filing. In May 2006, we sold $4.6 million of our unsecured claims against Delphi for their adjusted value of $3.1 million. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired.
Business Outlook
     As a result of production cuts by our domestic automotive customers, automotive segment sales in fiscal 2007 are expected to be below fiscal 2006 sales, however, total consolidated net sales are expected to be modestly above fiscal 2006 sales levels. We anticipate continued growth in power distribution products with additional increases coming from Asia as well as from our fiscal 2005 acquisition of our high-current flexible-cabling systems business. Sales of automotive products at our Shanghai, China facility have increased from start-up volumes in fiscal 2006, and we also anticipate increased sales of automotive switches at our Malta operation. These increases are expected to be significantly offset by negotiated price reductions and forecasted lower sales from Methode’s traditional North American automotive OEMs along with the Company’s continued transition away from less profitable programs. Sales of sensor pads for passive occupant-detection systems are expected to level off, as the federal requirement to provide passive occupant detection for front passenger airbag deployment on all vehicles became fully effective for the 2006 model year and beyond.
     As of March 1, 2007, the Company acquired one hundred percent of the member interest of TouchSensor Technologies, LLC from Gemtron Corporation for $65 million in cash and assumed liabilities. TouchSensor is the North American market leader in solid-state, field-effect switching. Using its patented technology, TouchSensor designs and manufactures touch-sensitive user interface panels found on products such as home appliances, exercise equipment, electronic bath/shower controls, commercial beverage dispensers and automobiles. TouchSensor’s trailing twelve months sales were approximately $38 million and are expected to grow significantly over the next twelve months with newly booked business between $14 million and $16 million. In the solid-state switch market, which is expected to grow in excess of 25 percent each year for the next several years, TouchSensor is ideally positioned to achieve double-digit compounded annual sales growth for at least the next five years. This transaction is anticipated to be accretive to Methode’s fiscal year 2008 earnings.
     During December 2006 and January 2007, the Company closed its Scotland automotive parts manufacturing plant and transferred all production lines from that facility to its automotive parts manufacturing facility in Malta, and recorded restructuring charges of $1.9 million. Additional charges in the fourth quarter of fiscal 2007 related to this restructuring are not expected to be material. After the 2007 fiscal year, the Company anticipates that the annual savings from closing the Scotland facility and transferring production to Malta will be approximately $2.5 million.
     Actual results and outcomes may differ materially from what is expressed or forecasted.
Operating Segments
     The Company previously reported three operating segments – Electronic, Optical and Other. Management has realigned certain executive responsibilities and has changed the way it views the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in four operating segments – Automotive, Interconnect, Power Distribution and Other – commencing with the annual financial statements for the fiscal year ended April 29, 2006. The Company’s segment disclosure included in Note 8, Segment Information, reflects the revised reportable segments for all periods presented. In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the revised reportable segments for all periods presented.

Results of Operations
     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Jan. 27,	Jan. 28,	Jan. 27,	Jan. 28,
	2007	2006	2007	2006
Income:
Net sales	100.0%	100.0%	100.0%	100.0%
Other	0.7	0.1	0.3	0.2

	100.7	100.1	100.3	100.2

Costs and expenses:
Cost of products sold	81.0	82.1	81.4	80.8
Restructuring charges	1.8	—	0.6	—
Selling and administrative expenses	12.2	13.4	12.6	13.6

Income From Operations	5.7	4.6	5.7	5.8
Interest income, net	1.0	0.7	0.9	0.6
Other, net	(0.3)	(0.8)	—	(0.2)

Income Before Income Taxes and Cumulative Effect of Accounting Change	6.4	4.5	6.6	6.2
Income taxes	1.9	1.5	2.2	2.0

Income Before Cumulative Effect of Accounting Change	4.5	3.0	4.4	4.2
Cumulative effect of accounting change	—	—	—	—

Net Income	4.5%	3.0%	4.4%	4.2%

     Net Sales. Third quarter consolidated net sales increased 10.9% to $105.4 million in fiscal 2007 from $95.1 million in fiscal 2006. Consolidated net sales for the nine-month period ended January 27, 2007 increased 4.0% to $317.5 million from $305.3 million for the comparable period last year. Customer paid tooling sales were $0.8 million and $1.2 million for the three-month and nine-month periods ended January 27, 2007, compared with $2.9 million and $8.8 million in the three-month and nine-month periods of fiscal 2006, respectively. Translation of foreign subsidiary net sales in fiscal 2007 increased reported net sales by $1.7 million in the third quarter of fiscal 2007, or 1.6%, and $3.0 million, or 0.9%, for the nine months ended January 27, 2007.
     Automotive segment net sales represented 68.5% and 70.1% of consolidated net sales in the quarter and nine months ended January 27, 2007, compared with 75.1% and 75.0% in the comparable periods last fiscal year. Net sales of the Automotive segment increased 1.2% to $72.2 million in the third quarter of fiscal 2007 from $71.4 million in fiscal 2006. Automotive segment net sales for the nine months ended January 27, 2007 decreased 2.9% to $222.4 million from $229.1 million in the same period last fiscal year. Sales by our North American automotive operations decreased 9.6% and 13.1% in the third quarter and nine-month period ended January 27, 2007, respectively, while sales of automotive switches in Europe increased 10.3% for the quarter and 12.8% for the nine-month period ended January 27, 2007. The decrease in North America was due to customer production cutbacks and extended customer plant shutdowns. The increase in net sales of switches in Europe was primarily due to new products reaching full production volumes and was achieved while closing our automotive plant in Scotland and moving its production to our Malta facility. Sales at our Shanghai automotive facility were up significantly in both the third quarter and nine-month period of fiscal 2007 from low start-up volumes in fiscal 2006.
     Interconnect segment net sales represented 18.8% and 17.6% of consolidated net sales in the quarter and nine months ended January 27, 2007, compared with 15.3% and 16.4% in the comparable periods last year. Net sales of the Interconnect segment increased 35.9% to $19.8 million in the third quarter of fiscal 2007 when compared with the third quarter of fiscal 2006 at $14.6 million and increased 11.9% to $56.0 million for the nine months ended January 27, 2007 compared with the prior fiscal year nine-month period. Sales of custom installations of fiber optic cable assemblies to data centers are project based and subject to large quarter to quarter swings in activity. In the third quarter of fiscal 2007, we had several large installations while the third quarter of 2006 had no large installation projects, which accounted for $2.6 million of the quarter over quarter increase. Fiscal 2007 net sales were also boosted by increased sales of fiber optic connectors and patch cords in Europe, and increased sales by our European connector distribution operation in both the quarter and nine months ended January 27, 2007. Third quarter fiscal 2006 sales were reduced by the temporary suspension of shipments of our small form-factor pluggable transceiver product to a large customer for a design change. Sales at our Shanghai connector facility were up significantly in both the third quarter and nine-month period of fiscal 2007 from low start-up volumes in fiscal 2006.
     Power Distribution segment net sales represented 10.8% and 10.5% of consolidated net sales in the quarter and nine months ended January 27, 2007, compared with 7.9% and 7.0% in the comparable periods last year. Net sales of the Power Distribution segment increased 52.4% to $11.4 million in the third quarter of fiscal 2007 from $7.5 million in the third quarter of fiscal 2006. Power Distribution segment net sales for the nine months ended January 27, 2007 increased 57.1% to $33.4 million from $21.3 million in the same period last year. The sales increase in this segment was due to increased demand for our high-current, flexible-cabling systems and bus bar products for computer peripheral and locomotive applications. In addition, sales of our bus bar facility in Shanghai, which began operations in the last quarter of fiscal 2006, accounted for increased Power Distribution sales of 8.0% in the third quarter and 10.5% in the nine-month period ended January 27, 2007.
     Other segment net sales represented 1.9% and 1.8% of consolidated net sales in the quarter and nine months ended January 27, 2007, compared with 1.7% and 1.6% in the comparable periods last year. Net sales of the Other segment increased 23.7% in the third quarter fiscal 2007 to $2.0 million from $1.6 million in the third quarter of fiscal 2006. Net sales for the nine months ended January 27, 2007 increased 14.6% to $5.7 million from $5.0 million for the same period last year. The increase was due to increased sales of torque sensing products and the penetration of new markets for our independent testing services.
     Other Income. Other income consisted primarily of earnings from our automotive joint venture, engineering design fees and royalties. Fiscal 2007 had increases from all three of these revenue sources.
     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 81.0% in the third quarter and 81.4% in the nine-month period of fiscal 2007, compared with 82.1% and 80.8% for the third quarter and the nine-month period of fiscal 2006.
     Gross margins on product sales of the Automotive segment decreased to 13.7% and 14.2% in the third quarter and nine-month period of fiscal 2007 from 16.8% and 18.7% for the comparable periods last year. The majority of the margin decline was the result of volume reductions due to production cutbacks and extended plant shutdowns by our North American automotive customers. Price reductions on our legacy automotive products and increases in the price of our raw materials also contributed to the margin decline.
     Gross margins on product sales of the Interconnect segment increased to 31.7% and 30.0% in the third quarter and nine-month period of fiscal 2007 from 22.9% and 24.8% for the comparable periods last year. The margin improvement was primarily due to improvements at our Shanghai manufacturing facility, which was still in a manufacturing start-up phase in fiscal 2006 and experienced production and quality issues. Margin gains on our fiber optic data center cabling installations, due to larger installations, was also a contributor to the margin improvement.
     Gross margins on product sales of the Power Distribution segment increased to 30.7% and 28.1% in the third quarter and nine-month period of fiscal 2007 from 18.3% and 15.1% for the comparable periods last year. Fiscal 2007 margins benefited from the significant increase in sales of flexible-cabling systems and bus bar products, without a comparable increase in fixed manufacturing costs. The margins in fiscal 2006 were adversely impacted by costs associated with the integration of the flexible-cabling business acquisition and the transfer of its manufacturing to our facility in Mexico.

     Gross margins on product sales of the Other segment increased to 22.9% and 23.0% in the third quarter and nine-month period of fiscal 2007 from 21.7% and 12.2% for the comparable periods last year. The torque sensing operation has not yet begun to manufacture in significant volumes and experienced negative gross margins in all periods, however sales did increase significantly in fiscal 2007, reducing the negative margins. The first quarter fiscal 2006 included an inventory obsolescence charge for this operation that caused the gross margin for the segment in the nine-month period to be unusually low. The test laboratories margin improvement gained by the discontinuance of electromagnetic compatibility testing services at the end of fiscal 2006 was offset by the cost of quality issues experienced in the third quarter of fiscal 2007.
     Restructuring costs. Restructuring costs in the third quarter of fiscal 2007 represent the costs related to the closing of our Scotland automotive plant and moving its production to our Malta facility as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The savings from closing the Scotland facility and transferring production to Malta are expected to be approximately $2.5 million in fiscal 2008.
     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 12.2% and 12.6% for the third quarter and nine-month period of fiscal 2007, compared to 13.4% and 13.6% for the comparable periods of fiscal 2006. The third quarter of fiscal 2006 had increased expense for stock-based compensation due to a 20% increase in the market price of our common stock in the quarter. With the adoption of FASB 123(R) in fiscal 2007, the Company has less stock-based compensation with variable accounting, which are subject to swings in the market value of its common stock. The second quarter of fiscal 2006 included a $3.2 million bad debt provision related to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S. subsidiaries, which represented 1.0% of net sales for the nine-month period ended January 28, 2006.
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
     Income Taxes. The effective income tax rate was 29.9% in the third quarter and 33.9% in the nine-month period of fiscal 2007 compared with 34.2% in the third quarter and 32.5% in the nine-month period of fiscal 2006. The tax provision in the third quarter of both fiscal 2007 and 2006 included credits for reduction of the income tax contingency reserve due to elimination of tax contingencies associated with tax years for which the statute of limitation expired in the respective third quarter. The impact of the income tax contingency reserve adjustment reduced the effective income tax rate for the fiscal 2007 third quarter and nine-month period by 6.0 percentage points and 1.9 percentage points, respectively, and the fiscal 2006 third quarter and nine-month period by 17.6 percentage points and 4.0 percentage points, respectively. The effective rate for the third quarter of fiscal 2007 was also positively impacted by a tax planning strategy implemented during the quarter which required the Company to partially reduce a valuation allowance for potentially non-deductible compensation that was established earlier in the year. The effective tax rate for the nine-month period of fiscal 2007 increased primarily due to the establishment of the valuation allowance for potentially non-deductible compensation. The effective rates for both fiscal 2007 and 2006 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries.
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
     We have an agreement with our primary bank for a committed $75 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At January 27, 2007, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     Net cash provided by operations was $44.6 million and $21.7 million in the first nine months of fiscal years 2007 and 2006, respectively. The primary factor in the Company’s ability to generate cash from operations is its net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, and amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements. The increase in cash provided by operations in the first nine months of fiscal 2007 was largely due to decreased working capital requirements, primarily due to decreased accounts receivables, and prepaid expenses and other current assets. The changes in operating assets and liabilities in the first nine months of fiscal 2007 included a refund of temporary withholding taxes associated with our cash repatriation of foreign earnings in fiscal 2006, and proceeds from the sale of a portion of our bankruptcy claim against Delphi.
     Net cash used in investing activities during the first nine months was $10.3 million for fiscal 2007 compared to $21.0 million in fiscal 2006. Purchases of plant and equipment were $6.4 million and $14.7 million in fiscal 2007 and 2006, respectively. Plant and equipment expenditures in the first nine months of fiscal 2006 included significant amounts to ramp up our new Shanghai manufacturing facilities and to expand our operations in Mexico. Proceeds from the sales of buildings were $0.8 million in the first nine months of fiscal 2007 and $1.7 million in the first nine months of fiscal 2006. Cash used in investing activities in fiscal 2007 included $2.7 million for the final contingent payment related to the acquisition of our passive occupant detection system business compared with a $4.6 million payment made in fiscal 2006. Cash used in investing activities in fiscal 2006 included $2.4 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies.
     Net cash used in financing activities during the first nine months in fiscal 2007 was $8.4 million compared with $6.7 million in the comparable period of fiscal 2006. Fiscal 2007 included the purchase of 205,597 shares of our common stock pursuant to a three million-share stock repurchase plan authorized by our board of directors in September 2006, and the repurchase of 95,420 shares from the former owners of Cableco in accordance with the terms of the earn-out provision of the Cableco purchase agreement. The first nine months of fiscal 2006 included the repurchase of 49,989 shares of the Company’s common stock from the former owners of Cableco. We paid cash dividends of $5.6 million in the first nine months of both fiscal 2007 and fiscal 2006, and received proceeds from the exercise of stock options of $0.3 million and $0.6 million in the first nine months of fiscal 2007 and 2006, respectively.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.2 million and $0.8 million at January 27, 2007 and April 29, 2006, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view our investments in foreign subsidiaries with functional currencies other than the U.S. dollar as long-term. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $10.3 million at January 27, 2007 and $9.8 million at April 29, 2006.

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
     There have been no changes in our internal control over financial reporting during the quarter ended January 27, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     c) Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs

October 29, 2006 through November 25, 2006	3,169	$10.66	—

November 26, 2006 through December 30, 2006	95,420	11.79	—

December 31, 2006 through January 27, 2007	—	—	—

	98,589	$11.75	—	2,794,403

(1)	The amount represents the repurchase of 95,420 shares of the Company’s common stock from the sellers of Cableco Technologies in accordance with the terms of the earn-out provision, and 3,169 shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	On September 14, 2006, the Company adopted a plan to repurchase up to 3 million shares of its common stock through April 30, 2008.
ITEM 6. EXHIBTS

Exhibit
Number	Description
10	First Amendment to Methode Electronics, Inc. 2000 Stock Plan

10.1	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance-Based) between Donald W. Duda and the Registrant

10.2	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) between Donald W. Duda and the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.
By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

Dated: March 2, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
10	First Amendment to Methode Electronics, Inc. 2000 Stock Plan

10.1	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance-Based) between Donald W. Duda and the Registrant

10.2	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) between Donald W. Duda and the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350