Form 10-K
period 2007-04-28
METHODE ELECTRONICS INC
filed 2007-07-12
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 28, 2006, based upon the average of the closing bid and asked prices on that date as reported by Nasdaq was $366.5 million.
     Registrant had 37,860,712 shares of common stock, $0.50 par value outstanding as of July 2, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the annual shareholders meeting to be held September 13, 2007 are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.
FORM 10-K
April 28, 2007

PART I
Item 1. Business
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.
     We manufacture component devices worldwide for Original Equipment Manufacturers (“OEMs”) of automobiles, information processing and networking equipment, voice and data communication systems, consumer electronics, appliances, aerospace vehicles and industrial equipment. Our products employ electronic and optical technologies to control and convey signals through sensors, interconnections and controls.
     On March 1, 2007, we acquired TouchSensor Technologies, L.L.C. (“TouchSensor”) from Gemtron Corporation for $65 million. TouchSensor is now a wholly-owned subsidiary of the Company. TouchSensor is the North American market leader in solid-state, field-effect switching. Using its patented technology, TouchSensor designs and manufactures software-free touch-sensitive user interface panels found on home appliances, exercise equipment, electronic bath/shower controls and commercial beverage dispensers.
     In the expanding solid-state user interface market, TouchSensor is well positioned to achieve future sales growth. The acquisition of TouchSensor is anticipated to be accretive to our fiscal year 2008 earnings and is expected to provide opportunities for significant near- and long-term synergies. TouchSensor’s product versatility and application to multiple industries offers us a platform from which to expand into new markets, such as medical and point-of-sale equipment.
     Segments. Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other.
     Our Automotive segment supplies electronic and electromechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers, including control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.
     The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets. Solutions include solid-state field effect interface panels, personal computer memory card and express card packaging, optical and copper transceivers, terminators, connectors, custom cable assemblies, and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components. Our design and manufacturing capabilities allow us to make modifications to standard products or develop complete custom solutions to satisfy a particular customer’s needs, including sub-assemblies and sub-system components that incorporate our interconnect solutions along with our power distribution systems, described below.
     In our Power Distribution segment, we manufacture current-carrying laminated bus devices, custom power-distribution assemblies, powder coated bus bars, braided flexible cables and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor (IGBT) solutions, aerospace and military.
     In our Other segment, we design and manufacture products for magnetic sensing of dynamic and static torque without contact. We also have independent laboratories that provide services for qualification testing, failure analysis and certification of electronic and optical components.

     Financial results by segment are summarized in Note 12 to the Consolidated Financial Statements.
     Sales. The following tabulation reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	April 28,	April 29,	April 30,
	2007	2006	2005
Automotive	70.4%	74.9%	76.0%
Interconnect	18.3	16.2	17.5
Power Distribution	9.6	7.3	5.1
Other	1.7	1.6	1.4
     Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems. Our field application engineers also help us identify emerging markets and new products. Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world. Information about our sales and operations in different geographic regions is summarized in Note 12 to the Consolidated Financial Statements. Sales are made primarily to OEMs, either directly or through their tiered suppliers.
     Sources and Availability of Raw Materials. Principal raw materials that we purchase include ferrous and copper alloy sheet, coil and bar stock, plastic molding materials, silicon, urethane, fiber optic connectors and cable, semiconductor components, die castings and precious metals and glass. All of these items are available from several suppliers and we generally rely on more than one supplier for each item. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We did experience significant price increases in fiscal 2007 for copper, precious metals and petroleum-based raw materials.
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
     Material Customers. During the fiscal year ended April 28, 2007, shipments to Ford Motor Company, Daimler Chrysler AG (either directly or through their tiered suppliers) and Delphi Corporation, each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 57.4% of consolidated net sales. Such shipments included a wide variety of our automotive component products.
     Backlog. Our backlog of orders was approximately $103.6 million at April 28, 2007, and $93.0 million at April 29, 2006. It is expected that most of the total backlog at April 28, 2007 will be shipped within the current fiscal year.
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

     Research and Development. We maintain a research and development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing products. Senior management of the Company also participates directly in the program. Expenditures for such activities amounted to $21.3 million, $21.1 million and $20.6 million for fiscal years 2007, 2006 and 2005, respectively.
     Environmental Quality. Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position. Currently we do not have any environmental related lawsuits or material administrative proceedings pending against us. Further information as to environmental matters affecting us is presented in Note 8 to the Consolidated Financial Statements.
     Employees. At April 28, 2007 and April 29, 2006, we had approximately 3,425 and 3,535 employees, respectively. We also from time to time employ part-time employees and hire independent contractors. As of April 28, 2007 and April 29, 2006, our production employees from our Malta and Mexico facilities, which account for about 20% of the total employees, are represented by a collective bargaining agreement. We have never experienced a work stoppage and we believe that our employee relations are good.
     Segment Information and Foreign Sales. Information about our operations by segment and in different geographic regions is summarized in Note 12 to the Consolidated Financial Statements.
     Available Information. We maintain a website at http://www.methode.com. We make available on the website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information into, this Annual Report on Form 10-K.
Item 1A. Risk Factors
     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. Our business is highly dependent upon three large automotive customers and specific makes and models of automobiles. Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include the risk factors listed below. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.
     During the year ended April 28, 2007, shipments to Ford Motor Company, Daimler Chrysler AG (either directly or through their tiered suppliers) and Delphi Corporation, each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 57.4% of consolidated net sales. The loss of all or a substantial portion of the sales to any of these customers could have a material adverse effect on our sales, margins, profitability and, as a result, our share price. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.
     In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy. Due to the financial stresses within the worldwide automotive industry, certain automakers and tiered customers have already declared bankruptcy or may be considering bankruptcy. On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi) filed Chapter 11 petitions for bankruptcy. As of the bankruptcy, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement as of the bankruptcy filing date. In May 2006, we sold $4.6 million of our claims against Delphi for their adjusted value. As of April 28, 2007 the intangible asset had a net book value of approximately $3.2 million. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables impaired by the bankruptcy filing. If more of our larger customers declare bankruptcy, it could adversely impact the collectability of our accounts receivable, bad debt expense and net income.
Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.
     Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances and the consumer and industrial equipment markets. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.
Because we derive approximately 70% of our revenues from the automotive industry, any downturns or challenges faced by this industry may have an adverse effect on our business, financial condition and operating results.
     Approximately 70% of our net sales are to customers within the automotive industry. Supplying products to the automotive industry involves increasing financial and production stresses due to continuing pricing pressures by automobile manufacturers; market share gains of North American subsidiaries of foreign-based automobile manufacturers; overcapacity; supplier bankruptcies; more automotive supplier-funded design, engineering and tooling costs previously funded directly by automobile manufacturers; continued customer migration to low-cost Eastern European and Asian suppliers; and commodity material cost increases. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by an unrelated supplier due to bankruptcy, work stoppages, strikes, etc. could disrupt our shipments to one or more automaker customers, which could adversely affect our sales, margins, profitability and, as a result, our share price. Automakers are experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for us to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.
We are subject to intense pricing pressures in the automotive industry.
     We supply products to automobile OEMs, either directly or through their tiered suppliers. The OEM supply industry has undergone a significant consolidation as OEMs have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. As a result of the cost focus of these major customers, we have been, and expect to continue to be, required to reduce prices. Because of these competitive pressures, we cannot assure you that we will be able to increase or maintain gross margins on product sales to OEMs.
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
We cannot assure you that the newly-acquired TouchSensor Technologies business will be successful or that we can implement and profit from any new applications of the acquired technology.
     We acquired TouchSensor in March 2007. As a result of this acquisition, we now design and manufacture software-free touch-sensitive user interface panels found on products that are used primarily in the consumer durables sector, including home appliances for cooking, laundry, refrigeration and dishwashing. The technology is also used in commercial applications, such as exercise equipment and some automotive applications. As such, TouchSensor technology is subject to the cyclical nature of the consumer and commercial markets, and any economic downturn will necessarily cause a decrease in demand for TouchSensor products. Economic recession would have an adverse effect on the TouchSensor business and our operating results. Also, the market for touch sensors is extremely competitive and rapidly changing. If we do not keep pace with technological innovations in the industry, our products may not be competitive and our revenue and operating results may suffer. In addition, we rely on multiple patents to protect our intellectual property rights in the TouchSensor technology. If we are unable to adequately protect our TouchSensor intellectual property rights, we could suffer impaired competitive advantage, reduced revenue, and increased costs. Furthermore, while we intend to expand the TouchSensor business by integrating the technology into additional automotive applications, we can make no guarantee that such ventures will be successful or profitable.

We are dependent on the availability and price of raw materials.
     We require substantial amounts of raw materials, including petroleum, glass, copper and precious metals, and all raw materials we require are purchased from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials could materially affect our results of operations and financial condition. We did experience significant price increases in fiscal 2007 for copper, precious metals and petroleum based raw materials.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     Methode operates the following manufacturing and other facilities, all of which we believe to be in good condition and are adequate to meet our current and reasonably anticipated needs:

			Approximate
		Owned /	Square
Location	Use	Leased	Footage
Chicago, Illinois	Corporate Headquarters	Owned	15,000
Automotive Segment:
Carthage, Illinois	Manufacturing	Owned	261,000
Golden, Illinois	Manufacturing	Owned	90,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
McAllen, Texas	Warehousing	Leased	38,000
Monterrey, Mexico	Manufacturing	Leased	36,000
Reynosa, Mexico	Manufacturing	Leased	65,000
Reynosa, Mexico	Manufacturing	Leased	37,000
Mriehel, Malta	Manufacturing	Leased	209,000
Burnley, England	Engineering Design Center	Leased	5,900
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	6,800
Shanghai, China	Manufacturing	Leased	20,000

Interconnect Segment:
Chicago, Illinois	Manufacturing	Owned	38,400
Rolling Meadows, Illinois	Manufacturing	Owned	75,000
San Jose, California	Sales and Design	Leased	7,250
Wheaton, Illinois	Manufacturing	Leased	22,500
Carrolton, Texas	Manufacturing	Leased	45,000
Shanghai, China	Manufacturing	Leased	49,000
Singapore	Sales and Administration	Leased	3,000
Limerick, Ireland	Sales and Distribution	Leased	4,700
Jihlava, Czech Republic	Manufacturing	Owned	36,000
Warsaw, Poland	Sales and Distribution	Leased	5,700
Bucharest, Romania	Sales and Distribution	Leased	400
Kiev, Ukraine	Sales and Distribution	Leased	900
Ljubljana, Slovenia	Sales and Distribution	Leased	400

Power Distribution Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
San Jose, California	Prototype and Design Center	Leased	7,250
Reynosa, Mexico	Manufacturing	Leased	27,000
Shanghai, China	Manufacturing	Leased	40,000

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3. Legal Proceedings
     As of July 10, 2007, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to security holders during the fourth quarter of fiscal 2007.
Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	52	Chief Executive Officer of the Company since May 1, 2004. President and Director of the Company since February 2001. Prior thereto he was Vice President-Interconnect Group since March 2000. Prior thereto he was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.
Douglas A. Koman	57	Chief Financial Officer of the Company since May 1, 2004. Vice President, Corporate Finance, of the Company since April 2001. Prior thereto he was Assistant Vice President-Financial Analysis since December 2000. Prior thereto he was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.
Thomas D. Reynolds	44	Senior Vice President, Worldwide Automotive Operations, of the Company since September 14, 2006. Vice President and General Manager, North American Automotive Operations, of the Company since October 2001. Prior thereto he was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.
Timothy R. Glandon	43	Vice President and General Manager, North American Automotive, of the Company since September 14, 2006. Prior thereto he was General Manager of Automotive Safety Technologies since August 1, 2001.
Paul E. Whybrow	58	Vice President, Interconnect Products, of the Company since December 2004. Prior thereto he was with Asian Sourcing LLC as President from March 2001 to December 2004. Prior thereto he was with ViaSystems, Inc. as Vice President from June 2000 to March 2001. Prior thereto he was with Courtesy Corp. as President from July 1999 to June 2000. Prior thereto he was with Berg Electronics as Senior Vice President from 1993 to 1999.
Theodore D. Kill	56	Vice President, Worldwide Automotive Sales, of the Company since August 2006. Prior thereto he was a principal with Kill and Associates from 2003 to 2006. Prior thereto he was a principal with Kill and Bolton Associates from 1995 to 2003.
Robert J. Kuehnau*	64	Vice President, Treasurer and Controller, of the Company since June 1996.

*	Mr. Kuehnau resigned as an executive officer effective April 27, 2007.
     All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the Nasdaq Global Select Market System under the symbol METH. The following is a tabulation of high and low sales prices for the periods indicated as reported by Nasdaq.

			Dividends
	Sales Price Per Share		Paid
	High	Low	Per Share
Fiscal Year ended April 28, 2007
First Quarter	$10.70	$7.25	$0.05
Second Quarter	11.32	7.07	0.05
Third Quarter	11.99	10.44	0.05
Fourth Quarter	16.04	10.50	0.05
Fiscal Year ended April 29, 2006
First Quarter	$13.94	$10.26	$0.05
Second Quarter	13.05	9.61	0.05
Third Quarter	12.20	8.93	0.05
Fourth Quarter	12.72	9.44	0.05
     On June 21, 2007, the Board declared a dividend of $0.05 per share of common stock, payable on July 27, 2007, to holders of record on July 13, 2007.
     We expect to continue our policy of paying regular quarterly cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.
     As of July 2, 2007, the number of record holders of our common stock was 708.
Equity Compensation Plan Information
     The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of April 28, 2007.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	818,918	$10.26	572,777
Equity compensation plans not approved by security holders	—	—	—

Total	818,918	$10.26	572,777

Purchase of Equity Securities by the Company and Affiliated Purchasers

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs

January 28, 2007 through February 27, 2007	—	—	—	—

February 28, 2007 through March 27, 2007	—	—	—	—

March 28, 2007 through April 28, 2007	34,013	$15.77	—	—

	34,013	$15.77	—	—

(1)	The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	On September 14, 2006, the Company adopted a plan to repurchase up to 3 million shares of its common stock through April 30, 2008.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years 2007, 2006 and 2005, and the consolidated balance sheet data as of April 28, 2007 and April 29, 2006, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years 2004 and 2003, and the consolidated balance sheet data as of April 30, 2005, May 1, 2004 and May 3, 2003, are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
	April 28,		April 29,		April 30,		May 1,		May 3,
	2007		2006		2005		2004		2003 (53 wks.)
	(In Thousands, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$448,427		$421,615		$392,725		$358,867		$363,057
Income before income taxes and cumulative affect of accounting change	35,775	(1)	32,369	(2)	38,447	(3)	28,506	(4)	31,957
Income taxes	9,792	(1)	15,320	(2)	12,914		8,825		10,085
Cumulative effect of accounting change	101		—		—		—		—
Net income	26,084	(1)	17,049	(2)	25,533	(3)	19,681	(4)	21,872
Per Common Share:
Basic net income	0.72	(1)	0.47	(2)	0.71	(3)	0.55	(4)	0.60
Diluted net income	0.71	(1)	0.47	(2)	0.71	(3)	0.55	(4)	0.60
Dividends	0.20		0.20		0.20		0.24	(4)	0.20
Book value	8.69		7.82		7.62		7.00		7.04
Long-term debt	—		—		—		—		—
Retained earnings	233,684		215,072		205,488		187,207		201,845
Fixed assets (net)	86,857		90,497		92,640		87,755		82,902
Total assets	411,740		374,583		356,681		314,188		315,474
Return on average equity	8.5	%(1)	5.9	%(2)	9.6	%(3)	7.8	%(4)	9.0%
Pre-tax income as a percentage of sales	8.0	%(1)	7.7	%(2)	9.8	%(3)	7.9	%(4)	8.8%
Net income as a percentage of sales	5.8	%(1)	4.0	%(2)	6.5	%(3)	5.5	%(4)	6.0%

(1)	Fiscal 2007 results include a pre-tax and an after-tax restructuring charge of $2.0 million related to the closing of our Scotland automotive parts manufacturing plant and transfer of production lines from that facility to our automotive parts manufacturing facility in Malta.

(2)	Fiscal 2006 results include $4.5 million of income tax related to the repatriation of $38.1 million of foreign earnings for which income taxes were not previously provided, and an after-tax charge of $1.5 million ($2.3 million pre-tax) related to receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi Corporation.

(3)	Fiscal 2005 results include $1.0 million of tax-free income from life insurance proceeds.

(4)	Fiscal 2004 results include a $2.6 million net charge for the purchase and retirement of all of the Company’s Class B common stock and a $1.4 million net charge for plant closings. Fiscal 2004 dividends include a special dividend of $0.04 per share paid in connection with the settlement of litigation .
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, China and Singapore. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other. For more information regarding the business and products of these segments, see “Item 1. Business.”

     Our components are found in the primary end markets of the automotive, information processing and networking equipment, voice and data communication systems, consumer electronics, appliance, aerospace vehicles and industrial equipment industries. Our products employ electronic and optical technologies to control and convey signals through sensors, interconnections and controls. Recent trends in the industries that we serve include:
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
     On March 1, 2007, we acquired TouchSensor from Gemtron Corporation for $65 million. TouchSensor is now a wholly-owned subsidiary of the Company. TouchSensor is the North American market leader in solid-state, field-effect switching. Using its patented technology, TouchSensor designs and manufactures software-free touch-sensitive user interface panels found on home appliances, exercise equipment, electronic bath/shower controls, commercial beverage dispensers, and automobiles.
     In response to pricing pressures, we continue to employ lean manufacturing processes and invest in, and implement techniques to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, and have transferred several automotive lines and identified additional lines to be transferred from the U.S. to low-cost countries.
     In an effort to better compete with low-cost manufacturers and expand our business in the Asian marketplace, we transferred production from our Singapore facility to our Shanghai, China plant in fiscal 2005. Another facility was added in Shanghai in the fourth quarter of fiscal 2006 and was in full production for the entire fiscal 2007. This new facility manufactures both bus bar and automotive products.
     In the third quarter of fiscal 2007, we closed our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta. We recorded pre-tax charges of $2.5 million related to the closing and transfer of operations, consisting of involuntary severance of $1.5 million for termination of 140 employees, equipment moving and installation costs of $0.7 million, provision for the permanent impairment of assets of $0.2 million, and professional fees and lease and other obligations of $0.1 million, reduced by a cumulative currency translation credit of $0.5 million. All restructuring costs have been paid out as of April 28, 2007.
     On October 8, 2005, a major customer, Delphi Corporation and its U.S. subsidiaries (Delphi) filed Chapter 11 petitions for bankruptcy. As of the bankruptcy filing date, we had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement. As of April 28, 2007 the intangible asset had a net book value of approximately $3.2 million. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables deemed uncollectible as a result of the bankruptcy filing. In May 2006, we sold $4.6 million of our claims against Delphi for their adjusted value.
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
Business Outlook
     Sales in fiscal 2008 are expected to increase modestly compared to fiscal 2007. We anticipate growth in the Interconnect segment related to the TouchSensor acquisition in March 2007. Sales of automotive products at our Shanghai, China facility is expected to continue to ramp up and we anticipate increased sales of automotive switches at our Malta operation. These increases will be partially offset by lower forecasted sales from our traditional North American automotive OEMs along with our continued transition away from less profitable programs. Sales of sensor pads for passive occupant-detection systems are expected to decline due to lower automotive demand in the U.S.
     Actual results and outcomes may differ materially from what is expressed or forecasted. See “Item 1A – Risk Factors” herein.
Results of Operations
     The following table sets forth certain income statement data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2007	2006	2005

Income:
Net sales	100.0%	100.0%	100.0%
Other	0.4	0.2	0.4

	100.4	100.2	100.4

Costs and expenses:
Cost of products sold	80.3	79.8	78.1
Restructuring	0.5	—	—
Selling and administrative expenses	11.2	11.9	11.9
Impairment of intangibles	0.1	—	—
Amortization of intangibles	1.0	1.3	1.1

Income from operations	7.3	7.2	9.3

Interest income, net	0.8	0.5	0.3
Other, net	(0.1)	(0.1)	0.2

Income before income taxes and cumulative effect of accounting change	8.0	7.6	9.8
Income taxes	2.2	3.6	3.3

Income before cumulative effect of accounting change	5.8	4.0	6.5

Cumulative effect of accounting change, net of taxes	—	—	—

Net Income	5.8%	4.0%	6.5%

Fiscal Years Ended April 28, 2007 and April 29, 2006
     Net Sales. Consolidated net sales increased 6.4% to $448.4 million in fiscal 2007 from $421.6 million in fiscal 2006. Translation of foreign subsidiary net sales due to a weaker U.S. dollar in fiscal 2007 increased reported consolidated net sales by $5.6 million in fiscal 2007, or 1.2%.
     Automotive segment net sales represented 70.4% of consolidated net sales in fiscal 2007 compared with 74.9% in fiscal 2006. Net sales of the Automotive segment remained constant at $315.7 million in fiscal 2007 and 2006. As anticipated, sales in our North American operations declined but were offset by new business launched from our European and Asia locations.
     Interconnect segment net sales represented 18.3% of consolidated net sales in fiscal 2007 compared with 16.2% in fiscal 2006. Net sales increased 20.4% to $82.1 million in fiscal 2007 from $68.2 million in fiscal 2006. The Interconnect segment sales for fiscal 2007 included $7.1 million of sales relating to the TouchSensor business we acquired in March 2007. Sales of our wide area network PC cards to mobile phone service providers had significant gains in 2007 and sales of our optical related businesses grew 42.3% in fiscal 2007 as compared to fiscal 2006.
     Power Distribution segment net sales represented 9.6% of consolidated net sales in fiscal 2007 compared with 7.3% in fiscal 2006. Net sales increased 39.2% to $43.0 million in fiscal 2007 from $30.9 million in fiscal 2006. Our bus bar facility in Shanghai, China, which began operations in January 2006, accounted for 20% of the increased sales in fiscal 2007. The majority of the sales increase in this segment was due to significant increased demand for our bus bar products for computer peripheral and transportation applications.
     Other segment net sales represented 1.7% and 1.6% of consolidated net sales for fiscal 2007 and 2006, respectively. Net sales of the Other segment increased 11.8% to $7.6 million in fiscal 2007 from $6.8 million in fiscal 2006. Sales increases experienced by our test laboratories in fiscal 2007 were primarily the result of an increased market demand for testing services, enhanced by the expansion of our service offerings to include x-ray analysis and water testing.
     Other Income. Other income consisted of earnings from our automotive joint venture, license fees, royalties, and engineering design fees. The increase in other income was primarily due to an increase in royalty fees earned in fiscal 2007.
     Cost of Products Sold. Cost of products sold, as a percentage of net sales, was 80.3% in fiscal 2007 compared with 79.8% in fiscal 2006.
     Gross margins on product sales of the Automotive segment decreased to 16.1% in fiscal 2007 from 19.2% in fiscal 2006. Margins were negatively impacted by price reductions on our legacy automotive products and increases in the price of our raw materials. In addition, the automotive segment experienced production inefficiencies while relocating manufacturing operations from Scotland to our Malta facility during the third quarter of fiscal 2007.
     Gross margins on net sales of the Interconnect segment increased to 29.5% in fiscal 2007 from 28.6% in fiscal 2006. Gross margins increased in our optical related businesses in fiscal 2007 as compared to fiscal 2006 mainly due to an increase in service related revenue. Gross margins on the products manufactured at our Shanghai facility increased in fiscal 2007 due to favorable pricing from suppliers.
     Gross margins of the Power Distribution segment increased to 28.3% in fiscal 2007 from 17.5% in fiscal 2006. Gross margins increased due to production efficiencies at both our bus bar facilities in Shanghai and Rolling Meadows, Illinois. The Shanghai facility began production in the fourth quarter of fiscal 2006.
     Gross margins of the Other segment increased to 23.8% in fiscal 2007 from 15.6% in fiscal 2006. The test laboratories experienced a margin increase to 36.6% in 2007 from 35.0% in 2006, primarily due to an increase in sales volume. The torque sensing operation has not yet begun to manufacture in significant volumes and experienced negative gross margins in both fiscal 2007 and fiscal 2006.
     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased to 11.2% in fiscal 2007 compared to 11.9% in fiscal 2006. Selling and administrative expenses were $50.2 million for each of fiscal 2007 and fiscal 2006. Stock-based compensation increased by $1.9 million in fiscal 2007 due to the adoption of FAS123(R), the increase in stock price and 2007 was the first fiscal year to reflect three annual grants of restricted stock awards that have three-year vesting periods. Fiscal 2006 included a $2.3 million bad debt provision for receivables deemed to be uncollectible due to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S subsidiaries.

(Revised 2004), Share-Based Payment”, or FAS 123(R) and the increase in our stock price. Fiscal 2006 included a $2.3 million bad debt provision for receivables deemed to be uncollectible due to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S. subsidiaries.
     Amortization of Intangibles. Amortization of intangibles relates to intangible assets acquired by the Company in connection with various business acquisitions (see Note 3 to the Consolidated Financial Statements).
     Interest income, net. Interest income increased 58.3% in fiscal 2007 to $3.7 million as compared to $2.4 million in fiscal 2006. The average cash balance was $88.9 million in fiscal 2007 as compared to $77.3 million in fiscal 2006. The average interest rate earned in fiscal 2007 was 4.23% as compared to 3.13% in fiscal 2006. Interest expense was $0.3 million for both fiscal 2007 and 2006.
     Other, Net. The balance of other, net consists primarily of currency exchange gains and losses at our foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan, Mexican peso and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, creating exchange rate sensitivities. Currency exchange losses of $0.5 million were experienced by the Company for both fiscal 2007 and fiscal 2006.
     Income Taxes. The effective income tax rate in fiscal 2007 was 27.4% compared with 47.3% in fiscal 2006. A schedule is included in Note 6, Income Taxes, as part of the Notes to Consolidated Financial Statements, which reconciles the federal statutory income tax rate to our effective rate. In fiscal 2006, we repatriated $38.1 million of earnings from two foreign subsidiaries in accordance with the Jobs Creation Act of 2002, and recorded a tax expense of $4.5 million on these repatriated earnings. The tax provision in 2006 included a credit for reduction of the income tax contingency reserve due to elimination of tax contingencies associated with tax years for which the statute of limitations expired in fiscal 2006. In fiscal 2006, the impact of lower tax rates on income from our foreign operations was offset by foreign losses for which no tax benefits could be recognized. The effective tax rates for both fiscal 2007 and 2006 reflect the utilization of foreign tax credits.
Fiscal Years Ended April 29, 2006 and April 30, 2005
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
     Automotive segment net sales represented 74.9% of consolidated net sales in fiscal 2006 compared with 76.0% in fiscal 2005. Net sales of the Automotive segment increased 5.8% to $315.7 million in fiscal 2006 from $298.4 million in fiscal 2005. The increase is due to strong sales growth of sensor pads for a passive occupant detection system (PODS). PODS became a federally mandated requirement effective for all 2006 model year vehicles. In addition, we experienced increased automotive switch sales in Europe in fiscal 2006. Net sales of other products to North American automotive customers declined, the result of price reductions given to automakers on legacy products. The decrease of customer paid tooling sales in 2006 accounted for a decrease in Automotive segment net sales of 2.6% and the impact of foreign currency translation decreased net sales by 1.0%.
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
     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 11.9% in each of fiscal 2006 and fiscal 2005. Fiscal 2006 includes a $2.3 million bad debt provision for receivables deemed to be uncollectible due to the Chapter 11 bankruptcy filing by Delphi Corporation and its U.S. subsidiaries. Third-party Sarbanes-Oxley compliance costs were reduced to $1.1 million in fiscal 2006 from $3.4 million in fiscal 2005. Stock-based compensation increased by $0.7 million in fiscal 2006, due to our use of restricted stock awards in place of stock options, for which the Company had not previously recognized compensation expense.
     Amortization of Intangibles. Amortization of intangibles relates to intangible assets acquired by the Company in connection with various business acquisitions (see Note 3 to the Consolidated Financial Statements).
     Interest income, net. Interest income increased 71.4% in fiscal 2006 to $2.4 million as compared to $1.4 million in fiscal 2005. The average cash balance was $77.3 million in fiscal 2006 as compared to $71.4 million in fiscal 2005. The average interest rate earned in fiscal 2006 was 3.13% as compared to 2.01% in fiscal 2005. Interest expense was $0.3 million for both fiscal 2006 and 2005.
     Other, Net. The balance of other, net consists of currency exchange gains and losses at our foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan, Mexican peso and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, creating exchange rate sensitivities. Currency exchange losses of $0.5 million and $0.4 million were experienced by the Company in fiscal 2006 and 2005, respectively. In fiscal 2005, other, net included $1.0 million of income from life insurance proceeds from policies owned by the Company in connection with an employee deferred compensation plan.

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
     We have an agreement with our primary bank for a committed $75 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At April 28, 2007, we were in compliance with these covenants and had no borrowings against this credit facility.
     Net cash provided by operations was $56.4 million, $29.6 million and $45.0 million in fiscal years 2007, 2006 and 2005, respectively. The primary factor in the Company’s ability to generate cash from operations is our net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Cash generated from working capital is due to a reduction in inventory and reduction in accounts receivable offset by a decrease in accounts payable.
The reduction in cash provided by operations in fiscal 2006 was largely due to increased working capital requirements, primarily due to increased accounts receivables at our foreign subsidiaries which experienced increased sales and generally have longer payment terms. Inventories of customer tooling in process and a build-up of plastic resin inventories acquired in anticipation of a supply interruption resulting from the 2005 hurricanes in the Gulf Coast region also contributed to the use of cash in fiscal 2006. Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2007	2006	2005
Net income	$26.1	$17.0	$25.5
Depreciation and amortization	24.0	22.9	21.4
Changes in operating assets and liabilities	3.5	(12.3)	(3.3)
Other non-cash items	2.8	2.0	1.4

Cash flow from operations	$56.4	$29.6	$45.0

     Net cash used in investing activities was $74.5 million for fiscal year 2007, $25.8 million for fiscal year 2006 and $21.1 million for fiscal year 2005. Cash used in investing activities in fiscal 2007 included $60.3 million for the acquisition of TouchSensor (See Note 3 to the Consolidated Financial Statements) and $2.7 million final contingent payment related to the acquisition of Automotive Safety Technologies (AST). Fiscal 2006 included $1.7 million of proceeds from the sale of our building in Singapore, which was sold after the transfer of manufacturing operations to Shanghai. Cash used in investing activities included contingent payments related to the acquisition of the AST business of $4.6 million in fiscal 2006. Cash used in investing activities in fiscal 2006 also included $2.1 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies. Cash used in investing activities in fiscal 2005 included $1.7 million for the acquisition Cableco (see Note 3 to the Consolidated Financial Statements) and a $2.7 million contingent payment related to the acquisition of AST.

     Net cash used in financing activities was $2.7 million in fiscal year 2007, $8.6 million in fiscal year 2006 and $0.8 million in fiscal year 2005. We paid cash dividends of $7.5 million, $7.5 million and $7.3 million in fiscal 2007, 2006 and 2005, respectively. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $7.2 million, $0.7 million and $6.5 million in fiscal 2007, 2006 and 2005, respectively. We repurchased 95,420 shares and 134,807 shares in fiscal 2007 and 2006, respectively, of our common stock from the former owners of Cableco in accordance with the terms of the earn-out provision of the Cableco purchase agreement. Our Board of Directors approved a stock repurchase plan in September 2006, which expires at the end of fiscal 2008. In fiscal 2007 we repurchased 205,597 shares of common stock on the open market.
Contractual Obligations
     The following table summarizes contractual obligations and commitments, as of April 28, 2007 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$4,250	$2,100	$1,675	$363	$112
Purchase obligations	41,775	41,775	—	—	—
Deferred compensation	10,703	5,218	4,557	479	449
Other long-term obligations	4,625	1,875	2,750	—	—

Total	$61,353	$50,968	$8,982	$842	$561

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than the operating leases and purchase obligations noted in the preceding table.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. We are required to adopt FIN 48 at the beginning of fiscal year 2008. Upon adoption, the cumulative effect of applying the provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We are in the process of determining any potential impact to the financial statements.
     In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” was issued. SFAS No. 123(R) requires stock-based compensation to be measured based on the grant date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS No. 123(R) at the beginning of fiscal year 2007. See Note 4 to the Consolidated Financial Statements for the impact to the financial statements.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we do not believe that it is reasonably likely that changes will occur. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition. We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured. Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment. We do not have any additional obligations or customer acceptance provisions after shipment of such products. We handle returns by replacing, repairing or issuing credit for defective products when returned.

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
     Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market value and have been reduced by allowances for excess and obsolete inventories. The estimated allowances are based on our review of inventories on hand compared to estimated future usage and sales, using assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by us, additional inventory write-downs may be required.
     Intangible Assets. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, on May 1, 2002, we ceased amortizing goodwill. In lieu of amortization, we are required to perform an annual impairment review (see Note 3 to the Consolidated Financial Statements).
     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. The tax laws of Malta provide for investment tax credits of 50% of certain qualified expenditures. Unused credits can be carried forward indefinitely. We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period. Valuation allowances have been provided for this excess.
     Contingencies. We are subject to various investigations, claims, legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. For those matters that we can estimate a range of loss, we have established reserves at levels within that range to provide for the most likely scenario based upon available information. The valuation of reserves for contingencies is reviewed on a quarterly basis to assure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While we believe that the current level of reserves is adequate, changes in the future could impact these determinations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.6 million and $0.8 million at April 28, 2007 and April 29, 2006, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $10.9 million and $9.8 million at April 28, 2007 and April 29, 2006, respectively.

Item 8. Financial Statements and Supplementary Data
     See Item 15 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this annual report on Form 10-K, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 28, 2007 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2007. Management reviewed the results of its assessment with the Audit Committee.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of April 28, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Methode Electronics, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Methode Electronics, Inc. maintained effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Methode Electronics, Inc. maintained effective internal control over financial reporting as of April 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Methode Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 28, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. as of April 28, 2007 and April 29, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 28, 2007 and our report dated July 10, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
July 10, 2007

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
Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information regarding our directors will be included under the caption “Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2007 annual meeting, and is incorporated herein by reference. Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2007 annual meeting and is incorporated herein by reference.
     We have adopted a Code of Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. In addition, we have also adopted a Code of Business Ethics and Conduct for members of the board of directors. Both the Code of Business Conduct and the Code of Business Ethics and Conduct for members of the board of directors are publicly available on our website at www.methode.com. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.
Item 11. Executive Compensation
     Information regarding the above will be included under the caption “ Compensation Discussion and Analysis” and in subsequent compensation tables in the definitive proxy statement for our 2007 annual meeting to be held on September 13, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding the above will be included under the caption “Security Ownership” and “Executive Compensation Discussion and Analysis” and in subsequent compensation tables in the definitive proxy statement for our 2007 annual meeting to be held on September 13, 2007, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2007 annual meeting to be held on September 13, 2007, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2007 annual meeting to be held on September 13, 2007, and is incorporated herein by reference.
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
(c) See “Financial Statements” and “Financial Statement Schedule”.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC. (Registrant)
By:	/s/ DOUGLAS A. KOMAN
Douglas A. Koman
Chief Financial Officer (Principal Accounting and Financial Officer )

Dated: July 10, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN L. BATTS Warren L. Batts	Chairman of the Board	July 10, 2007

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	July 10, 2007
Donald W. Duda	(Principal Executive Officer)

/s/ J. EDWARD COLGATE J. Edward Colgate	Director	July 10, 2007

/s/ DARREN M. DAWSON Darren M. Dawson	Director	July 10, 2007

/s/ ISABELLE C. GOOSSEN Isabelle C. Goossen	Director	July 10, 2007

/s/ CHRISTOPHER J. HORNUNG Christopher J. Hornung	Director	July 10, 2007

/s/ LAWRENCE B. SKATOFF Lawrence B. Skatoff	Director	July 10, 2007

/s/ PAUL G. SHELTON Paul G. Shelton	Director	July 10, 2007

/s/ GEORGE S. SPINDLER George S. Spindler	Director	July 10, 2007

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
ITEM 15 (a) (1) and (2)
(1)	Financial Statements

The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:
(2)	Financial Statement Schedule

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
     We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 28, 2007 and April 29, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 28, 2007 and April 29, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 12 to the consolidated financial statements, the Company restated its segment information for the fiscal year ended April 29, 2006.
     As discussed in Note 4 to the consolidated financial statements, effective April 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Methode Electronics, Inc.’s internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
July 10, 2007

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 28,	April 29,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,091	$81,646
Accounts receivable, less allowance (2007—$2,231; 2006—$3,752)	79,180	74,223
Inventories:
Finished products	12,280	8,859
Work in process	20,288	27,503
Materials	21,911	9,319

	54,479	45,681
Deferred income taxes	6,868	7,207
Prepaid expenses and other current assets	8,823	12,515

TOTAL CURRENT ASSETS	209,441	221,272

PROPERTY, PLANT AND EQUIPMENT
Land	3,205	3,458
Buildings and building improvements	43,832	42,239
Machinery and equipment	243,845	223,491

	290,882	269,188
Less allowances for depreciation	204,025	178,691

	86,857	90,497

OTHER ASSETS
Goodwill	51,520	28,893
Other intangibles, less accumulated amortization	43,680	17,540
Cash surrender value of life insurance	9,615	8,926
Deferred income taxes	8,220	5,820
Other	2,407	1,635

	115,442	62,814

	$411,740	$374,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$41,041	$41,581
Salaries, wages and payroll taxes	12,993	10,097
Other accrued expenses	12,080	12,625
Income taxes	6,347	9,900

TOTAL CURRENT LIABILITIES	72,461	74,203
OTHER LIABILITIES	4,898	4,344
DEFERRED COMPENSATION	10,172	4,327
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,950,829 and 37,700,484 shares issued April 28, 2007 and April 29, 2006, respectively	18,975	18,850
Unearned common stock issuances	(4,517)	(9,132)
Additional paid-in capital	65,512	59,411
Retained earnings	233,684	215,072
Accumulated other comprehensive income	16,010	11,039
Treasury stock, 625,342 and 419,745 shares as of April 28, 2007 and April 29, 2006, respectively	(5,455)	(3,531)

	324,209	291,709

	$411,740	$374,583

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

		Fiscal Year Ended
	April 28,	April 29,	April 30,
	2007	2006	2005
INCOME
Net sales	$448,427	$421,615	$392,725
Other	1,596	1,074	1,720

	450,023	422,689	394,445

COSTS AND EXPENSES
Cost of products sold	359,914	336,410	306,618
Restructuring	2,027	—	—
Selling and administrative expenses	50,182	50,179	46,874
Impairment of intangibles	377	—	—
Amortization of intangibles	4,708	5,380	4,311

	417,208	391,969	357,803

INCOME FROM OPERATIONS	32,815	30,720	36,642

Interest income, net	3,428	2,106	1,126
Other, net	(468)	(457)	679

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	35,775	32,369	38,447

Income taxes	9,792	15,320	12,914

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	25,983	17,049	25,533

Cumulative effect of accounting change, net of taxes of $28	101	—	—

NET INCOME	$26,084	$17,049	$25,533

Amounts per common share:
Basic net income	$0.72	$0.47	$0.71
Diluted net income	$0.71	$0.47	$0.71

Cash dividends	$0.20	$0.20	$0.20
See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 28, 2007, April 29, 2006 and April 30, 2005
(Dollar amounts in thousands, except share data)

			Unearned
	Common	Common	Common	Additional		Currency		Total
	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	Shareholders’	Comprehensive
	Shares	$	Issuances	Capital	Earnings	Adjustments	Stock	Equity	Income
Balance at May 2, 2004	35,909,815	$17,955	$—	$39,719	$187,207	$7,234	$(3,531)	$248,584
Restricted stock issued for business acquisition	623,526	312	(6,750)	7,040				602
Restricted stock award grants, net of cancellations	283,880	142	(3,203)	3,061				—
Earned portion of restricted stock awards			1,352					1,352
Exercise of options	663,971	332		6,130				6,462
Tax benefit from stock options				960				960
Foreign currency translation adjustments						6,281		6,281	$6,281
Net income for the year					25,533			25,533	25,533

									$31,814

Cash dividends on common stock					(7,252)			(7,252)

Balance at April 30, 2005	37,481,192	18,741	(8,601)	56,910	205,488	13,515	(3,531)	282,522
Release of restriction pursuant to acquisition earn-out			1,000					1,000
Purchase and cancellation of shares related to acquisition earn-out	(134,807)	(68)		(1,521)				(1,589)
Restricted stock award grants, net of cancellations	286,344	143	(3,559)	3,416				—
Earned portion of restricted stock awards			2,028					2,028
Vested stock awards withheld for payroll taxes	(18,868)	(9)		(185)				(194)
Exercise of options	86,623	43		646				689
Tax benefit from stock options				145				145
Foreign currency translation adjustments						(2,476)		(2,476)	$(2,476)
Net income for the year					17,049			17,049	17,049

									$14,573

Cash dividends on common stock					(7,465)			(7,465)

Balance at April 29, 2006	37,700,484	18,850	(9,132)	59,411	215,072	11,039	(3,531)	291,709
Release of restriction pursuant to acquisition earn-out			1,233					1,233
Purchase and cancellation of shares related to acquisition earn-out	(95,420)	(48)		(1,077)				(1,125)
Reversal of unvested stock awards for adoption of FAS 123R	(463,957)	(232)	3,382	(3,150)				—
Cumulative effect of accounting change				(129)				(129)
Earned portion of restricted stock awards	145,765	73		(73)				—
Stock award and stock option amortization expense				3,026				3,026
Vested stock awards withheld for payroll taxes	(35,060)	(18)		(529)				(547)
Exercise of options	699,017	350		6,858				7,208
Common stock repurchased							(1,924)	(1,924)
Tax benefit from stock options				1,175				1,175
Foreign currency translation adjustments						4,971		4,971	$4,971
Net income for the year					26,084			26,084	26,084

									$31,055

Cash dividends on common stock					(7,472)			(7,472)

Balance at April 28, 2007	37,950,829	$18,975	$(4,517)	$65,512	$233,684	$16,010	$(5,455)	$324,209

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$26,084	$17,049	$25,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for minority interest	241	136	165
Provision for fixed asset impairment	268	614	—
Provision for depreciation	18,915	17,466	17,123
Amortization and impairment of intangibles	5,085	5,380	4,311
Stock based compensation	2,897	2,047	1,365
Provision for losses on accounts receivables	372	2,109	213
Deferred income taxes (credit)	(1,012)	(2,870)	633
Income from life insurance proceeds	—	—	(1,039)
Changes in operating assets and liabilities:
Accounts receivable	3,035	(11,314)	1,635
Inventories	3,004	(4,319)	(10,879)
Prepaid expenses and other current assets	3,167	(7,989)	389
Accounts payable and accrued expenses	(5,682)	11,339	5,505

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,374	29,648	44,954

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,667)	(18,654)	(18,982)
Acquisitions of businesses	(63,168)	(5,344)	(4,374)
Acquisition of technology licenses	(113)	(2,102)	—
Proceeds from sale of building	800	1,712	—
Proceeds from life insurance policies	—	—	2,309
Increase in cash value of life insurance policies	(689)	(764)	(764)
Other	(667)	(663)	758

NET CASH USED IN INVESTING ACTIVITIES	(74,504)	(25,815)	(21,053)

FINANCING ACTIVITIES
Purchase of common stock	(3,596)	(1,783)	—
Proceeds from exercise of stock options	7,208	689	6,462
Tax benefit from stock options and awards	1,175	—	—
Cash dividends	(7,472)	(7,465)	(7,252)

NET CASH USED IN FINANCING ACTIVITIES	(2,685)	(8,559)	(790)

Effect of foreign currency exchange rate changes on cash	(740)	(770)	2,274

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,555)	(5,496)	25,385

Cash and cash equivalents at beginning of year	81,646	87,142	61,757

CASH AND CASH EQUIVALENTS AT END OF YEAR	$60,091	$81,646	$87,142

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 28, 2007
(Dollar amounts in thousands, except share data)
1. Significant Accounting Policies
     Principles of Consolidation. The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. (“the Company”) and its subsidiaries. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.
     Financial Reporting Periods. We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Fiscal years 2007, 2006 and 2005 all were fifty-two weeks with thirteen-week fiscal quarters.
     Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the consolidated balance sheets as cash equivalents.
     Accounts Receivable and Allowance for Doubtful Accounts. We carry accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, we record an allowance for uncollectible receivables based upon past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for uncollectible amounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account. We do not require collateral for our accounts receivable balances.
     Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.
     Property, Plant and Equipment. Properties are stated on the basis of cost. We amortize such costs by annual charges to income, computed on the straight-line method using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment for financial reporting purposes. Accelerated methods are generally used for income tax purposes.
     Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
     Revenue Recognition. We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured. Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment. We do not have any additional obligations or customer acceptance provisions after shipment of such products. We handle returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2007, 2006 and 2005. Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer.
     Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.
     Foreign Currency Translation. The functional currencies of the majority of our foreign subsidiaries are the local currencies. Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments from the translation process are classified as a component of shareholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Income in other, net. In fiscal 2007, 2006 and 2005, we had foreign exchange losses of $468, $457 and $374, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
1. Significant Accounting Policies (Continued)
     Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we continually evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. In the event that the undiscounted cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the asset’s carrying amount over its fair value is recorded.
     Goodwill and Intangibles. Costs assigned to the fair value of intangible assets acquired with finite lives are being amortized over periods ranging from 4 to 20 years, generally on a straight-line basis. The fair value of certain intangible assets is being amortized over projected revenues used to initially value such intangible assets. Goodwill represents the excess of purchase price over the estimated fair value of net assets of acquired companies.
     As of May 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for intangible assets and goodwill, which are no longer amortized unless, in the case of intangible assets, the asset has a finite life. Goodwill and intangible assets with indefinite lives are now subject to an annual impairment test.
     The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We performed annual impairment tests of goodwill at April 28, 2007. The impairment tests were performed for five reporting units using discounted future cash flows.
     Research and Development Costs. Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 amounted to $21,336, $21,132 and $20,574, respectively.
     Stock-Based Compensation. See Note 4, Shareholders’ Equity for a description of the our stock-based compensation plans. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires us to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2007, we had accounted for our stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock-option based employee compensation was not recognized in the income statement as all stock options granted by us had an exercise price equal to the market value of the underlying common stock on the option grant date.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
1. Significant Accounting Policies (Continued)
     Fair Value of Other Financial Instruments. The carrying values of our short-term financial instruments, including cash and cash equivalents, and accounts receivable approximate their fair values because of the short maturity of these instruments.
     Comprehensive Income. SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized. We chose to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholders’ Equity.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. We are required to adopt FIN 48 at the beginning of fiscal year 2008. Upon adoption, the cumulative effect of applying the provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We are in the process of determining any potential impact to the financial statements.
2. Restructuring
     In the third quarter of fiscal 2007, we closed our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta. We recorded charges of $2,518 related to the closing and transfer of operations, consisting of involuntary severance of $1,525 for termination of 140 employees, equipment moving and installation costs of $667, provision for the permanent impairment of assets of $174, and professional fees and lease and other obligations of $152, reduced by a cumulative currency translation credit of $491. All restructuring costs, except for $30 have been paid out as of April 28, 2007.
3. Acquisitions, Intangible Assets and Goodwill
Fiscal 2007 Acquisition
     As of March 1, 2007, we acquired one hundred percent of the member interest of TouchSensor Technologies, L.L.C. from Gemtron Corporation for $58,125 in cash and assumed liabilities of $7,061. We also incurred $2,180 in transaction costs related to the purchase. TouchSensor is the North American market leader in solid-state, field-effect switching. Using its patented technology, TouchSensor designs and manufactures touch-sensitive user interface panels found on products such as home appliances, exercise equipment, electronic bath/shower controls, commercial beverage dispensers and automobiles.
     On a preliminary basis, we estimate the tangible net assets acquired had a fair value of approximately $14,871. The fair values assigned to intangible assets acquired were $9,800 for patents, $100 for covenants not to compete, $18,300 for customer relationships, $2,900 for trade name and $21,395 for goodwill. The intangible assets acquired are being amortized over periods of 15 to 20 years. These values will be adjusted when the valuation is completed. The accounts and transactions of the acquired business have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations, assuming the purchase occurred at May 2, 2004, would not differ materially from the reported amounts. Included in our results for fiscal 2007 are approximately 8 weeks of TouchSensor sales of $7,100 and operating income of $400.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
3. Acquisitions, Intangible Assets and Goodwill (Continued)
Fiscal 2005 Acquisition
     In March 2005, we acquired the assets of Cableco Technologies Corporation, a designer and manufacturer of high current flexible cabling systems for electronic and electrical applications, for an initial payment of  $2,782, including expenses. The initial payment was paid $1,703 in cash, 49,989 shares of common stock of the Company having a value of $601 and $478 by the assumption of liabilities. If certain operational and financial milestones are met, we are required to make contingent payments, payable in stock or cash, depending on certain factors. We had originally issued 573,537 shares of restricted common stock in connection with the contingent payments related to this transaction, of which 84,818 shares were issued without restriction in fiscal 2006, and 104,568 were issued without restriction in fiscal 2007. As of April 28, 2007, 384,151 shares remain restricted. The sellers are entitled to receive dividends and vote these restricted shares.
     The tangible net assets acquired had a fair value of approximately $1,766. The fair values assigned to intangible assets acquired were $250 for patents, $120 for covenants not to compete, and $646 for goodwill and other intangibles. The intangible assets acquired are being amortized over periods of 4 to 15 years. The accounts and transactions of the acquired business have been included in the Power Distribution segment in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations for 2005, assuming the purchase occurred at May 4, 2003, would not differ materially from the reported amounts.
Intangible Assets
     In April of 2007, it was determined that a particular patent was impaired due to feasibility of the technology. We recorded an impairment charge in our automotive segment of $377, which represented the net book value of the patent.
     In September of 2005, we exercised an option to purchase for $300, the patents for the capacitive sensor technology that we were licensing to develop an impaired driver detection system.
     In June of 2005, we paid cash of $2,102 to license a broad range of touch sensing and organic light-emitting diode technologies. We are using these technologies to develop rotary control, joystick, touch-screen, and touch-surface products with programmable touch feedback, known as “haptics”.
     The following tables present details of our total intangible assets:

	April 28, 2007
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Period (Years)
Customer relationships and agreements	$38,170	$14,293	$23,877	14.3
Patents, trade name and technology licenses	24,382	4,741	19,641	16.3
Covenants not to compete	2,330	2,168	162	9.8

	$64,882	$21,202	$43,680

	April 29, 2006
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Period (Years)
Customer relationships and agreements	$19,859	$10,753	$9,106	3.5
Patents, trade names and technology licenses	11,945	3,776	8,169	10.3
Covenants not to compete	2,230	1,965	265	1.3

	$34,034	$16,494	$17,540

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
3. Acquisitions, Intangible Assets and Goodwill (Continued)
The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2008	$5,350
2009	3,491
2010	3,435
2011	3,141
2012	2,516
     At April 28, 2007, the intangible asset for customer relationships and agreements included $3,188 of net value assigned to a supply agreement with Delphi Corporation, acquired in our acquisition of the passenger occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
Goodwill
     Goodwill increased in fiscal 2007 due to $21,395 of goodwill recorded for the fiscal 2007 acquisition of TouchSensor Technologies, L.L.C. and $1,232 of goodwill for a contingent payment for the Power Distribution segment acquisition of Cableco in fiscal 2005. Additional contingent consideration of up to $4,517 for the Cableco acquisition will be recorded as goodwill if and when payable.
4. Shareholders’ Equity
     Preferred Stock. We have 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.
     Common Stock. At April 28, 2007, 1,917,284 shares of common stock are reserved for future issuance in connection with the Company’s stock plans.
     Common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	April 28, 2007	April 29, 2006
Authorized	100,000,000	100,000,000
Issued	37,950,829	37,700,484
In treasury	625,342	419,745
     Shareholders’ Rights Agreement. On January 8, 2004, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock (“Common Shares”) outstanding on January 18, 2004 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one ten-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $65.00 per one ten-thousandth of a preferred share, subject to adjustment.
     The Rights, which are not detachable, will trade automatically with the Common Shares and will not be exercisable until it is announced that a person or group has become an “acquiring person” by acquiring 15% or more of the Common Shares, or a person or group commences a tender offer that will result in such person or group owning 15% or more of the Common Shares. Thereafter, separate right certificates will be distributed, and each right will entitle its holder to purchase for the exercise price, a fraction of a share of our Series A Junior Participating Preferred Stock having economic and voting terms similar to one share of common stock.
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
(Dollar amounts in thousands, except per share data)
4.  Shareholders’ Equity (Continued)
becomes an acquiring person, the Company’s Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.
     The Rights may be redeemed by our Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on January 8, 2014.
     In the first quarter of fiscal 2007, we adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires us to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2007, we had accounted for stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by us had an exercise price equal to the market value of the underlying common stock on the option grant date.
     We elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in fiscal 2007, compensation expense includes (a) expense for all share-based payments granted prior to, but not yet vested, as of April 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to April 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As permitted under the modified prospective transition method, we have not restated prior period results. As a result, certain components of our quarterly financial statements will not be comparable until the first quarter of fiscal 2008, the anniversary of the adoption of SFAS No. 123(R).
     We have three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan (“the Plans”). The Plans provide us a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. There were no stock options awarded under the 2004 plan. Unexercised stock options granted under the Plans through April 28, 2007 vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years. Prior to fiscal 2007, we used the intrinsic value method to value all stock options issued under the Plans and therefore recorded no compensation expenses for these stock options. At the start of fiscal 2007, we had 194,076 unvested stock options outstanding under the Plans. Beginning in fiscal 2007, we have recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. In fiscal 2007, we recognized pre-tax compensation expense of $104 for these options. At April 28, 2007, unrecognized compensation expense related to the unvested portion of our stock options was $12, all of which will be expensed in fiscal 2008.
     The following table summarizes the stock option transactions pursuant to the 1997 and 2000 Stock Plans:

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
	Shares	Exercise Price	Shares	Exercise Price
May 2, 2004	2,494,430	10.17	1,654,636	$9.74
Granted	10,000	11.64
Exercised	(663,971)	9.73
Cancelled	(82,200)	11.66

April 30, 2005	1,758,259	10.28	1,331,709	$10.02
Exercised	(86,623)	7.97
Cancelled	(13,937)	12.51

April 29, 2006	1,657,699	10.38	1,463,623	$10.28
Exercised	(699,017)	10.31
Cancelled	(139,764)	11.45

April 28, 2007	818,918	10.26	777,668	$10.20

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
4.  Shareholders’ Equity (Continued)

				Exercisable Options
Options Outstanding at April 28, 2007				at April 28, 2007
		Avg.
Range of		Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$5.12 - $7.69	211,037	3.5	$6.46	211,037	$6.46
$8.08 - $11.64	402,697	3.9	10.53	361,447	10.43
$12.11 - $17.66	205,184	3.1	13.62	205,184	13.62

	818,918	3.6	10.26	777,668	10.20

     The weighted-average estimated fair value of options granted during fiscal 2005 was $5.34. The fair value of each option granted in fiscal 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	3.9%
Expected option life in years	6.0
Expected volatility	52.3%
Dividend yield	1.7%
     The risk free interest rate was based on U.S. Treasury yields with a remaining term that approximated the expected life of the options granted. The expected life was based on the average life of outstanding options. The estimated volatility was calculated based only on historical stock price volatility. We used an expected dividend yield based upon the relationship of our historical dividend to the market price at the date of the grant. Starting in fiscal 2007, we have used an estimated forfeiture rate of 6% based on historical data. Prior to 2007, we used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.
     The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock options for fiscal years ended April 29, 2006 and April 30, 2005:

	Fiscal Year
	2006	2005
Net income, as reported	$17,049	$25,533
Add: Stock based compensation included in earnings, net of tax	1,228	819
Less: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(1,468)	(1,526)

Pro forma	$16,809	$24,826

Basic and diluted earnings per share:
As reported	$0.47	$0.71
Pro forma	0.46	0.69
     SFAS No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement reduced net operating cash flows and increased net financing cash flows by $1,175 in fiscal 2007. Operating cash flows recognized in fiscal 2006 and fiscal 2005 for such excess tax deductions were $145 and $960, respectively.
     Pursuant to the Plans, we have also granted restricted stock awards (RSAs) to officers, key employees and directors. In the fiscal year ended April 28, 2007, 240,840 performance-based and 75,550 time-based RSAs were awarded. For the 2007 grants, the performanced-based RSA’s awarded to senior management cliff-vest after three years if the recipient remains employed by the Company until that date and the Company has net met certain reserve growth and return on invested capital targets. The time-based RSA’s vest in three equal annual installments. Prior to fiscal 2007, 288,925 performance-based and 297,930 time-based RSAs were awarded. Of the time-based RSAs, 293,480 vest in three equal annual installments and 80,000 cliff-vest after three years, provided the recipient remains an employee or director of the Company. The performance-based RSAs awarded to senior management cliff-vest after three years if the recipient remains employed by the Company until

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
4.   Shareholders’ Equity (Continued)
that date and the Company has met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to be voted and to payment of dividends.
     In December 2006, the award agreements granting RSAs to our CEO in fiscal 2005 were amended to convert 50,000 performance-based and 50,000 time-based RSAs into restricted stock units (RSUs). In April 2007, 225,000 performance based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs. The RSUs are subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the RSUs are not payable until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code. All further discussion of RSAs in this report includes the RSUs described above.
     The fair value of the RSAs is recorded as compensation expense ratably over the vesting period, except for RSAs issued to retirement-eligible participants, which are recognized on an accelerated basis. The fair value of all RSAs is equal to the market value of our common stock on the date of the grant. Prior to adoption of SFAS No. 123(R), the fair value of the performance-based RSAs was equal to the market value of our common stock as of the latest balance sheet date. The change to grant-date fair value for the performance-based RSAs decreased compensation expense by $897 for fiscal year ended April 28, 2007.
     In order to calculate compensation expense, SFAS No. 123(R) requires expense to be adjusted for an estimated forfeiture factor. Prior to 2007, we used the actual forfeiture method allowed under SFAS 123, which assumed that all RSAs would vest and expense was adjusted when RSAs were forfeited. This change resulted in a reduction of compensation expense related to unvested RSAs at April 29, 2006 of $129, which has been reflected as a cumulative effect of an accounting change in the income statement for the fiscal year ended April 28, 2007. We recognized pre-tax compensation expense for RSAs of $2,922 in the fiscal year ended April 28, 2007, $2,029 for the fiscal year ended April 29, 2006 and $1,365 for the fiscal year ended April 30, 2005.
     The following table summarizes the RSA activity:

	Fiscal Year
	2007	2006	2005
Unvested at beginning of fiscal year	471,957	285,380	—
Awarded	316,390	298,375	288,480
Released	(245,765)	(106,267)	—
Forfeited	(16,993)	(5,531)	(3,100)

Unvested at end of fiscal year	525,589	471,957	285,380

     The table below shows our unvested RSAs at April 28, 2007:

				Probable	Target
				Unearned	Unearned
Grant			Wtd.	Compensation	Compensation
Fiscal			Avg.	Expense at	Expense at
Year	RSAs	Vesting Period	Value	April 28, 2007	April 28, 2007
2005	864	3-year equal annual installments	$11.81	$2	$2
2006	29,540	3-year equal annual installments	12.26	109	109
2006	203,625	3-year cliff	12.42	848	848
2007	50,720	3-year equal annual installments	7.81	195	195
2007	240,840	3-year cliff	7.78	1,195	1,195
     At April 28, 2007, the aggregate unvested RSAs had a weighted average fair value of $9.84, and a weighted average vesting period of 19 months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
4.   Shareholders’ Equity (Continued)
     In connection with the performance-based RSAs, we agreed to pay each recipient a cash bonus if the Company meets certain additional financial targets, which shall be measured as of the vesting date. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s RSAs described in the paragraphs above by the closing price of Methode’s common stock as of the vesting date. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of our common stock as of the latest balance sheet date, if such targets are being met as of the latest balance sheet date. As of April 28, 2007, we were meeting certain of these additional financial targets and, accordingly, compensation expense related to the cash bonus on RSAs has been accrued as a liability.
     In fiscal 2003, we entered into a stock-based cash bonus agreement (2003 Agreement) with our CEO providing for two cash bonuses that were to be paid at the election of the CEO between the vesting date and expiration date. The 2003 Agreement replaced stock options that were awarded in 2002 and 2003 to the CEO in excess of the annual 100,000 share limitation provisions of the Plans and were subsequently voided. The first cash bonus vested in four equal annual installments beginning June 10, 2003 and expires June 10, 2012. The amount of the first cash bonus was to be determined by multiplying 100,000 by the per share value of the common stock on the date of exercise in excess of $10.50. The second cash bonus vests in four equal annual installments beginning July 3, 2004 and expires July 3, 2013. The amount of the second cash bonus was to be determined by multiplying 150,000 by the per share value of the common stock on the date of exercise in excess of $11.44. The 2003 Agreement required that the stock options awarded to the CEO in 2002 and 2003 be exercised before the related stock-based cash bonus could be exercised.
     In fiscal 2007, the Compensation Committee of the Company and our CEO agreed to convert all of the CEO’s existing RSAs to RSUs, as described earlier, and amend the 2003 Agreement. In connection with the amendment to the 2003 Agreement, the stock price used to compute the cash bonus was fixed at $15.32 per share, for a total bonus of $1,064. The CEO received a partial payment of $386 under the 2003 Agreement and deferred the remaining payments of $678 due under the 2003 Agreement until the later of May 15, 2009 or such time as it would be deductible under Section 162(m).
5. Employee 401(k) Savings Plan
     We have an Employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation. Our contributions to the Employee 401(k) Savings Plan were $1,806, $1,876 and $1,919 in fiscal 2007, 2006 and 2005, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
6. Income Taxes
     Significant components of our deferred tax assets and liabilities were as follows:

	April 28,	April 29,
	2007	2006
Deferred tax liabilities-
Accelerated tax depreciation	$2,867	$3,927

Deferred tax assets:
Deferred compensation and stock award amortization	3,066	2,691
Inventory valuation differences	3,124	2,826
Property valuation differences	1,031	1,031
Accelerated book amortization	2,825	2,461
Environmental reserves	958	1,095
Goodwill impairment	7,202	7,202
Bad debt reserves	601	1,091
Vacation accruals	1,455	1,381
Foreign investment tax credit	20,696	15,700
Foreign net operating loss carryover	1,850	5,360
Other accruals	909	1,303

	43,717	42,141
Less valuation allowance	25,762	25,187

Total deferred tax assets	17,955	16,954

Net deferred tax assets	$15,088	$13,027

Balance sheet classification:
Current asset	$6,868	$7,207
Non-current asset	8,220	5,820

	$15,088	$13,027

     The valuation allowance is associated with the deferred tax assets for the basis differences between book and tax that result from the impairment of goodwill that is not deductible until the investment is liquidated and foreign investment tax credits and net operating losses with unlimited carryovers generated in the current and prior years, for which we believe utilization is uncertain.
     Income taxes consisted of the following:

	Fiscal Year
	2007	2006	2005
Current
Federal	$8,414	$15,048	$9,147
Foreign	(4)	732	1,195
State	2,422	2,410	1,939

	10,832	18,190	12,281
Deferred	(1,012)	(2,870)	633

	$9,820	$15,320	$12,914

     The amounts in the table above include the tax on the cumulative effect of change in accounting of $28 in 2007.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
6. Income Taxes (Continued)
     A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year
	2007		2006		2005
Income tax at statutory rate	$12,566	35.0%	$11,329	35.0%	$13,456	35.0%
Effect of:
State income taxes, net of federal benefit	1,609	4.5	1,233	3.8	1,617	4.2
Repatriation of international earnings	—	—	4,513	13.9	—	—
Foreign operations with lower statutory rates	(4,179)	(11.6)	(3,339)	(10.3)	(1,836)	(4.8)
Foreign losses with no tax benefit	1,802	5.0	3,553	11.0	1,263	3.3
Foreign investment tax credit (FTC)	(4,059)	(11.3)	(1,400)	(4.4)	(3,557)	(9.3)
FTC valuation allowance	2,832	7.9	787	2.4	2,926	7.6
Reduction of tax contingency reserve	(213)	(0.6)	(850)	(2.6)	—	—
Manufacturing deduction	(53)	(0.1)	(172)	(0.5)	—	—
Tax exempt life insurance	—	—	—	—	(364)	(0.9)
Other – net	(485)	(1.4)	(334)	(1.0)	(591)	(1.5)

Income tax provision	$9,820	27.4%	$15,320	47.3%	$12,914	33.6%

     We paid income taxes of $13,963 in 2007, $14,469 in 2006 and $8,328 in 2005. No provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested in our foreign operations. If the undistributed net income of $47,901 were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $19,161, before available foreign tax credits. It is not practical to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.
     On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law introducing a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In fiscal 2006, we repatriated $38,129 of earnings from two of our foreign subsidiaries resulting in an additional income tax expense of $4,513.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. We are required to adopt FIN 48 at the beginning of fiscal year 2008. Upon adoption, the cumulative effect of applying the provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We are in the process of determining any potential impact to the financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
7. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2007	2006	2005
Numerator — Net income	$26,084	$17,049	$25,533

Denominator:
Denominator for basic earnings per share-weighted-average shares	36,328	36,259	35,842
Dilutive potential common shares-employee stock options	315	204	311

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	36,643	36,463	36,153

Basic income per share	$0.72	$0.47	$0.71
Diluted net income per share	$0.71	$0.47	$0.71
     Options to purchase 370,506, 772,854 and 400,031 shares of common stock were outstanding at April 28, 2007, April 29, 2006 and April 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would be antidilutive.
8. Environmental Matters
     We apply the guidance of SOP 96-1 Environmental Remediation Liabilities in accounting for known environmental obligations. We are not aware of any potential unasserted environmental claims that may be brought against us. We are involved in environmental investigation and/or remediation at two of our former plant sites. We use environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, we have estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. Recovery from insurance or other third parties is not anticipated. We are not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through 2015.
     At April 28, 2007 and April 29 2006, we had accruals, primarily based upon independent engineering studies, for environmental matters of $2,394 and $2,738, respectively, of which $600 was classified in other accrued expenses and the remainder was included in other liabilities. We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.
     In fiscal 2007, we spent $591 on remediation cleanups and related studies compared with $376 in 2006 and $640 in 2005. The costs associated with environmental matters as they relate to day-to-day activities were not material.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
9. Pending Litigation
     Certain litigation arising in the normal course of business is pending against us. We, from time to time, are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. We consider insurance coverage and third party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of our management, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on the consolidated financial statements of the Company.
10. Material Customers
     Sales to three customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business. Net sales to these three customers approximated 27.3%, 16.5% and 13.6% of consolidated net sales in fiscal 2007; 27.5%, 21.1% and 16.2% of consolidated net sales in fiscal 2006 and 28.2%, 21.3% and 12.5% of consolidated net sales in fiscal 2005. Sales of PODS sensor pads to one of these customers were 13.4%, 15.5% and 11.7% of consolidated net sales in fiscal 2007, 2006 and 2005, respectively.
     At April 28, 2007 and April 29, 2006, accounts receivable from customers in the automotive industry were approximately $59,432 and $61,431, respectively, which included $23,261 and $18,468, respectively, at our Maltese subsidiary. Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers generally have been within management’s expectation.
11. Line of Credit
     We have an agreement with our primary bank for a committed $75,000 revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. This facility, which expires January 31, 2011, bears interest at (a) LIBOR plus 0.375% to 0.625% depending on certain financial ratios or (b) the higher of the Federal Funds Rate plus 1/2 of 1% or the bank’s prime rate. The facility also includes a fee ranging from 0.08% to 0.15% of the unused balance, depending on certain financial ratios. The facility requires that we maintain a minimum consolidated net worth equal to $241,000 plus 50% of consolidated net income earned in each fiscal quarter ending after October 31, 2005, with no deduction for a net loss in any quarter ($257,600 at April 28, 2007), and maintain consolidated fixed charge coverage, as defined, of not less than 1.50:1.00. We were in compliance at April 28, 2007. We have never borrowed against this facility.
12. Segment Information
     We are a global manufacturer of component and subsystem devices. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our components are found in the primary end markets of the automotive, appliance, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries; and the consumer and industrial equipment markets.
     We previously reported three operating segments – Electronic, Optical and Other. In fiscal 2006 management realigned certain executive responsibilities and changed the way they view the business. In light of the realignments and following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in four operating segments – Automotive, Interconnect, Power Distribution and Other – commencing with the financial statements for the fiscal year ended April 29, 2006. Our systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown our sales into smaller product groups.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information (Continued)
     The Automotive segment supplies electronic and electromechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers, including control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components. Automotive segment net sales included customer tooling sales of $3,197, $9,519 and $16,018 in fiscal 2007, 2006 and 2005, respectively.
     The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets. Solutions include solid-state field effect interface panels, PCMCIA and express card packaging, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components. In fiscal 2007, the results of the Interconnect segment include charges of $2,518, reduced by a cumulative currency translation credit of $491 for the closing of our Scotland manufacturing facility and moving production to our Malta facility.
     The Power Distribution segment, manufactures current-carrying laminated bus devices, custom power-distribution assemblies; powder coated bus bars, braided flexible cables and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor (IGBT) solutions, aerospace and military.
     The Other segment includes a designer and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.
     In connection with reviewing procedures for accumulating information for the segment disclosures in the footnotes to the consolidated financial statements to be included in the fiscal year 2007 Form 10-K, it was discovered that there was a mathematical error which impacted income before income taxes of the Company’s three reportable segments for the fiscal year 2006 Form 10-K. Income before income taxes as reported was Automotive segment $38,054, Interconnect segment $3,400 and Power Distribution segment $3,622. Income before income taxes as restated was Automotive segment $36,080, Interconnect segment $6,043 and Power Distribution segment $2,953. All of these restatements are reflected in the following segment information. This mathematical error did not impact the 2005 segment information or any segment information reported in the Company’s previously filed 10-Qs.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We allocate resources to and evaluate performance of segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information (Continued)
     The table below presents information about our reportable segments:

	Fiscal Year 2007
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	dated
Net sales	$315,691	$83,221	$43,398	$7,715	$1,598	$448,427
Transfers between segments	—	(1,082)	(402)	(114)	(1,598)	—

Net sales to unaffiliated customers	$315,691	$82,139	$42,995	$7,601	$—	$448,427

Segment income (loss) before income taxes	$29,328	$9,264	$8,845	$(321)		$47,116

Corporate expenses, net						(11,341)

Income before income taxes and cumulative effect of accounting change						$35,775

Depreciation and amortization	$19,304	$3,122	$585	$475		$23,486

Corporate depreciation and amortization						514

Total depreciation and amortization						$24,000

Identifiable assets	$197,107	$119,979	$22,979	$7,799		$347,864

General corporate assets						63,876

Total assets						$411,740

	Fiscal Year 2006
			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	Dated
Net sales	$315,729	$69,653	$30,899	$6,959	$1,625	$421,615
Transfers between segments	—	(1,419)	(16)	(190)	(1,625)	—

Net sales to unaffiliated customers	$315,729	$68,234	$30,883	$6,769	$—	$421,615

Segment income (loss) before income taxes	$36,080	$6,043	$2,953	$(1,236)		$43,840

Corporate expenses, net						(11,471)

Income before income taxes and cumulative effect of accounting change						$32,369

Depreciation and amortization	$19,197	$2,155	$463	$545		$22,360

Corporate depreciation and amortization						486

Total depreciation and amortization						$22,846

Identifiable assets	$217,561	$35,456	$19,301	$7,826		$280,144

General corporate assets						94,439

Total assets						$374,583

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information (Continued)

	Fiscal Year 2005

			Power
		Inter-	Distri-		Elimi-	Consoli-
	Automotive	connect	bution	Other	nations	Dated
Net sales	$298,420	$70,324	$20,062	$5,625	$1,706	$392,725
Transfers between segments	—	(1,517)	(18)	(171)	(1,706)	—

Net sales to unaffiliated customers	$298,420	$68,807	$20,044	$5,454	$—	$392,725

Segment income (loss) before income taxes	$45,635	$3,430	$2,865	$(1,056)		$50,874

Corporate expenses, net						(12,427)

Income before income taxes and cumulative effect of accounting change						$38,447

Depreciation and amortization	$17,723	$2,383	$333	$512		$20,951

Corporate depreciation and amortization						483

Total depreciation and amortization						$21,434

Identifiable assets	$230,372	$53,456	$9,949	$7,798		$301,575

General corporate assets						55,106

Total assets						$356,681

     Information about our operations in different geographic regions is as follows:

	Fiscal Year
	2007	2006	2005
Net Sales:
United States	$305,232	$312,858	$293,985
Asia Pacific	30,141	14,946	13,251
Malta	75,425	57,062	56,566
Europe, excluding Malta	37,629	36,749	28,923

	$448,427	$421,615	$392,725

Income (loss) before income taxes and cumulative effect of accounting change:
United States	$22,873	$28,309	$32,405
Asia Pacific	1,346	(2,712)	(2,932)
Europe	8,128	4,666	7,848
Income and expenses not allocated	3,428	2,106	1,126

	$35,775	$32,369	$38,447

Property, Plant and Equipment:
United States	$48,097	$50,615	$48,880
Mexico	564	577	524
Asia Pacific	8,893	9,712	7,946
Malta	23,434	19,648	24,411
Europe, excluding Malta	5,869	9,945	10,879

	$86,857	$90,497	$92,640

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
13. Summary of Quarterly Results of Operations (Unaudited)
     The following is a summary of unaudited quarterly results of operations for the two years ended April 28, 2007 and April 29, 2006:

	Fiscal Year 2007
	Quarter Ended
	July 29	October 28	January 27	April 28
Net sales	$103,571	$108,516	$105,412	130,928
Gross profit	19,611	19,272	20,078	29,552
Net income before cumulative effect of a change in accounting	4,259	4,888	4,704	12,132
Net income	4,360	4,888	4,704	12,132
Net income per common share	0.12	0.13	0.13	0.34

	Fiscal Year 2006
	Quarter Ended
	July 30	October 29	January 28	April 29
Net sales	$93,983	$116,285	$95,050	116,297
Gross profit	19,086	23,359	17,453	25,307
Net income before cumulative effect of a change in accounting	4,707	5,241	2,810	4,291
Net income	4,707	5,241	2,810	4,291
Net income per common share	0.13	0.14	0.08	0.12
     Third quarter fiscal 2007 results include a restructuring charge of $1,861 for the closing of our Scotland facility.
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands)

COL. A	COL. B	COL. C			COL. D.		COL. E
		Additions
	Balance at		Charged to Other
	Beginning of	Charged to Costs	Accounts—		Deductions—		Balance at End of
Description	Period	and Expenses	Describe		Describe		Period
YEAR ENDED APRIL 28, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,752	$372	$140	(1)	$2,032	(2)	$2,231
Deferred tax valuation allowance	25,187	298	277	(1)			25,762

YEAR ENDED APRIL 29, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,655	$2,109	$28	(1)	$40	(2)	$3,752
Deferred tax valuation allowance	20,572	4,510	105	(1)			25,187

YEAR ENDED APRIL 30, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,994	$213	$50	(1)	$1,602	(2)	$1,655
Deferred tax valuation allowance	16,208	3,608	756	(1)			20,572

(1)	Impact of foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (1)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (2)

10.1	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)

10.2	Methode Electronics, Inc. Capital Accumulation Plan (4)

10.3	Methode Electronics, Inc. 401(k) Savings Plan (5)

10.4	Methode Electronics, Inc. 401(k) Saving Trust (5)

10.5	Methode Electronics, Inc. 1997 Stock Plan (6)

10.6	Methode Electronics, Inc. 2000 Stock Plan (7)

10.7	Methode Electronics, Inc. 2004 Stock Plan (8)

10.8	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) under the 2000 Stock Plan (9)

10.9	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) under the 2000 Stock Plan (9)

10.10	Form of Methode Electronics, Inc. Cash Award Agreement (9)

10.11	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Thereto (10)

10.12	Amendment to Credit Agreement dated as of November 2005 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Thereto (11)

10.13	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Outside Director) under the 2004 Stock Plan (12)

10.14	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) under the 2004 Stock Plan (12)

10.15	Form of Methode Electronics, Inc. Cash Award Agreement (12)

10.16	Amendment to Credit Agreement dated as of January 31, 2006, among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Thereto (13)

10.17	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (14)

10.18	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (14)

10.19	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Robert J. Kuehnau (14)

10.20	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Thomas D. Reynolds (14)

10.21	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Paul E. Whybrow (14)

10.22	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Theodore P. Kill (15)

10.23	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (15)

10.24	First Amendment to Methode Electronics, Inc. 2000 Stock Plan effective as of December 14, 2006 (16)

10.25	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (16)

Exhibit
Number	Description
10.26	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (16)

10.27	Securities Purchase Agreement dated as of February 28, 2007 between Methode Electronics, Inc. and Gemtron Corporation (17)

10.28	Waiver and Amendment dated as of February 28, 2007 among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Thereto (18)

10.29	Amended Cash Bonus Agreement effective as of April 6, 2007 between Methode Electronics, Inc. and Donald W. Duda (19)

10.30	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (19)

10.31	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (19)

21	Subsidiaries of Methode Electronics, Inc.

23	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2005, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 1994, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Statement No. 333-49671 and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2004, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2004, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 8-K filed August 11, 2006, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(16)	Previously filed with Registrant’s Form 10-Q for the three months ended January 27, 2007, and incorporated herein by reference.

(17)	Previously filed with Registrant’s Form 8-K filed March 2, 2007, and incorporated herein by reference.

(18)	Previously filed with Registrant’s Form 8-K filed March 12, 2007, and incorporated herein by reference.

(19)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.