Form 10-Q
period 2007-07-28
METHODE ELECTRONICS INC
filed 2007-09-06
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 28, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816
METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Delaware	36-2090085

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐                    Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐                    No ☑
     At September 4, 2007, Registrant had 38,058,074 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 28, 2007

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 28, 2007	April 28, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72,269	$60,091
Accounts receivable, net	71,927	79,180
Inventories:
Finished products	11,268	12,280
Work in process	25,597	20,288
Materials	22,957	21,911

	59,822	54,479
Deferred income taxes	6,974	6,868
Prepaid expenses and other current assets	11,391	8,823

TOTAL CURRENT ASSETS	222,383	209,441

PROPERTY, PLANT AND EQUIPMENT	296,556	290,882
Less allowances for depreciation	209,290	204,025

	87,266	86,857

GOODWILL	52,188	51,520
INTANGIBLE ASSETS, net	42,722	43,680
OTHER ASSETS	21,568	20,242

	116,478	115,442

	$426,127	$411,740

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$38,114	$41,041
Other current liabilities	34,866	31,420

TOTAL CURRENT LIABILITIES	72,980	72,461

OTHER LIABILITIES	11,557	4,898
DEFERRED COMPENSATION	9,426	10,172
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,037,978 and 37,950,829 shares issued as of July 28, 2007 and April 28, 2007, respectively	19,019	18,975
Unearned common stock issuances	(4,257)	(4,517)
Additional paid-in capital	67,049	65,512
Retained earnings	240,046	233,684
Accumulated other comprehensive income	15,762	16,010
Treasury stock, 625,342 shares as of July 28, 2007 and April 28, 2007	(5,455)	(5,455)

	332,164	324,209

	$426,127	$411,740

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	July 28, 2007	July 29, 2006
INCOME
Net sales	$125,009	$103,571
Other	146	184

	125,155	103,755

COSTS AND EXPENSES
Cost of products sold	98,335	83,960
Selling and administrative expenses	15,964	13,752

	114,299	97,712

Income from operations	10,856	6,043

Interest income, net	436	819
Other, net	(220)	(68)

Income before income taxes and cumulative effect of accounting change	11,072	6,794

Income taxes	2,800	2,535

Income before cumulative effect of accounting change	8,272	4,259

Cumulative effect of accounting change, net of taxes of $28	—	101

NET INCOME	$8,272	$4,360

Amounts per common share:
Basic and diluted net income before cumulative of accounting change	$0.22	$0.12
Basic and diluted net income	$0.22	$0.12

Cash dividends:
Common stock	$0.05	$0.05

Weighted average number of Common Shares outstanding:
Basic	36,993	36,334
Diluted	37,491	36,538
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share data)

			Unearned					Total
	Common	Common	Common	Additional		Currency		Share-
	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	holders’
	Shares	$	Issuances	Capital	Earnings	Adjustments	Stock	Equity
Balance at April 28, 2007	37,950,829	$18,975	$(4,517)	$65,512	$233,684	$16,010	$(5,455)	$324,209
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - See Note 5)					(26)			(26)
Release of restriction pursuant to acquisition earn-out			260					260
Stock award and stock option amortization expense				436				436
Exercise of options	87,149	44		972				1,016
Tax benefit from stock options				129				129
Foreign currency translation adjustments						(248)		(248)
Net income for three months ended July 28, 2007					8,272			8,272
Cash dividends on common stock					(1,884)			(1,884)

Balance at July 28, 2007	38,037,978	$19,019	$(4,257)	$67,049	$240,046	$15,762	$(5,455)	$332,164

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	July 28, 2007	July 29, 2006
OPERATING ACTIVITIES
Net income	$8,272	$4,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	4,864	4,601
Amortization of intangibles	1,304	1,265
Amortization of stock awards and stock options	436	761
Changes in operating assets and liabilities	5,801	4,567
Other	81	917

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,758	16,471

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,869)	(1,949)
Proceeds from sale of building	—	800
Acquisition of businesses	(668)	(2,678)
Acquisition of technology licenses	(346)	—
Joint venture dividend	(1,000)	—
Other	174	(590)

NET CASH USED IN INVESTING ACTIVITIES	(6,709)	(4,417)

FINANCING ACTIVITIES
Repurchase of common stock	—	(2)
Proceeds from exercise of stock options	1,016	141
Tax benefit from stock options and awards	129	—
Cash dividends	(1,884)	(1,865)

NET CASH USED IN FINANCING ACTIVITIES	(739)	(1,726)

Effect of foreign currency exchange rate changes on cash	(1,132)	120

INCREASE IN CASH AND CASH EQUIVALENTS	12,178	10,448

Cash and cash equivalents at beginning of period	60,091	81,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,269	$92,094

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
July 28, 2007
1. BASIS OF PRESENTATION
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries. The condensed consolidated financial statements and related disclosures as of July 28, 2007 and results of operations for the three months ended July 28, 2007 and July 29, 2006 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The April 28, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended April 28, 2007 filed with the SEC on July 12, 2007. Results may vary from quarter to quarter for reasons other than seasonality.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. See Note 5 for more information regarding the impact of adopting FIN 48.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on the items for which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not completed the analysis of the potential impact of the adoption of SFAS No. 157 on our financial position, results of operations, or cash flows.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
3. COMPREHENSIVE INCOME
     The components of our comprehensive income for the three months ended July 28, 2007 and July 29, 2006 include net income and adjustments to stockholders’ equity for foreign currency translations. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.
     The following table presents details of the Company’s comprehensive income:

	Three Months Ended
	July 28, 2007	July 29, 2006
Net income	$8,272	$4,360
Translation adjustment	(248)	825

Total comprehensive income	$8,024	$5,185

4. GOODWILL AND INTANGIBLE ASSETS
     In connection with the acquisition of Cableco Technologies in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. During the first quarter of fiscal 2008, a portion of the operational and financial targets were met resulting in a $260 payment. The payment was recorded as an increase to goodwill. Additional goodwill of up to $4,257 may result from future contingent payments for this acquisition.
     In connection with the acquisition of TouchSensor Technologies in March 2007, an increase to goodwill of $408 was recorded for the three months ended July 28, 2007. The increase relates to adjustments for working capital and valuation of intangible assets acquired. We are in the process of completing the valuation of the intangible assets acquired and we anticipate that the final valuations will not differ materially from our preliminary assessment.
     The following tables present details of the Company’s intangible assets:

	July 28, 2007
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$38,262	$15,330	$22,932
Patents and technology licenses	24,486	4,988	19,498
Covenants not to compete	2,480	2,188	292

Total	$65,228	$22,506	$42,722

	April 28, 2007
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$38,170	$14,293	$23,877
Patents and technology licenses	24,382	4,741	19,641
Covenants not to compete	2,330	2,168	162

Total	$64,882	$21,202	$43,680

     At July 28, 2007, the intangible assets for customer relationships and agreements includes $2,961 of net value assigned to a supply agreement with Delphi Corporation, acquired in our acquisition of the passive occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition filed

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
4. GOODWILL AND INTANGIBLE ASSETS — continued
on October 8, 2005. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for fiscal 2008 and each of the four succeeding fiscal years is as follows:

2008	$5,350
2009	3,491
2010	3,435
2011	3,141
2012	2,516
5. INCOME TAXES
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
     We adopted FIN 48 on April 29, 2007. As a result of the implementation of FIN 48, we recognized a $1,039 increase in the liability for unrecognized tax benefits which was accounted for as an increase of $1,014 to the April 29, 2007 balance of deferred tax assets and a decrease of $25 to the April 29, 2007 balance of retained earnings.
     Included in the balance at July 28, 2007 are $1,014 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would have accelerated the payment of cash to the taxing authority to an earlier period. We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the three months ended July 28, 2007, we recognized an insignificant amount in interest and penalties. We had approximately $1,204 for the payment of interest and penalties accrued at July 28, 2007.
     We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. We have certain tax return years subject to statutes of limitation which will close within twelve months of the date of adoption. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $162.
     The Company and all of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before fiscal year 2004.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the three-month periods presented:

	Three Months Ended
	July 28,	July 29,
	2007	2006
Balance at the beginning of the period	37,950,829	37,700,484
Repurchased and retired	—	(183)
Options exercised	87,149	20,886
Restricted stock awards vested	—	500
Reversal of unvested restricted stock awards upon adoption of SFAS No. 123(R)	—	(463,957)

Balance at the end of the period	38,037,978	37,257,730
     We paid a quarterly dividend in the amount of $1,884 or $0.05 per share on July 27, 2007 to shareholders of record as of July 13, 2007. We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business and the repurchase of common stock. Our Board of Directors approved a stock repurchase plan in September 2006, which expires at the end of fiscal 2008. There were no shares purchased during the first quarter of fiscal 2008.
     The Company has three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan (“the Plans”). The Plans provide us a means to award stock options, stock appreciation rights and restricted stock to directors and key employees. No options were granted under the Plans since the first quarter of fiscal 2005. As of July 28, 2007, we had 728,248 unexercised stock options, all of which are fully vested and have a term of ten years. In the three months ended July 28, 2007, we recognized pre-tax compensation expense of $11. There is no remaining unrecognized compensation expense relating to the stock options as of July 28, 2007.
     The following tables summarize the stock option activity and related information for the three months ended July 28, 2007:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2007	818,918	$10.26
Exercised	(87,149)	11.65
Forfeited	(3,521)	8.03

Outstanding at July 28, 2007	728,248	10.10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION — continued

Options Outstanding at July 28, 2007				Exercisable Options at July 28, 2007
		Wtd. Avg.	Avg.		Wtd. Avg.	Avg.
Range of		Exercise	Remaining		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$5.12 - $7.69	204,892	$6.45	3.3	204,892	$6.45	3.3
$8.08 - $11.64	367,150	10.56	3.6	367,150	10.56	3.6
$12.11 - $17.66	156,206	13.83	2.8	156,206	13.83	2.8

	728,248	10.10		728,248	10.10

     The aggregate intrinsic value for all options outstanding at July 28, 2007 was $4,526.
     Pursuant to the Plans, the Company has also granted restricted stock awards (RSAs) to officers, key employees and directors. In the three months ended July 28, 2007 there were no performance-based or time-based RSAs awarded. At the beginning of fiscal 2008, there were 525,589 performance-based and time-based RSAs outstanding. The time-based RSAs vest in three equal annual installments from the grant date. The performance-based RSAs awarded to senior management cliff-vest after three years if the recipient remains employed by the Company until that date and that we have met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to be voted and to payment of dividends. Refer to our latest Form 10-K for the fiscal year ended April 28, 2007 for more detailed information regarding stock awards.
     We recognized pre-tax compensation expense for RSAs of $425 and $710 in the three-months ended July 28, 2007, and July 29, 2006 respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of income.
     The following table summarizes the RSA activity for the three months ended July 28, 2007:

Shares
Unvested at April 28, 2007	525,589
Awarded	—
Released	—
Forfeited	—

Unvested at July 28, 2007	525,589

     The table below shows the Company’s unvested RSAs at July 28, 2007:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	July 28, 2007	July 28, 2007
2005	864	3-year equal annual installments	$11.81	$2	$2
2006	29,540	3-year equal annual installments	12.26	85	85
2006	203,625	3-year cliff	12.42	677	677
2007	50,720	3-year equal annual installments	7.81	195	195
2007	240,840	3-year cliff	7.78	1,195	1,195
     At July 28, 2007, the aggregate unvested RSAs had a weighted average fair value of $9.84 and a weighted average vesting period of about 19 months

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
7. EARNINGS PER SHARE
     Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 28, 2007	July 29, 2006
Numerator — net income	$8,272	$4,360

Denominator:
Denominator for basic earnings per share-weighted-average shares	36,993	36,334
Dilutive potential common shares-employee stock options	498	204

Denominator for diluted earnings per share adjusted weighted- average shares and assumed conversions	37,491	36,538

Basic and diluted net income per share:
Income before cumulative effect of accounting change	$0.22	$0.12
Net income	$0.22	$0.12
     Options to purchase 29,413 shares of common stock at a weighted-average exercise price of $17.66 per share were outstanding as of July 28, 2007, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
8. SEGMENT INFORMATION
     We are a global manufacturer of component and subsystem devices. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our components are found in the primary end markets of the automotive, appliance, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace and military, rail and other transportation industries and the consumer and industrial equipment markets.
     We report in four operating segments – Automotive, Interconnect, Power Distribution and Other. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.
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
     The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets. Solutions include solid-state field effect interface panels, PC card and express card packaging, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
8. SEGMENT INFORMATION — continued
     The Power Distribution segment manufactures current-carrying laminated bus devices, custom power-distribution assemblies, powder coated bus bars, braided flexible cables and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor (IGBT) solutions, aerospace and military.
     The Other segment includes a design and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended April 28, 2007. We allocate resources to and we evaluate performance of our segments based on segment income. Transfers between segments are recorded using internal transfer prices set by us.
     The table below presents information about our reportable segments:

	Three Months Ended July 28, 2007
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$82,862	$31,586	$9,335	$1,674	$448	$125,009
Transfers between segments	—	(178)	(256)	(14)	(448)	—

Net sales to unaffiliated customers	$82,862	$31,408	$9,079	$1,660	$—	$125,009

Segment income (loss)	$11,741	$2,401	$1,849	$(275)	$—	$15,716

Corporate expenses, net						(4,644)

Income before income taxes and cumulative effect of accounting change						$11,072

	Three Months Ended July 29, 2006
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$74,112	$18,105	$10,019	$1,734	$399	$103,571
Transfers between segments	—	(300)	(59)	(40)	(399)	—

Net sales to unaffiliated customers	$74,112	$17,805	$9,960	$1,694	$—	$103,571

Segment income (loss)	$6,656	$2,095	$1,615	$(108)	$—	$10,258

Corporate expenses, net						(3,464)

Income before income taxes and cumulative effect of accounting change						$6,794

9. CONTINGENCIES
     Certain litigation arising in the normal course of business is pending against us. We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)
9. CONTINGENCIES — continued
available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material effect on our consolidated financial statements.
10. SUBSEQUENT EVENT
     On August 31, 2007, we acquired the assets of Value Engineered Products, Inc. (VEP) for approximately $5,750 in cash. The terms of the acquisition provide for an additional payment up to a maximum of $1,000 if sales reach specified targets during the twelve-month period following the close. This acquisition is anticipated to be accretive to our fiscal year 2008 earnings. VEP is a thermal management solutions provider manufacturing customized heat sinks and related products for high-powered applications. These components complement our Power Distribution segment product offerings. VEP trailing twelve-month revenues were approximately $6,700.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
          Certain information included in or incorporated by reference in this document, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversal of tax provisions), earnings or losses from operations, cash flows, liquidity position, synergies, cost-control activities, cost savings or other financial items; plans, strategies and objectives of management for future operations, trends, seasonality, and the outcome of outstanding claims or legal proceedings. Forward-looking statements may be characterized by terminology such as “believe”, “anticipate”, “should”, “would”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “position” “strategy” and similar expressions. These statements are based on assumptions and assessments made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but are not limited to the following:
•	We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.

•	Because we derive approximately 66% of our revenues from the automotive industry, any downturns or challenges faced by this industry may have an adverse effect on our business, financial condition and operating results.

•	Because we also derive a substantial portion of our revenues from customers in the appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

•	We are subject to intense pricing pressures in the automotive industry.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.

•	If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	We face risks relating to our international operations, including political and economic instability.

•	We may acquire businesses or divest certain business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•	We cannot assure you that the newly-acquired TouchSensor Technologies business will be successful or that we can implement and profit from new applications of the acquired technology.

•	We are dependent on the availability and price of raw materials.
          Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements. These forward looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. We do not intend to update any forward-looking statement, all of which are expressly qualified by the foregoing. See Part I – Item A, Risk Factors of our latest form 10-K for the fiscal year ended April 28, 2007, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.
Overview
          We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the U. S., Malta, Mexico, United Kingdom, Germany, Czech Republic, China and Singapore. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of our form 10-K for the fiscal year ended April 28, 2007.
          Our components are found in the primary end markets of the automotive, information processing and networking equipment, voice and data communication systems, consumer electronics, appliance, aerospace and military transportation vehicles, and industrial equipment industries. Our products employ electronic and optical technologies to control and convey signals through sensors, interconnections and controls. Recent trends in the industries that we serve include:
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
Business Outlook
          Sales in fiscal 2008 are expected to increase modestly compared to fiscal 2007. We anticipate growth in the Interconnect segment related to the TouchSensor acquisition in March 2007. Sales of automotive products at our Shanghai, China facility are expected to continue to increase and we anticipate increased sales of automotive switches at our Malta operation. These increases will be partially offset by lower forecasted sales from our traditional North American automotive OEMs along with our continued transition away from less profitable programs. Sales of sensor pads for passive occupant-detection systems are expected to decline due to lower automotive demand in the U.S.

Results of Operations for the Three Months Ended July 28, 2007 as Compared to the Three Months Ended July 29, 2006
Consolidated Results
Below is a table summarizing results for the three months ended:
(in millions)

			$	%
	July 28, 2007	July 29, 2006	Net Change	Net Change
Net sales	$125.0	$103.6	$21.4	20.7%
Other income	0.2	0.2	—	0.0%

	125.2	103.8	21.4	20.6%

Cost of products sold	98.3	84.0	14.3	17.0%

Gross margin (including other income)	26.9	19.8	7.1	35.9%

Selling and administrative expenses	16.0	13.8	2.2	15.9%
Interest income, net	0.4	0.8	(0.4)	-50.0%
Other, net	(0.2)	—	(0.2)	0.0%
Income taxes	2.8	2.5	0.3	12.0%
Cumulative effect of accounting change	—	0.1	(0.1)	-100.0%

Net income	$8.3	$4.4	$3.9	88.6%

Percent of sales:	July 28, 2007	July 29, 2006
Net sales	100.0%	100.0%
Other income	0.2%	0.2%
Cost of products sold	78.6%	81.1%
Gross margin (including other income)	21.5%	19.1%
Selling and administrative expenses	12.8%	13.3%
Interest income, net	0.3%	0.8%
Other, net	-0.2%	0.0%
Income taxes	2.2%	2.4%
Cumulative effect of accounting change	0.0%	0.1%
Net income	6.6%	4.2%
     Net Sales. Consolidated net sales increased $21.4 million or 20.7% to $125.0 million for the three months ended July 28, 2007 from $103.6 million for three months ended July 29, 2006. The increase is primarily due to $12.1 million relating to our TouchSensor business which was purchased in March 2007, and therefore, had no sales in the first quarter of fiscal 2007. Also, the increase was driven by strong automotive segment sales in Europe and Asia. Translation of foreign subsidiary net sales in the three months ended July 28, 2007 increased reported net sales by $1.6 million or 1.5%.
     Other Income. Other income remained constant at $0.2 million for both the three months ended July 28, 2007 and July 29, 2006. Other income consisted primarily of earnings from our automotive joint venture, engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold increased $14.3 million or 17.0% to $98.3 million for the three months ended July 28, 2007 from $84.0 million for the three months ended July 29, 2006. Consolidated cost of products sold as a percentage of sales was 78.6% for the three months ended July 28, 2007 and

81.1% for the three months ended July 29, 2006. The decrease in percentage is primarily due to shifting manufacturing efforts from the U.S to lower cost regions in Asia, Europe and Mexico.
     Gross Margins (including other income). Consolidated gross margins (including other income) increased $7.1 million or 35.9% to $26.9 million for the three months ended July 28, 2007 as compared to $19.8 million for the three months ended July 29, 2006. Gross margins as a percentage of net sales increased to 21.5% for the three months ended July 28, 2007 from 19.1% for the three months ended July 29, 2006. The increase is primarily due to shifting manufacturing efforts from the U.S to lower cost regions in Asia, Europe and Mexico. In addition, we have strategically not renewed or pursued traditional lower-margin automotive business in the U.S. markets.
     Selling and Administrative Expenses. Selling and administrative expenses increased $2.2 million or 15.9% to $16.0 million for the three months ended July 28, 2007 compared to $13.8 million for the three months ended July 29, 2006. Of the $2.2 million increase, $1.2 million relates to the TouchSensor business, which was purchased in March 2007, and therefore, had no selling and administrative expenses in the first quarter of fiscal 2007. The majority of the additional increase relates to compensation expense due to higher net sales and net income in the three months ended July 28, 2007 as compared to the three months ended July 29, 2006, partially offset by lower stock award amortization expense in the three months ended July 28, 2007. Selling and administrative expenses as a percentage of net sales decreased to 12.8% in the three months ended July 28, 2007 from 13.3% for the three months ended July 29, 2006. This decrease is primarily due to higher sales and efficiencies gained from the transfer of operations from our Scotland to Malta facility, which was concluded in the fourth quarter of fiscal 2007.
     Interest Income, Net. Net interest income decreased 50.0% in the three months ended July 28, 2007 to $0.4 million as compared to $0.8 million in the three months ended July 29, 2006. The average cash balance was $67.6 million in the three months ended July 28, 2007 as compared to $85.6 million in the three months ended July 29, 2006. The average interest rate earned in the three months ended July 28, 2007 was 3.56% as compared to 4.39% in the three months ended July 29, 2006. The average interest rate earned includes both taxable interest and tax-free municipal interest. The cash balance decreased primarily due to the acquisition of the TouchSensor business in March 2007. We paid approximately $65.0 million for the purchase. Interest expense was $0.2 million for the three months ended July 28, 2007 and $0.1 million for the three months ended July 29, 2006.
     Other, Net. Other, net was $0.2 million for three months ended July 28, 2007 and there was no other, net for the three months ended July 29, 2006. The Other, net consists primarily of currency exchange gains and losses at the Company’s foreign subsidiaries. The functional currencies of these subsidiaries are the Maltese lira, Euro, Singapore dollar, British pound, Chinese yuan, Mexican peso and Czech koruna. The foreign subsidiaries have transactions denominated in currencies other than their functional currencies, primarily sales in US dollars and Euros, creating exchange rate sensitivities.
     Income Taxes. The effective income tax rate was 25.3% in the first quarter of fiscal 2008 compared with 37.3% in the first quarter of fiscal 2007. The effective tax rates for both fiscal 2008 and 2007 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign subsidiaries. The effective tax rate increased in 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible stock-based compensation.
     Cumulative Effect of Accounting Change. There was no cumulative effect of accounting change for the three months ended July 28, 2007. During the three months ended July 29, 2006, we recorded a $0.1 adjustment relating to the adoption of SFAS No. 123(R), “ Share Based Payments ”.
     Net Income. Net income increased $3.9 million or 88.6% to $8.3 million for the three months ended July 28, 2007 as compared to $4.4 million for the three months ended July 29, 2006. The increase is attributable to higher sales with lower costs of products sold, partially offset by an increase in selling and administrative expenses. Additionally, our effective tax rate decreased to 25.3% for the three months ended July 28, 2007 from 37.3% for the three months ended July 29, 2006. Net income as a percentage of sales increased to 6.6% for the three months ended July 28, 2007 as compared to 4.2% for the three months ended July 29, 2006.

Operating Segments
     We are a global manufacturer of component and subsystem devices. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our components are found in the primary end markets of the automotive, appliance, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, military, rail and other transportation industries and the consumer and industrial equipment markets.
     We report in four operating segments – Automotive, Interconnect, Power Distribution and Other. Our systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown our sales into smaller product groups.
Automotive Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

			$	%
	July 28, 2007	July 29, 2006	Net Change	Net Change
Net sales	$82.9	$74.1	$8.8	11.9%
Cost of products sold	66.5	62.7	3.8	6.1%

Gross margin	16.4	11.4	5.0	43.9%
Income before income taxes and cumulative effect of accounting change	$11.7	$6.7	$5.0	74.6%

Percent of sales:	July 28, 2007	July 29, 2006
Net sales	100.0%	100.0%
Cost of products sold	80.2%	84.6%
Gross margin	19.8%	15.4%
Income before income taxes and cumulative effect of accounting change	14.1%	9.0%
     Net Sales. Automotive net sales increased $8.8 million or 11.9% to $82.9 million for the three months ended July 28, 2007 from $74.1 million for the three months ended July 29, 2006. The increase was primarily driven by stronger sales in Europe and Asia. Translation of foreign subsidiary net sales in the three months ended July 28, 2007 increased reported net sales by $1.4 million or 1.9%.
     Cost of Products Sold. Automotive cost of products sold increased $3.8 million to $66.5 million for the three months ended July 28, 2007 from $62.7 for the three months ended July 29, 2006. Automotive costs of products sold as a percentage of sales decreased to 80.2% for the three months ended July 28, 2007 from 84.6% for the three months ended July 29, 2006. The decrease is primarily due to shifting manufacturing efforts from the U.S. to lower cost regions in Asia, Europe and Mexico.
     Gross Margins. Automotive gross margins increased $5.0 million or 43.9% to $16.4 million for the three months ended July 28, 2007 as compared to $11.4 million for the three months ended July 29, 2006. Gross margins as a percentage of net sales increased to 19.8% for the three months ended July 28, 2007 from 15.4% for the three months ended July 29, 2006. The increase is primarily due to shifting manufacturing efforts from the U.S. to lower cost regions in Europe, Mexico and Asia. In addition, we have strategically not renewed or pursued traditional lower-margin automotive business in the U.S. markets.
     Income Before Income Taxes and Cumulative Effect of Accounting Change. Automotive income before income taxes and cumulative effect of accounting change increased $5.0 million or 74.6% to $11.7 million for the three months ended July 28, 2007 compared to $6.7 million for the three months ended July 29, 2007. The increase is attributable to strong sales in Asia and Europe and the shifting to more profitable business in the U.S. markets.

Interconnect Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

			$	%
	July 28, 2007	July 29, 2006	Net Change	Net Change
Net sales	$31.4	$17.8	$13.6	76.4%
Cost of products sold	23.8	12.3	11.5	93.5%

Gross margin	7.6	5.5	2.1	38.2%
Income before income taxes and cumulative effect of accounting change	$2.4	$2.1	$0.3	14.3%

Percent of sales:	July 28, 2007	July 29, 2006
Net sales	100.0%	100.0%
Cost of products sold	75.8%	69.1%
Gross margin	24.2%	30.9%
Income before income taxes and cumulative effect of accounting change	7.6%	11.8%
     Net Sales. Interconnect net sales increased $13.6 million or 76.4% to $31.4 million for the three months ended July 28, 2007 from $17.8 million for the three months ended July 29, 2006. The majority of the increase is due to sales from our TouchSensor business, which was purchased in March 2007, and therefore, had no sales in the first quarter of fiscal 2007. Translation of foreign subsidiary net sales in the three months ended July 28, 2007 increased reported net sales by $0.2 million or 1.1%.
     Cost of Products Sold. Interconnect cost of products sold increased $11.5 million to $23.8 million for the three months ended July 28, 2007 compared to $12.3 million for the three months ended July 29, 2006. The majority of the increase is due to cost of products sold from our TouchSensor business, which was purchased in March 2007, and therefore, had no cost of products sold in the first quarter of fiscal 2007. Interconnect cost of products sold as a percentage of net sales increased to 75.8% for the three months ended July 28, 2007 compared to 69.1% for the three months ended July 29, 2006. The increase is primarily due to the TouchSensor business which has higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment. We experienced lower sales in our data center installation business and higher costs related to the roll out of PC card adapters during the first quarter of fiscal 2008.
     Gross Margins. Interconnect gross margins increased $2.1 million or 38.2% to $7.6 million for the three months ended July 28, 2007 as compared to $5.5 million for the three months ended July 29, 2006. The increase is mainly driven from the products sold from our TouchSensor business, which was purchased in March 2007, and therefore, had no gross margin in the first quarter of fiscal 2007. Gross margins as a percentage of net sales decreased to 24.2% for the three months ended July 28, 2007 from 30.9% for the three months ended July 29, 2006. The decrease is primarily due to the TouchSensor business which has a higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment, the lower sales in our data center installation business and the roll out of PC card adapters.
     Income Before Income Taxes and Cumulative Effect of Accounting Change. Interconnect income before income taxes and cumulative effect of accounting change increased $0.3 million or 14.3% to $2.4 million for the three months ended July 28, 2007 compared to $2.1 million for the three months ended July 29, 2007. The increase is mainly driven from the products sold from our TouchSensor business, which was purchased in March 2007, and therefore, had no income before income taxes and cumulative effect of accounting change in the fiscal first quarter of 2007.

Power Distribution Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

			$	%
	July 28, 2007	July 29, 2006	Net Change	Net Change
Net sales	$9.1	$10.0	$(0.9)	-9.0%
Cost of products sold	6.5	7.6	(1.1)	-14.5%

Gross margin	2.6	2.4	0.2	8.3%
Income before income taxes and cumulative effect of accounting change	$1.8	$1.6	$0.2	12.5%

Percent of sales:	July 28, 2007	July 29, 2006
Net sales	100.0%	100.0%
Cost of products sold	71.4%	76.0%
Gross margin	28.6%	24.0%
Income before income taxes and cumulative effect of accounting change	19.8%	16.0%
     Net Sales. Power Distribution net sales decreased $0.9 million to $9.1 million for the three months ended July 28, 2007 from $10.0 million for the three months ended July 29, 2006. The majority of the decrease relates to certain projects for a customer that reached end of life at the end of fiscal 2007.
     Cost of Products Sold. The Power Distribution cost of products sold was $6.5 million for the three months ended July 28, 2007 compared to $7.6 million for the three months ended July 29, 2006. The Power Distribution cost of products sold as a percentage of sales decreased to 71.4% for the three months ended July 28, 2007 from 76.0% for the three months ended July 29, 2006. As with the Automotive segment, the decrease is primarily due to shifting manufacturing efforts from the U.S. to our manufacturing facility in Shanghai, China.
     Gross Margins. The Power Distribution gross margins increased $0.2 million or 8.3% to $2.6 million for the three months ended July 28, 2007 as compared to $2.4 million for the three months ended July 29, 2006. The increase is mainly driven from shifting manufacturing efforts from the U.S. to lower cost regions in Europe and Asia. Gross margins as a percentage of net sales increased to 28.6% for the three months ended July 28, 2007 from 24.0% for the three months ended July 29, 2006. As with the Automotive segment, the increase is primarily due to shifting manufacturing efforts from the U.S. to our manufacturing facility in Shanghai, China.
     Income Before Income Taxes and Cumulative Effect of Accounting Change. Power Distribution income before income taxes and cumulative effect of accounting change increased $0.2 million to $1.8 million for the three months ended July 28, 2007 compared to $1.6 million for the three months ended July 29, 2007. Despite lower sales in the three months ended July 28, 2007, the Power Distribution segment increased income before income taxes and cumulative effect of accounting changes due to shifting manufacturing efforts from the U.S. to lower cost regions as compared to the three months ended July 29, 2006.

Other Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

			$	%
	July 28, 2007	July 29, 2006	Net Change	Net Change
Net sales	$1.7	$1.7	$—	0.0%
Cost of products sold	1.5	1.3	0.2	15.4%

Gross margin	0.2	0.4	(0.2)	-50.0%
Loss before income taxes and cumulative effect of accounting change	$(0.3)	$(0.1)	$(0.2)	200.0%

Percent of sales:	July 28, 2007	July 29, 2006
Net sales	100.0%	100.0%
Cost of products sold	88.2%	76.5%
Gross margin	11.8%	23.5%
Loss before income taxes and cumulative effect of accounting change	-17.6%	-5.9%
     Net Sales. The other segment net sales remained constant at $1.7 million for both three months ended July 28, 2007 and July 29, 2006.
     Cost of Products Sold. Other segment of products sold increased $0.2 million to $1.5 million for the three months ended July 28, 2007 compared to $1.3 million for the three months ended July 29, 2006. The majority of the increase is due to investment initiatives in our torque-sensing business in the three months ended July 28, 2007.
     Gross Margins. The Other segment gross margins decreased $0.2 million to $0.2 million for the three months ended July 28, 2007 as compared to $0.4 million for the three months ended July 29, 2006. The majority of the decrease is due to investment initiatives in our torque-sensing business in the three months ended July 28, 2007.
     Loss Before Income Taxes and Cumulative Effect of Accounting Change. The Other segment loss before income taxes and cumulative effect of accounting change was $0.3 million for the three months ended July 28, 2007 compared to $0.1 million for the three months ended July 29, 2007.
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
     We have an agreement with our primary bank for a committed $75.0 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At July 28, 2007, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     Net cash provided by operations increased $4.3 million or 26.1% to $20.8 million for the first quarter of fiscal 2008 compared to $16.5 million in the first quarter of fiscal 2007. Our net income increased $3.9 million or 88.6% to $8.3 million in the first quarter of fiscal 2008 compared to $4.4 million for the first quarter of fiscal 2007. The primary factor in the Company’s ability to generate cash from operations is our net income. In the first quarter of fiscal 2008 we received a significant prepayment by a customer for products to be delivered during the remainder of the fiscal year. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements.
     Net cash used in investing activities during the first quarter of fiscal 2008 was $6.7 million compared to $4.4 million for the first quarter of fiscal 2007. Purchases of plant and equipment were $4.9 million and $1.9 million for the first quarter of fiscal 2008 and 2007, respectively. The significant amount of the $4.9 million of purchases of plant and equipment relate to investments to expand our foreign manufacturing facilities. Cash used in investing activities in the first quarter of fiscal 2008 included $0.3 million contingent payment related to the acquisition of Cableco Technologies in 2005. Additionally, a dividend payment of $1.0 million was paid in the fiscal first quarter of 2008 relating to our automotive joint venture. In the first quarter of fiscal 2007, cash used in investing activities included the final contingent payment related to the acquisition of AST of $2.7 million.
     Net cash used in financing activities during the first quarter in fiscal 2008 was $0.7 million compared with $1.7 million in the first quarter of fiscal 2007. Proceeds from the exercise of stock options increased $0.9 million to $1.0 million for the first quarter of fiscal 2008 as compared to $0.1 million in the first quarter of fiscal 2007. The increase is due to the increase in our stock price in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Certain of our foreign subsidiaries enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.4 million and $0.6 million at July 28, 2007 and April 28, 2007, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view our investments in foreign subsidiaries with functional currencies other than the U.S. dollar as long-term. The primary currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $12.2 million at July 28, 2007 and $10.9 million at April 28, 2007.
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
     There have been no changes in our internal control over financial reporting during the quarter ended July 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

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
Dated: September 6, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350