Form 10-Q
period 2007-10-27
METHODE ELECTRONICS INC
filed 2007-12-06
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 27, 2007
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
Yes ☐   No ☑
     At December 4, 2007, Registrant had 37,967,834 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 27, 2007

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 27, 2007	April 28, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,850	$60,091
Accounts receivable, net	78,369	79,180
Inventories:
Finished products	11,080	12,280
Work in process	24,592	20,288
Materials	20,990	21,911

	56,662	54,479
Deferred income taxes	7,589	6,868
Prepaid expenses and other current assets	7,720	8,823

TOTAL CURRENT ASSETS	233,190	209,441

PROPERTY, PLANT AND EQUIPMENT	305,887	290,882
Less allowances for depreciation	216,691	204,025

	89,196	86,857

GOODWILL	56,559	51,520
INTANGIBLE ASSETS, net	42,735	43,680
OTHER ASSETS	22,062	20,242

	121,356	115,442

	$443,742	$411,740

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$41,266	$41,041
Other current liabilities	37,120	31,420

TOTAL CURRENT LIABILITIES	78,386	72,461

OTHER LIABILITIES	12,194	4,898
DEFERRED COMPENSATION	8,475	10,172
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,098,526 and 37,950,829 shares issued as of October 27, 2007 and April 28, 2007, respectively	19,049	18,975
Unearned common stock issuances	(4,257)	(4,517)
Additional paid-in capital	68,323	65,512
Retained earnings	246,956	233,684
Accumulated other comprehensive income	20,071	16,010
Treasury stock, 625,342 shares as of October 27, 2007 and April 28, 2007	(5,455)	(5,455)

	344,687	324,209

	$443,742	$411,740

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

INCOME
Net sales	$133,239	$108,516	$258,248	$212,087
Other	527	151	673	335

	133,766	108,667	258,921	212,422

COSTS AND EXPENSES
Cost of products sold	105,900	89,244	204,235	173,203
Selling and administrative expenses	16,107	13,277	32,071	27,030

	122,007	102,521	236,306	200,233

Income from operations	11,759	6,146	22,615	12,189

Interest income, net	611	904	1,047	1,723
Other, net	(941)	393	(1,161)	325

Income before income taxes and cumulative effect of accounting change	11,429	7,443	22,501	14,237

Income taxes	2,623	2,555	5,423	5,090

Income before cumulative effect of accounting change	8,806	4,888	17,078	9,147

Cumulative effect of accounting change, net of taxes of $28	—	—	—	101

NET INCOME	$8,806	$4,888	$17,078	$9,248

Amounts per common share:
Basic and diluted net income before cumulative effect of accounting change	$0.24	$0.13	$0.46	$0.25
Basic and diluted net income	$0.24	$0.13	$0.46	$0.25

Cash dividends:
Common stock	$0.05	$0.05	$0.10	$0.10

Weighted average number of Common Shares outstanding:
Basic	37,079	36,275	37,033	36,298
Diluted	37,467	36,495	37,476	36,516
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	October 27, 2007	October 28, 2006
OPERATING ACTIVITIES
Net income	$17,078	$9,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	10,049	9,294
Amortization of intangibles	2,739	2,426
Amortization of stock awards and stock options	1,602	1,466
Changes in operating assets and liabilities	14,385	2,940
Other	77	1,213

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,930	26,587

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,836)	(5,022)
Proceeds from sale of building	960	800
Acquisition of businesses	(7,350)	(2,678)
Joint venture dividend	(1,000)	—
Other	(651)	(631)

NET CASH USED IN INVESTING ACTIVITIES	(18,877)	(7,531)

FINANCING ACTIVITIES
Repurchase of common stock	—	(1,926)
Proceeds from exercise of stock options	1,145	187
Tax benefit from stock options and awards	190	—
Cash dividends	(3,781)	(3,732)

NET CASH USED IN FINANCING ACTIVITIES	(2,446)	(5,471)

Effect of foreign currency exchange rate changes on cash	(1,848)	175

INCREASE IN CASH AND CASH EQUIVALENTS	22,759	13,760

Cash and cash equivalents at beginning of period	60,091	81,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,850	$95,406

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
October 27, 2007
1. BASIS OF PRESENTATION
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries. The condensed consolidated financial statements and related disclosures as of October 27, 2007 and results of operations for the three months and six months ended October 27, 2007 and October 28, 2006 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The April 28, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended April 28, 2007 filed with the SEC on July 12, 2007. Results may vary from quarter to quarter for reasons other than seasonality.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of our fiscal year 2009, which begins May 4, 2008. We have not completed the analysis of the potential impact of the adoption of SFAS No. 157 on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on the items for which the fair value option has been elected in earnings. SFAS No. 159 is effective as of our fiscal year 2009, which begins May 4, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
3. COMPREHENSIVE INCOME
     The components of our comprehensive income for the three months and six months ended October 27, 2007 and October 28, 2006 include net income and adjustments to stockholders’ equity for foreign currency translations. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.
     The following table presents details of our comprehensive income:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net income	$8,806	$4,888	$17,078	$9,248
Translation adjustment	4,309	209	4,061	1,032

Total comprehensive income	$13,115	$5,097	$21,139	$10,280

4. GOODWILL AND INTANGIBLE ASSETS
     In connection with the Power Distribution segment acquisition of Cableco Technologies in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. During the first quarter of fiscal 2008, a portion of the operational and financial targets were met resulting in a $260 payment. The payment was recorded as an increase to goodwill. Additional goodwill of up to $4,257 may result from future contingent payments for this acquisition.
     In connection with the Interconnect segment acquisition of TouchSensor Technologies, L.L.C. (TST) on February 28, 2007, an increase to goodwill of $991 was recorded for the six months ended October 27, 2007. The increase relates to adjustments for working capital and valuation of intangible assets acquired. We are in the process of completing the valuation of the intangible assets acquired and we anticipate that the final valuations will not differ materially from our preliminary assessment.
     On August 31, 2007, we acquired the assets of Value Engineered Products, Inc. (VEP) for $5,750 in cash. VEP is a thermal management solutions provider, manufacturing heat sinks and related products for high-powered applications. These components complement our Power Distribution product offerings and, in some instances, are joined with bus bars to aid thermal management of power systems. The terms of the acquisition provide for an additional payment of up to a maximum of $1,000 if sales reach specified targets during the twelve-month period following the close.
     On a preliminary basis, we estimate the tangible net assets acquired in the VEP transaction had a fair value of $915. The fair values assigned to intangible assets acquired were $1,000 for customer relationships, $100 for covenants not to compete and $3,787 for goodwill. The intangible assets acquired will be amortized over periods of 2 to 3 years. These values will be adjusted when we receive the final valuation report from an independent third party. The accounts and transactions of the acquired business have been included in the Power Distribution segment in the consolidated financial statements from the effective date of the acquisition.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
4. GOODWILL AND INTANGIBLE ASSETS — Continued
     The following tables present details of the Company’s intangible assets:

	October 27, 2007
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$39,334	$16,365	$22,969
Patents and technology licenses	24,761	5,357	19,404
Covenants not to compete	2,580	2,218	362

Total	$66,675	$23,940	$42,735

	April 28, 2007
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$38,170	$14,293	$23,877
Patents and technology licenses	24,382	4,741	19,641
Covenants not to compete	2,330	2,168	162

Total	$64,882	$21,202	$43,680

     At October 27, 2007, the intangible assets for customer relationships and agreements includes $2,733 of net value assigned to a supply agreement with Delphi Corporation, acquired in our acquisition of the passive occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition filed on October 8, 2005. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for fiscal 2008 and each of the four succeeding fiscal years is as follows:

2008	$5,141
2009	3,495
2010	3,481
2011	3,008
2012	2,410
5. INCOME TAXES
     We adopted FIN 48 on April 29, 2007. As a result of the implementation of FIN 48, we recognized a $1,039 increase in the liability for unrecognized tax benefits which was accounted for as an increase of $1,014 to the April 29, 2007 balance of deferred tax assets and a decrease of $25 to the April 29, 2007 balance of retained earnings.
     Included in deferred tax assets at October 27, 2007 are $1,014 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would have accelerated the payment of cash to the taxing authority to an earlier period. We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the six months ended October 27, 2007, we recognized an insignificant amount in interest and penalties. We had approximately $1,204 for the payment of interest and penalties accrued at October 27, 2007.
     We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption of FIN 48. We have certain tax return years subject to statutes of limitation, which will close within twelve months of the date of adoption. Unless challenged by tax authorities, the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
5. INCOME TAXES — Continued
closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $162.
     The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before fiscal year 2004.
6. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the six-month periods presented:

	Six Months Ended
	October 27,	October 28,
	2007	2006

Balance at the beginning of the period	37,950,829	37,700,484
Repurchased and retired	—	(306)
Options exercised	100,730	29,710
Restricted stock awards vested	46,967	834
Reversal of unvested restricted stock awards upon adoption of SFAS No. 123(R)	—	(463,957)

Balance at the end of the period	38,098,526	37,266,765
     We paid quarterly dividends in the amounts of $1,884 and $1,897, or $0.05 per share, on July 27, 2007 and October 26, 2007, respectively. We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business and the repurchase of common stock. Our Board of Directors approved a stock repurchase plan in September 2006, which expires at the end of fiscal 2008. There were no shares purchased during the first half of fiscal 2008.
     On June 21, 2007, our Board of Directors, on the recommendation of our Compensation Committee, adopted the Methode Electronics, Inc. 2007 Stock Plan (the “Stock Plan”). The Stock Plan was voted on and approved by the shareholders at our annual meeting on September 13, 2007.
     The Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants. Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares. If any award terminates, expires, is cancelled or forfeited as to any number of shares of common stock, new awards may be awarded with respect to such shares. The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares. As of October 27, 2007 there were 1,007,877 shares still available under the Stock Plan.
     As of April 28, 2007, awards with respect to 400,900 shares and 171,877 shares of our common stock were subject to issuance under the 2004 Plan and the 2000 Plan, respectively. Upon adoption of the Stock Plan, our board of directors elected to terminate the 2004 Plan and the 2000 Plan with respect to the shares reserved under these plans that are not subject to outstanding awards.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
     The following tables summarize the stock option activity and related information for the six months ended October 27, 2007:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2007	818,918	$10.26
Exercised	(100,730)	11.36
Forfeited	(3,521)	8.03

Outstanding at October 27, 2007	714,667	10.11

Options Outstanding at October 27, 2007				Exercisable Options at October 27, 2007
		Wtd. Avg.	Avg.		Wtd. Avg.	Avg.
Range of		Exercise	Remaining		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$5.12 — $7.69	199,342	$6.46	3.0	199,342	$6.46	3.0
$8.08 — $11.64	364,120	10.56	3.4	364,120	10.56	3.4
$12.11 — $17.66	151,205	13.86	2.5	151,205	13.86	2.5

	714,667	10.11		714,667	10.11

     The aggregate intrinsic value for all options outstanding at October 27, 2007 was $2,597.
     Prior to June 21, 2007 we had three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan. No options were granted under the Plans since the first quarter of fiscal 2005. As of October 27, 2007, we had 714,667 unexercised stock options, all of which are fully vested and have a term of ten years. In the six months ended October 27, 2007, we recognized pre-tax compensation expense of $11. There is no remaining unrecognized compensation expense relating to the stock options as of July 28, 2007.
     In April 2007, 225,000 performance based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs). The RSUs are subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the RSUs are not payable until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code. All further discussion of RSAs in this report includes the RSUs described above.
     At the beginning of fiscal 2008, there were 525,589 performance-based and time-based RSAs outstanding. The time-based RSAs vest in three equal annual installments from the grant date. All RSAs awarded to senior management are performance-based and cliff-vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to voting rights and to payment of dividends. During the six months ended October 27, 2007, we awarded 244,123 restricted stock awards. Of the 244,123 shares granted, 24,000 shares vest immediately upon grant, 164,673 are performance-based RSAs and 55,450 are time-based RSAs.
     We recognized pre-tax compensation expense for RSAs of $1,591 and $1,401 in the six months ended October 27, 2007, and October 28, 2006, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
6. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
The following table summarizes the RSA activity for the six months ended October 27, 2007:

Shares
Unvested at April 28, 2007	525,589
Awarded	244,123
Released	(50,549)
Forfeited	(432)

Unvested at October 27, 2007	718,731

The table below shows the Company’s unvested RSAs at October 27, 2007:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	October 27, 2007	October 27, 2007
2005	864	3-year equal annual installments	$11.81	$—	$—
2006	28,774	3-year equal annual installments	12.26	16	16
2006	190,500	3-year cliff	12.42	624	624
2007	50,720	3-year equal annual installments	7.81	82	82
2007	227,750	3-year cliff	7.91	951	951
2008	55,450	3-year equal annual installments	15.14	552	552
2008	164,673	3-year cliff	15.14	2,374	2,374
     At October 27, 2007, the aggregate unvested RSAs had a weighted average fair value of $11.97 and a weighted average vesting period of approximately 22 months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. EARNINGS PER SHARE
     Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Numerator — net income	$8,806	$4,888	$17,078	$9,248

Denominator:
Denominator for basic earnings per share-weighted average shares	37,079	36,275	37,033	36,298
Dilutive potential common shares-employee and director stock options	388	220	443	218

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	37,467	36,495	37,476	36,516

Basic and diluted net income per share:
Income before cumulative effect of accounting change	$0.24	$0.13	$0.46	$0.25
Net income	$0.24	$0.13	$0.46	$0.25
     Options to purchase 29,413 shares of common stock at a weighted-average exercise price of $17.66 per share were outstanding as of October 27, 2007, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
8. SEGMENT INFORMATION
     We are a global manufacturer of component and subsystem devices. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our components are found in the primary end markets of the automotive, appliance, communications (including information processing and thermal, storage, networking equipment, wireless and terrestrial voice/data systems), aerospace and military, rail and other transportation industries and the consumer and industrial equipment markets.
     We report in four operating segments — Automotive, Interconnect, Power Distribution and Other. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to break down the Company’s sales into smaller product groups.
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
     The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets. Solutions include solid-state field effect interface panels, PC card and express card packaging, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
8. SEGMENT INFORMATION — Continued
film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components.
     The Power Distribution segment manufactures current-carrying laminated bus devices, custom power-distribution assemblies, powder coated bus bars, braided flexible cables, customized heat sinks and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor (IGBT) solutions, aerospace and military.
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
     The table below presents information about our reportable segments:

	Three Months Ended October 27, 2007
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$89,806	$30,472	$11,848	$1,587	$474	$133,239
Transfers between segments	—	(213)	(246)	(15)	(474)	—

Net sales to unaffiliated customers	$89,806	$30,259	$11,602	$1,572	$—	$133,239

Segment income (loss)	$13,300	$1,157	$2,129	$(407)	$—	$16,179

Corporate expenses, net						(4,750)

Income before income taxes						$11,429

	Three Months Ended October 28, 2006
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$76,118	$18,659	$12,084	$2,009	$354	$108,516
Transfers between segments	—	(282)	(44)	(28)	(354)	—

Net sales to unaffiliated customers	$76,118	$18,377	$12,040	$1,981	$—	$108,516

Segment income (loss)	$5,818	$1,840	$2,640	$(81)	$—	$10,217

Corporate expenses, net						(2,774)

Income before income taxes						$7,443

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
8. SEGMENT INFORMATION — Continued

	Six Months Ended October 27, 2007
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$172,668	$62,058	$21,183	$3,261	$922	$258,248
Transfers between segments	—	(391)	(501)	(30)	(922)	—

Net sales to unaffiliated customers	$172,668	$61,667	$20,682	$3,231	$—	$258,248

Segment income (loss)	$25,042	$3,558	$3,978	$(682)	$—	$31,896

Corporate expenses, net						(9,395)

Income before income taxes						$22,501

	Six Months Ended October 28, 2006
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$150,230	$36,764	$22,102	$3,743	$752	$212,087
Transfers between segments	—	(582)	(102)	(68)	(752)	—

Net sales to unaffiliated customers	$150,230	$36,182	$22,000	$3,675	$—	$212,087

Segment income (loss)	$12,279	$3,935	$4,255	$(189)	$—	$20,280

Corporate expenses, net						(6,043)

Income before income taxes and cumulative effect of accounting change						$14,237

9. CONTINGENCIES
     Certain litigation arising in the normal course of business is pending against us. We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     Certain information included in or incorporated by reference in this document, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of sales revenue, margins, expenses, tax provisions (or reversal of tax provisions), earnings or losses from operations, cash flows, liquidity position, synergies, cost-control activities, cost savings or other financial items; plans, strategies and objectives of management for future operations, trends, seasonality. Forward-looking statements may be characterized by terminology such as “believe”, “anticipate”, “should”, “would”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “position” “strategy” and similar expressions. These statements are based on assumptions and assessments made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:
•	We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.

•	Because we derive approximately 70% of our revenues from the automotive industry, any downturns or challenges faced by this industry may have an adverse effect on our business, financial condition and operating results.

•	Because we also derive a substantial portion of our revenues from customers in the appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

•	We are subject to intense pricing pressures in the automotive industry.

•	We face risks relating to our international operations, currency fluctuations, and political and economic instability.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.

•	If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	We may acquire businesses or divest certain business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•	We cannot assure you that the newly-acquired TouchSensor Technologies and Value Engineered Products Inc. businesses will be successful or that we can implement and profit from new applications of the acquired technology.

•	We are dependent on the availability and price of raw materials.
     Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. We do not intend to update any forward-looking statement, all of which are expressly qualified by the foregoing. See Part I — Item A, Risk Factors of our latest form 10-K for the fiscal year ended April 28, 2007, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.
Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the U. S., Malta, Mexico, United Kingdom, Germany, Czech Republic, China and Singapore. We design, manufacture and market devices employing electrical, thermal, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Distribution and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of our form 10-K for the fiscal year ended April 28, 2007.
     Our components are found in the primary end markets of the automotive, appliance, communications (including information processing and thermal, storage, networking equipment, wireless and terrestrial voice/data systems), aerospace and military, rail and other transportation industries and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:
•	continued customer migration to Asian and Eastern European suppliers;

•	growth of North American operations of foreign-based automobile manufacturers;

•	rising raw material costs;

•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded directly by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers; and

•	interest rate fluctuations.
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
Business Outlook
     Sales in fiscal 2008 are expected to increase compared to fiscal 2007. We anticipate growth related to the TouchSensor Technologies, L.L.C. (TST) and Value Engineered Products, Inc. (VEP) acquisitions on February 28, 2007 and August 31, 2007, respectively. Sales of automotive products at our Shanghai, China operation are expected to continue to increase and we anticipate increased sales of automotive switches at our Malta operation. Sales of sensor pads for passive occupant-detection systems are expected to decline due to lower demand in the U.S.

Even though our traditional North American automotive sales have been unexpectedly higher during the first half of fiscal 2008, the automotive OEM’s continue to forecast lower sales in the future periods. We have received price increases on previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment, but, at the request of the customer, have agreed to produce through the end of fiscal year 2008. We are currently in discussions to continue production beyond this time period but there are no assurances that this will occur.
Results of Operations for the Three Months Ended October 27, 2007 as Compared to the Three Months Ended October 28, 2006
Consolidated Results
Below is a table summarizing results for the three months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$133.2	$108.5	$24.7	22.8%
Other income	0.5	0.2	0.3	150.0%

	133.7	108.7	25.0	23.0%

Cost of products sold	105.9	89.2	16.7	18.7%

Gross margin (including other income)	27.8	19.5	8.3	42.6%

Selling and administrative expenses	16.1	13.3	2.8	21.1%
Interest income, net	0.6	0.9	(0.3)	-33.3%
Other, net	(0.9)	0.4	(1.3)	-325.0%
Income taxes	2.6	2.6	—	0.0%

Net income	$8.8	$4.9	$3.9	79.6%

	October 27,	October 28,
Percent of sales:	2007	2006

Net sales	100.0%	100.0%
Other income	0.4%	0.2%
Cost of products sold	79.5%	82.2%
Gross margin (including other income)	20.9%	18.0%
Selling and administrative expenses	12.1%	12.3%
Interest income, net	0.5%	0.8%
Other, net	-0.7%	0.4%
Income taxes	2.0%	2.4%
Net income	6.6%	4.5%
     Net Sales. Consolidated net sales increased $24.7 million or 22.8% to $133.2 million for the three months ended October 27, 2007 from $108.5 million for three months ended October 28, 2006. Of the $24.7 million increase, $12.4 million relates to our TST and VEP businesses purchased on February 28, 2007 and August 31 2007, respectively, and therefore, had no sales in the second quarter of fiscal 2007. The increase was also driven by organic growth from our European and Asian operations and stronger than expected North American automotive sales. Automotive segment sales additionally were impacted by price increases of $3.7 million on previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment, however, at the request of the customer, have agreed to produce through the end of fiscal year 2008. We agreed to continue the production at higher margins, which favorably impacted revenue and margins during the quarter. Excluding TST, the Interconnect segment sales increased slightly for the three months ended October 27,

Consolidated Results — Continued
2007 as compared to the three months ended October 28, 2006. Excluding VEP, the Power Distribution segment sales decreased for the three months ended October 27, 2007 as compared to the three months ended October 28, 2006. Translation of foreign operations net sales in the three months ended October 27, 2007 increased reported net sales by $1.9 million or 1.4%.
     Other Income. Other income increased $0.3 million or 150.0% to $0.5 million for the three months ended October 27, 2007 from $0.2 million for three months ended October 28, 2006. Other income consisted primarily of earnings from our automotive joint venture, engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold increased $16.7 million or 18.7% to $105.9 million for the three months ended October 27, 2007 from $89.2 million for the three months ended October 28, 2006. The increase is due to the higher sales volumes in the three months ended October 27, 2007 as compared to the three months ended October 28, 2006. Consolidated cost of products sold as a percentage of sales was 79.5% for the three months ended October 27, 2007 and 82.2% for the three months ended October 28, 2006. The decrease is primarily due to shifting manufacturing efforts from the U.S. to lower cost regions in Asia, Europe and Mexico. The integration of our Scotland operation to our Malta operation has increased efficiency in our European manufacturing processes. In addition, we have previously made our North American operations more efficient and cost effective in anticipation of the forecasted lower automotive sales in the U.S. market.
     Gross Margins (including other income). Consolidated gross margins (including other income) increased $8.3 million or 42.6% to $27.8 million for the three months ended October 27, 2007 as compared to $19.5 million for the three months ended October 28, 2006. Gross margins as a percentage of net sales increased to 20.9% for the three months ended October 27, 2007 from 18.0% for the three months ended October 28, 2006. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations were more efficient as a result of additional cost reduction efforts previously undertaken in anticipation of lower automotive sales in model year 2008 for our legacy products.
     Selling and Administrative Expenses. Selling and administrative expenses increased $2.8 million or 21.1% to $16.1 million for the three months ended October 27, 2007 compared to $13.3 million for the three months ended October 28, 2006. Of the $2.8 million increase, $1.3 million relates to the TST and VEP businesses, which were purchased on February 28, 2007 and August 31, 2007, respectively, and therefore, had no selling and administrative expenses in the second quarter of fiscal 2007. The majority of the additional increase relates to higher stock award amortization expense and professional fees in the three months ended October 27, 2007 as compared to the three months ended October 28, 2006. Selling and administrative expenses as a percentage of net sales decreased to 12.1% in the three months ended October 27, 2007 from 12.3% for the three months ended October 28, 2006.
     Interest Income, Net. Net interest income decreased 33.3% in the three months ended October 27, 2007 to $0.6 million as compared to $0.9 million in the three months ended October 28, 2006. The average cash balance was $79.3 million in the three months ended October 27, 2007 as compared to $95.6 million in the three months ended October 28, 2006. The average interest rate earned in the three months ended October 27, 2007 was 3.35% as compared to 4.05% in the three months ended October 28, 2006. The average interest rate earned includes both taxable interest and tax-free municipal interest. The cash balance decreased primarily due to the acquisition of the TST and VEP businesses on February 28, 2007 and August 31, 2007, respectively. We paid approximately $65.0 million for the purchase of TST and $5.8 million for VEP. Interest expense was $0.1 million for both the three months ended October 27, 2007 and the three months ended October 28, 2006.
     Other, Net. Other, net decreased to an expense of $0.9 million for the three months ended October 27, 2007 versus income of $0.4 million for the three months ended October 28, 2006. The other, net consists primarily of currency exchange gains and losses at the Company’s foreign operations. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. The foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Consolidated Results — Continued
     Income Taxes. The effective income tax rate was 23.0% in the second quarter of fiscal 2008 compared with 34.3% in the second quarter of fiscal 2007. The effective tax rates for both fiscal 2008 and 2007 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and higher earnings at those operations. The effective tax rate was higher in fiscal 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible stock-based compensation.
     Net Income. Net income increased $3.9 million or 79.6% to $8.8 million for the three months ended October 27, 2007 as compared to $4.9 million for the three months ended October 28, 2006. The increase is attributable to higher sales with lower costs of products sold, partially offset by an increase in selling and administrative expenses. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations were more efficient as a result of additional cost reduction efforts previously undertaken in anticipation of lower automotive segment sales in model year 2008 for our legacy products. Additionally, our effective tax rate decreased to 23.0% for the three months ended October 27, 2007 from 34.3% for the three months ended October 28, 2006. Net income as a percentage of sales increased to 6.6% for the three months ended October 27, 2007 as compared to 4.5% for the three months ended October 28, 2006.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$89.8	$76.1	$13.7	18.0%
Cost of products sold	71.3	65.2	6.1	9.4%

Gross margin	18.5	10.9	7.6	69.7%

Income before income taxes	$13.3	$5.8	$7.5	129.3%

	October 27,	October 28,
Percent of sales:	2007	2006

Net sales	100.0%	100.0%
Cost of products sold	79.4%	85.7%
Gross margin	20.6%	14.3%
Income before income taxes	14.8%	7.6%
     Net Sales. Automotive segment net sales increased $13.7 million or 18.0% to $89.8 million for the three months ended October 27, 2007 from $76.1 million for the three months ended October 28, 2006. The automotive segment net sales increase was driven from organic growth from our European and Asian operations and North American automotive sales were stronger than expected. Sales were also impacted by price increases of $3.7 million on previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment but , at the request of the customer, have agreed to produce through the end of fiscal year 2008. We agreed to continue the production at higher margins, which favorably impacted revenues and margins during the quarter. Translation of foreign operations net sales in the three months ended October 27, 2007 increased reported net sales by $1.7 million or 1.9%.
     Cost of Products Sold. Automotive segment cost of products sold increased $6.1 million to $71.3 million for the three months ended October 27, 2007 from $65.2 for the three months ended October 28, 2006. The increase relates to higher sales volumes for the three months ended October 27, 2007 as compared to the three months ended

Automotive Segment Results — Continued
October 28, 2006. Automotive segment costs of products sold as a percentage of sales decreased to 79.4% for the three months ended October 27, 2007 from 85.7% for the three months ended October 28, 2006. The decrease is primarily due to shifting manufacturing efforts from the U.S. to lower cost regions in Asia, Europe and Mexico. The integration of our Scotland operation to our Malta operation has increased efficiency in our European manufacturing processes. In addition, we have made our North American operations more efficient and cost effective in anticipation of the forecasted lower automotive sales in the U.S. market.
     Gross Margins. Automotive segment gross margins increased $7.6 million or 69.7% to $18.5 million for the three months ended October 27, 2007 as compared to $10.9 million for the three months ended October 28, 2006. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations were more efficient as a result of additional cost reduction efforts previously undertaken in anticipation of lower automotive sales in model year 2008 for our legacy products. Gross margins as a percentage of net sales increased to 20.6% for the three months ended October 27, 2007 from 14.3% for the three months ended October 28, 2006.
     Income Before Income Taxes. Automotive segment income before income taxes increased $7.5 million or 129.3% to $13.3 million for the three months ended October 27, 2007 compared to $5.8 million for the three months ended October 28, 2007. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations were more efficient as a result of additional cost reduction efforts undertaken previously in anticipation of lower automotive segment sales in model year 2008 for our legacy products.
Interconnect Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$30.3	$18.4	$11.9	64.7%
Cost of products sold	23.6	13.3	10.3	77.4%

Gross margin	6.7	5.1	1.6	31.4%

Income before income taxes	$1.2	$1.8	$(0.6)	-33.3%

	October 27,	October 28,
Percent of sales:	2007	2006

Net sales	100.0%	100.0%
Cost of products sold	77.9%	72.3%
Gross margin	22.1%	27.7%
Income before income taxes	4.0%	9.8%
     Net Sales. Interconnect segment net sales increased $11.9 million or 64.7% to $30.3 million for the three months ended October 27, 2007 from $18.4 million for the three months ended October 28, 2006. Substantially all of the increase is due to sales from our TST business, which was purchased on February 28, 2007, and therefore, had no sales in the second quarter of fiscal 2007. The other Interconnect segment businesses had slightly higher sales for the three months ended October 27, 2007 as compared to the three months ended October 28, 2006. Translation of foreign operations net sales in the three months ended October 27, 2007 increased reported net sales by $0.2 million or 0.7%.

Interconnect Segment Results — Continued
     Cost of Products Sold. Interconnect segment cost of products sold increased $10.3 million to $23.6 million for the three months ended October 27, 2007 compared to $13.3 million for the three months ended October 28, 2006. The majority of the increase is due to cost of products sold from our TST business, which was purchased on February 28, 2007, and therefore, had no cost of products sold in the second quarter of fiscal 2007. Interconnect segment cost of products sold as a percentage of net sales increased to 77.9% for the three months ended October 27, 2007 compared to 72.3% for the three months ended October 28, 2006. The increase is primarily due to the TST business, which has higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment. We experienced lower sales in our data center installation business and higher costs related to the roll out of PC card adapters during the second quarter of fiscal 2008. In addition, we experienced increased costs due to overall lower sales volumes in our North American operations (excluding TST).
     Gross Margins. Interconnect segment gross margins increased $1.6 million or 31.4% to $6.7 million for the three months ended October 27, 2007 as compared to $5.1 million for the three months ended October 28, 2006. The increase is mainly driven from the products sold from our TST business, which was purchased on February 28, 2007, and therefore, had no gross margin in the second quarter of fiscal 2007. Gross margins as a percentage of net sales decreased to 22.1% for the three months ended October 27, 2007 from 27.7% for the three months ended October 28, 2006. The decrease is primarily due to the TST business, which has a higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment, the lower sales in our data center installation business and the roll out of PC card adapters. In addition, we experienced increased costs due to overall lower sales volumes in our North American operations (excluding TST).
     Income Before Income Taxes. Interconnect income before income taxes decreased $0.6 million or 33.3% to $1.2 million for the three months ended October 27, 2007 compared to $1.8 million for the three months ended October 28, 2006. The TST business increased income before income taxes for the three months ended October 27, 2007 as compared to the three months ended October 28, 2006 but was more than offset by lower sales in our data installation business as well as increased costs in our North American operations (excluding TST).
Power Distribution Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$11.6	$12.0	$(0.4)	-3.3%
Cost of products sold	8.5	8.5	—	0.0%

Gross margin	3.1	3.5	(0.4)	-11.4%

Income before income taxes	$2.1	$2.6	$(0.5)	-19.2%

	October 27,	October 28,
Percent of sales:	2007	2006

Net sales	100.0%	100.0%
Cost of products sold	73.3%	70.8%
Gross margin	26.7%	29.2%
Income before income taxes	18.1%	21.7%
     Net Sales. Power Distribution segment net sales decreased $0.4 million to $11.6 million for the three months ended October 27, 2007 from $12.0 million for the three months ended October 28, 2006. The majority of the decrease relates to certain projects for a customer which we are no longer the sole supplier and is partially offset by sales from our VEP business purchased on August 31, 2007.

Power Distribution Segment Results — Continued
     Cost of Products Sold. Power Distribution segment cost of products sold was $8.5 million for both the three months ended October 27, 2007 and for the three months ended October 28, 2006. The Power Distribution segment cost of products sold as a percentage of sales increased to 73.3% for the three months ended October 27, 2007 from 70.8% for the three months ended October 28, 2006. The increase is primarily due to higher material costs and price erosion at our North American operation, partially offset by margin improvement at our Shanghai, China operation.
     Gross Margins. Power Distribution segment gross margins decreased $0.4 million or 11.4% to $3.1 million for the three months ended October 27, 2007 as compared to $3.5 million for the three months ended October 28, 2006. Gross margins as a percentage of net sales decreased to 26.7% for the three months ended October 27, 2007 from 29.2% for the three months ended October 28, 2006. The decrease is primarily due to higher material costs and price erosion at our North American operation, partially offset by margin improvement at our Shanghai, China operation.
     Income Before Income Taxes. Power Distribution segment income before income taxes decreased $0.5 million to $2.1 million for the three months ended October 27, 2007 compared to $2.6 million for the three months ended October 28, 2006. The decrease is due to lower sales in the three months ended October 27, 2007 as compared to the three months ended October 28, 2007 as well as higher material costs and price erosion at our North American operation, partially offset by margin improvement at our Shanghai, China operation.
Other Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$1.6	$2.0	$(0.4)	-20.0%
Cost of products sold	1.6	1.5	0.1	6.7%

Gross margin	—	0.5	(0.5)	-100.0%

Loss before income taxes	$(0.4)	$(0.1)	$(0.3)	300.0%

	October 27,	October 28,
Percent of sales:	2007	2006

Net sales	100.0%	100.0%
Cost of products sold	100.0%	75.0%
Gross margin	0.0%	25.0%
Loss before income taxes	-25.0%	-5.0%
     Net Sales. The Other segment net sales decreased $0.4 million to $1.6 million for the three months ended October 27, 2007 as compared to $2.0 million for the three months ended October 28, 2006.
     Cost of Products Sold. Other segment cost of products sold increased $0.1 million to $1.6 million for the three months ended October 27, 2007 compared to $1.5 million for the three months ended October 28, 2006. The majority of the increase is due to investment initiatives in our torque-sensing business in the three months ended October 27, 2007.
     Gross Margins. The Other segment gross margins decreased $0.5 million to no gross profit for the three months ended October 27, 2007 as compared to $0.5 million for the three months ended October 28, 2006. The majority of the decrease is due to investment initiatives in our torque-sensing business in the three months ended October 27, 2007.

Other Segment Results — Continued
     Loss Before Income Taxes. The Other segment loss before income taxes was $0.4 million for the three months ended October 27, 2007 compared to $0.1 million for the three months ended October 28, 2006.
Results of Operations for the Six Months Ended October 27, 2007 as Compared to the Six Months Ended October 28, 2006
Consolidated Results
Below is a table summarizing results for the six months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$258.3	$212.1	$46.2	21.8%
Other income	0.7	0.3	0.4	133.3%

	259.0	212.4	46.6	21.9%

Cost of products sold	204.2	173.2	31.0	17.9%

Gross margin (including other income)	54.8	39.2	15.6	39.8%

Selling and administrative expenses	32.1	27.0	5.1	18.9%
Interest income, net	1.0	1.7	(0.7)	-41.2%
Other, net	(1.2)	0.3	(1.5)	-500.0%
Income taxes	5.4	5.1	0.3	5.9%
Cumulative effect of accounting change	—	0.1	(0.1)	-100.0%

Net income	$17.1	$9.2	$7.9	85.9%

	October 27,	October 28,
Percent of sales:	2007	2006

Net sales	100.0%	100.0%
Other income	0.3%	0.1%
Cost of products sold	79.1%	81.7%
Gross margin (including other income)	21.2%	18.5%
Selling and administrative expenses	12.4%	12.7%
Interest income, net	0.4%	0.8%
Other, net	-0.5%	0.1%
Income taxes	2.1%	2.4%
Cumulative effect of accounting change	0.0%	0.0%
Net income	6.6%	4.3%
     Net Sales. Consolidated net sales increased $46.2 million or 21.8% to $258.3 million for the six months ended October 27, 2007 from $212.1 million for the six months ended October 28, 2006. Of the $46.2 million increase, $24.4 million relates to our TST and VEP businesses purchased on February 28, 2007 and August 31, 2007, respectively, and therefore, had no sales in the first half of fiscal 2007. The increase was also driven by organic growth from our European and Asian operations and stronger than expected North American automotive sales. Automotive segment sales additionally were impacted by price increases of $5.0 million on previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment, however, at the request of the customer, have agreed to produce through the end of fiscal year 2008. We agreed to continue the production at higher margins, which favorably impacted revenue and margins during the first half of fiscal 2008. Excluding TST, the Interconnect segment sales increased slightly for the six months ended October 27,

Consolidated Results — Continued
2007 as compared to the six months ended October 28, 2006. Excluding VEP, the Power Distribution segment sales slightly decreased for the six months ended October 27, 2007 as compared to the six months ended October 28, 2006. Translation of foreign operations net sales in the six months ended October 27, 2007 increased reported net sales by $3.4 million or 1.3%.
     Other Income. Other Income increased $0.4 million or 133.3% to $0.7 million for the six months ended October 27, 2007 from $0.3 million for the six months ended October 28, 2006. Other income consisted primarily of earnings from our automotive joint venture, engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold increased $31.0 million or 17.9% to $204.2 million for the six months ended October 27, 2007 from $173.2 million for the six months ended October 28, 2006. The increase is due to the higher sales volumes in the six months ended October 27, 2007 as compared to the six months ended October 28, 2006. Consolidated cost of products sold as a percentage of sales was 79.1% for the six months ended October 27, 2007 and 81.7% for the six months ended October 28, 2006. The decrease is primarily due to shifting manufacturing efforts from the U.S. to lower cost regions in Asia, Europe and Mexico. The integration of our Scotland operation to our Malta operation has increased efficiency in our European manufacturing processes. In addition, we have previously made our North American operations more efficient and cost effective in anticipation of the forecasted lower automotive sales in the U.S. market.
     Gross Margins (including other income). Consolidated gross margins (including other income) increased $15.6 million or 39.8% to $54.8 million for the six months ended October 27, 2007 as compared to $39.2 million for the six months ended October 28, 2006. Gross margins as a percentage of net sales increased to 21.2% for the six months ended October 27, 2007 from 18.5% for the six months ended October 28, 2006. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations were more efficient as a result of additional cost reduction efforts previously undertaken in anticipation of lower automotive sales in model year 2008 for our legacy products.
     Selling and Administrative Expenses. Selling and administrative expenses increased $5.1 million or 18.9% to $32.1 million for the six months ended October 27, 2007 compared to $27.0 million for the six months ended October 28, 2006. Of the $5.1 million increase, $2.5 million relates to the TST and VEP businesses, which were purchased on February 28, 2007 and August 31, 2007, respectively, and therefore, had no selling and administrative expenses in the first half of fiscal 2007. The majority of the additional increase relates to higher stock award amortization expense and professional fees in the six months ended October 27, 2007 as compared to the six months ended October 28, 2006. Selling and administrative expenses as a percentage of net sales decreased to 12.4% in the six months ended October 27, 2007 from 12.7% for the six months ended October 28, 2006.
     Interest Income, Net. Net interest income decreased 41.2% in the six months ended October 27, 2007 to $1.0 million as compared to $1.7 million in the six months ended October 28, 2006. The average cash balance was $73.4 million in the six months ended October 27, 2007 as compared to $90.6 million in the six months ended October 28, 2006. The average interest rate earned in the six months ended October 27, 2007 was 3.32% as compared to 4.01% in the six months ended October 28, 2006. The average interest rate earned includes both taxable interest and tax-free municipal interest. The cash balance decreased primarily due to the acquisition of the TST and VEP businesses on February 28, 2007 and August 31, 2007, respectively. We paid approximately $65.0 million for the purchase of TST and $5.8 million for VEP. Interest expense was $0.2 million for the six months ended October 27, 2007 and $0.1 million for the six months ended October 28, 2006.
     Other, Net. Other, Net decreased to an expense of $1.2 million for the six months ended October 27, 2007 versus income of $0.3 million for the six months ended October 28, 2006. The Other, net consists primarily of currency exchange gains and losses at the Company’s foreign operations. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. The foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Consolidated Results — Continued
     Income Taxes. The effective income tax rate was 24.1% in the first half of fiscal 2008 compared with 35.8% in the first half of fiscal 2007. The effective tax rates for both fiscal 2008 and 2007 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and the higher earnings at those operations. The effective tax rate was higher in fiscal 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible stock-based compensation.
     Net Income. Net income increased $7.9 million or 85.9% to $17.1 million for the six months ended October 27, 2007 as compared to $9.2 million for the six months ended October 28, 2006. The increase is attributable to higher sales with lower costs of products sold, partially offset by an increase in selling and administrative expenses. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations were more efficient as a result of additional cost reduction efforts previously undertaken in anticipation of lower automotive segment sales in model year 2008 for our legacy products. Additionally, our effective tax rate decreased to 24.1% for the six months ended October 27, 2007 from 35.8% for the six months ended October 28, 2006. Net income as a percentage of sales increased to 6.6% for the six months ended October 27, 2007 as compared to 4.3% for the six months ended October 28, 2006.
Automotive Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$172.7	$150.2	$22.5	15.0%
Cost of products sold	137.8	127.9	9.9	7.7%

Gross margin	34.9	22.3	12.6	56.5%
Income before income taxes and cumulative effect of accounting change	$25.0	$12.3	$12.7	103.3%

	October 27,	October 28,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	79.8%	85.2%
Gross margin	20.2%	14.8%
Income before income taxes and cumulative effect of accounting change	14.5%	8.2%
     Net Sales. Automotive segment net sales increased $22.5 million or 15.0% to $172.7 million for the six months ended October 27, 2007 from $150.2 million for the six months ended October 28, 2006. The increase was driven by strong organic growth from our European and Asian operations and sales in our North American operations were stronger than expected. Sales were also impacted by price increases of $5.0 million on previously marginally profitable products, which we have decided to exit at the expiration of our manufacturing commitment but , at the request of the customer, have agreed to produce through the end of fiscal year 2008. Translation of foreign operations net sales in the six months ended October 27, 2007 increased reported net sales by $3.1 million or 1.8%.
     Cost of Products Sold. Automotive segment cost of products sold increased $9.9 million to $137.8 million for the six months ended October 27, 2007 from $127.9 for the six months ended October 28, 2006. The increase relates to higher sales volumes for the six months ended October 27, 2007 as compared to the six months ended October 28, 2006. Automotive segment costs of products sold as a percentage of sales decreased to 79.8% for the

Automotive Results — Continued
six months ended October 27, 2007 from 85.2% for the six months ended October 28, 2006. The decrease is primarily due to shifting manufacturing efforts from the U.S. to lower cost regions in Asia, Europe and Mexico. The integration of our Scotland operation to our Malta operation has increased efficiency in our European manufacturing processes. In addition, we have previously made our North American operations more efficient and cost effective in anticipation of the forecasted lower automotive sales in the U.S. market.
     Gross Margins. Automotive segment gross margins increased $12.6 million or 56.5% to $34.9 million for the six months ended October 27, 2007 as compared to $22.3 million for the six months ended October 28, 2006. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations are were more efficient as a result of additional cost reduction efforts previously undertaken in anticipation of lower automotive sales in model year 2008 for our legacy products. Gross margins as a percentage of net sales increased to 20.2% for the six months ended October 27, 2007 from 14.8% for the six months ended October 28, 2006.
     Income Before Income Taxes. Automotive segment income before income taxes increased $12.7 million or 103.3% to $25.0 million for the six months ended October 27, 2007 compared to $12.3 million for the six months ended October 28, 2007. The increase is due to shifting manufacturing efforts from the U.S. and the U.K. to lower cost regions in Asia, Europe and Mexico. In addition, North American automotive sales were stronger than expected and were impacted by the price increases described above. Our North American operations were more efficient as a result of additional cost reduction efforts previously undertaken in anticipation of lower automotive segment sales in model year 2008 for our legacy products.
Interconnect Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$61.7	$36.2	$25.5	70.4%
Cost of products sold	47.3	25.6	21.7	84.8%

Gross margin	14.4	10.6	3.8	35.8%
Income before income taxes and cumulative effect of accounting change	$3.6	$3.9	$(0.3)	-7.7%

	October 27,	October 28,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	76.7%	70.7%
Gross margin	23.3%	29.3%
Income before income taxes and cumulative effect of accounting change	5.8%	10.8%
     Net Sales. Interconnect segment net sales increased $25.5 million or 70.4% to $61.7 million for the six months ended October 27, 2007 from $36.2 million for the six months ended October 28, 2006. Substantially all of the increase is due to sales from our TST, which was purchased on February 28, 2007, and therefore, had no sales in the first half of fiscal 2007. The other Interconnect segment businesses had slightly higher sales for the six months ended October 27, 2007 as compared to the six months ended October 28, 2006. Translation of foreign operations net sales in the six months ended October 27, 2007 increased reported net sales by $0.4 million or 0.6%.
     Cost of Products Sold. Interconnect segment cost of products sold increased $21.7 million to $47.3 million for the six months ended October 27, 2007 compared to $25.6 million for the six months ended October 28, 2006.

Interconnect Segment Results — Continued
The majority of the increase is due to cost of products sold from our TST business, which was purchased on February 28, 2007, and therefore, had no cost of products sold in the first half of fiscal 2007. Interconnect segment cost of products sold as a percentage of net sales increased to 76.7% for the six months ended October 27, 2007 compared to 70.7% for the six months ended October 28, 2006. The increase is primarily due to the TST business, which has higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment. We experienced lower sales in our data center installation business and higher costs related to the roll out of PC card adapters during the first half of fiscal 2008. In addition, we experienced increased costs due to overall lower sales volumes in our North American operations (excluding TST).
     Gross Margins. Interconnect segment gross margins increased $3.8 million or 35.8% to $14.4 million for the six months ended October 27, 2007 as compared to $10.6 million for the six months ended October 28, 2006. The increase is mainly driven from the products sold from our TST business, which was purchased on February 28, 2007, and therefore, had no gross margin in the first half of fiscal 2007. Gross margins as a percentage of net sales decreased to 23.3% for the six months ended October 27, 2007 from 29.3% for the six months ended October 28, 2006. The decrease is primarily due to the TST business, which has a higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment, the lower sales in our data center installation business and the roll out of PC card adapters. In addition, we experienced increased costs due to overall lower sales volumes in our North American operations (excluding TST).
     Income Before Income Taxes. Interconnect segment income before income taxes decreased $0.3 million or 7.7% to $3.6 million for the six months ended October 27, 2007 compared to $3.9 million for the six months ended October 28, 2006. The TST business increased income before income taxes for the six months ended October 27, 2007 as compared to the six months ended October 28, 2006 but was more than offset by lower sales in our data installation business as well as increased costs in our North American operations (excluding TST).
Power Distribution Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$20.7	$22.0	$(1.3)	-5.9%
Cost of products sold	15.0	16.1	(1.1)	-6.8%

Gross margin	5.7	5.9	(0.2)	-3.4%
Income before income taxes and cumulative effect of accounting change	$4.0	$4.3	$(0.3)	-7.0%

	October 27,	October 28,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	72.5%	73.2%
Gross margin	27.5%	26.8%
Income before income taxes and cumulative effect of accounting change	19.3%	19.5%
     Net Sales. Power Distribution segment net sales decreased $1.3 million to $20.7 million for the six months ended October 27, 2007 from $22.0 million for the six months ended October 28, 2006. The majority of the decrease relates to certain projects for a customer for which we are no longer the sole supplier and is partially offset by sales from our VEP business purchased on August 31, 2007.
     Cost of Products Sold. The Power Distribution segment cost of products sold decreased $1.1 million or 6.8% to $15.0 million for the six months ended October 27, 2007 as compared to $16.1 million for both the six

Power Distribution Segment Results — Continued
months ended October 27, 2007 and for the six months ended October 28, 2006. The decrease relates to the lower sales volumes in the six months ended October 27, 2007 as compared to the six months ended October 28, 2006. The Power Distribution cost of products sold as a percentage of sales decreased to 72.5% for the six months ended October 27, 2007 from 73.2% for the six months ended October 28, 2006. The decrease relates to cost savings recognized from manufacturing in our lean manufacturing operation in Shanghai, China offset by higher costs and price erosion in our North American operation in six months ended October 27, 2007.
     Gross Margins. The Power Distribution segment gross margins decreased $0.2 million or 3.4% to $5.7 million for the six months ended October 27, 2007 as compared to $5.9 million for the six months ended October 28, 2006. Gross margins as a percentage of net sales increased to 27.5% for the six months ended October 27, 2007 from 26.8% for the six months ended October 28, 2006. The increase relates to cost savings recognized from manufacturing in our lean manufacturing operation in Shanghai, China offset by higher costs and price erosion in our North American operation in six months ended October 27, 2007.
     Income Before Income Taxes. Power Distribution segment income before income taxes decreased $0.3 million to $4.0 million for the six months ended October 27, 2007 compared to $4.3 million for the six months ended October 28, 2006. The decrease is due to lower sales in the six months ended October 27, 2007 as compared to the six months ended October 28, 2007.
Other Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	October 27,	October 28,
	2007	2006	Net Change	Net Change
Net sales	$3.2	$3.7	$(0.5)	-13.5%
Cost of products sold	3.1	2.8	0.3	10.7%

Gross margin	0.1	0.9	(0.8)	-88.9%
Loss before income taxes and cumulative effect of accounting change	$(0.7)	$(0.2)	$(0.5)	250.0%

	October 27,	October 28,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	96.9%	75.7%
Gross margin	3.1%	24.3%
Loss before income taxes and cumulative effect of accounting change	-21.9%	-5.4%
     Net Sales. The Other segment net sales decreased $0.5 million to $3.2 million for the six months ended October 27, 2007 as compared to $3.7 million for the six months ended October 28, 2006.
     Cost of Products Sold. Other segment cost of products sold increased $0.3 million to $3.1 million for the six months ended October 27, 2007 compared to $2.8 million for the six months ended October 28, 2006. The majority of the increase is due to investment initiatives in our torque-sensing business in the six months ended October 27, 2007.
     Gross Margins. The Other segment gross margins decreased $0.8 million to $0.1 million for the six months ended October 27, 2007 as compared to $0.9 million for the six months ended October 28, 2006. The majority of the decrease is due to investment initiatives in our torque-sensing business in the six months ended October 27, 2007.

Other Segment Results — Continued
     Loss Before Income Taxes. The Other segment loss before income taxes was $0.7 million for the six months ended October 27, 2007 compared to $0.2 million for the six months ended October 28, 2006.
Liquidity and Capital Resources
     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations. We have an agreement with our primary bank for a committed $75 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement requires maintenance of certain financial ratios and a minimum net worth level. At October 27, 2007, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     Net cash provided by operations increased $19.3 million or 72.6% to $45.9 million for the first half of fiscal 2008 compared to $26.6 million in the first half of fiscal 2007. Our net income increased $7.9 million or 85.9% to $17.1 million in the first half of fiscal 2008 compared to $9.2 million for the first half of fiscal 2007. The primary factor in the Company’s ability to generate cash from operations is our net income. In the first half of fiscal 2008 we received a significant non-refundable prepayment by a customer for products to be delivered during the remainder of the fiscal year. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements.
     Net cash used in investing activities during the first half of fiscal 2008 was $18.9 million compared to $7.5 million for the first half of fiscal 2007. Purchases of plant and equipment were $10.8 million and $5.0 million for the first half of fiscal 2008 and 2007, respectively. A significant amount of the $10.8 million of purchases of plant and equipment relate to investments to expand our Malta and Shanghai, China manufacturing operations. In the first half of fiscal 2008, we purchased VEP for $5.8 million in cash. Also in the first half of fiscal 2008, we made additional payments of $1.0 million relating to purchase price adjustments relating to the TST acquisition. In the first half of fiscal 2008 we also had a contingent payment of $0.3 million related to the acquisition of Cableco Technologies. Additionally, a dividend payment of $1.0 million was paid in the first half of fiscal 2008 relating to our automotive joint venture. In the first half of fiscal 2007, cash used in investing activities included the final contingent payment related to the acquisition of AST of $2.7 million.
     Net cash used in financing activities during the first half in fiscal 2008 was $2.4 million compared with $5.5 million in the first half of fiscal 2007. Proceeds from the exercise of stock options increased $0.9 million to $1.1 million for the first half of fiscal 2008 as compared to $0.2 million in the first half of fiscal 2007. The increase is due to the increase in our stock price in the first half of fiscal 2008 as compared to the first half of fiscal 2007. The first half of fiscal 2007 included the purchase of 205,597 shares of our common stock pursuant to a three million-share stock repurchase plan authorized by our board of directors in September 2006.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.3 million and $0.6 million at October 27, 2007 and April 28, 2007, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $13.0 million at October 27, 2007 and $10.9 million at April 28, 2007.
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
     There have been no changes in our internal control over financial reporting during the quarter ended October 27, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
     c) Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs

July 29, 2007 through August 25, 2007	4,410	$16.17	—	—

August 26, 2007 through September 29, 2007	15,423	15.97	—	—

September 30, 2007 through October 27, 2007	—	—	—	—

	19,833	$16.01	—	—

(1)	The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	On September 14, 2006, the Company adopted a plan to repurchase up to 3 million shares of its common stock through April 30, 2008. No purchases were made in the second quarter as part of this repurchase plan.
Item 4. Submission Of Matters To A Vote Of Security Holders
(a)	The 2007 Annual Stockholders Meeting of the Company was held on September 13, 2007.

(c)	At the Annual Stockholders Meeting, the common stockholders voted on the following uncontested matters.

Item 4. Submission Of Matters To A Vote Of Security Holders — Continued
1.	Election of the below named nominees to the Board of Directors of the Company:

	For	Withheld
Warren L. Batts	34,699,452	285,703
J. Edward Colgate	34,487,402	497,753
Darren M. Dawson	34,303,739	681,416
Donald W. Duda	34,784,373	200,782
Isabelle C. Goossen	34,300,000	685,155
Christopher J. Hornung	34,344,871	640,284
Paul G. Shelton	34,303,651	681,504
Lawrence B. Skatoff	34,302,219	682,936
George S. Spindler	34,322,011	663,144
2.	Ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending May 3, 2008:

For	Against	Abstain
34,331,420	345,105	16,348
3.	Adoption of the Methode Electronics, Inc. 2007 Cash Incentive Plan:

			Broker
For	Against	Abstain	Non-Votes
30,342,907	1,499,541	73,182	2,777,243
4.	Adoption of the Methode Electronics, Inc. 2007 Stock Plan:

			Broker
For	Against	Abstain	Non-Votes
28,848,928	3,010,545	56,157	2,777,243

Item 6. Exhibits

Exhibit Number	Description
3.1	Methode Electronics, Inc. By-Laws, as amended and currently in effect (1)
10.1	Methode Electronics, Inc. 2007 Stock Plan (2)
10.2	Methode Electronics, Inc. 2007 Cash Incentive Plan (2)
10.3	Form Performance Based RSA Award Agreement (2)
10.4	Form Annual Cash Bonus Award Agreement (2)
10.5	Form RSA Tandem Cash Award Agreement (2)
10.6	Form Director RSA Award Agreement (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed November 2, 2007, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.
By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

Dated: December 6, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Methode Electronics, Inc. By-Laws, as amended and currently in effect (1)
10.1	Methode Electronics, Inc. 2007 Stock Plan (2)
10.2	Methode Electronics, Inc. 2007 Cash Incentive Plan (2)
10.3	Form Performance Based RSA Award Agreement (2)
10.4	Form Annual Cash Bonus Award Agreement (2)
10.5	Form RSA Tandem Cash Award Agreement (2)
10.6	Form Director RSA Award Agreement (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed November 2, 2007, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.