Form 10-Q
period 2008-02-02
METHODE ELECTRONICS INC
filed 2008-03-13
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 2, 2008
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
     At March 11, 2008, Registrant had 37,992,532 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
February 2, 2008

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
METHODE ELECTRONICS, INC AND SUBSIDIARIES CONDENSED
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 2, 2008	April 28, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,526	$60,091
Accounts receivable, net	71,335	79,180
Inventories:
Finished products	14,396	12,280
Work in process	23,658	20,288
Materials	21,416	21,911

	59,470	54,479
Deferred income taxes	7,038	6,868
Prepaid expenses and other current assets	6,403	8,823

TOTAL CURRENT ASSETS	234,772	209,441

PROPERTY, PLANT AND EQUIPMENT	315,059	290,882
Less allowances for depreciation	224,480	204,025

	90,579	86,857

GOODWILL	54,195	51,520
INTANGIBLE ASSETS, net	43,670	43,680
OTHER ASSETS	23,065	20,242

	120,930	115,442

	$446,281	$411,740

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$38,260	$41,041
Other current liabilities	31,022	31,420

TOTAL CURRENT LIABILITIES	69,282	72,461

OTHER LIABILITIES	12,073	4,898
DEFERRED COMPENSATION	7,382	10,172
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,121,184 and 37,950,829 shares issued as of February 2, 2008 and April 28, 2007, respectively	19,061	18,975
Unearned common stock issuances	(4,257)	(4,517)
Additional paid-in capital	69,414	65,512
Retained earnings	254,815	233,684
Accumulated other comprehensive income	23,966	16,010
Treasury stock, 625,342 shares as of February 2, 2008 and April 28, 2007	(5,455)	(5,455)

	357,544	324,209

	$446,281	$411,740

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 2,	January 27,	February 2,	January 27,
	2008	2007	2008	2007

INCOME
Net sales	$138,465	$105,412	$396,713	$317,499
Other	313	686	986	1,020

	138,778	106,098	397,699	318,519

COSTS AND EXPENSES
Cost of products sold	109,032	85,334	313,267	258,537
Restructuring and impairment costs	450	1,861	450	1,861
Selling and administrative expenses	17,707	12,910		49,778 39,939

	127,189	100,105	363,495	300,337

Income from operations	11,589	5,993	34,204	18,182

Interest income, net	652	1,056	1,699	2,778
Other, net	(923)	(335)	(2,084)	(9)

Income before income taxes and cumulative effect of accounting change	11,318	6,714	33,819	20,951

Income taxes	1,561	2,010	6,984	7,100

Income before cumulative effect of accounting change	9,757	4,704	26,835	13,851

Cumulative effect of accounting change, net of taxes of $28	—	—	—	101

NET INCOME	$9,757	$4,704	$26,835	$13,952

Amounts per common share:
Basic and diluted net income before cumulative effect of accounting change	$0.26	$0.13	$0.72	$0.38
Basic and diluted net income	$0.26	$0.13	$0.72	$0.38

Cash dividends:
Common stock	$0.05	$0.05	$0.15	$0.15

Weighted average number of Common Shares outstanding:
Basic	37,138	36,193	37,066	36,260
Diluted	37,492	36,562	37,479	36,528
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	February 2, 2008	January 27, 2007
OPERATING ACTIVITIES
Net income	$26,835	$13,952
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	16,332	14,103
Amortization of intangibles	4,227	3,576
Amortization of stock awards and stock options	2,479	2,138
Changes in operating assets and liabilities	7,615	11,188
Other	77	(352)

NET CASH PROVIDED BY OPERATING ACTIVITIES	57,565	44,605

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,702)	(6,365)
Proceeds from sale of building	960	800
Acquisition of businesses	(7,090)	(2,678)
Joint venture dividend	(1,000)	—
Other	(407)	(2,016)

NET CASH USED IN INVESTING ACTIVITIES	(24,239)	(10,259)

FINANCING ACTIVITIES
Repurchase of common stock	—	(3,059)
Proceeds from exercise of stock options	1,268	263
Tax benefit from stock options and awards	291	—
Cash dividends	(5,680)	(5,592)

NET CASH USED IN FINANCING ACTIVITIES	(4,121)	(8,388)

Effect of foreign currency exchange rate changes on cash	1,230	375

INCREASE IN CASH AND CASH EQUIVALENTS	30,435	26,333

Cash and cash equivalents at beginning of period	60,091	81,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,526	$107,979

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
February 2, 2008
1. BASIS OF PRESENTATION
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries. The condensed consolidated financial statements and related disclosures as of February 2, 2008 and results of operations for the three months and nine months ended February 2, 2008 and January 27, 2007 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The April 28, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended April 28, 2007 filed with the SEC on July 12, 2007. Results may vary from quarter to quarter for reasons other than seasonality. Due to the timing of our fiscal calendar, the three months ended February 2, 2008 represent 14 weeks of results and the three months ended January 27, 2007 represent 13 weeks of results. In addition, the nine months ended February 2, 2008 represent 40 weeks of results and the nine months ended January 27, 2007 represent 39 weeks of results.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. See Note 6 for more information regarding the impact of adopting FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of our fiscal year 2009, which begins May 4, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on the items for which the fair value option has been elected in earnings. SFAS No. 159 is effective as of our fiscal year 2009, which begins May 4, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: 1.) recognizes and

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
2. RECENT ACCOUNTING PRONOUNCEMENTS — Continued
measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2.) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3.) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This applies to our fiscal year 2010 which begins May 3, 2009. The areas that are most applicable to us with regard to this statement are (1) that the Statement requires companies to expense transaction costs as incurred, (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill, and (3) any liabilities related to noncontrolling interest will be recorded at fair value. This statement will generally affect acquisitions occurring after the adoption date.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This applies to our fiscal year 2010 which begins May 3, 2009. This statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The areas that are most applicable to us with regard to this statement are  the statement requires companies to classify expense related to noncontrolling interest’s share in income below net income (earning per share will still be determined after the impact of noncontrolling interests share in our net income as is the current practice.)  During the nine months ended February 2, 2008 and January 27, 2007, we recorded expense related to the noncontrolling interests share in income of $260 and $103, respectively, in other selling and administrative expenses and  this statement requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of February 2, 2008, the liability related to noncontrolling interests was $3,072 and is included in other long-term liabilities.  We are currently evaluating the effect of this statement to determine the impact it will have on our financial statements.
3. RESTRUCTURING
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic connector products. The automotive restructuring process is expected to be completed by the end of the third quarter of fiscal 2009. The connector product exit should conclude during the first quarter of fiscal 2009. During the three months ended February 2, 2008, we recorded a restructuring charge of $450, relating to $355 for employee severance and $95 in professional fees. We estimate that we will record a pre-tax charge during the fiscal years 2008 and 2009 between $19,000 and $25,000, of which $9,000 to $12,000 relates to the cost of one-time benefits, including termination, retention, COBRA and outplacement for employees. We performed impairment testing on our assets relating to the restructuring plan and concluded that no assets were impaired as of February 2, 2008. However, we will continue to perform periodic impairment testing and will record any charges incurred as per FASB 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’.
     As of February 2, 2008, we had an accrued restructuring liability of $450 reflected in the current liabilities section of our consolidated balance sheet. We expect this liability to be paid out by the end of the third quarter of fiscal year 2009.
     In the third quarter of fiscal year 2007, we closed our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to its automotive parts manufacturing operation in Malta.  We recorded charges of $2,352 related to the closing and transfer of operations, consisting of involuntary severance of

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
3. RESTRUCTURING — Continued
$1,359 for termination of 140 employees, equipment moving and installation costs of $667, provision for the permanent impairment of assets of $174, and professional fees and lease and other obligations of $152, reduced by a cumulative currency translation credit of $491.
4. COMPREHENSIVE INCOME
     The components of our comprehensive income for the three months and nine months ended February 2, 2008 and January 27, 2007 include net income and adjustments to stockholders’ equity for foreign currency translations. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.
     The following table presents details of our comprehensive income:

	Three Months Ended		Nine Months Ended
	February 2,	January 27,	February 2,	January 27,
	2008	2007	2008	2007

Net income	$9,757	$4,704	$26,835	$13,952
Translation adjustment	3,895	583	7,956	1,615

Total comprehensive income	$13,652	$5,287	$34,791	$15,567

5. GOODWILL AND INTANGIBLE ASSETS
     In connection with the Power Distribution segment acquisition of Cableco Technologies in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. During the first quarter of fiscal year 2008, a portion of the operational and financial targets were met resulting in a $260 payment. The payment was recorded as an increase to goodwill. Additional goodwill of up to $4,257 may result from future contingent payments for this acquisition.
     In connection with the Interconnect segment acquisition of TouchSensor Technologies, L.L.C. (TST) on February 28, 2007, an increase to goodwill of $1,013 was recorded for the nine months ended February 2, 2008. The increase relates to adjustments for working capital and valuation of intangible assets acquired. We are finalizing the valuation of the intangible assets acquired and we anticipate that the valuations will not differ materially from our current assessment.
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
     Based on a third-party valuation report, we estimate the tangible net assets acquired in the VEP transaction had a fair value of $915. The fair values assigned to intangible assets acquired were $2,900 for customer relationships, $600 for trademarks and $1,402 for goodwill. The customer relationships acquired will be amortized over a period of 196 months beginning September 2007. The trademark intangible assets are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of the acquired business have been included in the Power Distribution segment in the consolidated financial statements from the effective date of the acquisition.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
5. GOODWILL AND INTANGIBLE ASSETS — Continued
     The following tables present details of the Company’s intangible assets:

	February 2, 2008
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$41,248	$17,470	$23,778
Patents and technology licenses	25,371	5,729	19,642
Covenants not to compete	2,480	2,230	250

Total	$69,099	$25,429	$43,670

	April 28, 2007
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$38,170	$14,293	$23,877
Patents and technology licenses	24,382	4,741	19,641
Covenants not to compete	2,330	2,168	162

Total	$64,882	$21,202	$43,680

     At February 2, 2008, the intangible assets for customer relationships and agreements includes $2,505 of net value assigned to a supply agreement with Delphi Corporation, acquired in our acquisition of the passive occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition filed on October 8, 2005. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for fiscal 2008 and each of the four succeeding fiscal years is as follows:

2008	$5,126
2009	3,475
2010	3,480
2011	3,181
2012	2,533
6. INCOME TAXES
     We adopted FIN 48 on April 29, 2007. As a result of the implementation of FIN 48, we recognized a $1,039 increase in the liability for unrecognized tax benefits which was accounted for as an increase of $1,014 to the April 29, 2007 balance of deferred tax assets and a decrease of $25 to the April 29, 2007 balance of retained earnings.
     We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the nine months ended February 2, 2008, we recognized an insignificant amount in interest and penalties. We had approximately $1,248 for the payment of interest and penalties accrued at February 2, 2008. The total unrecognized tax benefits as of February 2, 2008 was $4,451.
     We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption of FIN 48. We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter. Unless challenged by tax authorities, the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
6. INCOME TAXES — Continued
closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $161.
     The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before fiscal year 2005.
7. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the nine month periods presented:

	Nine Months Ended
	February 2,	January 27,
	2008	2007

Balance at the beginning of the period	37,950,829	37,700,484
Repurchased and retired	—	(96,467)
Options exercised	122,469	37,893
Restricted stock awards vested	47,886	4,003
Reversal of unvested restricted stock awards upon adoption of SFAS No. 123(R)	—	(463,957)

Balance at the end of the period	38,121,184	37,181,956
     We paid quarterly dividends in the amounts of $1,884, $1,897 and $1,898, or $0.05 per share, on July 27, 2007, October 26, 2007 and February 2, 2008, respectively. We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business and the repurchase of common stock. Our Board of Directors approved a stock repurchase plan in September 2006, which expires at the end of fiscal 2008. There were no shares purchased during the first nine months of fiscal 2008.

     On June 21, 2007, our Board of Directors, on the recommendation of our Compensation Committee, adopted the Methode Electronics, Inc. 2007 Stock Plan (the “Stock Plan”). The Stock Plan was voted on and approved by the shareholders at our annual meeting on September 13, 2007.
     The Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants. Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares. If any award terminates, expires, is cancelled or forfeited as to any number of shares of common stock, new awards may be awarded with respect to such shares. The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares. As of February 2, 2008 there were 1,005,877 shares still available for award under the Stock Plan.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
     The following tables summarize the stock option activity and related information for the nine months ended February 2, 2008:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2007	818,918	$10.26
Exercised	(122,469)	10.36
Forfeited	(3,521)	8.03

Outstanding at February 2, 2008	692,928	10.25

Options Outstanding at February 2, 2008				Exercisable Options at February 2, 2008
		Wtd. Avg.	Avg.		Wtd. Avg.	Avg.
Range of		Exercise	Remaining		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$5.12 — $7.69	178,751	$6.59	3.0	178,751	$6.59	3.0
$8.08 — $11.64	364,120	10.56	3.0	364,120	10.56	3.0
$12.11 — $17.66	150,057	13.87	2.2	150,057	13.87	2.2

	692,928	10.25		692,928	10.25

     The aggregate intrinsic value for all options outstanding at February 2, 2008 was $1,998.
     Prior to June 21, 2007, we had three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan. No options were granted under the Plans since the first quarter of fiscal 2005. As of February 2, 2008, we had 692,928 unexercised stock options, all of which are fully vested and have a term of ten years. In the nine months ended February 2, 2008, we recognized pre-tax compensation expense of $11. There is no remaining unrecognized compensation expense relating to the stock options after July 28, 2007.
     In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs). The RSUs are subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the RSUs are not payable until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code. All further discussion of RSAs in this report includes the RSUs described above.
     At the beginning of fiscal year 2008, there were 525,589 performance-based and time-based RSAs outstanding. The time-based RSAs vest in three equal annual installments from the grant date. All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to voting rights and to payment of dividends. During the nine months ended February 2, 2008, we awarded 244,123 restricted stock awards. Of the 244,123 shares granted, 24,000 shares vest immediately upon grant, 164,673 are performance-based RSAs and 55,450 are time-based RSAs.
     We recognized pre-tax compensation expense for RSAs of $2,469 and $2,057 in the nine months ended February 2, 2008 and January 27, 2007, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
The following table summarizes the RSA activity for the nine months ended February 2, 2008

Shares
Unvested at April 28, 2007	525,589
Awarded	244,123
Released	(51,715)
Forfeited	(432)

Unvested at February 2, 2008	717,565

The table below shows the Company’s unvested RSAs at February 2, 2008:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	February 2, 2008	February 2, 2008
2005	532	3-year equal annual installments	$11.27	$—	$—
2006	27,940	3-year equal annual installments	12.30	8	8
2006	190,500	3-year cliff	12.42	312	312
2007	50,720	3-year equal annual installments	7.81	55	55
2007	227,750	3-year cliff	7.79	793	793
2008	55,450	3-year equal annual installments	15.14	418	418
2008	164,673	3-year cliff	15.14	2,137	2,137
     At February 2, 2008, the aggregate unvested RSAs had a weighted average fair value of $11.45 and a weighted average vesting period of approximately 15 months.

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
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	February 2,	January 27,	February 2,	January 27,
	2008	2007	2008	2007
Numerator — net income	$9,757	$4,704	$26,835	$13,952

Denominator:
Denominator for basic earnings per share-weighted average shares	37,138	36,193	37,066	36,260
Dilutive potential common shares-employee and director stock options	354	369	413	268

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	37,492	36,562	37,479	36,528

Basic and diluted net income per share:
Income before cumulative effect of accounting change	$0.26	$0.13	$0.72	$0.38
Net income	$0.26	$0.13	$0.72	$0.38
     Options to purchase 29,413 shares of common stock at a weighted-average exercise price of $17.66 per share were outstanding as of February 2, 2008, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
9. SEGMENT INFORMATION
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
9. SEGMENT INFORMATION — Continued
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued
     The table below presents information about our reportable segments:

	Three Months Ended February 2, 2008
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$90,145	$40,046	$14,696	$1,861	$8,283	$138,465
Transfers between segments	(1,530)	(4,488)	(2,211)	(54)	(8,283)	—

Net sales to unaffiliated customers	$88,615	$35,558	$12,485	$1,807	$—	$138,465

Segment income (loss) before restructuring charge	$13,678	$986	$2,566	$(608)	$—	$16,622

Restructuring and impairment costs	(379)	(71)	—	—	—	(450)

Segment income (loss) including restructuring charge	$13,299	$915	$2,566	$(608)	$—	$16,172

Corporate expenses, net						(4,854)

Income before income taxes						$11,318

	Three Months Ended January 27, 2007
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$72,836	$23,735	$12,923	$2,055	$6,137	$105,412
Transfers between segments	(639)	(3,951)	(1,512)	(35)	(6,137)	—

Net sales to unaffiliated customers	$72,197	$19,784	$11,411	$2,020	$—	$105,412

Segment income (loss) before restructuring charge	$3,976	$2,527	$2,642	$(43)	$—	$9,102

Restructuring and impairment costs	(1,861)	—	—	—	—	(1,861)

Segment income (loss) including restructuring charge	$2,115	$2,527	$2,642	$(43)	$—	$7,241

Corporate expenses, net						(527)

Income before income taxes						$6,714

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued

	Nine Months Ended February 2, 2008
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$263,196	$108,353	$38,558	$5,148	$18,542	$396,713
Transfers between segments	(1,913)	(11,128)	(5,391)	(110)	(18,542)	—

Net sales to unaffiliated customers	$261,283	$97,225	$33,167	$5,038	$—	$396,713

Segment income (loss) before restructuring charge	$38,720	$4,544	$6,544	$(1,291)	$—	$48,517

Restructuring and impairment costs	(379)	(71)	—	—	—	(450)

Segment income (loss) including restructuring charge	$38,341	$4,473	$6,544	$(1,291)	$—	$48,067

Corporate expenses, net						(14,248)

Income before income taxes and cumulative effect of accounting change						$33,819

	Nine Months Ended January 27, 2007
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$223,395	$66,389	$36,271	$5,838	$14,394	$317,499
Transfers between segments	(968)	(10,423)	(2,860)	(143)	(14,394)	—

Net sales to unaffiliated customers	$222,427	$55,966	$33,411	$5,695	$—	$317,499

Segment income (loss) before restructuring charge	$16,253	$6,466	$6,895	$(232)	$—	$29,382

Restructuring and impairment costs	(1,861)	—	—	—	—	(1,861)

Segment income (loss) including restructuring charge	$14,392	$6,466	$6,895	$(232)	$—	$27,521

Corporate expenses, net						(6,570)

Income before income taxes and cumulative effect of accounting change						$20,951

10. CONTINGENCIES
     Certain litigation arising in the normal course of business is pending against us. We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information

10. CONTINGENCIES — Continued
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
     Certain information included in or incorporated by reference in this document, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of sales revenue, margins, expenses, tax provisions (or reversal of tax provisions), earnings or losses from operations, cash flows, liquidity position, synergies, cost-control activities, cost savings or other financial items; plans, strategies and objectives of management for future operations, trends, seasonality. Forward-looking statements may be characterized by terminology such as “believe”, “anticipate”, “should”, “would”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “position” “strategy” and similar expressions. These statements are based on assumptions and assessments made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:
•	We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.

•	Because we derive approximately 65% of our revenues from the automotive industry, any downturns, work stoppages or other challenges faced by this industry may have an adverse effect on our business, financial condition and operating results.

•	Because we also derive a substantial portion of our revenues from customers in the appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

•	We are subject to intense pricing pressures in the automotive industry.

•	We face risks relating to our international operations, currency fluctuations, and political and economic instability.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	Our business is cyclical and seasonal in nature and could reduce the sales and profitability of our business.

•	If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Cautionary Statement — Continued
•	We may acquire businesses or divest certain business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•	We cannot assure you that the newly-acquired TouchSensor Technologies and Value Engineered Products Inc. businesses will be successful or that we can implement and profit from new applications of the acquired technology.

•	We are dependent on the availability and price of raw materials.
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
     Our components are found in the primary end markets of the automotive, appliance, communications, aerospace and military, rail and other transportation industries and the consumer and industrial equipment markets. Recent trends in the industries that we serve include:
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
     In response to pricing pressures, we continue to employ lean manufacturing processes and invest in, and implement techniques to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs in which we participate in order to reduce our exposure to low profit programs, and have transferred several automotive lines and identified additional lines to be transferred from the U.S. to lower-cost countries.
     Due to the timing of our fiscal calendar, the three months ended February 2, 2008 represent 14 weeks of results and the three months ended January 27, 2007 represent 13 weeks of results. In addition, the nine months ended February 2, 2008 represent 40 weeks of results and the nine months ended January 27, 2007 represent 39 weeks of results.

Business Outlook
     Sales in fiscal 2008 should increase compared to fiscal 2007. This is due to growth related to the TouchSensor Technologies, L.L.C. (TST) and Value Engineered Products, Inc. (VEP) acquisitions on February 28, 2007 and August 31, 2007, respectively. Sales of automotive products at our Shanghai, China operation are expected to continue to increase and we anticipate increased sales of automotive switches at our Malta operation. Sales of sensor pads for passive occupant-detection systems are expected to decline due to lower demand in the U.S. We have received price increases on previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment, but, at the request of the customer, have agreed to continue to produce. We expect completing the exit of these products during the second quarter of fiscal 2009, and, therefore, do not expect to achieve the same level of income growth in fiscal year 2009 as achieved in fiscal year 2008.
Results of Operations for the Three Months Ended February 2, 2008 (14 weeks) as Compared to the Three Months Ended January 27, 2007 (13 weeks)
Consolidated Results
Below is a table summarizing results for the three months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$138.5	$105.4	$33.1	31.4%
Other income	0.3	0.7	(0.4)	-57.1%

	138.8	106.1	32.7	30.8%

Cost of products sold	109.0	85.3	23.7	27.8%

Gross margin (including other income)	29.8	20.8	9.0	43.3%

Selling and administrative expenses	17.8	12.9	4.9	38.0%
Restructuring and impairment costs	0.5	1.9	(1.4)	-73.7%
Interest income, net	0.7	1.0	(0.3)	-30.0%
Other, net	(0.9)	(0.3)	(0.6)	200.0%
Income taxes	1.5	2.0	(0.5)	-25.0%

Net income	$9.8	$4.7	$5.1	108.5%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.2%	0.7%
Cost of products sold	78.7%	80.9%
Gross margin (including other income)	21.5%	19.7%
Selling and administrative expenses	12.9%	12.2%
Restructuring and impairment costs	0.4%	1.8%
Interest income, net	0.5%	0.9%
Other, net	-0.6%	-0.3%
Income taxes	1.1%	1.9%
Net income	7.1%	4.5%
     Net Sales. Consolidated net sales increased $33.1 million, or 31.4%, to $138.5 million for the three months ended February 2, 2008 from $105.4 million for three months ended January 27, 2007. Of the $33.1 million

Consolidated Results — Continued
increase, $14.7 million relates to our TST and VEP acquisitions. The increase was also driven by strong organic growth from our European and Asian operations. Sales from those operations increased 44.7% during the three months ended February 2, 2008 as compared to the three months ended January 27, 2007. Automotive segment sales were impacted by price increases of $5.4 million on previously marginally profitable and unprofitable products. Excluding TST, the Interconnect segment sales increased 14.2% for the three months ended February 2, 2008 due to strong sales from our Asian connector and European optical businesses. Excluding VEP, the Power Distribution segment sales decreased 5.8% for the three months ended February 2, 2008 as compared to the three months ended January 27, 2007. Translation of foreign operations net sales in the three months ended February 2, 2008 increased reported net sales by $3.1 million or 2.2% due to currency rate fluctuations.
     Other Income. Other income decreased $0.4 million, or 57.1%, to $0.3 million for the three months ended February 2, 2008 from $0.7 million for three months ended January 27, 2007. Other income consisted primarily of earnings from our automotive joint venture, engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold increased $23.7 million, or 27.8%, to $109.0 million for the three months ended February 2, 2008 from $85.3 million for the three months ended January 27, 2007. The increase is due to the higher sales volumes. Consolidated cost of products sold as a percentage of sales was 78.7% for the three months ended February 2, 2008 and 80.9% for the three months ended January 27, 2007. Automotive segment cost of goods sold as a percentage of sales were favorably impacted by price increases and the transfer of certain operations from Scotland to Malta during the third quarter of fiscal 2007. In addition, we have previously made our North American operations more efficient and cost effective in anticipation of the forecasted lower automotive sales in the U.S. market.
     Gross Margins (including other income). Consolidated gross margins (including other income) increased $9.0 million, or 43.3%, to $29.8 million for the three months ended February 2, 2008 as compared to $20.8 million for the three months ended January 27, 2007. Gross margins as a percentage of net sales increased to 21.5% for the three months ended February 2, 2008 from 19.7% for the three months ended January 27, 2007. The increase in gross margin as a percentage of sales is primarily due to the auto segment pricing increases and integration of the Scotland operation to Malta.
     Selling and Administrative Expenses. Selling and administrative expenses increased $4.9 million, or 38.0%, to $17.8 million for the three months ended February 2, 2008 compared to $12.9 million for the three months ended January 27, 2007. Of the $4.9 million increase, $1.4 million relates to the TST and VEP businesses. The majority of the additional increase relates to additional global support staff and increased long-term incentive compensation due to improved performance and higher share price and higher professional fees. Selling and administrative expenses as a percentage of net sales increased to 12.9% in the three months ended February 2, 2008 from 12.2% for the three months ended January 27, 2007.
     Restructuring and Impairment Costs. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy electronic connector products. As a result, we recorded a restructuring charge of $0.5 million for the three months ended February 2, 2008. We recorded $1.9 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
     Interest Income, Net. Net interest income decreased 30.0% in the three months ended February 2, 2008 to $0.7 million as compared to $1.0 million in the three months ended January 27, 2007. The average cash balance was $88.8 million during the three months ended February 2, 2008 as compared to $104.6 million during the three months ended January 27, 2007. The average interest rate earned in the three months ended February 2, 2008 was 3.57% as compared to 4.34% in the three months ended January 27, 2007. The average interest rate earned includes both taxable interest and tax-free municipal interest. The cash balance decreased primarily due to the acquisition of the TST and VEP businesses. Interest expense was $0.1 million for both periods.
     Other, Net. Other, net increased to $0.9 million for the three months ended February 2, 2008 versus $0.3 million for the three months ended January 27, 2007. Other, net consists primarily of currency exchange gains and

Consolidated Results — Continued
losses at the Company’s foreign operations. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities. During the third quarter ended February 2, 2008, we recorded a charge of $0.3 million relating to a reduction of the net asset value (NAV) on a portion of our short-term investments which is an enhanced cash fund sold as an alternative to traditional money market funds. We have historically invested a portion of our cash in the fund. During the third quarter, the fund was overwhelmed with withdrawal requests and a restriction was placed on the redemption ability of the fund. Therefore, during the third quarter, we recorded a realized loss of $0.1 million on partial redemptions and an unrealized loss of $0.2 million for the reduction in the NAV’s principal balance.
     Income Taxes. The effective income tax rate was 13.8% in the third quarter of fiscal 2008 compared with 29.9% in the third quarter of fiscal 2007. During the three months ended February 2, 2008, we recognized $0.3 million relating to the expiration of certain statute of limitations for tax positions that were not challenged by the taxing authorities. In addition, we recognized $0.5 million relating to tax return reconciliations compared to income tax provisions during the three months ended February 2, 2008. The effective tax rates for both fiscal 2008 and 2007 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and higher earnings at those operations. The effective tax rate was higher in fiscal 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible stock-based compensation.
     Net Income. Net income increased $5.1 million, or 108.5%, to $9.8 million for the three months ended February 2, 2008 as compared to $4.7 million for the three months ended January 27, 2007 due to the auto segment price increases, strong sales and increased efficiencies from our European and Asian operations, offset slightly by higher selling and administrative expenses. In addition, restructuring costs decreased by $1.4 million and our effective tax rate was 13.8% during the three months ended February 2, 2008. Net income as a percentage of sales increased to 7.1% for the three months ended February 2, 2008 as compared to 4.5% for the three months ended January 27, 2007.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$88.6	$72.2	$16.4	22.7%
Cost of products sold	69.9	62.4	7.5	12.0%

Gross margin	18.7	9.8	8.9	90.8%

Income before income taxes and restructuring	$13.7	$4.0	$9.7	242.5%

Restructuring	(0.4)	(1.9)	$1.5	79.6%

Income before income taxes	$13.3	$2.1	$11.2	522.8%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	78.9%	86.4%
Gross margin	21.1%	13.6%
Income before income taxes and restructuring	15.5%	5.5%
Restructuring	-0.4%	-2.6%
Income before income taxes	15.0%	3.0%
     Net Sales. Automotive segment net sales increased $16.4 million, or 22.7%, to $88.6 million for the three months ended February 2, 2008 from $72.2 million for the three months ended January 27, 2007. The automotive segment net sales increase was primarily driven from organic growth from our European and Asian operations. Net sales from these operations increased 40.0% for the three months ended February 2, 2008. Sales were also impacted by price increases of $5.4 million on previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment but, at the request of the customer, have agreed to produce. We estimate to complete the exit of these products during the second quarter of fiscal year 2009. Excluding the price increases, North American automotive segment sales decreased slightly in the third quarter of fiscal 2008. Translation of foreign operations net sales in the three months ended February 2, 2008 increased reported net sales by $2.6 million, or 2.9%, due to currency rate fluctuations.
     Cost of Products Sold. Automotive segment cost of products sold increased $7.5 million to $69.9 million for the three months ended February 2, 2008 from $62.4 for the three months ended January 27, 2007. The increase relates to higher sales volumes. Automotive segment costs of products sold as a percentage of sales decreased to 78.9% for the three months ended February 2, 2008 from 86.4% for the three months ended January 27, 2007. Automotive segment cost of goods sold as a percentage of sales was favorably impacted by price increases. The integration of our Scotland operation to our Malta operation has increased efficiency in our European manufacturing processes. In addition, we have previously made our North American operations more efficient and cost effective in anticipation of the forecasted lower automotive sales in the U.S. market.
     Gross Margins. Automotive segment gross margins increased $8.9 million, or 90.8%, to $18.7 million for the three months ended February 2, 2008 as compared to $9.8 million for the three months ended January 27, 2007. The increase in gross profit as a percentage of sales is primarily due to the pricing increases and integration of the Scotland operation. Gross margins as a percentage of net sales increased to 21.1% for the three months ended February 2, 2008 from 13.6% for the three months ended January 27, 2007.

Automotive Segment Results — Continued
     Restructuring and Impairment Costs. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. As a result we recorded a restructuring charge of $0.4 million for the three months ended February 2, 2008. We recorded $1.9 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
     Income Before Income Taxes. Automotive segment income before income taxes increased $11.2 million, or 522.8%, to $13.3 million for the three months ended February 2, 2008 compared to $2.1 million for the three months ended January 27, 2007 due to the price increases, strong sales in Europe and Asia and integration of our Scotland operation to our Malta operation. In addition, restructuring costs decreased by $1.5 million in the three months ended February 2, 2008.
Interconnect Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$35.6	$19.8	$15.8	79.8%
Cost of products sold	27.8	13.4	14.4	107.5%

Gross margin	7.8	6.4	1.4	21.9%

Income before income taxes and restructuring	$1.0	$2.5	$(1.5)	-60.0%

Restructuring	(0.1)	—	(0.1)	0.0%

Income before income taxes	$0.9	$2.5	$(1.6)	-62.8%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	78.1%	67.7%
Gross margin	21.9%	32.3%
Income before income taxes and restructuring	2.8%	12.6%
Restructuring	-0.2%	0.0%
Income before income taxes	2.6%	12.6%
     Net Sales. Interconnect segment net sales increased $15.8 million, or 79.8%, to $35.6 million for the three months ended February 2, 2008 from $19.8 million for the three months ended January 27, 2007. A majority of the sales increase is due to the TST acquisition. Sales from our Asian connector business increased 95.4% for the three months ended February 2, 2008. Excluding TST, the Interconnect segment sales increased 14.2% for the three months ended February 2, 2008 due to the strong sales from our Asian connector business. In addition, sales increased from our European optical business, offset by lower sales in our domestic data installation business. Translation of foreign operations net sales in the three months ended February 2, 2008 increased reported net sales by $0.5 million, or 1.4%, due to currency rate fluctuations.
     Cost of Products Sold. Interconnect segment cost of products sold increased $14.4 million to $27.8 million for the three months ended February 2, 2008 compared to $13.4 million for the three months ended January 27, 2007. The majority of the increase is due to cost of products sold from our TST acquisition. Interconnect segment cost of products sold as a percentage of net sales increased to 78.1% for the three months ended February 2, 2008 compared to 67.7% for the three months ended January 27, 2007. The increase is primarily due to the TST business,

Interconnect Segment Results — Continued
which has higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment. We experienced lower sales in our domestic data center installation business and higher costs related to PC card adapters during the third quarter of fiscal 2008. In addition, we experienced increased costs due to overall lower sales volumes in our North American operations (excluding TST).
     Gross Margins. Interconnect segment gross margins increased $1.4 million, or 21.9%, to $7.8 million for the three months ended February 2, 2008 as compared to $6.4 million for the three months ended January 27, 2007. The majority of the increase is due to the TST acquisition. In addition, gross margins increased in our Asian connector business and European optical business, partially offset with gross margin declines in our PC card adapter and data installation business. Gross margins as a percentage of net sales decreased to 21.9% for the three months ended February 2, 2008 from 32.3% for the three months ended January 27, 2007.
     Restructuring and Impairment Costs. On January 24, 2008, we announced our decision to discontinue producing certain legacy electronic connector products. As a result we recorded a restructuring charge of $0.1 million for the three months ended February 2, 2008.
     Income Before Income Taxes. Interconnect income before income taxes decreased $1.6 million, or 62.8%, to $0.9 million for the three months ended February 2, 2008 compared to $2.5 million for the three months ended January 27, 2007 due to the gross margin declines in our PC card adapter and data installation businesses, partially offset with increases from the TST business.
Power Distribution Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$12.5	$11.4	$1.1	9.6%
Cost of products sold	8.9	7.9	1.0	12.7%

Gross margin	3.6	3.5	0.1	2.9%

Income before income taxes	$2.6	$2.6	$—	0.0%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	71.2%	69.3%
Gross margin	28.8%	30.7%
Income before income taxes	20.8%	22.8%
     Net Sales. Power Distribution segment net sales increased $1.1 million to $12.5 million for the three months ended February 2, 2008 from $11.4 million for the three months ended January 27, 2007. Net sales increased due to the VEP acquisition and were more than offset by lower sales from our bus bar business. Excluding VEP, the Power Distribution segment sales decreased 5.8% in the three months ended February 2, 2008. The majority of the decrease relates to certain projects for a customer which reached end of life at the end of fiscal year 2007. In addition, we are no longer the sole supplier for another customer starting in fiscal year 2008.
     Cost of Products Sold. Power Distribution segment cost of products sold increased $1.0 million, or 12.7%, to $8.9 million for the three months ended February 2, 2008 compared to $7.9 million for the three months ended January 27, 2007. The Power Distribution segment cost of products sold as a percentage of sales increased to 71.2% for the three months ended February 2, 2008 from 69.3% for the three months ended January 27, 2007. The increase

Power Distribution Segment Results — Continued
is primarily due to higher material costs and price erosion at our North American operation, partially offset by margin improvement at our Shanghai, China operation.
     Gross Margins. Power Distribution segment gross margins increased $0.1 million, or 2.9%, to $3.6 million for the three months ended February 2, 2008 as compared to $3.5 million for the three months ended January 27, 2007. Gross margins as a percentage of net sales decreased to 28.8% for the three months ended February 2, 2008 from 30.7% for the three months ended January 27, 2007. The increase is primarily due to the VEP business, offset by higher material costs from our bus bar business.
     Income Before Income Taxes. Power Distribution segment income before income taxes was $2.6 million for both the three months ended February 2, 2008 and January 27, 2007 due to certain projects ending at the end of fiscal year 2007, no longer being the sole supplier for another customer and higher material and price erosion at our North American operation.
Other Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$1.8	$2.0	$(0.2)	-10.0%
Cost of products sold	1.8	1.6	0.2	12.5%

Gross margin	—	0.4	(0.4)	-100.0%

Loss before income taxes	$(0.6)	$—	$(0.6)	0.0%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	100.0%	80.0%
Gross margin	0.0%	20.0%
Loss before income taxes	-33.3%	0.0%
     Net Sales. The Other segment net sales decreased $0.2 million to $1.8 million for the three months ended February 2, 2008 as compared to $2.0 million for the three months ended January 27, 2007.
     Cost of Products Sold. Other segment cost of products sold increased $0.2 million to $1.8 million for the three months ended February 2, 2008 compared to $1.6 million for the three months ended January 27, 2007. The majority of the increase is due to increased initiatives in our torque-sensing business.
     Gross Margins. The Other segment gross margins decreased $0.4 million to no gross profit for the three months ended February 2, 2008 as compared to $0.4 million for the three months ended January 27, 2007. The majority of the decrease is due to increased initiatives in our torque-sensing business.
     Loss Before Income Taxes. The Other segment loss before income taxes was $0.6 million for the three months ended February 2, 2008 compared to break-even for the three months ended January 27, 2007.

Results of Operations for the Nine Months Ended February 2, 2008 (40 weeks) as Compared to the Nine Months Ended January 27, 2007 (39 weeks)
Consolidated Results
Below is a table summarizing results for the nine months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$396.7	$317.5	$79.2	24.9%
Other income	1.0	1.0	—	0.0%

	397.7	318.5	79.2	24.9%

Cost of products sold	313.3	258.5	54.8	21.2%

Gross margin (including other income)	84.4	60.0	24.4	40.7%

Selling and administrative expenses	49.8	39.9	9.9	24.8%
Restructuring and impairment costs	0.4	1.9	(1.5)	-78.9%
Interest income, net	1.7	2.8	(1.1)	-39.3%
Other, net	(2.1)	—	(2.1)	0.0%
Income taxes	7.0	7.1	(0.1)	-1.4%
Cumulative effect of accounting change	—	0.1	(0.1)	-100.0%

Net income	$26.8	$14.0	$12.8	91.4%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.3%	0.3%
Cost of products sold	79.0%	81.4%
Gross margin (including other income)	21.3%	18.9%
Selling and administrative expenses	12.6%	12.6%
Restructuring and impairment costs	0.1%	0.6%
Interest income, net	0.4%	0.9%
Other, net	-0.5%	0.0%
Income taxes	1.8%	2.2%
Cumulative effect of accounting change	0.0%	0.0%
Net income	6.8%	4.4%
     Net Sales. Consolidated net sales increased $79.2 million, or 24.9%, to $396.7 million for the nine months ended February 2, 2008 from $317.5 million for nine months ended January 27, 2007. Of the $79.2 million increase, $39.2 million relates to our TST and VEP acquisitions. The increase was also driven by strong organic growth from our European and Asian operations. Sales from those operations increased 43.9% during the nine months ended February 2, 2008. Automotive segment sales were impacted by price increases of $10.3 million on previously marginally profitable and unprofitable products. Excluding TST, the Interconnect segment sales increased 8.6% for the nine months ended February 2, 2008 due to strong sales from our Asian connector and European optical businesses. Excluding VEP, the Power Distribution segment sales decreased 8.9% for the nine months ended February 2, 2008. Translation of foreign operations net sales in the nine months ended February 2, 2008 increased reported net sales by $6.5 million, or 1.6%, due to currency rate fluctuations.
     Other Income. Other Income was $1.0 million for both periods. Other income consisted primarily of earnings from our automotive joint venture, engineering design fees and royalties.

Consolidated Results — Continued
     Cost of Products Sold. Consolidated cost of products sold increased $54.8 million, or 21.2%, to $313.3 million for the nine months ended February 2, 2008 from $258.5 million for the nine months ended January 27, 2007. The increase is due to the higher sales volumes. Consolidated cost of products sold as a percentage of sales was 79.0% for the nine months ended February 2, 2008 and 81.4% for the nine months ended January 27, 2007. Automotive segment cost of goods sold as a percentage of sales was favorably impacted by price increases and the transfer of certain operations from Scotland to Malta during the third quarter of fiscal 2007.
     Gross Margins (including other income). Consolidated gross margins (including other income) increased $24.4 million, or 40.7%, to $84.4 million for the nine months ended February 2, 2008 as compared to $60.0 million for the nine months ended January 27, 2007. Gross margins as a percentage of net sales increased to 21.3% for the nine months ended February 2, 2008 from 18.9% for the nine months ended January 27, 2007. The increase in gross margin as a percentage of sales is primarily due to the auto segment pricing increases and integration of the Scotland operation.
     Selling and Administrative Expenses. Selling and administrative expenses increased $9.9 million, or 24.8%, to $49.8 million for the nine months ended February 2, 2008 compared to $39.9 million for the nine months ended January 27, 2007. Of the $9.9 million increase, $3.8 million relates to the TST and VEP businesses. The majority of the additional increase relates to additional global support staff and increased long-term incentive compensation due to improved performance and a higher share price and higher professional fees. Selling and administrative expenses as a percentage of net sales was 12.6% for both periods.
     Restructuring and Impairment Costs. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy electronic connector products. As a result, we recorded a restructuring charge of $0.4 million for the nine months ended February 2, 2008. We recorded $1.9 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
     Interest Income, Net. Net interest income decreased 39.3% in the nine months ended February 2, 2008 to $1.7 million as compared to $2.8 million in the nine months ended January 27, 2007. The average cash balance was $78.8 million during the nine months ended February 2, 2008 as compared to $95.0 million during the nine months ended January 27, 2007. The average interest rate earned in the nine months ended February 2, 2008 was 4.74% as compared to 6.21% in the nine months ended January 27, 2007. The average interest rate earned includes both taxable interest and tax-free municipal interest. The cash balance decreased primarily due to the acquisition of the TST and VEP businesses on February 28, 2007 and August 31, 2007, respectively. Interest expense was $0.2 million for both periods.
     Other, Net. Other, net was an expense of $2.1 million for the nine months ended February 2, 2008 versus no other, net for the nine months ended January 27, 2007. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign operations. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities. During the third quarter ended February 2, 2008, we recorded a charge of $0.3 million relating to a reduction of the net asset value (NAV) on a portion of our short-term investments which is an enhanced cash fund sold as an alternative to traditional money market funds. We have historically invested a portion of our cash in the fund. During the third quarter, the fund was overwhelmed with withdrawal requests and a restriction was placed on the redemption ability of the fund. Therefore, during the third quarter, we recorded a realized loss of $0.1 million on partial redemptions and an unrealized loss of $0.2 million for the reduction in the NAV’s principal balance.

Consolidated Results — Continued
     Income Taxes. The effective income tax rate was 20.7% for the nine months ended February 2, 2008 compared with 33.9% in the nine months ended January 27, 2007. During the nine months ended February 2, 2008, we recognized $0.3 million relating to the expiration of certain statute of limitations for tax positions that were not challenged by the taxing authorities. In addition, we recognized $0.5 million relating to tax return reconciliations compared to income tax provisions during the nine months ended February 2, 2008. The effective tax rates for both fiscal 2008 and 2007 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and the higher earnings at those operations. The effective tax rate was higher in fiscal 2007 primarily due to the establishment of a valuation allowance for potentially non-deductible stock-based compensation.
     Net Income. Net income increased $12.8 million, or 91.4%, to $26.8 million for the nine months ended February 2, 2008 as compared to $14.0 million for the nine months ended January 27, 2007 due to the auto segment price increases, strong sales and increased efficiencies from our European and Asian operations, offset slightly by higher selling and administrative expenses. In addition, our effective tax rate was 20.7% during the nine months ended February 2, 2008 due to higher foreign earnings which are taxed at lower rates. Net income as a percentage of sales increased to 6.8% for the nine months ended February 2, 2008 as compared to 4.4% for the nine months ended January 27, 2007.
Automotive Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$261.3	$222.4	$38.9	17.5%
Cost of products sold	208.1	190.3	17.8	9.4%

Gross margin	53.2	32.1	21.1	65.7%
Income before income taxes, restructuring and cumulative effect of accounting change	$38.7	$16.3	$22.4	137.4%

Restructuring	(0.4)	(1.9)	1.5	79.6%

Income before income taxes and cumulative effect of accounting change	$38.3	$14.4	$23.9	165.4%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	79.6%	85.6%
Gross margin	20.4%	14.4%
Income before income taxes, restructuring and cumulative effect of accounting change	14.8%	7.3%
Restructuring	-0.1%	-0.8%
Income before income taxes and cumulative effect of accounting change	14.7%	6.5%
     Net Sales. Automotive segment net sales increased $38.9 million, or 17.5%, to $261.3 million for the nine months ended February 2, 2008 from $222.4 million for the nine months ended January 27, 2007. The automotive

Automotive Segment Results — Continued
segment net sales increase was primarily driven from organic growth from our European and Asian operations. Net sales from these operations have increased 42.1% for the nine months ended February 2, 2008. Sales were also impacted by price increases of $10.3 million on previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment but, at the request of the customer, have agreed to produce. We estimate to complete the exit of these products during the second quarter of fiscal year 2009. Excluding these price increases, North American automotive segment sales decreased 2.6% for the nine months ended February 2, 2008. Translation of foreign operations net sales in the nine months ended February 2, 2008 increased reported net sales by $5.7 million, or 2.2%, due to currency rate fluctuations.
     Cost of Products Sold. Automotive segment cost of products sold increased $17.8 million to $208.1 million for the nine months ended February 2, 2008 from $190.3 for the nine months ended January 27, 2007. The increase relates to higher sales volumes. Automotive segment costs of products sold as a percentage of sales decreased to 79.6% for the nine months ended February 2, 2008 from 85.6% for the nine months ended January 27, 2007. Automotive segment cost of goods sold as a percentage to sales was favorably impacted by price increases. The integration of our Scotland operation to our Malta operation has increased efficiency in our European manufacturing processes. In addition, we have previously made our North American operations more efficient and cost effective in anticipation of the forecasted lower automotive sales in the U.S. market.
     Gross Margins. Automotive segment gross margins increased $21.1 million, or 65.7%, to $53.2 million for the nine months ended February 2, 2008 as compared to $32.1 million for the nine months ended January 27, 2007. The increase in gross margin as a percentage of sales is primarily due to the pricing increases and integration of the Scotland operation. Gross margins as a percentage of net sales increased to 20.4% for the nine months ended February 2, 2008 from 14.4% for the nine months ended January 27, 2007.
     Restructuring and Impairment Costs. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. As a result, we recorded a restructuring charge of $0.4 million for the nine months ended February 2, 2008. We recorded $1.9 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
     Income Before Income Taxes and cumulative effect of accounting change. Automotive segment income before income taxes and cumulative effect of accounting change increased $23.9 million, or 165.4%, to $38.3 million for the nine months ended February 2, 2008 compared to $14.4 million for the nine months ended January 27, 2007 due to the price increases, strong sales in Europe and Asia and integration of our Scotland operation to our Malta operation. In addition, restructuring costs decreased by $1.5 million in the nine months ended February 2, 2008.

Interconnect Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$97.2	$56.0	$41.2	73.6%
Cost of products sold	75.1	39.0	36.1	92.6%

Gross margin	22.1	17.0	5.1	30.0%
Income before income taxes, restructuring and cumulative effect of accounting change	$4.5	$6.5	$(2.0)	-30.8%

Restructuring	(0.1)	—	(0.1)	0.0%

Income before income taxes and cumulative effect of accounting change	$4.4	$6.5	$(2.1)	-31.9%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	77.3%	69.6%
Gross margin	22.7%	30.4%
Income before income taxes, restructuring and cumulative effect of accounting change	4.6%	11.6%
Restructuring	-0.1%	0.0%
Income before income taxes and cumulative effect of accounting change	4.6%	11.6%
     Net Sales. Interconnect segment net sales increased $41.2 million, or 73.6%, to $97.2 million for the nine months ended February 2, 2008 from $56.0 million for the nine months ended January 27, 2007. A majority of the sales increase is due to the TST acquisition. Sales from our Asian connector business increased 86.9% for the nine months ended February 2, 2008. Excluding TST, the Interconnect segment sales increased 8.6% for the nine months ended February 2, 2008 due to strong sales from our Asian connector business. In addition, sales increased from our European optical business, offset by lower sales in our domestic data installation business. Translation of foreign operations net sales in the nine months ended February 2, 2008 increased reported net sales by $0.8 million, or 0.8%, due to currency rate fluctuations.
     Cost of Products Sold. Interconnect segment cost of products sold increased $36.1 million to $75.1 million for the nine months ended February 2, 2008 compared to $39.0 million for the nine months ended January 27, 2007. The majority of the increase is due to cost of products sold from our TST acquisition. Interconnect segment cost of products sold as a percentage of net sales increased to 77.3% for the nine months ended February 2, 2008 compared to 69.6% for the nine months ended January 27, 2007. The increase is primarily due to the TST business, which has higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment. We experienced lower sales in our data center installation business and higher costs related to PC card adapters during the first three quarters of fiscal 2008. In addition, we experienced increased costs due to overall lower sales volumes in our North American operations (excluding TST).
     Gross Margins. Interconnect segment gross margins increased $5.1 million, or 30.0%, to $22.1 million for the nine months ended February 2, 2008 as compared to $17.0 million for the nine months ended January 27, 2007. The majority of the increase is due to the TST acquisition. In addition, gross margins increased in our Asian

Interconnect Segment Results — Continued
connector business and European optical business, partially offset with gross margin declines in our PC card adapter and data installation business. Gross margins as a percentage of net sales decreased to 22.7% for the nine months ended February 2, 2008 from 30.4% for the nine months ended January 27, 2007.
     Restructuring and Impairment Costs. On January 24, 2008, we announced our decision to discontinue producing certain legacy electronic connector products. As a result, we recorded a restructuring charge of $0.1 million during the nine months ended February 2, 2008.
     Income Before Income Taxes and Cumulative Effect of Accounting Change. Interconnect income before income taxes and cumulative effect of accounting change decreased $2.1 million, or 31.9%, to $4.4 million for the nine months ended February 2, 2008 compared to $6.5 million for the nine months ended January 27, 2007 due to the gross margin declines in our PC card adapter and data installation businesses, partially offset with increases from the TST business.
Power Distribution Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$33.2	$33.4	$(0.2)	-0.6%
Cost of products sold	23.9	24.0	(0.1)	-0.4%

Gross margin	9.3	9.4	(0.1)	-1.1%
Income before income taxes and cumulative effect of accounting change	$6.5	$6.9	$(0.4)	-5.8%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	72.0%	71.9%
Gross margin	28.0%	28.1%
Income before income taxes and cumulative effect of accounting change	19.6%	20.7%
     Net Sales. Power Distribution segment net sales decreased $0.2 million to $33.2 million for the nine months ended February 2, 2008 from $33.4 million for the nine months ended January 27, 2007. Net sales increased due to the VEP acquisition and were more than offset by lower sales from our bus bar business. Excluding VEP, the Power Distribution segment sales decreased 8.9% for the nine months ended February 2, 2008. The majority of the decrease relates to certain projects for a customer which reached end of life at the end of fiscal 2007. In addition, we are no longer the sole supplier for another customer starting in fiscal year 2008.
     Cost of Products Sold. Power Distribution segment cost of products sold decreased $0.1 million to $23.9 million for the nine months ended February 2, 2008 compared to $24.0 million for the nine months ended January 27, 2007. The Power Distribution segment cost of products sold as a percentage of sales increased slightly to 72.0% for the nine months ended February 2, 2008 from 71.9% for the nine months ended January 27, 2007. The increase is primarily due to higher material costs and price erosion at our North American operation, partially offset by margin improvement at our Shanghai, China operation.
     Gross Margins. Power Distribution segment gross margins decreased $0.1 million, or 1.1%, to $9.3 million for the nine months ended February 2, 2008 as compared to $9.4 million for the nine months ended January 27, 2007. Gross margins were higher due to the VEP business, offset by higher material costs from our bus bar business.

Power Distribution Segment Results — Continued
Gross margins as a percentage of net sales decreased slightly to 28.0% for the nine months ended February 2, 2008 from 28.1% for the nine months ended January 27, 2007.
     Income Before Income Taxes and Cumulative Effect of Accounting Change. Power Distribution segment income before income taxes and cumulative effect of accounting change decreased $0.4 million to $6.5 million for the nine months ended February 2, 2008 from $6.9 million for the nine months ended January 27, 2007 due to certain projects ending at the end of fiscal 2007, no longer being the sole supplier for another customer and higher material and price erosion at our North American operation.
Other Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	February 2,	January 27,
	2008	2007	Net Change	Net Change
Net sales	$5.0	$5.7	$(0.7)	-12.3%
Cost of products sold	5.0	4.4	0.6	13.6%

Gross margin	—	1.3	(1.3)	-100.0%
Loss before income taxes and cumulative effect of accounting change	$(1.3)	$(0.2)	$(1.1)	550.0%

	February 2,	January 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	100.0%	77.2%
Gross margin	0.0%	22.8%
Loss before income taxes and cumulative effect of accounting change	-26.0%	-3.5%
     Net Sales. The Other segment net sales decreased $0.7 million to $5.0 million for the nine months ended February 2, 2008 as compared to $5.7 million for the nine months ended January 27, 2007.
     Cost of Products Sold. Other segment cost of products sold increased $0.6 million to $5.0 million for the nine months ended February 2, 2008 compared to $4.4 million for the nine months ended January 27, 2007. The majority of the increase is due to increased initiatives in our torque-sensing business.
     Gross Margins. The Other segment gross margins decreased $1.3 million to no gross margin for the nine months ended February 2, 2008 as compared to $1.3 million for the nine months ended January 27, 2007. The majority of the decrease is due to increased initiatives in our torque-sensing business.
     Loss Before Income Taxes. The Other segment loss before income taxes was $1.3 million for the nine months ended February 2, 2008 compared to $0.2 million for the nine months ended January 27, 2007.
Liquidity and Capital Resources
     We have historically financed our cash requirements through cash flows from operations. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations. We have an agreement with our primary bank for a committed $75.0 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit

Liquidity and Capital Resources — Continued
agreement requires maintenance of certain financial ratios and a minimum net worth level. At February 2, 2008, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     At February 2, 2008, approximately $14.0 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.986 per unit as of February 2, 2008 and we recorded an unrealized loss on the fund of $0.2 million in the quarter ended on February 2, 2008. Subsequent to our February 2, 2008 third quarter-end and through March 13, 2008, the date of our third quarter FY 2008 10-Q filing, we have received additional cash redemptions of $1.7 million at approximately $0.984 per unit, leaving the new principal balance at $12.3 million.
     Based on the latest information available to management, we expect that our investment in this portfolio will be liquidated during the second quarter of fiscal 2009. The latest information from fund management states that its goal is to have 90% of the portfolio liquidated by August 2008. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods.
     Net cash provided by operations increased $13.0 million, or 29.2%, to $57.6 million for the first nine months of fiscal 2008 compared to $44.6 million in the first nine months of fiscal 2007. Our net income increased $12.8 million, or 91.4%, to $26.8 million in the first nine months of fiscal 2008 compared to $14.0 million for the first nine months of fiscal 2007. The primary factor in the Company’s ability to generate cash from operations is our net income.  During the first quarter of fiscal 2008, we received a significant non-refundable prepayment by a customer for products to be delivered during the remainder of the fiscal year. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements.
     Net cash used in investing activities during the first nine months of fiscal 2008 was $24.2 million compared to $10.3 million for the first nine months of fiscal 2007. Purchases of plant and equipment were $16.7 million and $6.4 million for the first nine months of fiscal 2008 and 2007, respectively. A significant amount of the $16.7 million of purchases of plant and equipment relate to investments to expand our Malta and Shanghai, China manufacturing operations. In the first nine months of fiscal 2008, we purchased VEP for $5.8 million in cash. Also in the first nine months of fiscal 2008, we made additional payments of $1.0 million relating to purchase price adjustments relating to the TST acquisition and a contingent payment of $0.3 million related to the acquisition of Cableco Technologies. Additionally, a dividend payment of $1.0 million was paid in the first nine months of fiscal 2008 relating to our automotive joint venture. In the first nine months of fiscal 2007, cash used in investing activities included the final contingent payment related to the acquisition of AST of $2.7 million.
     Net cash used in financing activities during the first nine months in fiscal 2008 was $4.1 million compared with $8.4 million in the first nine months of fiscal 2007. Proceeds from the exercise of stock options increased $1.0 million to $1.3 million for the first nine months of fiscal 2008 as compared to $0.3 million in the first nine months of fiscal 2007. The first nine months of fiscal 2007 included the purchase of 205,597 shares of our common stock pursuant to a three million-share stock repurchase plan authorized by our board of directors in September 2006.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $0.9 million and $0.6 million at February 2, 2008 and April 28, 2007, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $14.0 million at February 2, 2008 and $10.9 million at April 28, 2007.
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
     There have been no changes in our internal control over financial reporting during the quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
     c) Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs

October 28, 2007 through December 1, 2007	247	$12.32	—	—

December 2, 2007 through January 5, 2008	—	—	—	—

January 6, 2008 through February 2, 2008	—	—	—	—

	247	$12.32	—	—

(1)	The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)
Dated: March 13, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350