Form 10-K
period 2008-05-03
METHODE ELECTRONICS INC
filed 2008-07-17
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 3, 2008
Commission File Number 0-2816
METHODE ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2090085 (IRS Employer Identification No.)

7401 West Wilson Avenue Chicago, Illinois (Address of Principal Executive Offices)	60706-4548 (Zip Code)
Registrant’s telephone number (including area code): (708) 867-6777
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on November 5, 2007, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange was $416.0 million.
          Registrant had 38,077,251 shares of common stock, $0.50 par value, outstanding as of July 15, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the proxy statement for the annual shareholders meeting to be held September 18, 2008 are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.
FORM 10-K
May 3, 2008

PART I
Item 1. Business
          Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we,” “us,” “our,” the “Company” or “Methode” mean Methode Electronics, Inc. and its subsidiaries.
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
          Segments. Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other. In fiscal 2008, we changed the name of our power segment from “Power Distribution” to “Power Products” to more clearly reflect the activities of the segment.
          On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic Interconnect products. The automotive restructuring process is expected to be completed by the end of the third quarter of fiscal 2009. The connector product exit should conclude during the first quarter of fiscal 2009. We recorded a pre-tax charge during the fiscal 2008 of $5.2 million and in fiscal 2009, we estimate an additional expense will be recorded of between $14.0 million and $20.0 million, of which $5.0 million to $8.0 million relates to cost of one-time employee benefits, including termination, retention, COBRA and outplacement for employees. See Note 2 to the consolidated financial statements for more information.
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
          The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets. Solutions include solid-state field effect interface panels, PC and express card packaging, optical and copper transceivers, terminators, connectors, custom cable assemblies, and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components. Our design and manufacturing capabilities allow us to make modifications to standard products or develop complete custom solutions to satisfy a particular customer’s needs, including sub-assemblies and sub-system components that incorporate our interconnect solutions along with our power product systems, described below.
          The Power Products segment manufactures current-carrying laminated and powder-coated bus devices, custom power-product assemblies, braided flexible cables, customized heat sinks and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor solutions, aerospace and military.
          In our Other segment, we design and manufacture products for magnetic sensing of dynamic and static torque without contacting the measurement surface. We also have independent laboratories that provide services for qualification testing, failure analysis and certification of electronic and optical components.
          Financial results by segment are summarized in Note 12 to the Consolidated Financial Statements.
          We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Due to the timing of our fiscal calendar, the fiscal year ended May 3, 2008 represents 53 weeks of results and the fiscal years ended April 28, 2007 and April 29, 2006 represent 52 weeks of results.

          Sales. The following tabulation reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	May 3,	April 28,	April 29,
	2008	2007	2006
Automotive	65.7%	70.4%	74.9%
Interconnect	24.7%	18.3%	16.2%
Power Products	8.3%	9.6%	7.3%
Other	1.3%	1.7%	1.6%
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
          Sources and Availability of Raw Materials. Principal raw materials that we purchase include ferrous and copper alloy sheet, coil and bar stock, plastic molding materials, silicon, urethane, semiconductor components, die castings and precious metals and glass. All of these items are available from several suppliers and we generally rely on more than one supplier for each item. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We did experience price increases in fiscal 2008 and 2007 for copper, precious metals and petroleum-based raw materials.
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
          Seasonality. A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers. The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns. It is expected that in fiscal year 2009, we will significantly reduce shipments to Chrysler, L.L.C. (“Chrysler”) due to our decision to exit unprofitable or marginally profitable legacy business. This loss of business is expected to affect our U.S. automotive results in future periods. Our business is moderately seasonal as our North American automotive customers historically halt operations for approximately two weeks in July for model changeovers and one to two weeks during the December holiday period. Accordingly, our first and third fiscal quarter results may reflect this seasonality.
          Material Customers. During the fiscal year ended May 3, 2008, shipments to Ford Motor Company (“Ford”), Chrysler (either directly or through their tiered suppliers), and Delphi Corporation (“Delphi”), each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 48.4% of consolidated net sales. Such shipments included a wide variety of our automotive component products.
          Backlog. Our backlog of orders was approximately $120.6 million at May 3, 2008, and $103.6 million at April 28, 2007. It is expected that most of the total backlog at May 3, 2008 will be shipped within the current fiscal year.

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
          Research and Development. We maintain a research and development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing products. Senior management of our Company participates directly in the program. Expenditures for such activities amounted to $25.6 million, $21.3 million and $21.1 million for fiscal years 2008, 2007 and 2006, respectively.
          Environmental Quality. Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position. Currently, we do not have any environmental related lawsuits or material administrative proceedings pending against us. Further information as to environmental matters affecting us is presented in Note 8 to the Consolidated Financial Statements.
          Employees. At May 3, 2008 and April 28, 2007, we had 3,580 and 3,425 employees, respectively. We also from time to time employ part-time employees and hire independent contractors. As of May 3, 2008 and April 28, 2007, our production employees from our Malta and Mexico facilities, which account for about 40% of the total number of employees, are represented by a collective bargaining agreement. We have never experienced a work stoppage and we believe that our employee relations are good.
          Segment Information and Foreign Sales. Information about our operations by segment and in different geographic regions is summarized in Note 12 to the Consolidated Financial Statements.
          Available Information. We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information.
          Financial and other information can also be accessed on the investor section of our website at www.methode.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Also posted on our website are the Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 7401 West Wilson Avenue, Chicago, Illinois 60706, Attention: Investor Relations Department. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.
          As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.
          As of October 17, 2007, our common stock is traded on the New York Stock Exchange under the symbol MEI. Prior to October 17, 2007, our common stock was traded on the Nasdaq Global Select Market System under the symbol METH.

Item 1A. Risk Factors
          Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations. Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include the following risk factors. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.
          During the year ended May 3, 2008, shipments to Ford, Chrysler, (either directly or through their tiered suppliers) and Delphi, each were 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 48.3% of consolidated net sales. It is expected that in fiscal 2009, we will significantly reduce sales to Chrysler due to our decision to exit unprofitable or marginally profitable legacy business. The exit of this business, which represented 13.8% of consolidated net sales in fiscal 2008, is expected to affect our U.S. automotive segment results in future periods. The loss of all or a substantial portion of the sales to any of the other two customers could have a material adverse effect on our sales, margins, profitability and, as a result, our share price. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.
          In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy. Due to the financial stresses within the worldwide automotive industry, certain automakers and tiered customers have already declared bankruptcy or may be considering bankruptcy. On October 8, 2005, a major customer, Delphi, filed Chapter 11 petitions for bankruptcy. We had approximately $7.6 million of accounts receivable from Delphi and an intangible asset on our balance sheet of approximately $4.6 million relating to our Delphi supply agreement as of the bankruptcy filing date. In May 2006, we sold $4.6 million of our claims against Delphi for their adjusted value. As of May 3, 2008 the intangible asset had a net book value of approximately $2.2 million. We continue to supply product to Delphi post-petition pursuant to the supply agreement and do not consider the value of the supply agreement to be impaired. We recorded a bad debt provision of $2.3 million in fiscal 2006 for Delphi receivables impaired by the bankruptcy filing. If more of our larger customers declare bankruptcy, it could adversely impact the collectability of our accounts receivable, bad debt expense and net income.
Because we derive approximately 66% of our revenues from customers in the automotive segment, rising oil prices could adversely affect future results.
          A significant portion of our revenue is derived from parts and components that are provided in our customers’ less fuel-efficient vehicles. Increasing oil and gasoline prices have, and, are expected to continue to negatively affect the sales of those vehicles in the future, which could negatively impact our future automotive revenue.
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
          Approximately 66% of our net sales are to customers within the automotive industry. Supplying products to the automotive industry involves increasing financial and production stresses due to continuing pricing pressures by automobile manufacturers; market share gains of North American subsidiaries of foreign-based automobile manufacturers; overcapacity; supplier bankruptcies; more automotive supplier-funded design, engineering and tooling costs previously funded directly by automobile manufacturers; continued customer migration to lower-cost Eastern European and Asian suppliers; and commodity material cost increases. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by an unrelated supplier due to bankruptcy, work stoppages, strikes, etc. could disrupt our shipments to one or more automaker customers, which could adversely affect our sales, margins, profitability and, as a result, our share price. Automakers are experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for us to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.
Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.
          Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances and the consumer and industrial equipment markets. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.
We are subject to intense pricing pressures in the automotive industry.
          We supply products to automobile OEMs, either directly or through their tiered suppliers. The OEM supply industry has undergone a significant consolidation as OEMs have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. As a result of the cost focus of these major customers, we have been, and expect to continue to be, required to reduce selling prices. Because of these competitive pressures, we cannot assure you that we will be able to increase or maintain gross margins on product sales to OEMs.
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
          We require substantial amounts of raw materials, including petroleum-based products, glass, copper and precious metals, and all raw materials we require are purchased from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials could materially affect our results of operations and financial condition. We did experience price increases in fiscal 2008 and 2007 for copper, precious metals and petroleum-based raw materials.

We face risks relating to our international operations.
          Because we have significant international operations, our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may adversely affect us, including: fluctuations in exchange rates; political and economic instability in countries in which our products are manufactured; expropriation or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; increases in the duties and taxes we pay; high levels of inflation or deflation; greater difficulty in collecting our accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.
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
          We have numerous United States and foreign patents and license agreements covering certain of our products and manufacturing processes, several of which are considered material to our business. Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued. The loss of any significant patents and trade secrets could adversely affect our sales, margins, profitability and, as a result, share price.
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
          Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.
We may acquire businesses or divest of various business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.
          We intend to explore opportunities to acquire other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer growth opportunities. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.
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
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          We operate the following manufacturing and other facilities, all of which we believe to be in good condition and are adequate to meet our current and reasonably anticipated needs:

		Owned/	Approximate
Location	Use	Leased	Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Carthage, Illinois	Manufacturing	Owned	261,000
Mriehel, Malta	Manufacturing	Leased	209,000
Reynosa, Mexico	Manufacturing	Leased	102,000
Golden, Illinois	Manufacturing	Owned	90,000
Shanghai, China	Manufacturing	Leased	75,500
McAllen, Texas	Warehousing	Leased	38,000
Monterrey, Mexico	Manufacturing	Leased	36,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	6,800
Burnley, England	Engineering Design Center	Leased	5,900

Interconnect Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	75,000
Carol Stream, Illinois	Manufacturing	Leased	50,000
Shanghai, China	Manufacturing	Leased	49,000
Carrolton, Texas	Manufacturing	Leased	45,000
Chicago, Illinois	Manufacturing	Owned	38,400
Jihlava, Czech Republic	Manufacturing	Owned	36,000
Wheaton, Illinois	Manufacturing	Leased	22,500
San Jose, California	Sales and Design	Leased	7,250
Warsaw, Poland	Sales and Distribution	Leased	5,700
Limerick, Ireland	Sales and Distribution	Leased	4,700
Singapore	Sales and Administrative	Leased	3,000
Kiev, Ukraine	Sales and Distribution	Leased	900
Bucharest, Romania	Sales and Distribution	Leased	400
Ljubljana, Slovenia	Sales and Distribution	Leased	400

Power Distribution Segment:
Shaghai, China	Manufacturing	Leased	60,000
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Naperville, Illinois	Manufacturing	Leased	30,000
Reynosa, Mexico	Manufacturing	Leased	27,000
San Jose, California	Prototype and Design Center	Leased	7,250

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3. Legal Proceedings
          As of July 17, 2008, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.
Item 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to security holders during the fourth quarter of fiscal 2008.
Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	53	Chief Executive Officer of the Company since May 1, 2004. President and Director of the Company since February 2001. Prior thereto Mr. Duda was Vice President-Interconnect Group since March 2000. Prior thereto Mr. Duda was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	58	Chief Financial Officer of the Company since May 1, 2004. Vice President, Corporate Finance, of the Company since April 2001. Prior thereto Mr. Koman was Assistant Vice President-Financial Analysis since December 2000. Prior thereto Mr. Koman was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.

Thomas D. Reynolds	45	Senior Vice President, Worldwide Automotive Operations, of the Company since September 14, 2006. Vice President and General Manager, North American Automotive Operations, of the Company since October 2001. Prior thereto Mr. Reynolds was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Timothy R. Glandon	44	Vice President and General Manager, North American Automotive, of the Company since September 14, 2006. Prior thereto Mr. Glandon was General Manager of Automotive Safety Technologies since August 1, 2001.

Paul E. Whybrow	59	Vice President, Interconnect Products, of the Company since December 2004. Prior thereto Mr. Whybrow was with Asian Sourcing LLC as President from March 2001 to December 2004. Prior thereto Mr. Whybrow was with ViaSystems, Inc. as Vice President from June 2000 to March 2001. Prior thereto Mr. Whybrow was with Courtesy Corp. as President from July 1999 to June 2000.

Theodore D. Kill	57	Vice President, Worldwide Automotive Sales, of the Company since August 2006. Prior thereto Mr. Kill was a principal with Kill and Associates from 2003 to 2006. Prior thereto Mr. Kill was a principal with Kill and Bolton Associates from 1995 to 2003.

Ronald L.G. Tsoumas	47	Controller and Treasurer of the Company since September 2007. Prior thereto Mr. Tsoumas was Assistant Controller of the Company since July 1998.
          All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          As of October 17, 2007, our common stock is traded on the New York Stock Exchange under the symbol MEI. Prior to October 17, 2007, our common stock was traded on the Nasdaq Global Select Market System under the symbol METH. The following is a tabulation of high and low sales prices for the periods indicated as reported by New York Stock Exchange and Nasdaq, as applicable.

			Dividends
	Sales Price Per Share		Paid
	High	Low	Per Share
Fiscal Year ended May 3, 2008
First Quarter	$18.90	$14.30	$0.05
Second Quarter	17.04	10.27	0.05
Third Quarter	16.94	10.53	0.05
Fourth Quarter	12.95	9.89	0.05

Fiscal Year ended April 28, 2007
First Quarter	$10.70	$7.25	$0.05
Second Quarter	11.32	7.07	0.05
Third Quarter	11.99	10.44	0.05
Fourth Quarter	16.04	10.50	0.05
          On June 26, 2008, the Board declared a dividend of $0.05 per share of common stock, payable on August 1, 2008, to holders of record on July 18, 2008.
          We expect to continue our policy of paying regular quarterly cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions.
          As of July 15, 2008, the number of record holders of our common stock was 670.
Equity Compensation Plan Information
          The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of May 3, 2008.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan category	and rights	and rights	first column)
Equity compensation plans approved by security holders	689,689	$10.26	1,003,877
Equity compensation plans not approved by security holders	—	—	—

Total	689,689	$10.26	1,003,877

Purchase of Equity Securities by the Company and Affiliated Purchasers

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs (2)

February 3, 2008 through March 1, 2008	297	$11.42	—	2,794,403

March 2, 2008 through April 5, 2008	70,766	$10.10	70,766	2,723,637

April 6, 2008 through May 3, 2008	42,614	$11.18	6,600	—

	113,677	$10.51	77,366	—

(1)	The amount includes the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	On September 14, 2006, the Company adopted a plan to repurchase up to 3 million shares of its common stock. The plan expired on May 3, 2008.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the fiscal years 2008, 2007 and 2006, and the consolidated balance sheet data as of May 3, 2008 and April 28, 2007, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years 2005 and 2004, and the consolidated balance sheet data as of April 29, 2006, April 30, 2005 and May 1, 2004, are derived from audited consolidated financial statements not included in this report. Due to the timing of our fiscal calendar, the fiscal year ended May 3, 2008 represents 53 weeks of results. Fiscal years 2007, 2006, 2005 and 2004 represent 52 weeks of results.

	Fiscal Year Ended
	May 3,		April 28,		April 29,		April 30,		May 1,
	2008 (53 wks)		2007		2006		2005		2004
	(In Thousands, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$551,073		$448,427		$421,615		$392,725		$358,867
Income before income taxes and cumulative affect of accounting change	49,477	(1)	35,775	(2)	32,369	(3)	38,447	(4)	28,506	(5)
Income taxes	9,723	(1)	9,792	(2)	15,320	(3)	12,914	(4)	8,825	(5)
Cumulative affect of accounting change	—		101		—		—		—
Net income	39,754	(1)	26,084	(2)	17,049	(3)	25,533	(4)	19,681	(5)
Per Common Share:
Basic net income	1.07	(1)	0.72	(2)	0.47	(3)	0.71	(4)	0.55	(5)
Diluted net income	1.06	(1)	0.71	(2)	0.47	(3)	0.71	(4)	0.55	(5)
Dividends	0.20		0.20		0.20		0.20		0.24	(5)
Book Value	9.93		8.69		7.82		7.62		7.00
Long-term debt	—		—		—		—		—
Retained earnings	265,838		233,684		215,072		205,488		187,207
Fixed assets (net)	90,280		86,857		90,497		92,640		87,755
Total assets	470,631		411,740		374,583		356,681		314,188
Return on average equity	11.4	%(1)	8.5	%(2)	5.9	%(3)	9.6	%(4)	7.8	%(5)
Pre-tax income as a percentage of sales	9.0	%(1)	8.0	%(2)	7.7	%(3)	9.8	%(4)	7.9	%(5)
Net income as a percentage of sales	7.2	%(1)	5.8	%(2)	4.0	%(3)	6.5	%(4)	5.5	%(5)

(1)	Fiscal 2008 results include a pre-tax charge of $5.2 million relating to a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy electronic connector products.

(2)	Fiscal 2007 results include a pre-tax and an after-tax restructuring charge of $2.0 million related to the closing of our Scotland automotive parts manufacturing plant and transfer of production lines from that facility to our automotive parts manufacturing facility in Malta.

(3)	Fiscal 2006 results include $4.5 million of income tax expense related to the repatriation of $38.1 million of foreign earnings for which income taxes were not previously provided, and an after-tax charge of $1.5 million ($2.3 million pre-tax) related to receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi.

(4)	Fiscal 2005 results include $1.0 million of tax-free income from life insurance proceeds.

(5)	Fiscal 2004 results include a $2.6 million net charge for the purchase and retirement of all of the Company’s Class B common stock and a $1.4 million net charge for plant closings. Fiscal 2004 dividends include a special dividend of $0.04 per share paid in connection with the settlement of litigation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, China and Singapore. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other. For more information regarding the business and products of these segments, see “Item 1. Business.”
          Our components are found in the primary end markets of the automotive, information processing and networking equipment, voice and data communication systems, consumer electronics, appliance, aerospace vehicles and industrial equipment industries. Our products employ electronic and optical technologies to control and convey signals through sensors, interconnections and controls. Recent trends in the industries that we serve include:
•	continued customer migration to lower-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	rising raw material costs;

•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers; and

•	rising interest rates.
          On March 1, 2007, we acquired TouchSensor, L.L.C. (TouchSensor) from Gemtron Corporation for $65.0 million. TouchSensor is now a wholly-owned subsidiary of the Company. TouchSensor is the North American market leader in solid-state, field-effect switching. Using its patented technology, TouchSensor designs and manufactures software-free touch-sensitive user interface panels found on home appliances, exercise equipment, electronic bath/shower controls, commercial beverage dispensers, and automobiles.
          On August 31, 2007, we acquired 100% of the assets of Value Engineered Products, Inc. (VEP) for $5.8 million in cash. VEP is a thermal management solutions provider, manufacturing heat sinks and related products for high-powered applications. These components complement our Power Product offerings and, in some instances, are joined with bus bars to aid thermal management of power systems.
          On March 30, 2008, we acquired 100% of the assets of Tribotek, Inc for $1.8 million in cash. Tribotek designs, develops and manufactures high current power connectors and power product systems for products such as power supplies, servers, rectifiers, inverters, robotics and automated test equipment, in addition to various military and telecommunication applications.
          In response to pricing pressures, we continue to employ lean manufacturing processes, invest in and implement techniques to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs, in which we participate in order to reduce our exposure to lower-profit programs, and have transferred several automotive lines, and identified additional lines to be transferred from the U.S. to lower-cost countries.
          During fiscal 2008, we invested $13.0 million on expanding our manufacturing operations in both Malta and Shanghai, China for enhanced capabilities in mold and laser etch products in the automotive segment. We also expanded our bus bar manufacturing facility in Shanghai, China in fiscal 2008 for increased capacity for our bus bar business.
          On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic Interconnect products. The automotive restructuring process is expected to be completed by the end of the third quarter of fiscal 2009. The connector product exit should conclude during the first quarter of fiscal 2009. We recorded a pre-tax charge during the fiscal 2008 of $5.2 million and in fiscal 2009, we estimate an additional expense will be recorded of between $14.0 million and $20.0 million, of which $5.0 million to $8.0 million relates to the cost of one-time employee benefits, including termination, retention, COBRA and outplacement for employees. See Note 2 to the consolidated financial statements for more information.

          In the third quarter of fiscal 2007, we closed our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta. We recorded pre-tax charges of $2.5 million related to the closing and transfer of operations, consisting of involuntary severance of $1.5 million for termination of 140 employees, equipment moving and installation costs of $0.7 million, provision for the permanent impairment of assets of $0.2 million, and professional fees and lease and other obligations of $0.1 million, offset by a cumulative currency translation benefit of $0.5 million. All costs relating to the Scotland restructuring have been paid out as of May 3, 2008.
Business Outlook
          Sales in fiscal 2009 are expected to decrease compared to fiscal 2008. Sales of Automotive segment products are expected to decline, as forecasted sales from North American automotive OEMs are lower and demand for less fuel-efficient trucks and sports utility vehicles continues to decline. We expect to significantly reduce sales to Chrysler due to our decision to exit their unprofitable and marginally profitable legacy business. Sales of sensor pads for passive occupant-detection systems are expected to decline due to the lower North American automotive volumes. We expect growth in the Interconnect segment as increased sales of field-effect and optical products will offset lower sales of legacy interconnect products related to our decision to exit this business. We also expect growth in our Power Products segment as we begin to benefit from the synergies related to the VEP and Tribotek acquisitions. In addition, our Power Products segment plans to expand geographically into Northern Africa. We expect this will enable the Power Products segment to further penetrate the European market. As the Interconnect segment transitions away from lower margin legacy products, new products, such as, TouchSensor’s field-effect user-interface panels, are expected to penetrate industrial, automotive and other transportation markets. These products are also being introduced into the European appliance market. Margins are expected to decrease in fiscal 2009 due to increasing material costs, customer pressure to reduce selling prices and weaker automotive sales. Margins in fiscal 2008 significantly benefited from price increases received from Chrysler on their legacy business. The benefit of those price increases is expected to significantly reduce in fiscal 2009 as Chrysler is expected to complete the transition of their business to other suppliers.
          Actual results and outcomes may differ materially from what is expressed or forecasted. See “Item 1A — Risk Factors” herein.

Results of Operations
Results of Operations for the Fiscal Year Ended May 3, 2008 (53 weeks) as Compared to the Fiscal Year Ended April 28, 2007 (52 weeks)
Consolidated Results
Below is a table summarizing results for the years ended:
(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$551.1	$448.4	$102.7	22.9%
Other income	1.9	1.6	0.3	18.8%

	553.0	450.0	103.0	22.9%

Cost of products sold	428.4	359.9	68.5	19.0%

Gross margins (including other income)	124.6	90.1	34.5	38.3%

Restructuring	5.2	2.0	3.2	160.0%
Selling and administrative expenses	61.5	50.2	11.3	22.5%
Amortization of intangibles	6.0	4.7	1.3	27.7%
Impairment of assets	1.5	0.4	1.1	290.5%
Interest income, net	2.3	3.4	(1.1)	-32.4%
Other, net	(3.2)	(0.4)	(2.8)	700.0%
Income taxes	9.7	9.8	(0.1)	-1.0%
Cumulative effect of accounting change	—	0.1	(0.1)	-100.0%

Net income	$39.8	$26.1	$13.7	52.5%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.3%	0.4%
Cost of products sold	77.7%	80.3%
Gross margins (including other income)	22.6%	20.1%
Restructuring	0.9%	0.4%
Selling and administrative expenses	11.2%	11.2%
Amortization of intangibles	1.1%	1.0%
Impairment of assets	0.3%	0.1%
Interest income, net	0.4%	0.8%
Other, net	-0.6%	-0.1%
Income taxes	1.8%	2.2%
Cumulative effect of accounting change	0.0%	0.0%
Net income	7.2%	5.8%
          Net Sales. Consolidated net sales increased $102.7 million, or 22.9%, to $551.1 million for the fiscal year ended May 3, 2008 from $448.4 million for the fiscal year ended April 28, 2007. Of the increase, $51.3 million relates to our TouchSensor and VEP acquisitions. The increase was also driven by strong organic growth from our European and Asian operations. Sales from those operations increased 36.1% during fiscal 2008 as compared to fiscal 2007. Automotive segment sales were also favorably impacted by price increases of $20.7 million on what was previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment but, at the request of the customer, have agreed to continue to produce at higher prices. Excluding TouchSensor, the Interconnect segment sales increased 9.9% for fiscal 2008 due to strong sales from our Asian connector and European optical businesses. Excluding VEP, the Power Products segment sales decreased 3.6% for fiscal 2008 as compared to fiscal 2007. Translation of foreign operations net sales in fiscal 2008 increased reported net sales by $10.5 million or 1.9% due to the weaker U.S. dollar versus foreign currencies.

Consolidated Results — Continued
          Other Income. Other income increased $0.3 million, or 18.8%, to $1.9 million for the fiscal year ended May 3, 2008 from $1.6 million for the fiscal year ended April 28, 2007. Other income consisted primarily of earnings from our automotive joint venture, grants, engineering design fees and royalties.
          Cost of Products Sold. Consolidated cost of products sold increased $68.5 million, or 19.0%, to $428.4 million for fiscal 2008 from $359.9 million for fiscal 2007. The increase is due to the higher sales volumes. Consolidated cost of products sold, as a percentage of sales was 77.7% for the fiscal year ended May 3, 2008 and 80.3% for the fiscal year ended April 28, 2007. Automotive segment cost of goods sold as a percentage of sales were favorably impacted by price increases and the transfer of certain operations from Scotland to Malta during the third quarter of fiscal 2007. Additionally, in anticipation of the forecasted lower automotive sales in the U.S. market, we had previously made our North American operations more efficient and cost effective.
          Gross Margins (including other income). Consolidated gross margins (including other income) increased $34.5 million, or 38.3%, to $124.6 million for the fiscal year ended May 3, 2008 as compared to $90.1 million for the fiscal year ended April 28, 2007. Gross margins as a percentage of net sales increased to 22.6% for fiscal 2008 from 20.1% for fiscal 2007. The increase in gross margin as a percentage of sales is primarily due to the North American automotive segment price increases and integration of the Scotland operation to Malta.
          Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy electronic Interconnect products. As a result, we recorded a restructuring charge of $5.2 million for the fiscal year ended May 3, 2008. We recorded $2.0 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
          Selling and Administrative Expenses. Selling and administrative expenses increased $11.3 million, or 22.5%, to $61.5 million for the fiscal year ended May 3, 2008 compared to $50.2 million for the fiscal year ended April 28, 2007. Of the increase, $3.3 million relates to the recently acquired TouchSensor and VEP businesses. The majority of the additional increase relates to additional global support staff and increased long-term incentive compensation due to improved performance and higher share price and higher professional fees. Selling and administrative expenses as a percentage of net sales were 11.2% in both fiscal 2008 and 2007.
          Amortization of Intangibles. Amortization of intangibles increased $1.3 million, or 27.7%, to $6.0 million for the fiscal year ended May 3, 2008 compared to $4.7 million for the fiscal year ended April 28, 2007. The increase is due to the amortization expenses for the TouchSensor and VEP acquisitions.
          Impairment of Assets. Impairment of assets increased $1.1 million to $1.5 million for the fiscal year ended May 3, 2008 compared to $0.4 million for the fiscal year ended April 28, 2007. The increase includes a $0.7 million write-down of machinery and equipment as a result of lower anticipated revenues over the life of the related project and $0.4 million for the impairment of a particular patent (classified as an intangible asset) where the underlying technology was deemed to be commercially impractical.
          Interest Income, Net. Net interest income decreased 32.4% in the fiscal year ended May 3, 2008 to $2.3 million as compared to $3.4 million in the fiscal year ended April 28, 2007. The average cash balance was $83.0 million during fiscal 2008 as compared to $89.0 million during fiscal 2007. The average interest rate earned in fiscal 2008 was 3.07% as compared to 4.23% in fiscal 2007. The average interest rate earned includes both taxable interest and tax-exempt municipal interest. The cash balance decreased primarily due to the recent acquisitions of TouchSensor and VEP. Interest expense was $0.2 million and $0.3 million for fiscal 2008 and 2007, respectively.
          Other, Net. Other, net decreased to $(3.2) million for the fiscal year ended May 3, 2008 versus $(0.4) million for the fiscal year ended April 28, 2007. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign operations. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities. Effective January 1, 2008, the Euro replaced the Maltese lira as the functional currency of Malta. During fiscal 2008, we recorded a charge of $0.5 million relating to a reduction of the net asset value (NAV) on a portion of our short-term investments which is an enhanced cash fund sold as an alternative to traditional money market funds. We have historically invested a portion of our cash in the fund. During the third quarter, the fund was overwhelmed with withdrawal requests and a restriction was placed on the

Consolidated Results — Continued
redemption ability of the fund. Therefore, during the fiscal year, we recorded a realized loss of $0.1 million on partial redemptions and an unrealized loss of $0.4 million for the reduction in the NAV’s principal balance.
          Income Taxes. The effective income tax rate was 19.7% for fiscal 2008 compared with 27.4% for the fiscal 2007. During fiscal 2008, we recognized a benefit of $0.3 million relating to the expiration of certain statute of limitations for tax positions that were not challenged by the taxing authorities. In addition, we recognized $1.5 million relating to tax return reconciliations compared to income tax provisions during the fiscal year ended May 3, 2008. The effective tax rates for both fiscal years 2008 and 2007 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of our foreign earnings and higher earnings at those operations.
          Net Income. Net income increased $13.7 million, or 52.5%, to $39.8 million for the fiscal year ended May 3, 2008 as compared to $26.1 million for the fiscal year ended April 28, 2007 due to the automotive segment price increases, strong sales and increased efficiencies from our European and Asian operations, offset slightly by higher selling and administrative expenses. In addition, restructuring costs increased by $3.2 million and our effective tax rate was 19.7% during fiscal 2008. Net income as a percentage of sales increased to 7.2% for the fiscal year ended May 3, 2008 as compared to 5.8% for fiscal 2007.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$362.1	$315.7	$46.4	14.7%
Cost of products sold	282.0	265.1	16.9	6.4%

Gross margins	80.1	50.6	29.5	58.3%

Income before income taxes, restructuring and cumulative effect of accounting change	$59.8	$29.4	$30.4	103.4%

Restructuring	(4.5)	(2.0)	(2.5)	-125.0%

Income before income taxes and cumulative effect of accounting change	$55.3	$27.4	$27.9	101.8%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	77.9%	84.0%
Gross margins	22.1%	16.0%

Income before income taxes, restructuring and cumulative effect of accounting change	16.5%	9.3%
Restructuring	-1.2%	-0.6%
Income before income taxes and cumulative effect of accounting change	15.3%	8.7%
          Net Sales. Automotive segment net sales increased $46.4 million, or 14.7%, to $362.1 million for the fiscal year ended May 3, 2008 from $315.7 million for the fiscal year ended April 28, 2007. Sales were also favorably impacted by price increases of $20.7 million on what was previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment but, at the request of the customer, have agreed to continue to produce at higher prices. Additionally, automotive segment net sales increased

Automotive Segment Results — Continued
from organic growth from our European and Asian operations. Net sales from these operations increased 32.7% for fiscal 2008. We expect to discontinue producing these products during fiscal 2009. Excluding the price increases, North American automotive segment sales decreased 5.5% in fiscal 2008. Translation of foreign operations net sales in fiscal 2008 increased reported net sales by $9.2 million, or 2.5%, due to the weaker U.S. dollar versus foreign currencies.
          Cost of Products Sold. Automotive segment cost of products sold increased $16.9 million to $282.0 million for the fiscal year ended May 3, 2008 from $265.1 for the fiscal year ended April 28, 2007. The increase relates to higher sales volumes. Automotive segment costs of products sold as a percentage of sales decreased to 77.9% for fiscal 2008 from 84.0% for fiscal 2007. Automotive segment cost of goods sold as a percentage of sales was favorably impacted by the price increases. The integration of our Scotland operation to our Malta operation has increased efficiency in our European manufacturing processes. Additionally, in anticipation of the forecasted lower automotive sales in the U.S. market, we had previously made our North American operations more efficient and cost effective.
          Gross Margins. Automotive segment gross margins increased $29.5 million, or 58.3%, to $80.1 million for the fiscal year ended May 3, 2008 as compared to $50.6 million for the fiscal year ended April 28, 2007. The increase in gross profit as a percentage of sales is primarily due to the price increases and integration of the Scotland operation to Malta. Gross margins as a percentage of net sales increased to 22.1% for fiscal 2008 from 16.0% for fiscal 2007.
          Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. As a result, we recorded a restructuring charge of $4.5 million, $2.7 million relating to employee severance, $1.3 million relating to impairment and accelerated depreciation for assets and $0.5 million for professional fees. We recorded $2.0 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
          Income Before Income Taxes and Cumulative Effect of Accounting Change. Automotive segment income before income taxes and cumulative effect of accounting change increased $27.9 million, or 101.8%, to $55.3 million for the fiscal year ended May 3, 2008 compared to $27.4 million for the fiscal year ended April 28, 2007 due to the price increases, strong sales in Europe and Asia and integration of our Scotland operation to our Malta operation, offset by restructuring costs.

Interconnect Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$136.3	$82.1	$54.2	66.0%
Cost of products sold	104.7	58.0	46.7	80.5%

Gross margins	31.6	24.1	7.5	31.1%

Income before income taxes, restructuring and cumulative effect of accounting change	$5.3	$9.3	$(4.0)	-43.0%

Restructuring	(0.7)	—	(0.7)	0.0%

Income before income taxes and cumulative effect of accounting change	$4.6	$9.3	$(4.7)	-50.5%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	76.8%	70.6%
Gross margins	23.2%	29.4%

Income before income taxes, restructuring and cumulative effect of accounting change	3.9%	11.3%
Restructuring	-0.5%	0.0%
Income before income taxes and cumulative effect of accounting change	3.4%	11.3%
          Net Sales. Interconnect segment net sales increased $54.2 million, or 66.0%, to $136.3 million for the fiscal year ended May 3, 2008 from $82.1 million for the fiscal year ended April 28, 2007. A majority of the sales increase is due to the TouchSensor acquisition. Sales from our Asian connector business increased 73.3% for fiscal 2008. Excluding TouchSensor, the Interconnect segment sales increased 9.9% for fiscal 2008 due to the strong sales from our Asian connector business. In addition, sales increased from our European optical business, offset by lower sales in our domestic data installation business. Translation of foreign operations net sales in fiscal 2008 increased reported net sales by $1.3 million, or 0.9%, due to the weaker U.S. dollar versus foreign currencies.
          Cost of Products Sold. Interconnect segment cost of products sold increased $46.7 million to $104.7 million for the fiscal year ended May 3, 2008 compared to $58.0 million for the fiscal year ended April 28, 2007. The majority of the increase is due to cost of products sold from our TouchSensor acquisition. Interconnect segment cost of products sold as a percentage of net sales increased to 76.8% for fiscal 2008 compared to 70.6% for fiscal 2007. The increase is primarily due to the TouchSensor business, which has higher cost of products sold as a percentage of sales as compared to the other businesses in the Interconnect segment. We experienced lower sales in our domestic data center installation business and higher costs related to PC card adapters during fiscal 2008. In addition, we experienced increased costs due to overall lower sales volumes in our North American operations (excluding TouchSensor).
          Gross Margins. Interconnect segment gross margins increased $7.5 million, or 31.1%, to $31.6 million for the fiscal year ended May 3, 2008 as compared to $24.1 million for the fiscal year ended April 28, 2007. The majority of the increase is due to the TouchSensor acquisition. In addition, gross margins increased in our Asian connector business and European optical business, partially offset by increased cost of products sold in our PC card adapter and data installation businesses. Gross margins as a percentage of net sales decreased to 23.2% for fiscal 2008 from 29.4% for fiscal 2007.

Interconnect Segment Results — Continued
          Restructuring. On January 24, 2008, we announced our decision to discontinue producing certain legacy electronic Interconnect products. As a result, we recorded a restructuring charge of $0.7 million, $0.6 million for employee severance and $0.1 million for professional fees.
          Income Before Income Taxes and Cumulative Effect of Accounting Change. Interconnect income before income taxes and cumulative effect of accounting change decreased $4.7 million, or 50.5%, to $4.6 million for the fiscal year ended May 3, 2008 compared to $9.3 million for the fiscal year ended April 28, 2007 due to the gross margin declines in our PC card adapter and data installation businesses, partially offset with increases from the TouchSensor business.
Power Products Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$45.8	$43.0	$2.8	6.5%
Cost of products sold	33.2	30.8	2.4	7.8%

Gross margins	12.6	12.2	0.4	3.3%
Income before income taxes and cumulative effect of accounting change	$8.5	$8.8	$(0.3)	-3.4%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	72.5%	71.6%
Gross margins	27.5%	28.4%
Income before income taxes and cumulative effect of accounting change	18.6%	20.5%
          Net Sales. Power Products segment net sales increased $2.8 million to $45.8 million for the fiscal year ended May 3, 2008 from $43.0 million for the fiscal year ended April 28, 2007. Net sales increased due to the VEP acquisition and were more than offset by lower sales from our bus bar business. Excluding VEP, the Power Products segment sales decreased 3.6% in fiscal 2008. The majority of the decrease relates to certain projects for a customer, which reached end of life at the end of fiscal 2007. In addition, effective at the beginning of fiscal 2008, we are no longer the sole supplier for another customer.
          Cost of Products Sold. Power Products segment cost of products sold increased $2.4 million, or 7.8%, to $33.2 million for the fiscal year ended May 3, 2008 compared to $30.8 million for the fiscal year ended April 28, 2007. The Power Products segment cost of products sold as a percentage of sales increased to 72.5% for fiscal 2008 from 71.6% for fiscal 2007. The increase is primarily due to higher material costs and price erosion at our North American operations, partially offset by margin improvement at our Shanghai, China operation.
          Gross Margins. Power Products segment gross margins increased $0.4 million, or 3.3%, to $12.6 million for the fiscal year ended May 3, 2008 as compared to $12.2 million for the fiscal year ended April 28, 2007. Gross margins as a percentage of net sales decreased to 27.5% for fiscal 2008 from 28.4% for fiscal 2007. The increase is primarily due to the VEP business, offset by higher material costs from our bus bar business.
          Income Before Income Taxes and Cumulative Effect of Accounting Change. Power Products segment income before income taxes and cumulative effect of accounting change decreased $0.3 million to $8.5 million for the fiscal year ended May 3, 2008 compared to $8.8 million for the fiscal year ended April 28, 2007, due to certain projects ending at the end of fiscal 2007, no longer being the sole supplier for another customer and higher material costs and customer price erosion at our North American operation.

Other Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$6.9	$7.6	$(0.7)	-9.2%
Cost of products sold	6.7	5.8	0.9	15.5%

Gross margins	0.2	1.8	(1.6)	-88.9%
Loss before income taxes and cumulative effect of accounting change	$(1.8)	$(0.3)	$(1.5)	500.0%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	97.1%	76.3%
Gross margins	2.9%	23.7%
Loss before income taxes and cumulative effect of accounting change	-26.1%	-3.9%
          Net Sales. The Other segment net sales decreased $0.7 million to $6.9 million for the fiscal year ended May 3, 2008 as compared to $7.6 million for the fiscal year ended April 28, 2007. Sales from our testing facilities decreased 11.9% during the fiscal year ended May 3, 2008 compared to the fiscal year ended April 28, 2007 primarily due to lower demand for vibration testing.
          Cost of Products Sold. Other segment cost of products sold increased $0.9 million to $6.7 million for the fiscal year ended May 3, 2008 compared to $5.8 million for the fiscal year ended April 28, 2007. The majority of the increase is due to increased initiatives in our torque-sensing business.
          Gross Margins. The Other segment gross margins decreased $1.6 million to $0.2 million for the fiscal year ended May 3, 2008 as compared to $1.8 million for the fiscal year ended April 28, 2007. The majority of the decrease is due to increased cost initiatives in our torque-sensing business and the decrease in net sales in our test facilities.
          Loss Before Income Taxes and Cumulative Effect of Accounting Change. The Other segment loss before income taxes and cumulative effect of accounting change was $1.8 million for the fiscal year ended May 3, 2008 compared to a loss of $0.3 million for the fiscal year ended April 28, 2007 due to the increased initiatives in our torque-sensing business and lower sales volumes in our test facilities.

Results of Operations for the Fiscal Year Ended April 28, 2007 as Compared to the Fiscal Year Ended April 29, 2006
Consolidated Results
Below is a table summarizing results for the year ended:
(in millions)

	April 28,	April 29,
	2007	2006	Net Change	Net Change
Net sales	$448.4	$421.6	$26.8	6.4%
Other income	1.6	1.1	0.5	45.5%

	450.0	422.7	27.3	6.5%

Cost of products sold	359.9	336.4	23.5	7.0%

Gross margins (including other income)	90.1	86.3	3.8	4.4%

Restructuring	2.0	—	2.0	0.0%
Selling and administrative expenses	50.2	50.2	—	0.0%
Amortization of intangibles	4.7	5.4	(0.7)	-13.0%
Impairment of assets	0.4	—	0.4	0.0%
Interest income, net	3.4	2.1	1.3	61.9%
Other, net	(0.4)	(0.5)	0.1	-20.0%
Income taxes	9.8	15.3	(5.5)	-35.9%
Cumulative effect of accounting change	0.1	—	0.1	0.0%

Net income	$26.1	$17.0	$9.1	53.5%

	April 28,	April 28,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Other income	0.4%	0.3%
Cost of products sold	80.3%	79.8%
Gross margins (including other income)	20.1%	20.5%
Restructuring	0.4%	0.0%
Selling and administrative expenses	11.2%	11.9%
Amortization of intangibles	1.0%	1.3%
Impairment of assets	0.1%	0.0%
Interest income, net	0.8%	0.5%
Other, net	-0.1%	-0.1%
Income taxes	2.2%	3.6%
Cumulative effect of accounting change	0.0%	0.0%
Net income	5.8%	4.0%
          Net Sales. Consolidated net sales increased $26.8 million, or 6.4%, to $448.4 million for the fiscal year ended April 28, 2007 from $421.6 million for fiscal year ended April 29, 2006. Of the increase, $7.1 million relates to our TouchSensor acquisition. The increase was also attributable to growth from our Power Products segment and optical businesses. Sales from those operations increased 34.1% during fiscal 2007 as compared to fiscal 2006. Translation of foreign operations net sales in fiscal 2007 increased reported net sales by $5.6 million or 1.3%, due to the weaker U.S. dollar versus foreign currencies.
          Other Income. Other income increased $0.5 million, or 45.5%, to $1.6 million for the fiscal year ended April 28, 2007 from $1.1 million for fiscal year ended April 29, 2006. Other income consisted primarily of earnings from our automotive joint venture, grant income, engineering design fees and royalties.
          Cost of Products Sold. Consolidated cost of products sold increased $23.5 million, or 7.0%, to $359.9 million for the fiscal year ended April 28, 2007 from $336.4 million for the fiscal year ended April 29, 2006. The

Consolidated Results — Continued
increase is due to the higher sales volumes. Consolidated cost of products sold, as a percentage of sales was 80.3% for fiscal 2007 and 79.8% for fiscal 2006. The increase was due to manufacturing start-up inefficiencies at our automotive Shanghai, China facility.
          Gross Margins (including other income). Consolidated gross margins (including other income) increased $3.8 million, or 4.4%, to $90.1 million for the fiscal year ended April 28, 2007 as compared to $86.3 million for the fiscal year ended April 29, 2006. Gross margins as a percentage of net sales decreased to 20.1% for fiscal 2007 from 20.5% for fiscal 2006. The decrease in gross margins is due to manufacturing start-up inefficiencies at our automotive Shanghai, China facility.
          Restructuring. We recorded $2.0 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
          Selling and Administrative Expenses. Selling and administrative expenses were $50.2 million for both fiscal 2007 and 2006. Stock-based compensation increased by $1.9 million in fiscal 2007 due to the adoption of FAS123(R), the increase in stock price and increased costs of restricted stock awards. Fiscal 2006 included a $2.3 million bad debt provision for receivables deemed to be uncollectable due to the Chapter 11 bankruptcy filing by Delphi. Selling and administrative expenses as a percentage of net sales decreased to 11.2% in fiscal 2007 from 11.9% for fiscal 2006.
          Amortization of Intangibles. Amortization of intangibles decreased $0.7 million or 13.0% to $4.7 million for the fiscal year ended April 28, 2007 compared to $5.4 million for the fiscal year ended April 28, 2007. The decrease is due to certain amortization expense relating to the Automotive Safety Technologies, Inc. (AST) acquisition that was fully amortized by the end of fiscal 2006.
          Impairment of Assets. In the fiscal year ended April 28, 2007, a $0.4 million impairment of intangible assets was recorded for a particular patent where the underlying technology was deemed to be commercially impractical.
          Interest Income, Net. Net interest income increased $1.3 million, or 61.9%, in the fiscal year ended April 28, 2007 to $3.4 million as compared to $2.1 million in the fiscal year ended April 29, 2006. The average cash balance was $88.9 million during fiscal 2007 as compared to $77.3 million during fiscal 2006. The average interest rate earned in fiscal 2007 was 4.23% as compared to 3.13% in fiscal 2006. The average interest rate earned includes both taxable interest and tax-free municipal interest. Interest expense was $0.3 million for both periods.
          Other, Net. Other, net was $(0.4) million and $(0.5) million for the fiscal years ended April 28, 2007 and April 29, 2006, respectively. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign operations. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
          Income Taxes. The effective income tax rate in fiscal 2007 was 27.4% compared with 47.3% in fiscal 2006. A schedule is included in Note 6, Income Taxes, as part of the Notes to Consolidated Financial Statements, which reconciles the federal statutory income tax rate to our effective rate. In fiscal 2006, we repatriated $38.1 million of earnings from two foreign subsidiaries in accordance with the Jobs Creation Act of 2002, and recorded an income tax expense of $4.5 million on these repatriated earnings. The tax provision in 2006 included a credit for reduction of statute of limitations expired in fiscal 2006. In fiscal 2006, the impact of the lower tax rates on income from our foreign operations was offset by foreign losses for which no tax benefits could be recognized. The effective tax rates for both fiscal 2007 and 2006 reflect the utilization of foreign tax credits.
          Net Income. Net income increased $9.1 million, or 53.5%, to $26.1 million for the fiscal year ended April 28, 2007 as compared to $17.0 million for the fiscal year ended April 29, 2006 due to higher sales, lower income tax rates, offset slightly by restructuring charges. Net income as a percentage of sales increased to 5.8% for fiscal 2007 as compared to 4.0% for fiscal 2006.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	April 28,	April 29,
	2007	2006	Net Change	Net Change
Net sales	$315.7	$315.7	$—	0.0%
Cost of products sold	265.1	261.6	3.5	1.3%

Gross margins	50.6	54.1	(3.5)	-6.5%

Income before income taxes, restructuring and cumulative effect of accounting change	$29.4	$36.1	$(6.7)	-18.6%

Restructuring	(2.0)	—	(2.0)	0.0%

Income before income taxes and cumulative effect of accounting change	$27.4	$36.1	$(8.7)	-24.1%

	April 28,	April 29,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	84.0%	82.9%
Gross margins	16.0%	17.1%

Income before income taxes, restructuring and cumulative effect of accounting change	9.3%	11.4%
Restructuring	-0.6%	0.0%
Income before income taxes and cumulative effect of accounting change	8.7%	11.4%
          Net Sales. Automotive segment net sales were $315.7 million for both fiscal years ended April 28, 2007 and April 29, 2006. North American automotive sales decreased by 11.1% for fiscal 2007, which was offset by European and Asian automotive sales increases of 29.1%. Translation of foreign operations net sales in fiscal 2007 increased reported net sales by $5.0 million, or 1.6%, due to the weaker U.S. dollar versus foreign currencies.
          Cost of Products Sold. Automotive segment cost of products sold increased $3.5 million to $265.1 million for the fiscal year ended April 28, 2007 from $261.6 for the fiscal year ended April 29, 2006. Automotive segment costs of products sold as a percentage of sales increased to 84.0% for fiscal 2007 from 82.9% for fiscal 2006. Cost of products sold was negatively impacted in fiscal 2007 due to raw material price increases. In addition, the automotive segment experienced production inefficiencies while relocating manufacturing operations from Scotland to our Malta facility during the third quarter of fiscal 2007.
          Gross Margins. Automotive segment gross margins decreased $3.5 million, or 6.5%, to $50.6 million for the fiscal year ended April 28, 2007 as compared to $54.1 million for the fiscal year ended April 29, 2006. The decrease in gross profit is due vendor raw material price increases and by price reductions to some customers on our legacy automotive products. Gross margins as a percentage of net sales decreased to 16.0% for fiscal 2007 from 17.1% for fiscal 2006.
          Restructuring. We recorded $2.0 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta.
          Income Before Income Taxes and Cumulative Effect of Accounting Change. Automotive segment income before income taxes and cumulative effect of accounting change decreased $8.7 million, or 24.1%, to $27.4 million for the fiscal year ended April 28, 2007 compared to $36.1 million for the fiscal year ended April 29, 2006. The

Automotive Segment Results — Continued
decrease is due to the customer price decreases on some legacy products, increased vendor raw material costs, restructuring and increased manufacturing start-up costs and selling and administrative cost in our Shanghai, China facility. Income before taxes as a percentage of sales decreased to 8.7% for fiscal 2007 from 11.4% for fiscal 2006.
Interconnect Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	April 28,	April 29,
	2007	2006	Net Change	Net Change
Net sales	$82.1	$68.2	$13.9	20.4%
Cost of products sold	58.0	44.0	14.0	31.8%

Gross margins	24.1	24.2	(0.1)	-0.4%

Income before income taxes and cumulative effect of accounting change	$9.3	$6.0	$3.3	55.0%

	April 28,	April 29,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	70.6%	64.5%
Gross margins	29.4%	35.5%
Income before income taxes and cumulative effect of accounting change	11.3%	8.8%
          Net Sales. Interconnect segment net sales increased $13.9 million, or 20.4%, to $82.1 million for the fiscal year ended April 28, 2007 from $68.2 million for the fiscal year ended April 29, 2006. The interconnect net sales included $7.1 million of sales relating to the TouchSensor acquisition. Sales of our wide area network PC cards to mobile phone service providers had significant gains and sales of our optical related businesses grew 42.3% during fiscal 2007 as compared to fiscal 2006. Translation of foreign operations net sales in fiscal 2007 increased reported net sales by $0.6 million, due to the weaker U.S. dollar versus foreign currencies.
          Cost of Products Sold. Interconnect segment cost of products sold increased $14.0 million to $58.0 million for the fiscal year ended April 28, 2007 compared to $44.0 million for the fiscal year ended April 29, 2006. Interconnect segment cost of products sold as a percentage of net sales increased to 70.6% for fiscal 2007 compared to 64.5% for fiscal 2006. The increase is primarily due to the manufacturing start-up costs for the wide area network PC cards during fiscal 2007.
          Gross Margins. Interconnect segment gross margins decreased $0.1 million, or 0.4%, to $24.1 million for the fiscal year ended April 28, 2007 as compared to $24.2 million for the fiscal year ended April 29, 2007. Gross margins as a percentage of net sales decreased to 29.4% for fiscal 2007 from 35.5% for fiscal 2006. The decrease is due to start-up costs for the wide area network PC cards during fiscal 2007.
          Income Before Income Taxes and Cumulative Effect of Accounting Change. Interconnect income before income taxes and cumulative effect of accounting change increased $3.3 million, or 55.0%, to $9.3 million for the fiscal year ended April 28, 2007 compared to $6.0 million for the fiscal year ended April 29, 2006 due to lower selling and administrative expenses in fiscal 2007 as compared to fiscal 2006 at our Shanghai, China facility. Income before income taxes as a percentage to sales increased to 11.3% for fiscal 2008 from 8.8% for fiscal 2006.

Power Products Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	April 28,	April 29,
	2007	2006	Net Change	Net Change
Net sales	$43.0	$30.9	$12.1	39.2%
Cost of products sold	30.8	25.2	5.6	22.2%

Gross margins	12.2	5.7	6.5	114.0%

Income before income taxes and cumulative effect of accounting change	$8.8	$3.0	$5.8	193.3%

	April 28,	April 29,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	71.6%	81.6%
Gross margins	28.4%	18.4%
Income before income taxes and cumulative effect of accounting change	20.5%	9.7%
          Net Sales. Power Products segment net sales increased $12.1 million to $43.0 million for the fiscal year ended April 28, 2007 from $30.9 million for the fiscal year ended April 29, 2006. Our bus bar facility in Shanghai, China accounted for 20.0% of the increased sales in the Power Products segment in fiscal 2007. The majority of the sales increase in this segment was due to significant increased demand for our bus bar products for computer peripheral and transportation applications.
          Cost of Products Sold. Power Products segment cost of products sold increased $5.6 million, or 22.2%, to $30.8 million for the fiscal year ended April 28, 2007 compared to $25.2 million for the fiscal year ended April 29, 2006. The increase is due to the increased sales in fiscal 2007. The Power Products segment cost of products sold as a percentage of sales decreased to 71.6% for fiscal 2007 from 81.6% for fiscal 2006. Cost of products sold decreased due to production efficiencies at both our bus bar facilities in Shanghai, China and Rolling Meadows, Illinois. The Shanghai facility began production in the fourth quarter of fiscal 2006.
          Gross Margins. Power Products segment gross margins increased $6.5 million, or 114.0%, to $12.2 million for the fiscal year ended April 28, 2007 as compared to $5.7 million for the fiscal year ended April 29, 2006. Gross margins as a percentage of net sales increased to 28.4% for fiscal 2007 from 18.4% for fiscal 2006. The increase is primarily due to the production efficiencies at the Shanghai, China and Rolling Meadows, Illinois facilities.
          Income Before Income Taxes and Cumulative Effect of Accounting Change. Power Products segment income before income taxes and cumulative effect of accounting change increased $5.8 million, or 193.3% to $8.8 million for the fiscal year ended April 28, 2007, as compared to $3.0 million for the fiscal year ended April 29, 2006 due to production efficiencies, offset slightly by higher selling and administrative expenses. Income before income taxes as a percentage to sales increased to 20.5% for fiscal 2007 from 9.7% for fiscal 2006.

Other Segment Results
Below is a table summarizing results for the years ended:
(in millions)

	April 28,	April 29,
	2007	2006	Net Change	Net Change
Net sales	$7.6	$6.8	$0.8	11.8%
Cost of products sold	5.8	5.7	0.1	1.8%

Gross margins	1.8	1.1	0.7	63.6%

Loss before income taxes and cumulative effect of accounting change	$(0.3)	$(1.2)	$0.9	-75.0%

	April 28,	April 29,
Percent of sales:	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	76.3%	83.8%
Gross margins	23.7%	16.2%
Loss before income taxes and cumulative effect of accounting change	-3.9%	-17.6%
          Net Sales. The Other segment net sales increased $0.8 million to $7.6 million for the fiscal year ended April 28, 2007 as compared to $6.8 million for the fiscal year ended April 29, 2006. Sales increases experienced by our test laboratories in fiscal 2007 were primarily the result of an increased market demand for testing services, enhanced by the expansion of our service offerings to include x-ray analysis and water testing.
          Cost of Products Sold. Other segment cost of products sold increased $0.1 million to $5.8 million for the fiscal year ended April 28, 2007 compared to $5.7 million for the fiscal year ended April 29, 2006. Cost of products sold as a percentage of sales decreased to 76.3% for fiscal 2007, compared to 83.8% for fiscal 2006. The decrease is due to higher testing service sales volumes that have a lower cost of goods sold as a percentage of sales as compared to the torque-sensing business.
          Gross Margins. The Other segment gross margins increased $0.7 million to $1.8 million for the fiscal year ended April 28, 2007 as compared to $1.1 million for the fiscal year ended April 29, 2006. The increase in gross margins is due to the increase in testing services for fiscal 2007. The torque sensing operation has not yet begun to manufacture in significant volumes and experienced negative gross margins for both fiscal 2007 and 2006.
          Loss Before Income Taxes and Cumulative Effect of Accounting Change. The Other segment loss before income taxes and cumulative effect of accounting change increased to $0.3 million for the fiscal year ended April 28, 2007 compared to $1.2 million for the fiscal year ended April 29, 2006 due to increased testing services during fiscal 2007 as compared to fiscal 2006.
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
          We have an agreement with our primary bank for a committed $75.0 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At May 3, 2008, we were in compliance with these covenants and had no borrowings against this credit facility.
          At May 3, 2008, approximately $12.3 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.967 per unit as of May 3, 2008 and we recorded an unrealized loss on the fund of $0.4 million in the fiscal year ended on May 3, 2008. Subsequent to

Financial Condition, Liquidity and Capital Resources — Continued
our May 3, 2008 fiscal year end, we have received additional cash redemptions of $2.6 million at $0.971 per unit, leaving the new principal balance at $9.7 million.
          The latest information from fund management states that its goal is to have 83% of the portfolio liquidated by December 2008. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods.
          Net cash provided by operations was $79.0 million, $54.6 million and $29.6 million in fiscal years 2008, 2007 and 2006, respectively. The primary factor in the Company’s ability to generate cash from operations is our net income. Net income increased $13.7 million, or 52.5%, to $39.8 million for the fiscal year ended May 3, 2008 as compared to $26.1 million for the fiscal year ended April 28, 2007. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	May 3,	April 28,	April 29,
	2008	2007	2006
Net income	$39.8	$26.1	$17.0
Depreciation and amortization	28.2	23.6	22.8
Changes in operating assets and liabilities	8.8	10.0	(12.3)
Other non-cash items	2.2	(5.1)	2.1

Cash flow from operations	$79.0	$54.6	$29.6

          Net cash used in investing activities was $30.6 million for fiscal year 2008, $74.1 million for fiscal year 2007 and $25.8 million for fiscal year 2006. Purchases of property, plant and equipment was $20.0 million, $10.7 million and $18.6 million for the fiscal years ended May 3, 2008, April 28, 2007 and April 29, 2006, respectively. The increase in property, plant and equipment in fiscal year 2008 relates to plant expansions in our Malta and Shanghai, China facility. Net cash used in investing activities also included $9.6 million relating to the TouchSensor, VEP and Tribotek acquisitions. During the fiscal year 2008, we also paid $1.0 million dividend for our joint venture. Cash used in investing activities in fiscal 2007 included $60.3 million for the acquisition of TouchSensor (See Note 3 to the Consolidated Financial Statements) and $2.7 million final contingent payment related to the AST acquisition. Fiscal 2006 included $1.7 million of proceeds from the sale of our building in Singapore, which was sold after the transfer of manufacturing operations to Shanghai. Cash used in investing activities included contingent payments related to the acquisition of the AST business of $4.6 million in fiscal 2006. Cash used in investing activities in fiscal 2006 also included $2.1 million to acquire licenses, primarily for haptic and organic light-emitting diode technologies.
          Net cash used in financing activities was $7.1 million in fiscal year 2008, $2.7 million in fiscal year 2007 and $8.6 million in fiscal year 2006. We paid cash dividends of $7.6 million, $7.5 million and $7.5 million in fiscal 2008, 2007 and 2006, respectively. Net cash used in financing activities was reduced by proceeds from the exercise of stock options of $1.3 million, $7.2 million and $0.7 million in fiscal 2008, 2007 and 2006, respectively. We repurchased 95,420 shares and 134,807 shares in fiscal 2007 and 2006, respectively, of our common stock from the former owners of Cableco in accordance with the terms of the earn-out provision of the Cableco purchase agreement. Our board of directors approved a stock repurchase plan in September 2006, which expired at the end of fiscal 2008. We repurchased 77,366 and 205,597 shares of common stock in fiscal years 2008 and 2007, respectively, on the open market.

Contractual Obligations
          The following table summarizes contractual obligations and commitments, as of May 3, 2008 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$5,474	$2,435	$2,088	$951	$—
Purchase obligations	44,726	44,623	103	—	—
Deferred compensation	7,791	3,914	1,752	334	1,791
Other long-term obligations	4,257	2,129	2,128	—	—

Total	$62,248	$53,101	$6,071	$1,285	$1,791

Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements, other than the operating leases and purchase obligations noted in the preceding table.
Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement disclosures of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. See Note 6 for more information regarding the impact of adopting FIN 48.
          In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities as of our fiscal year 2009, which begins May 4, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.
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
          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: 1.) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2.) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3.) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This applies to our fiscal year 2010, which begins May 3, 2009. The areas that are most applicable to us with regard to this statement are (1) that the Statement requires companies to expense transaction costs

Recent Accounting Prouncements — Continued
as incurred, (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill, and (3) any liabilities related to non-controlling interest will be recorded at fair value. This statement will generally affect acquisitions occurring after the adoption date.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and the reporting of non-controlling interest (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. This applies to our fiscal year 2010, which begins May 3, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied to all periods presented. During the fiscal years ended May 3, 2008 and April 28, 2007, we recorded expense related to the non-controlling interests share in income of $0.3 million and $0.2 million, respectively, in other selling and administrative expenses and this statement requires the liability related to non-controlling interests to be presented as a separate caption within shareholders’ equity. As of May 3, 2008 and April 28, 2007, the liability related to non-controlling interests was $3.3 million and $2.4 million, respectively, and is included in other long-term liabilities. We are currently evaluating the effect of this statement to determine the impact it will have on our financial statements.
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
          In addition, our revenues and accounts receivable are concentrated in a relatively small number of customers. A significant change in the liquidity or financial position of any one of these customers or a deterioration in the economic environment or automotive industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.
          Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market value and have been reduced by allowances for excess and obsolete inventories. The estimated allowances are based on

Critical Accounting Policies and Estimates — Continued
our review of inventories on hand compared to estimated future usage and sales, using assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by us, additional inventory write-downs may be required.
          Intangible Assets. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on May 1, 2002, we ceased amortizing goodwill. In lieu of amortization, we are required to perform an annual impairment review (see Note 3 to the Consolidated Financial Statements).
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
          Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.1 million and $0.6 million at May 3, 2008 and April 28, 2007, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $15.1 million at May 3, 2008 and $10.9 million at April 28, 2007.

Item 8.	Financial Statements and Supplementary Data
          See Item 15 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this annual report on Form 10-K, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief

Evaluation of Disclosure Controls and Procedures — Continued
Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 3, 2008 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
          Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 3, 2008. Management reviewed the results of its assessment with the Audit Committee. Our independent registered public accounting firm, Ernst and Young, L.L.P., has issued an attestation report on our internal control over financial reporting. This report is included on page 33 of this report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Methode Electronics, Inc.
          We have audited Methode Electronics, Inc.’s internal control over financial reporting as of May 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, Methode Electronics, Inc. maintained effective internal control over financial reporting as of May 3, 2008, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. as of May 3, 2008 and April 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 3, 2008 and our report dated July 15, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
July 15, 2008

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
          Information regarding our directors will be included under the caption “Proposal One: Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2008 annual meeting, and is incorporated herein by reference. Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2008 annual meeting and is incorporated herein by reference.
          We have adopted a Code of Business Conduct (the “Code”) that applies to our directors, our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. The Code of Business Conduct is publicly available on our website at www.methode.com. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11.	Executive Compensation
          Information regarding the above will be included under the caption “ Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2008 annual meeting to be held on September 18, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information regarding the above will be included under the caption “Security Ownership” and “Executive Compensation Discussion and Analysis” and in subsequent compensation tables in the definitive proxy statement for our 2008 annual meeting to be held on September 18, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
          Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2008 annual meeting to be held on September 18, 2008, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
          Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2008 annual meeting to be held on September 18, 2008, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The documents included in the following indexes are filed as part of this annual report on Form 10-K.

(1)	(2) The response to this portion of Item 15 is included in this report under the caption “Financial Statements” and “Financial Statement Schedules” below, which is incorporated herein by reference.

(a)	(3) See “Index to Exhibits” immediately following the financial statement schedule.

(b)	See “Index to Exhibits” immediately following the financial statement schedule.

(c)	See “Financial Statements” and “Financial Statement Schedule.”

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC. (Registrant)
By:	/s/ DOUGLAS A. KOMAN
Douglas A. Koman
Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: July 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WARREN L. BATTS Warren L. Batts	Chairman of the Board	July 17, 2008

/s/ DONALD W. DUDA Donald W. Duda	Chief Executive Officer, President & Director (Principal Executive Officer)	July 17, 2008

/s / WALTER J. ASPATORE Walter J. Aspatore	Director	July 17, 2008

/s/ J. EDWARD COLGATE J. Edward Colgate	Director	July 17, 2008

/s/ DARREN M. DAWSON Darren M. Dawson	Director	July 17, 2008

/s / ISABELLE C. GOOSSEN Isabelle C. Goossen	Director	July 17, 2008

/s / CHRISTOPHER J. HORNUNG Christopher J. Hornung	Director	July 17, 2008

/s / LAWRENCE B. SKATOFF Lawrence B. Skatoff	Director	July 17, 2008

/s / PAUL G. SHELTON Paul G. Shelton	Director	July 17, 2008

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
FORM 10-K
ITEM 15 (a) (1) and (2)

(1) Financial Statements

The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets — May 3, 2008 and April 28, 2007	F2

Consolidated Statements of Income — Years Ended May 3, 2008, April 28, 2007 and April 29, 2006	F3

Consolidated Statements of Shareholders’ Equity — Years Ended May 3, 2008, April 28, 2007 and April 29, 2006	F4

Consolidated Statements of Cash Flows — Years Ended May 3, 2008, April 28, 2007 and April 29, 2006	F5

Notes to Consolidated Financial Statements	F6

(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F29
          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inappropriate and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Methode Electronics, Inc.
          We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of May 3, 2008 and April 28, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 3, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at May 3, 2008 and April 28, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 3, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109” effective April 29, 2007.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Methode Electronics, Inc.’s internal control over financial reporting as of May 3, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
July 15, 2008

F1

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 3, 2008	April 28, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$104,716	$60,091
Accounts receivable, net, less allowance (2008 — $2,309; 2007 —$2,231)	85,805	79,180
Inventories:
Finished products	15,384	12,280
Work in process	20,715	20,288
Materials	19,850	21,911

	55,949	54,479
Deferred income taxes	8,730	6,868
Prepaid expenses and other current assets	6,028	8,823

TOTAL CURRENT ASSETS	261,228	209,441

PROPERTY, PLANT AND EQUIPMENT
Land	3,205	3,205
Buildings and building improvements	44,894	43,832
Machinery and equipment	260,165	243,845

	308,264	290,882
Less allowances for depreciation	217,984	204,025

	90,280	86,857

OTHER ASSETS
Goodwill	54,476	51,520
Other intangibles, less accumulated amortization	41,282	43,680
Cash surrender value of life insurance	10,345	9,615
Deferred income taxes	10,099	8,220
Other	2,921	2,407

	119,123	115,442

	$470,631	$411,740

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$42,810	$41,041
Salaries, wages and payroll taxes	13,317	12,993
Other accrued expenses	19,618	12,080
Income taxes	1,378	6,347

TOTAL CURRENT LIABILITIES	77,123	72,461

OTHER LIABILITIES	13,833	4,898
DEFERRED COMPENSATION	6,890	10,172
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,225,379 and 37,950,829 shares issued as of May 3, 2008 and April 28, 2007, respectively	19,113	18,975
Unearned common stock issuances	(4,257)	(4,517)
Additional paid-in capital	69,953	65,512
Retained earnings	265,838	233,684
Accumulated other comprehensive income	28,381	16,010
Treasury stock, 702,708 and 625,342 shares as of May 3, 2008 and April 28, 2007, respectively	(6,243)	(5,455)

	372,785	324,209

	$470,631	$411,740

See notes to consolidated financial statements.

F2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	May 3,	April 28,	April 29,
	2008	2007	2006

INCOME
Net sales	$551,073	$448,427	$421,615
Other	1,879	1,596	1,074

	552,952	450,023	422,689

COSTS AND EXPENSES
Cost of products sold	428,355	359,914	336,410
Restructuring	5,159	2,027	—
Selling and administrative expenses	61,550	50,182	50,179
Impairment of assets	1,472	377	—
Amortization of intangibles	6,013	4,708	5,380

	502,549	417,208	391,969

Income from operations	50,403	32,815	30,720

Interest income, net	2,324	3,428	2,106
Other, net	(3,250)	(468)	(457)

Income before income taxes and cumulative effect of accounting change	49,477	35,775	32,369

Income taxes	9,723	9,792	15,320

Income before cumulative effect of accounting change	39,754	25,983	17,049

Cumulative effect of accounting change, net of taxes of $28	—	101	—

NET INCOME	$39,754	$26,084	$17,049

Amounts per common share:
Basic net income	$1.07	$0.72	$0.47
Diluted net income	$1.06	$0.71	$0.47

Cash dividends:
Common stock	$0.20	$0.20	$0.20
See notes to consolidated financial statements.

F3

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended May 3, 2008, April 28, 2007 and April 29, 2006
(Dollar amounts in thousands, except share data)

			Unearned
	Common	Common	Common	Additional		Currency		Total	Compre-
	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	Shareholders’	hensive
	Shares	$	Issuances	Capital	Earnings	Adjustments	Stock	Equity	Income
Balance at April 30, 2005	37,481,192	$18,741	$(8,601)	$56,910	$205,488	$13,515	$(3,531)	$282,522
Release of restriction pursuant to acquisition earn-out	—	—	1,000	—	—	—	—	1,000
Purchase and cancellation of shares related to acquisition earn-out	(134,807)	(68)	—	(1,521)	—	—	—	(1,589)
Restricted stock award grants, net of cancellations	286,344	143	(3,559)	3,416	—	—	—	—
Earned portion of restricted stock awards	—	—	2,028	—	—	—	—	2,028
Vested stock awards withheld for payroll taxes	(18,868)	(9)	—	(185)	—	—	—	(194)
Exercise of options	86,623	43	—	646	—	—	—	689
Tax benefit from stock options	—	—	—	145	—	—	—	145
Foreign currency translation adjustments	—	—	—	—	—	(2,476)	—	(2,476)	$(2,476)
Net income for the year	—	—	—	—	17,049	—	—	17,049	17,049

Cash dividends on common stock					(7,465)	—	—	(7,465)	$14,573

Balance at April 29, 2006	37,700,484	$18,850	$(9,132)	$59,411	$215,072	$11,039	$(3,531)	$291,709

Release of restriction pursuant to acquisition earn-out-out	—	—	1,233	—	—	—	—	1,233
Purchase and cancellation of shares related to acquisition earn-out	(95,420)	(48)	—	(1,077)	—	—	—	(1,125)
Reversal of unvested stock awards for adoption of FAS 123R	(463,957)	(232)	3,382	(3,150)	—	—	—	—
Cumulative effect of accounting change	—	—	—	(129)	—	—	—	(129)
Earned portion of restricted stock awards	145,765	73	—	(73)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	3,026	—	—	—	3,026
Vested stock awards withheld for payroll taxes	(35,060)	(18)	—	(529)	—	—	—	(547)
Exercise of options	699,017	350	—	6,858	—	—	—	7,208
Common stock repurchased	—	—	—	—	—	—	(1,924)	(1,924)
Tax benefit from stock options	—	—	—	1,175	—	—	—	1,175
Foreign currency translation adjustments	—	—	—	—	—	4,971	—	4,971	$4,971
Net income for year	—	—	—	—	26,084	—	—	26,084	26,084

Cash dividends on common stock	—	—	—	—	(7,472)	—	—	(7,472)	$31,055

Balance at April 28, 2007	37,950,829	$18,975	$(4,517)	$65,512	$233,684	$16,010	$(5,455)	$324,209

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 adoption)	—	—	—	—	(25)	—	—	(25)
Release of restriction pursuant to acquisition earn-out	—	—	260	—	—	—	—	260
Earned portion of restricted stock awards	188,982	94	—	(94)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	3,359	—	—	—	3,359
Vested stock awards withheld for payroll taxes	(40,140)	(20)	—	(441)	—	—	—	(461)
Exercise of options	125,708	64	—	1,234	—	—	—	1,298
Common stock repurchased	—	—	—	—	—	—	(788)	(788)
Tax benefit from stock options	—	—	—	383	—	—	—	383
Foreign currency translation adjustments	—	—	—	—	—	12,371	—	12,371	$12,371

Net income for year	—	—	—	—	39,754	—	—	39,754	39,754
Cash dividends on common stock	—	—	—	—	(7,575)	—	—	(7,575)	$52,125

Balance at May 3, 2008	38,225,379	$19,113	$(4,257)	$69,953	$265,838	$28,381	$(6,243)	$372,785

See notes to consolidated financial statements

F4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	May 3,	April 28,	April 29,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$39,754	$26,084	$17,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for minority interest	329	241	136
(Gain)/loss of sale of fixed assets	(120)	268	614
Provision for depreciation	22,146	18,915	17,466
Amortization of intangibles	6,013	4,708	5,380
Impairment of assets	1,472	377	—
Stock-based compensation	3,359	2,897	2,047
Provision for bad debt	195	372	2,109
Deferred income tax credit	(2,948)	(1,012)	(2,870)
Changes in operating assets and liabilities:
Accounts receivable	(793)	4,942	(11,314)
Inventories	(482)	1,875	(4,319)
Prepaid expenses and other current assets	8,814	3,167	(7,989)
Accounts payable and accrued expenses	1,264	(8,230)	11,339

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,003	54,604	29,648

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20,018)	(10,667)	(18,654)
Acquisition of businesses	(9,647)	(63,168)	(5,344)
Acquisition of technology licenses	—	(113)	(2,102)
Proceeds from sale of building	960	800	1,712
Increase in cash value of life insurance policies	(825)	(689)	(764)
Joint venture dividend	(1,000)	—	—
Other	(27)	(218)	(663)

NET CASH USED IN INVESTING ACTIVITIES	(30,557)	(74,055)	(25,815)

FINANCING ACTIVITIES
Purchase of common stock	(1,249)	(3,596)	(1,783)
Proceeds from exercise of stock options	1,298	7,208	689
Tax benefit from stock options and awards	383	1,175	—
Cash dividends	(7,575)	(7,472)	(7,465)

NET CASH USED IN FINANCING ACTIVITIES	(7,143)	(2,685)	(8,559)

Effect of foreign currency exchange rate changes on cash	3,322	581	(770)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,625	(21,555)	(5,496)

Cash and cash equivalents at beginning of year	60,091	81,646	87,142

CASH AND CASH EQUIVALENTS AT END OF YEAR	$104,716	$60,091	$81,646

See notes to condensed consolidated financial statements.

F5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
1. Significant Accounting Policies
          Principles of Consolidation. The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. (“the Company”) and its subsidiaries. As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.
          Financial Reporting Periods. We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Due to the timing of our fiscal calendar, the fiscal year ended May 3, 2008 represents 53 weeks of results and the fiscal years ended April 28, 2007 and April 29, 2006 represent 52 weeks of results.
          Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the consolidated balance sheets as cash equivalents.
          Accounts Receivable and Allowance for Doubtful Accounts. We carry accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, we record an allowance for uncollectible receivables based upon past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for uncollectible amounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account. We do not require collateral for our accounts receivable balances. Accounts are written off against the allowance account when they are determined to be no longer collectible.
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
          Revenue Recognition. We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured. Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment. We do not have any additional obligations or customer acceptance provisions after shipment of such products. We handle returns by replacing, repairing or issuing credit for defective products when returned. Return costs were not significant in fiscal years 2008, 2007 and 2006. Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer.
          Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.
          Foreign Currency Translation. The functional currencies of the majority of our foreign subsidiaries are in their local currencies. Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments from the translation process are classified as a component of shareholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Income in other, net. In fiscal 2008, 2007 and 2006, we had foreign exchange losses of $3,250, $468 and $457, respectively.

F6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
1. Significant Accounting Policies — Continued
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
          Goodwill and Intangibles. Costs assigned to the fair value of intangible assets acquired with finite lives are being amortized over periods ranging from 3 to 20 years, generally on a straight-line basis or accelerated basis, depending on the nature of the intangible asset. The fair value of certain intangible assets is being amortized over projected revenues used to initially value such intangible assets. Goodwill represents the excess of purchase price over the estimated fair value of net assets of acquired companies, which has not been allocated to other intangible assets.
          The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We performed annual impairment tests of goodwill at May 3, 2008. All companies with associated goodwill, eight in total, were tested for goodwill impairment using discounted future cash flows at the end of fiscal 2008. No adjustment to goodwill was necessary due to impairment as of May 3, 2008.
          Research and Development Costs. Costs associated with the development of new products are charged to expense when incurred. Research and development costs for the fiscal years ended May 3, 2008, April 28, 2007 and April 29, 2006 amounted to $25,595, $21,336 and $21,132, respectively.
          Stock-Based Compensation. See Note 4, Shareholders’ Equity for a description of our stock-based compensation plans. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires us to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2007, we had accounted for our stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock-option based employee compensation was not recognized in the income statement as all stock options granted by us had an exercise price equal to the market value of the underlying common stock on the option grant date.
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

F7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
1. Significant Accounting Policies — Continued
          Fair Value of Other Financial Instruments. The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments.
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
          Reclassifications. Certain amounts from the fiscal 2007 results have been reclassified for comparability to the fiscal 2008 results.
Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement disclosures of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. See Note 6 for more information regarding the impact of adopting FIN 48.
          In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of our fiscal year 2009, which begins May 4, 2008 for financial assets and liabilities. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.
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
          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: 1.) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2.) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3.) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This applies to our fiscal year 2010, which begins May 3, 2009. The areas that are most

F8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
1. Significant Accounting Policies — Continued
applicable to us with regard to this statement are (1) that the Statement requires companies to expense transaction costs as incurred, (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill, and (3) any liabilities related to non-controlling interest will be recorded at fair value. This statement will generally affect acquisitions occurring after the adoption date.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and the reporting of non-controlling interest (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. This applies to our fiscal year 2010, which begins May 3, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied to all periods presented. During the fiscal years ended May 3, 2008 and April 28, 2007, we recorded expense related to the non-controlling interests share in income of $329 and $241, respectively, in other selling and administrative expenses and this statement requires the liability related to non-controlling interests to be presented as a separate caption within shareholders’ equity. As of May 3, 2008 and April 28, 2007, the liability related to non-controlling interests was $3,344 and $2,365, respectively, and is included in other long-term liabilities. We are currently evaluating the effect of this statement to determine the impact it will have on our financial statements.
2. Restructurings
          On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic Interconnect products. The automotive restructuring is expected to be completed by the end of the third quarter of fiscal 2009. The connector product exit should conclude during the first quarter of fiscal 2009. During the fiscal year ended May 3, 2008, we recorded a restructuring charge of $5,159, which consisted of $3,355 for employee severance, $1,346 impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $458 relating to professional fees. We record the expense in the restructuring section of our consolidated statement of income. We estimate that we will record additional pre-tax charge during fiscal 2009 between $14,000 and $20,000, of which $5,000 to $8,000 relate to the termination of approximately 700 employees for the cost of one-time employee benefits, retention, COBRA and outplacement. We will continue to perform periodic impairment testing and will record any charges incurred as per FASB 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ in the period when impairment is incurred.
          As of May 3, 2008, we had an accrued restructuring liability of $3,176 reflected in the current liabilities section of our consolidated balance sheet. During fiscal 2008, we recorded charges of $5,159 and payments and asset write-downs of $1,983 relating to severance, asset write-downs and professional fees. We expect this liability to be paid out by the end of the third quarter of fiscal 2009.

F9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
2. Restructurings — Continued
The table below reflects the activity for restructuring as of May 3, 2008:

	Employee
	One-Time	Asset	Other
	Benefits	Write-Downs	Costs	Total

FY 2008 restructuring charges	$3,355	$1,346	$458	$5,159
Payments and asset write-downs	(203)	(1,346)	(434)	(1,983)

Accrued balance at May 3, 2008	$3,152	$—	$24	$3,176

          In the third quarter of fiscal 2007, we closed our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts manufacturing operation in Malta. We recorded charges of $2,518 related to the closing and transfer of operations, consisting of involuntary severance of $1,525 for termination of 140 employees, equipment moving and installation costs of $667, provision for the permanent impairment of assets of $174, and professional fees and lease and other obligations of $152, reduced by a cumulative currency translation credit of $491. All restructuring costs relating to the Scotland restructuring have been paid out as of May 3, 2008.
3. Acquisitions, Intangible Assets and Goodwill
Fiscal 2008 Acquisitions
          On August 31, 2007, we acquired 100% of the assets of Value Engineered Products, Inc. (VEP) for $5,750 in cash. We also incurred $79 in transaction costs related to the purchase. VEP is a thermal management solutions provider, manufacturing heat sinks and related products for high-powered applications. These components complement our Power Product offerings and, in some instances, are joined with bus bars to aid thermal management of power systems. The terms of the acquisition provide for an additional payment of up to a maximum of $1,000 if sales reach specified targets during the twelve-month period following the closing.
          On a preliminary basis, based on a third-party valuation report, the tangible net assets acquired in the VEP transaction had a fair value of $915. The fair values assigned to intangible assets acquired were $2,900 for customer relationships, and $600 for trademarks, resulting in $1,414 of goodwill. The customer relationships acquired will be amortized over a period of approximately 16 years beginning September 2007. The trademark intangible assets are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of the acquired business have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition.
          On March 30, 2008, we acquired 100% of the assets of Tribotek, Inc for $1,750 in cash. We also incurred $61 in transaction costs related to the purchase. Tribotek designs, develops and manufactures high current power connectors and power product systems for products such as power supplies, servers, rectifiers, inverters, robotics and automated test equipment, in addition to various military and telecommunication applications.
          On preliminary basis, the tangible net assets acquired in the Tribotek transaction had a fair value of $1,445. The fair values assigned to intangible assets acquired were $366 for patents that will be amortized over a period of approximately 18 years beginning March 2008. There was no goodwill recorded for this acquisition. The accounts and transactions of the acquired business have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition.

F10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
3. Acquisitions, Intangible Assets and Goodwill — Continued
Fiscal 2007 Acquisition
          As of March 1, 2007, we acquired 100% of the member interest of TouchSensor Technologies, L.L.C. from Gemtron Corporation for $58,474 in cash and assumed liabilities of $7,061. We also incurred $2,239 in transaction costs related to the purchase. TouchSensor is a North American market leader in solid-state, field-effect switching. Using its patented technology, TouchSensor designs and manufactures touch-sensitive user interface panels found on products such as home appliances, exercise equipment, electronic bath/shower controls, commercial beverage dispensers and automobiles.
          The tangible net assets acquired had a fair value of $6,886. The fair values assigned to intangible assets acquired were $9,800 for patents, $250 for covenants not to compete, $18,200 for customer relationships, and $2,900 for trade name, resulting in $22,677 of goodwill. The intangible assets acquired are being amortized over periods of 15 to 20 years. The accounts and transactions of the acquired business have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition. The pro forma results of operations, assuming the purchase occurred at May 2, 2005, would not differ materially from the reported amounts. Included in our results for fiscal 2007 are approximately 8 weeks of TouchSensor sales of $7,100 and operating income of $400.
Intangible Assets
          In April of 2008, a $753 impairment of intangible assets was recorded for a particular patent where the underlying technology was deemed to be commercially impractical. The $753 represented the net book value of the patent. In addition, in April of 2007, it was determined that a particular patent was impaired due to feasibility of the technology. We recorded an impairment charge of $377, which represented the net book value of the patent. Both the 2008 and 2007 impairments relate to the automotive segment.

F11

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
3. Acquisitions, Intangible Assets and Goodwill — Continued
          The following tables present details of our total intangible assets:

	May 3, 2008
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$41,324	$19,168	$22,156	16.2
Patents and technology licenses	24,692	5,795	18,897	15.5
Covenants not to compete	2,480	2,251	229	12.1

Total	$68,496	$27,214	$41,282

	April 28, 2007
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$38,170	$14,293	$23,877	14.3
Patents and technology licenses	24,382	4,741	19,641	16.3
Covenants not to compete	2,330	2,168	162	9.8

Total	$64,882	$21,202	$43,680

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2009	$5,740
2010	5,444
2011	5,118
2012	4,159
2013	3,401
          As of May 3, 2008, the patents and technology licenses include $620 of trade names that are not subject to amortization.
          At May 3, 2008, the intangible asset for customer relationships and agreements included $2,278 of net value assigned to a supply agreement with Delphi, acquired in our acquisition of the passenger occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
Goodwill
          In connection with the Power Products segment acquisition of Cableco Technologies in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. During the first quarter of fiscal 2008, portions of the operational and financial targets were met resulting in a $260 cash payment. The payment was recorded as an increase to goodwill. Additional goodwill of up to $4,257 may result from future contingent payments for this acquisition.

F12

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
3. Acquisitions, Intangible Assets and Goodwill — Continued
          In connection with the Interconnect segment acquisition of TouchSensor Technologies, L.L.C. (TouchSensor) on February 28, 2007, an increase to goodwill of $1,282 was recorded for fiscal 2008. The increase relates to adjustments for working capital and valuation of intangible assets acquired.
          In connection with the Power Products segment of the VEP acquisition, goodwill of $1,414 was recorded during fiscal 2008. See “Fiscal 2008 Acquisitions” above for more information.
4. Shareholders’ Equity
          Preferred Stock. We have 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.
          Common Stock. At May 3, 2008, 1,003,877 shares of common stock are reserved for future issuance in connection with our stock plans.
          Common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	May 3, 2008	April 28, 2007
Authorized	100,000,000	100,000,000
Issued	38,225,379	37,950,829
In treasury	702,708	625,342
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
          Upon announcement that any person or group has become an acquiring person, each Right will entitle all right-holders (other than the acquiring person) to purchase, for the exercise price, a number of shares of Common Shares having a market value of twice the exercise price. Right-holders would also be entitled to purchase the common stock of another entity having a value of twice the exercise price if, after a person has become an acquiring person, the Company were to enter into certain mergers or other transactions with such other entity. If any person becomes an acquiring person, the Company’s Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.
          The Rights may be redeemed by our Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on January 8, 2014.
          We paid quarterly dividends of $7,575 during fiscal 2008. We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business. Our board of directors approved a stock repurchase plan in September 2006, which expired at the end of fiscal 2008. There were 77,366 and 205,597 shares purchased under the plan during fiscal 2008 and 2007, respectively.

F13

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
4. Shareholders’ Equity — Continued
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
          The Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants. Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares. If any award terminates, expires, is cancelled or forfeited as to any number of shares of common stock, new awards may be awarded with respect to such shares. The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares. As of May 3, 2008 there were 1,003,877 shares still available for award under the Stock Plan.
          There are 689,689 stock options that were granted in previous years under the 2000 and 2004 stock plans that are outstanding and exercisable as of May 3, 2008. No options were granted under the Plans since the first quarter of fiscal 2005. Unexercised stock options granted under the Plans vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years. Prior to fiscal 2007, we used the intrinsic value method to value all stock options issued under the Plans and therefore recorded no compensation expenses for these stock options. During the fiscal year ended May 3, 2008, we recognized pre-tax compensation expense of $11 relating to these options.

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
April 30, 2005	1,758,259	$10.28	1,331,709	$10.02
Granted	—	—
Exercised	(86,623)	7.97
Cancelled	(13,937)	12.51

April 29, 2006	1,657,699	10.38	1,463,623	10.28
Granted	—	—
Exercised	(699,017)	10.31
Cancelled	(139,764)	11.45

April 28, 2007	818,918	10.26	777,668	10.20
Granted	—	—
Exercised	(125,708)	10.32
Cancelled	(3,521)	8.03

May 3, 2008	689,689	10.26	689,689	10.26

Options Outstanding and
Exercisable at May 3, 2008
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.12 - $7.69	177,501	$6.58	2.8
$8.08 - $11.64	362,131	10.56	2.9
$12.11 - $17.66	150,057	13.87	2.0

	689,689	10.26

F14

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
4. Shareholders’ Equity — Continued
          The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock options for the fiscal year ended April 29, 2006:

Net income, as reported	$17,049
Add: Stock based compensation included in earnings, net of tax	1,228
Less: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(1,468)

Pro forma	$16,809

Basic and diluted earnings per share:
As reported	$0.47
Pro forma	0.46
          The Statement of Financial Accounting Standards No 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement reduced net operating cash flows and increased net financing cash flows by $383 and $1,175 in fiscal 2008 and 2007, respectively. Operating cash flows recognized in fiscal 2006 for such excess tax deductions were $145.
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
          At the beginning of fiscal 2008, there were 525,589 performance-based and time-based RSAs outstanding. The time-based RSAs vest in three equal annual installments from the grant date. All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to voting rights and to payment of dividends. During fiscal 2008, we awarded 246,123 restricted stock awards. Of the shares granted, 24,000 shares vest immediately upon grant, 164,673 are performance-based RSAs and 57,450 are time-based RSAs.
          We recognized pre-tax compensation expense for RSAs in the fiscal year ended May 3, 2008 of $3,348, $2,922 for the fiscal year ended April 28, 2007 and $2,029 for the fiscal year ended April 29, 2006. We record the expense in the selling and administrative section of our consolidated statement of income.

F15

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
4. Shareholders’ Equity — Continued
The following table summarizes the RSA activity:

	Fiscal Year
	2008	2007	2006
Unvested at beginning of fiscal year	525,589	471,957	285,380
Awarded	246,123	316,390	298,375
Released	(188,982)	(245,765)	(106,267)
Forfeited	(432)	(16,993)	(5,531)

Unvested at May 3, 2008	582,298	525,589	471,957

The table below shows the Company’s unvested RSAs at May 3, 2008:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	May 3, 2008	May 3, 2008
2006	1,164	3-year equal annual installments	11.25	—	—
2006	125,000	3-year cliff	12.42	—	—
2007	24,757	3-year equal annual installments	7.87	33	33
2007	227,750	3-year cliff	7.79	634	634
2008	38,954	3-year equal annual installments	14.97	284	284
2008	164,673	3-year cliff	15.14	1,900	1,900
          At May 3, 2008, the aggregate unvested RSAs had a weighted average fair value of $11.35 and a weighted average vesting period of approximately 14 months.
          In connection with the performance-based RSAs, we agreed to pay each recipient a cash bonus if the Company meets certain additional financial targets, which shall be measured as of the vesting date. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s RSAs described in the paragraphs above by the closing price of Methode’s common stock as of the vesting date. This additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of our common stock as of the latest balance sheet date, if such targets are being met as of the latest balance sheet date. As of May 3, 2008, we were meeting certain of these additional financial targets and, accordingly, compensation expense related to the cash bonus on RSAs has been accrued as a liability.
5. Employee 401(k) Savings Plan
          We have an Employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation. Our contributions to the Employee 401(k) Savings Plan were $2,075, $1,806 and $1,876 in the fiscal years 2008, 2007 and 2006, respectively.

F16

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
6. Income Taxes
          Significant components of our deferred tax assets and liabilities were as follows:

	May 3,	April 28,
	2008	2007
Deferred tax liabilities:
Accelerated tax depreciation	$2,101	$2,867

Deferred tax assets:
Deferred compensation and stock award amortization	3,083	3,066
Inventory valuation differences	3,015	3,124
Property valuation differences	1,001	1,031
Accelerated book amortization	2,656	2,825
Environmental reserves	994	958
Goodwill impairment	7,202	7,202
Bad debt reserves	562	601
Vacation accruals	1,383	1,455
Restructuring accruals	1,261	—
Foreign investment tax credit	28,986	20,696
Foreign net operating loss carryover	252	1,850
Uncertain tax positions	646	—
Other accruals	1,053	909

	52,094	43,717
Less valuation allowance	31,164	25,762

Total deferred tax assets	20,930	17,955

Net deferred tax assets	$18,829	$15,088

Balance sheet classification:
Current asset	$8,730	$6,868
Non-current asset	10,099	8,220

	$18,829	$15,088

F17

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
6. Income Taxes — Continued
          The valuation allowance is associated with the deferred tax assets for the differences between book and tax that result from; (1) the impairment of goodwill that is not deductible until the investment is liquidated; and (2) foreign investment tax credits unlimited carryovers generated in the current and prior years, for which we believe utilization is uncertain.
          Income taxes consisted of the following:

	Fiscal Year Ended
	May 3,	April 28,	April 29,
	2008	2007	2006
Current
Federal	$10,580	$8,414	$15,048
Foreign	1,502	(4)	732
State	589	2,422	2,410

	12,671	10,832	18,190
Deferred	(2,948)	(1,012)	(2,870)

	$9,723	$9,820	$15,320

          The amounts in the table above include the tax on the cumulative effect of a change in accounting of $28 for the year ended April 28, 2007.
          A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	May 3,		April 28,		April 29,
	2008		2007		2006
Income tax at statutory rate	$17,317	35.0%	$12,566	35.0%	$11,329	35.0%
Effect of:
State income taxes, net of federal benefit	244	0.5	1,609	4.5	1,233	3.8
Repatriation of international earnings	—	—	—	—	4,513	13.9
Foreign operations with lower statutory rates	(5,718)	(11.6)	(4,179)	(11.6)	(3,339)	(10.3)
Foreign losses with no tax benefit	12	0.0	1,802	5.0	3,553	11.0
Foreign investment tax credit (FTC)	(6,360)	(12.8)	(4,059)	(11.3)	(1,400)	(4.4)
FTC valuation allowance	4,739	9.6	2,832	7.9	787	2.4
Change in tax contingency reserve	1,910	3.9	(213)	(0.6)	(850)	(2.6)
Manufacturing deduction	(318)	(0.6)	(53)	(0.1)	(172)	(0.5)
Research and development credit	(470)	(1.0)	—	—	—	—
Foreign plant closing benefit	(1,846)	(3.7)	—	—	—	—
Other — net	213	0.4	(485)	(1.4)	(334)	(1.0)

Income tax provision	$9,723	19.7%	$9,820	27.4%	$15,320	47.3%

          We paid income taxes of $10,628 in 2008, $13,963 in 2007 and $14,469 in 2006. No provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested in our foreign operations. If the undistributed net income of $78,127 were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $31,251, before available foreign tax credits. It is not practical to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.

F18

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
6. Income Taxes — Continued
          We adopted FIN 48 on April 29, 2007. As a result of the implementation of FIN 48, we recognized a $1,039 increase in the liability for unrecognized tax benefits which was accounted for as an increase of $1,014 to the April 29, 2007 balance of deferred tax assets and a decrease of $25 to the April 29, 2007 balance of retained earnings.
          As of May 3, 2008, our gross unrecognized tax benefits totaled $5,770. After considering the federal impact on the state issues, $5,546 of this total would favorably affect the effective tax rate if resolved in our favor.
          The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 28, 2007	$4,661
Increases for positions related to the current year	2,219
Increases for positions related to the prior years	311
Decreases for positions related to prior years	(1,122)
Lapsing of statutes of limitations	(299)

Balance at May 3, 2008	$5,770

          Based on the information obtained to date, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $500 within the next twelve months due to lapses in statutes of limitations.
          We are generally no longer subject to U.S. federal state or non-U.S. income tax examinations by tax authorities for years prior to fiscal year ended May 1, 2004.
          The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. We had $780 accrued for interest and no accrual for penalties at May 3, 2008. We recorded interest expense related to unrecognized tax provision of $54 in fiscal 2008 and no expense for penalties.
7. Earnings Per Share
          A basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.

F19

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
7. Earnings Per Share — Continued
          The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	May 3,	April 28,	April 29,
	2008	2007	2006
Numerator — net income	$39,754	$26,084	$17,049

Denominator:
Denominator for basic earnings per share-weighted average shares	37,069	36,328	36,259
Dilutive potential common shares-employee and director stock options	424	315	204

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	37,493	36,643	36,463

Basic and diluted net income per share:
Basic income per share	$1.07	$0.72	$0.47
Diluted net income per share	$1.06	$0.71	$0.47
          Options to purchase 35,296, 370,506 and 772,854 shares of common stock were outstanding at May 3, 2008, April 28, 2007 and April 29, 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been antidilutive.
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
          At May 3, 2008 and April 28 2007, we had accruals, primarily based upon independent engineering studies, for environmental matters of $2,580 and $2,394, respectively, of which $600 was classified in other accrued expenses and the remainder was included in other liabilities. We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.
          In fiscal 2008, we spent $387 on remediation cleanups and related studies compared with $591 in 2007 and $376 in 2006. The costs associated with environmental matters as they relate to day-to-day activities were not material.

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
10. Material Customers
          Sales to three customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business. Net sales to these three customers approximated 25.1%, 13.8% and 9.4% of consolidated net sales in fiscal 2008; 27.3%, 16.5% and 13.6% of consolidated net sales in fiscal 2007 and 27.5%, 21.1% and 16.2% of consolidated net sales in fiscal 2006. Sales of PODS sensor pads to one of these customers were 9.4%, 13.4% and 15.5% of consolidated net sales in fiscal 2008, 2007 and 2006, respectively.
          At May 3, 2008 and April 28, 2007, accounts receivable from customers in the automotive industry were approximately $49,774 and $59,432, respectively, which included $22,888 and $23,261, respectively, at our Maltese subsidiary. Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers generally have been within management’s expectation.
11. Line of Credit
          We have an agreement with our primary bank for a committed $75,000 revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. This facility, which expires January 31, 2011, bears interest at (a) LIBOR plus 0.375% to 0.625% depending on certain financial ratios or (b) the higher of the Federal Funds Rate plus 1/2 of 1% or the bank’s prime rate. The facility also includes a fee ranging from 0.08% to 0.15% of the unused balance, depending on certain financial ratios. The facility requires that we maintain a minimum consolidated net worth equal to $241,000 plus 50% of consolidated net income earned in each fiscal quarter, with no deduction for a net loss in any quarter ($277,470 at May 3, 2008), and maintain consolidated fixed charge coverage, as defined, of not less than 1.50:1.00. We were in compliance at May 3, 2008. We have never borrowed against this facility.
12. Segment Information and Geographic Area Information
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
          The Automotive segment supplies electronic and electromechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers, including control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components. Automotive segment net sales included customer-tooling sales of $9,069, $3,197 and $9,519 in fiscal year 2008, 2007 and 2006, respectively. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy electronic Interconnect products. As a result, we recorded a restructuring charge of $5,159 million for the fiscal year ended May 3, 2008. We recorded $2,027 million of restructuring and impairment costs in the third quarter of fiscal 2007 relating to the closing of our Scotland automotive parts manufacturing plant and transferred all production lines from that facility to our automotive parts

F21

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information and Geographic Area Information — Continued
manufacturing operation in Malta.
          The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets. Solutions include solid-state field effect interface panels, PC and express card packaging, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components. On January 24, 2008, we announced our decision to discontinue producing certain legacy electronic Interconnect products. As a result, we recorded a restructuring charge of $0.7 million.
          In fiscal 2008, we changed the name of our power segment from “Power Distribution” to “Power Products” to more clearly reflect the activities of the segment. The Power Products segment, manufactures current-carrying laminated bus devices, custom power-product assemblies; powder coated bus bars, braided flexible cables and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor solutions, aerospace and military.
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

F22

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information and Geographic Area Information — Continued
          The table below presents information about our reportable segments:

	Fiscal Year Ended May 3, 2008
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$362,165	$137,239	$46,839	$6,982	$2,152	$551,073
Transfers between segments	(69)	(979)	(1,023)	(81)	(2,152)	—

Net sales to unaffiliated customers	$362,096	$136,260	$45,816	$6,901	$—	$551,073

Segment income (loss) before restructuring charge	$59,783	$5,268	$8,546	$(1,798)		$71,799

Restructuring	(4,487)	(672)	—	—		(5,159)

Segment income (loss) including restructuring charge	$55,296	$4,596	$8,546	$(1,798)		$66,640

Corporate expenses, net						(17,163)

Income before income taxes and cumulative effect of accounting change						$49,477

Depreciation and amortization	$19,007	$6,257	$1,409	$602		$27,275

Corporate depreciation and amortization						884

						$28,159

Indentifiable assets	$185,905	$134,412	$37,063	$7,332		$364,712

General corporate assets						105,919

Total assets						$470,631

F23

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information and Geographic Area Information — Continued
          The table below presents information about our reportable segments:

	Fiscal Year Ended April 28, 2007
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$315,691	$83,221	$43,398	$7,715	$1,598	$448,427
Transfers between segments	—	(1,082)	(402)	(114)	(1,598)	—

Net sales to unaffiliated customers	$315,691	$82,139	$42,996	$7,601	$—	$448,427

Segment income (loss) before restructuring charge	$29,328	$9,264	$8,845	$(321)	$—	$47,116

Restructuring	(2,027)	—	—	—	—	(2,027)

Segment income (loss) including restructuring charge	$27,301	$9,264	$8,845	$(321)		$45,089

Corporate expenses, net						(9,314)

Income before income taxes and cumulative effect of accounting change						$35,775

Depreciation and amortization	$18,927	$3,122	$585	$475		$23,109

Corporate depreciation and amortization						514

						$23,623

Indentifiable assets	$197,107	$119,979	$22,979	$7,799		$347,864

General corporate assets						63,876

Total assets						$411,740

F24

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information and Geographic Area Information — Continued
          The table below presents information about our reportable segments:

	Fiscal Year Ended April 29, 2006
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$315,729	$69,653	$30,899	$6,959	$1,625	$421,615
Transfers between segments	—	(1,419)	(16)	(190)	(1,625)	—

Net sales to unaffiliated customers	$315,729	$68,234	$30,883	$6,769	$—	$421,615

Segment income (loss) before restructuring charge	$36,080	$6,043	$2,953	$(1,236)	$—	$43,840

Restructuring	—	—	—	—	—	—

Segment income (loss) including restructuring charge	$36,080	$6,043	$2,953	$(1,236)		$43,840

Corporate expenses, net						(11,471)

Income before income taxes and cumulative effect of accounting change						$32,369

Depreciation and amortization	$19,197	$2,155	$463	$545		$22,360

Corporate depreciation and amortization						486
						$22,846

Indentifiable assets	$217,561	$35,456	$19,301	$7,826		$280,144

General corporate assets						94,439

Total assets						$374,583

F25

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
12. Segment Information and Geographic Area Information — Continued
          The following table sets forth certain geographic financial information for fiscal years ended May 3, 2008, April 28, 2007 and April 28, 2006. Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	May 3,	April 28,	April 29,
	2008	2007	2006
Net Sales:
North American	$356,240	$305,232	$312,858
Asia Pacific	51,915	30,141	14,946
Malta	127,880	75,425	57,062
Europe, excluding Malta	15,038	37,629	36,749

	$551,073	$448,427	$421,615

Income (loss) before income taxes and cumulative effect of accounting change:
North American	$26,922	$22,873	$28,309
Asia Pacific	4,598	1,346	(2,712)
Europe	15,633	8,128	4,666
Income and expenses not allocated	2,324	3,428	2,106

	$49,477	$35,775	$32,369

Property, Plant and Equipment:
United States	$35,921	$48,097	$50,615
Mexico	7,149	564	577
Asia Pacific	11,847	8,893	9,712
Malta	29,255	23,434	19,648
Europe, excluding Malta	6,108	5,869	9,945

	$90,280	$86,857	$90,497

F26

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
13. Lease Commitments
          We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2013. Rental expense under non-cancelable operating leases amounted to $4,032, $3,123 and $3,090 in fiscal years 2008, 2007 and 2006, respectively.
          Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2009	$2,435
2010	1,479
2011	609
2012	528
2013	422
14. Pre-Production Costs Related to Long-Term Supply Arrangements
          We incur pre-production tooling costs related to the products produced for our customers under long-term supply agreements. We had $8,211 and $10,013 as of fiscal year ended May 3, 2008 and April 28, 2007, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in our work-in-process inventory in the consolidated balance sheets. Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.
15. Summary of Quarterly Results of Operations (Unaudited)
          The following is a summary of unaudited quarterly results of operations for the two years ended May 3, 2008 and April 28, 2007:

	Fiscal Year 2008
	Quarter Ended
	July 28	October 27	February 2	May 3
Net sales	$125,009	$133,239	$138,465	$154,360
Gross profit	26,674	27,339	29,433	39,272
Net income before cumulative effect of a change in accounting	8,272	8,806	9,757	12,919
Net income	8,272	8,806	9,757	12,919
Net income per basic common share	0.22	0.24	0.26	0.35

	Fiscal Year 2007
	Quarter Ended
	July 29	October 28	January 27	April 28
Net sales	$103,571	$108,516	$105,412	$130,928
Gross profit	19,611	19,272	20,078	29,552
Net income before cumulative effect of a change in accounting	4,259	4,888	4,704	12,132
Net income	4,360	4,888	4,704	12,132
Net income per basic common share	0.12	0.13	0.13	0.34
          The third and fourth quarter of fiscal 2008 include a pre-tax restructuring charges of $450 and $4,709, respectively, relating to a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic connector products.

F27

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except per share data)
15. Summary of Quarterly Results of Operations (Unaudited) — Continued
          Quarter ended February 2, 2008 includes 14 weeks of activity due to the timing of our fiscal calendar.
          Third quarter fiscal 2007 results include a restructuring charge of $2,027 for the closing of our Scotland facility.

F28

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
(in thousands)

COL. A	COL. B	COL. C			COL. D.		COL. E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts—		Deductions—		End of
Description	of Period	Expenses	Describe		Describe		Period

YEAR ENDED MAY 3, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,231	$195	$45	(1)	$162	(2)	$2,309
Deferred tax valuation allowance	25,762	3,892	1,510	(1)			31,164

YEAR ENDED APRIL 28, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,752	$372	$140	(1)	$2,032	(2)	$2,231
Deferred tax valuation allowance	25,187	298	277	(1)			25,762

YEAR ENDED APRIL 29, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,655	$2,109	$28	(1)	$40	(2)	$3,752
Deferred tax valuation allowance	20,572	4,510	105	(1)			25,187

(1)	Impact of foreign currency translation.

(2)	Uncollectible accounts written off, net of recoveries.

F29

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)

3.2	Bylaws of Registrant, as amended and currently in effect (17)

4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)

4.2	Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (2)

10.1*	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)

10.2*	Methode Electronics, Inc. 2000 Stock Plan (4)

10.3*	Methode Electronics, Inc. 2004 Stock Plan (5)

10.4*	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) under the 2000 Stock Plan (6)

10.5	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Thereto (7)

10.6	Amendment to Credit Agreement dated as of November 2005 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Thereto (6)

10.7*	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Outside Director) under the 2004 Stock Plan (8)

10.8*	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Performance Based) under the 2004 Stock Plan (8)

10.9	Amendment to Credit Agreement dated as of January 31, 2006, among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Thereto (9)

10.10*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (10)

10.11*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (10)

10.12*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Thomas D. Reynolds (10)

10.13*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Paul E. Whybrow (10)

10.14*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Theodore P. Kill (11)

10.15*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (11)

10.16*	First Amendment to Methode Electronics, Inc. 2000 Stock Plan effective as of December 14, 2006 (12)

10.17*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (12)

10.18*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (12)

10.19	Securities Purchase Agreement dated as of February 28, 2007 between Methode Electronics, Inc. and Gemtron Corporation (13)

10.20	Waiver and Amendment dated as of February 28, 2007 among Methode Electronics, Inc., the Borrower, Bank of America, N.A., as Administrative Agent, and L/C Issuer, and The Other Lenders Party Thereto (14)

10.21*	Amended Cash Bonus Agreement effective as of April 6, 2007 between Methode Electronics, Inc. and Donald W. Duda (15)

10.22*	Amended and Restated Restricted Stock Unit Award Agreement (Executive

Exhibit
Number	Description

Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (15)

10.23*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (15)

10.24*	Methode Electronics, Inc. 2007 Stock Plan (16)

10.25*	Methode Electronics, Inc. 2007 Cash Incentive Plan (16)

10.26*	Form Performance Based RSA Award Agreement (16)

10.27*	Form Annual Cash Bonus Award Agreement (16)

10.28*	Form RSA Tandem Cash Award Agreement (16)

10.29*	Form Director RSA Award Agreement (16)

10.30*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (18)

21	Subsidiaries of Methode Electronics, Inc.

23	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2005, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2004, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 8-K filed August 11, 2006, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 10-Q for the three months ended January 27, 2007, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 8-K filed March 2, 2007, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 8-K filed March 12, 2007, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(16)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(17)	Previously filed with Registrant’s Form 8-K filed November 2, 2007, and incorporated herein by reference.

(18)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

*	Management Compensatory Plan