Form 10-Q
period 2008-08-02
METHODE ELECTRONICS INC
filed 2008-09-11
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 2, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816
METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Delaware	36-2090085

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At September 9, 2008, Registrant had 38,478,998 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
August 2, 2008

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 2, 2008	May 3, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$111,488	$104,716
Accounts receivable, net	74,172	85,805
Inventories:
Finished products	14,783	15,384
Work in process	18,821	20,715
Materials	21,825	19,850

	55,429	55,949
Deferred income taxes	8,885	8,730
Prepaid expenses and other current assets	7,557	6,028

TOTAL CURRENT ASSETS	257,531	261,228

PROPERTY, PLANT AND EQUIPMENT	314,482	308,264
Less allowances for depreciation	225,944	217,984

	88,538	90,280

GOODWILL	54,476	54,476
INTANGIBLE ASSETS, net	40,046	41,282
OTHER ASSETS	27,314	23,365

	121,836	119,123

	$467,905	$470,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$33,808	$42,810
Other current liabilities	33,598	34,313

TOTAL CURRENT LIABILITIES	67,406	77,123

OTHER LIABILITIES	14,635	13,833
DEFERRED COMPENSATION	5,483	6,890
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,281,965 and 38,225,379 shares issued as of August 2, 2008 and May 3, 2008, respectively	19,141	19,113
Unearned common stock issuances	(4,257)	(4,257)
Additional paid-in capital	70,865	69,953
Retained earnings	270,759	265,838
Accumulated other comprehensive income	30,116	28,381
Treasury stock, 702,708 shares as of August 2, 2008 and May 3, 2008	(6,243)	(6,243)

	380,381	372,785

	$467,905	$470,631

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	August 2, 2008	July 28, 2007
INCOME
Net sales	$134,514	$125,009
Other	733	146

	135,247	125,155

COSTS AND EXPENSES
Cost of products sold	105,430	98,335
Restructuring	4,917	—
Selling and administrative expenses	16,452	15,964

	126,799	114,299

Income from operations	8,448	10,856

Interest income, net	534	436
Other, net	(269)	(220)

Income before income taxes	8,713	11,072

Income taxes	1,897	2,800

NET INCOME	$6,816	$8,272

Amounts per common share:
Basic net income	$0.18	$0.22
Diluted net income	$0.18	$0.22

Cash dividends:
Common stock	$0.05	$0.05

Weighted average number of Common Shares outstanding:
Basic	37,198	36,993
Diluted	37,644	37,491
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	August 2, 2008	July 28, 2007
OPERATING ACTIVITIES
Net income	$6,816	$8,272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	5,942	4,746
Amortization of intangibles	1,372	1,330
Amortization of stock awards and stock options	792	426
Changes in operating assets and liabilities	(3,722)	4,735
Other	142	73

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,342	19,582

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,340)	(4,656)
Acquisition of businesses	—	(668)
Acquisition of technology licenses	(156)	(346)
Joint venture dividend	—	(1,000)
Other	63	(181)

NET CASH USED IN INVESTING ACTIVITIES	(3,433)	(6,851)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	103	1,016
Tax benefit from stock options and awards	46	129
Cash dividends	(1,895)	(1,884)

NET CASH USED IN FINANCING ACTIVITIES	(1,746)	(739)

Effect of foreign currency exchange rate changes on cash	609	186

INCREASE IN CASH AND CASH EQUIVALENTS	6,772	12,178

Cash and cash equivalents at beginning of period	104,716	60,091

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,488	$72,269

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
August 2, 2008
1. BASIS OF PRESENTATION
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries. The condensed consolidated financial statements and related disclosures as of August 2, 2008 and results of operations for the three months ended August 2, 2008 and July 28, 2007 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The May 3, 2008 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended May 3, 2008 filed with the SEC on July 17, 2008. Results may vary from quarter to quarter for reasons other than seasonality.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) on May 4, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS No. 157 are applied prospectively upon adoption and did not have a material impact on our condensed consolidated financial statements. The disclosures required by SFAS No. 157 are included in Note 12, “Fair Value Measurements,” to our condensed consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. We are currently assessing the impact of adopting SFAS No. 157 for non-financial assets and liabilities on our condensed consolidated financial statements.
     We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) as of May 4, 2008. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on our condensed consolidated financial statements.
     The Company adopted Emerging Issues Task Force (EITF) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) as of May 4, 2008. EITF No. 06-4 requires that endorsement split-dollar life insurance arrangements, which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” based on the substance of the agreement with the employee. The adoption of EITF No. 06-4 had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests. SFAS No. 141R also provides disclosure requirements related to business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. SFAS No. 141R will be applied

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
2. RECENT ACCOUNTING PROUNCEMENTS — Continued
prospectively to business combinations with an acquisition date on or after the effective date. This statement will generally affect acquisitions occurring after the adoption date.
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS No. 160 does not change the criteria for consolidating a partially owned entity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. The provisions of SFAS No. 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. We do not expect the adoption of SFAS No. 160 to have a material impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. We do not believe the adoption of SFAS No. 161 will have a material impact our condensed consolidated financial statements.
3. RESTRUCTURING
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment. The Automotive and Interconnect restructuring is expected to be completed by the end of the fourth quarter of fiscal year 2009. We record the expense in the restructuring section of our condensed consolidated statement of income. We estimate that we will record additional pre-tax charges during the rest of fiscal year 2009 of between $10,000 and $15,000, of which $2,000 to $5,000 will relate to the termination of approximately 650 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services. We will continue to perform periodic impairment testing, if indicators exist, and will record any charges incurred as per SFAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ in the period when impairment is incurred.
     During the fiscal quarter ended August 2, 2008, we recorded a restructuring charge of $4,917, which consisted of $2,821 for employee severance, $1,550 in accelerated depreciation for buildings and improvements and machinery and equipment, $154 in inventory write-down and $392 relating to professional fees. As of August 2, 2008, we had an accrued restructuring liability of $4,417 reflected in the current liabilities section of our condensed consolidated balance sheet. We expect this liability to be paid out by the end of the fourth quarter of fiscal year 2009.
The table below reflects the activity for restructuring as of August 2, 2008:

	One-Time
	Employee	Asset	Other
	Benefits	Write-Downs	Costs	Total
FY 2008 restructuring charges	$3,355	$1,346	$458	$5,159
Payments and asset write-downs	(203)	(1,346)	(434)	(1,983)

Accrued balance at May 3, 2008	3,152	—	24	3,176
First Quarter FY 2009 restructuring charges	2,821	1,703	393	4,917
Payments and asset write-downs	(1,556)	(1,703)	(417)	(3,676)

Accrued balance at August 2, 2008	4,417	—	—	4,417

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
4. COMPREHENSIVE INCOME
     The components of our comprehensive income for the three months ended August 2, 2008 and July 28, 2007 include net income and adjustments to stockholders’ equity for foreign currency translations. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.
     The following table presents details of our comprehensive income:

	Three Months Ended
	August 2, 2008	July 28, 2007
Net income	$6,816	$8,272
Translation adjustment	1,735	(248)

Total comprehensive income	$8,551	$8,024

5. GOODWILL AND INTANGIBLE ASSETS
     In connection with the Power Products segment’s acquisition of Cableco Technologies in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. Additional goodwill of up to $4,257 may result from future contingent payments for this acquisition.
     On August 31, 2007, we acquired 100% of the assets of Value Engineered Products, Inc. (VEP) for $5,750 in cash, plus transaction costs of $79. VEP is a thermal management solutions provider, manufacturing heat sinks and related products for high-powered applications. These components complement our Power Products product offerings and, in some instances, are joined with bus bars to aid thermal management of power systems. The terms of the acquisition provide for an additional payment of up to a maximum of $1,000 if sales reach specified targets during the twelve-month period following the close. Based on preliminary estimates, we anticipate the additional payout will be approximately $750.
     Based on a third-party valuation report, we estimate the tangible net assets acquired in the VEP transaction had a fair value of $915. The fair values assigned to intangible assets acquired were $2,900 for customer relationships, $600 for trademarks, resulting in $1,414 of goodwill. The customer relationships acquired are being amortized over a period of approximately 16 years, which began in September 2007. The trademark intangible assets are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of the acquired business have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
5. GOODWILL AND INTANGIBLE ASSETS — Continued
     The following tables present details of the Company’s intangible assets:

	August 2, 2008
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$41,299	$20,137	$21,162
Patents and technology licenses	24,799	6,124	18,675
Covenants not to compete	2,480	2,271	209

Total	$68,578	$28,532	$40,046

	May 3, 2008
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$41,324	$19,168	$22,156
Patents and technology licenses	24,692	5,795	18,897
Covenants not to compete	2,480	2,251	229

Total	$68,496	$27,214	$41,282

     The intangible assets for customer relationships and agreements includes $2,059 and $2,278 as of August 2, 2008 and May 3, 2008, respectively, of net value assigned to a supply agreement with Delphi Corporation, acquired in our acquisition of the passive occupancy detection systems (PODS) business in August 2001. Delphi is currently operating under a bankruptcy petition filed on October 8, 2005. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for fiscal 2009 and each of the four succeeding fiscal years is as follows:

2009	$5,169
2010	4,996
2011	4,865
2012	3,941
2013	3,176
6. INCOME TAXES
     We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the three months ended August 2, 2008, we recognized $75 in interest and zero in penalties. We had approximately $859 for the payment of interest and zero for the payment of penalties accrued at August 2, 2008. The total unrecognized tax benefits as of August 2, 2008 was $5,770.
     We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months. We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $491.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the three month periods presented:

	Three Months Ended
	August 2,	July 28,
	2008	2007
Balance at the beginning of the period	38,225,379	37,950,829
Options exercised	18,189	87,149
Restricted stock awards vested	38,397	—

Balance at the end of the period	38,281,965	38,037,978
     We paid a quarterly dividend of $1,895 on August 2, 2008. We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.
     The following tables summarize the stock option activity and related information for the three months ended August 2, 2008:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 3, 2008	689,689	$10.26
Exercised	(18,189)	5.72
Forfeited	(16,821)	11.57

Outstanding at August 2, 2008	654,679	10.35

Options Outstanding and
Exercisable at August 2, 2008
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.12 - $7.69	161,025	$6.71	2.8
$8.08 - $11.64	353,305	10.58	2.6
$12.11 -$17.66	140,349	13.94	1.8

	654,679	10.35

     Prior to June 21, 2007, we had three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan. No options were granted under the Plans since the first quarter of fiscal 2005. As of August 2, 2008, we had 654,679 unexercised stock options, all of which are fully vested and have a term of ten years. There is no remaining unrecognized compensation expense relating to the stock options.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
     At the beginning of fiscal year 2009, there were 582,298 performance-based and time-based RSAs outstanding. The time-based RSAs vest in three equal annual installments from the grant date. All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to voting rights and to payment of dividends. During the three months ended August 2, 2008, we awarded 340,665 restricted stock awards. Of the shares granted, 24,000 shares vest immediately upon grant, 256,565 are performance-based RSAs and 60,100 are time-based RSAs.
     We recognized pre-tax compensation expense for RSAs of $792 and $425 in the three months ended August 2, 2008 and July 28, 2007, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of income.
The following table summarizes the RSA activity for the three months ended August 2, 2008:

Shares
Unvested at May 3, 2008	582,298
Awarded	340,665
Vested	(24,332)
Forfeited	—

Unvested at August 2, 2008	898,631

The table below shows the Company’s unvested RSAs at August 2, 2008:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	August 2, 2008	August 2, 2008
2006	832	3-year equal annual installments	10.84	—	—
2006	125,000	3-year cliff	12.42	—	—
2007	24,757	3-year equal annual installments	7.87	40	40
2007	227,750	3-year cliff	7.79	460	460
2008	38,954	3-year equal annual installments	14.97	280	280
2008	164,673	3-year cliff	15.14	1,615	1,615
2009	60,100	3-year equal annual installments	11.35	626	626
2009	256,565	3-year cliff	11.35	2,747	2,747
     At August 2, 2008, the aggregate unvested RSAs had a weighted average fair value of $11.35 and a weighted average vesting period of approximately 19 months.

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
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	August 2, 2008	July 28, 2007
Numerator — net income	$6,816	$8,272

Denominator:
Denominator for basic earnings per share-weighted-average shares	37,198	36,993
Dilutive potential common shares-employee stock options	446	498

Denominator for diluted earnings per share adjusted weighted- average shares and assumed conversions	37,644	37,491

Basic and diluted net income per share:
Basic	$0.18	$0.22
Diluted	$0.18	$0.22
     Options to purchase 286,624 shares of common stock at a weighted-average exercise price of $12.66 per share were outstanding as of August 2, 2008, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
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
     We report in four operating segments – Automotive, Interconnect, Power Products and Other. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment. During the three months ended August 2, 2008, we recorded a restructuring charge of $3,215 and $1,702 for the Automotive and Interconnect segments, respectively.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued
     The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets. Solutions include solid-state field effect interface panels, PC and express card packaging, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing of active and passive optical components.
     In fiscal 2008, we changed the name of our power segment from “Power Distribution” to “Power Products” to more clearly reflect the activities of the segment. The Power Products segment manufactures current-carrying laminated bus devices, custom power-product assemblies; powder coated bus bars, braided flexible cables and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor solutions, aerospace and military.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued
     The table below presents information about our reportable segments:

	Three Months Ended August 2, 2008
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$84,733	$35,718	$12,135	$2,223	$295	$134,514
Transfers between segments	—	(132)	(134)	(29)	(295)	—

Net sales to unaffiliated customers	$84,733	$35,586	$12,001	$2,194	$—	$134,514

Segment income (loss) before restructuring charge	$13,650	$2,123	$802	$(582)	$—	$15,993

Restructuring	(3,215)	(1,702)	—	—	—	(4,917)

Segment income (loss) including restructuring charge	$10,435	$421	$802	$(582)	$—	$11,076

Corporate expenses, net						(2,363)

Income before income taxes						$8,713

	Three Months Ended July 28, 2007
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated

Net sales	$82,862	$31,586	$9,335	$1,674	$448	$125,009
Transfers between segments	—	(178)	(256)	(14)	(448)	—

Net sales to unaffiliated customers	$82,862	$31,408	$9,079	$1,660	$—	$125,009

Segment income (loss) before restructuring charge	$11,741	$2,401	$1,849	$(275)	$—	$15,716

Restructuring	—	—	—	—	—	—

Segment income (loss) including restructuring charge	$11,741	$2,401	$1,849	$(275)	$—	$15,716

Corporate expenses, net						(4,644)

Income before income taxes						$11,072

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
11. PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
     We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements. We had $7,859 and $8,211 as of fiscal periods ended August 2, 2008 and May 3, 2008, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in our work-in-process inventory in the condensed consolidated balance sheets. Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.
12. FAIR VALUE MEASUREMENTS
     We adopted SFAS No. 157, “Fair Value Measurements” as of May 4, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.
     In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. We are currently assessing the impact of adopting SFAS No. 157 for non-financial assets and liabilities on our condensed consolidated financial statements.
     SFAS No. 157 also specifies a fair value hierarchy based upon the observation of inputs in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:
•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The adoption of SFAS No. 157 had no effect on our condensed consolidated financial position or results of operations. Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included:

12. FAIR VALUE MEASUREMENTS — Continued

	Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
Assets:	Value	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents (1)	$111,488	$111,488	$—	$—

Assets Related to Deferred Compensation Plan	$2,122	$—	$2,122	$—

Total Assets at Fair Value	$113,610	$111,488	$2,122	$—

Liabilities:

Deferred Compensation Plan	$2,046	$2,046	$—	$—

Total Liabilities at Fair Value	$2,046	$2,046	$—	$—

(1) Includes cash, money-market investments and certificates of deposit.
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
•	We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.

•	Because we derive approximately 63% of our revenues from the automotive segment, rising oil prices could adversely affect future results.

•	Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.

•	Because we derive approximately 63% of our revenues from the automotive industry, any downturns or challenges faced by this industry may have an adverse effect on our business, financial condition and operating results.

Cautionary Statement — Continued
•	Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

•	We are subject to intense pricing pressures in the automotive industry.

•	We are dependent on the availability and price of raw materials.

•	We face risks relating to our international operations.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	We may acquire businesses or divest of various business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.
     Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. We do not intend to update any forward-looking statement, all of which are expressly qualified by the foregoing. See Part I – Item A, Risk Factors of our latest Form 10-K for the fiscal year ended May 3, 2008, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.
Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, China, India and Singapore. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of our Form 10-K for the fiscal year ended May 3, 2008.
     Our components are found in the primary end markets of the automotive, information processing and networking equipment, voice and data communication systems, consumer electronics, appliance, aerospace vehicles and industrial equipment industries. Our products employ electronic and optical technologies to control and convey signals through sensors, interconnections and controls. Recent trends in the industries that we serve include:
•	continued customer migration to lower-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	rising raw material costs;

Overview — Continued
•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers; and rising interest rates.

•	decline in demand for less fuel-efficient trucks and SUVs.
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
     In response to pricing pressures, we continue to employ lean manufacturing processes, invest in and implement techniques to lower our costs in order to reduce or prevent margin erosion. We also have become more selective with regard to programs, in which we participate in order to reduce our exposure to lower-profit programs, and have transferred several automotive manufacturing lines, and identified additional lines to be transferred, from the U.S. to lower-cost countries.
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic Interconnect products. The Automotive and Interconnect restructuring is expected to be completed by the end of the fourth quarter of fiscal year 2009. During the fiscal quarter ended August 2, 2008, we recorded a restructuring charge of $4,917, which consisted of $2,821 for employee severance, $1,550 in accelerated depreciation for buildings and improvements and machinery and equipment, $154 for inventory write-down and $392 relating to professional fees. We record the expense in the restructuring section of our consolidated statement of income. We estimate that we will record additional pre-tax charges during the rest of fiscal 2009 of between $10,000 and $15,000, of which $2,000 to $5,000 will relate to the termination of approximately 650 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services. We will continue to perform periodic impairment testing and will record any charges incurred as per FASB 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ in the period when impairment is incurred.
Business Outlook
     Sales in fiscal 2009 are expected to decrease compared to fiscal 2008. Sales of Automotive segment products are expected to decline, as forecasted sales from North American automotive OEMs are lower and demand for less fuel-efficient trucks and sports utility vehicles continues to decline. We expect to significantly reduce sales to Chrysler due to our decision to discontinue manufacturing their unprofitable and marginally profitable legacy products. Sales of sensor pads for passive occupant-detection systems are expected to decline due to the lower North American automotive volumes. We expect growth in the Interconnect segment as increased sales of field-effect and optical products will offset lower sales of legacy Interconnect products related to our decision to exit this business. We also expect growth in our Power Products segment as we begin to benefit from the synergies related to the VEP and Tribotek acquisitions. In addition, our Power Products segment plans to expand geographically into Northern Africa. We expect this will enable the Power Products segment to further penetrate the European market. As the Interconnect segment transitions away from lower margin legacy products, new products, such as, field-effect user-interface panels, are expected to penetrate industrial, automotive and other transportation markets. These products are also being introduced into the European appliance market. Margins are expected to decrease in fiscal 2009 due to increasing material costs, customer pressure to reduce selling prices and weaker automotive sales. Margins in fiscal 2008 significantly benefited from price increases received from Chrysler on their legacy business.

The benefit of those price increases is expected to decrease significantly in fiscal 2009 as Chrysler is expected to complete the transition of their business to other suppliers.
Results of Operations for the Three Months Ended August 2, 2008 as Compared to the Three Months Ended July 28, 2007
Consolidated Results
Below is a table summarizing results for the three months ended:
(in millions)

	August 2,	July 28,
	2008	2007	Net Change	Net Change
Net sales	$134.5	$125.0	$9.5	7.6%
Other income	0.7	0.2	0.5	250.0%

	135.2	125.2	10.0	8.0%

Cost of products sold	105.4	98.3	7.1	7.2%

Gross margins (including other income)	29.8	26.9	2.9	10.8%

Restructuring	4.9	—	4.9	0.0%
Selling and administrative expenses	16.5	16.0	0.5	3.1%
Interest income, net	0.5	0.4	0.1	25.0%
Other, net	(0.2)	(0.2)	—	0.0%
Income taxes	1.9	2.8	(0.9)	-32.1%

Net income	$6.8	$8.3	$(1.5)	-18.1%

	August 2,	July 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.5%	0.2%
Cost of products sold	78.4%	78.6%
Gross margins (including other income)	22.2%	21.5%
Restructuring	3.6%	0.0%
Selling and administrative expenses	12.3%	12.8%
Interest income, net	0.4%	0.3%
Other, net	-0.1%	-0.2%
Income taxes	1.4%	2.2%
Net income	5.1%	6.6%
     Net Sales. Consolidated net sales increased $9.5 million, or 7.6%, to $134.5 million for the three months ended August 2, 2008 from $125.0 million for three months ended July 28, 2007. The increase primarily is due to strong sales from our Asian Interconnect businesses and the Interconnect segment’s Touchsensor business as well as strong sales from our Asian Power Products business. North American Automotive segment sales were favorably impacted by year over year net price increases of $3.9 million on what was previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment but, at the request of the customer, have agreed to continue to produce at higher prices. The North American net sales (including the price increases) were partially offset by weaker sales from our Asian automotive business. Translation of foreign operations net sales in the three months ended August 2, 2008 increased reported net sales by $3.9 million or 3.1% due to currency rate fluctuations.

Consolidated Results — Continued
     Other Income. Other income increased $0.5 million, or 250.0%, to $0.7 million for the three months ended August 2, 2008 from $0.2 million for three months ended July 28, 2007. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold increased $7.1 million, or 7.2%, to $105.4 million for the three months ended August 2, 2008 from $98.3 million for the three months ended July 28, 2007. The increase is due to the higher sales volumes. Consolidated cost of products sold as a percentage of sales was 78.4% for the three months ended August 2, 2008 and 78.6% for the three months ended July 28, 2007. The Automotive segment cost of products sold as a percentage of sales were favorably impacted by price increases during the first quarter of fiscal 2009.
     Gross Margins (including other income). Consolidated gross margins (including other income) increased $2.9 million, or 10.8%, to $29.8 million for the three months ended August 2, 2008 as compared to $26.9 million for the three months ended July 28, 2007. Gross margins as a percentage of net sales was 22.2% for the three months ended August 2, 2008 as compared to 21.5% for the three months ended July 28, 2007. The increase in gross margin as a percentage of sales is due to the Automotive segment price increases during the first quarter of fiscal 2009.
     Selling and Administrative Expenses. Selling and administrative expenses increased $0.5 million, or 3.1%, to $16.5 million for the three months ended August 2, 2008 compared to $16.0 million for the three months ended July 28, 2007. The increase relates to higher stock award amortization expense of $0.4 million and higher amortization expense related to intangible assets. Selling and administrative expenses as a percentage of net sales decreased to 12.3% in the three months ended August 2, 2008 from 12.8% for the three months ended July 28, 2007.
     Restructuring and Impairment Costs. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment. During the fiscal quarter ended August 2, 2008, we recorded a restructuring charge of $4.9 million ($3.3 million after tax), which consisted of $2.8 million for employee severance, $1.6 million for accelerated depreciation for buildings and improvements and machinery and equipment, $0.1 million for inventory write-down and $0.4 relating to professional fees.
     Interest Income, Net. Net interest income increased 25.0% in the three months ended August 2, 2008 to $0.5 million as compared to $0.4 million in the three months ended July 28, 2007. The average cash balance was $116.0 million during the three months ended August 2, 2008 as compared to $67.6 million during the three months ended July 28, 2007. The average interest rate earned in the three months ended August 2, 2008 was 1.98% compared to 3.02% in the three months ended July 28, 2007. The portfolio was weighted more heavily to tax-exempt investments in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The average interest rate earned includes both taxable interest and tax-exempt municipal interest. Interest expense was $0.1 million for both periods.
     Other, Net. Other, net was an expense of $0.2 million for both the three months ended August 2, 2008 and July 28, 2007. Other, net consists primarily of currency exchange gains and losses at the Company’s foreign operations. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
     Income Taxes. The effective income tax rate was 21.8% in the first quarter of fiscal 2009 compared with 25.3% in the first quarter of fiscal 2008. The effective tax rates for both fiscal 2009 and 2008 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.
     Net Income. Net income decreased $1.5 million, or 18.1%, to $6.8 million for the three months ended August 2, 2008 as compared to $8.3 million for the three months ended July 28, 2007 due to the restructuring charges and higher selling and administrative expenses, partially offset by automotive segment price increases. Net income as a percentage of sales decreased to 5.1% for the three months ended August 2, 2008 as compared to 6.6% for the three months ended July 28, 2007.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	August 2,	July 28,
	2008	2007	Net Change	Net Change
Net sales	$84.7	$82.9	$1.8	2.2%
Cost of products sold	67.6	66.5	1.1	1.7%

Gross margins	17.1	16.4	0.7	4.3%

Income before income taxes and restructuring	$13.7	$11.7	$2.0	17.1%

Restructuring	(3.2)	—	(3.2)	0.0%

Income before income taxes	$10.5	$11.7	$(1.2)	-10.3%

	August 2,	July 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	79.8%	80.2%
Gross margins	20.2%	19.8%
Income before income taxes and restructuring	16.2%	14.1%
Restructuring	-3.8%	0.0%
Income before income taxes	12.4%	14.1%
     Net Sales. Automotive segment net sales increased $1.8 million, or 2.2%, to $84.7 million for the three months ended August 2, 2008 from $82.9 million for the three months ended July 28, 2007. During the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, net sales increased in our Malta operation by 7.6% (predominately due to currency fluctuations), net sales declined slightly in our North American operations by 0.4% and net sales declined by 15.5% in our Asian operations. The decline in our Asian operation is due to lower demand for parts and components included in less fuel-efficient trucks and SUVs. North American sales were favorably impacted by year over year net price increases of $3.9 million on what was previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment but, at the request of the customer, have agreed to continue to produce at higher prices. We anticipate the exit of producing these products will be complete during the third or fourth quarter of fiscal 2009. Excluding the price increases, North American sales declined 8.7% during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due to lower demand in the U.S. automotive market. Translation of foreign operations net sales in the three months ended August 2, 2008 increased reported net sales by $3.5 million, or 4.2%, due to currency rate fluctuations.
     Cost of Products Sold. Automotive segment cost of products sold increased $1.1 million to $67.6 million for the three months ended August 2, 2008 from $66.5 for the three months ended July 28, 2007. The increase relates to higher sales volumes from our Malta operation. Automotive segment costs of products sold as a

Automotive Segment Results — Continued
percentage of sales decreased to 79.8% for the three months ended August 2, 2008 from 80.2% for the three months ended July 28, 2007. Automotive segment cost of products sold as a percentage of sales was favorably impacted by price increases and the higher sales from our Malta operation which has a lower cost of products sold as a percentage of sales as compared to our North American operations.
     Gross Margins. Automotive segment gross margins increased $0.7 million, or 4.3%, to $17.1 million for the three months ended August 2, 2008 as compared to $16.4 million for the three months ended July 28, 2007. Gross margins as a percentage of net sales increased to 20.2% for the three months ended August 2, 2008 from 19.8% for the three months ended July 28, 2007. The increase in gross profit as a percentage of sales is primarily due to the pricing increases and higher sales from our Malta operation.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. During the fiscal quarter ended August 2, 2008, we recorded a restructuring charge of $3.2 million, which consisted of $2.2 million for employee severance, $0.7 million for accelerated depreciation for buildings, building improvements and machinery and equipment and $0.3 million for professional fees. We expect the restructuring to be completed by the fourth quarter of fiscal 2009.
     Income Before Income Taxes. Automotive segment income before income taxes decreased $1.2 million, or 10.3%, to $10.5 million for the three months ended August 2, 2008 compared to $11.7 million for the three months ended July 28, 2007 due to restructuring expenses, partially offset by the price increases and increased sales and income from our Malta operation.
Interconnect Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	August 2,	July 28,
	2008	2007	Net Change	Net Change
Net sales	$35.6	$31.4	$4.2	13.4%
Cost of products sold	26.6	23.8	2.8	11.8%

Gross margins	9.0	7.6	1.4	18.4%

Income before income taxes and restructuring	$2.2	$2.4	$(0.2)	-8.3%

Restructuring	(1.7)	—	(1.7)	0.0%

Income before income taxes	$0.5	$2.4	$(1.9)	-79.2%

	August 2,	July 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	74.7%	75.8%
Gross margins	25.3%	24.2%
Income before income taxes and restructuring	6.2%	7.6%
Restructuring	-4.8%	0.0%
Income before income taxes	1.4%	7.6%
     Net Sales. Interconnect segment net sales increased $4.2 million, or 13.4%, to $35.6 million for the three months ended August 2, 2008 from $31.4 million for the three months ended July 28, 2007. The net sales increase was driven by strong sales from our Asian connector business and our TouchSensor business. Translation of foreign operations net sales in the three months ended August 2, 2008 increased reported net sales by $0.5 million, or 1.6%, due to currency rate fluctuations.

     Cost of Products Sold. Interconnect segment cost of products sold increased $2.8 million to $26.6 million for the three months ended August 2, 2008 compared to $23.8 million for the three months ended July 28, 2007. The majority of the increase is due to higher net sales. Interconnect segment cost of products sold as a percentage of net sales decreased to 74.7% for the three months ended August 2, 2008 compared to 75.8% for the three months ended July 28, 2007. The decrease in cost of products sold as a percentage of net sales is due to higher net sales from our Shanghai, China operation which has a lower cost of products sold as a percentage of sales as compared to our North American operations.
     Gross Margins. Interconnect segment gross margins increased $1.4 million, or 18.4%, to $9.0 million for the three months ended August 2, 2008 as compared to $7.6 million for the three months ended July 28, 2007. The increase is due to higher sales and favorable costs from our Shanghai, China operation. Gross margins as a percentage of net sales increased to 25.3% for the three months ended August 2, 2008 from 24.2% for the three months ended July 28, 2007.
     Restructuring. On January 24, 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment. During the fiscal quarter ended August 2, 2008, we recorded a restructuring charge of $1.7 million, which consisted of $0.6 million for employee severance, $0.9 million for accelerated depreciation for buildings, building improvements and machinery and equipment and $0.2 for inventory write-downs. We expect the restructuring to be completed by the fourth quarter of fiscal 2009.
     Income Before Income Taxes. Interconnect income before income taxes decreased $1.9 million, or 79.2%, to $0.5 million for the three months ended August 2, 2008 compared to $2.4 million for the three months ended July 28, 2007 due to higher amortization expense, restructuring charges, partially offset by higher gross margins.
Power Products Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	August 2,	July 28,
	2008	2007	Net Change	Net Change
Net sales	$12.0	$9.1	$2.9	31.9%
Cost of products sold	9.7	6.5	3.2	49.2%

Gross margins	2.3	2.6	(0.3)	-11.5%

Income before income taxes	$0.8	$1.8	$(1.0)	-55.6%

	August 2,	July 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	80.8%	71.4%
Gross margins	19.2%	28.6%
Income before income taxes	6.7%	19.8%
     Net Sales. Power Products segment net sales increased $2.9 million to $12.0 million for the three months ended August 2, 2008 from $9.1 million for the three months ended July 28, 2007. Net sales increased due to the VEP acquisition and strong sales from our Asian busbar business. Excluding VEP, the Power Products segment sales increased 20.9% in the three months ended August 2, 2008.

Power Products Segment Results — Continued
     Cost of Products Sold. Power Products segment cost of products sold increased $3.2 million, or 49.2%, to $9.7 million for the three months ended August 2, 2008 compared to $6.5 million for the three months ended July 28, 2007. The Power Products segment cost of products sold as a percentage of sales increased to 80.8% for the three months ended August 2, 2008 from 71.4% for the three months ended July 28, 2007. The increase is partially due to a product which became end of life at the end of fiscal 2008 and had a lower cost as a percentage of sales than the remaining sales during the first quarter of fiscal 2009. In addition, we experienced material price increases in our busbar businesses, as well as, increased shipping and distribution costs.
     Gross Margins. Power Products segment gross margins decreased $0.3 million, or 11.5%, to $2.3 million for the three months ended August 2, 2008 as compared to $2.6 million for the three months ended July 28, 2007. Gross margins as a percentage of net sales decreased to 19.2% for the three months ended August 2, 2008 from 28.6% for the three months ended July 28, 2007. The decrease is due to a product which became end of life at the end of fiscal 2008 and had higher gross margins than the remaining sales and gross margins during the first quarter of fiscal 2009. We also experienced increased cost for material and labor as well as shipping and distribution costs.
     Income Before Income Taxes. Power Products segment income before income taxes decreased by $1.0 million or 55.6% to $0.8 million for the three months ended August 2, 2008 from $1.8 million for the three months ended July 28, 2007 due to decreased sales of products which became end of life at the end of fiscal year 2008, higher material, labor and shipping costs, higher commission expense and expenses related to Tribotek, which was acquired on March 30, 2008.
Other Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	August 2,	July 28,
	2008	2007	Net Change	Net Change
Net sales	$2.2	$1.7	$0.5	29.4%
Cost of products sold	2.0	1.5	0.5	33.3%

Gross margins	0.2	0.2	0.0	0.0%

Loss before income taxes	$(0.6)	$(0.3)	$(0.3)	100.0%

	August 2,	July 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	90.9%	88.2%
Gross margins	9.1%	11.8%
Loss before income taxes	-27.3%	-17.6%
     Net Sales. The Other segment net sales increased $0.5 million to $2.2 million for the three months ended August 2, 2008 as compared to $1.7 million for the three months ended July 28, 2007. Net sales from our torque-sensing business increased 229.0% and net sales from our testing facilities increased 11.2% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.
     Cost of Products Sold. Other segment cost of products sold increased $0.5 million to $2.0 million for the three months ended August 2, 2008 compared to $1.5 million for the three months ended July 28, 2007. The majority of the increase is due to continued investment initiatives in our torque-sensing business.

     Gross Margins. The Other segment gross margins were $0.2 million for both the three months ended August 2, 2008 and July 28, 2007. Gross margins were flat in the first quarter of fiscal 2009 due to the increased sales for both the torque-sensing business and the testing facilities, offset by increased investments in our torque-sensing business.
     Loss Before Income Taxes. The Other segment loss before income taxes was $0.6 million for the three months ended August 2, 2008 compared to $0.3 million for the three months ended July 28, 2007. The increase in the loss before income taxes is due to additional support staff for our testing facilities in the first quarter of fiscal 2009.
Liquidity and Capital Resources
     We have historically financed our cash requirements through cash flows from operations. We are currently pursuing opportunities to expand our business through acquisitions. If we are successful, our cash position will be reduced. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations. We have an agreement with our primary bank for a committed $75.0 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At August 2, 2008, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     At August 2, 2008, approximately $9.7 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.965 per unit as of August 2, 2008. We recorded a two-thousand dollar loss on the net asset value (NAV) during the quarter. Subsequent to our August 2, 2008 first quarter-end and through September 11, 2008, the date of our first quarter fiscal year 2009 10-Q filing, we have received additional cash redemptions of $1.9 million at $0.964 per unit, leaving the new principal balance at $7.8 million.
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
     Net cash provided by operating activities decreased $8.3 million, or 42.3%, to $11.3 million for the first three months of fiscal 2009 compared to $19.6 million in the first three months of fiscal 2008. Our net income decreased $1.5 million, or 18.1%, to $6.8 million in the first three months of fiscal 2009 compared to $8.3 million for the first three months of fiscal 2008. In the first quarter of fiscal 2008, we received a significant prepayment from a customer for products that were delivered during the fiscal year. The primary factor in the Company’s ability to generate cash from operations is our net income.  Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements.
     Net cash used in investing activities during the first three months of fiscal 2009 was $3.4 million compared to $6.9 million for the first three months of fiscal 2008. Purchases of plant and equipment was $3.3 million and $4.7 million for the first three months of fiscal 2009 and 2008, respectively. In the first three months of fiscal 2008, we made additional payments of $1.0 million relating to purchase price adjustments relating to the TouchSensor acquisition and a contingent payment of $0.3 million related to the acquisition of Cableco Technologies. Additionally, a dividend payment of $1.0 million was paid in the first three months of fiscal 2008 relating to our automotive joint venture.

Liquidity and Capital Resources — Continued
     Net cash used in financing activities during the first three months in fiscal 2009 was $1.7 million compared with $0.7 million in the first three months of fiscal 2008. Proceeds from the exercise of stock options decreased $1.0 million to $0.1 million for the first three months of fiscal 2009 as compared to $1.0 million in the first three months of fiscal 2008.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.1 million for both periods ended August 2, 2008 and May 3, 2008. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $15.8 million at August 2, 2008 and $15.1 million at May 3, 2008.
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
     There have been no changes in our internal control over financial reporting during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
c)	Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs
May 4, 2008 through May 31, 2008	—	—	—	—

June 1, 2008 through July 5, 2008	—	—	—	—

July 6, 2008 through August 2, 2008	122	$11.54	—	—

	122	$11.54	—	—

(1)	The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

Dated: September 11, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350