Form 10-Q
period 2008-11-01
METHODE ELECTRONICS INC
filed 2008-12-09
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 1, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816
METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Delaware	36-2090085

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At December 9, 2008, Registrant had 37,838,970 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
November 1, 2008

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 1, 2008	May 3, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,806	$104,305
Accounts receivable, net	73,599	85,805
Inventories:
Finished products	17,369	15,384
Work in process	17,681	20,715
Materials	32,993	19,850

	68,043	55,949
Deferred income taxes	8,485	8,730
Prepaid expenses and other current assets	6,082	6,028

TOTAL CURRENT ASSETS	209,015	260,817

PROPERTY, PLANT AND EQUIPMENT	288,166	308,264
Less allowances for depreciation	207,762	217,984

	80,404	90,280

GOODWILL	68,085	54,476
INTANGIBLE ASSETS, net	54,184	41,282
OTHER ASSETS	26,144	23,365

	148,413	119,123

	$437,832	$470,220

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$32,922	$42,810
Other current liabilities	25,654	33,902

TOTAL CURRENT LIABILITIES	58,576	76,712

OTHER LIABILITIES	17,211	13,833
DEFERRED COMPENSATION	4,561	6,890
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,283,075 and 38,225,379 shares issued as of November 1, 2008 and May 3, 2008, respectively	19,141	19,113
Unearned common stock issuances	(4,257)	(4,257)
Additional paid-in capital	71,682	69,953
Retained earnings	270,826	265,838
Accumulated other comprehensive income	11,472	28,381
Treasury stock, 1,342,588 and 702,708 shares as of November 1, 2008 and May 3, 2008, respectively	(11,380)	(6,243)

	357,484	372,785

	$437,832	$470,220

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
INCOME
Net sales	$121,304	$133,239	$255,818	$258,248
Other	959	527	1,692	673

	122,263	133,766	257,510	258,921

COSTS AND EXPENSES
Cost of products sold	97,815	105,900	203,245	204,235
Restructuring	6,284	—	11,201	—
Selling and administrative expenses	18,650	16,107	35,102	32,071

	122,749	122,007	249,548	236,306

Income/(loss) from operations	(486)	11,759	7,962	22,615

Interest income, net	469	611	1,003	1,047
Other, net	1,853	(941)	1,584	(1,161)

Income before income taxes	1,836	11,429	10,549	22,501

Income taxes/(benefit)	(865)	2,623	1,032	5,423

NET INCOME	$2,701	$8,806	$9,517	$17,078

Amounts per common share:
Basic net income	$0.07	$0.24	$0.26	$0.46
Diluted net income	$0.07	$0.24	$0.25	$0.46

Cash dividends:
Common stock	$0.07	$0.05	$0.12	$0.10

Weighted average number of Common Shares outstanding:
Basic	37,068	37,079	37,120	37,033
Diluted	37,551	37,467	37,584	37,476
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	November 1, 2008	October 27, 2007
OPERATING ACTIVITIES
Net income	$9,517	$17,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	12,489	9,939
Impairment of assets	3,177	—
Amortization of intangibles	3,052	2,739
Amortization of stock awards and stock options	1,605	1,602
Changes in operating assets and liabilities	(1,160)	10,587
Other	735	174

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,415	42,119

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,557)	(10,082)
Proceeds from sale of building	—	960
Acquisition of businesses	(56,785)	(7,350)
Acquisition of technology licenses	(225)	(346)
Joint venture dividend	—	(1,000)
Other	(209)	(346)

NET CASH USED IN INVESTING ACTIVITIES	(66,776)	(18,164)

FINANCING ACTIVITIES
Repurchase of common stock	(5,137)	—
Proceeds from exercise of stock options	110	1,145
Tax benefit from stock options and awards	46	190
Cash dividends	(4,528)	(3,781)

NET CASH USED IN FINANCING ACTIVITIES	(9,509)	(2,446)

Effect of foreign currency exchange rate changes on cash	(4,629)	1,250

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(51,499)	22,759

Cash and cash equivalents at beginning of period	104,305	60,091

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,806	$82,850

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
November 1, 2008
1. BASIS OF PRESENTATION
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries. The condensed consolidated financial statements and related disclosures as of November 1, 2008 and results of operations for the three months and six months ended November 1, 2008 and October 27, 2007 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The May 3, 2008 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended May 3, 2008 filed with the SEC on July 17, 2008. Results may vary from quarter to quarter for reasons other than seasonality.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of May 4, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS No. 157 are applied prospectively upon adoption and did not have a material impact on our condensed consolidated financial statements. The disclosures required by SFAS No. 157 are included in Note 12, “Fair Value Measurements,” to our condensed consolidated financial statements.
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
     We adopted Emerging Issues Task Force (EITF) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) as of May 4, 2008. EITF No. 06-4 requires that endorsement split-dollar life insurance arrangements, which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principle Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” based on the substance of the agreement with the employee. The adoption of EITF No. 06-4 had no impact on our condensed consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. We do not believe the adoption of SFAS No. 161 will have a material impact on our condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This provision of FSP 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our financial position, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’ ”. We do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.
3. RESTRUCTURING
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment. The Automotive and Interconnect restructuring is expected to be completed during fiscal 2010. We record the expense in the restructuring section of our condensed consolidated statement of income. We estimate that we will record additional pre-tax charges through fiscal 2010 of between $5,000 and $10,000, of which $2,000 to $3,000 will relate to the termination of approximately 550 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services. During the second quarter of fiscal 2009, we recorded impairment charges on our fixed assets of $2,705 and $472 for the Automotive and Interconnect segments, respectively. Based on the rules of SFAS No. 144, we concluded that the future estimated cash flows did not support the current net book values of the assets (before the impairment adjustment) due to lower forecasted sales in the Automotive and Interconnect segments. We will continue to perform periodic impairment testing, if indicators exist, and will record any charges incurred as per SFAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”)’ in the period when impairment is incurred.
     During the fiscal quarter ended November 1, 2008, we recorded a restructuring charge of $6,284, which consisted of $1,609 for employee severance, $4,350 in impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $325 relating to professional fees. As of November 1, 2008, we

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
3. RESTRUCTURING — Continued
had an accrued restructuring liability of $5,297 reflected in the current liabilities section of our condensed consolidated balance sheet. We expect the majority of this liability to be paid out during fiscal 2010.
     During the six months ended November 1, 2008, we recorded a restructuring charge of $11,201, which consisted of $4,430 for employee severance, $5,900 in impairments and accelerated depreciation for buildings and improvements and machinery and equipment, $153 in inventory write-downs and $718 relating to professional fees.
The table below reflects the activity for restructuring as of November 1, 2008:

	One-Time
	Employee	Asset	Other
	Benefits	Write-Downs	Costs	Total
FY 2008 restructuring charges	$3,355	$1,346	$458	$5,159
Payments and asset write-downs	(203)	(1,346)	(434)	(1,983)

Accrued balance at May 3, 2008	3,152	—	24	3,176

First Quarter FY 2009 restructuring charges	2,821	1,703	393	4,917
Payments and asset write-downs	(1,556)	(1,703)	(417)	(3,676)

Accrued balance at August 2, 2008	4,417	—	—	4,417

Second Quarter FY 2009 restructuring charges	1,609	4,350	325	6,284
Payments and asset write-downs	(729)	(4,350)	(325)	(5,404)

Accrued balance at November 1, 2008	5,297	—	—	5,297

4. COMPREHENSIVE INCOME/(LOSS)
     The components of our comprehensive income/(loss) for the three months and six months ended November 1, 2008 and October 27, 2007 include net income and adjustments to stockholders’ equity for foreign currency translations. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.
     The following table presents details of our comprehensive income/(loss):

	Three Months Ended		Six Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Net income	$2,701	$8,806	$9,517	$17,078
Translation adjustment	(18,644)	4,309	(16,909)	4,061

Total comprehensive income/(loss)	$(15,943)	$13,115	$(7,392)	$21,139

5. GOODWILL AND INTANGIBLE ASSETS
     We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations could result in significant

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
5. GOODWILL AND INTANGIBLE ASSETS — Continued
impairment charges, which could have a material adverse effect on our business, financial condition and results of operations.
     One potential indicator of goodwill and other intangible asset impairment is whether our fair value, as measured by our market capitalization, has remained below our net book value for a significant period of time. During the second quarter of fiscal 2009, the lowest closing price of our common stock was $6.11, as reported by the New York Stock Exchange, which corresponds to a market capitalization of approximately $231,197, compared to our November 1, 2008 net book value of approximately $357,484. Based on this event and general business declines, including the Automotive segment, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units. We have not yet completed “step two” of the impairment test, and, as of the filing of this 10-Q, impairment is possible but is not reasonably estimable. The amount of goodwill associated to these reporting units is $29,237.
     In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2009, events and circumstances indicated that $15,192 million of identifiable intangible assets of the TouchSensor business might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.
     On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53,639 in cash. We also incurred $2,367 in transaction costs related to the purchase. Hetronic is a global leader in industrial safety radio remote controls with locations in the U.S., Malta, the Philippines and Germany. Hetronic is represented in 45 countries by direct sales associates, licensed partners, distributors and representatives. Hetronic provides application specific and standard controls to many different industries, such as material handling, transportation, mining, military, agriculture and construction.
     On a preliminary basis, based on a third-party valuation report, the tangible net assets acquired had a fair value of $27,265. The fair values assigned to intangible assets acquired were $11,430 for customer relationships, $2,700 for the trade name and trademarks, $1,500 for technology valuation, and $260 for non-compete, resulting in $12,851 of goodwill. The customer relationships, technology valuation and non-compete will be amortized over 5 to approximately 12 years. The trade name and trademarks are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of Hetronic have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition. Based on the nature of the Hetronic business, a significant portion of their inventory is raw material. This is the primary reason why the total company consolidated raw material inventory increased as of November 1, 2008 as compared to April 28, 2008.
     In connection with the Power Products segment’s acquisition of Cableco Technologies in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. Additional goodwill of up to $4,257 may result from future contingent payments for this acquisition.
     On August 31, 2007, we acquired 100% of the assets of Value Engineered Products, Inc. (VEP) for $5,750 in cash, plus transaction costs of $79. VEP is a thermal management solutions provider, manufacturing heat sinks and related products for high-powered applications. These components complement our Power Products product offerings and, in some instances, are joined with bus bars to aid thermal management of power systems. The terms of the acquisition provided for an additional payment of up to a maximum of $1,000 if sales reached specified targets during the twelve-month period following the close. The final payout was $758, recorded in the second quarter of fiscal 2009.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
5. GOODWILL AND INTANGIBLE ASSETS — Continued
     Based on a third-party valuation report, the tangible net assets acquired in the VEP transaction had a fair value of $915. The fair values assigned to intangible assets acquired were $2,900 for customer relationships, $600 for trademarks, resulting in $2,172 of goodwill. The customer relationships acquired are being amortized over a period of approximately 16 years, which began in September 2007. The trademark intangible assets are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of the acquired business have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition.
     The following tables present details of the Company’s intangible assets:

	as of November 1, 2008
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$52,517	$21,324	$31,193
Patents and technology licenses	29,077	6,531	22,546
Covenants not to compete	2,740	2,295	445

Total	$84,334	$30,150	$54,184

	as of May 3, 2008
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$41,324	$19,168	$22,156
Patents and technology licenses	24,692	5,795	18,897
Covenants not to compete	2,480	2,251	229

Total	$68,496	$27,214	$41,282

     The intangible assets for customer relationships and agreements includes $1,840 and $2,278 as of November 1, 2008 and May 3, 2008, respectively, of net value assigned to a supply agreement with Delphi Corporation. Delphi is currently operating under a bankruptcy petition filed on October 8, 2005. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for fiscal 2009 and each of the four succeeding fiscal years is as follows:

2009	$7,570
2010	8,496
2011	7,340
2012	5,671
2013	4,415
6. INCOME TAXES
     We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the three months and six months ended November 1, 2008, we recognized $75 and $42 in interest, respectively and zero in penalties. We had approximately $901 for the payment of interest and zero for the payment of penalties accrued at November 1, 2008. The total unrecognized tax benefits as of November 1, 2008 was $5,770.
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
within twelve months of the end of the quarter. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $493.
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
7. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the six month period presented:

	Six Months Ended
	November 1,	October 27,
	2008	2007
Balance at the beginning of the period	38,225,379	37,950,829
Options exercised	19,089	100,730
Restricted stock awards vested	38,607	46,967

Balance at the end of the period	38,283,075	38,098,526

     We paid quarterly dividends of $2,633 and $1,895 on October 31, 2008 and August 1, 2008, respectively. We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business. Our Board of Directors approved a stock repurchase plan on September 18, 2008 to repurchase up to 3,000,000 shares. The plan expires at the end of fiscal 2010. There were 639,880 shares purchased during the second quarter of fiscal 2009 at an average price of $8.03 per share.
     The following tables summarize the stock option activity and related information for the six months ended November 1, 2008:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 3, 2008	689,689	$10.26
Exercised	(19,089)	5.90
Forfeited	(15,921)	11.68

Outstanding at November 1, 2008	654,679	10.35

Options Outstanding and
Exercisable at November 1, 2008
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.12 - $7.69	161,025	$6.71	2.5
$8.08 - $11.64	353,305	10.58	2.4
$12.11 - $17.66	140,349	13.94	1.5

	654,679	10.35

     The aggregate intrinsic value of all options outstanding at November 1, 2008 was $142.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
     Prior to June 21, 2007, we had three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan. No options were granted under the Plans since the first quarter of fiscal 2005. As of November 1, 2008, we had 654,679 unexercised stock options, all of which are fully vested and have a term of ten years. There is no remaining unrecognized compensation expense relating to the stock options.
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
     At the beginning of fiscal year 2009, there were 582,298 performance-based and time-based RSAs outstanding. The time-based RSAs vest in three equal annual installments from the grant date. All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets. All of the unvested RSAs are entitled to voting rights and to payment of dividends. During the six months ended November 1, 2008, we awarded 340,665 restricted stock awards. Of the shares granted, 24,000 shares vest immediately upon grant, 256,565 are performance-based RSAs and 60,100 are time-based RSAs.
     We recognized pre-tax compensation expense for RSAs of $1,603 and $1,591 in the six months ended November 1, 2008 and October 27, 2007, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
The following table summarizes the RSA activity for the six months ended November 1, 2008:

Shares
Unvested at May 3, 2008	582,298
Awarded	340,665
Vested	(24,332)
Forfeited	—

Unvested at November 1, 2008	898,631

The table below shows the Company’s unvested RSAs at November 1, 2008:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	November 1, 2008	November 1, 2008
2006	832	3-year equal annual installments	10.84	—	—
2006	125,000	3-year cliff	12.42	—	—
2007	24,757	3-year equal annual installments	7.87	27	27
2007	227,750	3-year cliff	7.79	307	307
2008	38,954	3-year equal annual installments	14.97	218	218
2008	164,673	3-year cliff	15.14	1,388	1,388
2009	60,100	3-year equal annual installments	11.35	509	509
2009	256,565	3-year cliff	11.35	2,509	2,509
     At November 1, 2008, the aggregate unvested RSAs had a weighted average fair value of $11.35 and a weighted average vesting period of approximately 16 months.

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
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Numerator — net income	$2,701	$8,806	$9,517	$17,078

Denominator:
Denominator for basic earnings per share-weighted average shares	37,068	37,079	37,120	37,033
Dilutive potential common shares-employee and director stock options	483	388	465	443

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	37,551	37,467	37,584	37,476

Basic and diluted net income per share:
Basic	$0.07	$0.24	$0.26	$0.46
Diluted	$0.07	$0.24	$0.25	$0.46
     Options to purchase 304,522 shares of common stock at a weighted-average exercise price of $12.54 per share were outstanding as of November 1, 2008, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
9. SEGMENT INFORMATION
     We are a global manufacturer of component and subsystem devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our components are found in the primary end markets of the automotive, appliance, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, consumer and industrial equipment markets.
     We report in four operating segments – Automotive, Interconnect, Power Products and Other. The Company’s systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown the Company’s sales into smaller product groups.
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment. During the three months ended November 1, 2008, we recorded a restructuring charge of $4,351 and $1,933 for the Automotive and Interconnect segments, respectively. During the six months ended November 1, 2008, we recorded a restructuring charge of $7,514 and $3,687 for the Automotive and Interconnect segments, respectively.
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
     The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets. Solutions include solid-state field effect interface panels, PC and express card packaging, industrial safety radio remote control, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing of active and passive optical components.
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
     The identifiable assets for the Automotive segment decreased $34,912 to $150,993 as of November 1, 2008, compared to $185,905 as of May 3, 2008. The decrease is primarily due to restructuring charges for fixed assets and a general decrease in business. The identifiable assets for the Interconnect segment increased $47,694 to 182,106 as of November 1, 2008, compared to $134,412 as of May 3, 2008. The increase is primarily due to the acquisition of Hetronic, which was funded by Corporate.
Below is a table of identifiable assets for each segment as of November 1, 2008 and May 3, 2008:

	November 1, 2008	May 3, 2008	Net Change
Automotive	150,993	185,905	(34,912)
Interconnect	182,106	134,412	47,694
Power Products	36,977	37,063	(86)
Other	7,926	7,332	594
Corporate	59,830	105,508	(45,678)

Total Identifiable Assets	437,832	470,220	(32,388)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued
     The table below presents information about our reportable segments:

	Three Months Ended November 1, 2008
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$75,207	$32,146	$11,676	$2,556	$281	$121,304
Transfers between segments	—	(143)	(112)	(26)	(281)	—

Net sales to unaffiliated customers	$75,207	$32,003	$11,564	$2,530	$—	$121,304

Segment income (loss) before restructuring charge	$12,991	$(638)	$482	$(750)	$—	$12,085

Restructuring	(4,351)	(1,933)	—	—	—	(6,284)

Segment income (loss) including restructuring charge	$8,640	$(2,571)	$482	$(750)	$—	$5,801

Corporate expenses, net						(3,965)

Income before income taxes						$1,836

	Three Months Ended October 27, 2007
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$89,806	$30,472	$11,848	$1,587	$474	$133,239
Transfers between segments	—	(213)	(246)	(15)	(474)	—

Net sales to unaffiliated customers	$89,806	$30,259	$11,602	$1,572	$—	$133,239

Segment income (loss) before restructuring charge	$13,300	$1,157	$2,129	$(407)	$—	$16,179

Restructuring	—	—	—	—	—	—

Segment income (loss) including restructuring charge	$13,300	$1,157	$2,129	$(407)	$—	$16,179

Corporate expenses, net						(4,750)

Income before income taxes						$11,429

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued

	Six Months Ended November 1, 2008
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$159,940	$67,865	$23,810	$4,778	$575	$255,818
Transfers between segments	—	(275)	(245)	(55)	(575)	—

Net sales to unaffiliated customers	$159,940	$67,590	$23,565	$4,723	$—	$255,818

Segment income (loss) before restructuring charge	$26,589	$1,536	$1,284	$(1,332)	$—	$28,077

Restructuring	(7,514)	(3,687)	—	—	—	(11,201)

Segment income (loss) including restructuring charge	$19,075	$(2,151)	$1,284	$(1,332)	$—	$16,876

Corporate expenses, net						(6,327)

Income before income taxes						$10,549

	Six Months Ended October 27, 2007
	Auto-	Inter-	Power Dis-		Elimi-	Consoli-
	motive	Connect	tribution	Other	nations	dated
Net sales	$172,668	$62,058	$21,183	$3,261	$922	$258,248
Transfers between segments	—	(391)	(501)	(30)	(922)	—

Net sales to unaffiliated customers	$172,668	$61,667	$20,682	$3,231	$—	$258,248

Segment income (loss) before restructuring charge	$25,042	$3,558	$3,978	$(682)	$—	$31,896

Restructuring	—	—	—	—	—	—

Segment income (loss) including restructuring charge	$25,042	$3,558	$3,978	$(682)	$—	$31,896

Corporate expenses, net						(9,395)

Income before income taxes						$22,501

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
11. PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
     We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements. We had $8,039 and $8,211 as of fiscal periods ended November 1, 2008 and May 3, 2008, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in our work-in-process inventory in the condensed consolidated balance sheets. Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
12. FAIR VALUE MEASUREMENTS — Continued
Below is a table that summarizes the fair value of assets and liabilities as of November 1, 2008:

	Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
Assets:	Value	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents (1)	$52,806	$47,612	$5,194	$—

Assets Related to Deferred Compensation Plan	$2,467	$—	$2,467	$—

Total Assets at Fair Value	$55,273	$47,612	$7,661	$—

Liabilities:

Deferred Compensation Plan	$2,241	$2,241	$—	$—

Total Liabilities at Fair Value	$2,241	$2,241	$—	$—

(1)	Includes cash, money-market investments and certificates of deposit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations. Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles. Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and telecommunications industries, such as general economic conditions, interest rates, credit availability, consumer spending patterns and technological changes. Other factors, which may result in materially different results for future periods, include the following risk factors. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws.
•	Our business may be materially adversely affected by the current economic environment. The recent disruptions in global financial and credit markets have significantly impacted global economic activity and lead to an economic recession. As a result of these disruptions, our customers and markets have been adversely affected. We have recently experienced a significant drop in sales in our Automotive segment. If we experience reduced demand because of these disruptions in the macroeconomic environment, our business, results of operation and financial condition could be materially adversely affected. If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

•	We may record impairment charges which would adversely impact our results of operations. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our business, financial condition and results of operations. Based on events and general business declines, especially in the Automotive segment, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units. We have not yet completed “step two” of the impairment test, and, as of the filing of this 10-Q, impairment is possible but is not reasonably estimable. The amount of goodwill associated to these reporting units is $29,237.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2009, events and circumstances indicated that $15,192 million of identifiable intangible assets of the TouchSensor business might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.

•	We may incur additional significant restructuring charges that will adversely affect our results of operations.

•	Our automotive customers have recently experienced severe declines in demand for their products. Such factors as consumer preference, restricted liquidity and the availability of financing and increased cost of

Cautionary Statement — Continued
capital has negatively impacted their businesses. This could cause them to decrease purchases of our products, further restructure their businesses or even reorganize under bankruptcy laws.

•	We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.

•	Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.

•	Because we derive approximately 63% of our revenues from the automotive industry, the downturn and challenges faced by this industry may have a material adverse effect on our business, financial condition and operating results.

•	Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, construction, industrial safety radio remote control market, we are susceptible to trends and factors affecting those industries.

•	Because we derive approximately 63% of our revenues from the automotive segment, oil prices could adversely affect future results.

•	We are subject to intense pricing pressures in the automotive industry.

•	We are dependent on the availability and price of raw materials.

•	We face risks relating to our international operations, including fluctuations in the U.S. dollar.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	We may acquire businesses or divest of various business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•	We cannot assure you that the newly-acquired Hetronic business will be successful or that we can implement and profit from new applications of the acquired technology.
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

Overview
     We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in the United States, Malta, Mexico, United Kingdom, Germany, Czech Republic, China, India, the Philippines and Singapore. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies and wireless remote controls. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of our Form 10-K for the fiscal year ended May 3, 2008.
     Our components are found in the primary end markets of the automotive, information processing and networking equipment, construction, voice and data communication systems, consumer electronics, appliance, aerospace vehicles and industrial equipment industries. Our products employ electronic and optical technologies to control and convey signals through sensors, interconnections and controls. Recent trends in the industries that we serve include:
•	continued customer migration to lower-cost Eastern European and Asian suppliers;

•	growth of North American subsidiaries of foreign-based automobile manufacturers;

•	rising raw material costs;

•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers; rising interest rates and availability of credit; and

•	decline in demand for less fuel-efficient trucks and SUVs.
     On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53,639 in cash. We also incurred $2,367 in transaction costs related to the purchase. Hetronic is a global leader in industrial safety radio remote controls with locations in the U.S., Malta, the Philippines and Germany. Hetronic is represented in 45 countries by direct sales associates, licensed partners, distributors and representatives. Hetronic provides application specific and standard controls to many different industries, such as material handling, transportation, mining, military, agriculture and construction.
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
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic Interconnect products. The Automotive and Interconnect restructuring is expected to be completed during fiscal 2010. During the three months ended November 1, 2008, we recorded a restructuring charge of $6,284, which consisted of $1,609 for employee severance, $4,350 in impairment and accelerated depreciation for buildings and improvements and machinery and equipment, and $325 relating to professional fees. During the six months ended November 1, 2008, we recorded a restructuring charge of $11,201, which consisted of $4,430 for employee severance, $5,900 in impairment and accelerated depreciation for buildings and improvements and machinery and equipment, $153 in inventory write-downs and $718 relating to professional fees. We record the expense in the restructuring section of our consolidated statement of income. We estimate that we will record additional pre-tax charges through fiscal 2010 of between $5,000 and $10,000, of which $2,000 to $3,000 will relate to the termination of approximately 550 employees and the cost of one-time employee benefits,

Overview — Continued
retention, COBRA and outplacement services. We will continue to perform periodic impairment testing and will record any charges incurred as per SFAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’ in the period when impairment is incurred.
Business Outlook
     Recent market events, including an unfavorable global economic environment and a widening international credit crisis, are adversely impacting demand for our customer’s products and will impact our operating results in the foreseeable future. Our financial results will be subject to certain factors outside of our control. We will continue to monitor industry and market conditions and intend to respond accordingly. However, no assurance can be given regarding the length or severity of the economic downturn and its impact on our future financial results.
Results of Operations for the Three Months Ended November 1, 2008 as Compared to the Three Months Ended October 27, 2007
Consolidated Results
Below is a table summarizing results for the three months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$121.3	$133.2	$(11.9)	-8.9%
Other income	1.0	0.5	0.5	100.0%

	122.3	133.7	(11.4)	-8.5%

Cost of products sold	97.8	105.9	(8.1)	-7.6%

Gross margins (including other income)	24.5	27.8	(3.3)	-11.9%

Restructuring	6.3	—	6.3	0.0%
Selling and administrative expenses	18.7	16.1	2.6	16.1%
Interest income, net — income/(expense)	0.4	0.6	(0.2)	-33.3%
Other, net — income/(expense)	1.9	(0.9)	2.8	-311.1%
Income taxes — (benefit)/expense	(0.9)	2.6	(3.5)	-134.6%

Net income	$2.7	$8.8	$(6.1)	-69.3%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.8%	0.4%
Cost of products sold	80.6%	79.5%
Gross margins (including other income)	20.2%	20.9%
Restructuring	5.2%	0.0%
Selling and administrative expenses	15.4%	12.1%
Interest income, net	0.3%	0.5%
Other, net	1.6%	-0.7%
Income taxes	-0.7%	2.0%
Net income	2.2%	6.6%
     Net Sales. Consolidated net sales decreased $11.9 million, or 8.9%, to $121.3 million for the three months ended November 1, 2008 from $133.2 million for three months ended October 27, 2007. The automotive segment

Consolidated Results — Continued
net sales declined $14.6 million or 16.3% to $75.2 million in the second quarter of fiscal 2009 from $89.8 million in the second quarter of fiscal 2008. The decline is attributable to the softening of the global economic environment, especially the direct effect on the North American automotive industry. Recently, the Detroit 3 automakers reported sales volume declines of between 30 to 40 percent. The Automotive segment net sales were negatively impacted by anticipated lower Chrysler sales, but, were also negatively impacted by price increases of $2.2 million in the second quarter of fiscal 2009, compared to $3.7 million in the second quarter of fiscal 2008. In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. The transfer of the Chrysler product is expected to be completed by the end of the third quarter of fiscal 2009. The Interconnect segment net sales increased $1.7 million, or 5.6% to $32.0 million in the second quarter of fiscal 2009 as compared to $30.3 million in the second quarter of fiscal 2008. The increase is primarily due to the acquisition of Hetronic, purchased on September 30, 2008. Translation of foreign operations net sales in the three months ended November 1, 2008 increased reported net sales by $0.8 million or 0.6% due to currency rate fluctuations.
     Other Income. Other income increased $0.5 million, or 100.0%, to $1.0 million for the three months ended November 1, 2008 from $0.5 million for three months ended October 27, 2007. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold decreased $8.1 million, or 7.6%, to $97.8 million for the three months ended November 1, 2008 from $105.9 million for the three months ended October 27, 2007. The decrease is due to the lower Automotive segment net sales volumes, partially offset by higher Interconnect sales from Hetronic. Consolidated cost of products sold as a percentage of sales was 80.6% for the three months ended November 1, 2008 and 79.5% for the three months ended October 27, 2007. The increase in cost of products sold as a percentage of net sales is due to lower sales volumes in the Automotive segment and production costs for the Power Products segment, which is partially offset by favorable cost for Hetronic, which has a lower cost of goods sold as a percentage of sales compared to other businesses. The Automotive segment cost of products sold as a percentage of sales was favorably impacted by Chrysler price increases during the second quarter of fiscal 2008.
     Gross Margins (including other income). Consolidated gross margins (including other income) decreased $3.3 million, or 11.9%, to $24.5 million for the three months ended November 1, 2008 as compared to $27.8 million for the three months ended October 27, 2007. Gross margins as a percentage of net sales was 20.2% for the three months ended November 1, 2008 as compared to 20.9% for the three months ended October 27, 2007. The decline in gross margins as a percentage of sales is due to the lower Automotive segment net sales, unfavorable product mix for the Power Products segment and the impact of the Chrysler price increases in the second quarter of fiscal 2008.
     Selling and Administrative Expenses. Selling and administrative expenses increased $2.6 million, or 16.1%, to $18.7 million for the three months ended November 1, 2008 compared to $16.1 million for the three months ended October 27, 2007. The increase relates to the Hetronic acquisition, as well as higher amortization expense for the TouchSensor and VEP acquisitions, purchased on February 28, 2007 and August 31, 2007, respectively. Selling and administrative expenses as a percentage of net sales increased to 15.4% in the three months ended November 1, 2008 from 12.1% for the three months ended October 27, 2007.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment. During the fiscal quarter ended November 1, 2008, we recorded a restructuring charge of $6.3 million, which consisted of $1.6 million for employee severance, $4.4 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $0.3 million relating to professional fees.
     Interest Income, Net. Net interest income decreased 33.3% in the three months ended November 1, 2008 to $0.4 million as compared to $0.6 million in the three months ended October 27, 2007. The average cash balance was $94.6 million during the three months ended November 1, 2008 as compared to $79.3 million during the three months ended October 27, 2007. The average interest rate earned in the three months ended November 1, 2008 was 2.38% compared to 3.35% in the three months ended October 27, 2007. The portfolio was weighted more heavily to tax-exempt investments in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. The

Consolidated Results — Continued
average interest rate earned includes both taxable interest and tax-exempt municipal interest. Interest expense was $0.1 million for both periods.
     Other, Net. Other, net was income of $1.9 million for the three months ended November 1, 2008 as compared to expense of $0.9 million for the three months ended October 27, 2007. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
     At November 1, 2008, approximately $5.9 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.882 per unit as of November 1, 2008. During the quarter ended November 1, 2008 we recorded a loss of $0.5 million, of which $0.2 million was realized on partial redemptions of $3.8 million, and $0.3 million was unrealized.
     Income Taxes. The effective income tax rate was a benefit of 47.1% in the second quarter of fiscal 2009 compared with an income tax expense of 23.0% in the second quarter of fiscal 2008. The income tax rate was a benefit in the second quarter of fiscal 2009 in our U.S.-based businesses due to restructuring charges and slowing of business, causing a loss before income taxes. In addition, the effective tax rates for both fiscal 2009 and 2008 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.
     Net Income. Net income decreased $6.1 million, or 69.3%, to $2.7 million for the three months ended November 1, 2008 as compared to $8.8 million for the three months ended October 27, 2007 due to the restructuring charges, the softening of the global economic environment resulting in decreased sales and higher selling and administrative expenses. Net income as a percentage of sales decreased to 2.2% for the three months ended November 1, 2008 as compared to 6.6% for the three months ended October 27, 2007.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$75.2	$89.8	$(14.6)	-16.3%
Cost of products sold	60.2	71.3	(11.1)	-15.6%

Gross margins	15.0	18.5	(3.5)	-18.9%

Income before income taxes and restructuring	$13.0	$13.3	$(0.3)	-2.3%

Restructuring	(4.4)	—	(4.4)	0.0%

Income before income taxes	$8.6	$13.3	$(4.7)	-35.3%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	80.1%	79.4%
Gross margins	19.9%	20.6%
Income before income taxes and restructuring	17.3%	14.8%
Restructuring	-5.9%	0.0%
Income before income taxes	11.4%	14.8%
     Net Sales. Automotive segment net sales decreased $14.6 million, or 16.3%, to $75.2 million for the three months ended November 1, 2008 from $89.8 million for the three months ended October 27, 2007. The decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry. Recently, the Detroit 3 automakers reported volume declines of between 30 to 40 percent. Net sales have declined in the second quarter of fiscal 2009 as compared to fiscal 2008 by 21.6% in North America, 10.1% in Europe and 11.1% in Asia. The Automotive segment net sales were negatively impacted by anticipated lower Chrysler sales, but, were also negatively impacted by price increases of $2.2 million in the second quarter of fiscal 2009, compared to $3.7 million in the second quarter of fiscal 2008. In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. The transfer of the Chrysler product is expected to be completed by the end of the third quarter of fiscal 2009. Translation of foreign operations net sales in the three months ended November 1, 2008 increased reported net sales by $0.5 million, or 0.6%, due to currency rate fluctuations.
     Cost of Products Sold. Automotive segment cost of products sold decreased $11.1 million to $60.2 million for the three months ended November 1, 2008 from $71.3 for the three months ended October 27, 2007. The decrease relates to lower sales volumes. Automotive segment costs of products sold as a percentage of sales increased to 80.1% for the three months ended November 1, 2008 from 79.4% for the three months ended October 27, 2007. Automotive segment cost of products sold as a percentage of sales was negatively impacted by the year-over-year sales volume declines in the Chrysler business in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, as well as increased costs due to overall lower production volumes.
     Gross Margins. Automotive segment gross margins decreased $3.5 million, or 18.9%, to $15.0 million for the three months ended November 1, 2008 as compared to $18.5 million for the three months ended October 27, 2007. Gross margins as a percentage of net sales decreased to 19.9% for the three months ended November 1, 2008 from 20.6% for the three months ended October 27, 2007. The decrease in gross profit as a percentage of sales is

Automotive Segment Results — Continued
primarily due to higher costs related to lower production volumes and the decline in sales volumes in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. During the fiscal quarter ended November 1, 2008, we recorded a restructuring charge of $4.4 million, which consisted of $1.1 million for employee severance, $3.0 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment and $0.3 million for professional fees. We expect the restructuring to be completed during fiscal 2010.
     Income Before Income Taxes. Automotive segment income before income taxes decreased $4.7 million, or 35.3%, to $8.6 million for the three months ended November 1, 2008 compared to $13.3 million for the three months ended October 27, 2007 due to restructuring expenses, lower sales volumes in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
Interconnect Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$32.0	$30.3	$1.7	5.6%
Cost of products sold	23.2	23.6	(0.4)	-1.7%

Gross margins	8.8	6.7	2.1	31.3%

Income before income taxes and restructuring	$(0.6)	$1.2	$(1.8)	-150.0%

Restructuring	(1.9)	—	(1.9)	0.0%

Income/(loss) before income taxes	$(2.5)	$1.2	$(3.7)	-308.3%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	72.5%	77.9%
Gross margins	27.5%	22.1%
Income before income taxes and restructuring	-1.9%	4.0%
Restructuring	-5.9%	0.0%
Income/(loss) before income taxes	-7.8%	4.0%
     Net Sales. Interconnect segment net sales increased $1.7 million, or 5.6%, to $32.0 million for the three months ended November 1, 2008 from $30.3 million for the three months ended October 27, 2007. Net sales were favorably impacted by the acquisition of Hetronic on September 30, 2008. Excluding Hetronic, North American net sales declined 7.4% and Europe and Asia declined 1.2% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. The North American net sales decline was primarily due to the restructuring of our Connector and Duel businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. Translation of foreign operations net sales in the three months ended November 1, 2008 increased reported net sales by $0.3 million, or 1.0%, due to currency rate fluctuations.
     Cost of Products Sold. Interconnect segment cost of products sold decreased $0.4 million to $23.2 million for the three months ended November 1, 2008 compared to $23.6 million for the three months ended October 27, 2007. Interconnect segment cost of products sold as a percentage of net sales decreased to 72.5% for the three

Interconnect Segment Results — Continued
months ended November 1, 2008 compared to 77.9% for the three months ended October 27, 2007. The decrease in cost of products sold as a percentage of net sales is primarily due to Hetronic, which has a lower cost of goods sold as a percentage of sales compared to the other Interconnect businesses.
     Gross Margins. Interconnect segment gross margins increased $2.1 million, or 31.3%, to $8.8 million for the three months ended November 1, 2008 as compared to $6.7 million for the three months ended October 27, 2007. Gross margins as a percentage of net sales increased to 27.5% for the three months ended November 1, 2008 from 22.1% for the three months ended October 27, 2007. The increase in gross margins as a percentage of net sales is primarily due to Hetronic, which has higher gross margins compared to the other Interconnect businesses.
     Restructuring. On January 24, 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment. During the fiscal quarter ended November 1, 2008, we recorded a restructuring charge of $1.9 million, which consisted of $0.6 million for employee severance and $1.3 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment. We expect the restructuring will be completed by the fourth quarter of fiscal 2009.
     Income/(Loss) Before Income Taxes. Interconnect income before income taxes decreased $3.7 million to a loss of $2.5 million for the three months ended November 1, 2008 compared to income of $1.2 million for the three months ended October 27, 2007 due to restructuring charges and $0.9 million of increased amortization expense.
Power Products Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$11.6	$11.6	$—	0.0%
Cost of products sold	9.5	8.5	1.0	11.8%

Gross margins	2.1	3.1	(1.0)	-32.3%

Income before income taxes	$0.5	$2.1	$(1.6)	-76.2%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	81.9%	73.3%
Gross margins	18.1%	26.7%
Income before income taxes	4.3%	18.1%
     Net Sales. Power Products segment net sales were $11.6 million for both the three months ended November 1, 2008 and the three months ended October 27, 2007. Net sales from VEP, acquired on August 31, 2007 were offset by declines in the other Power Products businesses. Excluding VEP, Power Products net sales declined 2.6% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
     Cost of Products Sold. Power Products segment cost of products sold increased $1.0 million, or 11.8%, to $9.5 million for the three months ended November 1, 2008 compared to $8.5 million for the three months ended October 27, 2007. The Power Products segment cost of products sold as a percentage of sales increased to 81.9% for the three months ended November 1, 2008 from 73.3% for the three months ended October 27, 2007. The increase is partially due to a product which reached end-of-life at the end of fiscal 2008 and had a lower cost as a percentage of sales than the remaining sales during the second quarter of fiscal 2009. In addition, we experienced unfavorable product mix in our busbar businesses, as well as, increased shipping and distribution costs.

Power Products Segment Results — Continued
     Gross Margins. Power Products segment gross margins decreased $1.0 million, or 32.3%, to $2.1 million for the three months ended November 1, 2008 as compared to $3.1 million for the three months ended October 27, 2007. Gross margins as a percentage of net sales decreased to 18.1% for the three months ended November 1, 2008 from 26.7% for the three months ended October 27, 2007. The decrease is due to a product which reached end-of- life at the end of fiscal 2008 and had higher gross margins than the remaining sales and gross margins during the second quarter of fiscal 2009. In addition, we also experienced unfavorable product mix and labor costs, as well as, shipping and distribution costs.
     Income Before Income Taxes. Power Products segment income before income taxes decreased by $1.6 million or 76.2% to $0.5 million for the three months ended November 1, 2008 from $2.1 million for the three months ended October 27, 2007 due to decreased sales of products which became end-of-life at the end of fiscal year 2008, higher material, labor and shipping costs, higher commission expense and expenses related to Tribotek, which was acquired on March 30, 2008.
Other Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$2.5	$1.6	$0.9	56.3%
Cost of products sold	2.6	1.6	1.0	62.5%

Gross margins	(0.1)	—	(0.1)	0.0%

Loss before income taxes	$(0.8)	$(0.4)	$(0.4)	100.0%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	104.0%	100.0%
Gross margins	-4.0%	0.0%
Loss before income taxes	-32.0%	-25.0%
     Net Sales. The Other segment net sales increased $0.9 million to $2.5 million for the three months ended November 1, 2008 as compared to $1.6 million for the three months ended October 27, 2007. Net sales from our torque-sensing business increased 204.9% and net sales from our testing facilities increased 33.7% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
     Cost of Products Sold. Other segment cost of products sold increased $1.0 million to $2.6 million for the three months ended November 1, 2008 compared to $1.6 million for the three months ended October 27, 2007. The majority of the increase is due to continued investment initiatives in our torque-sensing business.
     Gross Margins. The Other segment gross margins decreased to a loss of $0.1 million for the three months ended November 1, 2008, compared to break-even gross margins for the three months ended October 27, 2007. Gross margins slightly declined in the second quarter of fiscal 2009 due to the increased investments in our torque-sensing business.
     Loss Before Income Taxes. The Other segment loss before income taxes was $0.8 million for the three months ended November 1, 2008 compared to $0.4 million for the three months ended October 27, 2007. The increase in the loss before income taxes is due to additional support staff for our North American testing facilities, as well as, a new testing facility that was opened in Shanghai, China in the second quarter of fiscal 2009.

Results of Operations for the Six Months Ended November 1, 2008 as Compared to the Six Months Ended October 27, 2007
Consolidated Results
Below is a table summarizing results for the six months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$255.8	$258.3	$(2.5)	-1.0%
Other income	1.7	0.7	1.0	142.9%

	257.5	259.0	(1.5)	-0.6%

Cost of products sold	203.2	204.2	(1.0)	-0.5%

Gross margins (including other income)	54.3	54.8	(0.5)	-0.9%

Restructuring	11.2	—	11.2	0.0%
Selling and administrative expenses	35.2	32.1	3.1	9.7%
Interest income, net — income/(expense)	1.0	1.0	—	0.0%
Other, net — income/(expense)	1.6	(1.2)	2.8	-233.3%
Income taxes — (benefit)/expense	1.0	5.4	(4.4)	-81.5%

Net income	$9.5	$17.1	$(7.6)	-44.4%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.7%	0.3%
Cost of products sold	79.4%	79.1%
Gross margins (including other income)	21.2%	21.2%
Restructuring	4.4%	0.0%
Selling and administrative expenses	13.8%	12.4%
Interest income, net	0.4%	0.4%
Other, net	0.6%	-0.5%
Income taxes	0.4%	2.1%
Net income	3.7%	6.6%
     Net Sales. Consolidated net sales decreased $2.5 million, or 1.0%, to $255.8 million for the six months ended November 1, 2008 from $258.3 million for six months ended October 27, 2007. The automotive segment net sales declined $12.8 million or 7.4% to $159.9 million in the first half of fiscal 2009 from $172.7 million in the first half of fiscal 2008. The decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry. The Automotive segment net sales were negatively impacted by anticipated lower Chrysler sales, but, were also favorably impacted by price increases of $7.3 million in the first half of fiscal 2009, compared to $5.0 million in the first half of fiscal 2008. In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. Therefore, the first half of fiscal 2009 had 6 months of price increases and the first half of fiscal 2008 only had four months of price increases. The transfer of the Chrysler product is expected to be completed by the end of the third quarter of fiscal 2009. The Interconnect segment net sales increased $5.9 million, or 9.6% to $67.6 million in the first half of fiscal 2009 as compared to $61.7 million in the first half of fiscal 2008. The increase is primarily due to the acquisition of Hetronic, which was purchased on September 30, 2008 and increased net sales in our TouchSensor business, which launched a new product line for an existing customer in the first half of fiscal 2009. The Power Products segment was favorably impacted by the VEP business that was acquired on August 31, 2007. Translation of foreign operations net sales in

Consolidated Results — Continued
the six months ended November 1, 2008 increased reported net sales by $4.7 million or 1.8% due to currency rate fluctuations.
     Other Income. Other income increased $1.0 million, or 142.9%, to $1.7 million for the six months ended November 1, 2008 from $0.7 million for six months ended October 27, 2007. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold decreased $1.0 million, or 0.5%, to $203.2 million for the six months ended November 1, 2008 from $204.2 million for the six months ended October 27, 2007. The decrease is due to the lower sales volumes. Consolidated cost of products sold as a percentage of sales was 79.4% for the six months ended November 1, 2008 and 79.1% for the six months ended October 27, 2007. The Automotive segment cost of products sold as a percentage of sales was impacted by favorable pricing from the Chrysler business during the first half of fiscal 2009. Cost of products sold as a percentage of net sales is higher to due to lower sales volumes in the Automotive segment, unfavorable product mix and production costs for the Power Products segment, which is partially offset by favorable costs for Hetronic, which has a lower cost of goods sold as a percentage of sales compared to other businesses.
     Gross Margins (including other income). Consolidated gross margins (including other income) decreased $0.5 million, or 0.9%, to $54.3 million for the six months ended November 1, 2008 as compared to $54.8 million for the six months ended October 27, 2007. Gross margins as a percentage of net sales were 21.2% for both the six months ended November 1, 2008 and the six months ended October 27, 2007. Gross margins were impacted by favorable pricing and sales volumes related to the Chrysler business in the first half of fiscal 2009 compared to the first half of fiscal 2008, offset by lower automotive segment sales and unfavorable product mix and production costs for the Power Products segment.
     Selling and Administrative Expenses. Selling and administrative expenses increased $3.1 million, or 9.7%, to $35.2 million for the six months ended November 1, 2008 compared to $32.1 million for the six months ended October 27, 2007. The increase relates to the Hetronic acquisition, as well as higher amortization expense for the TouchSensor and VEP acquisitions, purchased on February 28, 2007 and August 31, 2007, respectively. In addition, management positions were filled for our testing facilities in the first half of fiscal 2009, which were vacant in the first half of fiscal 2008. Selling and administrative expenses as a percentage of net sales increased to 13.8% in the six months ended November 1, 2008 from 12.4% for the six months ended October 27, 2007.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment. During the six months ended November 1, 2008, we recorded a restructuring charge of $11.2 million, which consisted of $4.4 million for employee severance, $5.9 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.7 million relating to professional fees.
     Interest Income, Net. Net interest income was $1.0 million for both the six months ended November 1, 2008 and six months ended October 27, 2007. The average cash balance was $105.3 million during the six months ended November 1, 2008 as compared to $73.4 million during the six months ended October 27, 2007. The average interest rate earned in the six months ended November 1, 2008 was 2.14% compared to 3.32% in the six months ended October 27, 2007. The portfolio was weighted more heavily to tax-exempt investments in the first half of fiscal 2009 as compared to the first half of fiscal 2008. The average interest rate earned includes both taxable interest and tax-exempt municipal interest. Interest expense was $0.1 million for both periods.
     Other, Net. Other, net was income of $1.6 million for the six months ended November 1, 2008, compared to an expense of $1.2 million for the six months ended October 27, 2007. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the first half of fiscal 2009 as compared to the first half of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Consolidated Results — Continued
     At November 1, 2008, approximately $5.9 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.8820 per unit as of November 1, 2008. During the first six months of the fiscal year, we recorded a loss of $0.5 million, of which $0.2 million was realized on partial redemptions of $6.4 million, and $0.3 was unrealized.
     Income Taxes. The effective income tax rate was 9.8% in the first half of fiscal 2009 compared with 24.1% in the first half of fiscal 2008. The income tax rate in the first half of fiscal 2009 benefited due to restructuring charges and slowing business in our U.S. based businesses, causing a smaller income before income taxes. The effective tax rates for both fiscal 2009 and 2008 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.
     Net Income. Net income decreased $7.6 million, or 44.4%, to $9.5 million for the six months ended November 1, 2008 as compared to $17.1 million for the six months ended October 27, 2007 due to the restructuring charges and higher selling and administrative expenses, partially offset by automotive segment price increases. Net income as a percentage of sales decreased to 3.7% for the six months ended November 1, 2008 as compared to 6.6% for the six months ended October 27, 2007.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$159.9	$172.7	$(12.8)	-7.4%
Cost of products sold	127.8	137.8	(10.0)	-7.3%

Gross margins	32.1	34.9	(2.8)	-8.0%

Income before income taxes and restructuring	$26.6	$25.0	$1.6	6.4%

Restructuring	(7.5)	—	(7.5)	0.0%

Income before income taxes	$19.1	$25.0	$(5.9)	-23.6%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	79.9%	79.8%
Gross margins	20.1%	20.2%
Income before income taxes and restructuring	16.6%	14.5%
Restructuring	-4.7%	0.0%
Income before income taxes	11.9%	14.5%
     Net Sales. Automotive segment net sales decreased $12.8 million, or 7.4%, to $159.9 million for the six months ended November 1, 2008 from $172.7 million for the six months ended October 27, 2007. The decline is attributable to the softening of the global economic environment, especially the effect on the North American

Automotive Segment Results — Continued
automotive industry. Recently, the Detroit 3 automakers reported volume declines of between 30 to 40 percent. North American net sales have declined in the first half of fiscal 2009 as compared to fiscal 2008 by 11.5%. The Automotive segment net sales were negatively impacted by anticipated lower Chrysler sales, but, were also favorably impacted by price increases of $7.3 million in the first half of fiscal 2009, compared to $5.0 million in the first half of fiscal 2008. In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. Therefore, the first half of fiscal 2009 had 6 months of price increases and the first half of fiscal 2008 only had four months of price increases. The transfer of the Chrysler product is expected to be completed by the end of the third quarter of fiscal 2009. Excluding the Chrysler sales volume increases, North American net sales declined 18.3% in the first half of fiscal 2009 compared to the first half of fiscal 2008. Net sales declined in Europe and Asia by 1.4% and 13.1%, respectively in the first half of fiscal 2009 compared to the first half of fiscal 2008. Translation of foreign operations net sales in the six months ended November 1, 2008 increased reported net sales by $3.9 million, or 2.2%, due to currency rate fluctuations.
     Cost of Products Sold. Automotive segment cost of products sold decreased $10.0 million to $127.8 million for the six months ended November 1, 2008 from $137.8 for the six months ended October 27, 2007. The decrease relates to lower sales volumes. Automotive segment costs of products sold as a percentage of sales decreased to 79.9% for the six months ended November 1, 2008 from 79.8% for the six months ended October 27, 2007. Automotive segment cost of products sold as a percentage of sales was impacted by favorable Chrysler sales price increases in the first half of fiscal 2009 as compared to the first half of fiscal 2008. The favorable sales price offset higher production cost due to lower volumes in the first half of fiscal 2009 as compared to the same period last year.
     Gross Margins. Automotive segment gross margins decreased $2.8 million, or 8.0%, to $32.1 million for the six months ended November 1, 2008 as compared to $34.9 million for the six months ended October 27, 2007. Gross margins as a percentage of net sales decreased to 20.1% for the six months ended November 1, 2008 from 20.2% for the six months ended October 27, 2007. Automotive segment gross margins as a percentage of sales was impacted by favorable Chrysler sales price increases in the first half of fiscal 2009 as compared to the first half of fiscal 2008. The favorable sales price increases offset higher production cost due to lower volumes in the first half of fiscal 2009 as compared to the same period last year.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. During the fiscal half year ended November 1, 2008, we recorded a restructuring charge of $7.5 million, which consisted of $3.2 million for employee severance, $3.7 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment and $0.6 million for professional fees. We expect the restructuring to be completed during fiscal 2010.
     Income Before Income Taxes. Automotive segment income before income taxes decreased $5.9 million, or 23.6%, to $19.1 million for the six months ended November 1, 2008 compared to $25.0 million for the six months ended October 27, 2007 due to restructuring expenses, decreased net sales, higher production costs, partially offset by the price increases.

Interconnect Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$67.6	$61.7	$5.9	9.6%
Cost of products sold	49.8	47.3	2.5	5.3%

Gross margins	17.8	14.4	3.4	23.6%

Income before income taxes and restructuring	$1.5	$3.6	$(2.1)	-58.3%

Restructuring	(3.7)	—	(3.7)	0.0%

Income/(loss) before income taxes	$(2.2)	$3.6	$(5.8)	-161.1%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	73.7%	76.7%
Gross margins	26.3%	23.3%
Income before income taxes and restructuring	2.2%	5.8%
Restructuring	-5.5%	0.0%
Income before income taxes	-3.3%	5.8%
     Net Sales. Interconnect segment net sales increased $5.9 million, or 9.6%, to $67.6 million for the six months ended November 1, 2008 from $61.7 million for the six months ended October 27, 2007. Net sales were favorably impacted by the acquisition of Hetronic on September 30, 2008. Excluding Hetronic, North American net sales increased 2.8%, Asia increased 15.0% and Europe declined 4.8% in the first half of fiscal 2009 as compared to the first half of fiscal 2008. The European net sales decline was primarily due to our Optical businesses. Translation of foreign operations net sales in the six months ended November 1, 2008 increased reported net sales by $0.8 million, or 1.3%, due to currency rate fluctuations.
     Cost of Products Sold. Interconnect segment cost of products sold increased $2.5 million to $49.8 million for the six months ended November 1, 2008 compared to $47.3 million for the six months ended October 27, 2007. The majority of the increase is due to higher net sales. Interconnect segment cost of products sold as a percentage of net sales decreased to 73.7% for the six months ended November 1, 2008 compared to 76.7% for the six months ended October 27, 2007. The decrease in cost of products sold as a percentage of net sales is due primarily to Hetronic, which has a lower cost of goods sold as a percentage of sales compared to the other Interconnect businesses.
     Gross Margins. Interconnect segment gross margins increased $3.4 million, or 23.6%, to $17.8 million for the six months ended November 1, 2008 as compared to $14.4 million for the six months ended October 27, 2007. Gross margins as a percentage of net sales increased to 26.3% for the six months ended November 1, 2008 from 23.3% for the six months ended October 27, 2007. The increase in gross margins as a percentage of net sales is due primarily to Hetronic, which has higher gross margins compared to the other Interconnect businesses.
     Restructuring. On January 24, 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment. During the fiscal first half ended November 1, 2008, we recorded a restructuring charge of $3.7 million, which consisted of $1.2 million for employee severance, $2.2 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.1 relating to professional fees. We expect the restructuring to be completed by the fourth quarter of fiscal 2009.

Interconnect Segment Results — Continued
     Income/(Loss) Before Income Taxes. Interconnect income before income taxes decreased $5.8 million, or 161.1%, to a loss of $2.2 million for the six months ended November 1, 2008 compared to income of $3.6 million for the six months ended October 27, 2007 due to restructuring, $1.5 million of increased amortization expense, partially offset by higher gross margins.
Power Products Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$23.6	$20.7	$2.9	14.0%
Cost of products sold	19.2	15.0	4.2	28.0%

Gross margins	4.4	5.7	(1.3)	-22.8%

Income before income taxes	$1.3	$4.0	$(2.7)	-67.5%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	81.4%	72.5%
Gross margins	18.6%	27.5%
Income before income taxes	5.5%	19.3%
     Net Sales. Power Products segment net sales increased $2.9 million to $23.6 million for the six months ended November 1, 2008 from $20.7 million for the six months ended October 27, 2007. Net sales were favorably impacted by the VEP acquisition on August 31, 2007. Excluding VEP, Power Products net sales increased 8.2% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due to strong net sales from our Asian operation.
     Cost of Products Sold. Power Products segment cost of products sold increased $4.2 million, or 28.0%, to $19.2 million for the six months ended November 1, 2008 compared to $15.0 million for the six months ended October 27, 2007. The Power Products segment cost of products sold as a percentage of sales increased to 81.4% for the six months ended November 1, 2008 from 72.5% for the six months ended October 27, 2007. The increase is partially due to a product which reached end-of-life at the end of fiscal 2008 and had a lower cost as a percentage of sales than the remaining sales during the first half of fiscal 2009. In addition, we experienced an unfavorable product mix in our busbar businesses, as well as, increased shipping and distribution costs.
     Gross Margins. Power Products segment gross margins decreased $1.3 million, or 22.8%, to $4.4 million for the six months ended November 1, 2008 as compared to $5.7 million for the six months ended October 27, 2007. Gross margins as a percentage of net sales decreased to 18.6% for the six months ended November 1, 2008 from 27.5% for the six months ended October 27, 2007. The decrease is due to a product which reached end-of-life at the end of fiscal 2008 and had higher gross margins than the remaining sales and gross margins during the first half of fiscal 2009. We also experienced an unfavorable product mix, labor costs, as well as, shipping and distribution costs.
     Income Before Income Taxes. Power Products segment income before income taxes decreased by $2.7 million or 67.5% to $1.3 million for the six months ended November 1, 2008 from $4.0 million for the six months ended October 27, 2007 due to decreased sales of products which became end-of-life at the end of fiscal year 2008, higher material, labor and shipping costs, higher commission expense and expenses related to Tribotek, which was acquired on March 30, 2008.

Other Segment Results
Below is a table summarizing results for the six months ended:
(in millions)

	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$4.7	$3.2	$1.5	46.9%
Cost of products sold	4.6	3.1	1.5	48.4%

Gross margins	0.1	0.1	0.0	0.0%

Loss before income taxes	$(1.3)	$(0.7)	$(0.6)	85.7%

	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	97.9%	96.9%
Gross margins	2.1%	3.1%
Loss before income taxes	-27.7%	-21.9%
     Net Sales. The Other segment net sales increased $1.5 million to $4.7 million for the six months ended November 1, 2008 as compared to $3.2 million for the six months ended October 27, 2007. Net sales from our torque-sensing business increased 214.3% and net sales from our testing facilities increased 21.7% in the first half of fiscal 2009 as compared to the first half of fiscal 2008.
     Cost of Products Sold. Other segment cost of products sold increased $1.5 million to $4.6 million for the six months ended November 1, 2008 compared to $3.1 million for the six months ended October 27, 2007. The majority of the increase is due to continued investment initiatives in our torque-sensing business.
     Gross Margins. The Other segment gross margins were $0.1 million for both the six months ended November 1, 2008 and October 27, 2007. Gross margins were flat in the first half of fiscal 2009 due to the increased sales for both the torque-sensing business and the testing facilities, offset by increased investments in our torque-sensing business.
     Loss Before Income Taxes. The Other segment loss before income taxes was $1.3 million for the six months ended November 1, 2008 compared to $0.7 million for the six months ended October 27, 2007. The increase in the loss before income taxes is due to additional support staff for our North American testing facilities as well as a new testing facility that was opened in Shanghai, China in the second quarter of fiscal 2009.
Liquidity and Capital Resources
     We have historically financed our cash requirements through cash flows from operations. We are currently pursuing opportunities to expand our business through acquisitions. If we are successful, our cash position will be reduced. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and the severity of the current global economic crisis and the financial and business problems of major customers. We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations. We have an agreement with our primary bank for a committed $75.0 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At November 1, 2008, the Company was in compliance with these covenants and there were no borrowings against this credit facility.
     At November 1, 2008, approximately $5.9 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the

Liquidity and Capital Resources — Continued
cash redemption ability of its holders. Based on the information available to us, we have estimated the fair value of this fund at $0.8820 per unit as of November 1, 2008. During the second quarter, we recorded a loss of $0.5 million, of which $0.2 million was realized on partial redemptions of $3.8 million, and $0.3 million was unrealized. For the first six months of the fiscal year, we recorded a loss of $0.5 million, of which $0.2 million was realized on partial redemptions of $6.4 million, and $0.3 million was unrealized.
     The latest information from fund management states that its goal is to have 83% of the portfolio liquidated by December 2008 and 90% by June 2009. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods.
     Net cash provided by operating activities decreased $12.7 million, or 30.2%, to $29.4 million for the first six months of fiscal 2009 compared to $42.1 million in the first six months of fiscal 2008. Our net income decreased $7.6 million, or 44.4%, to $9.5 million in the first six months of fiscal 2009 compared to $17.1 million for the first six months of fiscal 2008. In the first quarter of fiscal 2008, we received a significant prepayment from a customer for products that were delivered during the fiscal year. The primary factor in the Company’s ability to generate cash from operations is our net income.  Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements.
     Net cash used in investing activities during the first six months of fiscal 2009 was $66.8 million compared to $18.2 million for the first six months of fiscal 2008. Purchases of plant and equipment was $9.6 million and $10.1 million for the first six months of fiscal 2009 and 2008, respectively. On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53.6 million in cash. We also incurred $2.4 million in transaction costs related to the purchase. In the first six months of fiscal 2009, we made a contingent payment of $0.8 million related to the VEP acquisition. In the first six months of fiscal 2008, we made a contingent payment of $0.3 million related to the acquisition of Cableco Technologies. In the first six months of fiscal 2008, a dividend payment of $1.0 million was paid relating to our automotive joint venture.
     Net cash used in financing activities during the first six months in fiscal 2009 was $9.5 million compared with $2.4 million in the first six months of fiscal 2008. Our Board of Directors approved a stock repurchase plan on September 18, 2008 to repurchase up to 3,000,000 shares. There were 639,880 shares purchased for $5.1 million during the second quarter of fiscal 2009 at an average price of $8.03 per share. Proceeds from the exercise of stock options decreased $1.0 million to $0.1 million for the first six months of fiscal 2009 as compared to $1.0 million in the first six months of fiscal 2008. In addition, cash dividends increased $0.8 million in the first six months of fiscal 2009 to $4.5 million, compared to $3.8 million in the first six months of fiscal 2008. In September 2008, the Board of Directors announced that the dividend increased from $0.05 per share to $0.07 per share for the second quarter fiscal 2009 payout.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.9 million and $1.1 million for periods ended November 1, 2008 and May 3, 2008, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso, and Singapore dollar. A 10%

change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $14.1 million at November 1, 2008 and $15.1 million at May 3, 2008.
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
     There have been no changes in our internal control over financial reporting during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
c)	Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)(2)	Per Share	or Programs	Programs

August 3, 2008 through August 30, 2008	122	$11.54	—	—

August 31, 2008 through October 4, 2008	—	—	—	—

October 5, 2008 through November 2, 2008	639,880	$8.03	639,880	2,360,120

	640,002	$8.03	639,880	2,360,120

(1)	The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	On September 18, 2008, the Company adopted a plan to repurchase up to 3 million shares of its common stock. The plan expires on May 1, 2010.
Item 4. Submission Of Matters To A Vote Of Security Holders
(a)	The 2008 Annual Stockholders Meeting of the Company was held on September 18, 2008.

(c)	At the Annual Stockholders Meeting, the common stockholders voted on the following uncontested matters.

Item 4. Submission Of Matters To A Vote Of Security Holders — Continued
1.	Election of the below named nominees to the Board of Directors of the Company:

	For	Withheld
Aspatore, Walter J.	33,748,922	1,787,465
Batts, Warren L.	35,456,505	79,882
Colgate, J. Edward	35,363,860	172,527
Dawson, Darren M.	35,350,965	185,422
Duda, Donald W.	35,435,347	101,040
Goossen, Isabelle C.	35,223,493	312,894
Hornung, Christopher J.	35,382,865	153,522
Shelton, Paul G.	35,225,204	311,183
Skatoff, Lawrence B.	35,236,058	300,329
2.	Ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending May 2, 2009:

For	Against	Abstain
31,713,859	3,588,017	234,511

Item 6. Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.
By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

Dated: December 9, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350