Form 10-Q
period 2009-01-31
METHODE ELECTRONICS INC
filed 2009-03-12
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-2816
METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter.)

Delaware	36-2090085

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 West Wilson Avenue, Harwood Heights, Illinois	60706-4548

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (708) 867-6777
None

(Former name, former address, former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At March 9, 2009, registrant had 37,761,977 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 31, 2009

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	January 31, 2009	May 3, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$54,427	$104,305
Accounts receivable, net	51,325	85,805
Inventories:
Finished products	13,428	15,384
Work in process	18,838	20,715
Materials	30,691	19,850

	62,957	55,949
Deferred income taxes	8,489	8,730
Prepaid expenses and other current assets	5,870	6,028

TOTAL CURRENT ASSETS	183,068	260,817

PROPERTY, PLANT AND EQUIPMENT	287,036	308,264
Less allowances for depreciation	211,946	217,984

	75,090	90,280

GOODWILL	50,620	54,476
INTANGIBLE ASSETS, net	37,920	41,282
OTHER ASSETS	39,168	23,365

	127,708	119,123

	$385,866	$470,220

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$19,864	$42,810
Other current liabilities	21,604	33,902

TOTAL CURRENT LIABILITIES	41,468	76,712

OTHER LIABILITIES	14,315	13,833
DEFERRED COMPENSATION	3,673	6,890
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,241,929 and 38,225,379 shares issued as of January 31, 2009 and May 3, 2008, respectively	19,121	19,113
Unearned common stock issuances	(3,632)	(4,257)
Additional paid-in capital	70,121	69,953
Retained earnings	241,215	265,838
Accumulated other comprehensive income	10,965	28,381
Treasury stock, 1,342,588 and 702,708 shares as of January 31, 2009 and May 3, 2008, respectively	(11,380)	(6,243)

	326,410	372,785

	$385,866	$470,220

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2009	February 2, 2008	January 31, 2009	February 2, 2008
INCOME
Net sales	$80,781	$138,465	$336,599	$396,713
Other	751	313	2,443	986

	81,532	138,778	339,042	397,699

COSTS AND EXPENSES
Cost of products sold	70,512	109,032	273,757	313,267
Restructuring	3,796	450	14,997	450
Impairment of goodwill and intangible assets	32,678	—	32,678	—
Selling and administrative expenses	14,743	17,707	49,846	49,778

	121,729	127,189	371,278	363,495

Income/(loss) from operations	(40,197)	11,589	(32,236)	34,204

Interest income, net	212	652	1,215	1,699
Other income/(expense), net	(346)	(923)	1,238	(2,084)

Income/(loss) before income taxes	(40,331)	11,318	(29,783)	33,819

Income taxes/(benefit)	(13,346)	1,561	(12,314)	6,984

NET INCOME/(LOSS)	$(26,985)	$9,757	$(17,469)	$26,835

Amounts per common share:
Basic net income/(loss)	($0.74)	$0.26	($0.47)	$0.72
Diluted net income/(loss)	($0.74)	$0.26	($0.47)	$0.72

Cash dividends:
Common stock	$0.07	$0.05	$0.19	$0.15

Weighted average number of Common Shares outstanding:
Basic	36,597	37,138	36,964	37,066
Diluted	36,597	37,492	36,964	37,479
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	January 31, 2009	February 2, 2008
OPERATING ACTIVITIES
Net income/(loss)	$(17,469)	$26,835
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for depreciation	19,937	16,332
Impairment of tangible assets	3,177	—
Impairment of goodwill and intangible assets	32,678	—
Amortization of intangibles	5,408	4,227
Amortization of stock awards and stock options	696	2,479
Changes in operating assets and liabilities	(6,844)	7,615
Other	798	77

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,381	57,565

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,242)	(16,702)
Proceeds from sale of building	—	960
Acquisition of businesses	(57,457)	(7,090)
Acquisition of technology licenses	(903)	—
Joint venture dividend	—	(1,000)
Other	(425)	(407)

NET CASH USED IN INVESTING ACTIVITIES	(71,027)	(24,239)

FINANCING ACTIVITIES
Repurchase of common stock	(5,137)	—
Proceeds from exercise of stock options	110	1,268
Tax benefit from stock options and awards	46	291
Cash dividends	(7,154)	(5,680)

NET CASH USED IN FINANCING ACTIVITIES	(12,135)	(4,121)

Effect of foreign currency exchange rate changes on cash	(5,097)	1,230

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(49,878)	30,435

Cash and cash equivalents at beginning of period	104,305	60,091

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,427	$90,526

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
January 31, 2009
1. BASIS OF PRESENTATION
     Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries. The condensed consolidated financial statements and related disclosures as of January 31, 2009 and results of operations for the three months and nine months ended January 31, 2009 and February 2, 2008 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The May 3, 2008 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended May 3, 2008 filed with the SEC on July 17, 2008. Results may vary from quarter to quarter for reasons other than seasonality. Due to the timing of our fiscal calendar, the three months ended January 31, 2009 represent 13 weeks of results and the three months ended February 2, 2008 represent 14 weeks of results. In addition, the nine months ended January 31, 2009 represent 39 weeks of results and the nine months ended February 2, 2008 represent 40 weeks of results.
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
     We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) as of May 4, 2008. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on our condensed consolidated financial statements.
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
disclosure requirements related to business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010 that begins May 3, 2009. SFAS No. 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. This statement will generally affect acquisitions occurring after the adoption date.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles “. We do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.
3. RESTRUCTURING
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment. The Automotive and Interconnect restructuring is expected to be completed during fiscal 2010. We record the expense in the restructuring section of our condensed consolidated statement of income. On January 24, 2008, the total pre-tax charges were estimated between $19,000 and $25,000. As of January 31, 2009, we have recorded $20,156 of the charges. We estimate that we will record additional pre-tax charges through fiscal 2010 of between $3,000 and $5,000, of which $1,000 to $1,500 will relate to the termination of approximately 300 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services. We continue to perform periodic impairment testing, if indicators exist, and will record any charges incurred as per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”) in the period when impairment is incurred.
     During the fiscal quarter ended January 31, 2009, we recorded a restructuring charge of $3,796, which consisted of $1,308 for employee severance, $2,313 in accelerated depreciation for buildings and improvements and machinery and equipment and $175 relating to professional fees. As of January 31, 2009, we had an accrued

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
3. RESTRUCTURING — Continued
restructuring liability of $2,325 reflected in the current liabilities section of our condensed consolidated balance sheet. We expect this liability to be paid out during fiscal 2010.
     During the nine months ended January 31, 2009, we recorded a restructuring charge of $14,997, which consisted of $5,738 for employee severance, $8,214 in impairments and accelerated depreciation for buildings and improvements and machinery and equipment, $153 in inventory write-downs and $892 relating to professional fees.
The table below reflects the activity for restructuring as of January 31, 2009:

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
FY 2008 restructuring charges	$3,355	$1,346	$458	$5,159
Payments and asset write-downs	(203)	(1,346)	(434)	(1,983)

Accrued balance at May 3, 2008	3,152	—	24	3,176

First Quarter FY 2009 restructuring charges	2,821	1,703	393	4,917
Payments and asset write-downs	(1,556)	(1,703)	(417)	(3,676)

Accrued balance at August 2, 2008	4,417	—	—	4,417

Second Quarter FY 2009 restructuring charges	1,609	4,350	325	6,284
Payments and asset write-downs	(729)	(4,350)	(325)	(5,404)

Accrued balance at November 1, 2008	5,297	—	—	5,297

Third Quarter FY 2009 restructuring charges	1,308	2,313	175	3,796
Payments and asset write-downs	(4,280)	(2,313)	(175)	(6,768)

Accrued balance at January 31, 2009	$2,325	$—	$—	$2,325

4. COMPREHENSIVE INCOME/(LOSS)
     The components of our comprehensive income/(loss) for the three months and nine months ended January 31, 2009 and February 2, 2008 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.
     The following table presents details of our comprehensive income/(loss):

	Three Months Ended		Nine Months Ended
	January 31, 2009	February 2, 2008	January 31, 2009	February 2, 2008
Net income (loss)	$(26,985)	$9,757	$(17,469)	$26,835
Translation adjustment	(507)	3,895	(17,416)	7,956

Total comprehensive income/(loss)	$(27,492)	$13,652	$(34,885)	$34,791

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
5. GOODWILL AND INTANGIBLE ASSETS
     We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”). The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.
     One potential indicator of goodwill and other intangible asset impairment is whether our fair value, as measured by our market capitalization, has remained below our net book value for a significant period. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11,528 in our Interconnect segment, $5,358 in our Power Products segment and $1,203 in our Other segment for a total of $18,089 related to these assets. It is possible that we will incur additional impairments of goodwill in the fourth quarter of fiscal 2009 if our market capitalization continues to decline.
     Also, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor business were impaired. Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14,589 related to these assets. It is possible we will incur additional impairments of identifiable assets in the fourth quarter of fiscal 2009 if market conditions continue to decline.
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
     Based on a third-party valuation report, the tangible net assets acquired had a fair value of $27,265. The fair values assigned to intangible assets acquired were $11,430 for customer relationships, $2,700 for the trade name and trademarks, $1,500 for technology valuation, and $260 for non-competes, resulting in $12,851 of goodwill. The customer relationships, technology valuation and non-competes will be amortized over 5 to approximately 12 years. The trade name and trademarks are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of Hetronic have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition. Based on the nature of the Hetronic business, a significant portion of their inventory is raw material. This is the primary reason why the total company consolidated raw material inventory increased as of January 31, 2009 as compared to May 3, 2008.
     In connection with the Power Products segment’s acquisition of Cableco Technologies in fiscal 2005, additional contingent consideration may be due if certain operational and financial targets are met. During the third quarter of fiscal 2009, portions of the operational and financial targets were met, resulting in a $625 cash payment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
5. GOODWILL AND INTANGIBLE ASSETS — Continued
The payment was recorded as an increase in goodwill. Additional goodwill of up to $3,632 may result from future contingent payments for this acquisition.
     On August 31, 2007, we acquired 100% of the assets of Value Engineered Products, Inc. (VEP) for $5,750 in cash, plus transaction costs of $79. VEP is a thermal management solutions provider, manufacturing heat sinks and related products for high-powered applications. These components complement our Power Products product offerings and, in some instances, are joined with bus bars to aid thermal management of power systems. The terms of the acquisition provided for an additional payment of up to a maximum of $1,000 if sales reached specified targets during the twelve-month period following the close. The final payout was $758 and was recorded in the second quarter of fiscal 2009.
     Based on a third-party valuation report, the tangible net assets acquired in the VEP transaction had a fair value of $915. The fair values assigned to intangible assets acquired were $2,900 for customer relationships and $600 for trademarks, resulting in $2,172 of goodwill. The customer relationships acquired are being amortized over a period of approximately 16 years, which began in September 2007. The trademark intangible assets are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of the acquired business have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition.
     The following tables present details of the Company’s intangible assets:

	as of January 31, 2009
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$34,327	$19,543	$14,784
Patents and technology licenses	29,735	7,011	22,724
Covenants not to compete	2,740	2,328	412

Total	$66,802	$28,882	$37,920

	as of May 3, 2008
		Accumulated
	Gross	Amortization	Net
Customer relationships and agreements	$41,324	$19,168	$22,156
Patents and technology licenses	24,692	5,795	18,897
Covenants not to compete	2,480	2,251	229

Total	$68,496	$27,214	$41,282

     The intangible assets for customer relationships and agreements includes $1,622 and $2,278 as of January 31, 2009 and May 3, 2008, respectively, of net value assigned to a supply agreement with Delphi Corporation. Delphi is currently operating under a bankruptcy petition filed on October 8, 2005. We continue to supply product to Delphi post-petition pursuant to this supply agreement and have determined that the value of the supply agreement has not been impaired.
     The estimated aggregate amortization expense for fiscal 2009 and each of the four succeeding fiscal years is as follows:

2009	$5,700
2010	6,549
2011	5,374
2012	3,691
2013	2,833

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
6. INCOME TAXES
     We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the three months and nine months ended January 31, 2009, we recognized $17 and $134 in interest, respectively and zero in penalties. We had approximately $918 for the payment of interest and zero for the payment of penalties accrued at January 31, 2009. The total unrecognized tax benefit as of January 31, 2009 was $6,176.
     During the third quarter of fiscal 2009, we recognized $162 in uncertain tax positions due to the expiration of the statutes of limitations. We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months. We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the range between $300 and $2,800.
     The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before fiscal 2005.
7. COMMON STOCK AND STOCK-BASED COMPENSATION
     The following table sets forth the changes in the number of issued shares of common stock during the nine-month period presented:

	Nine Months Ended
	January 31,	February 2,
	2009	2008
Balance at the beginning of the period	38,225,379	37,950,829
Options exercised	19,089	122,469
Restricted stock awards vested	50,473	47,886
Repurchase and retirement	(53,012)	—

Balance at the end of the period	38,241,929	38,121,184

     We paid quarterly dividends of $2,626, $2,633 and $1,895 on January 30, 2009, October 31, 2008 and August 1, 2008, respectively. We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business. Our Board of Directors approved a stock repurchase plan on September 18, 2008 to repurchase up to 3,000,000 shares. The plan expires at the end of fiscal 2010. There were 639,880 shares purchased during the second quarter of fiscal 2009 at an average price of $8.03 per share. There were no shares purchased during the third quarter of fiscal 2009.
     The following tables summarize the stock option activity and related information for the nine months ended January 31, 2009:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 3, 2008	689,689	$10.26
Exercised	(19,089)	5.90
Forfeited	(32,298)	10.86

Outstanding at January 31, 2009	638,302	10.36

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued

Options Outstanding and
Exercisable at January 31, 2009
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.12 – $7.69	156,525	$6.69	2.5
$8.08 – $11.64	343,634	10.58	2.4
$12.11 – $17.66	138,143	13.95	1.5

	638,302	10.36

The options outstanding at January 31, 2009 had no aggregate intrinsic value.
     Prior to June 21, 2007, we had three active stock plans, the Methode Electronics, Inc. 1997 Stock Plan, the Methode Electronics, Inc. 2000 Stock Plan, and the Methode Electronics, Inc. 2004 Stock Plan. No options were granted under the Plans since the first quarter of fiscal 2005. As of January 31, 2009, we had 638,302 unexercised stock options, all of which are fully vested and have a term of ten years. There is no remaining unrecognized compensation expense relating to the stock options.
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
     At the beginning of fiscal 2009, there were 582,298 performance-based and time-based RSAs outstanding. The time-based RSAs vest in three equal annual installments from the grant date. All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets. As of January 31, 2009, it was determined that based on the current economic environment, the performance shares granted in fiscal years 2008 and 2009 are not meeting the revenue growth and return on invested capital targets. Due to the performance shares not meeting financial targets, we have recorded an adjustment to the pre-tax compensation expense of $1,721 during the third quarter of fiscal 2009. All of the unvested RSAs are entitled to voting rights and to payment of dividends. During the nine months ended January 31, 2009, we awarded 356,665 restricted stock awards. Of the shares granted, 24,000 shares vest immediately upon grant, 256,565 are performance-based RSAs and 76,100 are time-based RSAs.
     We recognized pre-tax compensation expense for RSAs of $692 and $2,469 in the nine months ended January 31, 2009 and February 2, 2008, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
7. COMMON STOCK AND STOCK-BASED COMPENSATION — Continued
The following table summarizes the RSA activity for the nine months ended January 31, 2009:

Shares
Unvested at May 3, 2008	582,298
Awarded	356,665
Vested	(50,473)
Forfeited	(25,557)

Unvested at January 31, 2009	862,933

The table below shows the Company’s unvested RSAs at January 31, 2009:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	January 31, 2009	January 31, 2009
2006	—	3-year equal annual installments	$—	$—	$—
2006	125,000	3-year cliff performanced-based	12.42	—	—
2007	23,359	3-year equal annual installments	7.88	13	13
2007	220,750	3-year cliff performanced-based	7.80	153	153
2008	34,955	3-year equal annual installments	14.95	150	150
2008	149,730	3-year cliff performanced-based	15.14	—	1,161
2009	74,600	3-year equal annual installments	10.64	479	479
2009	234,539	3-year cliff performanced-based	11.35	—	2,268
     At January 31, 2009, the aggregate unvested RSAs had a grant date weighted average fair value of $11.24 and a weighted average vesting period of approximately 14 months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
8. EARNINGS/(LOSS) PER SHARE
     Basic earnings/(loss) per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31, 2009	February 2, 2008	January 31, 2009	February 2, 2008
Numerator — net income/(loss)	$(26,985)	$9,757	$(17,469)	$26,835

Denominator:
Denominator for basic earnings/(loss) per share-weighted average shares	36,597	37,138	36,964	37,066
Dilutive potential common shares-employee and director stock options	—	354	—	413

Denominator for diluted earnings/(loss) per share adjusted weighted average shares and assumed conversions	36,597	37,492	36,964	37,479

Basic and diluted net income/(loss) per share:
Basic	$(0.74)	$0.26	$(0.47)	$0.72
Diluted	$(0.74)	$0.26	$(0.47)	$0.72
     Options to purchase 638,302 shares of common stock at a weighted-average exercise price of $10.36 per share were outstanding as of January 31, 2009, but were not included in the computation of diluted earnings/(loss) per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three months and nine months ended are the same.
9. SEGMENT INFORMATION
     We are a global designer and manufacturer of electro-mechanical devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our components are found in the primary end markets of the automotive, appliance, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, consumer and industrial equipment markets.
     We report in four operating segments — Automotive, Interconnect, Power Products and Other. Our systems are not designed to capture information by smaller product groups and it would be impracticable to breakdown our sales into smaller product groups.
     Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11,528 in our

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued
Interconnect segment, $5,358 in our Power Products segment and $1,203 in our Other segment for a total of $18,089 related to these assets.
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment. During the three months ended January 31, 2009, we recorded a restructuring charge of $2,867 and $929 for the Automotive and Interconnect segments, respectively. During the nine months ended January 31, 2009, we recorded a restructuring charge of $10,434 and $4,563 for the Automotive and Interconnect segments, respectively.
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
     The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets. Solutions include solid-state field effect interface panels, PC and express card packaging, industrial safety radio remote control, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.
     The Power Products segment manufactures current-carrying laminated bus devices, custom power-product assemblies, powder coated bus bars, braided flexible cables and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor solutions, aerospace and military.
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
     The identifiable assets for the Automotive segment decreased $55,416 to $130,489 as of January 31, 2009, compared to $185,905 as of May 3, 2008. The decrease is primarily due to restructuring charges for fixed assets and a general decline in business. In addition, the identifiable assets for our foreign operations have decreased due to their respective foreign currencies weakening against the U.S. dollar during the first nine months of fiscal 2009. The identifiable assets for the Interconnect segment increased $16,485 to $150,897 as of January 31, 2009, compared to $134,412 as of May 3, 2008. The Interconnect identifiable assets increased by $56,006 due to the Hetronic acquisition, which was funded by corporate, offset by $26,117 relating to the impairment of goodwill and intangible assets. The Power Products segment identifiable assets decreased $10,591 to $26,472 as of January 31, 2009, compared to $37,063 as of May 3, 2008 due to general decline in business and the impairment of goodwill.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued
Below is a table of identifiable assets for each segment as of January 31, 2009 and May 3, 2008:

	January 31, 2009	May 3, 2008	Net Change
Automotive	$130,489	$185,905	$(55,416)
Interconnect	150,897	134,412	16,485
Power Products	26,472	37,063	(10,591)
Other	7,122	7,332	(210)
Corporate	70,886	105,508	(34,622)

Total Identifiable Assets	$385,866	$470,220	$(84,354)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued

	Three Months Ended January 31, 2009
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$36,586	$33,280	$9,219	$1,802	$106	$80,781
Transfers between segments	—	(46)	(35)	(25)	(106)	—

Net sales to unaffiliated customers	$36,586	$33,234	$9,184	$1,777	$—	$80,781

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$29	$594	$13	$(894)	$—	$(258)

Restructuring	(2,867)	(929)	—	—	—	(3,796)
Impairment of goodwill and intangible assets	—	(26,117)	(5,358)	(1,203)	—	(32,678)

Segment income (loss) including restructuring charge, impairment of goodwill and intangible assets	$(2,838)	$(26,452)	$(5,345)	$(2,097)	$—	$(36,732)

Corporate expenses, net						(3,599)

Loss before income taxes						$(40,331)

	Three Months Ended February 2, 2008
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$88,684	$35,858	$12,827	$1,847	$751	$138,465
Transfers between segments	(69)	(300)	(342)	(40)	(751)	—

Net sales to unaffiliated customers	$88,615	$35,558	$12,485	$1,807	$—	$138,465

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$13,678	$986	$2,566	$(608)	$—	16,622

Restructuring	(379)	(71)	—	—	—	(450)
Impairment of goodwill and intangible assets	—	—	—	—	—	—

Segment income (loss) including restructuring charge, impairment of goodwill and intangible assets	$13,299	$915	$2,566	$(608)	$—	$16,172

Corporate expenses, net						(4,854)

Income before income taxes						$11,318

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
9. SEGMENT INFORMATION — Continued

	Nine Months Ended January 31, 2009
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$196,526	$101,144	$33,029	$6,581	$681	$336,599
Transfers between segments	—	(321)	(280)	(80)	(681)	—

Net sales to unaffiliated customers	$196,526	$100,823	$32,749	$6,501	$—	$336,599

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$26,684	$2,077	$1,297	$(2,225)	$—	$27,833

Restructuring	(10,434)	(4,563)	—	—	—	(14,997)
Impairment of goodwill and intangible assets	—	(26,117)	(5,358)	(1,203)	—	(32,678)

Segment income (loss) including restructuring charge, impairment of goodwill and intangible assets	$16,250	$(28,603)	$(4,061)	$(3,428)	$—	$(19,842)

Corporate expenses, net						(9,941)

Loss before income taxes						$(29,783)

	Nine Months Ended February 2, 2008
	Auto-	Inter-	Power		Elimi-	Consoli-
	motive	Connect	Products	Other	nations	dated
Net sales	$261,352	$97,916	$34,010	$5,107	$1,672	$396,713
Transfers between segments	(69)	(691)	(843)	(69)	(1,672)	—

Net sales to unaffiliated customers	$261,283	$97,225	$33,167	$5,038	$—	$396,713

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$38,720	$4,544	$6,544	$(1,291)	$—	$48,517

Restructuring	(379)	(71)	—	—	—	(450)
Impairment of goodwill and intangible assets	—	—	—	—	—	—

Segment income (loss) including restructuring charge, impairment of goodwill and intangible assets	$38,341	$4,473	$6,544	$(1,291)	$—	$48,067

Corporate expenses, net						(14,248)

Income before income taxes						$33,819

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
10. CONTINGENCIES
     Certain litigation arising in the normal course of business is pending against us. We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters. We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.
11. PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
     We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements. We had $9,576 and $8,211 as of fiscal periods ended January 31, 2009 and May 3, 2008, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in our work-in-process inventory in the condensed consolidated balance sheets. Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.
12. FAIR VALUE MEASUREMENTS
     We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of May 4, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)
12. FAIR VALUE MEASUREMENTS — Continued
Below is a table that summarizes the fair value of assets and liabilities as of January 31, 2009:

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
Assets:	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$54,427	$51,230	$3,197	$—

Assets related to deferred compensation plan	$2,380	$—	$2,380	$—

Total assets at fair value	$56,807	$51,230	$5,577	$—

Liabilities:

Deferred compensation plan	$2,263	$2,263	$—	$—

Total liabilities at fair value	$2,263	$2,263	$—	$—

(1)	Includes cash, money-market investments and certificates of deposit.
13. SUBSEQUENT EVENT
     We announced several additional restructuring actions to further reduce our exposure to North American automotive and to migrate manufacturing to lower cost regions to consolidate facilities and reduce costs. After these actions, our principal manufacturing operations will be in Mexico, Malta and China.
     In total, this additional restructuring will affect approximately 850 employees worldwide. We estimate that we will record a pre-tax charge during the fiscal years 2009 and 2010 between $9.0 million and $18.0 million. The cash portion of this charge will be between $7.0 million and $8.0 million.

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
•	Our business has been and may continue to be materially adversely affected by the current economic environment, particularly as it impacts the automotive industry. The recent disruptions in global financial and credit markets have significantly impacted global economic activity and led to an economic recession. As a result of these disruptions, our customers and markets have been adversely affected. We have recently experienced a significant drop in sales in all our reporting segments. If we experience reduced demand because of these disruptions in the macroeconomic environment or other factors, our business, results of operation and financial condition could be materially adversely affected. If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

We have recorded and may record additional impairment charges which would adversely impact our results of operations. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. See footnote 5 to our condensed consolidated financial statements for additional information regarding our goodwill impairment charges.

•	We have and may continue to incur additional significant restructuring charges that will adversely affect our results of operations.

•	Our automotive customers have recently experienced severe declines in demand for their products. Such factors as consumer preference, fixed cost structure, restricted liquidity and the availability of financing, increased cost of capital and the threat of potential bankruptcy or liquidation has negatively impacted their businesses. This has and may continue to cause them to significantly decrease purchases of our products, further restructure their businesses or even reorganize under bankruptcy laws.

•	We depend on a small number of large customers. If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.

•	Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.

•	Because we derive approximately 58% of our revenues from the automotive industry, the downturn and challenges faced by this industry have a material adverse effect on our business, financial condition and operating results.

Cautionary Statement — Continued
•	Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, construction, industrial safety radio remote control market, we are susceptible to trends and factors affecting those industries.

•	Because we derive approximately 58% of our revenues from the automotive segment, oil prices could adversely affect future results.

•	We are subject to intense pricing pressures in the automotive industry.

•	We are dependent on the availability and price of raw materials.

•	We face risks relating to our international operations, including fluctuations in the U.S. dollar.

•	Our technology-based businesses and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	We may acquire businesses or divest of various business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•	We cannot assure you that the newly-acquired Hetronic business will be successful or that we can implement and profit from new applications of the acquired technology.
     Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing. See Part I — Item A, Risk Factors of our latest Form 10-K for the fiscal year ended May 3, 2008, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.
Overview
     We are a global designer and manufacturer of electro-mechanical devices, with manufacturing, design and testing facilities in the United States, Malta, Mexico, the United Kingdom, Germany, the Czech Republic, China, India, the Philippines and Singapore. We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies and wireless remote controls. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other. For more information regarding the business and products of these segments, see “Item 1. Business” of our Form 10-K for the fiscal year ended May 3, 2008.
     Our components are found in the primary end markets of the automotive, information processing and networking equipment, construction, voice and data communication systems, consumer electronics, appliance, aerospace vehicles and industrial equipment industries. Our products employ electronic and optical technologies to

Overview — Continued
control and convey signals through sensors, interconnections and controls. Recent trends in the industries that we serve include:
•	the deteriorating financial condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•	increasing pressure by automobile manufacturers on automotive suppliers to reduce selling prices;

•	more supplier-funded design, engineering and tooling costs previously funded by the automobile manufacturers;

•	reduced production schedules for domestic automobile manufacturers; rising interest rates and reduced availability of credit; and

•	decline in demand for less fuel-efficient trucks and SUVs.
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
     During the third quarter of fiscal 2009, we recorded goodwill and identifiable intangible asset impairments and may record additional impairment charges which would adversely impact our results of operations. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our business, financial condition and results of operations. See footnote 5 to our condensed consolidated financial statements for additional information regarding our goodwill and identifiable intangible asset impairment charges.
     On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic Interconnect products. The Automotive and Interconnect restructuring is expected to be completed during fiscal 2010. During the three months ended January 31, 2009, we recorded a restructuring charge of $3.8 million, which consisted of $1.3 million for employee severance, $2.3 million in accelerated depreciation for buildings and improvements and machinery and equipment, and $0.2 million relating to professional fees. During the nine months ended January 31, 2009, we recorded a restructuring charge of $15.0 million, which consisted of $5.7 million for employee severance, $8.2 million in impairment and accelerated depreciation for buildings and improvements and machinery and equipment, $0.2 million in inventory write-downs and $0.9 million relating to professional fees. We record the expense in the restructuring section of our condensed consolidated statement of income. We estimate that we will record additional pre-tax charges through fiscal 2010 of between $3.0 million and $5.0 million, of which $1.0 million to $1.5 million relates to the termination of approximately 300 employees and the cost of one-time employee severance, retention, COBRA and outplacement services. We will continue to perform periodic impairment testing and will record any charges incurred as per

Overview — Continued
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the period when impairment is incurred.
     Due to the timing of our fiscal calendar, the three months ended January 31, 2009 represent 13 weeks of results and the three months ended February 2, 2008 represent 14 weeks of results. In addition, the nine months ended January 31, 2009 represent 39 weeks of results and the nine months ended February 2, 2008 represent 40 weeks of results.
Business Outlook
     The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.
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

Results of Operations for the Three Months Ended January 31, 2009 (13 weeks) as Compared to the Three Months Ended February 2, 2008 (14 weeks).
Consolidated Results
Below is a table summarizing results for the three months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$80.8	$138.5	$(57.7)	-41.7%
Other income	0.8	0.3	0.5	166.7%

	81.6	138.8	(57.2)	-41.2%

Cost of products sold	70.5	109.0	(38.5)	-35.3%

Gross margins (including other income)	11.1	29.8	(18.7)	-62.8%

Restructuring	3.8	0.5	3.3	660.0%
Impairment of goodwill and intangible assets	32.7	—	32.7	—
Selling and administrative expenses	14.8	17.8	(3.0)	-16.9%
Interest income, net — income/(expense)	0.2	0.7	(0.5)	-71.4%
Other, net — income/(expense)	(0.3)	(0.9)	0.6	-66.7%
Income taxes — (benefit)/expense	(13.3)	1.5	(14.8)	-986.7%

Net income/(loss)	$(27.0)	$9.8	$(36.8)	-375.5%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.0%	0.2%
Cost of products sold	87.3%	78.7%
Gross margins (including other income)	13.7%	21.5%
Restructuring	4.7%	0.4%
Impairment of goodwill and intangible assets	40.5%	0.0%
Selling and administrative expenses	18.3%	12.9%
Interest income, net — income/(expense)	0.2%	0.5%
Other, net — income/(expense)	-0.4%	-0.6%
Income taxes — (benefit)/expense	-16.5%	1.1%
Net income/(loss)	-33.4%	7.1%
     Net Sales. Consolidated net sales decreased $57.7 million, or 41.7%, to $80.8 million for the three months ended January 31, 2009 from $138.5 million for three months ended February 2, 2008. The Automotive segment net sales declined $52.0 million or 58.7% to $36.6 million in the third quarter of fiscal 2009 from $88.6 million in the third quarter of fiscal 2008. The decline is attributable to the continued softening of the global economic environment, especially the direct effect on the North American automotive industry. The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $0.4 million in the third quarter of fiscal 2009, compared to $13.2 million in the third quarter of fiscal 2008. In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. A substantial portion of the transfer of the Chrysler product was completed during the second quarter of fiscal 2009. The Interconnect segment net sales decreased $2.4 million, or 6.7% to $33.2 million in the third quarter of fiscal 2009 as compared to $35.6 million in the third quarter of fiscal 2008. Translation of foreign operations net sales in the three months ended January 31, 2009 decreased reported net sales by $1.0 million or 1.2% due to currency rate fluctuations.

Consolidated Results — Continued
     Other Income. Other income increased $0.5 million, or 166.7%, to $0.8 million for the three months ended January 31, 2009 from $0.3 million for three months ended February 2, 2008. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold decreased $38.5 million, or 35.3%, to $70.5 million for the three months ended January 31, 2009 from $109.0 million for the three months ended February 2, 2008. The decrease is due to the lower net sales volumes. Consolidated cost of products sold as a percentage of sales was 87.3% for the three months ended January 31, 2009 and 78.7% for the three months ended February 2, 2008. The increase in cost of products sold as a percentage of net sales relates to manufacturing inefficiencies experienced in the third quarter of fiscal 2009 due to a significant, unexpected drop in sales, in addition to the drop in the planned sales to Chrysler. A large portion of the drop in sales is due to the North American automotive manufacturer extending plant shut-downs that occurred during the months of December and January. The Interconnect and Power Products segments also experienced manufacturing inefficiencies during the third quarter of fiscal 2009 due to lower than expected sales, but not at the level of the Automotive segment.
     Gross Margins (including other income). Consolidated gross margins (including other income) decreased $18.7 million, or 62.8%, to $11.1 million for the three months ended January 31, 2009 as compared to $29.8 million for the three months ended February 2, 2008. Gross margins as a percentage of net sales was 13.7% for the three months ended January 31, 2009 as compared to 21.5% for the three months ended February 2, 2008. The decline in gross margins as a percentage of sales is due to the manufacturing inefficiencies related to a significant drop in sales, the planned drop in sales to Chrysler and the unfavorable product mix for the Power Products segment.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment. During the fiscal quarter ended January 31, 2009, we recorded a restructuring charge of $3.8 million, which consisted of $1.3 million for employee severance, $2.3 million for accelerated depreciation for buildings and improvements and machinery and equipment and $0.2 million relating to professional fees.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $18.1 million related to these assets.
     Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor business were impaired. Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.
     Selling and Administrative Expenses. Selling and administrative expenses decreased $3.0 million, or 16.9%, to $14.8 million for the three months ended January 31, 2009 compared to $17.8 million for the three months ended February 2, 2008. The decrease is due to lower bonus and commission expenses relating to lower sales and earnings during the third quarter of fiscal 2009. In addition, it was determined that based on the current economic

Consolidated Results — Continued
environment, the restricted stock performance shares granted in fiscal 2008 and 2009 are not meeting the revenue growth and return on invested capital targets. Due to the performance shares not meeting financial targets, we have recorded an adjustment to the pre-tax compensation expense of $1,721 during the third quarter of fiscal 2009. Selling and administrative expenses as a percentage of net sales increased to 18.3% in the three months ended January 31, 2009 from 12.9% for the three months ended February 2, 2008.
     Interest Income, Net. Net interest income decreased 71.4% in the three months ended January 31, 2009 to $0.2 million as compared to $0.7 million in the three months ended February 2, 2008. The average cash balance was $58.3 million during the three months ended January 31, 2009 as compared to $88.8 million during the three months ended February 2, 2008. The average interest rate earned in the three months ended January 31, 2009 was 2.34% compared to 3.38% in the three months ended February 2, 2008. Interest expense was $0.1 million for both periods.
     Other, Net. Other, net was an expense of $0.3 million for the three months ended January 31, 2009 as compared to an expense of $0.9 million for the three months ended February 2, 2008. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
     At January 31, 2009, approximately $4.1 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.7881 per unit as of January 31, 2009. During the quarter ended January 31, 2009 we recorded a loss of $0.5 million, of which $0.3 million was realized on partial redemptions of $1.8 million, and $0.2 million was unrealized.
     Income Taxes. The effective income tax rate was a benefit of 33.1% in the third quarter of fiscal 2009 compared with an income tax expense of 14.0% in the third quarter of fiscal 2008. The income tax rate was a benefit in the third quarter of fiscal 2009 in our U.S.-based businesses due to impairment of goodwill and intangible assets, restructuring charges and a slowing of business, causing a loss before income taxes. In addition, the effective tax rates for both fiscal 2009 and 2008 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.
     Net Income/(Loss). Net income decreased $36.8 million to a loss of $27.0 million for the three months ended January 31, 2009 as compared to net income of $9.8 million for the three months ended February 2, 2008 due to the impairment of goodwill and intangible assets, the significant slow-down of the global economic environment, and increased restructuring charges, offset slightly by lower selling and administrative expenses.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$36.6	$88.6	$(52.0)	-58.7%
Other income	0.6	0.2	0.4	200.0%

	37.2	88.8	(51.6)	-58.1%

Cost of products sold	35.3	69.9	(34.6)	-49.5%

Gross margins (including other income)	1.9	18.9	(17.0)	-89.9%

Restructuring	2.9	0.4	2.5	625.0%
Selling and administrative expenses	2.0	4.9	(2.9)	-59.2%
Interest income, net — income	0.1	—	0.1	—
Other, net — income/(expense)	0.1	(0.3)	0.4	-133.3%

Income/(loss) before income taxes	$(2.8)	$13.3	$(16.1)	-121.1%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.6%	0.2%
Cost of products sold	96.4%	78.9%
Gross margins (including other income)	5.2%	21.3%
Restructuring	7.9%	0.5%
Selling and administrative expenses	5.5%	5.5%
Interest income, net	0.3%	0.0%
Other, net	0.3%	-0.3%
Income/(loss) before income taxes	-7.7%	15.0%
     Net Sales. Automotive segment net sales decreased $52.0 million, or 58.7%, to $36.6 million for the three months ended January 31, 2009 from $88.6 million for the three months ended February 2, 2008. The decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry. Net sales have declined in the third quarter of fiscal 2009 as compared to fiscal 2008 by 56.9% in North America, 63.4% in Europe and 53.7% in Asia. A large portion of the drop in sales is due to the North American automotive manufacturers extending plant shut-downs that occurred during the months of December and January. The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $0.4 million in the third quarter of fiscal 2009, compared to $13.2 million in the third quarter of fiscal 2008. Excluding Chrysler, the Automotive segment net sales declined 52.0% in the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008. In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. A substantial portion of the transfer of the Chrysler product was completed during the second quarter of fiscal 2009. Translation of foreign operations net sales in the three months ended January 31, 2009 decreased reported net sales by $0.8 million, or 2.1%, due to currency rate fluctuations.
     Other Income. Other income increased $0.4 million, or 200.0%, to $0.6 million for the three months ended January 31, 2009 from $0.2 million for three months ended February 2, 2008. Other income consisted primarily of earnings from engineering design fees and royalties.

Automotive Segment Results — Continued
     Cost of Products Sold. Automotive segment cost of products sold decreased $34.6 million to $35.3 million for the three months ended January 31, 2009 from $69.9 million for the three months ended February 2, 2008. The decrease primarily relates to lower sales volumes. Automotive segment costs of products sold as a percentage of sales increased to 96.4% for the three months ended January 31, 2009 from 78.9% for the three months ended February 2, 2008. The increase in cost of products sold as a percentage of net sales relates to manufacturing inefficiencies experienced in the third quarter of fiscal 2009 due to a significant, unexpected drop in sales, in addition to the drop in the planned sales to Chrysler. A large portion of the drop in sales is due to the North American automotive manufactures extending plant shut-downs that occurred during the months of December and January.
     Gross Margins (including other income). Automotive segment gross margins (including other income) decreased $17.0 million, or 89.9%, to $1.9 million for the three months ended January 31, 2009 as compared to $18.9 million for the three months ended February 2, 2008. Gross margins as a percentage of net sales decreased to 5.2% for the three months ended January 31, 2009 from 21.3% for the three months ended February 2, 2008. The decline in gross margins as a percentage of sales is due to the manufacturing inefficiencies caused by the significant drop in sales in the third quarter of fiscal 2009 and the lower planned Chrysler sales volumes.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. During the fiscal quarter ended January 31, 2009, we recorded a restructuring charge of $2.9 million, which consisted of $1.1 million for employee severance and $1.8 million for accelerated depreciation for buildings, building improvements and machinery and equipment. We expect the restructuring to be completed during fiscal 2010.
     Selling and Administrative Expenses. Selling and administrative expenses decreased $2.9 million, or 59.2%, to $2.0 million for the three months ended January 31, 2009 compared to $4.9 million for the three months ended February 2, 2008. The decrease is due to lower commission expense as a result of lower sales during the third quarter of fiscal 2009. Selling and administrative expenses as a percentage of net sales was 5.5% for both the three months ended January 31, 2009 and the three months ended February 2, 2008.
     Interest Income, Net. Net interest income was $0.1 million in the three months ended January 31, 2009, compared to no interest income, net in the three months ended February 2, 2008.
     Other, Net. Other, net was income of $0.1 million for the three months ended January 31, 2009 as compared to an expense of $0.3 million for the three months ended February 2, 2008. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
     Income/(Loss) Before Income Taxes. Automotive segment income/(loss) before income taxes decreased $16.1 million, or 121.1%, to a loss of $2.8 million for the three months ended January 31, 2009 compared to a profit of $13.3 million for the three months ended February 2, 2008 due to significant lower sales volumes, increased restructuring expenses, offset slightly by lower selling and administrative expenses in the third quarter of fiscal 2009.

Interconnect Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$33.2	$35.6	$(2.4)	-6.7%
Other income	0.1	0.1	—	0.0%

	33.3	35.7	(2.4)	-6.7%

Cost of products sold	26.2	27.8	(1.6)	-5.8%

Gross margins (including other income)	7.1	7.9	(0.8)	-10.1%

Restructuring	0.9	0.1	0.8	800.0%
Impairment of goodwill and intangible assets	26.1	—	26.1	—
Selling and administrative expenses	6.8	6.6	0.2	3.0%
Interest income, net — income	0.2	0.1	0.1	100.0%
Other, net — income/(expense)	—	(0.4)	0.4	-100.0%

Income/(loss) before income taxes	$(26.5)	$0.9	$(27.4)	-3044.4%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.3%	0.3%
Cost of products sold	78.9%	78.1%
Gross margins (including other income)	21.4%	22.2%
Restructuring	2.7%	0.3%
Impairment of goodwill and intangible assets	78.6%	0.0%
Selling and administrative expenses	20.5%	18.5%
Interest income, net	0.6%	0.3%
Other, net	0.0%	-1.1%
Income/(loss) before income taxes	-79.8%	2.5%
     Net Sales. Interconnect segment net sales decreased $2.4 million, or 6.7%, to $33.2 million for the three months ended January 31, 2009 from $35.6 million for the three months ended February 2, 2008. Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008. Excluding Hetronic, North American net sales declined 21.6%, Europe declined 38.5% and Asia declined 23.3% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The North American net sales decline was primarily due to the softening of the U.S. economy and restructuring of our Connector and Duel businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. Translation of foreign operations net sales in the three months ended January 31, 2009 decreased reported net sales by $0.1 million, or 0.3%, due to currency rate fluctuations.
     Other Income. Other income was $0.1 million for both the three months ended January 31, 2009 and February 2, 2008. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Interconnect segment cost of products sold decreased $1.6 million to $26.2 million for the three months ended January 31, 2009 compared to $27.8 million for the three months ended February 2, 2008. Interconnect segment cost of products sold as a percentage of net sales increased to 78.9% for the three months ended January 31, 2009 compared to 78.1% for the three months ended February 2, 2008. The decrease in cost of products sold as a percentage of net sales primarily relates to manufacturing inefficiencies due to lower sales volumes in the third quarter of fiscal 2009.

Interconnect Segment Results — Continued
     Gross Margins (including other income). Interconnect segment gross margins (including other income) decreased $0.8 million, or 10.1%, to $7.1 million for the three months ended January 31, 2009 as compared to $7.9 million for the three months ended February 2, 2008. Gross margins as a percentage of net sales decreased to 21.4% for the three months ended January 31, 2009 from 22.2% for the three months ended February 2, 2008. The decrease in gross margins as a percentage of net sales primarily relates to manufacturing inefficiencies due to lower sales volumes in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.
     Restructuring. On January 24, 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment. During the fiscal quarter ended January 31, 2009, we recorded a restructuring charge of $0.9 million, which consisted of $0.2 million for employee severance and $0.7 million for accelerated depreciation for buildings, building improvements and machinery and equipment. We expect the restructuring will be completed by the fourth quarter of fiscal 2009.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment related to these assets.
     Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we recorded impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor business were impaired. Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.
     Selling and Administrative Expenses. Selling and administrative expenses increased $0.2 million, or 3.0%, to $6.8 million for the three months ended January 31, 2009 compared to $6.6 million for the three months ended February 2, 2008. Selling and administrative expenses are higher due to the Hetronic acquisition, higher amortization expenses, offset by lower commission expense due to lower sales in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. In addition, selling and administrative expenses (not including Hetronic) were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009. Selling and administrative expenses as a percentage of net sales increased to 20.5% in the three months ended January 31, 2009 from 18.5% for the three months ended February 2, 2008.
     Interest Income, Net. Net interest income was $0.2 million in the three months ended January 31, 2009, compared to $0.1 million in the three months ended February 2, 2008.
     Other, Net. Other, net was zero for the three months ended January 31, 2009 as compared to expense of $0.4 million for the three months ended February 2, 2008. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Interconnect Segment Results — Continued
     Income/(Loss) Before Income Taxes. Interconnect income/(loss) before income taxes decreased $27.4 million to a loss of $26.5 million for the three months ended January 31, 2009 compared to income of $0.9 million for the three months ended February 2, 2008 due to the goodwill and intangible asset write-off, manufacturing inefficiencies, increased restructuring charges and higher selling and administrative expenses due to the Hetronic acquisition.
Power Products Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$9.2	$12.5	$(3.3)	-26.4%

Cost of products sold	8.0	8.9	(0.9)	-10.1%

Gross margins	1.2	3.6	(2.4)	-66.7%

Impairment of goodwill and intangible assets	5.4	—	5.4	—
Selling and administrative expenses	1.1	1.0	0.1	10.0%

Income/(loss) before income taxes	$(5.3)	$2.6	$(7.9)	-303.8%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	87.0%	71.2%
Gross margins (including other income)	13.0%	28.8%
Impairment of goodwill and intangible assets	58.7%	0.0%
Selling and administrative expenses	12.0%	8.0%
Income/(loss) before income taxes	-57.6%	20.8%
     Net Sales. Power Products segment net sales decreased $3.3 million, or 26.4% to $9.2 million for the three months ended January 31, 2009 compared to $12.5 million for the three months ended February 2, 2008. Net sales have declined in the third quarter of fiscal 2009 as compared to fiscal 2008 by 33.4% in North America, partially offset by sales increases of 71.7% in Asia. The decline was driven by lower demand for our busbar products in the U.S.
     Cost of Products Sold. Power Products segment cost of products sold decreased $0.9 million, or 10.1%, to $8.0 million for the three months ended January 31, 2009 compared to $8.9 million for the three months ended February 2, 2008. The Power Products segment cost of products sold as a percentage of sales increased to 87.0% for the three months ended January 31, 2009 from 71.2% for the three months ended February 2, 2008. The increase is primarily due to manufacturing inefficiencies due to lower sales in the quarter and partially due to a product which reached end-of-life at the end of fiscal 2008 and had a lower cost as a percentage of sales than the remaining sales during the third quarter of fiscal 2009. In addition, we experienced unfavorable product mix in our busbar businesses, as well as, increased shipping and distribution costs.
     Gross Margins. Power Products segment gross margins decreased $2.4 million, or 66.7%, to $1.2 million for the three months ended January 31, 2009 as compared to $3.6 million for the three months ended February 2, 2008. Gross margins as a percentage of net sales decreased to 13.0% for the three months ended January 31, 2009 from 28.8% for the three months ended February 2, 2008. The decrease is due to manufacturing inefficiencies during the quarter and a product which reached end-of- life at the end of fiscal 2008 and had higher gross margins

Power Products Segment Results — Continued
than the remaining sales and gross margins during the third quarter of fiscal 2009. In addition, we also experienced unfavorable product mix and labor costs, as well as, shipping and distribution costs.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $5.4 million in our Power Products segment related to these assets.
     Selling and Administrative Expenses. Selling and administrative expenses increased $0.1 million, or 10.0%, to $1.1 million for the three months ended January 31, 2009 compared to $1.0 million for the three months ended February 2, 2008. Selling and administrative expenses increased due to the Tribotek acquisition on March 30, 2008, partially offset by lower commission and bonus expenses in the third quarter of fiscal 2009. Selling and administrative expenses as a percentage of net sales increased to 13.0% in the three months ended January 31, 2009 from 8.0% for the three months ended February 2, 2008.
     Income/(Loss) Before Income Taxes. Power Products segment income before income taxes decreased by $7.9 million to a loss of $5.3 million for the three months ended January 31, 2009, compared to a profit of $2.6 million for the three months ended February 2, 2008 due to impairment of goodwill, lower sales volumes and manufacturing inefficiencies, decreased sales of products which became end-of-life at the end of fiscal year 2008, higher material, labor and shipping costs, higher commission expense and expenses related to Tribotek.

Other Segment Results
Below is a table summarizing results for the three months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$1.8	$1.8	$—	0.0%

Cost of products sold	2.0	1.8	0.2	11.1%

Gross margins	(0.2)	—	(0.2)	0.0%

Impairment of goodwill and intangible assets	1.2	—	1.2	0.0%
Selling and administrative expenses	0.7	0.6	0.1	16.7%

Loss before income taxes	$(2.1)	$(0.6)	$(1.5)	250.0%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	111.1%	100.0%
Gross margins	-11.1%	0.0%
Impairment of goodwill and intangible assets	66.7%	0.0%
Selling and administrative expenses	38.9%	33.3%
Loss before income taxes	-116.7%	-33.3%
     Net Sales. The Other segment net sales were $1.8 million for both the three months ended January 31, 2009 and the three months ended February 2, 2008. Net sales from our torque-sensing business and our testing facilities were constant in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.
     Cost of Products Sold. Other segment cost of products sold increased $0.2 million to $2.0 million for the three months ended January 31, 2009 compared to $1.8 million for the three months ended February 2, 2008. The increase is due to additional support staff in our U.S. testing facilities and a new testing facility that was opened in Shanghai, China during the second quarter of fiscal 2009. We have decided to postpone further investment in our Shanghai, China testing facility due to the economic downturn.
     Gross Margins. The Other segment gross margins decreased to a loss of $0.2 million for the three months ended January 31, 2009, compared to break-even gross margins for the three months ended February 2, 2008. The decrease is due to the additional support staff for our U.S. testing facility and the new testing facility in Shanghai, China.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $1.2 million in our Other segment related to these assets.

Other Segment Results — Continued
     Selling and Administrative Expenses. Selling and administrative expenses increased $0.1 million to $0.7 million for the three months ended January 31, 2009 compared to $0.6 million for the three months ended February 2, 2008. Selling and administrative expenses as a percentage of net sales increased to 38.9% in the three months ended January 31, 2009 from 33.3% for the three months ended February 2, 2008.
     Loss Before Income Taxes. The Other segment loss before income taxes was $2.1 million for the three months ended January 31, 2009 compared to $0.6 million for the three months ended February 2, 2008. The increase in the loss before income taxes is due to impairment of goodwill, additional support staff for our North American testing facilities, as well as, a new testing facility that was opened in Shanghai, China in the second quarter of fiscal 2009.
Results of Operations for the Nine Months Ended January 31, 2009 (39 weeks) as Compared to the Nine Months Ended February 2, 2008 (40 weeks).
Consolidated Results
Below is a table summarizing results for the nine months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$336.6	$396.7	$(60.1)	-15.1%
Other income	2.4	1.0	1.4	140.0%

	339.0	397.7	(58.7)	-14.8%

Cost of products sold	273.8	313.3	(39.5)	-12.6%

Gross margins (including other income)	65.2	84.4	(19.2)	-22.7%

Restructuring	15.0	0.4	14.6	3650.0%
Impairment of goodwill and intangible assets	32.7	—	32.7	—
Selling and administrative expenses	49.7	49.8	(0.1)	-0.2%
Interest income, net — income/(expense)	1.2	1.7	(0.5)	-29.4%
Other, net — income/(expense)	1.2	(2.1)	3.3	-157.1%
Income taxes — (benefit)/expense	(12.3)	7.0	(19.3)	-275.7%

Net income/(loss)	$(17.5)	$26.8	$(44.3)	-165.3%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.7%	0.3%
Cost of products sold	81.3%	79.0%
Gross margins (including other income)	19.4%	21.3%
Restructuring	4.5%	0.1%
Impairment of goodwill and intangible assets	9.7%	0.0%
Selling and administrative expenses	14.8%	12.6%
Interest income, net — income/(expense)	0.4%	0.4%
Other, net — income/(expense)	0.4%	-0.5%
Income taxes — (benefit)/expense	-3.7%	1.8%
Net income/(loss)	-5.2%	6.8%

Consolidated Results — Continued
     Net Sales. Consolidated net sales decreased $60.1 million, or 15.1%, to $336.6 million for the nine months ended January 31, 2009 from $396.7 million for nine months ended February 2, 2008. The automotive segment net sales declined $64.8 million or 24.8% to $196.5 million in the first nine months of fiscal 2009 from $261.3 million in the first nine months of fiscal 2008. The decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry. The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $14.3 million in the first nine months of fiscal 2009, compared to $40.3 million in the first nine months of fiscal 2008. Excluding Chrysler, the Automotive segment net sales declined 9.6% in the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008. In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. A substantial portion of the transfer of the Chrysler product was completed during the second quarter of fiscal 2009. The Interconnect segment net sales increased $3.6 million, or 3.7% to $100.8 million in the first nine months of fiscal 2009 as compared to $97.2 million in the first nine months of fiscal 2008. The increase is primarily due to the Hetronic acquisition, which was purchased on September 30, 2008 and increased net sales in our TouchSensor business, which launched a new product line for an existing customer in the first half of fiscal 2009. The Power Products segment net sales decreased $0.5 million to $32.7 million for the first nine months of fiscal 2009, compared to $33.2 million for the first nine months of fiscal 2008. Translation of foreign operations net sales in the nine months ended January 31, 2009 increased reported net sales by $3.8 million or 1.1% due to currency rate fluctuations.
     Other Income. Other income increased $1.4 million, or 140.0%, to $2.4 million for the nine months ended January 31, 2009 from $1.0 million for nine months ended February 2, 2008. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Consolidated cost of products sold decreased $39.5 million, or 12.6%, to $273.8 million for the nine months ended January 31, 2009 from $313.3 million for the nine months ended February 2, 2008. The decrease is due to the lower sales volumes. Consolidated cost of products sold as a percentage of sales was 81.3% for the nine months ended January 31, 2009 and 79.0% for the nine months ended February 2, 2008. The increase in cost of products sold as a percentage of net sales relates to manufacturing inefficiencies experienced in the third quarter of fiscal 2009 due to a significant, unexpected drop in sales, in addition to the drop in the planned sales to Chrysler. A large portion of the drop in sales is due to the North American automotive manufacturer extending plant shut-downs that occurred during the months of December and January.
     Gross Margins (including other income). Consolidated gross margins (including other income) decreased $19.2 million, or 22.7%, to $65.2 million for the nine months ended January 31, 2009 as compared to $84.4 million for the nine months ended February 2, 2008. Gross margins as a percentage of net sales were 19.4% for the nine months ended January 31, 2009 and 21.3% for the nine months ended February 2, 2008. Gross margins were impacted negatively due to manufacturing inefficiencies during the third quarter of fiscal 2009 related to significantly lower sales volumes. In addition, gross margins were impacted due to unfavorable product mix and production costs for the Power Products segment.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment. During the nine months ended January 31, 2009, we recorded a restructuring charge of $15.0 million, which consisted of $5.7 million for employee severance, $8.2 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.9 million relating to professional fees.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a

Consolidated Results — Continued
material adverse effect on our financial condition and results of operations. Based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $18.1 million related to these assets.
     Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor business were impaired. Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.
     Selling and Administrative Expenses. Selling and administrative expenses decreased $0.1million, or 0.2%, to $49.7 million for the nine months ended January 31, 2009 compared to $49.8 million for the nine months ended February 2, 2008. Selling and administrative expenses were higher due to higher amortization expense relating to the Hetronic, VEP and TouchSensor acquisitions, offset by lower commission and bonus expense in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. In addition, management positions were filled for our testing facilities in the first nine months of fiscal 2009, which were vacant in the first nine months of fiscal 2008. Selling and administrative expenses were favorably impacted when it was determined that based on the current economic environment, the restricted stock performance shares granted in fiscal years 2008 and 2009 are not meeting the revenue growth and return on invested capital targets. Due to the performance shares not meeting financial targets, we have recorded an adjustment to the pre-tax compensation expense of $1.7 million during the third quarter of fiscal 2009. Selling and administrative expenses as a percentage of net sales increased to 14.8% in the nine months ended January 31, 2009 from 12.6% for the nine months ended February 2, 2008.
     Interest Income, Net. Net interest income was $1.2 million for the nine months ended January 31, 2009 and $1.7 million for the nine months ended February 2, 2008. The average cash balance was $89.7 million during the nine months ended January 31, 2009 as compared to $78.8 million during the nine months ended February 2, 2008. The average interest rate earned in the nine months ended January 31, 2009 was 3.28% compared to 4.74% in the nine months ended February 2, 2008. The average interest rate earned includes both taxable interest and tax-exempt municipal interest. Interest expense was $0.2 million for both periods.
     Other, Net. Other, net was income of $1.2 million for the nine months ended January 31, 2009, compared to an expense of $2.1 million for the nine months ended February 2, 2008. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
     At January 31, 2009, approximately $4.1 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.7881 per unit as of January 31, 2009. During the first nine months of the fiscal year, we recorded a loss of $1.0 million, of which $0.5 million was realized on partial redemptions of $8.3 million, and $0.5 was unrealized.
     Income Taxes. The effective income tax rate was a benefit of 41.3% in the first nine months of fiscal 2009 compared with 20.7% in the first nine months of fiscal 2008. The income tax rate in the first nine months of fiscal 2009 was a benefit due to the impairment of goodwill and intangible assets, restructuring charges and slowing of business in our U.S. based businesses, causing a loss before income taxes. The effective tax rates for both fiscal

Consolidated Results — Continued
2009 and 2008 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.
     Net Income/(Loss). Net income decreased $44.3 million to a loss of $17.5 million for the nine months ended January 31, 2009 as compared to net income of $26.8 million for the nine months ended February 2, 2008 due to the impairment of goodwill and intangible assets, lower sales volumes, increased restructuring expenses, offset by favorable other income and lower selling and administrative expenses.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$196.5	$261.3	$(64.8)	-24.8%
Other income	1.9	0.4	1.5	375.0%

	198.4	261.7	(63.3)	-24.2%

Cost of products sold	163.0	208.1	(45.1)	-21.7%

Gross margins (including other income)	35.4	53.6	(18.2)	-34.0%

Restructuring	10.4	0.4	10.0	2500.0%
Selling and administrative expenses	11.3	13.6	(2.3)	-16.9%
Interest income, net — income/(expense)	0.5	(0.1)	0.6	-600.0%
Other, net — income/(expense)	2.0	(1.2)	3.2	-266.7%

Income before income taxes	$16.2	$38.3	$(22.1)	-57.7%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.0%	0.2%
Cost of products sold	83.0%	79.6%
Gross margins (including other income)	18.0%	20.5%
Restructuring	5.3%	0.2%
Selling and administrative expenses	5.8%	5.2%
Interest income, net	0.3%	0.0%
Other, net	1.0%	-0.5%
Income before income taxes	8.2%	14.7%
     Net Sales. Automotive segment net sales decreased $64.8 million, or 24.8%, to $196.5 million for the nine months ended January 31, 2009 from $261.3 million for the nine months ended February 2, 2008. The decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry. Net sales have declined in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 by 26.5% in North America, 23.5% in Europe and 26.5% in Asia. A large portion of the drop in sales is due to the North American automotive manufactures extending plant shut-downs that occurred during the months of December and January. The Automotive segment net sales were also negatively impacted by antipated lower Chrysler sales volumes of $14.3 million in the first nine months of fiscal 2009, compared to $40.3 million in the first nine months of fiscal 2008. Excluding Chrysler, the Automotive segment net sales declined 9.6% in the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008. In July 2007, we decided to

Automotive Segment Results — Continued
exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers. A substantial portion of the transfer of the Chrysler product was completed during the second quarter of fiscal 2009. Translation of foreign operations net sales in the nine months ended January 31, 2009 increased reported net sales by $3.1 million, or 1.6%, due to currency rate fluctuations.
     Other Income. Other income increased $1.5 million, or 375.0%, to $1.9 million for the nine months ended January 31, 2009 from $0.4 million for nine months ended February 2, 2008. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Automotive segment cost of products sold decreased $45.1 million to $163.0 million for the nine months ended January 31, 2009 from $208.1 for the nine months ended February 2, 2008. The decrease relates to lower sales volumes. Automotive segment costs of products sold as a percentage of sales increased to 83.0% for the nine months ended January 31, 2009 from 79.6% for the nine months ended February 2, 2008. The increase in cost of products sold as a percentage of net sales relates to manufacturing inefficiencies experienced in the third quarter of fiscal 2009 due to a significant, unexpected drop in sales, in addition to lower planned sales to Chrysler. A large portion of the drop in sales is due to the North American automotive manufactures extending plant shut-downs that occurred during the months of December and January.
     Gross Margins (including other income). Automotive segment gross margins (including other income) decreased $18.2 million, or 34.0%, to $35.4 million for the nine months ended January 31, 2009 as compared to $53.6 million for the nine months ended February 2, 2008. Gross margins as a percentage of net sales decreased to 18.0% for the nine months ended January 31, 2009 from 20.5% for the nine months ended February 2, 2008. Gross margins were impacted negatively due to manufacturing inefficiencies during the third quarter of fiscal 2009 due to significantly lower sales volumes. In addition, gross margins were impacted due to planned lower Chrysler sales volumes in the first nine months of fiscal 2009.
     Restructuring. On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations. During the first nine months of fiscal 2009, we recorded a restructuring charge of $10.4 million, which consisted of $4.3 million for employee severance, $5.4 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment and $0.7 million for professional fees. We expect the restructuring to be complete during fiscal 2010.
     Selling and Administrative Expenses. Selling and administrative expenses decreased $2.3 million, or 16.9%, to $11.3 million for the nine months ended January 31, 2009 compared to $13.6 million for the nine months ended February 2, 2008. The decrease is due to lower commission expense as a result of lower sales during the first nine months of fiscal 2009. Selling and administrative expenses as a percentage of net sales increased to 5.8% in the nine months ended January 31, 2009 from 5.2% for the nine months ended February 2, 2008.
     Interest Income, Net. Net interest income was $0.5 million for the nine months ended January 31, 2009, compared to an expense of $0.1 million for the nine months ended February 2, 2008.
     Other, Net. Other, net was income of $2.0 million for the nine months ended January 31, 2009, compared to an expense of $1.2 million for the nine months ended February 2, 2008. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
     Income Before Income Taxes. Automotive segment income before income taxes decreased $22.1 million, or 57.7%, to $16.2 million for the nine months ended January 31, 2009 compared to $38.3 million for the nine months ended February 2, 2008 relating to manufacturing inefficiencies due to significantly lower sales volumes during the third quarter of fiscal 2009, increased restructuring expenses, partially offset by lower selling and administrative expenses.

Interconnect Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$100.8	$97.2	$3.6	3.7%
Other income	0.2	0.2	—	0.0%

	101.0	97.4	3.6	3.7%

Cost of products sold	76.0	75.1	0.9	1.2%

Gross margins (including other income)	25.0	22.3	2.7	12.1%

Restructuring	4.6	0.1	4.5	4500.0%
Impairment of goodwill and intangible assets	26.1	—	26.1	0.0%
Selling and administrative expenses	23.8	17.2	6.6	38.4%
Interest income, net — income	0.4	0.2	0.2	100.0%
Other, net — income/(expense)	0.5	(0.8)	1.3	-162.5%

Income/(loss) before income taxes	$(28.6)	$4.4	$(33.0)	-750.0%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.2%	0.2%
Cost of products sold	75.4%	77.3%
Gross margins (including other income)	24.8%	22.9%
Restructuring	4.6%	0.1%
Impairment of goodwill and intangible assets	25.9%	0.0%
Selling and administrative expenses	23.6%	17.7%
Interest income, net	0.4%	0.2%
Other, net	0.5%	-0.8%
Income/(loss) before income taxes	-28.4%	4.5%
     Net Sales. Interconnect segment net sales increased $3.6 million, or 3.7%, to $100.8 million for the nine months ended January 31, 2009 from $97.2 million for the nine months ended February 2, 2008. Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008. Excluding Hetronic, North American net sales decreased 5.7%, Asia decreased 1.4% and Europe decreased 17.3% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. The European net sales decline was primarily due to our Optical businesses. Translation of foreign operations net sales in the nine months ended January 31, 2009 increased reported net sales by $0.6 million, or 0.5%, due to currency rate fluctuations.
     Other Income. Other income was $0.2 million for both the nine months ended January 31, 2009 and February 2, 2008. Other income consisted primarily of earnings from engineering design fees and royalties.
     Cost of Products Sold. Interconnect segment cost of products sold increased $0.9 million to $76.0 million for the nine months ended January 31, 2009 compared to $75.1 million for the nine months ended February 2, 2008. The majority of the increase is due to higher net sales. Interconnect segment cost of products sold as a percentage of net sales decreased to 75.4% for the nine months ended January 31, 2009 compared to 77.3% for the nine months ended February 2, 2008. The decrease in cost of products sold as a percentage of net sales is due primarily to Hetronic, which has a lower cost of goods sold as a percentage of sales compared to the other Interconnect businesses.

Interconnect Segment Results — Continued
     Gross Margins (including other income) Interconnect segment gross margins (including other income) increased $2.7 million, or 12.1%, to $25.0 million for the nine months ended January 31, 2009 as compared to $22.3 million for the nine months ended February 2, 2008. Gross margins as a percentage of net sales increased to 24.8% for the nine months ended January 31, 2009 from 22.9% for the nine months ended February 2, 2008. The increase in gross margins as a percentage of net sales is due primarily to Hetronic, which has higher gross margins compared to the other Interconnect businesses.
     Restructuring. On January 24, 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment. During the first nine months of fiscal 2009, we recorded a restructuring charge of $4.6 million, which consisted of $1.4 million for employee severance, $2.8 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.2 million relating to professional fees. We expect the restructuring to be complete by the fourth quarter of fiscal 2009.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines, especially in the Automotive segment, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment related to these assets.
     Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we recorded impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor business were impaired. Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.
     Selling and Administrative Expenses. Selling and administrative expenses increased $6.6 million, or 38.4%, to $23.8 million for the nine months ended January 31, 2009 compared to $17.2 million for the nine months ended February 2, 2008. Selling and administrative expenses are higher due to the Hetronic acquisition, higher amortization expense, offset by lower commission expense due to lower sales in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. In addition, selling and administrative expenses were lower due to the restructuring efforts undertaken in the first and second quarter of fiscal 2009. Selling and administrative expenses as a percentage of net sales increased to 23.6% in the nine months ended January 31, 2009 from 17.7% for the nine months ended February 2, 2008.
     Interest Income, Net. Net interest income was $0.4 million for the nine months ended January 31, 2009, compared to $0.2 million for the nine months ended February 2, 2008.
     Other, Net. Other, net was income of $0.5 million for the nine months ended January 31, 2009, compared to an expense of $0.8 million for the nine months ended February 2, 2008. The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar. Some foreign operations have

Interconnect Segment Results — Continued
transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.
     Income/(Loss) Before Income Taxes. Interconnect segment income/(loss) before income taxes decreased $33.0 million to a loss of $28.6 million for the nine months ended January 31, 2009 compared to income of $4.4 million for the nine months ended February 2, 2008 due to the goodwill and intangible asset write-off, higher selling and administrative expenses, increased amortization expense and increased restructuring expenses.
Power Products Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$32.7	$33.2	$(0.5)	-1.5%

Cost of products sold	27.3	23.9	3.4	14.2%

Gross margins	5.4	9.3	(3.9)	-41.9%

Impairment of goodwill and intangible assets	5.4	—	5.4	—
Selling and administrative expenses	4.0	2.8	1.2	42.9%
Other, net — income/(expense)	(0.1)	—	(0.1)	0.0%

Income/(loss) before income taxes	$(4.1)	$6.5	$(10.6)	-163.1%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	83.5%	72.0%
Gross margins (including other income)	16.5%	28.0%
Impairment of goodwill and intangible assets	16.5%	0.0%
Selling and administrative expenses	12.2%	8.4%
Other, net	-0.3%	0.0%
Income/(loss) before income taxes	-12.5%	19.6%
     Net Sales. Power Products segment net sales decreased $0.5 million to $32.7 million for the nine months ended January 31, 2009 from $33.2 million for the nine months ended February 2, 2008. Net sales were favorably impacted by the VEP acquisition on August 31, 2007. Excluding VEP, Power Products net sales decreased 2.6% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.
     Cost of Products Sold. Power Products segment cost of products sold increased $3.4 million, or 14.2%, to $27.3 million for the nine months ended January 31, 2009 compared to $23.9 million for the nine months ended February 2, 2008. The Power Products segment cost of products sold as a percentage of sales increased to 83.5% for the nine months ended January 31, 2009 from 72.0% for the nine months ended February 2, 2008. The increase is partially due to a product which reached end-of-life at the end of fiscal 2008 and had a lower cost as a percentage of sales than the remaining sales during the first nine months of fiscal 2009. In addition, we experienced an unfavorable product mix in our busbar businesses, as well as, increased shipping and distribution costs.
     Gross Margins . Power Products segment gross margins decreased $3.9 million, or 41.9%, to $5.4 million for the nine months ended January 31, 2009 as compared to $9.3 million for the nine months ended February 2, 2008. Gross margins as a percentage of net sales decreased to 16.5% for the nine months ended January 31, 2009 from 28.0% for the nine months ended February 2, 2008. The decrease is due to a product which reached end-of-life

Power Products Segment Results — Continued
at the end of fiscal 2008 and had higher gross margins than the remaining sales and gross margins during the first nine months of fiscal 2009. We also experienced an unfavorable product mix, labor costs, as well as, shipping and distribution costs.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal 2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $5.4 million in our Power Products segment related to these assets.
     Selling and Administrative Expenses. Selling and administrative expenses increased $1.2 million, or 42.9%, to $4.0 million for the nine months ended January 31, 2009 compared to $2.8 million for the nine months ended February 2, 2008. Selling and administrative expenses increased due to the Tribotek acquisition on March 30, 2008, partially offset by lower commission and bonus expenses in the third quarter of fiscal 2009. Selling and administrative expenses as a percentage of net sales increased to 12.2% in the nine months ended January 31, 2009 from 8.4% for the nine months ended February 2, 2008.
     Other, Net. Other, net was an expense of $0.1 million for the nine months ended January 31, 2009, compared to no other, net for the nine months ended February 2, 2008.
     Income/(Loss) Before Income Taxes. Power Products segment income before income taxes decreased by $10.6 million to a loss of $4.1 million for the nine months ended January 31, 2009 from a profit of $6.5 million for the nine months ended February 2, 2008 due to impairment of goodwill, decreased sales of products which became end-of-life at the end of fiscal year 2008, higher material, labor and shipping costs, higher commission expense and expenses related to Tribotek, which was acquired on March 30, 2008.

Other Segment Results
Below is a table summarizing results for the nine months ended:
(in millions)

	January 31,	February 2,
	2009	2008	Net Change	Net Change
Net sales	$6.5	$5.0	$1.5	30.0%

Cost of products sold	6.6	5.0	1.6	32.0%

Gross margins	(0.1)	—	(0.1)	0.0%

Impairment of goodwill and intangible assets	1.2	—	1.2	0.0%
Selling and administrative expenses	2.1	1.3	0.8	61.5%

Loss before income taxes	$(3.4)	$(1.3)	$(2.1)	161.5%

	January 31,	February 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	101.5%	100.0%
Gross margins	-1.5%	0.0%
Impairment of goodwill and intangible assets	18.5%	0.0%
Selling and administrative expenses	32.3%	26.0%
Loss before income taxes	-52.3%	-26.0%
     Net Sales. The Other segment net sales increased $1.5 million to $6.5 million for the nine months ended January 31, 2009 as compared to $5.0 million for the nine months ended February 2, 2008. Net sales from our torque-sensing business increased 126.0% and net sales from our testing facilities increased 13.0% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.
     Cost of Products Sold. Other segment cost of products sold increased $1.6 million to $6.6 million for the nine months ended January 31, 2009 compared to $5.0 million for the nine months ended February 2, 2008. The increase is due to additional support staff in our U.S. testing facilities and a new testing facility that was opened in Shanghai, China during the second quarter of fiscal 2009. We have decided to postpone further investment in our Shanghai, China testing facility due to the economic downturn.
     Gross Margins . The Other segment gross margins was a loss of $0.1 million for the first nine months of fiscal 2009, compared to break-even for the first nine months of fiscal 2008. Gross losses declined slightly in the first nine months of fiscal 2009 due to the increase in additional support staff in our U.S. testing facilities and a new testing facility that was opened in Shanghai, China during the second quarter of fiscal 2009.
     Impairment of Goodwill and Intangible Assets. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. Based on events and general business declines we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill as of November 1, 2008. Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units as reported in our second quarter fiscal 2009 10-Q filing. We completed “step two” of the goodwill test during the third quarter of fiscal

Other Segment Results — Continued
2009 and concluded that goodwill was impaired. Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $1.2 million in our Other segment related to these assets.
     Selling and Administrative Expenses. Selling and administrative expenses increased $0.8 million to $2.1 million for the nine months ended January 31, 2009 compared to $1.3 million for the nine months ended February 2, 2008. Selling and administrative expenses as a percentage of net sales increased to 32.3% in the nine months ended January 31, 2009 from 26.0% for the nine months ended February 2, 2008.
     Loss Before Income Taxes. The Other segment loss before income taxes was $3.4 million for the nine months ended January 31, 2009 compared to $1.3 million for the nine months ended February 2, 2008. The increase in the loss before income taxes is due the impairment of goodwill, additional support staff for our North American testing facilities as well as a new testing facility that was opened in Shanghai, China in the second quarter of fiscal 2009.
Liquidity and Capital Resources
     We have historically financed our cash requirements through cash flows from operations. We are currently exploring opportunities to expand our business through acquisitions. If we are successful, our cash position will be reduced. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and the severity of the current global economic crisis and the financial and business problems of major customers. We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations. We have an agreement with our primary bank for a committed $75.0 million revolving credit facility to provide ready financing for general corporate purposes, including acquisition opportunities that may become available. The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. We are currently in discussions with our bank regarding the appropriate treatment of the non-cash goodwill and intangible asset impairment charges recorded in the third quarter for purposes of determining certain financial ratios under our credit facility. At January 31, 2009, assuming the impairment charges are excluded, we were in compliance with these covenants. As of such date, there were no borrowings against this credit facility.
     At January 31, 2009, approximately $4.1 million remains invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the cash redemption ability of its holders. Based on the information available to us, we have estimated the fair value of this fund at $0.7881 per unit as of January 31, 2009. During the third quarter, we recorded a loss of $0.5 million, of which $0.3 million was realized on partial redemptions of $1.8 million, and $0.2 million was unrealized. For the first nine months of the fiscal year, we recorded a loss of $1.0 million, of which $0.5 million was realized on partial redemptions of $8.3 million, and $0.5 million was unrealized.
     To date, 80% of the fund has been liquidated. The latest information from fund management states that its goal is to have 90% of the portfolio liquidated by September 2009. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods.
     Net cash provided by operating activities decreased $19.2 million, or 33.3%, to $38.4 million for the first nine months of fiscal 2009 compared to $57.6 million in the first nine months of fiscal 2008. Our net income decreased $44.3 million to a loss of $17.5 million in the first nine months of fiscal 2009 compared to net income of $26.8 million for the first nine months of fiscal 2008. In the first quarter of fiscal 2008, we received a significant prepayment from a customer for products that were delivered during the fiscal year. The primary factor in the Company’s ability to generate cash from operations is our net income/(loss). Additionally, cash flows from operations exceed net income/(loss) because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income/(loss) tax benefits increase net income but do not provide cash. Additional contributors or offsets to cash flows from operations are working capital requirements.

Liquidity and Capital Resources — Continued
     Net cash used in investing activities during the first nine months of fiscal 2009 was $71.0 million compared to $24.2 million for the first nine months of fiscal 2008. Purchases of plant and equipment was $12.2 million and 16.7 million for the first nine months of fiscal 2009 and 2008, respectively. On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53.6 million in cash. We also incurred $2.4 million in transaction costs related to the purchase. In the first nine months of fiscal 2009, we made a contingent payment of $0.8 million related to the VEP acquisition and a contingent payment of $0.6 million for Cableco Technologies. In the first nine months of fiscal 2008, we made a contingent payment of $0.3 million related to the acquisition of Cableco Technologies. In the first nine months of fiscal 2008, a dividend payment of $1.0 million was paid relating to our automotive joint venture.
     Net cash used in financing activities during the first nine months of fiscal 2009 was $12.1 million compared with $4.1 million in the first nine months of fiscal 2008. Our Board of Directors approved a stock repurchase plan on September 18, 2008 to repurchase up to 3,000,000 shares of our common stock. There were 639,880 shares purchased for $5.1 million during the second quarter of fiscal 2009 at an average price of $8.03 per share. There were no purchases under the plan in the third quarter of fiscal 2009. Proceeds from the exercise of stock options decreased $1.2 million to $0.1 million for the first nine months of fiscal 2009 as compared to $1.3 million in the first nine months of fiscal 2008. In addition, cash dividends increased $1.5 million in the first nine months of fiscal 2009 to $7.2 million, compared to $5.7 million in the first nine months of fiscal 2008.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.6 million and $1.1 million for periods ended January 31, 2009 and May 3, 2008, respectively. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso, and Singapore dollar. A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $11.3 million at January 31, 2009 and $15.1 million at May 3, 2008.
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
     There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
     c)    Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)(2)	Per Share	or Programs	Programs

November 1, 2008 through November 29, 2008	148	$7.59	—	—

November 30, 2008 through January 3, 2009	—	—	—	—

January 4, 2009 through January 31, 2009	—	—	—	—

	148	$7.59	—	2,360,120

(1)	The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)	On September 18, 2008, the Company adopted a plan to repurchase up to 3 million shares of its common stock. The plan expires on May 1, 2010. No shares were repurchased during the third quarter of fiscal 2009.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.
By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer (principal financial officer)

Dated: March 12, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350