Form 10-Q/A
period 2008-11-01
METHODE ELECTRONICS INC
filed 2009-06-29
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment #1

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At December 9, 2008, Registrant had 37,838,970 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

FORM 10-Q/A

November 1, 2008

EXPLANATORY NOTE:

We are filing this first amendment to our quarterly report on Form 10-Q for the six months ended November 1, 2008 to restate our condensed consolidated financial statements for the three and six months then ended.  In the course of preparing our financial statements for our annual report on Form 10-K to be filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended May 2, 2009, we discovered an error related to unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with a recent acquisition of Hetronic, L.L.C., purchased on September 30, 2008.  The loan amount was $20,858,304.  Due to the U.S. Dollar increasing versus the Euro, from 0.6923 on September 30, 2008 to 0.7850 on November 1, 2008, an unrealized currency loss of $2,463,140 should have been recorded during the second quarter.  The restatements to include this unrecorded currency loss have a significant impact to our previously reported condensed consolidated balance sheets and condensed consolidated statement of income for the three and six months ended November 1, 2008.  Note 2 of this Form 10-Q/A discloses previously reported results as well as the restated results in our unaudited Condensed Consolidated Financial Statements for the three and six months ended November 1, 2008.

No attempt has been made in the Form 10-Q/A to update disclosures presented in the original Form 10-Q as filed except those items affected by the recognition of the previously unrecorded loan currency loss.  Furthermore, this Form 10-Q/A does not reflect events occurring after the original filing except as disclosed in the original Form 10-Q, including any changes to the exhibits affected by subsequent events.  Therefore, the exhibits have not been included with this Form 10-Q/A with the exception of Exhibits 31.1, 31.2 and 32.1 new certificates by our principal executive officer and principal financial officer as required by Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          METHODE ELECTRONICS, INC AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS

                (in thousands)

	Restated
	(Note 2)
	November 1, 2008	May 3, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,806	$104,305
Accounts receivable, net	73,599	85,805
Inventories:
Finished products	17,369	15,384
Work in process	17,681	20,715
Materials	32,993	19,850
	68,043	55,949
Deferred income taxes	8,485	8,730
Prepaid expenses and other current assets	6,082	6,028
TOTAL CURRENT ASSETS	209,015	260,817

PROPERTY, PLANT AND EQUIPMENT	288,166	308,264
Less allowances for depreciation	207,762	217,984
	80,404	90,280

GOODWILL	68,085	54,476
INTANGIBLE ASSETS, net	54,184	41,282
OTHER ASSETS	26,144	23,365
	148,413	119,123
	$437,832	$470,220
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$32,922	$42,810
Other current liabilities	25,654	33,902
TOTAL CURRENT LIABILITIES	58,576	76,712

OTHER LIABILITIES	17,211	13,833
DEFERRED COMPENSATION	4,561	6,890
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,283,075 and 38,225,379 shares issued as of November 1, 2008 and May 3, 2008, respectively	19,141	19,113
Unearned common stock issuances	(4,257)	(4,257)
Additional paid-in capital	71,682	69,953
Retained earnings	268,363	265,838
Accumulated other comprehensive income	13,935	28,381
Treasury stock, 1,342,588 and 702,708 shares as of November 1, 2008 and May 3, 2008, respectively	(11,380)	(6,243)
	357,484	372,785
	$437,832	$470,220

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Restated		Restated
	(Note 2)		(Note 2)
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007

INCOME
Net sales	$121,304	$133,239	$255,818	$258,248
Other	959	527	1,692	673
	122,263	133,766	257,510	258,921

COSTS AND EXPENSES
Cost of products sold	97,815	105,900	203,245	204,235
Restructuring	6,284	—	11,201	—
Selling and administrative expenses	18,650	16,107	35,102	32,071
	122,749	122,007	249,548	236,306
Income/(loss) from operations	(486)	11,759	7,962	22,615

Interest income, net	469	611	1,003	1,047
Other, net	(610)	(941)	(879)	(1,161)
Income before income taxes	(627)	11,429	8,086	22,501

Income taxes/(benefit)	(865)	2,623	1,032	5,423

NET INCOME	$238	$8,806	$7,054	$17,078

Amounts per common share:

Basic net income	$0.01	$0.24	$0.19	$0.46
Diluted net income	$0.01	$0.24	$0.19	$0.46

Cash dividends:
Common stock	$0.07	$0.05	$0.12	$0.10

Weighted average number of Common Shares outstanding:
Basic	37,068	37,079	37,120	37,033
Diluted	37,551	37,467	37,584	37,476

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	Restated
	(Note 2)
	November 1, 2008	October 27, 2007
OPERATING ACTIVITIES
Net income	$7,054	$17,078
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash translation loss	2,463	—
Provision for depreciation	12,489	9,939
Impairment of assets	3,177	—
Amortization of intangibles	3,052	2,739
Amortization of stock awards and stock options	1,605	1,602
Changes in operating assets and liabilities	(1,160)	10,587
Other	735	174
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,415	42,119

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,557)	(10,082)
Proceeds from sale of building	—	960
Acquisition of businesses	(56,785)	(7,350)
Acquisition of technology licenses	(225)	(346)
Joint venture dividend	—	(1,000)
Other	(209)	(346)
NET CASH USED IN INVESTING ACTIVITIES	(66,776)	(18,164)

FINANCING ACTIVITIES
Repurchase of common stock	(5,137)	—
Proceeds from exercise of stock options	110	1,145
Tax benefit from stock options and awards	46	190
Cash dividends	(4,528)	(3,781)
NET CASH USED IN FINANCING ACTIVITIES	(9,509)	(2,446)

Effect of foreign currency exchange rate changes on cash	(4,629)	1,250

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(51,499)	22,759

Cash and cash equivalents at beginning of period	104,305	60,091

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,806	$82,850

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

2.                                     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have restated our balance sheet as of November 1, 2008 and the related statement of income and cash flows.  We discovered an error related to unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with a recent acquisition of Hetronic, L.L.C., purchased on September 30, 2008.  The loan amount was $20,858.  Due to the U.S. Dollar increasing versus the Euro, from 0.6923 on September 30, 2008 to 0.7850 on November 1, 2008, an unrealized currency loss of $2,463 should have been recorded during the second quarter.

The effects of the restatement are as follows:

•                  Adjustment to the November 1, 2008 condensed consolidated balance sheet decreases retained earnings by $2,463 from $270,826 as previously reported, to $268,363 and increases the accumulated other comprehensive income by $2,463 from $11,472 as previously reported, to $13,935.

•                  Adjustment to the three months ended November 1, 2008 condensed consolidated statement of income decreases other income by $2,463 from $1,853 as previously reported to an expense of $610.  Net income for the three months ended November 1, 2008 decreased $2,463 from $2,701 as previously reported to $238.  Basic and diluted earnings per share both decreased $0.06, from $0.07 as previously reported to $0.01.

•                  Adjustment to the six months ended November 1, 2008 condensed consolidated statement of income decreases other income by $2,463 from $1,584 as previously reported to an expense of $879.  Net income for the six months ended November 1, 2008 decreased $2,463 from $9,517 as previously reported to $7,054.  Basic earnings per share decreased $0.07, from $0.26 as previously reported to $0.19.  Diluted earnings per share decreased $0.06, from $0.25 as previously reported to $0.19.

•                  Adjustment to the six months ended November 1, 2008 condensed consolidated statement of cash flows decreases net income by $2,463, from $9,517 as previously reported to $7,054.  In addition, a non-cash charge of $2,463 was added back to the operating activities section of the condensed consolidated statement of cash flows.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

The effect of the adjustments discussed on the previous page for the Condensed Consolidated Balance Sheet at November 1, 2008 is illustrated below:

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As Reported		Restated
	November 1, 2008	Adjustment	November 1, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,806	$—	$52,806
Accounts receivable, net	73,599	—	73,599
Inventories:
Finished products	17,369	—	17,369
Work in process	17,681	—	17,681
Materials	32,993	—	32,993
	68,043	—	68,043
Deferred income taxes	8,485	—	8,485
Prepaid expenses and other current assets	6,082	—	6,082
TOTAL CURRENT ASSETS	209,015	—	209,015

PROPERTY, PLANT AND EQUIPMENT	288,166	—	288,166
Less allowances for depreciation	207,762	—	207,762
	80,404	—	80,404

GOODWILL	68,085	—	68,085
INTANGIBLE ASSETS, net	54,184	—	54,184
OTHER ASSETS	26,144	—	26,144
	148,413	—	148,413
	$437,832	$—	$437,832
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$32,922	$—	$32,922
Other current liabilities	25,654	—	25,654
TOTAL CURRENT LIABILITIES	58,576	—	58,576

OTHER LIABILITIES	17,211	—	17,211
DEFERRED COMPENSATION	4,561	—	4,561
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,283,075 and 38,225,379 shares issued as of November 1, 2008 and May 3, 2008, respectively	19,141	—	19,141
Unearned common stock issuances	(4,257)	—	(4,257)
Additional paid-in capital	71,682	—	71,682
Retained earnings	270,826	(2,463)	268,363
Accumulated other comprehensive income	11,472	2,463	13,935
Treasury stock, 1,342,588 and 702,708 shares as of November 1, 2008 and May 3, 2008, respectively	(11,380)	—	(11,380)
	357,484	—	357,484
	$437,832	$—	$437,832

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

The effect of the adjustments discussed above on the Condensed Consolidated Income Statement for the three months ended as of November 1, 2008 is illustrated below.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	As Reported		Restated
	November 1,		November 1,
	2008	Adjustment	2008

INCOME
Net sales	$121,304	$—	$121,304
Other	959	—	959
	122,263	—	122,263

COSTS AND EXPENSES
Cost of products sold	97,815	—	97,815
Restructuring	6,284	—	6,284
Selling and administrative expenses	18,650	—	18,650
	122,749	—	122,749
Income/(loss) from operations	(486)	—	(486)

Interest income, net	469	—	469
Other, net	1,853	(2,463)	(610)
Income before income taxes	1,836	(2,463)	(627)

Income taxes/(benefit)	(865)	—	(865)

NET INCOME	$2,701	$(2,463)	$238

Amounts per common share:

Basic net income	$0.07	$(0.06)	$0.01
Diluted net income	$0.07	$(0.06)	$0.01

Cash dividends:
Common stock	$0.07		$0.07

Weighted average number of Common Shares outstanding:
Basic	37,068		37,068
Diluted	37,551		37,551

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

The effect of the adjustments discussed above on the Condensed Consolidated Income Statement for the six months ended November 1, 2008 is illustrated below.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Six Months Ended
	As Reported		Restated
	November 1,		November 1,
	2008	Adjustment	2008

INCOME
Net sales	$255,818	$—	$255,818
Other	1,692	—	1,692
	257,510	—	257,510

COSTS AND EXPENSES
Cost of products sold	203,245	—	203,245
Restructuring	11,201	—	11,201
Selling and administrative expenses	35,102	—	35,102
	249,548	—	249,548
Income/(loss) from operations	7,962	—	7,962

Interest income, net	1,003	—	1,003
Other, net	1,584	(2,463)	(879)
Income before income taxes	10,549	(2,463)	8,086

Income taxes/(benefit)	1,032	—	1,032

NET INCOME	$9,517	$(2,463)	$7,054

Amounts per common share:

Basic net income	$0.26	$(0.07)	$0.19
Diluted net income	$0.25	$(0.06)	$0.19

Cash dividends:
Common stock	$0.07		$0.07

Weighted average number of Common Shares outstanding:
Basic	37,120		37,120
Diluted	37,584		37,584

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

The effect of the adjustments discussed above on the condensed consolidated cash flow statement for the six months ended as of November 1, 2008 is illustrated below.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	As Reported		Restated
	November 1, 2008	Adjustment	November 1, 2008
OPERATING ACTIVITIES
Net income	$9,517	$(2,463)	$7,054
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash translation loss	—	2,463	2,463
Provision for depreciation	12,489	—	12,489
Impairment of assets	3,177	—	3,177
Amortization of intangibles	3,052	—	3,052
Amortization of stock awards and stock options	1,605	—	1,605
Changes in operating assets and liabilities	(1,160)	—	(1,160)
Other	735	—	735
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,415	—	29,415

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,557)	—	(9,557)
Proceeds from sale of building	—	—	—
Acquisition of businesses	(56,785)	—	(56,785)
Acquisition of technology licenses	(225)	—	(225)
Joint venture dividend	—	—	—
Other	(209)	—	(209)
NET CASH USED IN INVESTING ACTIVITIES	(66,776)	—	(66,776)

FINANCING ACTIVITIES
Repurchase of common stock	(5,137)	—	(5,137)
Proceeds from exercise of stock options	110	—	110
Tax benefit from stock options and awards	46	—	46
Cash dividends	(4,528)	—	(4,528)
NET CASH USED IN FINANCING ACTIVITIES	(9,509)	—	(9,509)

Effect of foreign currency exchange rate changes on cash	(4,629)	—	(4,629)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(51,499)	—	(51,499)

Cash and cash equivalents at beginning of period	104,305	—	104,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,806	—	$52,806

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

3.             RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’ “.  We do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

4.                                       RESTRUCTURING

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

During the fiscal quarter ended November 1, 2008, we recorded a restructuring charge of $6,284, which consisted of $1,609 for employee severance, $4,350 in impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $325 relating to professional fees.  As of November 1, 2008, we had an accrued restructuring liability of $5,297 reflected in the current liabilities section of our condensed consolidated balance sheet.  We expect the majority of this liability to be paid out during fiscal 2010.

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

5.                                       COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months and six months ended November 1, 2008 and October 27, 2007 include net income and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Three Months Ended		Six Months Ended
	Restated		Restated
	(Note 2)		(Note 2)
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007

Net income	$238	$8,806	$7,054	$17,078
Translation adjustment	(16,181)	4,309	(14,446)	4,061
Total comprehensive income/(loss)	$(15,943)	$13,115	$(7,392)	$21,139

6.                                       GOODWILL AND INTANGIBLE ASSETS

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

6.                                       GOODWILL AND INTANGIBLE ASSETS - Continued

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

6.                                       GOODWILL AND INTANGIBLE ASSETS - Continued

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

7.                                       INCOME TAXES

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

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.                                       INCOME TAXES - Continued

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

8.                                       COMMON STOCK AND STOCK-BASED COMPENSATION

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

8.                                       COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

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

8.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Restated		Restated
	(Note 2)		(Note 2)
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007

Numerator - net income	$238	$8,806	$7,054	$17,078

Denominator:
Denominator for basic earnings per share-weighted average shares	37,068	37,079	37,120	37,033
Dilutive potential common shares-employee and director stock options	483	388	465	443
Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	37,551	37,467	37,584	37,476

Basic and diluted net income per share:
Basic	$0.01	$0.24	$0.20	$0.46
Diluted	$0.01	$0.24	$0.19	$0.46

Options to purchase 304,522 shares of common stock at a weighted-average exercise price of $12.54 per share were outstanding as of November 1, 2008, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

10.                                 SEGMENT INFORMATION

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

10.                                SEGMENT INFORMATION - Continued

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

10.                                 SEGMENT INFORMATION - Continued

The table below presents information about our reportable segments:

	Three Months Ended November 1, 2008
	Restated
	(Note 2)		Power
	Automotive	Inter-Connect	Distribution	Other	Eliminations	Consolidated
Net sales	$75,207	$32,146	$11,676	$2,556	$281	$121,304
Transfers between segments	—	(143)	(112)	(26)	(281)	—
Net sales to unaffiliated customers	$75,207	$32,003	$11,564	$2,530	$—	$121,304
Segment income (loss) before restructuring charge	$10,528	$(638)	$482	$(750)	$—	$9,622

Restructuring	(4,351)	(1,933)	—	—	—	(6,284)

Segment income (loss) including restructuring charge	$6,177	$(2,571)	$482	$(750)	$—	$3,338
Corporate expenses, net						(3,965)

Income before income taxes						$(627)

	Three Months Ended October 27, 2007
			Power
	Automotive	Inter-Connect	Distribution	Other	Eliminations	Consolidated
Net sales	$89,806	$30,472	$11,848	$1,587	$474	$133,239
Transfers between segments	—	(213)	(246)	(15)	(474)	—
Net sales to unaffiliated customers	$89,806	$30,259	$11,602	$1,572	$—	$133,239
Segment income (loss) before restructuring charge	$13,300	$1,157	$2,129	$(407)	$—	$16,179

Restructuring	—	—	—	—	—	—

Segment income (loss) including restructuring charge	$13,300	$1,157	$2,129	$(407)	$—	$16,179
Corporate expenses, net						(4,750)

Income before income taxes						$11,429

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

10.                                 SEGMENT INFORMATION - Continued

	Six Months Ended November 1, 2008
	Restated
	(Note 2)		Power
	Automotive	Inter-Connect	Distribution	Other	Eliminations	Consolidated
Net sales	$159,940	$67,865	$23,810	$4,778	$575	$255,818
Transfers between segments	—	(275)	(245)	(55)	(575)	—
Net sales to unaffiliated customers	$159,940	$67,590	$23,565	$4,723	$—	$255,818
Segment income (loss) before restructuring charge	$24,126	$1,536	$1,284	$(1,332)	$—	$25,614

Restructuring	(7,514)	(3,687)	—	—	—	(11,201)

Segment income (loss) including restructuring charge	$16,612	$(2,151)	$1,284	$(1,332)	$—	$14,413
Corporate expenses, net						(6,327)

Income before income taxes						$8,086

	Six Months Ended October 27, 2007
			Power
	Automotive	Inter-Connect	Distribution	Other	Eliminations	Consolidated
Net sales	$172,668	$62,058	$21,183	$3,261	$922	$258,248
Transfers between segments	—	(391)	(501)	(30)	(922)	—
Net sales to unaffiliated customers	$172,668	$61,667	$20,682	$3,231	$—	$258,248
Segment income (loss) before restructuring charge	$25,042	$3,558	$3,978	$(682)	$—	$31,896

Restructuring	—	—	—	—	—	—

Segment income (loss) including restructuring charge	$25,042	$3,558	$3,978	$(682)	$—	$31,896
Corporate expenses, net						(9,395)

Income before income taxes						$22,501

11.                                 CONTINGENCIES

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

13.                                 FAIR VALUE MEASUREMENTS

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

SFAS No. 157 also specifies a fair value hierarchy based upon the observation of inputs in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

•               Level 1 — Quoted prices in active markets for identical assets and liabilities.

•               Level 2 — Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•               Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

13.                                 FAIR VALUE MEASUREMENTS - Continued

Below is a table that summarizes the fair value of assets and liabilities as of November 1, 2008:

	Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and Cash Equivalents (1)	$52,806	$47,612	$5,194	$—

Assets Related to Deferred Compensation Plan	$2,467	$—	$2,467	$—

Total Assets at Fair Value	$55,273	$47,612	$7,661	$—

Liabilities:

Deferred Compensation Plan	$2,241	$2,241	$—	$—

Total Liabilities at Fair Value	$2,241	$2,241	$—	$—

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

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2009, events and circumstances indicated that $27,769 million of identifiable intangible assets of the TouchSensor business might be impaired.  However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered.   Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.

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

Results of Operations for the Three Months Ended November 1, 2008 as Compared to the Three Months Ended October 27, 2007

Consolidated Results

Below is a table summarizing results for the three months ended:

(in millions)

	Restated
	(Note 2)
	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$121.3	$133.2	$(11.9)	-8.9%
Other income	1.0	0.5	0.5	100.0%
	122.3	133.7	(11.4)	-8.5%

Cost of products sold	97.8	105.9	(8.1)	-7.6%

Gross margins (including other income)	24.5	27.8	(3.3)	-11.9%

Restructuring	6.3	—	6.3	0.0%
Selling and administrative expenses	18.7	16.1	2.6	16.1%
Interest income, net - income/(expense)	0.4	0.6	(0.2)	-33.3%
Other, net - income/(expense)	(0.6)	(0.9)	0.3	-33.3%
Income taxes - (benefit)/expense	(0.9)	2.6	(3.5)	-134.6%

Net income	$0.2	$8.8	$(8.6)	-97.7%

	Restated
	(Note 2)
	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.8%	0.4%
Cost of products sold	80.6%	79.5%
Gross margins (including other income)	20.2%	20.9%
Restructuring	5.2%	0.0%
Selling and administrative expenses	15.4%	12.1%
Interest income, net	0.3%	0.5%
Other, net	-0.5%	-0.7%
Income taxes	-0.7%	2.0%
Net income	0.2%	6.6%

Net Sales.  Consolidated net sales decreased $11.9 million, or 8.9%, to $121.3 million for the three months ended November 1, 2008 from $133.2 million for three months ended October 27, 2007.  The automotive segment net sales declined $14.6 million or 16.3% to $75.2 million in the second quarter of fiscal 2009 from $89.8 million in the second quarter of fiscal 2008.  The decline is attributable to the softening of the global economic environment, especially the direct effect on the North American automotive industry.  Recently, the Detroit 3 automakers reported sales volume declines of between 30 to 40 percent.  The Automotive segment net sales were negatively impacted by anticipated lower Chrysler sales, but, were also negatively impacted by price increases of $2.2 million in the second quarter of fiscal 2009, compared to $3.7 million in the second quarter of fiscal 2008.  In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment, but, at the request of the customer, agreed to produce until production was transferred to other suppliers.  The transfer of the Chrysler product is expected to be completed by the end of the third quarter of fiscal 2009.  The Interconnect segment net sales increased $1.7 million, or 5.6% to $32.0 million in the second quarter of fiscal 2009 as compared to $30.3 million in the second quarter of fiscal 2008.  The increase is primarily due to the acquisition of Hetronic, purchased on September 30, 2008.  Translation of foreign operations net sales in the three months ended November 1, 2008 increased reported net sales by $0.8 million or 0.6% due to currency rate fluctuations.

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

Other, Net.  As restated, Other, net was expense of  $0.6 million for the three months ended November 1, 2008 as compared to expense of $0.9 million for the three months ended October 27, 2007.  During the second quarter of fiscal 2009, we recorded $2.5 million of unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with a recent acquisition of Hetronic, L.L.C., purchased on September 30, 2008.  In addition, the U.S. dollar strengthened versus the Euro and Czech koruna during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

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

Net Income.  As restated, net income decreased $8.6 million, or 97.7%, to $0.2 million for the three months ended November 1, 2008 as compared to $8.8 million for the three months ended October 27, 2007 due to the restructuring charges,  the softening of the global economic environment resulting in decreased sales and higher selling and administrative expenses and the unrealized currency exchange loss relating to the intercompany loan.  Net income as a percentage of sales decreased to 0.2% for the three months ended November 1, 2008 as compared to 6.6% for the three months ended October 27, 2007.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	Restated
	(Note 2)
	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$75.2	$89.8	$(14.6)	-16.3%
Cost of products sold	60.2	71.3	(11.1)	-15.6%
Gross margins	15.0	18.5	(3.5)	-18.9%

Income before income taxes and restructuring	$10.5	$13.3	$(2.8)	-21.1%

Restructuring	(4.4)	—	(4.4)	0.0%

Income before income taxes	$6.1	$13.3	$(7.2)	-54.1%

	Restated
	(Note 2)
	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	80.1%	79.4%
Gross margins	19.9%	20.6%
Income before income taxes and restructuring	14.0%	14.8%
Restructuring	-5.9%	0.0%
Income before income taxes	8.1%	14.8%

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

Gross Margins.  Automotive segment gross margins decreased $3.5 million, or 18.9%, to $15.0 million for the three months ended November 1, 2008 as compared to $18.5 million for the three months ended October 27,

2007.  Gross margins as a percentage of net sales decreased to 19.9% for the three months ended November 1, 2008 from 20.6% for the three months ended October 27, 2007.  The decrease in gross profit as a percentage of sales is primarily due to higher costs related to lower production volumes and the decline in sales volumes in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

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

Income Before Income Taxes.  As restated, Automotive segment income before income taxes decreased $7.2 million, or 54.1%, to $6.1 million for the three months ended November 1, 2008 compared to $13.3 million for the three months ended October 27, 2007 due to restructuring expenses, lower sales volumes and the unrealized currency exchange loss relating to the intercompany loan in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

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

Cost of Products Sold.  Interconnect segment cost of products sold decreased $0.4 million to $23.2 million for the three months ended November 1, 2008 compared to $23.6 million for the three months ended October 27, 2007.  Interconnect segment cost of products sold as a percentage of net sales decreased to 72.5% for the three months ended November 1, 2008 compared to 77.9% for the three months ended October 27, 2007.  The decrease in cost of products sold as a percentage of net sales is primarily due to Hetronic, which has a lower cost of goods sold as a percentage of sales compared to the other Interconnect businesses.

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

Results of Operations for the Six Months Ended November 1, 2008 as Compared to the Six Months Ended October 27, 2007

Consolidated Results

Below is a table summarizing results for the six months ended:

(in millions)

	Restated
	(Note 2)
	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$255.8	$258.3	$(2.5)	-1.0%
Other income	1.7	0.7	1.0	142.9%
	257.5	259.0	(1.5)	-0.6%

Cost of products sold	203.2	204.2	(1.0)	-0.5%

Gross margins (including other income)	54.3	54.8	(0.5)	-0.9%

Restructuring	11.2	—	11.2	0.0%
Selling and administrative expenses	35.2	32.1	3.1	9.7%
Interest income, net - income/(expense)	1.0	1.0	—	0.0%
Other, net - income/(expense)	(0.9)	(1.2)	0.3	-25.0%
Income taxes - (benefit)/expense	1.0	5.4	(4.4)	-81.5%

Net income	$7.0	$17.1	$(10.1)	-59.1%

	Restated
	(Note 2)
	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.7%	0.3%
Cost of products sold	79.4%	79.1%
Gross margins (including other income)	21.2%	21.2%
Restructuring	4.4%	0.0%
Selling and administrative expenses	13.8%	12.4%
Interest income, net	0.4%	0.4%
Other, net	-0.4%	-0.5%
Income taxes	0.4%	2.1%
Net income	2.7%	6.6%

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

Other, Net.  As restated, Other, net was an expense of $0.9 million for the six months ended November 1, 2008, compared to an expense of $1.2 million for the six months ended October 27, 2007.  During the second quarter of fiscal 2009, we recorded $2.5 million of unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with a recent acquisition of Hetronic, L.L.C., purchased on September 30, 2008.  In addition. the U.S. dollar strengthened versus the Euro and Czech koruna during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

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

Net Income.  As restated, net income decreased $10.1 million, or 59.1%, to $7.0 million for the six months ended November 1, 2008 as compared to $17.1 million for the six months ended October 27, 2007 due to the restructuring charges and higher selling and administrative expenses, the unrealized currency exchange loss relating to the intercompany loan, partially offset by automotive segment price increases.  Net income as a percentage of sales decreased to 2.7% for the six months ended November 1, 2008 as compared to 6.6% for the six months ended October 27, 2007.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

	Restated
	(Note 2)
	November 1,	October 27,
	2008	2007	Net Change	Net Change
Net sales	$159.9	$172.7	$(12.8)	-7.4%
Cost of products sold	127.8	137.8	(10.0)	-7.3%
Gross margins	32.1	34.9	(2.8)	-8.0%

Income before income taxes and restructuring	$24.1	$25.0	$(0.9)	-3.6%

Restructuring	(7.5)	—	(7.5)	0.0%

Income before income taxes	$16.6	$25.0	$(8.4)	-33.6%

	Restated
	(Note 2)
	November 1,	October 27,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	79.9%	79.8%
Gross margins	20.1%	20.2%
Income before income taxes and restructuring	15.1%	14.5%
Restructuring	-4.7%	0.0%
Income before income taxes	10.4%	14.5%

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

Income Before Income Taxes.  As restated, Automotive segment income before income taxes decreased $8.4 million, or 33.6%, to $16.6 million for the six months ended November 1, 2008 compared to $25.0 million for the six months ended October 27, 2007 due to restructuring expenses, decreased net sales, higher production costs, the unrealized currency exchange loss relating to the intercompany loan, partially offset by the price increases.

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

As restated, net cash provided by operating activities decreased $12.7 million, or 30.2%, to $29.4 million for the first six months of fiscal 2009 compared to $42.1 million in the first six months of fiscal 2008.  As restated, our net income decreased $10.1 million, or 59.1%, to $7.0 million in the first six months of fiscal 2009 compared to $17.1 million for the first six months of fiscal 2008.  In the first quarter of fiscal 2008, we received a significant prepayment from a customer for products that were delivered during the fiscal year.  The primary factor in the Company’s ability to generate cash from operations is our net income.  Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash.  Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash.  Additional contributors or offsets to cash flows from operations are working capital requirements.

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

PART II.         OTHER INFORMATION

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	June 29, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350