Form 10-K
period 2009-05-02
METHODE ELECTRONICS INC
filed 2009-07-02
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2009

Commission File Number 0-2816

METHODE ELECTRONICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7401 West Wilson Avenue
Chicago, Illinois	60706-4548
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number (including area code):  (708) 867-6777

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No    ☒

The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on November 1, 2008, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange was $278.5 million.

Registrant had 38,174,261 shares of common stock, $0.50 par value, outstanding as of July 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held September 17, 2009 are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.

FORM 10-K

May 2, 2009

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” mean Methode Electronics, Inc. and its subsidiaries.

We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our components are found in the primary end markets of the aerospace, appliance, automotive, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

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

Our business has been and will likely continue to be materially adversely affected by the current economic environment, particularly as it impacts the automotive industry.  The disruptions in global financial and credit markets have significantly impacted global economic activity and led to an economic recession.  As a result of these disruptions, our customers and markets have been adversely affected.  We have experienced a significant drop in sales in all our reporting segments.  If demand for our products continues to decline, our business, results of operations and financial condition could be materially adversely affected.  If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

We have recorded and may record additional impairment charges which would adversely impact our results of operations.  We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, “Goodwill and Other Intangibles”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant additional period of time could result in further significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  See Note 4 to our Consolidated Financial Statements for additional information regarding our goodwill and other intangible asset impairment charges.

On March 12, 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  After these actions, our principal manufacturing operations will be in Mexico, Malta and China.  In addition, we have decided to transfer certain new General Motors (GM) business to other suppliers.  This business was scheduled to be produced in our Shanghai, China automotive facility.

All Ford Motor Company production at our Reynosa, Mexico facility is being moved to another supplier.  TouchSensor manufacturing currently in west suburban Chicago, Illinois will be moved to Monterrey, Mexico.  Additionally, our operations in Shanghai, China will be consolidated to two facilities from three.

In total, this additional restructuring will affect approximately 850 employees worldwide. We estimate that we will record a pre-tax charge between $16.0 million and $25.0 million, during fiscal 2009 and 2010. The cash portion of this charge is estimated between $7.0 million and $8.0 million.  During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $7.3 million, which consisted of $0.1 million for employee severance, $1.4 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment,

Item 1.  Business - Continued

$5.4 million for customer funded tooling and $0.1 in forfeited security deposits related to the cancellation of the new GM business and $0.3 million relating to professional fees.  We estimate that we will record pre-tax restructuring charges in fiscal 2010 between $8.7 million and $17.7 million.  See Note 2 to our Consolidated Financial Statements for additional information regarding the March 2009 restructuring.

On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  The Automotive and Interconnect segment restructuring is expected to be completed during fiscal 2010.  On January 24, 2008, the total pre-tax charges were estimated to be between $19.0 million and $25.0 million.  Through May 2, 2009, we have recorded $23.2 million of charges, of which $18.0 million was recorded during fiscal 2009.  We estimate that we will record pre-tax restructuring charges in fiscal 2010 between $0.5 million and $1.5 million, of which $0.5 million will relate to the termination of approximately 225 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services.  See Note 2 to our Consolidated Financial Statements for additional information regarding the January 2008 restructuring.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Due to the timing of our fiscal calendar, the fiscal year ended May 2, 2009 represents 52 weeks of results, the fiscal year ended May 3, 2008 represents 53 weeks of results and the fiscal year ended April 28, 2007 represents 52 weeks of results.

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

The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets.  Solutions include connectors, conductive polymer, thick film inks, custom cable assemblies, industrial safety radio remote controls, solid-state field effect interface panels, optical and copper transceivers, PC and express card packaging and terminators.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

The Power Products segment manufactures braided flexible cables, current-carrying laminated bus devices, custom power-product assemblies, high-current low voltage flexible power cabling systems and powder coated bus bars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, insulated gate bipolar transistor solutions, military, telecommunications, and transportation.

The Other segment includes a designer and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.

Financial results by segment are summarized in Note 13 to the Consolidated Financial Statements.

Item 1.  Business - Continued

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	May 2,	May 3,	April 28,
	2009	2008	2007
Automotive	57.2%	65.7%	70.4%
Interconnect	30.8%	24.7%	18.3%
Power Products	10.0%	8.3%	9.6%
Other	1.9%	1.3%	1.7%

Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 13 to the Consolidated Financial Statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers as well as selling partners and distributors.

Sources and Availability of Raw Materials.  Principal raw materials that we purchase include coil and bar stock, die castings, ferrous and copper alloy sheet, glass, plastic molding materials, precious metals, semiconductor components, silicon and urethane.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.  We did experience significant price increases in fiscal 2008 and 2007 for copper, precious metals and petroleum-based raw materials.

Patents; Licensing Agreements.  We have numerous United States and foreign patents and license agreements covering certain of our products and manufacturing processes, several of which are considered significant to our business.   Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

Seasonality.  A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns.  During fiscal 2009, we experienced significantly lower automotive sales due to the global recession.  Also in fiscal 2009, we significantly reduced shipments to Chrysler, LLC (“Chrysler”) due to our decision to exit unprofitable or marginally profitable legacy business and we are transferring some Ford business from our Reynosa, Mexico facility to other suppliers.  In addition, new GM business from our Shanghai, China facility will be transferred to other suppliers during the first quarter of fiscal 2010.  This loss of business will affect our U.S. automotive results in future periods.  Traditionally, in prior fiscal years, our business was moderately seasonal as our North American automotive customers historically halt operations for approximately two weeks in July for model changeovers and one to two weeks during the December holiday period.   During the second half of fiscal 2009, we experienced additional customer plant shutdowns due to lower demand for their products.  Accordingly, if we experience additional shutdowns, future quarterly results may be affected.

Material Customers.  During the fiscal year ended May 2, 2009, shipments to Ford and Delphi Corporation (“Delphi”), each represented approximately 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 28.5% of consolidated net sales.  Such shipments included a wide variety of our automotive component products.

Item 1.  Business - Continued

Backlog. Our backlog of orders was approximately $66.7 million at May 2, 2009, and $120.6 million at May 3, 2008.  It is expected that most of the total backlog at May 2, 2009 will be shipped within fiscal 2010.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing products.  Senior management of our Company participates directly in the program.  Expenditures for such activities amounted to $22.0 million, $25.6 million and $21.3 million for fiscal 2009, 2008 and 2007, respectively.

Environmental Quality.  Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position.  Currently, we do not have any environmental related lawsuits or material administrative proceedings pending against us.  Further information as to environmental matters affecting us is presented in Note 9 to the Consolidated Financial Statements.

Employees.  At May 2, 2009 and May 3, 2008, we had 2,876 and 3,580 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of May 2, 2009 our employees from our Malta and Mexico facilities, which account for about 45% of the total number of employees, are represented by a collective bargaining agreement.  We have never experienced a work stoppage and we believe that our employee relations are good.

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

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of October 20, 2008.

As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes.   Other factors, which may result in materially different results for future periods, include the following risk factors.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report.  We undertake no duty to update any such forward-looking statements.

We depend on a small number of large customers.  If we were to lose any of these customers or any of these customers decreased the number of orders it placed, or if any of the customers declare bankruptcy, our future results could be adversely affected.

During the year ended May 2, 2009, shipments to Ford and Delphi, each represented 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 28.5% of consolidated net sales.  It is expected that in fiscal 2010, we will significantly reduce sales to Ford in North America due to our decision to transfer business from our Reynosa, Mexico facility to other suppliers.  The exit of this business will affect our U.S. automotive segment results in future periods.  The loss of all or a substantial portion of the sales to Delphi, which has been in bankruptcy since October 2005, could have a material adverse effect on our sales, margins, profitability and, as a result, our share price.  The Company is involved in certain disputes with Delphi, which could have an adverse impact on the Company’s future sales to Delphi. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by Ford or Delphi could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or Delphi will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

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

Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances and the consumer and industrial equipment markets.  Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. Recently, we have experienced slow-downs in all segments due to the recession.  Any adverse occurrence, including additional industry slowdown, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.

Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.

A large portion of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns.  Any significant reduction in vehicle production by our customers would have a

Item 1A.  Risk Factors - Continued

material adverse effect on our business.  During fiscal 2009, we experienced significantly lower automotive sales due to the global recession.  Also in fiscal 2009, we significantly reduced shipments to Chrysler due to our decision to exit unprofitable or marginally profitable legacy business and we are transferring some Ford business from our Reynosa, Mexico facility to other suppliers during the first quarter of fiscal 2010.  In addition, we are in the process of transferring new GM business from our Shanghai, China facility to other suppliers, which is expected to be completed during the first quarter of fiscal 2010.  The loss of business will affect our U.S. automotive results in future periods.  Traditionally, in prior fiscal years, our business was moderately seasonal as our North American automotive customers historically halt operations for approximately two weeks in July for model changeovers and one to two weeks during the December holiday period.   During the second half of fiscal 2009, we experienced additional customer plant shutdowns due to lower demand for their products.  Accordingly, if we experience additional shutdowns, quarterly results may be affected.

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

Because we have significant international operations, our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may adversely affect us, including: fluctuations in exchange rates; political and economic instability in countries in which our products are manufactured; expropriation, or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; increases in the duties and taxes we pay; high levels of inflation or deflation; greater difficulty in collecting our accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.

We cannot assure you that the newly acquired Hetronic business will be successful or that we can implement and profit from any new applications of the acquired technology.

We acquired Hetronic on September 30, 2008.  As a result of this acquisition, we now design and manufacture industrial safety radio remote controls that are used primarily in the material handling, transportation, mining, military, agriculture and construction industries.  The current economic recession has had an adverse effect on the Hetronic business and our operating results.  Also, the market for safety radio remote controls is competitive

Item 1A.  Risk Factors - Continued

and rapidly changing.  If we do not keep pace with technological innovations in the industry, our products may not be competitive and our revenue and operating results may suffer.  Furthermore, while we intend to expand the Hetronic business by integrating the technology into additional automotive and other applications, we can make no guarantee that such ventures will be successful or profitable.

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

We may acquire businesses or divest business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

We intend to explore opportunities to acquire other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer growth opportunities. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities, a reduction of cash or the incurrence of debt.

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

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of

Item 1A.  Risk Factors - Continued

defense and settlement, may exceed our available coverage.

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

Because we derive approximately 57% of our revenues from customers in the automotive segment, rising oil prices could adversely affect future results.

A large portion of our revenue is derived from parts and components that are provided in our customers’ less fuel-efficient vehicles.  Increasing oil and gasoline prices have, and, are expected to continue to negatively affect the sales of those vehicles in the future, which could negatively impact our future automotive revenue.

We have and may continue to incur additional significant restructuring charges that will adversely affect our results of operations.

Due to the economic downturn, we have incurred $25.3 million in restructuring charges in fiscal 2009, and we expect to incur $9.2 million to $19.2 million of restructuring charges in fiscal 2010.  This will have an adverse effect on our financial condition and results of operations.  If economic conditions worsen, we could have additional restructuring efforts in addition to those mentioned above.

We may incur additional goodwill and other asset impairments.

Our business has been and may continue to be materially adversely affected by the current economic environment.  The recent disruptions in global financial and credit markets have significantly impacted global economic activity and led to an economic recession.  As a result of these disruptions, our customers and markets have been adversely affected.  We have recently experienced a significant drop in sales in all our reporting segments.  If we experience reduced demand because of these disruptions in the macroeconomic environment or other factors, our business, results of operation and financial condition could be materially adversely affected.  If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

We have recorded and may record additional impairment charges that would adversely impact our results of operations.  We review our goodwill and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles” as well as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  See Note 4 to our Consolidated Financial Statements for additional information regarding our goodwill and other asset impairment charges.

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

		Owned/	Approximate
Location	Use	Leased	Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Carthage, Illinois	Manufacturing	Owned	261,000
Mriehel, Malta	Manufacturing	Leased	209,000
Reynosa, Mexico	Manufacturing	Leased	102,000
Golden, Illinois	Manufacturing	Owned	90,000
Shanghai, China	Manufacturing	Leased	75,500
McAllen, Texas	Warehousing	Leased	38,000
Monterrey, Mexico	Manufacturing	Leased	36,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	6,800
Burnley, England	Engineering Design Center	Leased	5,900

Interconnect Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	75,000
Carol Stream, Illinois	Manufacturing	Leased	50,000
Shanghai, China	Manufacturing	Leased	49,000
Richardson, Texas	Manufacturing	Leased	45,000
Chicago, Illinois	Manufacturing	Owned	38,400
Jihlava, Czech Republic	Manufacturing	Owned	36,000
Mosta, Malta	Manufacturing	Leased	32,500
Laguna, Philippines	Manufacturing	Leased	22,800
Wheaton, Illinois	Manufacturing	Leased	22,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	19,800
San Jose, California	Sales and Design	Leased	7,250
Warsaw, Poland	Sales and Distribution	Leased	5,700
Limerick, Ireland	Sales and Distribution	Leased	4,700
Singapore	Sales and Administrative	Leased	3,000
Kiev, Ukraine	Sales and Distribution	Leased	900
Bucharest, Romania	Sales and Distribution	Leased	400
Ljubljana, Slovenia	Sales and Distribution	Leased	400

Power Products Segment:
Shaghai, China	Manufacturing	Leased	60,000
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Naperville, Illinois	Manufacturing	Leased	30,000
Reynosa, Mexico	Manufacturing	Leased	27,000
San Jose, California	Prototype and Design Center	Leased	7,250

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3.  Legal Proceedings

As of July 2, 2009, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	54

Chief Executive Officer of the Company since May 1, 2004. President and Director of the Company since February 2001. Prior thereto Mr. Duda was Vice President-Interconnect Group since March 2000. Prior thereto Mr. Duda was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	59

Chief Financial Officer of the Company since May 1, 2004. Vice President, Corporate Finance, of the Company since April 2001. Prior thereto Mr. Koman was Assistant Vice President-Financial Analysis since December 2000. Prior thereto Mr. Koman was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.

Thomas D. Reynolds	46

Senior Vice President, Worldwide Automotive Operations, of the Company since September 14, 2006. Vice President and General Manager, North American Automotive Operations, of the Company since October 2001. Prior thereto Mr. Reynolds was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Timothy R. Glandon	45

Vice President and General Manager, North American Automotive, of the Company since September 14, 2006. Prior thereto Mr. Glandon was General Manager of Automotive Safety Technologies since August 1, 2001. Prior thereto Mr. Glandon was Vice President and General Manager with American Components, Inc. from 1996 to 2001.

Theodore D. Kill	58

Vice President, Worldwide Automotive Sales, of the Company since August 2006. Prior thereto Mr. Kill was a principal with Kill and Associates from 2003 to 2006. Prior thereto Mr. Kill was a principal with Kill and Bolton Associates from 1995 to 2003.

Ronald L.G. Tsoumas	48	Controller and Treasurer of the Company since September 2007. Prior thereto Mr. Tsoumas was Assistant Controller of the Company since July 1998.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following is a tabulation of high and low sales prices for the periods indicated as reported by the New York Stock Exchange.

			Dividends
	Sales Price Per Share		Paid
	High	Low	Per Share
Fiscal Year ended May 2, 2009
First Quarter	$12.51	$9.50	$0.05
Second Quarter	13.65	6.11	0.07
Third Quarter	9.66	4.45	0.07
Fourth Quarter	6.43	2.59	0.07

Fiscal Year ended May 3, 2008
First Quarter	$18.90	$14.30	$0.05
Second Quarter	17.04	10.27	0.05
Third Quarter	16.94	10.53	0.05
Fourth Quarter	12.95	9.89	0.05

On June 23, 2009, the Board declared a dividend of $0.07 per share of common stock, payable on July 31, 2009, to holders of record on July 17, 2009.

As of July 1, 2009, the number of record holders of our common stock was 636.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of May 2, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	910,633	$7.97	394,718

Equity compensation plans not approved by security holders	—	—	—
Total	910,633	$7.97	394,718

Purchase of Equity Securities by the Company and Affiliated Purchasers

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs (2)

February 1, 2009 through February 28, 2009	297	$4.62	—	2,360,120

March 1, 2009 through April 4, 2009	29,600	$3.88	29,600	2,330,520

April 5, 2009 through May 2, 2009	14,252	$6.20	—	2,330,520
	44,149	$4.63	29,600	2,330,520

(1)  The amount includes the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)  On September 18, 2008, the Board of Directors adopted a plan to repurchase up to 3 million shares of its common stock.  The plan will expire on May 1, 2010.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2009, 2008 and 2007, and the consolidated balance sheet data as of May 2, 2009 and May 3, 2008, are derived from, and are qualified by reference to, the Company’s audited Consolidated Financial Statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2006 and 2005, and the consolidated balance sheet data as of April 28, 2007, April 29, 2006 and April 30, 2005, are derived from audited consolidated financial statements not included in this report.  Due to the timing of our fiscal calendar, fiscal 2008 represents 53 weeks of results.  Fiscal 2009, 2007, 2006 and 2005 represent 52 weeks of results.

	Fiscal Year Ended
	May 2,		May 3,		April 28,		April 29,		April 30,
	2009		2008 (53 wks)		2007		2006		2005
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$425.6		$551.1		$448.4		$421.6		$392.7
Income/(loss) before income taxes and cumulative affect of accounting change	(110.8	)(1)	49.5	(2)	35.8	(3)	32.4	(4)	38.4	(5)
Income taxes	1.7	(1)	9.7	(2)	9.8	(3)	15.3	(4)	12.9	(5)
Cumulative effect of accounting change	—		—		0.1		—		—
Net income/(loss)	(112.5	)(1)	39.8	(2)	26.1	(3)	17.0	(4)	25.5	(5)
Per Common Share:
Basic net income/(loss)	(3.05	)(1)	1.07	(2)	0.72	(3)	0.47	(4)	0.71	(5)
Diluted net income/(loss)	(3.05	)(1)	1.06	(2)	0.71	(3)	0.47	(4)	0.71	(5)
Dividends	0.26		0.20		0.20		0.20		0.20
Book Value	6.28		9.93		8.69		7.82		7.62
Long-term Debt	—		—		—		—		—
Retained Earnings	143.6		265.8		233.7		215.1		205.5
Fixed Assets (net)	69.9		90.3		86.9		90.5		92.6
Total Assets	305.3		470.2		411.7		374.6		356.7
Return on Average Equity	-37.2	%(1)	11.4	%(2)	8.5	%(3)	5.9	%(4)	9.6	%(5)
Pre-tax Income/(loss) as a Percentage of Sales	-26.0	%(1)	9.0	%(2)	8.0	%(3)	7.7	%(4)	9.8	%(5)
Net Income/(loss) as a Percentage of Sales	-26.4	%(1)	7.2	%(2)	5.8	%(3)	4.0	%(4)	6.5	%(5)

(1) Fiscal 2009 results include a pre-tax charge of $94.4 million relating to goodwill and other asset impairments.  In addition, fiscal 2009 results include a pre-tax charge of $25.3 million relating to restructuring activities.  The income tax expense includes a $28.0 million valuation charge related to the uncertainty of the future realization of our deferred tax assets.

(2) Fiscal 2008 results include a pre-tax charge of $5.2 million relating to a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.

(3) Fiscal 2007 results include a pre-tax and an after-tax restructuring charge of $2.0 million related to the closing of our Scotland automotive parts manufacturing plant and transfer of production lines from that facility to our automotive parts manufacturing facility in Malta.

(4) Fiscal 2006 results include $4.5 million of income tax expense related to the repatriation of $38.1 million of foreign earnings for which income taxes were not previously provided, and an after-tax charge of $1.5 million ($2.3 million pre-tax) related to receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi.

(5) Fiscal 2005 results include $1.0 million of tax-free income from life insurance proceeds.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Czech Republic, Germany, Malta, Mexico, the Philippines, Singapore, the United Kingdom and the United States.  We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business.”

Our components are found in the primary end markets of the aerospace, appliance, automotive, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.  Recent trends in the industries that we serve include:

•                  Automotive industry sales volume in the United States and European markets declined suddenly and substantially in fiscal 2009 and continue at historically low levels into fiscal 2010;

•                  The deteriorating condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws;

•                  Decline in demand for new houses and the over-supply of new and existing houses;

•                  Demand for construction and material handling equipment is cyclical and has been impacted by the weakness of the economy, availability of credit and higher interest rates;

Our business has been and will likely continue to be materially adversely affected by the current economic environment, particularly as it impacts the automotive industry.  The recent disruptions in global financial and credit markets have significantly impacted global economic activity and led to an economic recession.  As a result of these disruptions, our customers and markets have been adversely affected.  We have recently experienced a significant drop in sales in all of our reporting segments.  If we experience reduced demand because of these disruptions in the macroeconomic environment or other factors, our business, results of operation and financial condition could be materially adversely affected.  If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  Based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill during fiscal 2009.  Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units.  We completed  “step two” of the goodwill test and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $25.8 million in our Automotive segment, $30.8 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $63.2 million related to these assets.

Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During fiscal 2009, based on our future estimates of the

Overview - Continued

undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor and Hetronic businesses in the Interconnect segment, the Automotive Safety Technologies business in our Automotive segment and Magna-Lastic Devices, Inc. from our Other segment were impaired.  Therefore, we recorded an impairment charge of $26.2 million in the Interconnect segment, $4.6 million in the Automotive segment and $0.4 million in the Other segment for a total of $31.2 million for these assets.

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

On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  The Automotive and Interconnect restructuring is expected to be completed during fiscal 2010.  We record the expense in the restructuring section of our Consolidated Statement of Operations. On January 24, 2008, the total pre-tax charges were estimated between $19.0 million and $25.0 million.  As of May 2, 2009, we have recorded $23.2 million of the charges.  We estimate that we will record pre-tax restructuring charges in fiscal 2010 between $0.5 million and $1.5 million, of which $0.5 million will relate to the termination of approximately 225 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services.  We continue to perform periodic impairment testing, if indicators exist, and will record any charges incurred as per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”) in the period when impairment is incurred.

On March 12, 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  After these actions our principal manufacturing operations will be in Mexico, Malta and China.  In addition, we decided to transfer certain new GM business to other suppliers.  This business was scheduled to be produced in our Shanghai, China automotive facility.

All Ford Motor Company production at Methode’s Reynosa, Mexico, facility will be moved to another supplier.  TouchSensor manufacturing currently in west suburban Chicago, Illinois, will be moved to Monterrey, Mexico.  Additionally, our operations in Shanghai, China, will be consolidated to two facilities from three. The addition of a plant in Morocco has been put on indefinite hold.

In total, this additional restructuring will affect approximately 850 employees worldwide. We estimate that we will record a pre-tax charge between $16.0 million and $25.0 million, during fiscal years 2009 and 2010. The cash portion of this charge is estimated between $7.0 million and $8.0 million.  We estimate that we will record pre-tax restructuring charges in fiscal 2010 between $8.7 million and $17.7 million.

Business Outlook

We are very cautious about fiscal 2010, expecting that it will be another challenging year. The financial sector crisis and stagnant global economic conditions have increased uncertainty in the markets in every geographic region we serve. We expect the unprecedented current global economic environment to continue to affect near-term results and to create difficult conditions. Looking forward, visibility is low and forecasting is very challenging.  Sales of Automotive segment products are expected to decline, as our forecasted sales from North American and European automotive OEMs are lower. Additionally, we took actions in fiscal 2008 and 2009 to exit certain unprofitable or marginally profitable North American automotive business. Sales of sensor pads for passive occupant-detection systems are expected to decline due to lower North American automotive volumes, and as the current systems are replaced, with new technology.  We expect sales declines in the Interconnect and Power Products segments as well as demand for information processing and networking equipment, construction, voice and data communications systems, consumer electronics, appliance, aerospace vehicles and industrial equipment to be stagnant.  In our Interconnect segment, sales from our Hetronic acquisition will be offset by sales lost due to our decision to exit certain unprofitable component products in fiscal 2009.  While we have taken steps to restructure our businesses, operating margin improvement will not be realized until economic conditions begin to improve.

Results may differ materially from what is expressed or forecasted.  See “ Item 1A Risk Factors” herein.

Results of Operations

Results of Operations for the Fiscal Year Ended May 2, 2009 (52 weeks) as Compared to the Fiscal Year Ended May 3, 2008 (53 weeks)

Consolidated Results

Below is a table summarizing results for the years ended:

(in millions)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$425.6	$551.1	$(125.5)	-22.8%
Other income	3.2	1.9	1.3	68.5%
	428.8	553.0	(124.2)	-22.5%

Cost of products sold	356.4	428.4	(72.0)	-16.8%

Gross margins (including other income)	72.4	124.6	(52.2)	-41.9%

Restructuring	25.3	5.2	20.1	386.5%
Impairment of goodwill and other assets	94.4	1.5	92.9	6193.3%
Selling and administrative expenses	57.5	61.5	(4.0)	-6.5%
Amortization of intangibles	6.9	6.0	0.9	15.0%
Interest income, net	1.4	2.3	(0.9)	-39.9%
Other, net - expense	(0.5)	(3.2)	2.7	-85.0%
Income taxes - expense	1.7	9.7	(8.0)	-82.7%

Net income/(loss)	$(112.5)	$39.8	$(152.3)	-382.6%

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.8%	0.3%
Cost of products sold	83.7%	77.7%
Gross margins (including other income)	17.0%	22.6%
Restructuring	5.9%	0.9%
Impairment of goodwill and other assets	22.2%	0.3%
Selling and administrative expenses	13.5%	11.2%
Amortization of intangibles	1.6%	1.1%
Interest income, net	0.3%	0.4%
Other, net - expense	-0.1%	-0.6%
Income taxes - expense	0.4%	1.8%
Net income/(loss)	-26.4%	7.2%

Net Sales.  Consolidated net sales decreased $125.5 million, or 22.8%, to $425.6 million for the fiscal year ended May 2, 2009 from $551.1 million for the fiscal year ended May 3, 2008.  The Automotive segment net sales declined $118.5 million or 32.7% to $243.6 million for fiscal 2009 from $362.1 million for fiscal 2008.  The decline is attributable to the softening of the global economic environment, especially the effect on the automotive industry.  The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $14.8 million in fiscal 2009, compared to $59.2 million in fiscal 2008.  In July 2007, we decided to exit production for certain Chrysler products at the expiration of our manufacturing commitment.  The transfer of the Chrysler product was completed during the second quarter of fiscal 2009.  Excluding Chrysler, the North American Automotive segment net sales declined 18.5% in fiscal 2009, as compared to fiscal 2008.  The Interconnect segment net sales

Consolidated Results - Continued

decreased $5.3 million, or 3.9% to $131.0 million in fiscal 2009 as compared to $136.3 million in fiscal 2008.  The Interconnect segment net sales were favorably impacted by the Hetronic acquisition, which was purchased on September 30, 2008, offset by lower sales in the other Interconnect businesses.  The Power Products segment net sales decreased $3.1 million to $42.7 million in fiscal 2009, compared to $45.8 million in fiscal 2008.  Translation of net sales from our foreign operations increased reported net sales by $1.6 million or 0.4% due to currency rate fluctuations.

Other Income.  Other income increased $1.3 million to $3.2 million for the fiscal year ended May 2, 2009 from $1.9 million for the fiscal year ended May 3, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Consolidated cost of products sold decreased $72.0 million, or 16.8%, to $356.4 million for the fiscal year ended May 2, 2009 from $428.4 million for the fiscal year ended May 3, 2008.  The decrease is due to the lower sales volumes.  Consolidated cost of products sold as a percentage of sales was 83.7% for fiscal 2009 and 77.7% for fiscal 2008.  This increase relates to manufacturing inefficiencies experienced in the third and fourth quarters of fiscal 2009 due to a significant, unexpected drop in sales, in addition to the drop in the planned sales to Chrysler.  A large portion of the drop in sales is due to the North American automotive manufacturers extending plant shutdowns that occurred during the second half of fiscal 2009.

Gross Margins (including other income).  Consolidated gross margins (including other income) decreased $52.2 million, or 41.9%, to $72.4 million for the fiscal year ended May 2, 2009 as compared to $124.6 million for the fiscal year ended May 3, 2008.  Gross margins as a percentage of net sales were 17.0% for fiscal 2009 and 22.6% for fiscal 2008.  Gross margins were impacted negatively due to manufacturing inefficiencies during the third and fourth quarters of fiscal 2009 related to significantly lower sales volumes.  In addition, gross margins were impacted due to unfavorable product mix and production costs for the Power Products segment.

Restructuring.  On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.  During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $18.0 million, which consisted of  $6.1 million for employee severance, $10.8 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.9 million relating to professional fees.  During fiscal 2008, we recorded restructuring charges of $5.2 million, which consisted of $3.4 million for employee severance, $1.3 million for asset write-downs and $0.5 million for professional fees.

On March 12, 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $7.3 million, which consisted of $0.1 million for employee severance, $1.4 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment, $5.4 million for impairment of customer funded tooling and $0.1 million in forfeited security deposits related to the cancellation of the new GM business and $0.3 million relating to professional fees.

Impairment of Goodwill and Other Assets.  We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  Based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that had goodwill during fiscal 2009.  Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units.  We completed  “step two” of the goodwill test and concluded that goodwill was impaired.  During fiscal 2009, we recorded a goodwill impairment charge of $25.8 million in our Automotive segment, $30.8 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $63.2 million related to these assets.

Consolidated Results - Continued

Also, in accordance with Financial Accounting Standards Board, (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor and Hetronic businesses in the Interconnect segment, the Automotive Safety Technologies business from our Automotive segment and Magna-Lastic Devices, Inc. from our Other segment were impaired.  Therefore, we recorded an impairment charge of $26.2 million in the Interconnect segment, $4.6 million in the Automotive segment and $0.4 million in the Other segment for a total of $31.2 million for these assets.

In fiscal 2008, we recorded a $1.5 million impairment of assets relating to a $0.7 million write-down of machinery and equipment as a result of lower anticipated revenues over the life of the related project and $0.8 million for the impairment of a particular patent (classified as an intangible asset) where the underlying technology was deemed to be commercially impractical.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $4.0 million, or 6.5%, to $57.5 million for the fiscal year ended May 2, 2009 compared to $61.5 million for the fiscal year ended May 3, 2008.  Selling and administrative expenses were favorably impacted by an adjustment of pre-tax compensation expense associated with the performance-based restricted stock awards granted in fiscal 2007, 2008 and 2009.  The adjustment was made because we determined that these awards were unlikely to vest based on the Company’s performance under the revenue growth and return on invested capital targets.  The pre-tax compensation expense for fiscal 2009 was a reversal of expense of $0.6 million, which relates to compensation expense reversed from previous years.  The pre-tax compensation expense for fiscal 2008 was $3.3 million.  Partially offsetting the reversal of pre-tax compensation expense, selling and administrative expenses were impacted by higher amortization expense relating to the Hetronic, Value Engineered Products, Inc. and TouchSensor acquisitions.  In addition, management positions were filled for our testing facilities in fiscal 2009, which were vacant in fiscal 2008.  Selling and administrative expenses as a percentage of net sales increased to 13.5% in fiscal 2009 from 11.2% in fiscal 2008.

Amortization of Intangibles.  Amortization of intangibles increased $0.9 million, or 15.0%, to $6.9 million for the fiscal year ended May 2, 2009 compared to $6.0 million for the fiscal year ended May 3, 2008.  The increase is due to the amortization expenses for the Hetronic acquisition.

Interest Income, Net.  Net interest income was $1.4 million for the fiscal year ended May 2, 2009 and $2.3 million for the fiscal year ended May 3, 2008.  The average cash balance was $81.4 million during fiscal 2009 as compared to $83.0 million during fiscal 2008.  The average interest rate earned in fiscal 2009 was 2.22% compared to 3.07% in fiscal 2008.  The average interest rate earned includes both taxable interest and tax-exempt municipal interest.  Interest expense was $0.4 million for fiscal 2009 compared to $0.2 million for fiscal 2008.

Other, Net.  Other, net was an expense of $0.5 million for the fiscal year ended May 2, 2009, compared to an expense of $3.2 million for the fiscal year ended May 3, 2008.  The decrease is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during fiscal 2009 as compared to fiscal 2008.  The functional currencies of our international operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

At May 2, 2009, approximately $3.5 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. Based on the information available to us, we have estimated the fair value of this fund at $0.72 per unit as of May 2, 2009. For fiscal 2009, we recorded a loss of $1.2 million, of which $0.6 million was realized on partial redemptions of  $8.8 million, and $0.6 million was unrealized.  See the Financial Condition, Liquidity and Capital Resources section for more information.

Income Taxes.  The effective income tax rate was a net provision of 1.5% in fiscal 2009 compared with a provision of 19.7% in fiscal 2008.  The income tax rate in fiscal 2009 was a benefit due to the impairment of goodwill and intangible assets, restructuring charges and slowing of business in our U.S.-based businesses, causing a loss before income taxes.  Offsetting the benefit recorded in fiscal 2009, a valuation allowance against our deferred

Consolidated Results - Continued

tax assets of $28.0 was recorded in accordance with FASB No. 109 “Accounting for Income Taxes”.  This was recorded due to the uncertainty of the future utilization of our deferred tax assets.  See Note 7 for additional information.  The effective tax rates for both fiscal 2009 and 2008 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.

Net Income/(Loss).  Net income decreased $152.3 million to a loss of $112.5 million for the fiscal year ended May 2, 2009 as compared to net income of $39.8 million for the fiscal year ended May 3, 2008 due to the impairment of goodwill and intangible assets, lower sales volumes, the income tax valuation allowance recorded against our deferred tax assets, increased restructuring expenses, offset by favorable other income and lower selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$243.6	$362.1	$(118.5)	-32.7%
Other income	2.5	0.9	1.6	177.8%
	246.1	363.0	(116.9)	-32.2%

Cost of products sold	206.0	282.1	(76.1)	-27.0%

Gross margins (including other income)	40.1	80.9	(40.8)	-50.4%

Restructuring	19.3	4.4	14.9	338.6%
Impairment of goodwill and other assets	30.5	1.5	29.0	1933.3%
Selling and administrative expenses	14.6	18.0	(3.4)	-18.9%
Other, net - income/(expense)	0.3	(1.7)	2.0	-117.6%

Income/(loss) before income taxes	$(24.0)	$55.3	$(79.3)	-143.4%

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.0%	0.2%
Cost of products sold	84.6%	77.9%
Gross margins (including other income)	16.5%	22.3%
Restructuring	7.9%	1.2%
Impairment of goodwill and other assets	12.5%	0.4%
Selling and administrative expenses	6.0%	5.0%
Other, net	0.1%	-0.5%
Income/(loss) before income taxes	-9.9%	15.3%

Net Sales.  Automotive segment net sales decreased $118.5 million, or 32.7%, to $243.6 million for the fiscal year ended May 2, 2009 from $362.1 million for the fiscal year ended May 3, 2008.  The decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry.  Net sales have declined in fiscal 2009 as compared to fiscal 2008 by 34.2% in North America, 30.6% in Europe and 30.7% in Asia.  A large portion of the drop in sales is due to the North American automotive

Automotive Segment Results - Continued

manufacturers extending plant shutdowns that occurred during the third and fourth quarters of fiscal 2009.  The Automotive segment net sales were also negatively impacted by anticipated lower Chrysler sales volumes of $14.8 million in fiscal 2009, compared to $59.2 million in fiscal 2008.  Excluding Chrysler, the North American Automotive segment net sales declined 18.5% in fiscal 2009, as compared to fiscal 2008.  Translation of net sales from our foreign operations in the fiscal year ended May 2, 2009 increased reported net sales by $1.3 million, or 0.5%, due to currency rate fluctuations.

Other Income.  Other income increased $1.6 million, or 177.8%, to $2.5 million for the fiscal year ended May 2, 2009 from $0.9 million for the fiscal year ended May 3, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Automotive segment cost of products sold decreased $76.1 million to $206.0 million for the fiscal year ended May 2, 2009 from $282.1 million for the fiscal year ended May 3, 2008.  The decrease relates to lower sales volumes.  Automotive segment costs of products sold as a percentage of sales increased to 84.6% for fiscal 2009 from 77.9% for fiscal 2008.  This increase relates to manufacturing inefficiencies experienced in the third and fourth quarters of fiscal 2009 due to a significant, unexpected drop in sales, in addition to lower planned sales to Chrysler.  A large portion of the drop in sales is due to the North American automotive manufacturers extending plant shutdowns that occurred during the second half of fiscal 2009.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $40.8 million, or 50.4%, to $40.1 million for the fiscal year ended May 2, 2009 as compared to $80.9 million for the fiscal year ended May 3, 2008.  Gross margins as a percentage of net sales decreased to 16.5% for fiscal 2009 from 22.3% for fiscal 2008.  Gross margins were impacted negatively due to manufacturing inefficiencies during the second half of fiscal 2009 due to significantly lower sales volumes.  In addition, gross margins were impacted by the planned lower Chrysler sales volumes in fiscal 2009.

Restructuring.   On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations.  During fiscal 2009, we recorded a restructuring charge of $12.8 million, which consisted of $4.7 million for employee severance, $7.4 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment and  $0.7 million for professional fees.  We expect the restructuring to be complete during fiscal 2010.

In fiscal 2008, we recorded a restructuring charge of $4.4 million, $2.7 million relating to employee severance, $1.3 million relating to impairment and accelerated depreciation for assets and $0.4 million for professional fees relating to the January 2008 restructuring.

On March 12, 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $6.5 million, which consisted of  $1.0 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $5.4 million for customer funded tooling and $0.1 million in forfeited security deposits related to the cancellation of the new GM business.

Impairment of Goodwill and Other Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $25.8 million in our Automotive segment related to these assets.  See Note 4 for more information.

Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the fourth quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets were impaired.  We recorded an impairment charge of $4.7million for these assets.  See Note 4 for more information.

In fiscal 2008, we recorded a $1.5 million impairment of assets relating to a $0.7 million write-down of machinery and equipment as a result of lower anticipated revenues over the life of the related project and $0.8

Automotive Segment Results - Continued

million for the impairment of a particular patent (classified as an intangible asset) where the underlying technology was deemed to be commercially impractical.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $3.4 million, or 18.9%, to $14.6 million for the fiscal year ended May 2, 2009 compared to $18.0 million for the fiscal year ended May 3, 2008.  The decrease is due to lower commission expense as a result of lower sales during fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 6.0% in fiscal 2009 from 5.0% in fiscal 2008.

Other, Net.  Other, net was income of $0.3 million for the fiscal year ended May 2, 2009, compared to an expense of $1.7 million for the fiscal year ended May 3, 2008.  The decrease is primarily due to the strengthening of the U.S. dollar versus the Euro during fiscal 2009 as compared to fiscal 2008.  The functional currencies of our international operations are the British pound, Chinese yuan, Euro and Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Automotive segment income/(loss) before income taxes decreased $79.3 million, or 143.4%, to a loss of $24.0 million for the fiscal year ended May 2, 2009 compared to income of $55.3 million for the fiscal year ended May 3, 2008.  The decrease occurred due to goodwill and intangible asset write-offs, manufacturing inefficiencies due to significantly lower sales volumes during the third and fourth quarters of fiscal 2009, increased restructuring expenses, partially offset by lower selling and administrative expenses.

Interconnect Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$131.0	$136.3	$(5.3)	-3.9%
Other income	0.2	0.3	(0.1)	-33.3%
	131.2	136.6	(5.4)	-4.0%

Cost of products sold	99.7	104.7	(5.0)	-4.8%

Gross margins (including other income)	31.5	31.9	(0.4)	-1.3%

Restructuring	5.5	0.6	4.9	816.7%
Impairment of goodwill and other assets	56.9	—	56.9	—
Selling and administrative expenses	31.0	25.9	5.1	19.7%
Interest income	0.5	0.4	0.1	25.0%
Other, net - income/(expense)	0.7	(1.2)	1.9	-158.3%

Income/(loss) before income taxes	$(60.7)	$4.6	$(65.3)	-1419.6%

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.2%	0.2%
Cost of products sold	76.1%	76.8%
Gross margins (including other income)	24.0%	23.4%
Restructuring	4.2%	0.4%
Impairment of goodwill and other assets	43.4%	0.0%
Selling and administrative expenses	23.7%	19.0%
Interest income	0.4%	0.3%
Other, net	0.5%	-0.9%
Income/(loss) before income taxes	-46.3%	3.4%

Net Sales.  Interconnect segment net sales decreased $5.3 million, or 3.9%, to $131.0 million for the fiscal year ended May 2, 2009 from $136.3 million for the fiscal year ended May 3, 2008.  Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008.  Excluding Hetronic, North American net sales decreased 14.7%, Europe decreased 22.8% and Asia decreased 7.8% in fiscal 2009 as compared to fiscal 2008.  The net sales decline was primarily due to the general economic slowdown.  Translation of net sales from our foreign operations in the fiscal year ended May 2, 2009 increased reported net sales by $0.3 million, or 0.2%, due to currency rate fluctuations.

Other Income.  Other income was $0.2 million for the fiscal year ended May 2, 2009 and $0.3 million for the fiscal year ended May 3, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $5.0 million to $99.7 million for the fiscal year ended May 2, 2009 compared to $104.7 million for the fiscal year ended May 3, 2008.  The majority of the decrease is due to lower net sales.  Interconnect segment cost of products sold as a percentage of net sales decreased to 76.1% in fiscal 2009 compared to 76.8% in fiscal 2008.  The decrease in cost of products sold as a percentage of net sales relates primarily to product mix related to the Hetronic acquisition and the impact of the Interconnect restructuring.

Interconnect Segment Results - Continued

Gross Margins (including other income)  Interconnect segment gross margins (including other income) decreased $0.4 million, or 1.3%, to $31.5 million for the fiscal year ended May 2, 2009 as compared to $31.9 million for the fiscal year ended May 3, 2008.  Gross margins as a percentage of net sales increased to 24.0% in fiscal 2009 from 23.4% in fiscal 2008.  The increase in gross margins as a percentage of net sales relates primarily to product mix related to the Hetronic acquisition and the impact of the Interconnect restructuring.

Restructuring.  On January 24, 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment.  During fiscal 2009, we recorded a restructuring charge of $5.2 million, which consisted of $1.4 million for employee severance, $3.4 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.2 million relating to professional fees.  We expect the Interconnect restructuring to be complete in fiscal 2010.

In fiscal 2008, we recorded a restructuring charge of $0.7 million, $0.6 million for employee severance and $0.1 million for professional fees relating to the January 2008 restructuring.

On March 12, 2009, we announced several additional restructuring actions to consolidate manufacturing facilities in lower cost regions to reduce costs.  During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $0.3 million, which consisted of  $0.1 million for employee severance and $0.2 million relating to professional fees.

Impairment of Goodwill and Intangible Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $30.8 million in our Interconnect segment related to these assets.  See Note 4 for more information.

Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the fourth quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets were impaired.  We recorded an impairment charge of $26.1 million for these assets.  See Note 4 for more information.

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.1 million, or 19.7%, to $31.0 million for the fiscal year ended May 2, 2009 compared to $25.9 million for the fiscal year ended May 3, 2008.  Selling and administrative expenses are higher due to the Hetronic acquisition, higher amortization expense, slightly offset by lower commission expense due to lower sales in fiscal 2009 as compared to fiscal 2008.  Selling and administrative expenses as a percentage of net sales increased to 23.7% in fiscal 2009 from 19.0% in fiscal 2008.

Interest Income, Net.  Net interest income was $0.5 million for the fiscal year ended May 2, 2009, compared to $0.4 million for the fiscal year ended May 3, 2008.

Other, Net.  Other, net was income of $0.7 million for the fiscal year ended May 2, 2009, compared to an expense of $1.2 million for the fiscal year ended May 3, 2008.  The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during fiscal 2009 as compared to fiscal 2008.  The functional currencies of these operations are the Chinese yuan, Czech koruna, Euro and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Interconnect segment income/(loss) before income taxes decreased $65.3 million to a loss of $60.7 million for the fiscal year ended May 2, 2009 compared to income of $4.6 million for the fiscal year ended May 3, 2008 due to the goodwill and intangible asset write-off, higher selling and administrative expenses, increased amortization expense and increased restructuring expenses.

Power Products Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$42.7	$45.8	$(3.1)	-6.8%

Cost of products sold	37.2	33.2	4.0	12.0%

Gross margins	5.5	12.6	(7.1)	-56.0%

Restructuring	0.5	—	0.5	0.0%
Impairment of goodwill and other assets	5.4	—	5.4	—
Selling and administrative expenses	5.1	4.1	1.0	25.4%
Other - expense	(0.2)	—	(0.2)	0.0%

Income/(loss) before income taxes	$(5.7)	$8.5	$(14.2)	-166.7%

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	87.1%	72.5%
Gross margins (including other income)	13.0%	27.5%
Restructuring	1.2%	0.0%
Impairment of goodwill and other assets	12.5%	0.0%
Selling and administrative expenses	12.0%	9.0%
Other - expense	-0.4%	0.0%
Income/(loss) before income taxes	-13.3%	18.6%

Net Sales.  Power Products segment net sales decreased $3.1 million, or 6.8%, to $42.7 million for the fiscal year ended May 2, 2009 from $45.8 million for the fiscal year ended May 3, 2008.  Net sales were favorably impacted by the VEP acquisition on August 31, 2007.  Excluding VEP, Power Products net sales decreased 10.9% in fiscal 2009 as compared to fiscal 2008.

Cost of Products Sold.  Power Products segment cost of products sold increased $4.0 million, or 12.0%, to $37.2 million for the fiscal year ended May 2, 2009 compared to $33.2 million for the fiscal year ended May 3, 2008.  The Power Products segment cost of products sold as a percentage of sales increased to 87.1% for fiscal 2009 from 72.5% for fiscal 2008.   The increase is partially due to a product that reached end-of-life at the end of fiscal 2008 and had a lower cost as a percentage of sales than the remaining sales during fiscal 2009.  In addition, we experienced an unfavorable product mix in our busbar businesses, as well as, increased shipping and distribution costs.

Gross Margins.  Power Products segment gross margins decreased $7.1 million, or 56.0%, to $5.5 million for the fiscal year ended May 2, 2009 as compared to $12.6 million for the fiscal year ended May 3, 2008. Gross margins as a percentage of net sales decreased to 13.0% in fiscal 2009 from 27.5% in fiscal 2008.  The decrease is due to a product that reached end-of-life at the end of fiscal 2008 and had higher gross margins than the remaining sales and gross margins during fiscal 2009.  We also experienced an unfavorable product mix, and increases in labor costs, as well as, shipping and distribution costs.

Power Products Segment Results - Continued

Restructuring.  On March 12, 2009, we announced several additional restructuring actions to consolidate manufacturing facilities in lower cost regions to reduce costs.  During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $0.5 million, which consisted of  $0.4 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $0.1 million relating to professional services.

Impairment of Goodwill and Intangible Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $5.4 million in our Power Products segment related to these assets.  See Note 4 for more information.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.0 million, or 25.4%, to $5.1 million for the fiscal year ended May 2, 2009 compared to $4.1 million for the fiscal year ended May 3, 2008.  Selling and administrative expenses increased due to the Tribotek acquisition on March 30, 2008, partially offset by lower commission and bonus expenses in fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 12.0% in the fiscal 2009 from 9.0% in fiscal 2008.

Other, Net.  Other, net was an expense of $0.2 million for the fiscal year ended May 2, 2009, compared to no other, net for the fiscal year ended May 3, 2008.

Income/(Loss) Before Income Taxes.  Power Products segment income/(loss) before income taxes decreased by $14.2 million to a loss of $5.7 million for the fiscal year ended May 2, 2009 from a profit of $8.5 million for the fiscal year ended May 3, 2008 due to impairment of goodwill, decreased sales of products which became end-of-life at the end of fiscal year 2008, restructuring costs, higher material, labor and shipping costs, expenses related to Tribotek, partially offset by lower commission and bonus expenses.

Other Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$8.2	$6.9	$1.3	18.8%

Cost of products sold	8.9	6.7	2.2	32.8%

Gross margins	(0.7)	0.2	(0.9)	0.0%

Impairment of goodwill and intangible assets	1.6	—	1.6	0.0%
Selling and administrative expenses	2.8	2.0	0.8	40.0%

Loss before income taxes	$(5.1)	$(1.8)	$(3.3)	183.3%

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	108.5%	97.1%
Gross margins	-8.5%	2.9%
Impairment of goodwill and intangible assets	19.5%	0.0%
Selling and administrative expenses	34.1%	29.0%
Loss before income taxes	-62.2%	-26.1%

Other Segment Results - Continued

Net Sales.  The Other segment net sales increased $1.3 million to $8.2 million for the fiscal year ended May 2, 2009 as compared to $6.9 million for the fiscal year ended May 3, 2008.  Net sales from our torque-sensing business increased 60.6% and net sales from our testing facilities increased 11.2% in fiscal 2009 as compared to fiscal 2008.

Cost of Products Sold.  Other segment cost of products sold increased $2.2 million to $8.9 million for the fiscal year ended May 2, 2009 compared to $6.7 million for the fiscal year ended May 3, 2008.  The increase is due to additional support staff in our U.S. testing facilities and a new testing facility that was opened in Shanghai, China during the second quarter of fiscal 2009.

Gross Margins .  The Other segment gross margins was a loss of $0.7 million for fiscal 2009, compared to income $0.2 million for fiscal 2008.  Gross margins declined in fiscal 2009 due to the increase in additional support staff in our U.S. testing facilities and the new testing facility in Shanghai, China.

Impairment of Goodwill and Intangible Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $1.2 million in our Other segment related to these assets.  See Note 4 for more information.

Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the fourth quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets were impaired.  We recorded an impairment charge of $0.4 million for these assets.  See Note 4 for more information.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.8 million to $2.8 million for the fiscal year ended May 2, 2009 compared to $2.0 million for the fiscal year ended May 3, 2008.   The increase is primarily due to the new testing facility in Shanghai, China.  Selling and administrative expenses as a percentage of net sales increased to 34.1% in fiscal 2009 from 29.0% in fiscal 2008.

Loss Before Income Taxes.  The Other segment loss before income taxes was $5.1 million for the fiscal year ended May 2, 2009 compared to $1.8 million for the fiscal year ended May 3, 2008.   The increase in the loss before income taxes is due the impairment of goodwill and intangible assets, additional support staff for our North American testing facilities as well as costs associated with the new testing facility in Shanghai, China.

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

Net Sales.  Consolidated net sales increased $102.7 million, or 22.9%, to $551.1 million for the fiscal year ended May 3, 2008 from $448.4 million for the fiscal year ended April 28, 2007.  Of the increase, $51.3 million relates to our TouchSensor and VEP acquisitions.   The increase was also driven by strong organic growth from our European and Asian operations.  Sales from those operations increased 36.1% during fiscal 2008 as compared to fiscal 2007.  Automotive segment sales were also favorably impacted by price increases of $20.7 million on what were previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment, but, at the request of the customer, have agreed to continue to produce at higher prices.  Excluding TouchSensor, the Interconnect segment sales increased 9.9% for fiscal 2008 due to strong sales from our Asian connector and European optical businesses.  Excluding VEP, the Power Products segment sales decreased 3.6% for fiscal 2008 as compared to fiscal 2007.  Translation of foreign operations net sales in fiscal 2008

Consolidated Results - Continued

increased reported net sales by $10.5 million or 1.9% due to the weaker U.S. dollar versus foreign currencies.

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

Gross Margins (including other income).  Consolidated gross margins (including other income) increased $34.5 million, or 38.3%, to $124.6 million for the fiscal year ended May 3, 2008 as compared to $90.1 million for the fiscal year ended April 28, 2007.  Gross margins as a percentage of net sales increased to 22.6% for fiscal 2008 from 20.1% for fiscal 2007.  The increase in gross margins as a percentage of sales is primarily due to the North American automotive segment price increases and integration of the Scotland operation to Malta.

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

Other, Net.  Other, net was an expense of $3.2 million for the fiscal year ended May 3, 2008 versus an expense of $0.4 million for the fiscal year ended April 28, 2007.  Other, net consists primarily of currency exchange gains and losses at the Company’s foreign operations.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Maltese lira, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S.

Consolidated Results - Continued

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

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$362.1	$315.7	$46.4	14.7%
Other income	0.9	—	0.9	0.0%
	363.0	315.7	47.3	15.0%

Cost of products sold	282.0	265.1	16.9	6.4%

Gross margins (including other income)	81.0	50.6	30.4	60.1%

Restructuring	4.5	2.0	2.5	125.0%
Impairment of assets	1.5	0.4	1.1	275.0%
Selling and administrative expenses	18.0	19.2	(1.2)	-6.3%
Interest, net - income/(expense)	—	(0.3)	0.3	0.0%
Other, net - income/(expense)	(1.7)	(1.3)	(0.4)	30.8%

Income before income taxes	$55.3	$27.4	$27.9	101.8%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.2%	0.0%
Cost of products sold	77.9%	84.0%
Gross margins (including other income)	22.4%	16.0%
Restructuring	1.2%	0.6%
Impairment of assets	0.4%	0.1%
Selling and administrative expenses	5.0%	6.1%
Interest income, net	0.0%	-0.1%
Other, net	-0.5%	-0.4%
Income before income taxes	15.3%	8.7%

Net Sales.  Automotive segment net sales increased $46.4 million, or 14.7%, to $362.1 million for the fiscal year ended May 3, 2008 from $315.7 million for the fiscal year ended April 28, 2007.  Sales were also favorably impacted by price increases of $20.7 million on what was previously marginally profitable and unprofitable products, which we had decided to exit at the expiration of our manufacturing commitment, but, at the request of the customer, have agreed to continue to produce at higher prices.  Additionally, automotive segment net sales increased from organic growth from our European and Asian operations.  Net sales from these operations increased 32.7% for fiscal 2008.    We expect to discontinue producing these products during fiscal 2009.  Excluding the price increases, North American automotive segment sales decreased 5.5% in fiscal 2008.  Translation of foreign operations net sales in fiscal 2008 increased reported net sales by $9.2 million, or 2.5%, due to the weaker U.S. dollar versus foreign currencies.

Other Income.  Other income was $0.9 million for the fiscal year ended May 3, 2008 from no other income for fiscal year ended April 28, 2007.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Automotive segment cost of products sold increased $16.9 million to $282.0 million for the fiscal year ended May 3, 2008 from $265.1 for the fiscal year ended April 28, 2007.  The increase

Automotive Segment Results - Continued

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

Gross Margins (including other income).  Automotive segment gross margins (including other income) increased $30.4 million, or 60.1%, to $81.0 million for the fiscal year ended May 3, 2008 as compared to $50.6 million for the fiscal year ended April 28, 2007.  The increase in gross profit as a percentage of sales is primarily due to the price increases and integration of the Scotland operation to Malta.  Gross margins (including other income) as a percentage of net sales increased to 22.4% for fiscal 2008 from 16.0% for fiscal 2007.

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

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.2 million, or 6.3%, to $18.0 million for the fiscal year ended May 3, 2008 compared to $19.2 million for the fiscal year ended April 28, 2007.  The decrease is due the integration of the Scotland operation to Malta in the third quarter of fiscal 2007.  Selling and administrative expenses as a percentage of net sales decreased to 5.0% in fiscal 2008 from 6.1% in fiscal 2007.

Interest Expense, Net.  Net interest expense was zero for the fiscal year ended May 3, 2008, compared to an expense of $0.3 million for the fiscal year ended April 28, 2007.

Other Expense, Net.  Other expense, net was $1.7 million for the fiscal year ended May 3, 2009, compared to $1.3 million for the fiscal year ended April 28, 2007.  The increase is primarily due to the weakening of the U.S. dollar versus the Euro and Czech koruna during fiscal 2008 as compared to fiscal 2007.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes increased $27.9 million, or 101.8%, to $55.3 million for the fiscal year ended May 3, 2008 compared to $27.4 million for the fiscal year ended April 28, 2007 due to the price increases, strong sales in Europe and Asia and integration of our Scotland operation to our Malta operation, offset by restructuring costs.

Interconnect Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$136.3	$82.1	$54.2	66.0%
Other income	0.3	0.6	(0.3)	-50.0%
	136.6	82.7	53.9	65.2%

Cost of products sold	104.7	58.0	46.7	80.5%

Gross margins (including other income)	31.9	24.7	7.2	29.1%

Restructuring	0.7	—	0.7	0.0%
Selling and administrative expenses	25.8	16.3	9.5	58.3%
Interest, net - income/(expense)	0.4	0.4	—	0.0%
Other, net - income/(expense)	(1.2)	0.5	(1.7)	-340.0%

Income before income taxes	$4.6	$9.3	$(4.7)	-50.5%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Other income	0.2%	0.7%
Cost of products sold	76.8%	70.6%
Gross margins (including other income)	23.4%	30.1%
Restructuring	0.5%	0.0%
Selling and administrative expenses	18.9%	19.9%
Interest income, net	0.3%	0.5%
Other, net	-0.9%	0.6%
Income before income taxes	3.4%	11.3%

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

Other Income.  Other income was $0.3 million for the fiscal year ended May 3, 2008 and $0.6 million for the fiscal year ended April 28, 2007.  Other income consisted primarily of earnings from engineering design fees and royalties.

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

Interconnect Segment Results - Continued

Gross Margins (including other income).  Interconnect segment gross margins (including other income) increased $7.2 million, or 29.1%, to $31.9 million for the fiscal year ended May 3, 2008 as compared to $24.7 million for the fiscal year ended April 28, 2007.  The majority of the increase is due to the TouchSensor acquisition.  In addition, gross margins increased in our Asian connector business and European optical business, partially offset by increased cost of products sold in our PC card adapter and data installation businesses.  Gross margins (including other income) as a percentage of net sales decreased to 23.4% for fiscal 2008 from 30.1% for fiscal 2007.

Restructuring.  On January 24, 2008, we announced our decision to discontinue producing certain legacy electronic Interconnect products.  As a result, we recorded a restructuring charge of $0.7 million, $0.6 million for employee severance and $0.1 million for professional fees.

Selling and Administrative Expenses.  Selling and administrative expenses increased $9.5 million, or 58.3%, to $25.8 million for the fiscal year ended May 3, 2008 compared to $16.3 million for the fiscal year ended April 28, 2007.  Selling and administrative expenses are higher due to the TouchSensor acquisition and higher amortization expense in fiscal 2008 as compared to fiscal 2007.  Selling and administrative expenses as a percentage of net sales decreased to 18.9% in fiscal 2008 from 19.9% in fiscal 2007.

Interest Income, Net.  Net interest income was $0.4 million for both the fiscal years ended May 3, 2008 and April 28, 2007.

Other, Net.  Other, net was expense of $1.2 million for the fiscal year ended May 3, 2008, compared to income of $0.5 million for the fiscal year ended April 28, 2007.  The increase is primarily due to the weakening of the U.S. dollar versus the Euro and Czech koruna during fiscal 2008 as compared to fiscal 2007.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Interconnect income before income taxes decreased $4.7 million, or 50.5%, to $4.6 million for the fiscal year ended May 3, 2008 compared to $9.3 million for the fiscal year ended April 28, 2007 due to the gross margin declines in our PC card adapter and data installation businesses, partially offset with increases from the TouchSensor business.

Power Products Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$45.8	$43.0	$2.8	6.5%

Cost of products sold	33.2	30.8	2.4	7.8%

Gross margins	12.6	12.2	0.4	3.3%

Selling and administrative expenses	4.1	3.4	0.7	20.6%

Income before income taxes	$8.5	$8.8	$(0.3)	-3.4%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	72.5%	71.6%
Gross margins (including other income)	27.5%	28.4%
Selling and administrative expenses	9.0%	7.9%
Income before income taxes	18.6%	20.5%

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

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 20.6%, to $4.1 million for the fiscal year ended May 3, 2008 compared to $3.4 million for the fiscal year ended April 28, 2007.  Selling and administrative expenses increased due to the VEP and Tribotek acquisitions during fiscal 2008.  Selling and administrative expenses as a percentage of net sales increased to 9.0% in fiscal 2008 from 7.9% in fiscal 2007.

Income Before Income Taxes.  Power Products segment income before income taxes decreased $0.3 million to $8.5 million for the fiscal year ended May 3, 2008 compared to $8.8 million for the fiscal year ended April 28, 2007, due to certain projects ending at the end of fiscal 2007, no longer being the sole supplier for another customer and higher material costs and customer price erosion at our North American operation.

Other Segment Results

Below is a table summarizing results for the years ended:

(in millions)

	May 3,	April 28,
	2008	2007	Net Change	Net Change
Net sales	$6.9	$7.6	$(0.7)	-9.2%

Cost of products sold	6.7	5.8	0.9	15.5%

Gross margins	0.2	1.8	(1.6)	-88.9%

Selling and administrative expenses	2.0	2.1	(0.1)	-4.8%

Loss before income taxes	$(1.8)	$(0.3)	$(1.5)	500.0%

	May 3,	April 28,
Percent of sales:	2008	2007
Net sales	100.0%	100.0%
Cost of products sold	97.1%	76.3%
Gross margins	2.9%	23.7%
Selling and administrative expenses	29.0%	27.6%
Loss before income taxes	-26.1%	-3.9%

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

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million to $2.0 million for the fiscal year ended May 3, 2009 compared to $2.1 million for the fiscal year ended April 28, 2007.  Selling and administrative expenses as a percentage of net sales increased to 29.0% in fiscal 2008 from 27.6% in fiscal 2007.

Loss Before Income Taxes.  The Other segment loss before income taxes was $1.8 million for the fiscal year ended May 3, 2008 compared to a loss of $0.3 million for the fiscal year ended April 28, 2007 due to the increased initiatives in our torque-sensing business and lower sales volumes in our test facilities.

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

We have an agreement with our primary bank for a revolving credit facility to

Financial Condition, Liquidity and Capital Resources - Continued

provide up to $75,000 ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At May 2, 2009, we were in compliance with these covenants and had no borrowings against this credit facility.

At May 2, 2009, approximately $3.5 million remains invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We had historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the cash redemption ability of its holders. Based on the information available to us, we have estimated the fair value of this fund at $0.72 per unit as of May 2, 2009.  For fiscal 2009, we recorded a loss of $1.2 million, of which $0.6 million was realized on partial redemptions of $8.8 million, and  $0.6 million was unrealized. Since December 2007, we recorded a loss of $1.7 million, of which, $0.7 million was realized on partial redemptions of $17.4 million, and $1.0 million was unrealized.

To date, 83% of the fund has been liquidated. The latest information from fund management states that its goal is to have 92% of the portfolio liquidated by December 2009. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods.

Net cash provided by operations was $43.2 million, $77.0 million and $53.9 million in fiscal 2009, 2008 and 2007, respectively.  The primary factor in the Company’s ability to generate cash from operations is our net income.  Net income/(loss) decreased $152.3 million, or 382.6%, to a loss of $112.5 million for the fiscal year ended May 2, 2009 as compared to net income of $39.8 million for the fiscal year ended May 3, 2008.  Additionally, cash flows from operations exceed net income because non-cash charges (impairment charges, depreciation, amortization of intangibles and restricted stock awards) negatively impact net income but do not result in the use of cash. Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash.

Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	May 2,	May 3,	April 28,
	2009	2008	2007
Net income/(loss)	$(112.5)	$39.8	$26.1
Depreciation and amortization	37.0	28.2	23.6
Changes in operating assets and liabilities	6.3	6.8	1.0
Other non-cash items	112.4	2.2	3.2
Cash flow from operations	$43.2	$77.0	$53.9

Net cash used in investing activities was $76.1 million for fiscal 2009, $29.0 million for fiscal 2008 and $73.4 million for fiscal 2007.  Purchases of property, plant and equipment were $17.1 million, $20.0 million and $10.7 million for the fiscal years ended May 2, 2009, May 3, 2008 and April 28, 2007, respectively.  On September 30, 2008, we acquired certain assets of Hetronic LLC for $53.6 million in cash.  We also incurred $2.4 million in transaction costs related to the purchase.  In fiscal 2009, we made a contingent payment of $0.8 million related to the VEP acquisition and a contingent payment of $0.6 million for Cableco Technologies.  In fiscal 2008, net cash used in investing activities also included $9.6 million relating to the TouchSensor, VEP and Tribotek acquisitions.  During fiscal 2008, we also paid a $1.0 million dividend for our automotive joint venture.  Cash used in investing activities in fiscal 2007 included $60.3 million for the acquisition of TouchSensor and $2.7 million final contingent payment related to the AST acquisition.

Net cash used in financing activities was $15.1 million in fiscal 2009, $7.1 million in fiscal 2008 and $2.7 million in fiscal 2007.  We paid cash dividends of $9.8 million, $7.6 million and $7.5 million in fiscal 2009, 2008

Financial Condition, Liquidity and Capital Resources - Continued

and 2007, respectively.  We repurchased 53,012 shares, 95,420 shares and 134,807 shares in fiscal 2009, 2008 and 2007, respectively, of our common stock from the former owners of Cableco in accordance with the terms of the earn-out provision of the Cableco purchase agreement.  Our board of directors approved a stock repurchase plan in September 2009, which expires May 1, 2010.  We repurchased 669,480 shares of common stock at an average price of $7.85 in fiscal 2009 on the open market.

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of May 2, 2009 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$7,820	$3,685	$3,042	$993	$100
Purchase obligations	34,550	34,550	—	—	—
Deferred compensation	4,884	1,023	1,132	291	2,438
Other obligations	1,250	1,250	—	—	—
Total	$48,504	$40,508	$4,174	$1,284	$2,538

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

In addition, our revenues and accounts receivable are concentrated in a relatively small number of customers.  A significant change in the liquidity or financial position of any one of these customers or a

Critical Accounting Policies and Estimates - Continued

deterioration in the economic environment or automotive industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower-of-cost-or-market value and have been reduced by allowances for excess and obsolete inventories. The estimated allowances are based on our review of inventories on hand compared to estimated future usage and sales, using assumptions about future product life cycles, product demand and market conditions.  If actual product life cycles, product demand and market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Intangible Assets.  We have significant intangible assets related to goodwill and other acquired intangibles.  The determination of related estimated useful lives and whether these assets are impaired involves significant judgment.  In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on May 1, 2002, we ceased amortizing goodwill.  In lieu of amortization, we are required to perform an annual impairment review (see Note 4 to the Consolidated Financial Statements).

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.8 million and $1.1 million at May 2, 2009 and May 3, 2008, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Mexican peso and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $10.8 million at May 2, 2009 and $15.1 million at May 3, 2008.

Item 8.  Financial Statements and Supplementary Data

See Item 15 for an Index to Financial Statements and Financial Statement Schedule.  Such Financial Statements and Schedule are incorporated herein by reference.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 2, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hetronic LLC, acquired on September 30, 2008, which is included in our fiscal 2009 consolidated financial statements and constituted $21.9 million and $20.0 million of total and net assets, respectively, as of May 2, 2009 and $14.4 million of revenue and a net loss of $36.1 million as of May 2, 2009.

Based on the results of our evaluation, with the exception of Hetronic LLC mentioned above, our management concluded that our internal control over financial reporting was effective as of May 2, 2009. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst and Young, LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this report on Form 10-K.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may

Inherent Limitations on Effectiveness of Controls - Continued

deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the caption “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2009 annual meeting to be held on September 17, 2009, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters” in the definitive proxy statement for our 2009 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “ Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2009 annual meeting to be held on September 17, 2009, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” and “Executive Compensation Discussion and Analysis” and in subsequent compensation tables in the definitive proxy statement for our 2009 annual meeting to be held on September 17, 2009, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2009 annual meeting to be held on September 17, 2009, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2009 annual meeting to be held on September 17, 2009, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a) The documents included in the following indexes are filed as part of this annual report on Form 10-K.

(1) (2)	The response to this portion of Item 15 is included in this report under the caption “Financial Statements” and “Financial Statement Schedule” below, which is incorporated herein by reference.

(3)	See “Index to Exhibits” immediately following the financial statement schedule.

(a)	See “Index to Exhibits” immediately following the financial statement schedule.

(b)	See “Financial Statements” and “Financial Statement Schedule.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ DOUGLAS A. KOMAN
Douglas A. Koman
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated:  July 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WARREN L. BATTS	Chairman of the Board	July 2, 2009
Warren L. Batts

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	July 2, 2009
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN	Chief Financial Officer	July 2, 2009
Douglas A. Koman

/s / WALTER J. ASPATORE	Director	July 2, 2009
Walter J. Aspatore

/s/ J. EDWARD COLGATE	Director	July 2, 2009
J. Edward Colgate

/s/ DARREN M. DAWSON	Director	July 2, 2009
Darren M. Dawson

/s / ISABELLE C. GOOSSEN	Director	July 2, 2009
Isabelle C. Goossen

/s / CHRISTOPHER J. HORNUNG	Director	July 2, 2009
Christopher J. Hornung

/s / LAWRENCE B. SKATOFF	Director	July 2, 2009
Lawrence B. Skatoff

/s / PAUL G. SHELTON	Director	July 2, 2009
Paul G. Shelton

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 15 (a) (1) and (2)

(1)                                 Financial Statements

The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

(2)                                 Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F34

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are immaterial and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Methode Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of May 2, 2009 and May 3, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended May 2, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at May 2, 2009 and May 3, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 2, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective April 29, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Methode Electronics, Inc.’s internal control over financial reporting as of May 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 1, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois

July 1, 2009

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Methode Electronics, Inc.

We have audited Methode Electronics, Inc.’s internal control over financial reporting as of May 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hetronic LLC, which is included in the May 2, 2009 consolidated financial statements of Methode Electronics, Inc. and constituted $21.9 million and $20.0 million of total and net assets, respectively, as of May 2, 2009 and $14.4 million and $36.1 million of revenues and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of Methode Electronics, Inc. also did not include an evaluation of the internal control over financial reporting of Hetronic LLC.

In our opinion, Methode Electronics, Inc. maintained effective internal control over financial reporting as of May 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. as of May 2, 2009 and May 3, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 2, 2009 and our report dated July 1, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois

July 1, 2009

F2

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 2, 2009	May 3, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,030	$104,305
Accounts receivable, net, less allowance (2009 — $1,444; 2008 —$2,309)	60,406	85,805
Inventories:
Finished products	11,865	15,384
Work in process	10,765	20,715
Materials	17,796	19,850
	40,426	55,949
Deferred income taxes	4,928	8,730
Refundable income taxes	14,764	—
Prepaid expenses and other current assets	6,692	6,028
TOTAL CURRENT ASSETS	181,246	260,817

PROPERTY, PLANT AND EQUIPMENT
Land	3,236	3,205
Buildings and building improvements	54,378	44,894
Machinery and equipment	231,470	260,165
	289,084	308,264
Less allowances for depreciation	219,167	217,984
	69,917	90,280
OTHER ASSETS
Goodwill	11,771	54,476
Other intangibles, less accumulated amortization	20,501	41,282
Cash surrender value of life insurance	11,177	10,345
Deferred income taxes	4,993	10,099
Other	5,683	2,921
	54,125	119,123
	$305,288	$470,220
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$24,495	$42,810
Salaries, wages and payroll taxes	7,918	13,317
Other accrued expenses	19,921	19,207
Income taxes	1,184	1,378
TOTAL CURRENT LIABILITIES	53,518	76,712

OTHER LIABILITIES	16,686	13,833
DEFERRED COMPENSATION	3,308	6,890
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,290,776 and 38,225,379 shares issued as of May 2, 2009 and May 3, 2008, respectively	19,145	19,113
Unearned common stock issuances	(3,632)	(4,257)
Additional paid-in capital	68,506	69,953
Retained earnings	143,577	265,838
Accumulated other comprehensive income	15,675	28,381
Treasury stock, 1,372,188 and 702,708 shares as of May 2, 2009 and May 3, 2008, respectively	(11,495)	(6,243)
	231,776	372,785
	$305,288	$470,220

See notes to consolidated financial statements.

F3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	May 2,	May 3,	April 28,
	2009	2008	2007

INCOME
Net sales	$425,644	$551,073	$448,427
Other	3,202	1,879	1,596
	428,846	552,952	450,023

COSTS AND EXPENSES
Cost of products sold	356,496	428,355	359,914
Restructuring	25,278	5,159	2,027
Impairment of goodwill and other assets	94,374	1,472	377
Selling and administrative expenses	57,471	61,550	50,182
Amortization of intangibles	6,933	6,013	4,708
	540,552	502,549	417,208

Income/(loss) from operations	(111,706)	50,403	32,815

Interest income, net	1,382	2,324	3,428
Other, net	(479)	(3,250)	(468)
Income/(loss) before income taxes and cumulative effect of accounting change	(110,803)	49,477	35,775

Income taxes	1,680	9,723	9,792
Income/(loss) before cumulative effect of accounting change	(112,483)	39,754	25,983

Cumulative effect of accounting change, net of taxes of $28	—	—	101

NET INCOME/(LOSS)	$(112,483)	$39,754	$26,084

Amounts per common share:
Basic net income/(loss)	$(3.05)	$1.07	$0.72
Diluted net income/(loss)	$(3.05)	$1.06	$0.71

Cash dividends:
Common stock	$0.26	$0.20	$0.20

See notes to consolidated financial statements.

F4

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended May 2, 2009, May 3, 2008 and April 28, 2007

(Dollar amounts in thousands, except share data)

			Unearned
	Common	Common	Common	Additional		Currency		Total
	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	Shareholders’	Comprehensive
	Shares	$	Issuances	Capital	Earnings	Adjustments	Stock	Equity	Income/(loss)
Balance at April 29, 2006	37,700,484	$18,850	$(9,132)	$59,411	$215,072	$11,039	$(3,531)	$291,709
Release of restriction pursuant to acquisition earn-out	—	—	1,233	—	—	—	—	1,233
Purchase and cancellation of shares related to acquisition earn-out	(95,420)	(48)	—	(1,077)	—	—	—	(1,125)
Reversal of unvested stock awards for adoption of SFAS 123R	(463,957)	(232)	3,382	(3,150)	—	—	—	—
Cumulative effect of accounting change	—	—	—	(129)	—	—	—	(129)
Earned portion of restricted stock awards	145,765	73	—	(73)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	3,026	—	—	—	3,026
Vested stock awards withheld for payroll taxes	(35,060)	(18)	—	(529)	—	—	—	(547)
Exercise of options	699,017	350	—	6,858	—	—	—	7,208
Common stock repurchased	—	—	—	—	—	—	(1,924)	(1,924)
Tax benefit from stock options	—	—	—	1,175	—	—	—	1,175
Foreign currency translation adjustments	—	—	—	—	—	4,971	—	4,971	$4,971
Net income for year	—	—	—	—	26,084	—	—	26,084	26,084
Cash dividends on common stock	—	—	—	—	(7,472)	—	—	(7,472)	$31,055
Balance at April 28, 2007	37,950,829	$18,975	$(4,517)	$65,512	$233,684	$16,010	$(5,455)	$324,209
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 adoption)	—	—	—	—	(25)	—	—	(25)
Release of restriction pursuant to acquisition earn-out	—	—	260	—	—	—	—	260
Earned portion of restricted stock awards	188,982	94	—	(94)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	3,359	—	—	—	3,359
Vested stock awards withheld for payroll taxes	(40,140)	(20)	—	(441)	—	—	—	(461)
Exercise of options	125,708	64	—	1,234	—	—	—	1,298
Common stock repurchased	—	—	—	—	—	—	(788)	(788)
Tax benefit from stock options	—	—	—	383	—	—	—	383
Foreign currency translation adjustments	—	—	—	—	—	12,371	—	12,371	$12,371
Net income for year	—	—	—	—	39,754	—	—	39,754	39,754
Cash dividends on common stock	—	—	—	—	(7,575)	—	—	(7,575)	$52,125
Balance at May 3, 2008	38,225,379	$19,113	$(4,257)	$69,953	$265,838	$28,381	$(6,243)	$372,785
Release of restriction pursuant to acquisition earn-out	(53,012)	(27)	625	(598)	—	—	—	—
Earned portion of restricted stock awards	120,041	60	—	(60)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	(553)	—	—	—	(553)
Vested stock awards withheld for payroll taxes	(20,721)	(11)	—	(130)	—	—	—	(141)
Exercise of options	19,089	10	—	103	—	—	—	113
Common stock repurchased	—	—	—	—	—	—	(5,252)	(5,252)
Tax expense from stock options	—	—	—	(209)	—	—	—	(209)
Foreign currency translation adjustments	—	—	—	—	—	(12,706)	—	(12,706)	$(12,706)
Net income/(loss) for year	—	—	—	—	(112,483)	—	—	(112,483)	(112,483)
Cash dividends on common stock	—	—	—	—	(9,778)	—	—	(9,778)	$(125,189)
Balance at May 2, 2009	38,290,776	$19,145	$(3,632)	$68,506	$143,577	$15,675	$(11,495)	$231,776

See notes to consolidated financial statements

F5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	May 2,	May 3,	April 28,
	2009	2008	2007
OPERATING ACTIVITIES
Net income/(loss)	$(112,483)	$39,754	$26,084
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for minority interest	343	329	241
(Gain)/loss of sale of fixed assets	(407)	(120)	268
Provision for depreciation	30,103	22,146	18,915
Amortization of intangible assets	6,933	6,013	4,708
Impairment of tangible assets	10,313	1,472	377
Impairment of goodwill and other assets	94,374	—	—
Stock-based compensation	(553)	3,359	2,897
Provision for bad debt	120	195	372
Deferred income taxes	8,078	(2,948)	(1,012)
Changes in operating assets and liabilities:
Accounts receivable	33,347	(793)	4,942
Inventories	19,918	(482)	1,875
Prepaid expenses and other current assets	(16,086)	7,989	2,478
Accounts payable and accrued expenses	(30,832)	107	(8,230)
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,168	77,021	53,915

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,064)	(20,018)	(10,667)
Acquisition of businesses	(57,469)	(9,647)	(63,168)
Acquisition of technology licenses	(1,575)	—	(113)
Proceeds from the sale of property and equipment	—	1,706	800
Joint venture dividend	—	(1,000)	—
Other	(14)	(27)	(218)
NET CASH USED IN INVESTING ACTIVITIES	(76,122)	(28,986)	(73,366)

FINANCING ACTIVITIES
Purchase of common stock	(5,252)	(1,249)	(3,596)
Proceeds from exercise of stock options	113	1,298	7,208
Tax (expense)/benefit from stock options and awards	(209)	383	1,175
Cash dividends	(9,778)	(7,575)	(7,472)
NET CASH USED IN FINANCING ACTIVITIES	(15,126)	(7,143)	(2,685)

Effect of foreign currency exchange rate changes on cash	(2,195)	3,322	581

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,275)	44,214	(21,555)

Cash and cash equivalents at beginning of year	104,305	60,091	81,646

CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,030	$104,305	$60,091

See notes to condensed consolidated financial statements.

F6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

1.  Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. (“the Company”) and its subsidiaries.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Due to the timing of our fiscal calendar, the fiscal year ended May 2, 2009 and the fiscal year ended April 28, 2007 represent 52 weeks of results and the fiscal year ended May 3, 2008 represents 53 weeks of results.

Cash Equivalents.  Generally, all highly liquid investments with a maturity of three months or less when purchased are carried at their approximate fair value and classified in the consolidated balance sheets as cash equivalents.

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

Inventories.  Inventories are stated at the lower-of-cost (first-in, first-out method)-or-market.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2009, 2008 and 2007.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are in their local currencies.  Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other, net.  In fiscal 2009, 2008 and 2007, we had foreign exchange losses of $479, $3,250 and $468, respectively.

F7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

1.  Significant Accounting Policies - Continued

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable intangible assets of our TouchSensor and Hetronic businesses in the Interconnect segment, the Automotive Safety Technologies business in our Automotive segment and Magna-Lastic Devices, Inc from our Other segment were impaired.  Therefore, we recorded an impairment charge of $26.2 million in the Interconnect segment, $4.6 million in the Automotive segment and $0.4 million in the Other segment for a total of $31.2 million for these assets.

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

The Company evaluates goodwill for impairment at the reporting unit level, which is one level below the operating segment level (herein referred to as the reporting unit).  The impairment test for goodwill is a two-step process.  The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any.  In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  Based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, “Goodwill and Other Intangible Assets”, on the reporting units that have goodwill during fiscal 2009.  Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units.  We completed  “step two” of the goodwill test and concluded that goodwill was impaired.  During fiscal 2009, we recorded a goodwill impairment charge of $25,840 in our Automotive segment, $30,750 in our Interconnect segment, $5,358 in our Power Products segment and $1,203 in our Other segment for a total of $63,151 related to these assets.

Research and Development Costs.  Costs associated with the development of new products are charged to expense when incurred.  Research and development costs for the fiscal years ended May 2, 2009, May 3, 2008 and April 28, 2007 amounted to $21,995, $25,595 and $21,336, respectively.

Stock-Based Compensation.  See Note 5, Shareholders’ Equity for a description of our stock-based compensation plans.  In the first quarter of fiscal 2007, we adopted SFAS No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123(R) requires us to record compensation expense for all share-based payments, including employee stock options, at fair value.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles

F8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

1.  Significant Accounting Policies - Continued

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

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of May 4, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS No. 157 are applied prospectively upon adoption and did not have a material impact on our Consolidated Financial Statements. The disclosures required by SFAS No. 157 are included in Note 15, “Fair Value Measurements,” to our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is our fiscal year 2010 that began May 3, 2009.  We are currently assessing the impact of adopting SFAS No. 157 for non-financial assets and liabilities on our Consolidated Financial Statements.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) as of May 4, 2008. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements.

We adopted Emerging Issues Task Force (EITF) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) as of May 4, 2008. EITF No. 06-4 requires that endorsement split-dollar life insurance arrangements, which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principle Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” based on the substance of the agreement with the employee.  The adoption of EITF No. 06-4 had no impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests.  SFAS No. 141R also provides disclosure requirements related to business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010 that began May 3, 2009.  SFAS No. 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.  This statement will generally affect acquisitions occurring after the adoption date.

F9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

1.  Significant Accounting Policies - Continued

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS No. 160 does not change the criteria for consolidating a partially owned entity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2010 that began May 3, 2009. The provisions of SFAS No. 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. We do not expect the adoption of SFAS No. 160 to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008, which is our fiscal year 2010 that began May 3, 2009. We do not believe the adoption of SFAS No. 161 will have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The provision of FSP 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal year 2010 that began May 3, 2009.  Since this guidance will be applied prospectively, upon adoption, there will be no impact to our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles “.  We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued three FSPs related to fair value measurements. The first, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance on determining whether a market is inactive and whether transactions in that market are distressed.  The second FSP issued, FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements.  The third FSP issued, FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, requires that disclosures currently required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be presented for interim periods as well as annual periods.  These FSPs are first effective for interim periods ending after June 15, 2009 and are not expected to have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”; (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB No. 128,  “Earnings per Share”. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

F10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

2.  Restructurings

March 2009 Restructuring

On March 12, 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  After these actions our principal manufacturing operations will be in Mexico, Malta and China.  In addition, we have decided to transfer certain new GM business to other suppliers.  This business was scheduled to be produced in our Shanghai, China automotive facility.

All Ford Motor Company production at Methode’s Reynosa, Mexico, facility will be moved to another supplier.  TouchSensor manufacturing currently in west suburban Chicago, Illinois, will be moved to Monterrey, Mexico.  Additionally, our operations in Shanghai, China, will be consolidated to two facilities from three.

In total, this additional restructuring will affect approximately 850 employees worldwide. We estimate that we will record a pre-tax charge between $16,000 and $25,000, during fiscal years 2009 and 2010. The cash portion of this charge is estimated between $7,000 and $8,000.

During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $7,263, which consisted of $100 for employee severance, $1,373 in impairment for buildings and improvements and machinery and equipment, $5,418 for impairment of customer funded tooling and $133 in forfeited security deposits related to the transfer of the new GM business and $239 relating to professional fees.  We estimate that we will record pre-tax restructuring charges in fiscal 2010 of between $8,700 and $17,700.

As of May 2, 2009, we had an accrued restructuring liability of $141 reflected in the current liabilities section of our consolidated balance sheet.  We expect this liability to be paid out during fiscal 2010.

The table below reflects the activity related to the March 2009 restructuring as of May 2, 2009:

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total

Accrued balance at May 3, 2008	$—	$—	$—	$—
FY 2009 restructuring charges	100	6,924	239	7,263
Payments and asset write-downs	—	(6,924)	(198)	(7,122)
Accrued balance at May 2, 2009	$100	$—	$41	$141

January 2008 Restructuring

On January 24, 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  The Automotive and Interconnect restructuring is expected to be completed during fiscal 2010.  We record the expense in the restructuring section of our Consolidated Statement of Operations. On January 24, 2008, the total pre-tax charges were estimated between $19,000 and $25,000.  As of May 2, 2009, we have recorded $23,174 of the charges.  We estimate that we will record pre-tax restructuring charges in fiscal 2010 of between $500 and $1,500, of which $500 will relate to the termination of approximately 225 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services.  We continue to perform periodic impairment testing, if indicators exist, and will record any charges incurred as per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”) in the period when impairment is incurred.

During the fiscal year ended May 3, 2008, we recorded a restructuring charge of $5,159, which consisted of

F11

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

January 2008 Restructuring - Continued

$3,355 for employee severance, $1,346 in impairments and accelerated depreciation for buildings and improvements and machinery and equipment and $458 relating to professional fees.  As of May 3, 2008, we had an accrued restructuring liability of $3,176 reflected in the current liabilities section of our consolidated balance sheet.

During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $18,015, which consisted of $6,099 for employee severance, $3,522 and $7,276 in impairments and accelerated depreciation, respectively, for buildings and improvements and machinery and equipment, $153 in inventory write-downs and $965 relating to professional fees.  As of May 2, 2009, we had an accrued restructuring liability of $1,849 reflected in the current liabilities section of our consolidated balance sheet.  We expect this liability to be paid out during fiscal 2010.

The table below reflects the January 2008 restructuring activity for fiscal years ended May 3, 2008 and May 2, 2009.

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
Accrued balance at April 28, 2007	$—	$—	$—	$—
Fiscal 2008 restructuring charges	3,355	1,346	458	5,159
Fiscal 2008 payments and asset write-downs	(203)	(1,346)	(434)	(1,983)
Accrued balance at May 3, 2008	3,152	—	24	3,176

Fiscal 2009 restructuring charges	6,099	10,951	965	18,015
Fiscal 2009 payments and asset write-downs	(7,402)	(10,951)	(989)	(19,342)
Accrued balance at May 2, 2009	$1,849	$—	$—	$1,849

Fiscal 2007 Restructuring

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

F12

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

3.  Acquisitions

Fiscal 2009 Acquisitions

On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53,639 in cash.  We also incurred $2,447 in transaction costs related to the purchase.  Hetronic is a global leader in industrial safety radio remote controls with locations in the U.S., Malta, the Philippines and Germany.  Hetronic is represented in 45 countries by direct sales associates, licensed partners, distributors and representatives.  Hetronic provides application specific and standard controls to many different industries, such as material handling, transportation, mining, military, agriculture and construction.

Based on a third-party valuation report, the tangible net assets acquired had a fair value of $20,533.  The fair values assigned to intangible assets acquired were $12,170 for customer relationships, $2,700 for the trade name and trademarks, $1,450 for technology valuation, and $170 for non-competes, resulting in $19,063 of goodwill.  The customer relationships, technology valuation and non-competes are being amortized over 5 to approximately 12 years.  The trade name and trademarks are not subject to amortization but are subject to periodic impairment testing.  The accounts and transactions of Hetronic have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition.

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

Based on a third-party valuation report, the tangible net assets acquired in the VEP transaction had a fair value of $915.  The fair values assigned to intangible assets acquired were $2,900 for customer relationships and $600 for trademarks, resulting in $2,172 of goodwill.  The customer relationships acquired are being amortized over a period of approximately 16 years, which began in September 2007.  The trademark intangible assets are not subject to amortization but are subject to periodic impairment testing.  The accounts and transactions of the acquired business have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition.

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

The tangible net assets acquired in the Tribotek transaction had a fair value of $1,445.  The fair values assigned to intangible assets acquired were $366 for patents that are being amortized over a period of approximately 18 years beginning March 2008.  There was no goodwill recorded for this acquisition.  The accounts and transactions of the acquired business have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition.

Fiscal 2007 Acquisition

As of March 1, 2007, we acquired 100% of the member interest of TouchSensor Technologies, LLC from Gemtron Corporation for $58,474 in cash and assumed liabilities of $7,061.  We also incurred $2,239 in transaction costs related to the purchase.  TouchSensor is a North American market leader in solid-state, field-effect switching.  Using its patented technology, TouchSensor designs and manufactures touch-sensitive user interface panels found

F13

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

3.  Acquisitions - Continued

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

4.  Intangible Assets and Goodwill

Goodwill and Intangible Asset Write-Offs

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  Based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with paragraph 19 of SFAS No. 142, on the reporting units that have goodwill during fiscal 2009.  Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units.  We completed  “step two” of the goodwill test and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $25,840 in our Automotive segment, $30,750 in our Interconnect segment, $5,358 in our Power Products segment and $1,203 in our Other segment for a total of $63,151 related to these assets.

Also, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable intangible assets of our TouchSensor and Hetronic businesses in the Interconnect segment, the Automotive Safety Technologies business in our Automotive segment and Magna-Lastic Devices, Inc. from our Other segment were impaired.  Therefore, we recorded an impairment charge of $26,176 in the Interconnect segment, $4,626 in the Automotive segment and $421 in the Other segment for a total of $31,063 for these assets.

F14

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

4.  Intangible Assets and Goodwill - Continued

The following table presents details of the goodwill and other asset impairments during fiscal 2009:

			Intangible
Segment	Reporting Unit	Goodwill	Assets	Total
Automotive	Methode Electronics Malta Ltd.	$16,987	$160	$17,147
	Automotive Safety Technologies, Inc.	8,853	4,466	13,319
	Subtotal Automotive	25,840	4,626	30,466

Interconnect	Hetronic	19,063	11,587	30,650
	TouchSensor Technologies	11,528	14,589	26,117
	Methode Development Company	159	—	159
	Subtotal Interconnect	30,750	26,176	56,926

Power Products	Cableco Technologies, Inc.	3,186	—	3,186
	Value Engineered Products, Inc.	2,172	—	2,172
	Subtotal Power Products	5,358	—	5,358

Other	Magna-Lastic Devices, Inc.	933	421	1,354
	Trace Laboratories	270	—	270
	Subtotal Other	1,203	421	1,624

	Total	$63,151	$31,223	$94,374

F15

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

4.  Intangible Assets and Goodwill - Continued

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	May 2, 2009
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,718	$2,277	14.7
Patents and technology licenses	23,244	5,169	18,075	13.4
Covenants not to compete	480	331	149	2.8
Total	$38,719	$18,218	$20,501

	May 3, 2008
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$41,324	$19,168	$22,156	16.2
Patents and technology licenses	24,692	5,795	18,897	15.5
Covenants not to compete	2,480	2,251	229	12.1
Total	$68,496	$27,214	$41,282

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2010	$2,248
2011	2,187
2012	1,675
2013	1,298
2014	1,185

As of May 2, 2009, the patents and technology licenses include $2,400 of trade names that are not subject to amortization.

5.  Shareholders’ Equity

Preferred Stock.  We have 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

Common Stock.

Common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	May 2, 2009	May 3, 2008
Authorized	100,000,000	100,000,000
Issued	38,290,776	38,225,379
In treasury	1,372,188	702,708

F16

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

At May 2, 2009, 394,718 shares of common stock are reserved for future issuance in connection with our stock plans.

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

Dividends

We paid quarterly dividends totaling  $9,778 during fiscal 2009.  We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.  Our board of directors approved a stock repurchase plan in September 2008, which expires at the end of fiscal 2010.  There were 669,480 shares purchased at an average price of $7.85 under the plan in fiscal 2009.

2007 Stock Plan

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

The Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is cancelled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  As of May 2, 2009 there were 394,718 shares still available for award under the Stock Plan.

F17

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

Stock Options Granted Under the 2000 and 2004 Stock Plans

There are 625,633 stock options that were granted in previous years under the 2000 and 2004 stock plans that are outstanding and exercisable as of May 2, 2009.  No options were granted under the Plans since the first quarter of fiscal 2005.  Stock options granted under the Plans vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years.  There was no remaining compensation expense relating to these options in fiscal 2009.

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
April 29, 2006	1,657,699	$10.38	1,463,623	$10.28
Granted	—	—
Exercised	(699,017)	10.31
Cancelled	(139,764)	11.45
April 28, 2007	818,918	10.26	777,668	10.20
Granted	—	—
Exercised	(125,708)	10.32
Cancelled	(3,521)	8.03
May 3, 2008	689,689	10.26	689,689	10.26
Granted	—	—
Exercised	(19,089)	5.90
Cancelled	(44,967)	10.65
May 2, 2009	625,633	10.36	625,633	10.36

Options Outstanding and
Exercisable at May 2, 2009
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.12 - $7.69	154,125	$6.68	2.0
$8.08 - $11.64	336,748	10.60	1.9
$12.11 - $17.66	134,760	13.98	1.0
	625,633	10.36

F18

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

Stock Options Granted Under the 2007 Stock Plan

On March 16, 2009, the Compensation Committee approved 285,000 stock option grants to our executive officers under the Company’s 2007 Stock Plan.  These options vest in full on March 16, 2012, and have a ten-year term.

	Options Outstanding
		Exercise
	Shares	Price
May 3, 2008	—	$—
Granted	285,000	2.72
Exercised	—	—
Cancelled	—	—
May 2, 2009	285,000	$2.72

Options Outstanding
at May 2, 2009
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	9.9

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	69.58%
Risk-Free interest rate	1.39%
Dividend yield	2.26%
Expected life of options	6.87 years
Weighted-average grant-date fair value	$1.46

Expected volatility was based on the monthly changes in our historical common stock prices over the expected life of the award.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life of the options.  Our dividend yield is based on the average dividend yield for the previous two years from the date of grant.  The expected life of options is based on historical stock option exercise patterns and the terms of the options.

Restricted Stock Awards and Restricted Stock Units

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

At the beginning of fiscal 2009, there were 525,589 performance-based and time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All RSAs awarded to senior

F19

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During fiscal 2009, we awarded 356,665 restricted stock awards.  Of the shares granted, 24,000 shares vested immediately upon grant, 255,065 are performance-based RSAs and 77,600 are time-based RSAs.

During fiscal 2009, it was determined that based on the current economic environment, the performance shares granted in fiscal years 2007, 2008 and 2009 are not meeting the revenue growth and return on invested capital targets.  Due to the performance shares not meeting financial targets, all of the 220,750, performance-based stock awards granted in fiscal 2007, were cancelled.  In addition, we have recorded an adjustment to the pre-tax compensation expense to reflect the performance shares not meeting current and future anticipated revenue growth and return on invested capital targets.  We recognized pre-tax compensation expense reversal for RSAs in the fiscal year ended May 2, 2009 of $570, a pre-tax compensation expense of $3,348 for the fiscal year ended May 3, 2008 and $2,922 for the fiscal year ended April 28, 2007.  We record the expense in the selling and administrative section of our Consolidated Statement of Operations.

The following table summarizes the RSA activity:

	Fiscal Year
	2009	2008	2007
Unvested at beginning of fiscal year	582,298	525,589	471,957
Awarded	356,665	246,123	316,390
Vested	(105,522)	(188,982)	(245,765)
Cancelled	(220,750)	—	—
Forfeited	(34,404)	(432)	(16,993)
Unvested at end of period	578,287	582,298	525,589

The table below shows the Company’s unvested RSAs at May 2, 2009:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	May 2, 2009	May 2, 2009
2006	125,000	3-year cliff performanced-based	$12.42	$—	$—
2007	834	3-year equal annual installments	11.07	—	—
2007	—	3-year cliff performanced-based	—	—	—
2008	18,460	3-year equal annual installments	14.77	91,228	91,228
2008	149,730	3-year cliff performanced-based	15.14	—	933,944
2009	49,724	3-year equal annual installments	10.64	322,004	322,004
2009	234,539	3-year cliff performanced-based	11.35	—	2,031,495

At May 2, 2009, the aggregate unvested RSAs had a weighted average fair value of $12.61 and a weighted average vesting period of approximately 15 months.

In connection with the performance-based RSAs, we agreed to pay each recipient a cash bonus if the Company meets certain additional financial targets, which shall be measured as of the vesting date. The amount of the cash bonuses, if any, will be calculated by multiplying the number representing up to 50% of each recipient’s RSAs described in the paragraphs above by the closing price of our common stock as of the vesting date.  This

F20

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

additional cash bonus is recorded as compensation expense ratably over the vesting period, based upon the market value of our common stock as of the latest balance sheet date, if such targets are being met as of the latest balance sheet date.  As of May 2, 2009, we were not meeting certain of these additional financial targets, no compensation expense has been accrued as a liability.

6.  Employee 401(k) Savings Plan

We have an Employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the Employee 401(k) Savings Plan were $1,950, $2,075 and $1,806 in fiscal 2009, 2008 and 2007, respectively.

7.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	May 2,	May 3,
	2009	2008
Deferred tax liabilities:
Accelerated tax depreciation	$2,104	$2,101

Deferred tax assets:
Deferred compensation and stock award amortization	3,576	3,083
Inventory valuation differences	2,855	3,015
Property valuation differences	1,031	1,001
Accelerated book amortization	22,025	2,656
Environmental reserves	1,191	994
Bad debt reserves	639	562
Vacation accruals	966	1,383
Restructuring accruals	866	1,261
Foreign investment tax credit	26,518	28,986
Foreign net operating loss carryover	3,032	252
State net operating loss carryover	443	—
Other accruals	260	1,699
	63,402	44,892
Less valuation allowance	51,377	23,962
Total deferred tax assets	12,025	20,930
Net deferred tax assets	$9,921	$18,829

Balance sheet classification:
Current asset	$4,928	$8,730
Non-current asset	4,993	10,099
	$9,921	$18,829

F21

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

7.  Income Taxes - Continued

At May 2, 2009, we had valuation allowances against our deferred tax assets of $51,377.  In accordance with FASB No. 109, “Accounting for Income Taxes”, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

In forming a judgment about the future realization of our deferred tax assets, we considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our recent cumulative loss.  We will continue to assess this situation and make appropriate adjustments to the valuation allowance based on our evaluation of the positive and negative evidence existing at the time.  We are currently unable to forecast when there will be sufficient positive evidence for us to reverse the remainder of the valuation allowances that we have recorded.

The valuation allowance is associated with the deferred tax assets for the differences between book and tax that result from net operating losses (NOL), foreign investment tax credits with unlimited carryovers generated in the current and prior years and temporary differences which become deductible when the related asset is recovered or related liability is settled.

The foreign and state NOL carry forwards relate to the current years’ NOLs, which may be used to reduce tax liabilities in future years.  If not realized, the state tax benefits of $443 expire over a twelve to twenty year period.

Income taxes consisted of the following:

	Fiscal Year Ended
	May 2,	May 3,	April 28,
	2009	2008	2007
Current
Federal	$(6,956)	$10,580	$8,414
Foreign	867	1,502	(4)
State	(309)	589	2,422
	(6,398)	12,671	10,832
Deferred	8,078	(2,948)	(1,012)
	$1,680	$9,723	$9,820

F22

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

7.  Income Taxes - Continued

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings/(loss) is as follows:

	Fiscal Year Ended
	May 2,		May 3,		April 28,
	2009		2008		2007
Income tax at statutory rate	$(38,779)	35.0%	$17,317	35.0%	$12,566	35.0%
Effect of:
State income taxes, net of federal benefit	(2,559)	2.3	244	0.5	1,609	4.5
Foreign operations with lower statutory rates	(2,578)	2.3	(5,718)	(11.6)	(4,179)	(11.6)
Foreign losses with no tax benefit	13,498	(12.2)	12	0.0	1,802	5.0
Foreign investment tax credit (FTC)	(2,027)	1.8	(6,360)	(12.8)	(4,059)	(11.3)
Change in tax contingency reserve	37	—	1,910	3.9	(213)	(0.6)
Manufacturing deduction	—	—	(318)	(0.6)	(53)	(0.1)
Research and development credit	(255)	0.2	(470)	(1.0)	—	—
Foreign plant closing benefit	—	—	(1,846)	(3.7)	—	—
Goodwill	6,422	(5.8)	—	—	—	—
Other - net	(32)	—	213	0.4	(485)	(1.4)
Valuation allowance	27,953	(25.1)	4,739	9.6	2,832	7.9
Income tax provision	$1,680	-1.5%	$9,723	19.7%	$9,820	27.4%

We paid income taxes of $8,280 in 2009, $10,628 in 2008 and $13,963 in 2007.  No provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested in our foreign operations.  If the undistributed net income of $49,860 were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $19,944, before available foreign tax credits.  It is not practical to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.

We adopted FIN 48 on April 29, 2007.  As a result of the implementation of FIN 48, we recognized a $1,039 increase in the liability for unrecognized tax benefits which was accounted for as an increase of $1,014 to the April 29, 2007 balance of deferred tax assets and a decrease of $25 to the April 29, 2007 balance of retained earnings.

As of May 2, 2009, our FIN 48 gross unrecognized tax benefits totaled $6,126.  After considering the federal impact on the state issues, $5,905 of this total would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 3, 2008	$5,770
Increases for positions related to the current year	—
Increases for positions related to the prior years	570
Decreases for positions related to prior years	(135)
Lapsing of statutes of limitations	(79)
Balance at May 2, 2009	$6,126

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months from the end of the fiscal 2009.  Unless challenged by tax authorities, the closure of those

F23

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

7.  Income Taxes - Continued

statutes of limitation is expected to result in the recognition of uncertain tax positions in the range between $100 and $2,500.

We are generally no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years prior to fiscal year ended April 30, 2006.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $935 accrued for interest and no accrual for penalties at May 2, 2009.  We recorded interest expense related to unrecognized tax provision of $155 in fiscal 2009 and no expense for penalties.

8.  Earnings Per Share

A basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period.  Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Fiscal Year Ended
	May 2,	May 3,	April 28,
	2009	2008	2007
Numerator - net income/(loss)	$(112,483)	$39,754	$26,084

Denominator:
Denominator for basic earnings per share-weighted average shares (in thousands)	36,879	37,069	36,328
Dilutive potential common shares-employee and director stock options (in thousands)	—	424	315
Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions (in thousands)	36,879	37,493	36,643

Basic and diluted net income/(loss) per share:
Basic income/(loss) per share	$(3.05)	$1.07	$0.72
Diluted net income/(loss) per share	$(3.05)	$1.06	$0.71

Options to purchase 625,633, 35,296 and 370,506  shares of common stock were outstanding at May 2, 2009, May 3, 2008 and April 28, 2007, respectively, but were not included in the computation of diluted earnings/(loss) per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive.  As such, the numerator and the demoninator used in computing both basic and diluted net loss per share for the fiscal year ended May 2, 2009 are the same.

9.  Environmental Matters

We apply the guidance of SOP 96-1 Environmental Remediation Liabilities in accounting for known environmental obligations.  We are not aware of any potential unasserted environmental claims that may be brought

F24

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

9.  Environmental Matters - Continued

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

At May 2, 2009 and May 3, 2008, we had accruals, primarily based upon independent engineering studies, for environmental matters of $4,271 and $2,580, respectively, of which $600 was classified in other accrued expenses and the remainder was included in other liabilities.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2009, we spent $685 on remediation cleanups and related studies compared with $387 in fiscal 2008 and $591 in fiscal 2007.  The costs associated with environmental matters as they relate to day-to-day activities were not material.

10.  Pending Litigation

Certain litigation arising in the normal course of business is pending against us.  We, from time to time, are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters.  We consider insurance coverage and third party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of our management, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a significant effect on our consolidated financial statements.

11.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 18.8% and 9.7% of consolidated net sales in fiscal 2009; three customers accounted for 25.1%, 13.8% and 9.4% of consolidated net sales, respectively in fiscal 2008 and three customers accounted for 27.3%, 16.5% and 13.6% of consolidated net sales in fiscal 2007.  Sales of PODS sensor pads to one of these customers were 9.7%, 9.4% and 13.6% of consolidated net sales in fiscal 2009, 2008 and 2007, respectively.

At May 2, 2009 and May 3, 2008, accounts receivable from customers in the automotive industry were approximately $26,834 and $49,774, respectively, which included $14,386 and $22,888, respectively, at our Maltese subsidiary.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers generally have been within management’s expectation.

12.  Line of Credit

We have an agreement with our primary bank for a revolving credit facility to provide up to $75,000 ready financing for general corporate purposes, including acquisition opportunities that may become available.  This facility, which expires January 31, 2011, bears interest at (a) LIBOR plus 2.75% or (b) the bank’s prime rate (or, if

F25

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

12.  Line of Credit - Continued

higher, the Federal Funds Rate plus 0.5%) plus 1.50%.  The facility also includes a fee of 0.50% of the unused balance.  The facility requires that we maintain a minimum consolidated net worth equal to 85% of consolidated net worth ($197,010 at May 2, 2009) plus 50% of consolidated net income earned in each fiscal quarter, with no deduction for a net loss in any quarter, and maintain consolidated interest coverage, as defined, of not less than 3.50:1.00, and maintain on a monthly basis a consolidated debt to EBITDA ratio, as defined, of not more than 2.50:1.00.  We were in compliance at May 2, 2009.  We borrowed $10,000 under this facility to finance a portion of the Hetronic acquisition on September 30, 2009.  The amount was repaid in full the following month.

13.  Segment Information and Geographic Area Information

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources.  The CODM, as defined by SFAS No. 131, is the Company’s President and Chief Executive Officer (“CEO”).

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

F26

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

13.  Segment Information and Geographic Area Information - Continued

The table below presents information about our reportable segments:

	Fiscal Year Ended May 2, 2009
		Inter-	Power
	Automotive	Connect	Products	Other	Eliminations	Consolidated
Net sales	$243,650	$131,998	$43,097	$8,353	$1,454	$425,644
Transfers between segments	—	(952)	(399)	(103)	(1,454)	—
Net sales to unaffiliated customers	$243,650	$131,046	$42,698	$8,250	$—	$425,644

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$25,782	$1,681	$137	$(3,506)	$—	$24,094

Restructuring	(19,283)	(5,468)	(527)	—	—	(25,278)
Impairment of goodwill and intangible assets	(30,466)	(56,926)	(5,358)	(1,624)	—	(94,374)

Segment income (loss) including restructuring charge, impairment of goodwill and intangible assets	$(23,967)	$(60,713)	$(5,748)	$(5,130)	$—	$(95,558)

Corporate expenses, net						(15,245)

Loss before income taxes						$(110,803)

Depreciation and amortization	$17,408	$15,262	$2,153	$1,019	$—	$35,842
Corporate depreciation and amortization						1,194
						$37,036

Identifiable assets	$121,572	$115,085	$23,925	$6,613	$—	$267,195
General corporate assets						38,093
Total assets						$305,288

F27

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

13.  Segment Information and Geographic Area Information - Continued

	Fiscal Year Ended May 3, 2008
		Inter-	Power
	Automotive	Connect	Products	Other	Eliminations	Consolidated
Net sales	$362,165	$137,239	$46,839	$6,982	$2,152	$551,073
Transfers between segments	(69)	(979)	(1,023)	(81)	(2,152)	—
Net sales to unaffiliated customers	$362,096	$136,260	$45,816	$6,901	$—	$551,073
Segment income (loss) before restructuring charge	$59,783	$5,268	$8,546	$(1,798)		$71,799

Restructuring	(4,487)	(672)	—	—		(5,159)

Segment income (loss) including restructuring charge	$55,296	$4,596	$8,546	$(1,798)		$66,640
Corporate expenses, net						(17,163)

Income before income taxes and cumulative effect of accounting change						$49,477

Depreciation and amortization	$19,007	$6,257	$1,409	$602		$27,275
Corporate depreciation and amortization						884
						$28,159

Indentifiable assets	$185,905	$134,412	$37,063	$7,332		$364,712
General corporate assets						105,508
Total assets						$470,220

F28

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

13.  Segment Information and Geographic Area Information - Continued

The table below presents information about our reportable segments:

	Fiscal Year Ended April 28, 2007
		Inter-	Power
	Automotive	Connect	Products	Other	Eliminations	Consolidated
Net sales	$315,691	$83,221	$43,398	$7,715	$1,598	$448,427
Transfers between segments	—	(1,082)	(402)	(114)	(1,598)	—
Net sales to unaffiliated customers	$315,691	$82,139	$42,996	$7,601	$—	$448,427
Segment income (loss) before restructuring charge	$29,328	$9,264	$8,845	$(321)	$—	$47,116

Restructuring	(2,027)	—	—	—	—	(2,027)

Segment income (loss) including restructuring charge	$27,301	$9,264	$8,845	$(321)		$45,089
Corporate expenses, net						(9,314)

Income before income taxes and cumulative effect of accounting change						$35,775

Depreciation and amortization	$18,927	$3,122	$585	$475		$23,109
Corporate depreciation and amortization						514
						$23,623

Indentifiable assets	$197,107	$119,979	$22,979	$7,799		$347,864
General corporate assets						63,876
Total assets						$411,740

F29

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

13.  Segment Information and Geographic Area Information - Continued

The following table sets forth certain geographic financial information for fiscal years ended May 2, 2009, May 3, 2008 and April 28, 2007.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	May 2,	May 3,	April 28,
	2009	2008	2007
Net Sales:
North American	$259,539	$356,240	$305,232
Asia Pacific	53,378	51,915	30,141
Malta	100,594	127,880	75,425
Europe, excluding Malta	12,133	15,038	37,629
	$425,644	$551,073	$448,427

Income (loss) before income taxes and cumulative effect of accounting change:
North American	$(82,328)	$26,922	$22,873
Asia Pacific	(30,610)	4,598	1,346
Europe	753	15,633	8,128
Income and expenses not allocated	1,382	2,324	3,428
	$(110,803)	$49,477	$35,775

Property, Plant and Equipment:
United States	$30,200	$35,921	$48,097
Mexico	2,389	7,149	564
Asia Pacific	7,523	11,847	8,893
Malta	24,561	29,255	23,434
Europe, excluding Malta	5,244	6,108	5,869
	$69,917	$90,280	$86,857

F30

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

14.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2014.  Rental expense under non-cancelable operating leases amounted to $4,841, $4,032 and $3,123 in fiscal years 2009, 2008 and 2007, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2010	$3,685
2011	1,887
2012	1,155
2013	621
2014	371

15.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to the products produced for our customers under long-term supply agreements.  We had $3,182 and $8,211 as of fiscal year ended May 2, 2009 and May 3, 2008, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  These amounts are included in our work-in-process inventory in the consolidated balance sheets.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

16.  Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of May 4, 2008.  SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is our fiscal year 2010 that began May 3, 2009.  We are currently assessing the impact of adopting SFAS No. 157 for non-financial assets and liabilities on our consolidated financial statements.

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

The adoption of SFAS No. 157 had no effect on our consolidated financial position or results of operations.  Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using

F31

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

16.  Fair Value Measurements - Continued

other relevant information generated by market transactions involving identical or comparable instruments and included:

Below is a table that summarizes the fair value of assets and liabilities as of May 2, 2009:

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$54,030	$51,520	$2,510	$—
Assets related to deferred compensation plan	$2,443	$—	$2,443	$—
Total assets at fair value	$56,473	$51,520	$4,953	$—

Liabilities:
Deferred compensation plan	$2,252	$2,252	$—	$—
Total liabilities at fair value	$2,252	$2,252	$—	$—

(1) Includes cash, money-market investments and certificates of deposit.

17.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the two years ended May 2, 2009 and May 3, 2008:

	Fiscal Year 2009
	Quarter Ended
		Restated
	August 2	November 1	January 31	May 2
Net sales	$134,514	$121,304	$80,781	$89,045
Gross profit	29,084	23,489	10,269	6,306
Net income/(loss)	6,816	238	(26,985)	(92,552)
Net income/(loss) per basic common share	0.18	0.01	(0.74)	$(2.50)

	Fiscal Year 2008
	Quarter Ended
	July 28	October 27	February 2	May 3
Net sales	$125,009	$133,239	$138,465	$154,360
Gross profit	26,674	27,339	29,433	39,272
Net income	8,272	8,806	9,757	12,919
Net income per basic common share	0.22	0.24	0.26	0.35

Quarter ended November 1, 2009 Restatement:

We have restated our balance sheet as of November 1, 2008 and the related statement of income and cash flows.  We discovered an error related to unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with a recent acquisition of

F32

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except number of shares and per share data)

17.  Summary of Quarterly Results of Operations (Unaudited) - Continued

Hetronic, LLC, purchased on September 30, 2008.  The loan amount was $20,858.  Due to the U.S. Dollar increasing versus the Euro, from 0.69230 on September 30, 2008 to 0.78500 on November 1, 2008, an unrealized currency loss of $2,463 should have been recorded during the second quarter.

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

•                  Adjustment to the six months ended November 1, 2008 Condensed Consolidated Statement of Income decreases other income by $2,463 from $1,584 as previously reported to an expense of $879.  Net income for the six months ended November 1, 2008 decreased $2,463 from $9,517 as previously reported to $7,054.  Basic earnings per share decreased $0.06, from $0.26 as previously reported to $0.19.  Diluted earnings per share decreased $0.05, from $0.25 as previously reported to $0.19.

•                  Adjustment to the six months ended November 1, 2008 condensed consolidated statement of cash flows decreases net income by $2,463, from $9,517 as previously reported to $7,054.  In addition, a non-cash add-back of translation loss of $2,463 has been added in the operating activities section.

•                  The loan has been fully paid to corporate and all transactions have been properly recorded as of May 2, 2009.

Other Significant Items for Fiscal 2009

The first, second, third and fourth quarter of fiscal 2009 includes a pre-tax restructuring charge of $4,917, $6,284, $3,796 and $10,281, respectively.  In addition, the third and fourth quarter of fiscal 2009 include impairment charges for goodwill and intangible assets write-down of $32,678 and $61,696, respectively.

Significant Items for Fiscal 2008

The third and fourth quarter of fiscal 2008 include a pre-tax restructuring charges of $450 and $4,709, respectively, relating to a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy electronic connector products.

Quarter ended February 2, 2008 includes 14 weeks of activity due to the timing of our fiscal calendar.

Significant Items for Fiscal 2007

Third quarter fiscal 2007 results include a restructuring charge of $2,027 for the closing of our Scotland facility.

F33

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C			COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
YEAR ENDED MAY 2, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,309	$120	$625	(1)	$360	(2)	$1,444
Deferred tax valuation allowance	31,164	27,506	(7,293	)(1)			51,377

YEAR ENDED MAY 3, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,231	$195	$45	(1)	$162	(2)	$2,309
Deferred tax valuation allowance	25,762	3,892	1,510	(1)			31,164

YEAR ENDED APRIL 28, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,752	$372	$140	(1)	$2,032	(2)	$2,231
Deferred tax valuation allowance	25,187	298	277	(1)			25,762

(1) Impact of foreign currency translation and other reclassifications.

(2) Uncollectible accounts written off, net of recoveries.

F34

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

10.20*	Amended Cash Bonus Agreement effective as of April 6, 2007 between Methode Electronics, Inc. and Donald W. Duda (14)
10.21*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (14)

10.22*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (14)
10.23*	Methode Electronics, Inc. 2007 Stock Plan (15)
10.24*	Methode Electronics, Inc. 2007 Cash Incentive Plan (15)
10.25*	Form Performance Based RSA Award Agreement (15)
10.26*	Form Annual Cash Bonus Award Agreement (15)
10.27*	Form RSA Tandem Cash Award Agreement (15)
10.28*	Form Director RSA Award Agreement (15)
10.29*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (17)
10.30	Asset and Share Purchase Agreement for Hetronic (18)
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2005, and incorporated herein by reference.
(4)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.
(5)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.
(6)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2004, and incorporated herein by reference.
(7)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.
(8)	Previously filed with Registrant’s Form 8-K filed August 11, 2006, and incorporated herein by reference.
(9)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.
(10)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.
(11)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.
(12)	Previously filed with Registrant’s Form 10-Q for the three months ended January 27, 2007, and incorporated herein by reference.
(13)	Previously filed with Registrant’s Form 8-K filed March 12, 2007, and incorporated herein by reference.
(14)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.
(15)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.
(16)	Previously filed with Registrant’s Form 8-K filed November 2, 2007, and incorporated herein by reference.
(17)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.
(18)	Previously filed with Registrant’s Form 10-K filed July 2, 2009, and incorporated herein by reference.

*  Management Compensatory Plan