Form 10-Q
period 2009-08-01
METHODE ELECTRONICS INC
filed 2009-09-03
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 1, 2009

or

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

(708) 867-6777

(Registrant’s telephone number, including area code)

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

At September 1, 2009, registrant had 37,520,657 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

FORM 10-Q

August 1, 2009

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	August 1, 2009	May 2, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,052	$54,030
Accounts receivable, net	54,840	60,406
Inventories:
Finished products	9,260	11,865
Work in process	13,952	10,765
Materials	19,011	17,796
	42,223	40,426
Deferred income taxes	4,954	4,928
Refundable income taxes	14,864	14,764
Prepaid expenses and other current assets	7,402	6,692
TOTAL CURRENT ASSETS	181,335	181,246

PROPERTY, PLANT AND EQUIPMENT	297,771	289,084
Less allowances for depreciation	228,080	219,167
	69,691	69,917

GOODWILL	11,771	11,771
INTANGIBLE ASSETS, net	20,024	20,501
OTHER ASSETS	22,544	21,853
	54,339	54,125
TOTAL ASSETS	$305,365	$305,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$25,099	$24,495
Other current liabilities	26,054	29,023
TOTAL CURRENT LIABILITIES	51,153	53,518

OTHER LIABILITIES	13,960	13,561
DEFERRED COMPENSATION	2,338	3,308
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,315,225 and 38,290,776 shares issued as of August 1, 2009 and May 2, 2009, respectively	19,158	19,145
Unearned common stock issuances	(3,632)	(3,632)
Additional paid-in capital	68,794	68,506
Accumulated other comprehensive income	20,683	15,675
Treasury stock, 1,372,188 shares as of August 1, 2009 and May 2, 2009	(11,495)	(11,495)
Retained earnings	140,942	143,577
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	234,450	231,776
Noncontrolling interest	3,464	3,125
TOTAL SHAREHOLDERS’ EQUITY	237,914	234,901
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$305,365	$305,288

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	August 1,	August 2,
	2009	2008

INCOME
Net sales	$89,776	$134,514
Other	1,387	733
	91,163	135,247

COSTS AND EXPENSES
Cost of products sold	70,909	105,430
Restructuring	3,611	4,917
Selling and administrative expenses	15,874	16,398
	90,394	126,745
Income from operations	769	8,502

Interest income/(expense), net	(102)	534
Other expense, net	(394)	(269)

Income before income taxes	273	8,767
Income tax expense	286	1,897

Net income/(loss)	(13)	6,870
Less: Net Income attributable to noncontrolling interest	(6)	(54)

NET INCOME/(LOSS) ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$(19)	$6,816

Amounts per common share attributable to Methode Electronics, Inc.:

Basic net income/(loss)	$—	$0.18
Diluted net income/(loss)	$—	$0.18

Cash dividends:
Common stock	$0.07	$0.05

Weighted average number of Common Shares outstanding:
Basic	36,638	37,198
Diluted	36,638	37,644

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	August 1, 2009	August 2, 2008
OPERATING ACTIVITIES
Net income/(loss)	$(13)	$6,870
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for depreciation	5,038	5,942
Impairment of tangible assets	710	—
Amortization of intangibles	565	1,372
Amortization of stock awards and stock options	299	792
Changes in operating assets and liabilities	1,070	(3,722)
Other	19	88
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,688	11,342

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,266)	(3,340)
Acquisition of technology licenses	(87)	(156)
Other	—	63
NET CASH USED IN INVESTING ACTIVITIES	(3,353)	(3,433)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	103
Tax benefit from stock options and awards	—	46
Cash dividends	(2,616)	(1,895)
NET CASH USED IN FINANCING ACTIVITIES	(2,616)	(1,746)

Effect of foreign currency exchange rate changes on cash	1,303	609

INCREASE IN CASH AND CASH EQUIVALENTS	3,022	6,772

Cash and cash equivalents at beginning of period	54,030	104,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,052	$111,488

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

August 1, 2009

1.                                      BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  The condensed consolidated financial statements and related disclosures as of August 1, 2009 and results of operations for the three months ended August 1, 2009 and August 2, 2008 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 2, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended May 2, 2009 filed with the SEC on July 2, 2009.  Results may vary from quarter to quarter for reasons other than seasonality.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 168, The FASB “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“Statement No. 168”).  Statement No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  Statement No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  Statement No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with Statement No. 168.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities.  This standard is effective for interim and annual periods ending after November 15, 2009, which is our third quarter fiscal 2010, that ends on January 30, 2010.  The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”).  SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets.  It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure.  This standard is effective for interim and annual periods ending after November 15, 2009, which is our third quarter fiscal 2010, that ends on January 30, 2010.  The adoption of this standard will not have a material impact on our financial statements.

3.                                      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an Amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

3.                                      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Continued

statements.  We adopted SFAS No. 160 on May 3, 2009.  As a result, we have reclassified financial statement line items within our condensed consolidated balance sheet and statement of income/(loss) for the prior period to conform with this standard.  Additionally, see Note 5 for disclosure reflecting the impact of SFAS No. 160 on our reconciliation of comprehensive income.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method.  FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008.  We adopted FSP EITF 03-6-1 on May 3, 2009.  The adoption of this FSP did not have a material impact on our earnings per share calculations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is our fiscal year 2010 that began May 3, 2009.  The adoption of SFAS No. 157 for non-financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

On May 3, 2009, we adopted the provisions of Statement No. 141 (Revised 2007), “Business Combinations” (“Statement No. 141R”). Statement No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, Statement No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of Statement No. 141R did not have an impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.

In April 2009, the FASB issued three FSPs related to fair value measurements. The first, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance on determining whether a market is inactive and whether transactions in that market are distressed. The second FSP issued, FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements. The third FSP issued, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires that disclosures currently required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be presented for interim periods as well as annual periods. The Company adopted these FSPs during the first quarter of 2010. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth:  (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 was effective for the interim or annual financial periods ending after June 15, 2009.  We adopted SFAS No. 165 on August 1, 2009, and evaluated subsequent events through the time these financial statements were filed with the Securities and Exchange Commission.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

4.                                      RESTRUCTURING

March 2009 Restructuring

In March 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  The restructuring is expected to be completed during the second half of fiscal 2010.  We record the expense in the restructuring section of our consolidated statement of income. As of August 1, 2009, we have recorded a total of $9,204 of the restructuring charges.  We estimate that we will record additional pre-tax restructuring charges in fiscal 2010 of between $2,300 and $3,900.

During the fiscal quarter ended August 1, 2009, we recorded a restructuring charge of $1,941, which consisted of $1,671 for employee severance and $270 relating to other costs.  As of August 1, 2009, we had an accrued restructuring liability of $186 reflected in the current liabilities section of our consolidated balance sheet.  We expect this liability to be paid out during fiscal 2010.

The table below reflects the March 2009 restructuring activity for the fiscal quarter ended August 1, 2009.

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
Accrued balance at May 2, 2009	$140	$—	$—	$140
First quarter fiscal 2010 restructuring charges	1,671	—	270	1,941
First quarter 2010 payments and asset write-downs	(1,625)	—	(270)	(1,895)
Accrued balance at August 1, 2009	$186	$—	$—	$186

January 2008 Restructuring

In January 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  The Automotive and Interconnect restructuring is expected to be completed during the current fiscal year.  We record the expense in the restructuring section of our condensed consolidated statement of income.  As of August 1, 2009, we have recorded a total of $24,844 of the restructuring charges.  We estimate that we will record additional pre-tax restructuring charges in fiscal 2010 of between $500 and $1,000.  During the first quarter of fiscal 2010, we recorded impairment charges on our fixed assets of $710 for the Automotive segment.  Based on the rules of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), we concluded that the future estimated cash flows did not support the current net book values of the assets (before the impairment adjustment) due to lower forecasted sales in the Automotive segment.  We continue to perform periodic impairment testing, and if indicators exist, we will record any charges incurred as per SFAS No. 144, in the period when impairment is incurred.

During the three months ended August 1, 2009, we recorded a restructuring charge of $1,670, which consisted of $180 for employee severance, $1,450 in impairments and accelerated depreciation and $40 relating to other costs.  As of August 1, 2009, we had an accrued restructuring liability of $1,661 reflected in the current liabilities section of our consolidated balance sheet.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

4.                                      RESTRUCTURING - Continued

The table below reflects the January 2008 restructuring activity for the fiscal quarter ended August 1, 2009

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
Accrued balance at May 2, 2009	$1,849	$—	$—	$1,849
First quarter fiscal 2010 restructuring charges	180	1,450	40	1,670
First quarter 2010 payments and asset write-downs	(368)	(1,450)	(40)	(1,858)
Accrued balance at August 1, 2009	$1,661	$—	$—	$1,661

5.                                      COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months ended August 1, 2009 and August 2, 2008 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss) (unaudited):

	Three Months Ended August 1, 2009
		Methode	Noncontrolling
	Total	Shareholders	Interest

Net income/(loss)	$(13)	$(19)	$6
Translation adjustment	5,008	4,675	333
Total comprehensive income	$4,995	$4,656	$339

	Three Months Ended August 2, 2008
		Methode	Noncontrolling
	Total	Shareholders	Interest

Net income	$6,870	$6,816	$54
Translation adjustment	1,735	1,509	226
Total comprehensive income	$8,605	$8,325	$280

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

6.                                      GOODWILL AND INTANGIBLE ASSETS - Continued

The following tables present details of the Company’s intangible assets:

	As of August 1, 2009
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,801	$2,194	14.4
Patents and technology licenses	23,332	5,631	17,701	13.3
Covenants not to compete	480	351	129	2.6
Total	$38,807	$18,783	$20,024

	As of May 2, 2009
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,718	$2,277	14.7
Patents and technology licenses	23,244	5,169	18,075	13.4
Covenants not to compete	480	331	149	2.8
Total	$38,719	$18,218	$20,501

The estimated aggregate amortization expense for fiscal 2010 and each of the four succeeding fiscal years is as follows:

2010	$2,242
2011	2,191
2012	1,679
2013	1,302
2014	1,190

As of August 1, 2009, the patents and technology licenses include $2,400 of tradenames that are not subject to amortization.

7.                                      ACQUISITIONS

On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53,639 in cash.  We also incurred $2,447 in transaction costs.  Hetronic is a global leader in industrial safety radio remote controls with locations in the U.S., Malta, the Philippines and Germany.  Hetronic is represented in 45 countries by direct sales associates, licensed partners, distributors and representatives.  Hetronic provides application specific and standard controls to many different industries, such as material handling, transportation, mining, military, agriculture and construction.

Based on a third-party valuation report, the tangible net assets acquired had a fair value of $20,533.  The fair values assigned to intangible assets acquired were $12,170 for customer relationships, $2,700 for the tradename and trademarks, $1,450 for technology valuation, and $170 for non-competes, resulting in $19,063 of goodwill.  The customer relationships, technology valuation and non-compete agreements will be amortized over 5 to approximately 12 years.  The trade name and trademarks are not subject to amortization but will be subject to periodic impairment testing.  The accounts and transactions of Hetronic have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

8.             INCOME TAXES

At August 1, 2009, we had valuation allowances against our deferred tax assets of $52,298.  In accordance with FASB No. 109, “Accounting for Income Taxes”, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

In forming a judgment about the future realization of our deferred tax assets, we considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our recent cumulative loss.  We will continue to assess this situation and make appropriate adjustments to the valuation allowance based on our evaluation of the positive and negative evidence existing at the time.  We are currently unable to forecast when there will be sufficient positive evidence for us to reverse the valuation allowances that we have recorded.

The valuation allowance is associated with the deferred tax assets for the differences between book and tax that result from net operating losses (NOL), foreign investment tax credits with unlimited carryovers generated in the current and prior years and temporary differences which become deductible when the related asset is recovered or related liability is settled.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three months ended August 1, 2009, we recognized $43 in interest and zero in penalties.  We had approximately $978 accrued at August 1, 2009 for the payment of interest.  The total unrecognized tax benefit as of August 1, 2009 was $6,126.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the range between $500 and $2,500.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before fiscal 2006.

9.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the three-month period presented:

	Three Months Ended
	August 1,	August 2,
	2009	2008

Balance at the beginning of the period	38,290,776	38,225,379
Options exercised	—	18,189
Restricted stock awards vested	24,449	38,397
Balance at the end of the period	38,315,225	38,281,965

We paid a quarterly dividend of $2,616 on July 31, 2009.  We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.  Our Board of

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

Directors approved a stock repurchase plan on September 18, 2008 to repurchase up to 3,000,000 shares.  The plan expires at the end of fiscal 2010.  There were no shares purchased during the first quarter of fiscal 2010.

Stock Options Granted Under the 2000 and 2004 Stock Plans

There are 595,505 stock options that were granted in previous years under the 2000 and 2004 stock plans that are outstanding and exercisable as of August 1, 2009.    There were 30,128 options that expired during the first quarter of fiscal 2010.  There was no remaining compensation expense relating to these options in the first quarter of fiscal 2010.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 stock plans for the three months ended August 1, 2009:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 2, 2009	625,633	$10.26
Exercised	—	—
Forfeited	(30,128)	8.08
Outstanding at August 1, 2009	595,505	$10.48

Options Outstanding and
Exercisable at August 1, 2009
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.12 - $7.69	154,125	$6.68	1.8
$8.08 - $11.64	306,620	10.85	1.8
$12.11 - $17.66	134,760	13.98	0.8
	595,505	$10.48

The options outstanding had an intrinsic value of $140 at August 1, 2009.

Stock Options Granted Under the 2007 Stock Plan

In March 2009, the Compensation Committee approved 285,000 stock option grants to our executive officers under the 2007 Stock Plan.  The March 2009 stock options vest on the third anniversary from the date of grant.  In July 2009, the Compensation Committee approved 275,000 stock option grants to our executive officers and other management under the same plan.  The July 2009 stock options vest on one-third per year on each anniversary from the date of grant.  Both the March 2009 and July 2009 stock option grants have a ten-year term.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 stock plan for the three months ended August 1, 2009:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 2, 2009	285,000	$2.72
Granted	275,000	6.46
Exercised	—	—
Cancelled	—	—
Outstanding at August 1, 2009	560,000	$4.56

Options Outstanding
at August 1, 2009
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	9.6
$6.46	275,000	9.9

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2009	Fiscal 2010
	Grants	Grants

Average expected volatility	69.58%	87.31%
Average risk-free interest rate	1.39%	1.46%
Dividend yield	2.26%	2.66%
Expected life of options	6.87 years	6.87 years
Weighted-average grant-date fair value	$1.46	$3.97

Restricted Stock Awards and Restricted Stock Units

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs are subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the RSUs are not payable until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  At the end of fiscal 2009, 100,000 RSUs were cancelled due to the company not meeting specific revenue and performance goals.   All further discussion of RSAs in this report includes the RSUs described above.

At May 3, 2009, the beginning of fiscal 2010, there were 578,287 performance-based and time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets.  As of August 1, 2009, it was determined that based on the current economic environment, the performance-based shares granted in fiscal years 2008 and 2009 are not expected to meet the revenue growth and return on invested capital targets.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During the three

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

months ended August 1, 2009, we awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

We recognized pre-tax compensation expense for RSAs of $237 and $792 in the three months ended August 1, 2009 and August 2, 2008, respectively.  We record the expense in the selling and administrative section of our condensed consolidated statement of income.

The following table summarizes the RSA activity for the three months ended August 1, 2009:

Shares
Unvested at May 2, 2009	578,287
Awarded	24,000
Vested	(24,667)
Forfeited	—
Unvested at August 1, 2009	577,620

The table below shows the Company’s unvested RSAs at August 1, 2009:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	August 1, 2009	August 1, 2009
2006	125,000	3-year cliff performanced-based	$12.42	$—	$—
2007	834	3-year equal annual installments	11.07	—	—
2008	17,793	3-year equal annual installments	14.89	68	68
2008	149,730	3-year cliff performanced-based	15.14	—	700
2009	49,724	3-year equal annual installments	10.64	264	264
2009	234,539	3-year cliff performanced-based	11.35	—	1,781

At August 1, 2009, the aggregate unvested RSAs had a grant date weighted average fair value of $12.61 and a weighted average vesting period of approximately 13 months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

10.          EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share (EPS) is calculated by dividing net earnings/(loss) by the weighted average number of common shares outstanding for the applicable period.  Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three Months Ended
	August 1, 2009	August 2, 2008

Numerator - net income/(loss) attributable to Methode Electronics, Inc.	$(19)	$6,816

Denominator:
Denominator for basic earnings/(loss) per share-weighted-average shares	36,638	37,198
Dilutive potential common shares-employee stock options	—	446
Denominator for diluted earnings/(loss) per share adjusted weighted- average shares and assumed conversions	36,638	37,644

Basic and diluted net income/(loss) per share:
Basic	$—	$0.18
Diluted	$—	$0.18

Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive.  As such, the numerator and demoninator used in computing both basic and diluted net loss per share for the three months ended August 1, 2009 are the same.  Options to purchase 286,624 shares of common stock were outstanding at August 2, 2008 but were not included in the computation of diluted earnings/(loss) per share because the exercise price was greater than the average market price of the common shares;  therefore, the effect would have been anti-dilutive.

11.          SEGMENT INFORMATION

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

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources.  The CODM, as defined by SFAS No. 131, is the Company’s President and Chief Executive Officer.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

11.          SEGMENT INFORMATION - Continued

The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets.  Solutions include solid-state field effect interface panels, optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

11.          SEGMENT INFORMATION - Continued

	Three Months Ended August 1, 2009
		Inter-	Power
	Automotive	Connect	Products	Other	Eliminations	Consolidated
Net sales	$51,199	$24,741	$11,414	$2,707	$285	$89,776
Transfers between segments	—	(51)	(224)	(10)	(285)	—
Net sales to unaffiliated customers	$51,199	$24,690	$11,190	$2,697	$—	$89,776

Segment income (loss) before restructuring charge	$5,509	$1,031	$852	$(580)	$—	$6,812

Restructuring	(2,618)	(771)	(222)	—	—	(3,611)

Segment income (loss) including restructuring charge	$2,891	$260	$630	$(580)	$—	$3,201

Corporate expenses, net						(2,928)

Income before income taxes						$273

	Three Months Ended August 2, 2008
		Inter-	Power
	Automotive	Connect	Products	Other	Eliminations	Consolidated
Net sales	$84,733	$35,718	$12,135	$2,223	$295	$134,514
Transfers between segments	—	(132)	(134)	(29)	(295)	—
Net sales to unaffiliated customers	$84,733	$35,586	$12,001	$2,194	$—	$134,514

Segment income (loss) before restructuring charge	$13,650	$2,123	$802	$(582)	$—	$15,993

Restructuring	(3,215)	(1,702)	—	—	—	(4,917)

Segment income (loss) including restructuring charge	$10,435	$421	$802	$(582)	$—	$11,076

Corporate expenses, net						(2,309)

Income before income taxes						$8,767

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

12.          CONTINGENCIES

Certain litigation arising in the normal course of business is pending against us.  We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters.  We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information available, that we have adequate reserves for these liabilities and that, other than the pending litigation with Delphi Automotive Systems referenced in Part II Item 1.  Legal Proceedings in this Form 10-Q, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

13.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $6,974 and $3,182 as of fiscal periods ended August 1, 2009 and May 2, 2009, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  These amounts are included in our work-in-process inventory in the condensed consolidated balance sheets.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

14.          FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

14.          FAIR VALUE MEASUREMENTS - Continued

Below is a table that summarizes the fair value of assets and liabilities as of August 1, 2009:

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$57,052	$55,200	$1,852	$—
Assets related to deferred compensation plan	$2,574	$—	$2,574	$—
Total assets at fair value	$59,626	$55,200	$4,426	$—

Liabilities:
Liabilities related to deferred compensation plan	$2,628	$2,628	$—	$—
Total liabilities at fair value	$2,628	$2,628	$—	$—

(1) Includes cash, money-market investments and certificates of deposit.

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

•                  We depend on a small number of large customers, including two large automotive customers.  If we were to lose any of these customers or any of these customers decreased the number of orders it placed, our future results could be adversely affected.

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

•                  Because we currently derive approximately 57% of our revenues from the automotive segment, oil prices could adversely affect future results.

•                  We have and may continue to incur additional significant restructuring charges that will adversely affect our results of operations.

•                  If sales and earnings worsen, we could incur additional goodwill and other asset impairments.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our latest Form 10-K for the fiscal year ended May 2, 2009, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Czech Republic, Germany, India, Malta, Mexico, the Philippines, Singapore, the United Kingdom and the United States.  We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business” of our Form 10-K for the fiscal year ended May 2, 2009.

Our components are found in the primary end markets of the aerospace, appliance, automotive, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.  Recent trends in the industries that we serve include:

•                  Automotive industry sales volume in the United States and European markets declined suddenly and substantially in fiscal 2009 and continues at historically low levels into the first and second quarter of fiscal 2010.

•                  The deteriorating condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws.

•                  Decline in demand for new houses and the over-supply of new and existing houses.

•                  Demand for construction and material handling equipment is cyclical and has been impacted by the weakness of the economy, availability of credit and higher interest rates.

Our business has been and will likely continue to be materially adversely affected by the current economic environment, particularly as it impacts the automotive industry.  The recent disruptions in global financial and credit markets have significantly impacted global economic activity and led to an economic recession.  As a result of these disruptions, our customers and markets have been adversely affected.  We have recently experienced and continue to experience a drop in sales in all of our reporting segments.  If we continue to experience reduced demand because of these disruptions in the macroeconomic environment or other factors, our business, results of operations and financial condition could be materially adversely affected.  If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

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

In March 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  After these actions, our principal manufacturing operations will be in China, Malta and Mexico.  In addition, we decided to transfer certain new future GM business to other suppliers.  This business was scheduled to be produced in our Shanghai, China automotive facility.  All Ford Motor Company production at Methode’s Reynosa, Mexico, facility has substantially moved to another supplier.  TouchSensor manufacturing, currently in west suburban Chicago, Illinois is in the process of moving to Monterrey, Mexico, and expects to complete the move by the end of the third quarter of fiscal 2010.  Additionally, during the first quarter of fiscal 2010, our operations in Shanghai, China were consolidated from three facilities to two.  We expect to complete the restructuring actions during the second half of fiscal 2010.

In March 2009, the total pre-tax charges were estimated between $16.0 million and $25.0 million.  As of August 1, 2009, we have recorded a total of $9.2 million of the charges.  We estimate that we will record additional pre-tax restructuring charges in fiscal 2010 between $2.3 million and $3.9 million, of which $0.5 million will relate to the termination of approximately 75 employees and the cost of one-time employee benefits, retention, COBRA and outplacement services.

Business Outlook

We remain very cautious about fiscal 2010, expecting that it will be another challenging year. The financial sector crisis and stagnant global economic conditions have increased uncertainty in the markets in every geographic region we serve. We expect the unprecedented current global economic environment to continue to affect near-term results and to create difficult conditions. Looking forward, visibility is low and forecasting is very challenging.  Sales of Automotive segment products are expected to decline, as our forecasted sales from North American and European automotive OEMs are lower. Additionally, we took actions in fiscal 2008 and 2009 to exit certain unprofitable or marginally profitable North American automotive business. Sales of sensor pads for passive occupant-detection systems to Delphi Automotive Systems (“Delphi”) is expected to decline due to a variety of factors, including lower North American automotive volumes, and the replacement of current systems with new technology.  In addition, Delphi recently notified us that it is terminating our supply arrangement effective September 10, 2009.  We are contesting Delphi’s right to prematurely terminate this long-term supply arrangement and the parties are engaged in litigation regarding this supply arrangement and our related intellectual property.  If we are not successful in this pending litigation, we believe demand for these sensor pads and our overall financial condition and results of operations will be materially adversely affected.  We expect sales declines in the Interconnect and Power Products segments, as well as, declines in demand for information processing and networking equipment, construction, voice and data communications systems, consumer electronics, appliance, aerospace vehicles and industrial equipment to be stagnant.  In our Interconnect segment, sales from our Hetronic acquisition will be offset by sales lost due to our decision to exit certain unprofitable component products in fiscal 2009.  While we have taken steps to restructure our businesses, ongoing operating margin improvement will not be realized until economic conditions begin to improve in the markets we serve.

Results of Operations for the Three Months Ended August 1, 2009 as Compared to the Three Months Ended August 2, 2008.

Consolidated Results

Below is a table summarizing results for the three months ended:

(in millions)

	August 1,	August 2,
	2009	2008	Net Change	Net Change
Net sales	$89.8	$134.5	$(44.7)	-33.2%
Other income	1.4	0.7	0.7	100.0%
	91.2	135.2	(44.0)	-32.5%

Cost of products sold	70.9	105.4	(34.5)	-32.7%

Gross margins (including other income)	20.3	29.8	(9.5)	-31.9%

Restructuring	3.6	4.9	(1.3)	-26.5%
Selling and administrative expenses	15.9	16.4	(0.5)	-3.0%
Interest income/(expense), net	(0.1)	0.5	(0.6)	-120.0%
Other expense, net	(0.4)	(0.2)	(0.2)	100.0%
Income taxes - expense	0.3	1.9	(1.6)	-84.2%
Net income attributable to noncontrolling interest	—	0.1	(0.1)	-100.0%

Net income attributable to Methode Electronics, Inc.	$—	$6.8	$(6.8)	-100.0%

	August 1,	August 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.6%	0.5%
Cost of products sold	79.0%	78.4%
Gross margins (including other income)	22.6%	22.2%
Restructuring	4.0%	3.6%
Selling and administrative expenses	17.7%	12.2%
Interest income/(expense), net	-0.1%	0.4%
Other expense, net	-0.4%	-0.1%
Income taxes - expense	0.3%	1.4%
Net income attributable to noncontrolling interest	0.0%	0.1%
Net income attributable to Methode Electronics, Inc.	0.0%	5.1%

Net Sales.  Consolidated net sales decreased $44.7 million, or 33.2%, to $89.8 million for the three months ended August 1, 2009 from $134.5 million for three months ended August 2, 2008.  The Automotive segment net sales declined $33.5 million or 39.6% to $51.2 million for first quarter of fiscal 2010 from $84.7 million for the first quarter of fiscal 2009.  The decline is attributable to the continued softening of the global economic environment, especially the direct effect on the North American automotive industry.  The Interconnect segment net sales decreased $10.9 million, or 30.6% to $24.7 million for the first quarter of fiscal 2010 as compared to $35.6 million for the first quarter of fiscal 2009.  The Power Products segment net sales decreased $0.8 million, or 6.7% to $11.2 million for the first quarter of fiscal 2010 as compared to $12.0 million for the first quarter of fiscal 2009.  The Other segment net sales increased $0.5 million to $2.7 million for the first quarter of fiscal 2010, as compared to $2.2 million in the first quarter of fiscal 2009.  Translation of foreign operations net sales in the three months ended August 1, 2009 decreased reported net sales by $1.9 million or 2.0% due to currency rate fluctuations.

Other Income.  Other income increased $0.7 million, or 100.0%, to $1.4 million for the three months ended August 1, 2009 from $0.7 million for three months ended August 2, 2008.  The increase relates to engineering design fees in our European automotive market.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Consolidated cost of products sold decreased $34.5 million, or 32.7%, to $70.9 million for the three months ended August 1, 2009 compared to $105.4 million for the three months ended August 2, 2008.  The decrease is due to the lower net sales volumes.  Consolidated cost of products sold as a percentage of sales was 79.0% in the first quarter of fiscal 2010, compared to 78.4% in the first quarter of fiscal 2009.  The increase relates to lower sales volumes and segment sales mix in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

Gross Margins (including other income).  Consolidated gross margins (including other income) decreased $9.5 million, or 31.9%, to $20.3 million for the three months ended August 1, 2009 as compared to $29.8 million for the three months ended August 2, 2008.  Gross margins (including other income) as a percentage of net sales was 22.6% for the three months ended August 1, 2009 as compared to 22.2% for the three months ended August 2, 2008.  The increase relates to higher other income in the first quarter of fiscal 2010, partially offset by higher cost due to lower sales volumes and segment sales mix.

Restructuring.  In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  During the fiscal quarter ended August 1, 2009, we recorded a restructuring charge of $1.9 million related to this restructuring initiative, which consisted of $1.7 million for employee severance and $0.2 million relating to other costs.

In January 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.  During the fiscal quarter ended August 1, 2009, we recorded a restructuring charge of $1.7 million related to this restructuring, which consisted of $0.2 million for employee severance, $1.4 million for the impairment and accelerated depreciation and $0.1 million relating to other costs.  During the fiscal quarter ended August 2, 2008, we recorded a restructuring charge of $4.9 million, which consisted of $2.8 million for employee severance, $1.6 million for accelerated depreciation , $0.1 million for inventory write-down and $0.4 million relating to other costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 3.0%, to $15.9 million for the three months ended August 1, 2009 compared to $16.4 million for the three months ended August 2, 2008.  The decrease is due to lower intangible asset amortization expense and lower stock award amortization expense during the first quarter of fiscal 2010, partially offset by selling and administrative expenses from Hetronic, LLC, acquired in September 2008.  Selling and administrative expenses as a percentage of net sales increased to 17.7% in the three months ended August 1, 2009 from 12.2% for the three months ended August 2, 2008.

Interest Income/(Expense), Net.  Net interest income/(expense) decreased $0.6 million, or 120.0%, in the three months ended August 1, 2009 to an expense of $0.1 million as compared to income of $0.5 million in the three months ended August 2, 2008.  The average cash balance was $61.1 million during the three months ended August 1, 2009 as compared to $116.0 million during the three months ended August 2, 2008.  The decrease in cash relates primarily to the Hetronic acquisition in the second quarter of fiscal 2009.  The average interest rate earned in the three months ended August 1, 2009 was 0.39% compared to 1.98% in the three months ended August 2, 2008.  Interest expense was $0.2 million and $0.1 million for the three months ended August 1, 2009 and August 1, 2008, respectively.  The interest expense in the first quarter fiscal 2010 included $0.1 million of fees related to the amendment of our bank agreement during the quarter.

Other Expense, Net.  Other expense, net was $0.4 million for the three months ended August 1, 2009 as compared to $0.2 million for the three months ended August 2, 2008.  The increase is primarily due to the weakening of the U.S. dollar versus the Euro and Czech koruna during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

At August 1, 2009, approximately $2.4 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds.  We have historically invested a portion of our on hand cash balances in this fund.  These investments are subject to credit, liquidity, market and interest rate risk.  Based on the information available to us, we have estimated the fair value of the fund at $0.763 per unit as of August 1, 2009.  During the quarter ended August 1, 2009, we recorded a gain of $0.3 million, of which $0.1 million was from a realized loss on partial redemptions of $1.1 million, offset by an unrealized gain of $0.4 million.

Income Taxes - Expense.  The effective income tax rate was 109.6% in the first quarter of fiscal 2010 compared with 21.6% in the first quarter of fiscal 2009.  Normally, a tax benefit is recorded relating to the net loss before income taxes, but due to the uncertainty of the future utilization of the tax benefit by our U.S.-based businesses, a valuation allowance was recorded offsetting the tax benefit in accordance with FASB No. 109 “Accounting for Income Taxes” in the U.S.  See note 8 for additional information.  The effective tax rates for both the first quarter of fiscal 2010 and 2009 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.

Net Income/(Loss).  Net income/(loss) decreased $6.8 million to break-even for the three months ended August 1, 2009 as compared to $6.8 million for the three months ended August 2, 2008 due to lower sales volumes, partially offset by lower restructuring and selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	August 1,	August 2,
	2009	2008	Net Change	Net Change
Net sales	$51.2	$84.7	$(33.5)	-39.6%
Other income	1.2	0.6	0.6	100.0%
	52.4	85.3	(32.9)	-38.6%

Cost of products sold	40.9	67.6	(26.7)	-39.5%

Gross margins (including other income)	11.5	17.7	(6.2)	-35.0%

Restructuring	2.6	3.2	(0.6)	-18.8%
Selling and administrative expenses	5.5	4.2	1.3	31.0%
Interest income, net	—	0.2	(0.2)	-100.0%
Other expense, net	(0.6)	—	(0.6)	0.0%

Income before income taxes	$2.8	$10.5	$(7.7)	-73.3%

	August 1,	August 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	2.3%	0.7%
Cost of products sold	79.9%	79.8%
Gross margins (including other income)	22.5%	20.9%
Restructuring	5.1%	3.8%
Selling and administrative expenses	10.7%	5.0%
Interest income, net	0.0%	0.2%
Other expense, net	-1.2%	0.0%
Income before income taxes	5.5%	12.4%

Net Sales.  Automotive segment net sales decreased $33.5 million, or 39.6%, to $51.2 million for the three months ended August 1, 2009 from $84.7 million for the three months ended August 2, 2008.  The decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry.  Net sales have declined in the first quarter of fiscal 2010 as compared to fiscal 2009 by 47.8% in North America, 30.9% in Europe and 2.3% in Asia.  A large portion of the drop in sales is due to the North American automotive manufacturers extending plant shut-downs that occurred during the first quarter of fiscal 2010.  The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $0.5 million in the first quarter of fiscal 2010, compared to $10.0 million in the first quarter of fiscal 2009.  Translation of foreign operations net sales in the three months ended August 1, 2009 decreased reported net sales by $1.7 million, or 3.2%, due to currency rate fluctuations.

Other Income.  Other income increased $0.6 million, or 100.0%, to $1.2 million for the three months ended August 1, 2009 from $0.6 million for three months ended August 2, 2008.  The increase relates to engineering design fees in our European automotive market.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Automotive segment cost of products sold decreased $26.7 million to $40.9 million for the three months ended August 1, 2009 from $67.6 million for the three months ended August 2, 2008.  The decrease primarily relates to lower sales volumes.  Automotive segment costs of products sold as a percentage of sales increased to 79.9% for the three months ended August 1, 2009 from 79.8% for the three months ended August

2, 2008.  The cost of products sold as a percent of sales remained virtually unchanged due to restructuring efforts in previous periods to help offset the current lower sales volumes.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $6.2 million, or 35.0%, to $11.5 million for the three months ended August 1, 2009 as compared to $17.7 million for the three months ended August 2, 2008.  Gross margins (including other income) as a percentage of net sales increased to 22.5% for the three months ended August 1, 2009 from 20.9% for the three months ended August 2, 2008.  The increase in gross margins (including other income) as a percentage of sales is due to higher other income as well as restructuring efforts in previous periods to help offset lower sales volumes.

Restructuring.   In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions to reduce costs.  During the fiscal quarter ended August 1, 2009, the Automotive segment recorded a restructuring charge of $1.0 million for this restructuring initiative for employee severance.  We expect the restructuring to be completed during the second half of fiscal 2010.

In January 2008, we announced a restructuring of our U.S.-based automotive operations.  During the fiscal quarter ended August 1, 2009, the Automotive segment recorded a restructuring charge of $1.6 million for this restructuring initiative, which consisted of $0.2 million for employee severance, $1.4 million for the impairment and accelerated depreciation.  During the fiscal quarter ended August 2, 2008, the Automotive segment recorded a restructuring charge of $3.2 million for this restructuring initiative, which consisted of $2.2 million for employee severance, $0.7 million for accelerated depreciation and  $0.3 million for other costs.  We expect the restructuring to be completed during the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.3 million, or 31.0%, to $5.5 million for the three months ended August 1, 2009 compared to $4.2 million for the three months ended August 2, 2008.  The increase is due to higher professional and selling expenses during the first quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales was 10.7% for the three months ended August 1, 2009 and 5.0% for the three months ended August 2, 2008.

Interest Income, Net.  Net interest income was zero in the three months ended August 1, 2009 compared to $0.2 million in the three months ended August 2, 2008.

Other Expense, Net.  Other expense, net was $0.6 million for the three months ended August 1, 2009 as compared to zero other expense, net for the three months ended August 2, 2008.  The increase is primarily due to the weakening of the U.S. dollar versus the Euro during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes decreased $7.7 million, or 73.3%, to $2.8 million for the three months ended August 1, 2009 compared to $10.5 million for the three months ended August 2, 2008 due to significantly lower sales volumes, increased professional and selling expenses, and increased currency translation expenses, partially offset by lower restructuring expenses.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	August 1,	August 2,
	2009	2008	Net Change	Net Change
Net sales	$24.7	$35.6	$(10.9)	-30.6%
Other income	—	0.1	(0.1)	-100.0%
	24.7	35.7	(11.0)	-30.8%

Cost of products sold	18.5	26.6	(8.1)	-30.5%

Gross margins (including other income)	6.2	9.1	(2.9)	-31.9%

Restructuring	0.8	1.7	(0.9)	-52.9%
Selling and administrative expenses	5.1	6.9	(1.8)	-26.1%
Interest income	—	0.1	(0.1)	-100.0%
Other expense, net	(0.1)	(0.1)	—	0.0%

Income before income taxes	$0.2	$0.5	$(0.3)	-60.0%

	August 1,	August 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.0%	0.3%
Cost of products sold	74.9%	74.7%
Gross margins (including other income)	25.1%	25.6%
Restructuring	3.2%	4.8%
Selling and administrative expenses	20.6%	19.4%
Interest income	0.0%	0.3%
Other expense, net	-0.4%	-0.3%
Income before income taxes	0.8%	1.4%

Net Sales.  Interconnect segment net sales decreased $10.9 million, or 30.6%, to $24.7 million for the three months ended August 1, 2009 from $35.6 million for the three months ended August 2, 2008.  Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008.  Excluding Hetronic, North American net sales declined 42.8%, Europe declined 40.9% and Asia declined 54.4% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  The net sales decline was primarily due to the softening of the global economy and restructuring of our Connector and Duel businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.  Translation of foreign operations net sales in the three months ended August 1, 2009 decreased reported net sales by $0.3 million, or 1.2%, due to currency rate fluctuations.

Other Income.  Other income was zero for the three months ended August 1, 2009, compared to $0.1 million for the three months ended August 2, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $8.1 million to $18.5 million for the three months ended August 1, 2009 compared to $26.6 million for the three months ended August 2, 2008.  Interconnect segment cost of products sold as a percentage of net sales increased slightly to 74.9% for the three months ended August 1, 2009 compared to 74.7% for the three months ended August 2, 2008.  The slight increase in cost of products sold as a percentage of net sales primarily relates to manufacturing inefficiencies due to lower sales volumes in the first quarter of fiscal 2010, partially offset by lower cost of products sold as a percentage of sales from Hetronic.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) decreased $2.9 million, or 31.9%, to $6.2 million for the three months ended August 1, 2009 as compared to $9.1 million for the three months ended August 2, 2008.  Gross margins (including other income) as a percentage of net sales decreased to 25.1% for the three months ended August 1, 2009 from 25.6% for the three months ended August 2, 2008.  The decrease in gross margins (including other income) as a percentage of net sales primarily relates to manufacturing inefficiencies due to lower sales volumes in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, partially offset by gross margins (including other income) from Hetronic.

Restructuring.  In March 2009, we announced additional restructuring actions to further reduce our exposure and to consolidate manufacturing facilities to reduce costs.  During the fiscal quarter ended August 1, 2009, the Interconnect segment recorded a restructuring charge of $0.7 million related to this restructuring initiative, which consisted of $0.6 million for employee severance and $0.1 million for other costs.  We expect the restructuring to be completed during the second half of fiscal 2010.

In January 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment.  During the fiscal quarter ended August 1, 2009, the Interconnect segment recorded a restructuring charge of $0.1 million related to this restructuring initiative, for employee severance, accelerated depreciation and other costs.  During the fiscal quarter ended August 2, 2008, the Interconnect segment recorded a restructuring charge of $1.7 million related to this restructuring initiative, which consisted of $0.6 million for employee severance, $0.9 million for accelerated depreciation and $0.2 for inventory write-downs.  We expect the restructuring will be completed during the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.8 million, or 26.1%, to $5.1 million for the three months ended August 1, 2009 compared to $6.9 million for the three months ended August 2, 2008.  Selling and administrative expenses are lower due to reduced intangible asset amortization expenses, partially offset by selling and administrative expenses due to the Hetronic acquisition.  In addition, selling and administrative expenses (not including Hetronic) were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 20.6% in the three months ended August 1, 2009 from 19.4% for the three months ended August 2, 2008.

Interest Income, Net.  There was no interest income, net in the three months ended August 1, 2009, compared to $0.1 million in the three months ended August 2, 2008.

Other Expense, Net.  Other expense, net was $0.1 million for both the three months ended August 1, 2009 and August 2, 2008.  The functional currencies of these operations are the British pound, Czech koruna, Euro and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Interconnect income before income taxes decreased $0.3 million to $0.2 million for the three months ended August 1, 2009 compared to $0.5 million for the three months ended August 2, 2008 due to lower sales volumes, and higher cost of products sold due to the lower sales volumes, partially offset by lower restructuring and selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	August 1,	August 2,
	2009	2008	Net Change	Net Change
Net sales	$11.2	$12.0	$(0.8)	-6.7%

Cost of products sold	8.9	9.7	(0.8)	-8.2%

Gross margins	2.3	2.3	0.0	2.1%

Restructuring	0.2	—	0.2	0.0%
Selling and administrative expenses	1.5	1.4	0.1	7.1%
Other - expense	—	(0.1)	0.1	-100.0%

Income before income taxes	$0.6	$0.8	$(0.2)	-18.9%

	August 1,	August 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	79.5%	80.8%
Gross margins (including other income)	21.0%	19.2%
Restructuring	1.8%	0.0%
Selling and administrative expenses	13.4%	11.7%
Other - expense	0.0%	-0.8%
Income before income taxes	5.8%	6.7%

Net Sales.  Power Products segment net sales decreased $0.8 million, or 6.7% to $11.2 million for the three months ended August 1, 2009 compared to $12.0 million for the three months ended August 2, 2008.  Net sales have declined in the first quarter of fiscal 2010 as compared to fiscal 2009 by 11.4% in North America and 11.1% in Asia.  The decline was driven by lower demand for our busbar and heat sink products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $0.8 million, or 8.2%, to $8.9 million for the three months ended August 1, 2009 compared to $9.7 million for the three months ended August 2, 2008.  The Power Products segment cost of products sold as a percentage of sales decreased to 79.5% for the three months ended August 1, 2009 from 80.8% for the three months ended August 2, 2008.  The decrease is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins were $2.3 million for both the three months ended August 1, 2009 and the three months ended August 2, 2008. Gross margins as a percentage of net sales increased to 21.0% for the three months ended August 1, 2009 from 19.2% for the three months ended August 2, 2008.  The increase is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Restructuring.   In March 2009, we announced restructuring actions to consolidate manufacturing facilities to reduce costs.  During the fiscal quarter ended August 1, 2009, the Power Products segment recorded a restructuring charge of $0.2 million, which consisted of $0.1 million for employee severance and $0.1 million relating to professional fees.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 7.1%, to $1.5 million for the three months ended August 1, 2009 compared to $1.4 million for the three months ended August 2, 2008.  Selling and administrative expenses increased due to higher professional services fees during the first quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales increased to 13.4% in the three months ended August 1, 2009 from 11.7% for the three months ended August 2, 2008.

Income Before Income Taxes.  Power Products income before income taxes decreased $0.2 million to $0.6 million for the three months ended August 1, 2009 compared to $0.8 million for the three months ended August 2, 2008 due to lower sales volumes, higher restructuring expenses, and higher professional fees, partially offset by lower cost of products sold due to restructuring and consolidation efforts.

Other Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	August 1,	August 2,
	2009	2008	Net Change	Net Change
Net sales	$2.7	$2.2	$0.5	22.7%

Cost of products sold	2.5	2.0	0.5	25.0%

Gross margins	0.2	0.2	—	0.0%

Selling and administrative expenses	0.8	0.8	—	0.0%

Loss before income taxes	$(0.6)	$(0.6)	$—	0.0%

	August 1,	August 2,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	92.6%	90.9%
Gross margins	7.4%	9.1%
Selling and administrative expenses	29.6%	36.4%
Loss before income taxes	-22.2%	-27.3%

Net Sales.  The Other segment net sales increased $0.5 million, or 22.7%, to $2.7 million for the three months ended August 1, 2009, compared to $2.2 million for the three months ended August 2, 2008.  Net sales from our torque-sensing business increased 59.0% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  Net sales from our testing facilities increased 11.6% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Cost of Products Sold.  Other segment cost of products sold increased $0.5 million to $2.5 million for the three months ended August 1, 2009 compared to $2.0 million for the three months ended August 2, 2008.  The increase is due to an increase in prototypes in our torque-sensing business in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  Cost of products sold as a percentage of sales increased to 92.6% in the first quarter of fiscal 2010 compared to 90.9% in the first quarter of fiscal 2009.

Gross Margins.  The Other segment gross margins were $0.2 million for both the three months ended August 1, 2009 and the three months ended August 2, 2008.  The increase in net sales was offset by an increase in cost of products sold in the first quarter of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses were $0.8 million for both the three months ended August 1, 2009 and August 1, 2008.  Selling and administrative expenses as a percentage of net sales decreased to 29.6% in the three months ended August 1, 2009 from 36.4% for the three months ended August 2, 2008.

Loss Before Income Taxes.  The Other segment loss before income taxes was $0.6 million for both the three months ended August 1, 2009 and August 2, 2008.   The increase in net sales was offset by the increase in cost of products sold in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

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

We have an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At August 1, 2009, we were in compliance with these covenants and had no borrowings against this credit facility.

At August 1, 2009, approximately $2.4 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal request from investors and was closed with a restriction placed upon the cash redemption ability of its holders.  Based on the information available to us, we have estimated the fair value of this fund at $0.763 per unit as of August 1, 2009. During the first quarter of fiscal 2010 we recorded a gain of $0.3 million, of which, $0.1 million was from a realized loss on partial redemptions of $1.1 million, offset by an unrealized gain of $0.4 million.

To date, 88% of the fund has been liquidated.  The latest information from fund management states that its goal is to have 99% of the portfolio liquidated by December 2009.  Information and the markets relating to these investments remain dynamic, and there may be further declines or increases in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments.  To the extent we determine that there are further declines or increases in fair value, we may recognize additional losses or gains in future periods.

Net cash provided by operating activities decreased $3.6 million, or 31.9%, to $7.7 million for the first quarter of fiscal 2010 compared to $11.3 million in the first quarter of fiscal 2009.  The decrease was due to our net income decreasing $6.8 million to break-even in the first quarter of fiscal 2010, compared to net income of $6.8 million in the first quarter of fiscal 2009.  In addition, non-cash charge add-backs were unfavorable, partially offset by favorable changes in assets and liabilities in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The primary factor in the Company’s ability to generate cash from operations is our net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash.  Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash.  Additional contributors or offsets to cash flows from operations are working capital requirements.

Net cash used in investing activities was $3.4 million for both the first quarter of 2010 and 2009.  Purchases of plant and equipment was $3.3 million for both the first quarter of fiscal 2010 and 2009.

Net cash used in financing activities was $2.6 million for the first quarter of fiscal 2010, compared to $1.7 million for the first quarter of fiscal 2009.  We paid dividends of $2.6 million in the first quarter of fiscal 2010, compared to $1.9 million in the first quarter of fiscal 2009.    Our board of directors approved a stock repurchase plan in September 2008 to purchase up to 3,000,000 shares.  The plan expires May 1, 2010.    As of the end of our fiscal year 2009, we had purchased 639,880 of the 3,000,000 shares.  There were no shares purchased in the first quarter of fiscal 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.0 million and $2.8 million for periods ended August 1, 2009 and May 2, 2009, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $11.1 million at August 1, 2009 and $10.8 million at May 2, 2009.

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

There have been no changes in our internal control over financial reporting during the quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                                 Legal Proceedings.

Since October 23, 2008, we have been involved in ongoing legal proceedings with Delphi Automotive Systems, LLC (“Delphi”), in Oakland County, Michigan, Circuit Court.  These legal proceedings involve various aspects of our current three-year supply agreement with Delphi, under which we provide silicone-filled bladders (the “sensor pads”) for use in Delphi’s Passive Occupant Detection System (PODS).  Delphi originally sought possession of certain Methode tooling drawings related to the sensor pads.  In a letter dated August 26, 2009, Delphi provided us with a notice of termination of all purchase orders and the entire three-year agreement, effective September 10, 2009.  We are currently seeking a preliminary injunction to prevent Delphi from prematurely terminating our current three-year supply agreement.  If we are not successful in this pending litigation, we believe demand for these sensor pads and our overall financial condition and results of operations will be materially adversely affected. Because of these recent actions and consistent with our continuing evaluation of the legal proceedings to which we are a party, we have determined that our litigation with Delphi is now material.

Item 2.                                                 Unregistered Sales Of Equity Securities And Use Of Proceeds

c)                                      Purchase of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)(2)	Per Share	or Programs	Programs

May 3, 2009 through May 30, 2009	218	$4.62	—	—

May 31, 2009 through July 4, 2009	—	—	—	—

July 5, 2009 through August 1, 2009	—	—	—	—
	218	$4.62	—	2,360,120

(1)  The amount represents the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)  On September 18, 2008, the Company adopted a plan to repurchase up to 3 million shares of its common stock.  The plan expires on May 1, 2010.  No shares were repurchased during the first quarter of fiscal 2010.

Item 5.  Other Information

On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply agreement pursuant to which Methode will supply all of Delphi’s requirements for  the silicone bladders used in Delphi’s occupant restraint system from October 1, 2008 through September 30, 2011.  A copy of this agreement is attached as Exhibit 10.31 hereto.  On August 26, 2009, Delphi notified us that it is terminating our supply arrangement effective September 10, 2009.  We are contesting Delphi’s right to prematurely terminate this long-term supply arrangement and the parties are engaged in litigation regarding this supply arrangement and our related intellectual property.  If we are not successful in this pending litigation, we believe demand for these sensor pads and our overall financial condition and results of operations will be materially adversely affected.

Item 6.                                                 Exhibits

Exhibit Number	Description
10.30	Fourth Amendment and Waiver to Credit Agreement, effective as of May 2, 2009, among the Company as the Borrower, Bank of America, N.A.
10.31	Letter Agreements dated August 25, 2008 and September 4, 2008 by and between Methode and Delphi Automotive Systems LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	September 3, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
10.30	Fourth Amendment and Waiver to Credit Agreement, effective as of May 2, 2009, among the Company as the Borrower, Bank of America, N.A.
10.31	Letter Agreements dated August 25, 2008 and September 4, 2008 by and between Methode and Delphi Automotive Systems LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350