Form 10-Q
period 2009-10-31
METHODE ELECTRONICS INC
filed 2009-12-10
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2009

or

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

At December 8, 2009, registrant had 37,520,657 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

FORM 10-Q

October 31, 2009

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	October 31, 2009	May 2, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,274	$54,030
Accounts receivable, net	71,837	60,406
Inventories:
Finished products	8,029	11,865
Work in process	16,018	10,765
Materials	17,207	17,796
	41,254	40,426
Deferred income taxes	4,972	4,928
Refundable income taxes	9,073	14,764
Prepaid expenses and other current assets	6,375	6,692
TOTAL CURRENT ASSETS	193,785	181,246

PROPERTY, PLANT AND EQUIPMENT	297,484	289,084
Less allowances for depreciation	229,134	219,167
	68,350	69,917

GOODWILL	11,771	11,771
INTANGIBLE ASSETS, net	19,583	20,501
OTHER ASSETS	22,722	21,853
	54,076	54,125
TOTAL ASSETS	$316,211	$305,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$31,075	$24,495
Other current liabilities	27,860	29,023
TOTAL CURRENT LIABILITIES	58,935	53,518

OTHER LIABILITIES	14,154	13,561
DEFERRED COMPENSATION	2,305	3,308
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,315,225 and 38,290,776 shares issued as of October 31, 2009 and May 2, 2009, respectively	19,158	19,145
Unearned common stock issuances	(3,632)	(3,632)
Additional paid-in capital	69,001	68,506
Accumulated other comprehensive income	23,891	15,675
Treasury stock, 1,372,188 shares as of October 31, 2009 and May 2, 2009	(11,495)	(11,495)
Retained earnings	140,378	143,577
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	237,301	231,776
Noncontrolling interest	3,516	3,125
TOTAL SHAREHOLDERS’ EQUITY	240,817	234,901
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$316,211	$305,288

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

INCOME
Net sales	$98,496	$121,304	$188,272	$255,818
Other	1,072	959	2,459	1,692
	99,568	122,263	190,731	257,510

COSTS AND EXPENSES
Cost of products sold	77,784	97,815	148,693	203,245
Restructuring	3,156	6,284	6,767	11,201
Selling and administrative expenses	16,413	18,537	32,286	34,934
	97,353	122,636	187,746	249,380
Income/(loss) from operations	2,215	(373)	2,985	8,130

Interest income/(expense), net	(45)	469	(147)	1,003
Other income/(expense), net	143	(610)	(252)	(879)

Income/(loss) before income taxes	2,313	(514)	2,586	8,254
Income tax expense/(benefit)	225	(865)	511	1,032

Net income	2,088	351	2,075	7,222
Less: Net Income attributable to noncontrolling interest	(36)	(113)	(42)	(168)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$2,052	$238	$2,033	$7,054

Amounts per common share attributable to Methode Electronics, Inc.:

Basic net income	$0.06	$0.01	$0.06	$0.19
Diluted net income	$0.06	$0.01	$0.06	$0.19

Cash dividends:
Common stock	$0.07	$0.07	$0.14	$0.12

Weighted average number of Common Shares outstanding:
Basic	36,644	37,068	36,641	37,120
Diluted	36,868	37,551	36,823	37,584

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	October 31, 2009	November 1, 2008
OPERATING ACTIVITIES
Net income	$2,075	$7,222
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash translation loss	—	2,463
Provision for depreciation	10,118	12,489
Impairment of tangible assets	710	3,177
Amortization of intangibles	1,123	3,052
Amortization of stock awards and stock options	507	1,605
Changes in operating assets and liabilities	1,044	(1,160)
Other	48	567
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,625	29,415

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,821)	(9,557)
Acquisition of businesses	—	(56,785)
Acquisition of technology licenses	(181)	(225)
Other	—	(209)
NET CASH USED IN INVESTING ACTIVITIES	(6,002)	(66,776)

FINANCING ACTIVITIES
Repurchase of common stock	—	(5,137)
Proceeds from exercise of stock options	—	110
Tax benefit from stock options and awards	—	46
Cash dividends	(5,233)	(4,528)
NET CASH USED IN FINANCING ACTIVITIES	(5,233)	(9,509)

Effect of foreign currency exchange rate changes on cash	1,854	(4,629)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,244	(51,499)

Cash and cash equivalents at beginning of period	54,030	104,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,274	$52,806

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

October 31, 2009

1.                                      BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966. As used herein, “we”, “us”, “our”, the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries. The condensed consolidated financial statements and related disclosures as of October 31, 2009 and results of operations for the three months and six months ended October 31, 2009 and November 1, 2008 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The May 2, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended May 2, 2009 filed with the SEC on July 2, 2009. Results may vary from quarter to quarter for reasons other than seasonality.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under Accounting Standards Codification (ASC) No. 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration of products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our fiscal year 2012, that begins May 1, 2011. The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued ASC No. 810, “Consolidation” (“ASC No. 810”). ASC No. 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009, which is our third quarter fiscal 2010, that ends on January 30, 2010. The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued ASC No. 860, “Transfers and Servicing” (“ASC No. 860”). ASC No. 860 will require more information about transfers of financial assets, including companies that have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009, which is our third quarter fiscal 2010, that ends on January 30, 2010. The adoption of this standard will not have a material impact on our financial statements.

3.                                      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective October 31, 2009, we adopted ASC No. 105, “Generally Accepted Accounting Principles”, the FASB Accounting Standards Codification (the Codification) and the Hierarchy of Generally Accepted Accounting Principles. The Codification is now the single source of authoritative GAAP for all non-governmental entities. The Codification changes the referencing and organization of accounting guidance. The issuance of ASC No. 105 will not change GAAP and therefore the adoption of ASC No. 105 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Continued

In December 2007, the FASB issued new guidance under ASC No. 810, “Consolidation,”, an Amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ASC No. 810”). ASC No. 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted ASC No. 810 on May 3, 2009. As a result, we have reclassified financial statement line items within our condensed consolidated balance sheet and statement of income for the prior period to conform with this standard. Additionally, see Note 5 for disclosure reflecting the impact of ASC No. 810 on our reconciliation of comprehensive income.

In June 2008, the FASB issued ASC No. 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“ASC No. 260”). ASC No. 260 was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This ASC also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. We adopted ASC No. 260 on May 3, 2009. The adoption did not have a material impact on our earnings per share calculations.

In February 2008, the FASB issued new guidance under ASC No. 820, “Fair Value Measurements and Disclosures,” (FASB Staff Position No. 157-2), which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is our fiscal year 2010 that began May 3, 2009. The adoption of ASC No. 820 for non-financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

On May 3, 2009, we adopted the provisions of ASC No. 805-10, “Business Combinations” (“ASC No. 805-10”). ASC No. 805-10 establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, ASC No. 805-10 determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of ASC No. 805-10 did not have an impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.

In April 2009, the FASB issued three FASB Staff Positions, (“FSPs”) related to fair value measurements. The first, FSP ASC No. 820, “Fair Value Measurements and Disclosures”, provides guidance on determining whether a market is inactive and whether transactions in that market are distressed. The second FSP issued, ASC No. 320, “Investments — Debt and Equity Securities”, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements. The third FSP issued, ASC No. 825, “Financial Instruments”, and ASC No. 270, “Interim Reporting”, requires that disclosures currently required under ASC No. 825, Disclosures about Fair Value of Financial Instruments, be presented for interim periods as well as annual periods. The Company adopted these FSPs during the first quarter of 2010. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events” (“ASC No. 855”). ASC No. 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. We adopted ASC No. 855 on August 1, 2009 and the adoption did not have a material impact on our financial statements. We evaluated subsequent events through December 9, 2009, the time these financial statements were filed with the Securities and Exchange Commission.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

4.                                      RESTRUCTURING

March 2009 Restructuring

In March 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions. The restructuring is expected to be completed during the second half of fiscal 2010. We record the expense in the restructuring section of our condensed consolidated statement of income. As of October 31, 2009, we have recorded a total of $12,182 of restructuring charges related to this restructuring. We estimate that we will record additional pre-tax restructuring charges in the second half of fiscal 2010 of between $500 and $1,200.

During the three months ended October 31, 2009, we recorded a restructuring charge of $2,978, which consisted of $1,819 for employee severance and $1,159 relating to other costs. During the six months ended October 31, 2009, we recorded a restructuring charge of $4,919, which consisted of $3,490 for employee severance and $1,429 relating to other costs. As of October 31, 2009, we had an accrued restructuring liability of $597 reflected in the current liabilities section of our consolidated balance sheet. We expect this liability to be paid out during fiscal 2010.

The table below reflects the March 2009 restructuring activity for the first and second quarter of fiscal 2010:

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
Accrued balance at May 2, 2009	$140	$—	$—	$140
First quarter fiscal 2010 restructuring charges	1,671	—	270	1,941
First quarter 2010 payments and asset write-downs	(1,625)	—	(270)	(1,895)
Accrued balance at August 1, 2009	186	—	—	186

Second quarter fiscal 2010 restructuring charges	1,819	—	1,159	2,978
Second quarter 2010 payments and asset write-downs	(1,688)	—	(879)	(2,567)
Accrued balance at October 31, 2009	$317	$—	$280	$597

January 2008 Restructuring

In January 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment. The Automotive and Interconnect restructuring is expected to be completed during the second half of fiscal 2010. We record the expense in the restructuring section of our condensed consolidated statement of income. As of October 31, 2009, we have recorded charges totaling $25,022 related to this restructuring. We estimate that we will record additional pre-tax restructuring charges in fiscal 2010 of between $500 and $1,000.

During the three months ended October 31, 2009, we recorded a restructuring charge of $178, which consisted of $88 for accelerated depreciation and $90 related to other costs. During the six months ended October 31, 2009, we recorded a restructuring charge of $1,848, which consisted of $180 for employee severance, $1,538 in impairments and accelerated depreciation and $130 relating to other costs. As of October 31, 2009, we had an accrued restructuring liability of $1,417 reflected in the current liabilities section of our consolidated balance sheet.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

4.                                      RESTRUCTURING - Continued

The table below reflects the January 2008 restructuring activity for the first and second quarter of fiscal 2010:

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
Accrued balance at May 2, 2009	$1,849	$—	$—	$1,849
First quarter fiscal 2010 restructuring charges	180	1,450	40	1,670
First quarter 2010 payments and asset write-downs	(368)	(1,450)	(40)	(1,858)
Accrued balance at August 1, 2009	1,661	—	—	1,661

Second quarter fiscal 2010 restructuring charges	—	88	90	178
Second quarter 2010 payments and asset write-downs	(244)	(88)	(90)	(422)
Accrued balance at October 31, 2009	$1,417	$—	$—	$1,417

5.                                      COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three and six months ended October 31, 2009 and November 1, 2008 include net income and adjustments to stockholders’ equity for foreign currency translations. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss) (unaudited):

	Three Months Ended October 31, 2009			Six Months Ended October 31, 2009
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest

Net income	$2,088	$2,052	$36	$2,075	$2,033	$42
Translation adjustment	3,208	3,192	16	8,216	7,867	349
Total comprehensive income	$5,296	$5,244	$52	$10,291	$9,900	$391

	Three Months Ended November 1, 2008			Six Months Ended November 1, 2008
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest

Net income	$351	$238	$113	$7,222	$7,054	$168
Translation adjustment	(16,181)	(15,431)	(750)	(14,446)	(13,922)	(524)
Total comprehensive loss	$(15,830)	$(15,193)	$(637)	$(7,224)	$(6,868)	$(356)

6.                                      GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with ASC No. 350, “Intangibles — Goodwill and Other”. The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations. We did not perform impairment testing on our goodwill and intangible assets during the second quarter of fiscal 2010 because there were no additional indicators of impairment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

6.                                      GOODWILL AND INTANGIBLE ASSETS - Continued

The following tables present details of the Company’s intangible assets:

	As of October 31, 2009
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,889	$2,106	14.2
Patents and technology licenses	23,449	6,096	17,353	13.2
Covenants not to compete	480	356	124	2.3
Total	$38,924	$19,341	$19,583

	As of May 2, 2009
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,718	$2,277	14.7
Patents and technology licenses	23,244	5,169	18,075	13.4
Covenants not to compete	480	331	149	2.8
Total	$38,719	$18,218	$20,501

The estimated aggregate amortization expense for fiscal 2010 and each of the four succeeding fiscal years is as follows:

2010	$2,240
2011	2,197
2012	1,685
2013	1,308
2014	1,195

As of October 31, 2009, the patents and technology licenses include $2,400 of trade names that are not subject to amortization.

7.                                      ACQUISITIONS

On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53,639 in cash. We also incurred $2,447 in transaction costs. Hetronic is a global leader in industrial safety radio remote controls with locations in the U.S., Malta, the Philippines and Germany. Hetronic is represented in 45 countries by direct sales associates, licensed partners, distributors and representatives. Hetronic provides application specific and standard controls to many different industries, such as agriculture, construction, material handling, military, mining and transportation.

Based in part on a third-party valuation report, management determined that the tangible net assets acquired had a fair value of $20,533. The fair values assigned to intangible assets acquired were $12,170 for customer relationships, $2,700 for the trade name and trademarks, $1,450 for technology valuation, and $170 for non-competes, resulting in $19,063 of goodwill. The customer relationships, technology valuation and non-compete agreements will be amortized over 5 to approximately 12 years. The trade name and trademarks are not subject to amortization but will be subject to periodic impairment testing. The accounts and transactions of Hetronic have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.                                      ACQUISITIONS - Continued

At the end of fiscal 2009, in accordance with ASC No. 350, “Intangibles — Goodwill and Other” and ASC No. 360, “Property, Plant, and Equipment”, it was determined that the goodwill and intangible assets for Hetronic were impaired.  Therefore, in the fourth quarter of fiscal 2009, we recorded an impairment charge of $19,063 and $11,587 for goodwill and intangible assets, respectively.

8.                                      INCOME TAXES

At October 31, 2009, we had valuation allowances against our deferred tax assets of $53,152.  In accordance with ASC No. 740, “Income Taxes”, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

The valuation allowance is associated with the deferred tax assets for the differences between book and tax that result from net operating losses (NOLs), foreign investment tax credits with unlimited carryovers generated in the current and prior years and temporary differences which become deductible when the related asset is recovered or related liability is settled.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three months ended October 31, 2009, we recognized $42 in interest and zero in penalties.  We had approximately $1,020 accrued at October 31, 2009 for the payment of interest.  The total unrecognized tax benefit as of October 31, 2009 was $6,126.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the range of between $500 and $2,500.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.                                      COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the six-month period presented:

	Six Months Ended
	October 31,	November 1,
	2009	2008

Balance at the beginning of the period	38,290,776	38,225,379
Options exercised	—	19,089
Restricted stock awards vested	24,449	38,607
Balance at the end of the period	38,315,225	38,283,075

We paid quarterly dividends of $2,616 on July 31, 2009 and October 30, 2009.  We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.  Our Board of Directors approved a stock repurchase plan on September 18, 2008 to repurchase up to 3,000,000 shares.  The plan expires at the end of fiscal 2010.  There were no shares purchased during the first or second quarter of fiscal 2010.

Stock Options Granted Under the 2000 and 2004 Stock Plans

There are 589,909 stock options that were granted in previous years under the 2000 and 2004 stock plans that are outstanding and exercisable as of October 31, 2009.  There were 30,128 options that expired and 5,596 options were forfeited during the first half of fiscal 2010.  There was no remaining compensation expense relating to these options in the first half of fiscal 2010.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 stock plans for the six months ended October 31, 2009:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 2, 2009	625,633	$10.26
Exercised	—	—
Forfeited and Expired	(35,724)	8.58
Outstanding at October 31, 2009	589,909	$10.47

Options Outstanding and Exercisable at October 31, 2009
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.72 - $7.69	154,125	$6.68	1.8
$8.53 - $11.44	303,085	10.86	1.8
$12.11 - $17.66	132,699	14.00	0.8
	589,909	$10.47

The options outstanding had an intrinsic value of $100 at October 31, 2009.  The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2009.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.                                      COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

Stock Options Granted Under the 2007 Stock Plan

In March 2009, the Compensation Committee approved the grant of 285,000 stock options to our executive officers under the 2007 Stock Plan.  The March 2009 stock options vest on the third anniversary of the date of grant.  In July 2009, the Compensation Committee approved the grant of 275,000 stock options to our executive officers and other members of management under the same plan.  The July 2009 stock options vest one-third per year on each anniversary of the date of grant.  Both the March 2009 and July 2009 stock option grants have a ten-year term.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 stock plan for the six months ended October 31, 2009:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 2, 2009	285,000	$2.72
Granted	275,000	6.46
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2009	560,000	$4.56

Options Outstanding at October 31, 2009
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	9.3
$6.46	275,000	9.7

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

At May 3, 2009, the beginning of fiscal 2010, there were 578,287 performance-based and time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets.  As of October 31, 2009, it was determined that based on the current economic environment, the performance-based shares granted in fiscal years 2008 and 2009 are not expected to meet the revenue growth and return on invested capital targets.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During the six months ended October 31, 2009, we awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

We recognized pre-tax compensation expense for RSAs of $81 and $811 in the three months ended October 31, 2009 and November 1, 2008, respectively.  We recognized pre-tax compensation expense for RSAs of $316 and $1,603 in the six months ended October 31, 2009 and November 1, 2008, respectively.  We record the expense in the selling and administrative section of our condensed consolidated statement of income.

The following table summarizes the RSA activity for the six months ended October 31, 2009:

Shares
Unvested at May 2, 2009	578,287
Awarded	24,000
Vested	(24,667)
Forfeited	—
Unvested at October 31, 2009	577,620

The table below shows the Company’s unvested RSAs at October 31, 2009:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	October 31, 2009	October 31, 2009
2006	125,000	3-year cliff performanced-based	$12.42	$—	$—
2007	834	3-year equal annual installments	11.07	—	—
2008	17,793	3-year equal annual installments	14.89	46	46
2008	149,730	3-year cliff performanced-based	15.14	—	467
2009	49,724	3-year equal annual installments	10.64	206	206
2009	234,539	3-year cliff performanced-based	11.35	—	1,530

At October 31, 2009, the aggregate unvested RSAs had a grant date weighted average fair value of $12.61 and a weighted average vesting period of approximately 10.5 months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

10.                               EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period.  Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potentially dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Numerator - net income attributable to Methode Electronics, Inc.	$2,052	$238	$2,033	$7,054

Denominator:
Denominator for basic earnings per share-weighted average shares	36,644	37,068	36,641	37,120
Dilutive potential common shares-employee stock options	224	483	182	465
Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	36,868	37,551	36,823	37,585

Basic and diluted net income per share:
Basic	$0.06	$0.01	$0.06	$0.19
Diluted	$0.06	$0.01	$0.06	$0.19

Options to purchase 445,784 shares of common stock at a weighted-average exercise price of $11.72 per share were outstanding as of October 31, 2009 and options to purchase 304,522 shares of common stock at a weighted-average exercise price of $12.54 were outstanding as of November 1, 2008, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

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

ASC No. 280, “Segment Reporting” (“ASC No. 280”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources.  The CODM, as defined by ASC No. 280, is the Company’s President and Chief Executive Officer.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

11.                               SEGMENT INFORMATION - Continued

The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial, consumer markets and industrial equipment markets.  Solutions include solid-state field effect interface panels, wireless optical and copper transceivers, terminators, connectors, custom cable assemblies and conductive polymer and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacture of active and passive optical components.

The Power Products segment manufactures current-carrying devices, including custom power-product assemblies, laminated and powder coated bus bars, braided flexible cables and high-current low voltage flexible power cabling systems that are used in various markets and applications, including telecommunications, computers, transportation, industrial and power conversion, insulated gate bipolar transistor solutions, aerospace and military.

The Other segment includes a designer and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  See Note 1 in our Form 10-K for the fiscal year ended May 2, 2009 for more information regarding significant accounting policies.  We allocate resources to and evaluate performance of segments based on operating income. Transfers between segments are recorded using internal transfer prices set by the Company.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

11.                               SEGMENT INFORMATION - Continued

	Three Months Ended October 31, 2009
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$56,193	$30,605	$9,412	$2,419	$133	$98,496
Transfers between segments	—	(76)	(30)	(27)	(133)	—
Net sales to unaffiliated customers	$56,193	$30,529	$9,382	$2,392	$—	$98,496

Segment income (loss) before restructuring charge	$7,953	$1,616	$611	$(749)	$—	$9,431

Restructuring	(2,339)	(676)	(141)	—	—	(3,156)

Segment income (loss) including restructuring charge	$5,614	$940	$470	$(749)	$—	$6,275

Corporate expenses, net						(3,962)

Income before income taxes						$2,313

	Three Months Ended November 1, 2008
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$75,207	$32,146	$11,676	$2,556	$281	$121,304
Transfers between segments	—	(143)	(112)	(26)	(281)	—
Net sales to unaffiliated customers	$75,207	$32,003	$11,564	$2,530	$—	$121,304

Segment income (loss) before restructuring charge	$10,528	$(638)	$482	$(750)	$—	$9,622

Restructuring	(4,351)	(1,933)	—	—	—	(6,284)

Segment income (loss) including restructuring charge	$6,177	$(2,571)	$482	$(750)	$—	$3,338

Corporate expenses, net						(3,852)

Loss before income taxes						$(514)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

11.                               SEGMENT INFORMATION - Continued

	Six Months Ended October 31, 2009
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$107,392	$55,345	$20,827	$5,126	$418	$188,272
Transfers between segments	—	(127)	(254)	(37)	(418)	—
Net sales to unaffiliated customers	$107,392	$55,218	$20,573	$5,089	$—	$188,272

Segment income (loss) before restructuring charge	$13,463	$2,645	$1,464	$(1,329)	$—	$16,243

Restructuring	(4,958)	(1,446)	(363)	—	—	(6,767)

Segment income (loss) including restructuring charge	$8,505	$1,199	$1,101	$(1,329)	$—	$9,476

Corporate expenses, net						(6,890)

Income before income taxes						$2,586

	Six Months Ended November 1, 2008
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$159,940	$67,865	$23,810	$4,778	$575	$255,818
Transfers between segments	—	(275)	(245)	(55)	(575)	—
Net sales to unaffiliated customers	$159,940	$67,590	$23,565	$4,723	$—	$255,818

Segment income (loss) before restructuring charge	$24,126	$1,536	$1,284	$(1,332)	$—	$25,614

Restructuring	(7,514)	(3,687)	—	—	—	(11,201)

Segment income (loss) including restructuring charge	$16,612	$(2,151)	$1,284	$(1,332)	$—	$14,413

Corporate expenses, net						(6,159)

Income before income taxes						$8,254

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

12.                               CONTINGENCIES

Certain litigation arising in the normal course of business is pending against us.  We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters.  We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information available, that we have adequate reserves for these liabilities.  Legal Proceedings in this Form 10-Q, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

13.                               PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $8,425 and $3,182 as of October 31, 2009 and May 2, 2009, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  These amounts are included in our work-in-process inventory in the condensed consolidated balance sheets.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

14.                               FAIR VALUE MEASUREMENTS

ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC No. 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

ASC No. 820 also specifies a fair value hierarchy based upon the observation of inputs in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with ASC No. 820, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below that summarizes the fair value of assets and liabilities as of October 31, 2009:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

14.                               FAIR VALUE MEASUREMENTS - Continued

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$60,274	$60,274	$—	$—
Assets related to deferred compensation plan	$2,842	$—	$2,842	$—
Total assets at fair value	$63,116	$60,274	$2,842	$—

Liabilities:
Liabilities related to deferred compensation plan	$2,796	$2,796	$—	$—
Total liabilities at fair value	$2,796	$2,796	$—	$—

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

•                  Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, and construction, industrial safety radio remote control markets, we are susceptible to trends and factors affecting those industries.

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

•                  We cannot assure that the newly-acquired Hetronic business will be successful or that we can implement and profit from new applications of the acquired technology.

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

Our components are found in the primary end markets of the aerospace, appliance, automotive, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.  Recent trends in the industries that we serve include:

•                  Automotive industry sales volume in the United States and European markets declined suddenly and substantially in fiscal 2009 and continues at historically low levels into the first half of fiscal 2010.

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

Our business has been and will likely continue to be materially adversely affected by the current economic environment.  The disruptions in global financial and credit markets have significantly impacted global economic activity and led to an economic recession.  As a result of these disruptions, our customers and markets have been adversely affected.  We have recently experienced and continue to experience a drop in sales throughout all of our businesses.  If we continue to experience reduced demand because of these disruptions in the macroeconomic environment or other factors, our business, results of operations and financial condition could be materially adversely affected.  If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply agreement pursuant to which Methode was to supply all of Delphi’s requirements for the silicone bladders used in Delphi’s occupant restraint system from October 1, 2008 through September 30, 2011.  On August 26, 2009, Delphi notified us that effective September 10, 2009, our supply arrangement was terminated.  We are contesting Delphi’s right to terminate this long-term supply arrangement and the parties are engaged in litigation regarding this supply arrangement and our related intellectual property.

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

In March 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  After these actions, our principal manufacturing operations will be in China, Malta and Mexico.  In addition, we reached an agreement with GM to have certain programs, scheduled for future production at our Shanghai, China facility, transferred to an unrelated GM-directed supplier and we reached agreement with Ford Motor Company to have all production from our Reynosa, Mexico facility transferred to an unrelated Ford-directed supplier.  TouchSensor manufacturing, currently in west suburban Chicago, Illinois is in the process of moving to Monterrey, Mexico, and expects to complete the move by the end of the third quarter of fiscal 2010.  Additionally, during the first quarter of fiscal 2010, our operations in Shanghai, China were consolidated from three facilities to two.  We expect to complete the restructuring actions during the second half of fiscal 2010.

In March 2009, the total pre-tax charges were estimated to be between $16.0 million and $25.0 million.  As of October 31, 2009, we have recorded a total of $12.2 million of the charges.  We estimate that we will record additional pre-tax restructuring charges in fiscal 2010 of between $0.5 million and $1.2 million.

Business Outlook

We remain very cautious about fiscal 2010. The continuing effect of financial sector crisis and stagnant global economic conditions has caused uncertainty in the markets in every geographic region we serve. We expect the unprecedented global economic environment to continue to affect near-term results and to create difficult business conditions.  Sales of Automotive segment products are expected to decline, as the effects of the “Cash for Clunkers” programs both in the United States and Europe diminish. Delphi recently notified us that our long-term supply arrangement has been terminated effective September 10, 2009 and we ceased manufacturing on that date.  We are contesting Delphi’s right to terminate this long-term supply arrangement and the parties are engaged in litigation regarding this supply arrangement and our related intellectual property. The early termination of this agreement will adversely affect sales, profits and cash flow going forward.

In the Interconnect and Power Products segments visibility is low and forecasting is very challenging. We expect continued volatility in these segments for the balance of the fiscal year.  In our Interconnect segment, sales from our Hetronic acquisition will be offset by sales lost due to our decision in fiscal 2008 and 2009 to exit certain unprofitable or marginally profitable North American Interconnect segment legacy businesses.

While we have taken steps to restructure our businesses, ongoing operating margin improvement may not be realized or sustainable until economic conditions begin to improve in the markets we serve.

Results of Operations for the Three Months Ended October 31, 2009 as Compared to the Three Months Ended November 1, 2008.

Consolidated Results

Below is a table summarizing results for the three months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$98.5	$121.3	$(22.8)	-18.8%
Other income	1.1	1.0	0.1	10.0%
	99.6	122.3	(22.7)	-18.6%

Cost of products sold	77.8	97.8	(20.0)	-20.4%

Gross margins (including other income)	21.8	24.5	(2.7)	-11.0%

Restructuring	3.2	6.3	(3.1)	-49.2%
Selling and administrative expenses	16.4	18.5	(2.1)	-11.4%
Interest income, net	—	0.4	(0.4)	-100.0%
Other income/(expense), net	0.1	(0.6)	0.7	-116.7%
Income taxes - expense/(benefit)	0.2	(0.9)	1.1	-122.2%
Net income attributable to noncontrolling interest	—	0.2	(0.2)	-100.0%

Net income attributable to Methode Electronics, Inc.	$2.1	$0.2	$1.9	950.0%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.1%	0.8%
Cost of products sold	79.0%	80.6%
Gross margins (including other income)	22.1%	20.2%
Restructuring	3.2%	5.2%
Selling and administrative expenses	16.6%	15.3%
Interest income, net	0.0%	0.3%
Other income/(expense), net	0.1%	-0.5%
Income taxes - expense/(benefit)	0.2%	-0.7%
Net income attributable to noncontrolling interest	0.0%	0.2%
Net income attributable to Methode Electronics, Inc.	2.1%	0.2%

Net Sales.  Consolidated net sales decreased $22.8 million, or 18.8%, to $98.5 million for the three months ended October 31, 2009 from $121.3 million for the three months ended November 1, 2008.  The Automotive segment net sales declined $19.0 million, or 25.3%, to $56.2 million for second quarter of fiscal 2010 from $75.2 million for the second quarter of fiscal 2009.  The decline is primarily attributable to lower sales to Delphi and Chrysler in the Automotive segment and the continued softening of the global economic environment.  Net sales benefited by $1.7 million for the three months ended October 31, 2009 relating to a one-time reversal of pricing contingencies which were accrued over several years and are no longer required.  The Interconnect segment net sales decreased $1.5 million, or 4.7%, to $30.5 million for the second quarter of fiscal 2010 as compared to $32.0 million for the second quarter of fiscal 2009.  The Power Products segment net sales decreased $2.2 million, or 19.0%, to $9.4 million for the second quarter of fiscal 2010 as compared to $11.6 million for the second quarter of fiscal 2009.  The Other segment net sales decreased $0.1 million, or 4.0%, to $2.4 million for the second quarter of fiscal 2010, as compared to $2.5 million in the second quarter of fiscal 2009.  Translation of foreign operations net sales in the three months ended October 31, 2009 increased reported net sales by $0.3 million or 0.3% due to currency rate fluctuations.

Other Income.  Other income increased $0.1 million, or 10.0%, to $1.1 million for the three months ended October 31, 2009 from $1.0 million for three months ended November 1, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Consolidated cost of products sold decreased $20.0 million, or 20.4%, to $77.8 million for the three months ended October 31, 2009 compared to $97.8 million for the three months ended November 1, 2008.  The decrease is due to the lower sales volumes.  Included in the cost of products sold for the three months ended October 31, 2009 is $0.7 million of asset write-downs relating to the termination of the Delphi supply arrangement.  Consolidated cost of products sold as a percentage of sales were 79.0% in the second quarter of fiscal 2010, compared to 80.6% in the second quarter of fiscal 2009.  Excluding the Delphi asset write-down and the $1.7 million reversal of pricing contingencies included in net sales, consolidated cost of products sold as a percentage of sales were 79.6% for the second quarter of fiscal 2010.  The decrease relates to restructuring and consolidation efforts that occurred in prior periods.

Gross Margins (including other income).  Consolidated gross margins (including other income) decreased $2.7 million, or 11.0%, to $21.8 million for the three months ended October 31, 2009 as compared to $24.5 million for the three months ended November 1, 2008.  Gross margins (including other income) as a percentage of net sales were 22.1% for the three months ended October 31, 2009 as compared to 20.2% for the three months ended November 1, 2008.  Excluding the Delphi asset write-down in cost of products sold and the $1.7 million reversal of pricing contingencies included in net sales, consolidated gross margins (including other income) as a percentage of sales were 21.5% for the second quarter of fiscal 2010.  The increase relates to higher other income in the second quarter of fiscal 2010 as well as restructuring and consolidation efforts that occurred in prior periods.

Restructuring.  In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  During the fiscal quarter ended October 31, 2009, we recorded a restructuring charge of $3.0 million related to this restructuring initiative, which consisted of $1.8 million for employee severance and $1.2 million relating to other costs.  We expect the March 2009 restructuring to be completed in the second half of fiscal 2010.

In January 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.  During the fiscal quarter ended October 31, 2009, we recorded a restructuring charge of $0.2 million related to this restructuring initiative, which consisted of $0.1 million for accelerated depreciation and $0.1 million relating to other costs.  During the fiscal quarter ended November 1, 2008, we recorded a restructuring charge of $6.3 million, which consisted of $1.6 million for employee severance, $4.4 million for impairment and accelerated depreciation, and $0.3 million relating to other costs.  We expect the January 2008 restructuring to be completed in the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.1 million, or 11.4%, to $16.4 million for the three months ended October 31, 2009 compared to $18.5 million for the three months ended November 1, 2008.  The decrease is due to lower intangible asset amortization expense and lower stock award amortization expense during the second quarter of fiscal 2010, partially offset by selling and administrative expenses from Hetronic, LLC, acquired in September 2008.  In addition, the selling and administrative expenses for the second quarter of fiscal 2010 included $1.5 million in legal fees relating to the Delphi supply arrangement dispute.  Selling and administrative expenses as a percentage of net sales increased to 16.6% in the three months ended October 31, 2009 from 15.3% for the three months ended November 1, 2008.

Interest Income, Net.  Interest income, net decreased $0.4 million, or 100.0%, in the three months ended October 31, 2009 to no interest income, net as compared to $0.4 million in the three months ended November 1, 2008.  The average cash balance was $63.8 million during the three months ended October 31, 2009 as compared to $94.6 million during the three months ended November 1, 2008.  The decrease in cash relates primarily to the Hetronic acquisition in the second quarter of fiscal 2009.  The average interest rate earned for the three months ended October 31, 2009 was 0.48% compared to 2.38% in the three months ended November 1, 2008.  Interest expense was $0.1 million for both the three months ended October 31, 2009 and November 1, 2008.

Other Income/(Expense), Net.  Other income/(expense), net increased $0.7 million, or 116.7% to income of $0.1 million for the three months ended October 31, 2009 as compared to an expense of $0.9 million for the three months ended November 1, 2008.  The three months ended October 31, 2009 included a $0.4 million gain recorded from life insurance policies owned by the Company in connection with an employee deferred compensation plan.  In addition, we recorded a gain of $0.3 million related to an enhanced cash fund (described below), in the second quarter of fiscal 2010, compared to a loss of $0.5 million in the second quarter of fiscal 2009.  During the second quarter of fiscal 2009, we recorded $2.5 million of unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with the acquisition of Hetronic.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

At August 1, 2009, approximately $2.4 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the cash redemption ability of its holders. In September, we received our remaining principal in the fund. The balance in the fund as of October 31, 2009 was zero.

During the second quarter of fiscal 2010, we recorded a gain of $0.3 million, of which $0.3 million was from a realized loss on redemptions of $2.4 million, offset by a realized gain of $0.6 million.

Income Taxes — Expense/(Benefit).  The effective income tax rate was 9.7% in the second quarter of fiscal 2010 compared with a benefit of 168.3% in the second quarter of fiscal 2009.  For the three months ended October 31, 2009, we have a loss before income taxes in our U.S.-based businesses.  Normally, a tax benefit is recorded relating to the net loss before income taxes, but due to the uncertainty of the future utilization of the tax benefit by our U.S.-based businesses, a valuation allowance was recorded offsetting the tax benefit in accordance with ASC No. 740 “Income Taxes” in the U.S.  See note 8 for additional information.  The effective tax rates for both the second quarter of fiscal 2010 and 2009 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign operations and a higher percentage of earnings at those foreign operations.

Net Income Attributable to Methode Electronics, Inc.   Net income attributable to Methode Electronics, Inc. increased $1.9 million, to $2.1 million for the three months ended October 31, 2009 as compared to $0.2 million for the three months ended November 1, 2008 due to the reversal of pricing contingencies included in net sales, lower restructuring expenses, lower other expenses, lower costs due to prior restructuring and consolidation efforts, partially offset by lower sales and increased income taxes.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$56.2	$75.2	$(19.0)	-25.3%
Other income	1.0	0.8	0.2	25.0%
	57.2	76.0	(18.8)	-24.7%

Cost of products sold	44.2	60.2	(16.0)	-26.6%

Gross margins (including other income)	13.0	15.8	(2.8)	-17.7%

Restructuring	2.3	4.4	(2.1)	-47.7%
Selling and administrative expenses	4.5	5.0	(0.5)	-10.0%
Interest income, net	—	0.2	(0.2)	-100.0%
Other expense, net	(0.6)	(0.4)	(0.2)	50.0%

Income before income taxes	$5.6	$6.2	$(0.6)	-9.7%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.8%	1.1%
Cost of products sold	78.6%	80.1%
Gross margins (including other income)	23.1%	21.0%
Restructuring	4.1%	5.9%
Selling and administrative expenses	8.0%	6.6%
Interest income, net	0.0%	0.3%
Other expense, net	-1.1%	-0.5%
Income before income taxes	10.0%	8.2%

Net Sales.  Automotive segment net sales decreased $19.0 million, or 25.3%, to $56.2 million for the three months ended October 31, 2009 from $75.2 million for the three months ended November 1, 2008.  Net sales to Delphi Corporation decreased $6.8 million, or 50.9%, to $6.6 million in the second quarter of 2010 as compared to the second quarter of fiscal 2009 due to lower sales volumes and the cancellation of the supply arrangement on September 10, 2009.  The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $0.4 million in the second quarter of fiscal 2010, compared to $5.8 million in the second quarter of fiscal 2009.  In addition, the decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry.  Net sales benefited by $1.7 million for the three months ended October 31, 2009 relating to a one-time reversal of pricing contingencies which were accrued for over several years and are no longer required.    Net sales have declined by 49.3% in North America and net sales have increased by 3.0% in Europe and 29.4% in Asia in the second quarter of fiscal 2010 as compared to fiscal 2009.  Translation of foreign operations net sales in the three months ended October 31, 2009 increased reported net sales by $0.3 million, or 0.5%, due to currency rate fluctuations.

Other Income.  Other income increased $0.2 million, or 25.0%, to $1.0 million for the three months ended October 31, 2009 from $0.8 million for three months ended November 1, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Automotive segment cost of products sold decreased $16.0 million, or 26.6%, to $44.2 million for the three months ended October 31, 2009 from $60.2 million for the three months ended November 1, 2008.  The decrease primarily relates to lower sales volumes.  Included in the cost of products sold for the three months ended October 31, 2009 is $0.7 million of asset write-downs relating to the termination of the Delphi supply arrangement.  The Automotive segment cost of products sold as a percentage of sales were 78.6% in the second quarter of fiscal 2010, compared to 80.1% in the second quarter of fiscal 2009.  Excluding the Delphi asset write-down and the $1.7 million reversal of pricing contingencies included in net sales, consolidated cost of products sold as a percentage of sales were 79.8% for the second quarter of fiscal 2010.  The decrease relates to restructuring and consolidation efforts that occurred in prior periods.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $2.8 million, or 17.7%, to $13.0 million for the three months ended October 31, 2009 as compared to $15.8 million for the three months ended November 1, 2008.  The Automotive segment gross margins (including other income) as a percentage of net sales were 23.1% for the three months ended October 31, 2009 as compared to 21.0% for the three months ended November 1, 2008.  Excluding the Delphi asset write-down in cost of products sold and the $1.7 million reversal of pricing contingencies included in net sales, the Automotive segment gross margins (including other income) as a percentage of sales were 22.0% for the second quarter of fiscal 2010.  The increase relates to higher other income in the second quarter of fiscal 2010 as well as restructuring and consolidation efforts that occurred in prior periods.

Restructuring.   In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  During the fiscal quarter ended October 31, 2009, we recorded a restructuring charge of $2.2 million related to this restructuring initiative, which consisted of $1.7 million for employee severance and $0.5 million relating to other costs.  We expect the March 2009 restructuring to be completed during the second half of fiscal 2010.

In January 2008, we announced a restructuring of our U.S.-based automotive operations.  During the fiscal quarter ended October 31, 2009, the Automotive segment recorded a restructuring charge of $0.1 million for this restructuring initiative for accelerated depreciation.  During the fiscal quarter ended November 1, 2008, the Automotive segment recorded a restructuring charge of $4.4 million for this restructuring initiative, which consisted of $1.1 million for employee severance, $3.0 million for impairment and accelerated depreciation and $0.3 million for other costs.  We expect the January 2008 restructuring to be completed during the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 10.0%, to $4.5 million for the three months ended October 31, 2009 compared to $5.0 million for the three months ended November 1, 2008.  Selling and administrative expenses decreased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to restructuring and consolidations efforts, however, the second quarter of fiscal 2010 includes $1.5 million of legal fees associated with the Delphi supply arrangement termination dispute.  Selling and administrative expenses as a percentage of net sales were 8.0% for the three months ended October 31, 2009 and 6.6% for the three months ended November 1, 2008.

Interest Income, Net.  Net interest income was zero in the three months ended October 1, 2009 compared to $0.2 million in the three months ended November 1, 2008.

Other Expense, Net.  Other expense, net was $0.6 million for the three months ended October 31, 2009 as compared to $0.4 million for the three months ended November 1, 2008.  During the second quarter of fiscal 2009, we recorded $2.5 million of unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with the acquisition of Hetronic.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes decreased $0.6 million, or 9.7%, to $5.6 million for the three months ended October 31, 2009 compared to $6.2 million for the three months ended November 1, 2008 due to lower sales volumes, the asset write-down and legal fees relating to the termination of the Delphi arrangement, offset by lower currency exchange losses, the reversal of one-time pricing contingencies included in net sales, lower costs relating to restructuring and consolidation efforts and lower restructuring costs.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$30.5	$32.0	$(1.5)	-4.7%
Other income	—	0.1	(0.1)	-100.0%
	30.5	32.1	(1.6)	-5.0%

Cost of products sold	23.4	24.8	(1.4)	-5.6%

Gross margins (including other income)	7.1	7.3	(0.2)	-2.7%

Restructuring	0.7	1.9	(1.2)	-63.2%
Selling and administrative expenses	5.7	8.4	(2.7)	-32.1%
Interest income	0.1	0.1	—	0.0%
Other income, net	0.1	0.4	(0.3)	-75.0%

Income/(loss) before income taxes	$0.9	$(2.5)	$3.4	-136.0%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.0%	0.3%
Cost of products sold	76.7%	77.5%
Gross margins (including other income)	23.3%	22.8%
Restructuring	2.3%	5.9%
Selling and administrative expenses	18.7%	26.3%
Interest income	0.3%	0.3%
Other income, net	0.3%	1.3%
Income/(loss) before income taxes	3.0%	-7.8%

Net Sales.  Interconnect segment net sales decreased $1.5 million, or 4.7%, to $30.5 million for the three months ended October 31, 2009 from $32.0 million for the three months ended November 1, 2008.  Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008.  Excluding Hetronic, North American net sales declined 5.2%, Europe declined 36.7% and Asia declined 28.6% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.  The net sales decline was primarily due to the softening of the global economy and restructuring of our Connector and Duel businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.

Other Income.  Other income was zero for the three months ended October 31, 2009, compared to $0.1 million for the three months ended November 1, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $1.4 million, or 5.6%, to $23.4 million for the three months ended October 31, 2009 compared to $24.8 million for the three months ended November 1, 2008.  Interconnect segment cost of products sold as a percentage of net sales decreased to 76.7% for the three months ended October 31, 2009 compared to 77.5% for the three months ended November 1, 2008.  The decrease in cost of products sold as a percentage of net sales primarily relates to restructuring efforts in previous periods, partially offset by lower sales volumes in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) decreased $0.2 million, or 2.7%, to $7.1 million for the three months ended October 31, 2009 as compared to $7.3 million for the three months ended November 1, 2008.  Gross margins (including other income) as a percentage of net sales increased to 23.3% for the three months ended October 31, 2009 from 22.8% for the three months ended November 1, 2008.  The increase in gross margins (including other income) as a percentage of net sales primarily relates to restructuring efforts in previous periods, partially offset by lower sales volumes and lower other income in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.

Restructuring.  In March 2009, we announced additional restructuring actions to consolidate manufacturing facilities.  During the fiscal quarter ended October 31, 2009, the Interconnect segment recorded a restructuring charge of $0.6 million related to this restructuring initiative, which consisted of $0.2 million for employee severance and $0.4 million for other costs.  We expect the March 2009 restructuring to be completed during the second half of fiscal 2010.

In January 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment.  During the fiscal quarter ended October 31, 2009, the Interconnect segment recorded a restructuring charge of $0.1 million related to this restructuring initiative for accelerated depreciation costs.  During the fiscal quarter ended November 1, 2008, the Interconnect segment recorded a restructuring charge of $1.9 million related to this restructuring initiative, which consisted of $0.6 million for employee severance and $1.3 million for impairment and accelerated depreciation.  We expect the January 2008 restructuring to be completed during the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.7 million, or 32.1%, to $5.7 million for the three months ended October 31, 2009 compared to $8.4 million for the three months ended November 1, 2008.  Selling and administrative expenses are lower due to reduced intangible asset amortization expenses, partially offset by higher selling and administrative expenses due to the Hetronic acquisition.  In addition, selling and administrative expenses (not including Hetronic) were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009.  Selling and administrative expenses as a percentage of net sales decreased to 18.7% in the three months ended October 31, 2009 from 26.3% for the three months ended November 1, 2008.

Interest Income, Net.  Interest income, net was $0.1 million for both the three months ended October 31, 2009 and November 1, 2008.

Other Income, Net.  Other income, net was $0.1 million for the three months ended October 31, 2009, compared to $0.4 million for the three months ended November 1, 2008.  The functional currencies of these operations are the British pound, Czech koruna, Euro and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Interconnect income/(loss) before income taxes increased $3.4 million to income of $0.9 million for the three months ended October 31, 2009 compared to a loss of $2.5 million for the three months ended November 1, 2008 due to lower intangible asset amortization expenses, lower cost selling and administrative expenses due to restructuring efforts, lower restructuring expenses, partially offset by lower sales volumes and other income.

Power Products Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$9.4	$11.6	$(2.2)	-19.0%

Cost of products sold	7.3	9.5	(2.2)	-23.2%

Gross margins	2.1	2.1	—	0.0%

Restructuring	0.1	—	0.1	0.0%
Selling and administrative expenses	1.5	1.5	—	0.0%
Other - expense	—	(0.1)	0.1	-100.0%

Income before income taxes	$0.5	$0.5	$—	0.0%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	77.7%	81.9%
Gross margins (including other income)	22.3%	18.1%
Restructuring	1.1%	0.0%
Selling and administrative expenses	16.0%	12.9%
Other - expense	0.0%	-0.9%
Income before income taxes	5.3%	4.3%

Net Sales.  Power Products segment net sales decreased $2.2 million, or 19.0% to $9.4 million for the three months ended October 31, 2009 compared to $11.6 million for the three months ended November 1, 2008.  Net sales have declined in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 by 26.6% in North America and 5.6% in Asia.  The decline was driven by lower demand for our busbar, flexible cabling and heat sink products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $2.2 million, or 23.2%, to $7.3 million for the three months ended October 31, 2009 compared to $9.5 million for the three months ended November 1, 2008.  The Power Products segment cost of products sold as a percentage of sales decreased to 77.7% for the three months ended October 31, 2009 from 81.9% for the three months ended November 1, 2008.  The decrease is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins were $2.1 million for both the three months ended October 31, 2009 and November 1, 2008. Gross margins as a percentage of net sales increased to 22.3% for the three months ended October 31, 2009 from 18.1% for the three months ended November 1, 2008.  The increase is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Restructuring.   In March 2009, we announced restructuring actions to consolidate manufacturing facilities.  During the fiscal quarter ended October 31, 2009, the Power Products segment recorded a restructuring charge of $0.1 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses was $1.5 million for both the three months ended October 31, 2009 and November 1, 2008.  Selling and administrative expenses as a percentage of net sales increased to 16.0% in the three months ended October 31, 2009 from 12.9% for the three months ended November 1, 2008.

Other Expense.  Other expense was zero for the three months ended October 31, 2009, compared to $0.1 million for the three months ended November 1, 2008.

Income Before Income Taxes.  Power Products income before income taxes was $0.5 million for both the three months ended October 31, 2009 and November 1, 2008 due to lower sales volumes, offset by lower costs due to prior restructuring and consolidation efforts.

Other Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$2.4	$2.5	$(0.1)	-4.0%

Cost of products sold	2.3	2.6	(0.3)	-11.5%

Gross margins	0.1	(0.1)	0.2	0.0%

Selling and administrative expenses	0.8	0.7	0.1	14.3%

Loss before income taxes	$(0.7)	$(0.8)	$0.1	-12.5%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	95.8%	104.0%
Gross margins	4.2%	-4.0%
Selling and administrative expenses	33.3%	28.0%
Loss before income taxes	-29.2%	-32.0%

Net Sales.  The Other segment net sales decreased $0.1 million, or 4.0%, to $2.4 million for the three months ended October 31, 2009, compared to $2.5 million for the three months ended November 1, 2008.  Net sales from our torque-sensing business increased 7.6% in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Net sales from our testing facilities decreased 11.1% in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

Cost of Products Sold.  Other segment cost of products sold decreased $0.3 million to $2.3 million for the three months ended October 31, 2009 compared to $2.6 million for the three months ended November 1, 2008.  The decrease is due to a decrease in prototypes in our torque-sensing business in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Cost of products sold as a percentage of sales decreased to 95.8% in the second quarter of fiscal 2010 compared to 104.0% in the second quarter of fiscal 2009.

Gross Margins.  The Other segment gross margins were $0.1 million for the three months ended October 31, 2009, compared to a loss of $0.1 million for the three months ended November 1, 2008.  The decrease in net sales were offset by a decrease in prototypes in our torque-sensing business in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 14.3%, to $0.8 million for the three months ended October 31, 2009, compared to $0.7 million for the three months ended November 1, 2008.  Selling and administrative expenses as a percentage of net sales increased to 33.3% in the three months ended October 31, 2009 from 28.0% for the three months ended November 1, 2008.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $0.1 to $0.7 million for the three months ended October 31, 2009, compared to $0.8 million for the three months ended November 1, 2008.  The decrease in net sales was offset by the lower cost of products sold for prototypes.  Selling and administrative expenses increased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

Results of Operations for the Six Months Ended October 31, 2009 as Compared to the Six Months Ended November 1, 2008.

Consolidated Results

Below is a table summarizing results for the six months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$188.3	$255.8	$(67.5)	-26.4%
Other income	2.5	1.7	0.8	47.1%
	190.8	257.5	(66.7)	-25.9%

Cost of products sold	148.7	203.2	(54.5)	-26.8%

Gross margins (including other income)	42.1	54.3	(12.2)	-22.5%

Restructuring	6.8	11.2	(4.4)	-39.3%
Selling and administrative expenses	32.3	35.0	(2.7)	-7.7%
Interest income/(expense), net	(0.1)	1.0	(1.1)	-110.0%
Other expense, net	(0.3)	(0.9)	0.6	-66.7%
Income taxes - expense	0.5	1.0	(0.5)	-50.0%
Net income attributable to noncontrolling interest	—	0.2	(0.2)	-100.0%

Net income attributable to Methode Electronics, Inc.	$2.1	$7.0	$(4.9)	-70.0%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.3%	0.7%
Cost of products sold	79.0%	79.4%
Gross margins (including other income)	22.4%	21.2%
Restructuring	3.6%	4.4%
Selling and administrative expenses	17.2%	13.7%
Interest income/(expense), net	-0.1%	0.4%
Other expense, net	-0.2%	-0.4%
Income taxes - expense	0.3%	0.4%
Net income attributable to noncontrolling interest	0.0%	0.1%
Net income attributable to Methode Electronics, Inc.	1.1%	2.7%

Net Sales.  Consolidated net sales decreased $67.5 million, or 26.4%, to $188.3 million for the six months ended October 31, 2009 from $255.8 million for six months ended November 1, 2008.  The Automotive segment net sales declined $52.5 million or 32.8% to $107.4 million for first half of fiscal 2010 from $159.9 million for the first half of fiscal 2009.  The decline is primarily attributable to lower sales to Delphi and Chrysler in the Automotive segment and the continued softening of the global economic environment.  The Interconnect segment net sales decreased $12.4 million, or 18.3% to $55.2 million for the first half of fiscal 2010 as compared to $67.6 million for the first half of fiscal 2009.  The Power Products segment net sales decreased $3.0 million, or 12.7% to $20.6 million for the first half of fiscal 2010 as compared to $23.6 million for the first half of fiscal 2009.  The Other segment net sales increased $0.4 million to $5.1 million for the first half of fiscal 2010, as compared to $4.7 million in the first half of fiscal 2009.  Translation of foreign operations net sales in the six months ended October 31, 2009 decreased reported net sales by $1.6 million or 0.8% due to currency rate fluctuations.

Other Income.  Other income increased $0.8 million, or 47.1%, to $2.5 million for the six months ended October 31, 2009 from $1.7 million for the six months ended November 1, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Consolidated cost of products sold decreased $54.5 million, or 26.8%, to $148.7 million for the six months ended October 31, 2009 compared to $203.2 million for the six months ended November 1, 2008.  The decrease is due to the lower sales volumes.  Consolidated cost of products sold as a percentage of sales were 79.0% in the first half of fiscal 2010, compared to 79.4% in the first half of fiscal 2009.  The decrease relates to restructuring and consolidation efforts that occurred in prior periods.

Gross Margins (including other income).  Consolidated gross margins (including other income) decreased $12.2 million, or 22.5%, to $42.1 million for the six months ended October 31, 2009 as compared to $54.3 million for the six months ended November 1, 2008.  Gross margins (including other income) as a percentage of net sales were 22.4% for the six months ended October 31, 2009 as compared to 21.2% for the six months ended November 1, 2008.  The increase relates to higher other income in the second quarter of fiscal 2010 as well as restructuring and consolidation efforts that occurred in prior periods.

Restructuring.  In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  During the first half of fiscal 2010, we recorded a restructuring charge of $5.0 million related to this restructuring initiative, which consisted of $3.5 million for employee severance and $1.5 million relating to other costs.  We expect the March 2009 restructuring to be completed in the second half of fiscal 2010.

In January 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.  During the first half of fiscal 2010, we recorded a restructuring charge of $1.8 million related to this restructuring, which consisted of $0.2 million for employee severance, $1.5 million for the impairment and accelerated depreciation and $0.1 million relating to other costs.  During the first half of fiscal 2009, we recorded a restructuring charge of $11.2 million, which consisted of $4.4 million for employee severance, $5.9 million for impairment and accelerated depreciation, $0.2 million for inventory write-downs and $0.7 million relating to other costs.  We expect the January 2008 restructuring to be completed in the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.7 million, or 7.7%, to $32.3 million for the six months ended October 31, 2009 compared to $35.0 million for the six months ended November 1, 2008.  The decrease is due to lower intangible asset amortization expense and lower stock award amortization expense during the first half of fiscal 2010, partially offset by selling and administrative expenses from Hetronic, LLC, acquired in September 2008.  In addition, the selling and administrative expenses for the first half of fiscal 2010 included $1.9 million in legal fees relating to the Delphi supply arrangement dispute.  Selling and administrative expenses as a percentage of net sales increased to 17.2% in the six months ended October 31, 2009 from 13.7% for the six months ended November 1, 2008.

Interest Income/(Expense), Net.  Net interest income decreased $1.1 million, or 110.0%, in the six months ended October 31, 2009 to an expense of $0.1 million as compared to income of $1.0 million in the six months ended November 1, 2008.  The average cash balance was $62.4 million during the six months ended October 31, 2009 as compared to $105.3 million during the six months ended November 1, 2008.  The decrease in cash relates primarily to the Hetronic acquisition in the second quarter of fiscal 2009.  The average interest rate earned for the six months ended October 31, 2009 was 0.44% compared to 2.14% in the six months ended November 1, 2008.  Interest expense was $0.3 million and $0.1 million for the six months ended October 31, 2009 and November 1, 2008, respectively.  The interest expense in the first half of fiscal 2010 included $0.1 million of fees related to the amendment of our bank agreement.

Other Expense, Net.  Other expense, net was $0.3 million for the six months ended October 31, 2009 as compared to $0.6 million for the six months ended November 1, 2008.  The increase is primarily due to the weakening of the U.S. dollar versus the Euro and Czech koruna during the first half of fiscal 2010 as compared to the first half of fiscal 2009.  The six months ended October 31, 2009 included a $0.4 million gain recorded from life insurance policies owned by the Company in connection with an employee deferred compensation plan.  In addition, we recorded a gain of $0.6 million related to an enhanced cash fund (described below), in the first half of fiscal 2010, compared to a loss of $0.5 million in the first half of fiscal 2009.  During the second half of fiscal 2009, we recorded $2.5 million of unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with the acquisition of Hetronic, partially offset by currency exchange gains recorded in the same period.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

At August 1, 2009, approximately $2.4 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the cash redemption ability of its holders. In September, we received our remaining principal in the fund. The balance in the fund as of October 31, 2009 was zero.

For the first six months of fiscal 2010, we recorded a gain of $0.6 million, of which $0.4 million was from a realized loss on redemptions of $3.5 million, offset by a realized gain of $1.0 million.

Income Taxes - Expense.  The effective income tax rate was 19.8% for the first half of fiscal 2010 compared with 12.5% for the first half of fiscal 2009.  For the six months ended October 31, 2009, we have a loss before income taxes in our U.S.-based businesses.  Normally, a tax benefit is recorded relating to the net loss before income taxes, but due to the uncertainty of the future utilization of the tax benefit by our U.S.-based businesses, a valuation allowance was recorded offsetting the tax benefit in accordance with ASC No. 740 “Income Taxes” in the U.S.  See note 8 for additional information.  The effective tax rates for both the first half of fiscal 2010 and 2009 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign operations and a higher percentage of earnings at those foreign operations.

Net Income.  Net income decreased $4.9 million, or 70.0%, to $2.1 million for the six months ended October 31, 2009, compared to $7.0 million for the six months ended November 1, 2008, due to lower restructuring expenses, lower costs due to prior restructuring and consolidation efforts, partially offset by lower sales, lower other expenses, lower interest income and increased income taxes.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$107.4	$159.9	$(52.5)	-32.8%
Other income	2.3	1.3	1.0	76.9%
	109.7	161.2	(51.5)	-31.9%

Cost of products sold	86.0	127.8	(41.8)	-32.7%

Gross margins (including other income)	23.7	33.4	(9.7)	-29.0%

Restructuring	5.0	7.5	(2.5)	-33.3%
Selling and administrative expenses	9.0	9.1	(0.1)	-1.1%
Interest income, net	—	0.3	(0.3)	-100.0%
Other expense, net	(1.2)	(0.5)	(0.7)	140.0%

Income before income taxes	$8.5	$16.6	$(8.1)	-48.8%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	2.1%	0.8%
Cost of products sold	80.1%	79.9%
Gross margins (including other income)	22.1%	20.9%
Restructuring	4.7%	4.7%
Selling and administrative expenses	8.4%	5.7%
Interest income, net	0.0%	0.2%
Other expense, net	-1.1%	-0.3%
Income before income taxes	7.9%	10.4%

Net Sales.  Automotive segment net sales decreased $52.5 million, or 32.8%, to $107.4 million for the six months ended October 31, 2009 from $159.9 million for the six months ended November 1, 2008.  Net sales to Delphi Corporation decreased $9.8 million, or 41.0%, to $14.1 million in the first half of fiscal 2010 as compared to the first half fiscal 2009 due to lower sales volumes and the cancellation of the supply arrangement on September 10, 2009.  The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $1.0 million in the first half of fiscal 2010, compared to $16.1 million in the first half of fiscal 2009.  In addition, the decline is attributable to the softening of the global economic environment, especially the effect on the North American automotive industry.  Net sales benefited by $1.7 million for the three months ended October 31, 2009 relating to a one-time reversal of pricing contingencies which were accrued over several years and are no longer required.    Net sales have declined by 48.5% in North America and 15.2% in Europe, and net sales have increased by 15.2% in Asia in the first half of fiscal 2010 as compared to the first half of fiscal 2009.  Translation of foreign operations net sales in the three months ended October 31, 2009 decreased reported net sales by $1.3 million, or 1.2%, due to currency rate fluctuations.

Other Income.  Other income increased $1.0 million, or 76.9%, to $2.3 million for the six months ended October 31, 2009 from $1.3 million for six months ended November 1, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Automotive segment cost of products sold decreased $41.8 million, or 32.7%, to $86.0 million for the six months ended October 31, 2009 from $127.8 million for the six months ended November 1, 2008.  The decrease primarily relates to lower sales volumes.  Included in the cost of products sold for the six months ended October 31, 2009 is $0.7 million of asset write-downs relating to the termination of the Delphi supply arrangement.  The Automotive segment cost of products sold as a percentage of sales were 80.1% in the first half of fiscal 2010, compared to 79.9% in the second first half of fiscal 2009.  Excluding the Delphi asset write-down in cost of products sold and the $1.7 million reversal of pricing contingencies included in net sales, consolidated cost of products sold as a percentage of sales were 80.7% for the first half of fiscal 2010.  The increase reflects inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010, partially offset by restructuring and consolidation efforts.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $9.7 million, or 29.0%, to $23.7 million for the six months ended October 31, 2009 as compared to $33.4 million for the six months ended November 1, 2008.  Gross margins (including other income) as a percentage of net sales increased to 22.1% for the six months ended October 31, 2009 from 20.9% for the six months ended November 1, 2008.  Excluding the Delphi asset write-down in cost of products sold and the $1.7 million reversal of pricing contingencies included in net sales, the Automotive segment gross margins (including other income) as a percentage of sales were 21.5% for the first half of fiscal 2010.  The increase relates to higher other income in the first half of fiscal 2010 as well as restructuring and consolidation efforts that occurred in prior periods, partially offset by inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010.

Restructuring.   In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  During the first half of fiscal 2010, we recorded a restructuring charge of $3.2 million related to this restructuring initiative, which consisted of $2.7 million for employee severance and $0.5 million relating to other costs.  We expect the March 2009 restructuring to be completed during the second half of fiscal 2010.

In January 2008, we announced a restructuring of our U.S.-based automotive operations.  During the first half of fiscal 2010, the Automotive segment recorded a restructuring charge of $1.8 million for this restructuring initiative, which consisted of $0.2 million for employee severance, $1.5 million for the impairment and accelerated depreciation and $0.1 in other costs.  During the first half of fiscal 2009, the Automotive segment recorded a restructuring charge of $7.5 million for this restructuring initiative, which consisted of $3.2 million for employee severance, $3.7 million for impairment and accelerated depreciation and $0.6 million for other costs.  We expect the January 2008 restructuring to be completed during the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 1.1%, to $9.0 million for the six months ended October 31, 2009 compared to $9.1 million for the six months ended November 1, 2008.  Selling and Administrative expenses decreased slightly in the first half of fiscal 2010 compared to the first half of fiscal 2009 due to restructuring and consolidation efforts, however, the first half of fiscal 2010 includes $1.9 million of legal fees associated with the Delphi supply arrangement termination dispute.  Selling and administrative expenses as a percentage of net sales were 8.4% for the six months ended October 31, 2009 and 5.7% for the six months ended November 1, 2008.

Interest Income, Net.  Net interest income was zero in the first half of fiscal 2010, compared to $0.3 million in the first half of fiscal 2009.

Other Expense, Net.  Other expense, net increased $0.7 million, or 140.0%, to $1.2 million in the first half of fiscal 2010, compared to $0.5 million in the first half of fiscal 2009.  The increase is primarily due to the weakening of the U.S. dollar versus the Euro during the first half of fiscal 2010 as compared to the first half of fiscal 2009.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes decreased $8.1 million, or 48.8%, to $8.5 million for the six months ended October 31, 2009 compared to $16.6 million for the six months ended November 1, 2008 due to lower sales volumes, the asset write-down and legal fees relating to the termination of the Delphi arrangement, offset by the reversal of one-time pricing contingencies, lower costs relating to prior restructuring and consolidation efforts and lower restructuring costs.

Interconnect Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$55.2	$67.6	$(12.4)	-18.3%
Other income	0.1	0.1	—	0.0%
	55.3	67.7	(12.4)	-18.3%

Cost of products sold	41.9	51.4	(9.5)	-18.5%

Gross margins (including other income)	13.4	16.3	(2.9)	-17.8%

Restructuring	1.4	3.7	(2.3)	-62.2%
Selling and administrative expenses	10.9	15.3	(4.4)	-28.8%
Interest income	0.1	0.2	(0.1)	-50.0%
Other expense, net	—	0.3	(0.3)	-100.0%

Income/(loss) before income taxes	$1.2	$(2.2)	$3.4	-154.5%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.2%	0.1%
Cost of products sold	75.9%	76.0%
Gross margins (including other income)	24.3%	24.1%
Restructuring	2.5%	5.5%
Selling and administrative expenses	19.7%	22.6%
Interest income	0.2%	0.3%
Other expense, net	0.0%	0.4%
Income/(loss) before income taxes	2.2%	-3.3%

Net Sales.  Interconnect segment net sales decreased $12.4 million, or 18.3%, to $55.2 million for the six months ended October 31, 2009 from $67.6 million for the six months ended November 1, 2008.  Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008.  Excluding Hetronic, North American net sales declined 26.1%, Europe declined 34.8% and Asia declined 43.0% in the first half of fiscal 2010 as compared to the first half of fiscal 2009.  The net sales decline was primarily due to the softening of the global economy and restructuring of our Connector and Duel businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.  Translation of foreign operations net sales in the six months ended October 31, 2009 decreased reported net sales by $0.3 million, or 0.5%, due to currency rate fluctuations.

Other Income.  Other income was $0.1 million for both the six months ended October 31, 2009 and November 1, 2008.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $9.5 million, or 18.5%, to $41.9 million for the six months ended October 31, 2009 compared to $51.4 million for the six months ended November 1, 2008.  Interconnect segment cost of products sold as a percentage of net sales decreased to 75.9% for the six months ended October 31, 2009 compared to 76.0% for the six months ended November 1, 2008.  The decrease in cost of products sold as a percentage of net sales primarily relates to restructuring efforts in previous periods, partially offset by lower sales volumes in the first half of fiscal 2010 as compared to the first half of fiscal 2009.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) decreased $2.9 million, or 17.8%, to $13.4 million for the six months ended October 31, 2009 as compared to $16.3 million for the six months ended November 1, 2008.  Gross margins (including other income) as a percentage of net sales increased to 24.3% for the six months ended October 31, 2009 from 24.1% for the six months ended November 1, 2008.  The increase in gross margins (including other income) as a percentage of net sales primarily relates to restructuring efforts in previous periods, partially offset by lower sales volumes in the first half of fiscal 2010 as compared to the first half of fiscal 2009.

Restructuring.  In March 2009, we announced additional restructuring actions to consolidate manufacturing facilities to reduce costs.  During the first half of fiscal 2010, the Interconnect segment recorded a restructuring charge of $1.3 million related to this restructuring initiative, which consisted of $0.4 million for employee severance and $0.9 million for other costs.  We expect the March 2009 restructuring to be completed during the second half of fiscal 2010.

In January 2008, we announced our decision to discontinue producing certain legacy products in the Interconnect segment.  During the first half of fiscal 2010, the Interconnect segment recorded a restructuring charge of $0.1 million for accelerated depreciation.  During the fiscal first half of fiscal 2009, we recorded a restructuring charge of $3.7 million, which consisted of $1.2 million for employee severance, $2.2 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.1 relating to professional fees.  We expect the January 2008 restructuring to be completed during the second half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $4.4 million, or 28.8%, to $10.9 million for the six months ended October 31, 2009 compared to $15.3 million for the six months ended November 1, 2008.  Selling and administrative expenses are lower due to reduced intangible asset amortization expenses, partially offset by higher selling and administrative expenses due to the Hetronic acquisition.  In addition, selling and administrative expenses (not including Hetronic) were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009.  Selling and administrative expenses as a percentage of net sales decreased to 19.7% in the six months ended October 31, 2009 from 22.6% for the six months ended November 1, 2008.

Interest Income, Net.  Interest income, net decreased $0.1 million, or 50%, to $0.1 million for the six months ended October 31, 2009, compared to $0.2 million for the six months ended November 1, 2008.

Other Expense, Net.  Other expense, net was zero for the six months ended October 31, 2009, compared to income of $0.3 for the six months ended November 1, 2008.  The functional currencies of these operations are the British pound, Czech koruna, Euro and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Interconnect income/(loss) before income taxes increased $3.4 million, or 154.5%, to income of $1.2 million for the six months ended October 31, 2009 compared to a loss of $2.2 million for the six months ended November 1, 2008 due to lower intangible asset amortization expenses, lower selling and administrative expenses due to prior restructuring efforts, lower restructuring expenses, partially offset by lower sales volumes.

Power Products Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$20.6	$23.6	$(3.0)	-12.7%

Cost of products sold	16.1	19.2	(3.1)	-16.1%

Gross margins	4.5	4.4	0.1	2.3%

Restructuring	0.4	—	0.4	0.0%
Selling and administrative expenses	3.0	2.9	0.1	3.4%
Other - expense	—	(0.2)	0.2	-100.0%

Income before income taxes	$1.1	$1.3	$(0.2)	-15.4%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	78.2%	81.4%
Gross margins (including other income)	21.8%	18.6%
Restructuring	1.9%	0.0%
Selling and administrative expenses	14.6%	12.3%
Other - expense	0.0%	-0.8%
Income before income taxes	5.3%	5.5%

Net Sales.  Power Products segment net sales decreased $3.0 million, or 12.7% to $20.6 million for the six months ended October 31, 2009 compared to $23.6 million for the six months ended November 1, 2008.  Net sales have declined in the first half of fiscal 2010 as compared to the first half of fiscal 2009 by 18.8% in North America and 8.3% in Asia.  The decline was driven by lower demand for our busbar, flexible cabling and heat sink products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $3.1 million, or 16.1%, to $16.1 million for the six months ended October 31, 2009 compared to $19.2 million for the six months ended November 1, 2008.  The Power Products segment cost of products sold as a percentage of sales decreased to 78.2% for the six months ended October 31, 2009 from 81.4% for the six months ended November 1, 2008.  The decrease is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins increased $0.1 million, or 2.3%, to $4.5 million for the six months ended October 31, 2009, compared to $4.4 million for the six months ended November 1, 2008. Gross margins as a percentage of net sales increased to 21.8% for the six months ended October 31, 2009 from 18.6% for the six months ended November 1, 2008.  The increase is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Restructuring.   In March 2009, we announced restructuring actions to consolidate manufacturing facilities.  During the first half of fiscal 2010, the Power Products segment recorded a restructuring charge of $0.4 million, which consisted of $0.1 million for employee severance and $0.3 million relating to other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 3.4%, to $3.0 million for the six months ended October 31, 2009 compared to $2.9 million for the six months ended November 1, 2008.  Selling and administrative expenses increased due to slightly higher professional services fees during the first half of fiscal 2010 as compared to the first half of fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 14.6% in the six months ended October 31, 2009 from 12.3% for the six months ended November 1, 2008.

Other Expense.  Other expense was zero for the six months ended October 31, 2009, compared to $0.2 million for the six months ended November 1, 2008.

Income Before Income Taxes.  Power Products income before income taxes decreased $0.2 million, or 11.6%, to $1.1 million for the six months ended October 31, 2009, compared to $1.3 million for the six months ended November 1, 2008 due to lower sales volumes, higher restructuring expenses, and higher professional fees, partially offset by lower cost of products sold due to prior restructuring and consolidation efforts.

Other Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

	October 31,	November 1,
	2009	2008	Net Change	Net Change
Net sales	$5.1	$4.7	$0.4	8.5%

Cost of products sold	4.9	4.6	0.3	6.5%

Gross margins	0.2	0.1	0.1	100.0%

Selling and administrative expenses	1.5	1.4	0.1	7.1%

Loss before income taxes	$(1.3)	$(1.3)	$(0.0)	0.0%

	October 31,	November 1,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	96.1%	97.9%
Gross margins	3.9%	2.1%
Selling and administrative expenses	29.4%	29.8%
Loss before income taxes	-25.5%	-27.7%

Net Sales.  The Other segment net sales increased $0.4 million, or 8.5%, to $5.1 million for the six months ended October 31, 2009, compared to $4.7 million for the six months ended November 1, 2008.  Net sales from our torque-sensing business increased 28.6% in the first half of fiscal 2010 compared to the first half of fiscal 2009.  Net sales from our testing facilities were flat in the first half of fiscal 2010 compared to the first half of fiscal 2009.

Cost of Products Sold.  Other segment cost of products sold increased $0.3 million, or 6.5%, to $4.9 million for the six months ended October 31, 2009 compared to $4.6 million for the six months ended November 1, 2008.  The increase is due to an increase in prototypes in our torque-sensing business in the first half of fiscal 2010 compared to the first half of fiscal 2009.  Cost of products sold as a percentage of sales decreased to 96.1% in the first half of fiscal 2010 compared to 97.9% in the first half of fiscal 2009.

Gross Margins.  The Other segment gross margins increased $0.1 million, or 100.0%, to $0.2 million for the six months ended October 31, 2009, compared to $0.1 million for the six months ended November 1, 2008.  The increase in net sales was offset by an increase in cost of products sold in the first half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 7.1%, to $1.5 million for the six months ended October 31, 2009, compared to $1.4 million for the six months ended

November 1, 2008.  Selling and administrative expenses as a percentage of net sales decreased to 29.4% for the six months ended October 31, 2009 from 29.8% for the three months ended November 1, 2008.

Loss Before Income Taxes.  The Other segment loss before income taxes was $1.3 million for both the six months ended October 31, 2009 and November 1, 2008.   The increase in net sales was offset by the increase in cost of products sold in the first half of fiscal 2010 compared to the first half of fiscal 2009.

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

We have an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At October 31, 2009, we were in compliance with these covenants and had no borrowings against this credit facility.

At August 1, 2009, approximately $2.4 million was invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the cash redemption ability of its holders. In September, we received our remaining principal in the fund. The balance in the fund as of October 31, 2009 was zero.

During the second quarter of fiscal 2010, we recorded a gain of $0.3 million, of which $0.3 million was from a realized loss on redemptions of $2.4 million, offset by a realized gain of $0.6 million. For the first six months of fiscal 2010, we recorded a gain of $0.6 million, of which $0.4 million was from a realized loss on redemptions of $3.5 million, offset by a realized gain of $1.0 million.

Net cash provided by operating activities decreased $13.8 million, or 46.9%, to $15.6 million for the first half of fiscal 2010 compared to $29.4 million in the first half of fiscal 2009.  The decrease was due to our net income decreasing $4.8 million to $2.2 million for the first half of fiscal 2010, compared to net income of $7.0 million in the first half of fiscal 2009.  In addition, non-cash charge add-backs were unfavorable, due to lower depreciation and amortization expenses and non-cash translation expense, partially offset by favorable changes in assets and liabilities in the first half of fiscal 2010 compared to the first half of fiscal 2009.  The primary factor in the Company’s ability to generate cash from operations is our net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash.  Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash.  Additional contributors or offsets to cash flows from operations are working capital requirements.

Net cash used in investing activities decreased $60.8 million to $6.0 million for the first half of fiscal 2010, compared to $66.8 million for the first half of fiscal 2009.  Purchases of plant and equipment decreased $3.8 million, to $5.8 million for the first half of fiscal 2010, compared to $9.6 million for the first half of fiscal 2009.  In the first half of fiscal 2009, we acquired certain assets of Hetronic LLC (Hetronic) for $53.6 million in cash.  We also incurred $2.4 million in transaction costs related to the purchase.  Also in the first six months of fiscal 2009, we made a contingent payment of $0.8 million related to the VEP acquisition.

Net cash used in financing activities was $5.2 million for the first half of fiscal 2010, compared to $9.5 million for the first half of fiscal 2009.  We paid cash dividends of $5.2 million in the first half of fiscal 2010, compared to $4.5 million in the first half of fiscal 2009.  Our board of directors approved a stock repurchase plan in September 2008 to purchase up to 3,000,000 shares.  The plan expires May 1, 2010.  In the first half of fiscal 2009, we purchased 639,880 shares for $5.1 million.  There were no shares purchased in the first half of fiscal 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.2 million and $2.8 million for periods ended October 31, 2009 and May 2, 2009, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $11.9 million at October 31, 2009 and $10.8 million at May 2, 2009.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply arrangement pursuant to which Methode was to supply all of Delphi’s requirements for the silicone bladders used in Delphi’s occupant restraint system from October 1, 2008 through September 30, 2011.  Since October 23, 2008, we have been involved in ongoing legal proceedings with Delphi, in Oakland County, Michigan, Circuit Court.    Delphi originally sought possession of certain Methode tooling drawings related to the sensor pads.  In a letter dated August 26, 2009, Delphi provided us with a notice of termination of all purchase orders and the entire three-year agreement, effective September 10, 2009.  Because of these recent actions and consistent with our continuing evaluation of the legal proceedings to which we are a party, we have determined that our litigation with Delphi is now material.

Item 4.    Submission Of Matters To A Vote Of Security Holders

(a)   The 2009 Annual Stockholders Meeting of the Company was held on September 17, 2009.

(c)   At the Annual Stockholders Meeting, the common stockholders voted on the following uncontested matters.

1.             Election of the below named nominees to the Board of Directors of the Company:

	For	Withheld
Aspatore, Walter J.	31,814,204	3,310,549
Batts, Warren L.	34,948,437	176,316
Colgate, J. Edward	35,949,327	175,426
Dawson, Darren M.	34,688,288	436,465
Duda, Donald W.	34,672,536	452,217
Goossen, Isabelle C.	33,180,244	1,944,509
Hornung, Christopher J.	34,942,799	181,954
Shelton, Paul G.	32,962,524	2,162,229
Skatoff, Lawrence B.	33,183,904	1,940,849

2.             Ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending May 1, 2010:

For	Against	Abstain
33,138,233	1,926,893	59,627

Item 6.    Exhibits

Exhibit Number	Description
10.25

Amendment to Credit Agreement dated as of November 2005 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Thereto (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 10-Q the three months ended October 31, 2005. Referenced in this Form 10-Q to correct a typographical error in our fiscal 2009 Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	December 8, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
10.25

Amendment to Credit Agreement dated as of November 2005 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Thereto (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 10-Q the three months ended October 31, 2005. Referenced in this Form 10-Q to correct a typographical error in our fiscal 2009 Form 10-K.