Form 10-Q
period 2010-01-30
METHODE ELECTRONICS INC
filed 2010-03-04
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At March 2, 2010, registrant had 37,232,359 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

FORM 10-Q

January 30, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	January 30, 2010	May 2, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$57,245	$54,030
Accounts receivable, net	67,595	60,406
Inventories:
Finished products	4,615	11,865
Work in process	6,494	7,583
Materials	19,370	17,796
	30,479	37,244
Deferred income taxes	4,948	4,928
Prepaid and refundable income taxes	6,401	14,764
Prepaid expenses and other current assets	5,927	6,692
TOTAL CURRENT ASSETS	172,595	178,064

PROPERTY, PLANT AND EQUIPMENT	286,504	289,084
Less allowances for depreciation	221,514	219,167
	64,990	69,917

GOODWILL	11,771	11,771
INTANGIBLE ASSETS, net	19,276	20,501
PRE-PRODUCTION COSTS	8,700	3,182
OTHER ASSETS	20,916	21,853
	60,663	57,307
TOTAL ASSETS	$298,248	$305,288

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$27,989	$24,495
Other current liabilities	28,128	29,023
TOTAL CURRENT LIABILITIES	56,117	53,518

OTHER LIABILITIES	10,809	13,561
DEFERRED COMPENSATION	2,014	3,308
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,315,225 and 38,290,776 shares issued as of January 30, 2010 and May 2, 2009, respectively	19,158	19,145
Unearned common stock issuances	(3,632)	(3,632)
Additional paid-in capital	69,218	68,506
Accumulated other comprehensive income	19,278	15,675
Treasury stock, 1,372,188 shares as of January 30, 2010 and May 2, 2009	(11,495)	(11,495)
Retained earnings	133,313	143,577
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	225,840	231,776
Noncontrolling interest	3,468	3,125
TOTAL EQUITY	229,308	234,901
TOTAL LIABILITIES AND EQUITY	$298,248	$305,288

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

INCOME
Net sales	$89,127	$80,781	$277,398	$336,599
Other	1,116	751	3,575	2,443
	90,243	81,532	280,973	339,042

COSTS AND EXPENSES
Cost of products sold	74,924	70,512	223,617	273,757
Restructuring	559	3,796	7,327	14,997
Impairment of goodwill and intangible assets	—	32,678	—	32,678
Selling and administrative expenses	17,075	14,688	49,358	49,624
	92,558	121,674	280,302	371,056
Income/(loss) from operations	(2,315)	(40,142)	671	(32,014)

Interest income/(expense), net	(22)	212	(169)	1,215
Other income/(expense), net	264	(346)	12	(1,225)

Income/(loss) before income taxes	(2,073)	(40,276)	514	(32,024)
Income tax expense/(benefit)	2,249	(13,346)	2,760	(12,314)

Net loss	(4,322)	(26,930)	(2,246)	(19,710)
Less: Net Income attributable to noncontrolling interest	(153)	(55)	(195)	(222)

NET LOSS ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$(4,475)	$(26,985)	$(2,441)	$(19,932)

Amounts per common share attributable to Methode Electronics, Inc.:

Basic and diluted net loss	$(0.12)	$(0.74)	$(0.07)	$(0.54)

Cash dividends:
Common stock	$0.07	$0.07	$0.21	$0.19

Weighted average number of Common Shares outstanding:
Basic and diluted	36,644	36,597	36,642	36,964

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	January 30, 2010	January 31, 2009
OPERATING ACTIVITIES
Net loss	$(2,246)	$(19,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash translation loss	—	2,463
Provision for depreciation	13,691	19,937
Impairment of tangible assets	710	3,177
Impairment of goodwill and intangible assets	—	32,678
Amortization of intangibles	1,689	5,408
Amortization of stock awards and stock options	724	696
Changes in operating assets and liabilities	1,319	(6,844)
Other	—	576
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,887	38,381

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,816)	(12,242)
Acquisition of businesses	—	(57,457)
Acquisition of technology licenses	(440)	(903)
Proceeds from life insurance policies	2,407	—
Other	—	(425)
NET CASH USED IN INVESTING ACTIVITIES	(5,849)	(71,027)

FINANCING ACTIVITIES
Repurchase of common stock	—	(5,137)
Proceeds from exercise of stock options	—	110
Tax benefit from stock options and awards	—	46
Cash dividends	(7,823)	(7,154)
NET CASH USED IN FINANCING ACTIVITIES	(7,823)	(12,135)

Effect of foreign currency exchange rate changes on cash	1,000	(5,097)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,215	(49,878)

Cash and cash equivalents at beginning of period	54,030	104,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,245	$54,427

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

January 30, 2010

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  The condensed consolidated financial statements and related disclosures as of January 30, 2010 and results of operations for the three months and nine months ended January 30, 2010 and January 31, 2009 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 2, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our latest Form 10-K for the year ended May 2, 2009 filed with the SEC on July 2, 2009.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board “FASB” issued Accounting  Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under Accounting Standards Codification “ASC” No. 605, “Revenue Recognition.”  This guidance amends the criteria for separating consideration of products or services in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our fiscal year 2012, that begins May 1, 2011.  The adoption of this standard will not have a material impact on our financial statements.

In January 2010, the FASB issued a new accounting standard which updates some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC No. 820”).  The majority of the provisions of this update are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this standard will not have a material impact on our financial statements.

3.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective November 1, 2009, we adopted ASC No. 810, “Consolidation” (“ASC No. 810”).  ASC No. 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities.  This standard is effective for interim and annual periods ending after November 15, 2009.  The adoption of this standard did not have an impact on our financial statements.

Effective November 1, 2009, we adopted ASC No. 860, “Transfers and Servicing” (“ASC No. 860”).  ASC No. 860 requires more information about transfers of financial assets, including continuing exposure to the risk related to transferred financial assets.  It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure.  This standard is effective for interim and annual periods ending after November 15, 2009.  The adoption of this standard did not have an impact on our financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

3.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Continued

Effective October 31, 2009, we adopted ASC No. 105, “Generally Accepted Accounting Principles,” (“ASC No. 105”), the FASB Accounting Standards Codification the “Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The Codification is now the single source of authoritative GAAP for all non-governmental entities.  The Codification changes the referencing and organization of accounting guidance.  The issuance of ASC No. 105 did not change GAAP and therefore the adoption of ASC No. 105 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

In December 2007, the FASB issued new guidance under ASC No. 810, an Amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”.  ASC No. 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We adopted ASC No. 810 on May 3, 2009.  As a result, we have reclassified financial statement line items within our condensed consolidated balance sheet and statement of income for the prior period to conform with this standard.  Additionally, see Note 5 for disclosure reflecting the impact of ASC No. 810 on our reconciliation of comprehensive income.

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

In February 2008, the FASB issued new guidance under ASC No. 820, (FASB Staff Position No. 157-2), which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, which is our fiscal year 2010 that began May 3, 2009.  The adoption of ASC No. 820 for non-financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

On May 3, 2009, we adopted the provisions of ASC No. 805-10, “Business Combinations” (“ASC No. 805-10”).  ASC No. 805-10 establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, ASC No. 805-10 determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of ASC No. 805-10 did not have a material impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.

In April 2009, the FASB issued three FASB Staff Positions, (“FSPs”) related to fair value measurements. The first, FSP ASC No. 820, “Fair Value Measurements and Disclosures,” provides guidance on determining whether a market is inactive and whether transactions in that market are distressed. The second FSP issued, ASC No. 320, “Investments — Debt and Equity Securities,” and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements. The third FSP issued, ASC No. 825, “Financial Instruments,” and ASC No. 270, “Interim Reporting,” requires that disclosures currently required under ASC No. 825, Disclosures about Fair Value of Financial Instruments, be presented for interim periods as well as annual periods. The Company adopted these FSPs during the first quarter of fiscal 2010. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

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

4.             RESTRUCTURINGS

March 2009 Restructuring

In March 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  The restructuring is expected to be completed during the fourth quarter of fiscal 2010.  We record the expense in the restructuring section of our condensed consolidated statement of operations. As of January 30, 2010, we have recorded a total of $12,459 of charges related to this restructuring.  We estimate that we will record additional pre-tax restructuring charges in the fourth quarter of fiscal 2010 of between $250 and $500.

During the three months ended January 30, 2010, we recorded a restructuring charge of $277, which consisted of $22 for employee severance and $255 relating to other costs.  During the nine months ended January 30, 2010, we recorded a restructuring charge of $5,196, which consisted of $3,512 for employee severance and $1,684 relating to other costs.  As of January 30, 2010, we had an accrued restructuring liability of $282 reflected in the current liabilities section of our consolidated balance sheet.  We expect this liability to be paid out during the fourth quarter of fiscal 2010.

The table below reflects the March 2009 restructuring activity for the first, second and third quarters of fiscal 2010:

	One-Time
	Employee	Other
	Severance	Costs	Total
Accrued balance at May 2, 2009	$140	$—	$140
First quarter fiscal 2010 restructuring charges	1,671	270	1,941
First quarter fiscal 2010 payments	(1,625)	(270)	(1,895)
Accrued balance at August 1, 2009	186	—	186

Second quarter fiscal 2010 restructuring charges	1,819	1,159	2,978
Second quarter fiscal 2010 payments	(1,688)	(879)	(2,567)
Accrued balance at October 31, 2009	$317	$280	$597

Third quarter fiscal 2010 restructuring charges	22	255	277
Third quarter fiscal 2010 payments	(339)	(253)	(592)
Accrued balance at January 30, 2010	$—	$282	$282

January 2008 Restructuring

In January 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  The Automotive and Interconnect restructuring is expected to be completed during the fourth quarter of fiscal 2010.  We record the expense in the restructuring section of our condensed consolidated statement of operations.  As of January 30, 2010, we have

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

4.             RESTRUCTURINGS - Continued

recorded charges totaling $25,304 related to this restructuring.  We estimate that we will record additional pre-tax restructuring charges in the fourth quarter of fiscal 2010 of between $250 and $750.

During the three months ended January 30, 2010, we recorded a restructuring charge of $282, which consisted of $456 for employee severance, a gain on the sale of assets of $180 and $6 related to other costs.  During the nine months ended January 30, 2010, we recorded a restructuring charge of $2,130, which consisted of $636 for employee severance, $1,358 in impairments and accelerated depreciation and $136 relating to other costs.  As of January 30, 2010, we had an accrued restructuring liability of $321 reflected in the current liabilities section of our consolidated balance sheet.  We expect this liability to be paid out during the fourth quarter of fiscal 2010.

The table below reflects the January 2008 restructuring activity for the first, second and third quarters of fiscal 2010:

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
Accrued balance at May 2, 2009	$1,849	$—	$—	$1,849
First quarter fiscal 2010 restructuring charges	180	1,450	40	1,670
First quarter 2010 payments and asset write-downs	(368)	(1,450)	(40)	(1,858)
Accrued balance at August 1, 2009	1,661	—	—	1,661

Second quarter fiscal 2010 restructuring charges	—	88	90	178
Second qtr fiscal 2010 payments and asset write-downs	(244)	(88)	(90)	(422)
Accrued balance at October 31, 2009	$1,417	$—	$—	$1,417

Third quarter fiscal 2010 restructuring charges	456	(180)	6	282
Third qtr fiscal 2010 payments and asset write-downs	(1,552)	180	(6)	(1,378)
Accrued balance at January 30, 2010	$321	$—	$—	$321

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

5.             COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three and nine months ended January 30, 2010 and January 31, 2009 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss) (unaudited):

	Three Months Ended January 30, 2010			Nine Months Ended January 30, 2010
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest

Net income/(loss)	$(4,322)	$(4,475)	$153	$(2,246)	$(2,441)	$195
Translation adjustment	(4,613)	(4,442)	(171)	3,603	3,418	185
Total comprehensive income/(loss)	$(8,935)	$(8,917)	$(18)	$1,357	$977	$380

	Three Months Ended January 31, 2009			Nine Months Ended January 31, 2009
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest

Net income/(loss)	$(26,930)	$(26,985)	$55	$(19,710)	$(19,932)	$222
Translation adjustment	(507)	(114)	(393)	(17,416)	(16,499)	(917)
Total comprehensive loss	$(27,437)	$(27,099)	$(338)	$(37,126)	$(36,431)	$(695)

6.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with ASC No. 350, “Intangibles — Goodwill and Other,” (“ASC No. 350”).  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  We did not perform impairment testing on our goodwill and intangible assets during the third quarter of fiscal 2010 because there were no additional indicators of impairment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

6.             GOODWILL AND INTANGIBLE ASSETS - Continued

The following tables present details of the Company’s intangible assets:

	As of January 30, 2010
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,977	$2,018	13.9
Patents and technology licenses	23,708	6,561	17,147	13.1
Covenants not to compete	480	369	111	2.1
Total	$39,183	$19,907	$19,276

	As of May 2, 2009
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,718	$2,277	14.7
Patents and technology licenses	23,244	5,169	18,075	13.4
Covenants not to compete	480	331	149	2.8
Total	$38,719	$18,218	$20,501

The estimated aggregate amortization expense for fiscal 2010 and each of the four succeeding fiscal years is as follows:

2010	$2,248
2011	2,210
2012	1,698
2013	1,321
2014	1,208

As of January 30, 2010, the patents and technology licenses include $2,400 of trade names that are not subject to amortization.

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

At the end of fiscal 2009, in accordance with ASC No. 350 and ASC No. 360, “Property, Plant, and Equipment,” it was determined that the goodwill and intangible assets for Hetronic were impaired.  Therefore, in the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.             ACQUISITIONS - Continued

fourth quarter of fiscal 2009, we recorded an impairment charge of $19,063 and $11,587 for goodwill and intangible assets, respectively.

8.             INCOME TAXES

At January 30, 2010, we had valuation allowances against our deferred tax assets of $56,723.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

During the third quarter of fiscal 2010, we recognized a benefit of $3,092 in uncertain tax positions due to settlements.  We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the range of between $300 and $2,600.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three months ended January 30, 2010, we recognized a reversal of $161 in interest and $50 in penalties.  We had approximately $1,380 accrued at January 30, 2010 for the payment of interest and penalties.  The total unrecognized tax benefit as of January 30, 2010 was $3,034.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 2, 2009	$6,126
Increases for positions related to the current year	—
Increases for positions related to the prior years	—
Decreases for positions related to prior years	—
Settlements	(3,092)
Lapsing of statutes of limitations	—
Balance at January 30, 2010	$3,034

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2009 and fiscal 2006.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the nine-month periods presented:

	Nine Months Ended
	January 30,	January 31,
	2010	2009

Balance at the beginning of the period	38,290,776	38,225,379
Options exercised	—	19,089
Restricted stock awards vested	24,449	50,473
Repurchase and retirement	—	(53,012)
Balance at the end of the period	38,315,225	38,241,929

We paid quarterly dividends of $2,590 on January 30, 2010.  Our Board of Directors approved a stock repurchase plan on September 18, 2008 to repurchase up to 3,000,000 shares.  The plan expires at the end of fiscal 2010.  There were no shares purchased during the first three quarters of fiscal 2010.

Stock Options Granted Under the 2000 and 2004 Stock Plans

Options to purchase 583,909 shares of our common stock were granted in previous years under the 2000 and 2004 stock plans and are outstanding and exercisable as of January 30, 2010.  Options to purchase 30,128 shares of our common stock expired and options to purchase 11,596 shares of our common stock were forfeited during the first nine months of fiscal 2010.  There was no remaining compensation expense relating to these options in the first three quarters of fiscal 2010.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 stock plans for the nine months ended January 30, 2010:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 2, 2009	625,633	$10.26
Exercised	—	—
Forfeited and Expired	(41,724)	8.17
Outstanding at January 30, 2010	583,909	$10.52

Options Outstanding and Exercisable at January 30, 2010
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.72 - $7.69	148,125	$6.72	1.8
$8.53 - $11.44	303,085	10.86	1.8
$12.11 - $17.66	132,699	14.00	0.8
	583,909	$10.52

The options outstanding had an intrinsic value of $736 at January 30, 2010.  The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 30, 2010.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

Stock Options Granted Under the 2007 Stock Plan

In March 2009, the Compensation Committee approved the grant of options to purchase 285,000 shares of our common stock to our executive officers under the 2007 Stock Plan.  The March 2009 stock options vest on the third anniversary of the date of grant.  In July 2009, the Compensation Committee approved the grant of options to purchase 275,000 shares of our common stock to our executive officers and other members of management under the same plan.  The July 2009 stock options vest one-third per year on each anniversary of the date of grant.  Additionally, in December 2009, the Compensation Committee approved the grant of options to purchase 35,500 shares of our common stock to some members of the management team.  The December 2009 stock options vest on the third anniversary of the date of grant.  The stock options granted under the 2007 plan have a ten-year term.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 stock plan for the nine months ended January 30, 2010:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 2, 2009	285,000	$2.72
Granted	310,500	6.65
Exercised	—	—
Cancelled	—	—
Outstanding at January 30, 2010	595,500	$4.77

Options Outstanding at January 30, 2010
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	9.1
$6.46	275,000	9.4
$8.13	35,500	9.8

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2009	Fiscal 2010
	Grants	Grants

Average expected volatility	69.58%	86.88%
Average risk-free interest rate	1.39%	1.43%
Dividend yield	2.26%	2.77%
Expected life of options	6.87 years	6.87 years
Weighted-average grant-date fair value	$1.46	$4.02

We recognized pre-tax compensation expense for stock options granted under the 2007 plan of $136 and $328 in the three months and nine months ended January 30, 2010.  There was no pre-tax compensation expense relating to these options for both the three months and nine months ended January 31, 2009.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

Restricted Stock Awards and Restricted Stock Units

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the RSUs are not payable until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.  All further discussion of RSAs in this report includes the RSUs described above.

At May 3, 2009, the beginning of fiscal 2010, there were 578,287 shares of common stock subject to performance-based and time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All RSAs awarded to executives are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets.  As of December 18, 2009, it was determined that based on the current economic environment, the 287,750 performance-based shares granted in fiscal years 2008 and 2009 were not expected to meet the revenue growth and return on invested capital targets, and, therefore were cancelled.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During the nine months ended January 30, 2010, we awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

We recognized pre-tax compensation expense for RSAs of $81 and a reversal of expense of $910 in the three months ended January 30, 2010 and January 31, 2009, respectively.  We recognized pre-tax compensation expense for RSAs of $396 and $692 in the nine months ended January 30, 2010 and January 31, 2009, respectively.  We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

The following table summarizes the RSA activity for the nine months ended January 30, 2010:

Shares
Unvested and unissued at May 2, 2009	578,287
Awarded	24,000
Vested	(24,667)
Forfeited and Cancelled	(288,298)
Unvested and unissued at January 30, 2010	289,322

The table below shows the Company’s unvested and unissued RSAs at January 30, 2010:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	January 30, 2010	January 30, 2010
2006	125,000	3-year cliff performanced-based	$12.42	$—	$—
2007	100,834	3-year equal annual installments	7.67	—	—
2008	15,263	3-year equal annual installments	14.84	23	23
2009	48,225	3-year equal annual installments	10.62	148	148

At January 30, 2010, the aggregate unvested and un issued RSAs had a grant date weighted average fair value of $10.59 and a weighted average vesting period of approximately 11.7 months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

10.          NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the applicable period.  Diluted loss per share is calculated after adjusting the numerator and the denominator of the basic loss per share calculation for the effect of all potentially dilutive common shares outstanding during the period.   Potential common shares have not been included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Numerator - net loss attributable to Methode Electronics, Inc.	$(4,475)	$(26,985)	$(2,441)	$(19,932)

Denominator:
Denominator for basic loss per share-weighted average shares	36,644	36,597	36,642	36,964
Dilutive potential common shares-employee stock options	—	—	—	—
Denominator for diluted loss per share adjusted weighted average shares and assumed conversions	36,644	36,597	36,642	36,964

Net loss per share:
Basic and diluted	$(0.12)	$(0.74)	$(0.07)	$(0.54)

Options to purchase 435,784 shares of common stock at a weighted-average exercise price of $11.81 per share were outstanding as of January 30, 2010 and options to purchase 638,302 shares of common stock at a weighted-average exercise price of $10.36 were outstanding as of January 31, 2009, but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.  Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. As such, the numerator and the demoninator used in computing both basic and diluted net loss per share for both the three months and nine months ended January 30, 2010 and January 31, 2009 are the same.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  See Note 1 in our Form 10-K for the fiscal year ended May 2, 2009 for more information regarding significant accounting policies.  We allocate resources to and evaluate performance of segments based on current and expected future operating income. Transfers between segments are recorded using internal transfer prices set by the Company.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

11.          SEGMENT INFORMATION - Continued

	Three Months Ended January 30, 2010
			Power
	Automotive	Interconnect	Products	Other	Eliminations	Consolidated
Net sales	$43,631	$33,865	$9,603	$2,146	$118	$89,127
Transfers between segments	—	(54)	(53)	(11)	(118)	—
Net sales to unaffiliated customers	$43,631	$33,811	$9,550	$2,135	$—	$89,127

Segment income (loss) before restructuring charge	$(449)	$3,574	$1,152	$(981)	$—	$3,296

Restructuring	(420)	(46)	(93)	—	—	(559)

Segment income (loss) including restructuring charge	$(869)	$3,528	$1,059	$(981)	$—	$2,737

Corporate expenses, net						(4,810)

Loss before income taxes						$(2,073)

	Three Months Ended January 31, 2009
			Power
	Automotive	Interconnect	Products	Other	Eliminations	Consolidated
Net sales	$36,586	$33,280	$9,219	$1,802	$106	$80,781
Transfers between segments	—	(46)	(35)	(25)	(106)	—
Net sales to unaffiliated customers	$36,586	$33,234	$9,184	$1,777	$—	$80,781

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$29	$594	$13	$(894)	$—	$(258)

Restructuring	(2,867)	(929)	—	—	—	(3,796)
Impairment of goodwill and intangible assets	—	(26,117)	(5,358)	(1,203)	—	(32,678)

Segment loss including restructuring charge, impairment of goodwill and intangible assets	$(2,838)	$(26,452)	$(5,345)	$(2,097)	$—	$(36,732)

Corporate expenses, net						(3,544)

Loss before income taxes						$(40,276)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

11.          SEGMENT INFORMATION - Continued

	Nine Months Ended January 30, 2010
			Power
	Automotive	Interconnect	Products	Other	Eliminations	Consolidated
Net sales	$151,597	$88,634	$30,430	$7,273	$536	$277,398
Transfers between segments	—	(181)	(307)	(48)	(536)	—
Net sales to unaffiliated customers	$151,597	$88,453	$30,123	$7,225	$—	$277,398

Segment income (loss) before restructuring charge	$11,975	$6,790	$2,793	$(2,295)	$—	$19,263

Restructuring	(5,379)	(1,492)	(456)	—	—	(7,327)

Segment income (loss) including restructuring charge	$6,596	$5,298	$2,337	$(2,295)	$—	$11,936

Corporate expenses, net						(11,422)

Income before income taxes						$514

	Nine Months Ended January 31, 2009
			Power
	Automotive	Interconnect	Products	Other	Eliminations	Consolidated
Net sales	$196,526	$101,144	$33,029	$6,581	$681	$336,599
Transfers between segments	—	(321)	(280)	(80)	(681)	—
Net sales to unaffiliated customers	$196,526	$100,823	$32,749	$6,501	$—	$336,599

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$24,221	$2,077	$1,297	$(2,225)	$—	$25,370

Restructuring	(10,434)	(4,563)	—	—	—	(14,997)
Impairment of goodwill and intangible assets	—	(26,117)	(5,358)	(1,203)	—	(32,678)

Segment income/(loss) including restructuring charge, impairment of goodwill and intangible assets	$13,787	$(28,603)	$(4,061)	$(3,428)	$—	$(22,305)

Corporate expenses, net						(9,719)

Loss before income taxes						$(32,024)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

12.          CONTINGENCIES

Certain litigation arising in the normal course of business is pending against us.  We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters and environmental matters.  We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information available, that we have adequate reserves for these liabilities.  The ultimate resolution of the Delphi lawsuits will not have a material adverse effect on our consolidated financial statements.

13.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $8,700 and $3,182 as of January 30, 2010 and May 2, 2009, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

14.          FAIR VALUE MEASUREMENTS

ASC No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below that summarizes the fair value of assets and liabilities as of January 30, 2010:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

14.          FAIR VALUE MEASUREMENTS - Continued

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$57,245	$57,245	$—	$—
Assets related to deferred compensation plan	$2,894	$—	$2,894	$—
Total assets at fair value	$60,139	$57,245	$2,894	$—

Liabilities:
Liabilities related to deferred compensation plan	$2,705	$2,705	$—	$—
Total liabilities at fair value	$2,705	$2,705	$—	$—

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

•      We cannot assure that the Hetronic business will be successful or that we can implement and profit from new applications of the acquired technology.

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

•      Because we currently derive approximately 55% of our revenues from the automotive segment, oil prices could adversely affect future results.

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

Overview

We are a global developer of custom engineered and application specific products and solutions with manufacturing, design and testing facilities in China, Czech Republic, Germany, India, Malta, Mexico, the Philippines, Singapore, the United Kingdom and the United States.  We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business” of our Form 10-K for the fiscal year ended May 2, 2009.

Our components are found in the primary end markets of the aerospace, appliance, automotive, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.  Recent trends in the industries that we serve include:

•      Automotive industry sales volume in the United States and European markets declined suddenly and substantially in fiscal 2009 and continues at historically low levels into the first nine months of fiscal 2010.

•      The deteriorating condition of certain of our customers and the uncertainty as they undergo restructuring initiatives, including in some cases, reorganization under bankruptcy laws.

•      Decline in demand for new houses and the over-supply of new and existing houses.

•      Demand for construction and material handling equipment is cyclical and has been adversely impacted by the weakness of the economy, availability of credit and higher interest rates.

Our business has been and will likely continue to be materially adversely affected by the current economic environment.  The disruptions in global financial and credit markets have significantly impacted global economic activity and led to a recession.  As a result of these disruptions, our customers and markets have been adversely affected.  If we continue to experience reduced demand because of these disruptions in the macroeconomic environment or other factors, our business, results of operations and financial condition could be materially adversely affected.  If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected.

On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply agreement pursuant to which Methode was to supply all of Delphi’s requirements for the silicone bladders used in Delphi’s occupant restraint system from October 1, 2008 through September 30, 2011.  On August 26, 2009, Delphi notified us that effective September 10, 2009, our supply agreement was terminated.  We are contesting Delphi’s right to terminate this long-term supply agreement and the parties are engaged in litigation regarding this supply agreement and our related intellectual property.

On September 30, 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53.6 million in cash.  We also incurred $2.4 million in transaction costs related to the purchase.  Hetronic is a global leader in industrial safety radio remote controls with locations in the U.S., Malta, the Philippines and Germany.  Hetronic is represented in 45 countries by direct sales associates, licensed partners, distributors and representatives.  Hetronic provides application specific and standard controls to many different industries, such as material handling, transportation, mining, military, agriculture and construction. At the end of fiscal 2009, in accordance with ASC No. 350 and ASC No. 360 it was determined that the goodwill and intangible assets for Hetronic were impaired.  Therefore, in the fourth quarter of fiscal 2009, we recorded an impairment charge of $19.1 million and $11.6 million for goodwill and intangible assets, respectively.

In March 2009, we announced several additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  After these actions, our principal manufacturing operations will be in China, Malta and Mexico.  In addition, we reached an agreement with GM to have certain programs, scheduled for future production at our Shanghai, China facility, transferred to an unrelated GM-directed supplier and we reached agreement with Ford Motor Company to have all production from our Reynosa, Mexico facility transferred to an unrelated Ford-directed supplier.  Additionally, during the first quarter of fiscal 2010, our operations in Shanghai, China were consolidated from three facilities to two.  TouchSensor, located in west suburban Chicago, Illinois completed moving all of its manufacturing to Monterrey, Mexico during the third quarter of fiscal 2010.  We expect to complete these restructuring actions during the fourth quarter of fiscal 2010.

In March 2009, the total pre-tax charges were estimated to be between $9.0 million and $18.0 million.  As of January 30, 2010, we have recorded a total of $12.5 million of the charges.  We estimate that we will record additional pre-tax restructuring charges in fiscal 2010 of between $0.3 million and $0.5 million.

Business Outlook

We continue to remain very cautious about the fourth quarter fiscal 2010 and fiscal 2011. The continuing effect of financial sector crisis and stagnant global economic conditions has caused uncertainty in the markets in every geographic region we serve. We expect the unprecedented global economic environment to continue to affect near-term results and to create difficult business conditions.  Sales of Automotive segment products are expected to decline, as the loss of the Delphi business will offset new product launches. During the second quarter of fiscal 2010, Delphi notified us that our long-term supply agreement has been terminated effective September 10, 2009 and we ceased manufacturing on that date.  We are contesting Delphi’s right to terminate this long-term supply agreement and the parties are engaged in litigation regarding this supply agreement and our related intellectual property. The early termination of this agreement will adversely affect sales, profits and cash flow going forward.

In the Interconnect and Power Products segments visibility is low and forecasting is very challenging. We expect continued volatility in these segments for the balance of the fiscal year.  In our Interconnect segment, sales from our Hetronic acquisition will be offset by sales lost due to our decisions in fiscal 2008 and 2009 to exit certain unprofitable or marginally profitable North American Interconnect segment legacy businesses.

While we have taken steps to restructure our businesses, ongoing operating margin improvement may not be realized or sustainable until economic conditions begin to improve in the markets we serve.

Results of Operations for the Three Months Ended January 30, 2010 as Compared to the Three Months Ended January 31, 2009.

Consolidated Results

Below is a table summarizing results for the three months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30,	January 31,
	2010	2009	Net Change	Net Change
Net sales	$89.1	$80.8	$8.3	10.3%
Other income	1.1	0.8	0.3	37.5%
	90.2	81.6	8.6	10.5%

Cost of products sold	74.9	70.5	4.4	6.2%

Gross margins (including other income)	15.3	11.1	4.2	37.8%

Restructuring	0.6	3.8	(3.2)	-84.2%
Impairment of goodwill and intangible assets	—	32.7	(32.7)	N/M
Selling and administrative expenses	17.1	14.7	2.4	16.3%
Interest income, net	0.1	0.2	(0.1)	-50.0%
Other income/(expense), net	0.3	(0.3)	0.6	N/M
Income taxes - expense/(benefit)	2.3	(13.3)	15.6	N/M
Net income attributable to noncontrolling interest	0.2	0.1	0.1	100.0%

Net loss attributable to Methode Electronics, Inc.	$(4.5)	$(27.0)	$22.5	N/M

	January 30,	January 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	1.2%	1.0%
Cost of products sold	84.1%	87.3%
Gross margins (including other income)	17.2%	13.7%
Restructuring	0.7%	4.7%
Impairment of goodwill and intangible assets	0.0%	40.5%
Selling and administrative expenses	19.2%	18.2%
Interest income, net	0.1%	0.2%
Other income/(expense), net	0.3%	-0.4%
Income taxes - expense/(benefit)	2.6%	-16.5%
Net income attributable to noncontrolling interest	0.2%	0.1%
Net loss attributable to Methode Electronics, Inc.	-5.1%	-33.4%

Net Sales.  Consolidated net sales increased $8.3 million, or 10.3%, to $89.1 million for the three months ended January 30, 2010 from $80.8 million for the three months ended January 31, 2009.  The Automotive segment net sales increased $7.0 million, or 19.1%, to $43.6 million for the third quarter of fiscal 2010 from $36.6 million for the third quarter of fiscal 2009.  The increase is primarily attributable to stronger sales in our European and Asian markets, partially offset by no sales to Delphi and lower sales to Ford and Chrysler in the U.S.  The Interconnect segment net sales increased $0.6 million, or 1.8%, to $33.8 million for the third quarter of fiscal 2010 as compared to $33.2 million for the third quarter of fiscal 2009.  The Power Products segment net sales increased $0.4 million, or 4.3%, to $9.6 million for the third quarter of fiscal 2010 as compared to $9.2 million for the third quarter of fiscal 2009.  The Other segment net sales increased $0.3 million, or 16.7%, to $2.1 million for the third quarter of fiscal 2010, as compared to $1.8 million in the third quarter of fiscal 2009.  Translation of foreign operations net sales for the three months ended January 30, 2010 increased reported net sales by $1.9 million or 2.2% due to currency rate fluctuations.

Other Income.  Other income increased $0.3 million, or 37.5%, to $1.1 million for the three months ended January 30, 2010 from $0.8 million for three months ended January 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Consolidated cost of products sold increased $4.4 million, or 6.2%, to $74.9 million for the three months ended January 30, 2010 compared to $70.5 million for the three months ended January 31, 2009.  The increase is due to the higher sales volumes.  Consolidated cost of products sold as a percentage of sales were 84.1% in the third quarter of fiscal 2010, compared to 87.3% in the third quarter of fiscal 2009.  The decrease relates to restructuring and consolidation efforts that occurred in prior periods.

Gross Margins (including other income).  Consolidated gross margins (including other income) increased $4.2 million, or 37.8%, to $15.3 million for the three months ended January 30, 2010 as compared to $11.1 million for the three months ended January 31, 2009.  Gross margins (including other income) as a percentage of net sales were 17.2% for the three months ended January 30, 2010 as compared to 13.7% for the three months ended January 31, 2009.  The increase relates to restructuring and consolidation efforts that occurred in prior periods as well as higher other income in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Restructuring.  In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  During the fiscal quarter ended January 30, 2010, we recorded a restructuring charge of $0.3 million related to this restructuring initiative, which consisted of $0.1 million for employee severance and $0.2 million relating to other costs.  We expect the March 2009 restructuring to be completed during the fourth quarter of fiscal 2010.

In January 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.  During the fiscal quarter ended January 30, 2010, we recorded a restructuring charge of $0.3 million related to this restructuring initiative, which consisted of $0.5 million for employee severance, offset by a gain on the sale of assets of $0.2 million.  During the fiscal quarter ended January 31, 2009, we recorded a restructuring charge of $3.8 million, which consisted of $1.3 million for employee severance, $2.3 million for impairment and accelerated depreciation, and $0.2 million relating to other costs.  We expect the January 2008 restructuring to be completed during the fourth quarter of fiscal 2010.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $18.1 million related to these assets.

Also during the third quarter of fiscal 2009, in accordance with ASC No. 360, “Property, Plant and Equipment,” it was determined that certain identifiable assets of our TouchSensor business were impaired.  Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.4 million, or 16.3%, to $17.1 million for the three months ended January 30, 2010 compared to $14.7 million for the three months ended January 31, 2009.  The third quarter of fiscal 2010 included $2.4 million in legal fees relating to the Delphi supply agreement and patent dispute.  In addition, the selling and administrative expenses for the third quarter of 2010 were unfavorable by $0.8 million in bonuses and professional fees and $0.3 million in sales and marketing expenses, offset by net favorable stock award and intangible asset amortization expense of $1.1 million as compared to the third quarter of fiscal 2009.    Selling and administrative expenses as a percentage of net sales increased to 19.2% in the three months ended January 31, 2010 from 18.2% for the three months ended January 31, 2009.

Interest Income, Net.  Interest income, net decreased $0.1 million, or 50.0%, in the three months ended January 30, 2010 to $0.1 million as compared to $0.2 million in the three months ended January 31, 2009.  The average cash balance was $60.3 million during the three months ended January 30, 2010 as compared to $58.3 million during the three months ended January 31, 2009.  The average interest rate earned for the three months ended January 30, 2010 was 1.00% compared to 2.34% in the three months ended January 31, 2009.  Interest expense was $0.1 million for both the three months ended January 30, 2010 and January 31, 2009.

Other Income/(Expense), Net.  Other income/(expense), net increased $0.6 million to income of $0.3 million for the three months ended January 30, 2010 as compared to an expense of $0.3 million for the three months ended January 31, 2009.  During the quarter ended January 30, 2010 there was no gain or loss on the short-term investments. During the quarter ended January 31, 2009 we recorded a loss of $0.5 million, of which $0.3 million was realized on partial redemptions of $1.8 million, and $0.2 million was unrealized.  The income of $0.3 million for the three months ended January 30, 2010 relates to currency gains.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Taxes — Expense/(Benefit).  Income taxes — expense/(benefit) increased by $15.6 million to an expense of $2.3 million for the three months ended January 30, 2010, compared to a tax benefit of $13.3 million for the three months ended January 31, 2009.  The $2.3 million for the three months ended January 31, 2010, includes taxes on foreign profits of $0.6 million, book to income tax return adjustments of $2.8 million and other adjustments of $1.6 million.  In addition, a benefit of $2.7 million was recorded due to the settlement of uncertain tax positions and related interest from prior periods.  For the third quarter of fiscal 2010, we have a loss before income taxes.  Normally, a tax benefit is recorded relating to the net loss before income taxes, but due to the uncertainty of the future utilization of the tax benefit by our U.S.-based businesses, a valuation allowance was recorded offsetting the tax benefit in accordance with ASC No. 740 “Income Taxes” in the U.S.  See note 8 to our condensed consolidated financial statements for additional information.  The effective tax rates for both the third quarter of fiscal 2010 and 2009 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign operations and a higher percentage of earnings at those foreign operations.

Net Loss Attributable to Methode Electronics, Inc.   Net loss attributable to Methode Electronics, Inc. decreased $22.5 million, to $4.5 million for the three months ended January 30, 2010 as compared to $27.0 million for the three months ended January 31, 2009 due to no goodwill and intangible asset write-off for the three months ended January 30, 2010 versus $32.7 million in write-offs for the three months ended January 31, 2009.  In addition, sales and gross margins (including other income) were higher, restructuring charges were lower, offset by higher selling and administrative expenses due to the Delphi dispute as well as higher income tax expense in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30,	January 31,
	2010	2009	Net Change	Net Change
Net sales	$43.6	$36.6	$7.0	19.1%
Other income	0.9	0.6	0.3	50.0%
	44.5	37.2	7.3	19.6%

Cost of products sold	41.0	35.3	5.7	16.1%

Gross margins (including other income)	3.5	1.9	1.6	84.2%

Restructuring	0.4	2.9	(2.5)	-86.2%
Selling and administrative expenses	4.5	2.0	2.5	125.0%
Interest income, net	—	0.1	(0.1)	N/M
Other income, net	0.5	0.1	0.4	400.0%

Loss before income taxes	$(0.9)	$(2.8)	$1.9	N/M

	January 30,	January 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	2.1%	1.6%
Cost of products sold	94.0%	96.4%
Gross margins (including other income)	8.0%	5.2%
Restructuring	0.9%	7.9%
Selling and administrative expenses	10.3%	5.5%
Interest income, net	0.0%	0.3%
Other income, net	1.1%	0.3%
Loss before income taxes	-2.1%	-7.7%

Net Sales.  Automotive segment net sales increased $7.0 million, or 19.1%, to $43.6 million for the three months ended January 30, 2010 from $36.6 million for the three months ended January 31, 2009.  We recorded no net sales to Delphi Corporation in the third quarter of 2010 as compared to net sales of $9.4 million in the third quarter of fiscal 2009 due to the cancellation of the supply agreement on September 10, 2009.  Offsetting the Delphi sales loss, sales from our European and Asian markets were stronger in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009.  Net sales declined by 79.2% in North America.  However, net sales have increased by 131.1% in Europe and 344.4% in Asia in the third quarter of fiscal 2010 as compared to fiscal 2009.  A portion of Asia’s growth benefited from the planned transfer of production from our U.S. facility to our facility in Shanghai, China in the third quarter of fiscal 2010.  Translation of foreign operations net sales in the three months ended January 30, 2010 increased reported net sales by $1.7 million, or 4.1%, due to currency rate fluctuations.

Other Income.  Other income increased $0.3 million, or 50.0%, to $0.9 million for the three months ended January 30, 2010 from $0.6 million for three months ended January 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Automotive segment cost of products sold increased $5.7 million, or 16.1%, to $41.0 million for the three months ended January 30, 2010 from $35.3 million for the three months ended January 31, 2009.  The increase primarily relates to higher sales volumes.  The Automotive segment cost of products sold as a percentage of sales were 94.0% in the third quarter of fiscal 2010, compared to 96.4% in the third quarter of fiscal 2009.   Improvements in cost of goods sold as a percentage of sales in Europe and Asia were partially offset by the loss of the Delphi business and increasing cost on the remaining North American business.

Gross Margins (including other income).  Automotive segment gross margins (including other income) increased $1.6 million, or 84.2%, to $3.5 million for the three months ended January 30, 2010 as compared to $1.9 million for the three months ended January 31, 2009.  The Automotive segment gross margins (including other income) as a percentage of net sales were 8.0% for the three months ended January 30, 2010 as compared to 5.2% for the three months ended January 31, 2009.  Gross margins (including other income) as a percentage of sales increased due to higher other income and improved gross margins in our European and Asian markets, partially offset by the loss of the Delphi business and declining gross margins on the remaining North American business.

Restructuring.   During the fiscal quarter ended January 30, 2010, we recorded a restructuring charge of $0.1 million related to our March 2009 restructuring initiative for other costs.  We expect the March 2009 restructuring to be completed during the fourth quarter of fiscal 2010.

During the fiscal quarter ended January 30, 2010, the Automotive segment recorded a restructuring charge of $0.3 million for our January 2008 restructuring initiative for employee severance of $0.5 million, offset by a gain on the sale of assets of $0.2 million.  During the fiscal quarter ended January 31, 2009, the Automotive segment recorded a restructuring charge of $2.9 million for this restructuring initiative, which consisted of $1.1 million for employee severance and $1.8 million for impairment and accelerated depreciation.  We expect the January 2008 restructuring to be completed during the fourth quarter of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.5 million, or 125.0%, to $4.5 million for the three months ended January 30, 2010 compared to $2.0 million for the three months ended January 31, 2009.  Selling and administrative expenses increased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to $2.4 million of legal fees associated with the Delphi supply agreement termination and patent dispute.  Selling and administrative expenses as a percentage of net sales were 10.3% for the three months ended January 30, 2010 and 5.5% for the three months ended January 31, 2009.

Interest Income, Net.  Net interest income was zero in the three months ended January 30, 2010 compared to $0.1 million in the three months ended January 31, 2009.

Other Income, Net.  Other income, net was $0.5 million for the three months ended January 30, 2010 as compared to $0.1 million for the three months ended January 31, 2009.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Loss Before Income Taxes.  Automotive segment loss before income taxes decreased $1.9 million to $0.9 million for the three months ended January 30, 2010 compared to $2.8 million for the three months ended January 31, 2009 due to higher sales and gross margins (including other income), lower restructuring expenses, higher other income, partially offset by legal fees relating to the termination of the Delphi agreement.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$33.8	$33.2	$0.6	1.8%
Other income	0.1	0.1	—	0.0%
	33.9	33.3	0.6	1.8%

Cost of products sold	24.4	26.2	(1.8)	-6.9%

Gross margins (including other income)	9.5	7.1	2.4	33.8%

Restructuring	0.1	0.9	(0.8)	-88.9%
Impairment of goodwill and intangible assets	—	26.1	(26.1)	N/M
Selling and administrative expenses	5.7	6.8	(1.1)	-16.2%
Interest income	0.1	0.2	(0.1)	-50.0%
Other expense, net	(0.3)	—	(0.3)	N/M

Income/(loss) before income taxes	$3.5	$(26.5)	$30.0	N/M

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Other income	0.3%	0.3%
Cost of products sold	72.2%	78.9%
Gross margins (including other income)	28.1%	21.4%
Restructuring	0.3%	2.7%
Impairment of goodwill and intangible assets	0.0%	78.6%
Selling and administrative expenses	16.9%	20.5%
Interest income	0.3%	0.6%
Other expense, net	-0.9%	0.0%
Income/(loss) before income taxes	10.4%	-79.8%

Net Sales.  Interconnect segment net sales increased $0.6 million, or 1.8%, to $33.8 million for the three months ended January 30, 2010 from $33.2 million for the three months ended January 31, 2009. North American net sales increased 8.1%, Europe declined 3.2% and Asia declined by 14.1% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.  The increase in the U.S. was primarily driven by strong sales in our interface solutions and networking businesses.  The sales declines in Europe and Asia are primarily due to the restructuring of our legacy Interconnect segment businesses during previous periods.  Translation of foreign operations net sales in the three months ended January 30, 2010 increased reported net sales by $0.2 million, or 0.6%, due to currency rate fluctuations.

Other Income.  Other income was $0.1 million for both the three months ended January 31, 2010 and January 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $1.8 million, or 6.9%, to $24.4 million for the three months ended January 30, 2010 compared to $26.2 million for the three months ended January 31, 2009.  Interconnect segment cost of products sold as a percentage of net sales decreased to 72.2% for the three months ended January 30, 2010 compared to 78.9% for the three months ended January 31, 2009.  The decrease in cost of products sold as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) increased $2.4 million, or 33.8%, to $9.5 million for the three months ended January 30, 2010 as compared to $7.1 million for the three months ended January 31, 2009.  Gross margins (including other income) as a percentage of net sales increased to 28.1% for the three months ended January 30, 2010 from 21.4% for the three months ended January 31, 2009.  The increase in gross margins (including other income) as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods.

Restructuring.  During the fiscal quarter ended January 30, 2010, the Interconnect segment recorded a restructuring charge of $0.1 million related to our March 2009 restructuring initiative for other costs.  We expect the March 2009 restructuring to be completed during the fourth quarter of fiscal 2010.

There were no restructuring charges relating to our January 2008 restructuring initiative during the fiscal quarter ended January 30, 2010.  During the fiscal quarter ended January 31, 2009, the Interconnect segment recorded a restructuring charge of $0.9 million related to this restructuring initiative, which consisted of $0.2 million for employee severance and $0.7 million for impairment and accelerated depreciation.  We expect the January 2008 restructuring to be completed during the fourth quarter of fiscal 2010.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment related to these assets.

Also during the third quarter of fiscal 2009, in accordance with ASC No. 360, “Property, Plant and Equipment,” it was determined that certain identifiable assets of our TouchSensor business were impaired.  Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.1 million, or 16.2%, to $5.7 million for the three months ended January 30, 2010 compared to $6.8 million for the three months ended January 31, 2009.  Selling and administrative expenses are lower due to reduced intangible asset amortization expenses.  In addition, selling and administrative expenses were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009.  Selling and administrative expenses as a percentage of net sales decreased to 16.9% in the three months ended January 30, 2010 from 20.5% for the three months ended January 31, 2009.

Interest Income, Net.  Interest income, net was $0.1 million for the three months ended January 30, 2010, compared to $0.2 million for the three months ended January 31, 2009.

Other Expense, Net.  Other expense, net was $0.3 million for the three months ended January 30, 2010, compared to zero other expense for the three months ended January 30, 2009.  The functional currencies of these operations are the British pound, Czech koruna, Euro and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Interconnect segment income/(loss) before income taxes increased $30.0 million to income of $3.5 million for the three months ended January 30, 2010 compared to a loss of $26.5 million for the three months ended January 31, 2009 due to no goodwill and intangible asset write-off for the three months ended January 30, 2010 versus $26.1 million in write-offs for the three months ended January 31, 2009.  In addition, the third quarter of fiscal 2010 is favorable compared to the third quarter of fiscal 2009 due to higher sales and gross margins (including other income), lower intangible asset amortization expenses, lower selling and administrative expenses due to restructuring efforts as well as lower restructuring expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$9.6	$9.2	$0.4	4.3%

Cost of products sold	7.0	8.0	(1.0)	-12.5%

Gross margins	2.6	1.2	1.4	116.7%

Restructuring	0.1	—	0.1	0.0%
Impairment of goodwill and intangible assets	—	5.4	(5.4)	N/M
Selling and administrative expenses	1.4	1.1	0.3	27.3%

Income/(loss) before income taxes	$1.1	$(5.3)	$6.4	N/M

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Cost of products sold	72.9%	87.0%
Gross margins (including other income)	27.1%	13.0%
Restructuring	1.0%	0.0%
Impairment of goodwill and intangible assets	0.0%	58.7%
Selling and administrative expenses	14.6%	12.0%
Income/(loss) before income taxes	11.5%	-57.6%

Net Sales.  Power Products segment net sales increased $0.4 million, or 4.3% to $9.6 million for the three months ended January 30, 2010 compared to $9.2 million for the three months ended January 31, 2009.  Net sales have decreased in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 by 3.3% in North America and increased by 14.0% in Asia.  The increase was driven by higher demand for our busbar products in the U.S. and Asia, offset by lower demand flexible cabling and heat sink products in the U.S.

Cost of Products Sold.  Power Products segment cost of products sold decreased $1.0 million, or 12.5%, to $7.0 million for the three months ended January 30, 2010 compared to $8.0 million for the three months ended January 31, 2009.  The Power Products segment cost of products sold as a percentage of sales decreased to 72.9% for the three months ended January 30, 2010 from 87.0% for the three months ended January 31, 2009.  The decrease is due to restructuring and consolidation efforts undertaken for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins increased $1.4 million, or 116.7%, to $2.6 for the three months ended January 30, 2010, compared to $1.2 million for the three months ended January 31, 2009.  Gross margins as a percentage of net sales increased to 27.1% for the three months ended January 30, 2010 from 13.0% for the three months ended January 31, 2009.  The increase is due to restructuring and consolidation efforts undertaken for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Restructuring.   During the fiscal quarter ended January 30, 2010, the Power Products segment recorded a restructuring charge of $0.1 million for other costs related to our March 2009 restructuring initiative.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $5.4 million in our Power Products segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 27.3%, to $1.4 million for the three months ended January 30, 2010, compared to $1.1 million for the three months ended January 31, 2009.  Selling and administrative expenses increased due to slightly higher professional services fees during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 14.6% in the three months ended January 31, 2010 from 12.0% for the three months ended January 31, 2009.

Income/(Loss) Before Income Taxes.  Power Products income/(loss) before income taxes increased $6.4 million, to income of $1.1 million for the three months ended January 30, 2010, compared to a loss of $5.3 million for the three months ended January 31, 2009 due to no goodwill and intangible asset write-off for the three months ended January 30, 2010 versus $5.4 million in write-offs for the three months ended January 31, 2009.  In addition, the third quarter of fiscal 2010 is favorable compared to the third quarter of fiscal 2009 due to higher sales and gross margins, offset by higher selling and administrative and restructuring expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$2.1	$1.8	$0.3	16.7%

Cost of products sold	2.3	2.0	0.3	15.0%

Gross margins	(0.2)	(0.2)	0.0	0.0%

Impairment of goodwill and intangible assets	—	1.2	(1.2)	N/M
Selling and administrative expenses	0.8	0.7	0.1	14.3%

Loss before income taxes	$(1.0)	$(2.1)	$1.1	N/M

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Cost of products sold	109.5%	111.1%
Gross margins	-9.5%	-11.1%
Impairment of goodwill and intangible assets	0.0%	66.7%
Selling and administrative expenses	38.1%	38.9%
Loss before income taxes	-47.6%	-116.7%

Net Sales.  The Other segment net sales increased $0.3 million, or 16.7%, to $2.1 million for the three months ended January 30, 2010, compared to $1.8 million for the three months ended January 31, 2009.  Net sales from our torque-sensing business increased 96.0% in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Net sales from our testing facilities were flat in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Cost of Products Sold.  Other segment cost of products sold increased $0.3 million to $2.3 million for the three months ended January 30, 2010 compared to $2.0 million for the three months ended January 31, 2009.  The increase is due to an increase in prototypes in our torque-sensing business in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Cost of products sold as a percentage of sales decreased to 109.5% in the third quarter of fiscal 2010 compared to 111.1% in the third quarter of fiscal 2009.

Gross Margins.  The Other segment gross margins were a loss of $0.2 million for both the three months ended January 30, 2010 and January 31, 2009.  The increase in net sales were offset by an increase in prototypes in our torque-sensing business in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $1.2 million in our Other segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 14.3%, to $0.8 million for the three months ended January 30, 2010, compared to $0.7 million for the three months ended January 30, 2009.  Selling and administrative expenses as a percentage of net sales decreased to 38.1% in the three months ended January 30, 2010 from 38.9% for the three months ended January 31, 2009.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $1.1 to $1.0 million for the three months ended January 30, 2010, compared to $2.1 million for the three months ended January 31, 2009 due to no goodwill and intangible asset write-off for the three months ended January 30, 2010 versus $1.2 million in write-offs for the three months ended January 31, 2009.  In addition, the loss before income taxes increased due to higher prototype and selling and administrative expenses, partially offset by higher net sales.

Results of Operations for the Nine Months Ended January 30, 2010 as Compared to the Nine Months Ended January 31, 2009.

Consolidated Results

Below is a table summarizing results for the nine months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$277.4	$336.6	$(59.2)	-17.6%
Other income	3.6	2.4	1.2	50.0%
	281.0	339.0	(58.0)	-17.1%

Cost of products sold	223.6	273.8	(50.2)	-18.3%

Gross margins (including other income)	57.4	65.2	(7.8)	-12.0%

Restructuring	7.3	15.0	(7.7)	-51.3%
Impairment of goodwill and intangible assets	—	32.7	(32.7)	N/M
Selling and administrative expenses	49.4	49.5	(0.1)	-0.2%
Interest income/(expense), net	(0.1)	1.2	(1.3)	N/M
Other expense, net	—	(1.2)	1.2	N/M
Income taxes - expense/(benefit)	2.8	(12.3)	15.1	N/M
Net income attributable to noncontrolling interest	0.2	0.2	—	0.0%

Net loss attributable to Methode Electronics, Inc.	$(2.4)	$(19.9)	$17.5	N/M

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Other income	1.3%	0.7%
Cost of products sold	80.6%	81.3%
Gross margins (including other income)	20.7%	19.4%
Restructuring	2.6%	4.5%
Impairment of goodwill and intangible assets	0.0%	9.7%
Selling and administrative expenses	17.8%	14.7%
Interest income/(expense), net	0.0%	0.4%
Other expense, net	0.0%	-0.4%
Income taxes - expense	1.0%	-3.7%
Net income attributable to noncontrolling interest	0.1%	0.1%
Net loss attributable to Methode Electronics, Inc.	-0.9%	-5.9%

Net Sales.  Consolidated net sales decreased $59.2 million, or 17.6%, to $277.4 million for the nine months ended January 30, 2010 from $336.6 million for nine months ended January 31, 2009.  The Automotive segment net sales declined $44.9 million or 22.8% to $151.6 million through the first nine months of fiscal 2010 from $196.5 million for the first nine months of fiscal 2009.  The decline is primarily attributable to lower sales to Delphi, Ford and Chrysler in the Automotive segment and the weak economic environment.  The Interconnect segment net sales decreased $12.3 million, or 12.2% to $88.5 million for the first nine months of fiscal 2010 as compared to $100.8 million for the first nine months of fiscal 2009.  The Power Products segment net sales decreased $2.6 million, or 8.0% to $30.1 million for the first nine months of fiscal 2010 as compared to $32.7 million for the first nine months of fiscal 2009.  The Other segment net sales increased $0.7 million to $7.2 million for the first nine months of fiscal 2010, as compared to $6.5 million in the first nine months of fiscal 2009.  Translation of foreign operations net sales in the nine months ended January 30, 2010 increased reported net sales by $0.3 million or 0.1% due to currency rate fluctuations.

Other Income.  Other income increased $1.2 million, or 50.0%, to $3.6 million for the nine months ended January 30, 2010 from $2.4 million for the nine months ended January 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Consolidated cost of products sold decreased $50.2 million, or 18.3%, to $223.6 million for the nine months ended January 30, 2010 compared to $273.8 million for the nine months ended January 31, 2009.  The decrease is due to the lower sales volumes.  Consolidated cost of products sold as a percentage of sales were 80.6% in the first nine months of fiscal 2010, compared to 81.3% in the first nine months of fiscal 2009.  The decrease relates to restructuring and consolidation efforts that were undertaken in prior periods.

Gross Margins (including other income).  Consolidated gross margins (including other income) decreased $7.8 million, or 12.0%, to $57.4 million for the nine months ended January 30, 2010 as compared to $65.2 million for the nine months ended January 31, 2009.  Gross margins (including other income) as a percentage of net sales were 20.7% for the nine months ended January 30, 2010 as compared to 19.4% for the nine months ended January 31, 2009.  The increase relates to higher other income in the first nine months of fiscal 2010 as well as restructuring and consolidation efforts that were undertaken in prior periods.

Restructuring.  In March 2009, we announced additional restructuring actions to further reduce our exposure to the North American automotive industry and to consolidate manufacturing facilities in lower cost regions.  During the first nine months of fiscal 2010, we recorded a restructuring charge of $5.2 million related to this restructuring initiative, which consisted of $3.5 million for employee severance and $1.7 million relating to other costs.  We expect the March 2009 restructuring to be completed during the fourth quarter of fiscal 2010.

In January 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.  During the nine months of fiscal 2010, we recorded a restructuring charge of $2.1 million related to this restructuring, which consisted of $0.6 million for employee severance, $1.4 million for the impairment and accelerated depreciation and $0.1 million relating to other costs.  During the first nine months of fiscal 2009, we recorded a restructuring charge of $15.0 million, which consisted of $5.7 million for employee severance, $8.2 million for impairment and accelerated depreciation, $0.2 million for inventory write-downs and $0.9 million relating to other costs.  We expect the January 2008 restructuring to be completed during the fourth quarter of fiscal 2010.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles- Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $18.1 million related to these assets.

Also during the third quarter of fiscal 2009, in accordance with ASC No. 360, “Property, Plant and Equipment,” it was determined that certain identifiable assets of our TouchSensor business were impaired.  Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 0.2%, to $49.4 million for the nine months ended January 30, 2010 compared to $49.5 million for the nine months ended January 31, 2009.  The decrease is due to lower intangible asset amortization expense and lower stock award amortization expense during the first nine months of fiscal 2010 offset by $4.3 million in legal fees relating to the Delphi supply agreement and patent dispute.  Selling and administrative expenses as a percentage of net sales increased to 17.8% in the nine months ended January 30, 2010 from 14.7% for the nine months ended January 31, 2009.

Interest Income/(Expense), Net.  Net interest income/(expense) decreased $1.3 million in the nine months ended January 30, 2010 to an expense of  $0.1 million as compared to income of $1.2 million in the nine months ended January 31, 2009.  The average cash balance was $61.8 million during the nine months ended January 30,

2010 as compared to $89.7 million during the nine months ended January 31, 2009.  The decrease in cash relates primarily to the Hetronic acquisition in the second quarter of fiscal 2009.  The average interest rate earned for the nine months ended January 30, 2010 was 0.78% compared to 3.28% in the nine months ended January 31, 2009.  Interest expense was $0.4 million and $0.3 million for the nine months ended January 30, 2010 and January 31, 2009, respectively.  The interest expense in the first nine months of fiscal 2010 included $0.1 million of fees related to the amendment of our bank agreement.

Other Expense, Net.  Other expense, net increased $1.2 million to zero for the nine months ended January 30, 2010, compared to $1.2 million for the nine months ended January 31, 2009.  The increase is primarily due to the strengthening of the U.S. dollar versus the Euro and Czech koruna during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.  The nine months ended January 30, 2010 included a $0.4 million gain recorded from life insurance policies owned by the Company in connection with an employee deferred compensation plan.  During the first nine months of fiscal 2009, we recorded $2.5 million of unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with the acquisition of Hetronic, partially offset by currency exchange gains recorded in the same period.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

During the first six months of fiscal 2010 and in fiscal 2009 we were invested in an enhanced cash fund sold as an alternative to traditional money-market funds.  During the first nine months of the fiscal year ended January 30, 2010, we recorded a gain of $0.6 million, of which $0.4 million was from a realized loss on redemptions of $3.5 million, offset by a realized gain of $1.0 million.  During the first nine months of the fiscal year ended January 31, 2009, we recorded a loss of $1.0 million, of which $0.5 million was realized on partial redemptions of $8.3 million, and $0.5 was unrealized.

Income Taxes — Expense/(Benefit).  Income taxes — expense/(benefit) increased by $15.1 million to an expense of $2.8 million for the nine months ended January 30, 2010, compared to a tax benefit of $13.3 million for the nine months ended January 31, 2009.  The $2.8 million for the nine months ended January 31, 2010, includes taxes booked on foreign profits of $1.1 million, book to income tax return adjustments of $2.8 million and other adjustments of $1.6 million.  In addition, a benefit of $2.7 million was recorded due to the settlement of uncertain tax positions and related interest from prior periods.  For the first nine months of fiscal 2010, we have a loss before income taxes.  Normally, a tax benefit is recorded relating to the net loss before income taxes, but due to the uncertainty of the future utilization of the tax benefit by our U.S.-based businesses, a valuation allowance was recorded offsetting the tax benefit in accordance with ASC No. 740 “Income Taxes” in the U.S.  See note 8 to our condensed consolidated financial statements for additional information.  The effective tax rates for both the first nine months of fiscal 2010 and 2009 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign operations and a higher percentage of earnings at those foreign operations.

Net Loss Attributable to Methode Electronics, Inc.  Net loss attributable to Methode Electronics, Inc. decreased $17.5 million to $2.4 million for the nine months ended January 30, 2010, compared to $19.9 million for the nine months ended January 31, 2009, due to no goodwill and intangible asset write-off for the nine months ended January 30, 2010 versus $32.7 million in write-offs for the nine months ended January 31, 2009.  In addition, restructuring charges, amortization expense and other expense were lower, offset by lower net sales and gross margins (including other income), higher selling and administrative expenses due to the Delphi dispute as well as higher tax expense in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$151.6	$196.5	$(44.9)	-22.8%
Other income	3.2	1.9	1.3	68.4%
	154.8	198.4	(43.6)	-22.0%

Cost of products sold	127.3	163.0	(35.7)	-21.9%

Gross margins (including other income)	27.5	35.4	(7.9)	-22.3%

Restructuring	5.4	10.4	(5.0)	-48.1%
Selling and administrative expenses	14.9	11.3	3.6	31.9%
Interest income, net	—	0.5	(0.5)	N/M
Other expense, net	(0.7)	(0.4)	(0.3)	75.0%

Income before income taxes	$6.5	$13.8	$(7.3)	-52.9%

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Other income	2.1%	1.0%
Cost of products sold	84.0%	83.0%
Gross margins (including other income)	18.1%	18.0%
Restructuring	3.6%	5.3%
Selling and administrative expenses	9.8%	5.8%
Interest income, net	0.0%	0.3%
Other expense, net	-0.5%	-0.2%
Income before income taxes	4.3%	7.0%

Net Sales.  Automotive segment net sales decreased $44.9 million, or 22.8%, to $151.6 million for the nine months ended January 30, 2010 from $196.5 million for the nine months ended January 31, 2009.  Net sales to Delphi Corporation decreased $19.2 million, or 57.7%, to $14.1 million in the first nine months of fiscal 2010 as compared to $33.3 million for first nine months of fiscal 2009 due to the cancellation of the supply agreement on September 10, 2009.  The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $1.0 million in the first nine months of fiscal 2010, compared to $16.9 million in the first nine months of fiscal 2009.  In addition, the decline is attributable to the softness of the economic environment.  Net sales benefited by $1.7 million for the nine months ended January 30, 2010 relating to a one-time reversal of pricing contingencies which were accrued over several years and are no longer required.    Net sales declined by 54.4% in North America and increased by 9.8% in Europe and by 88.7% in Asia in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.  Translation of foreign operations net sales in the nine months ended January 30, 2010 increased reported net sales by $0.4 million, or 0.3%, due to currency rate fluctuations.

Other Income.  Other income increased $1.3 million, or 68.4%, to $3.2 million for the nine months ended January 30, 2010 from $1.9 million for nine months ended January 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive market.

Cost of Products Sold.  Automotive segment cost of products sold decreased $35.7 million, or 21.9%, to $127.3 million for the nine months ended January 30, 2010 from $163.0 million for the nine months ended January 31, 2009.  The decrease primarily relates to lower sales volumes.  Included in the cost of products sold for the nine months ended January 30, 2010 is $0.7 million of asset write-downs relating to the termination of the Delphi supply agreement.  The Automotive segment cost of products sold as a percentage of sales were 84.0% in the first nine months of fiscal 2010, compared to 83.0% in the first nine months of fiscal 2009.  Excluding the Delphi asset write-down in cost of products sold and the $1.7 million reversal of pricing contingencies included in net sales, consolidated cost of products sold as a percentage of sales were 84.4% for the first nine months of fiscal 2010.  The increase reflects inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010, partially offset by restructuring and consolidation efforts.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $7.9 million, or 22.3%, to $27.5 million for the nine months ended January 30, 2010 as compared to $35.4 million for the nine months ended January 31, 2009.  Gross margins (including other income) as a percentage of net sales increased to 18.1% for the nine months ended January 30, 2010 from 18.0% for the nine months ended January 31, 2009.  Excluding the Delphi asset write-down in cost of products sold and the $1.7 million reversal of pricing contingencies included in net sales, the Automotive segment gross margins (including other income) as a percentage of sales were 17.7% for the first nine months of fiscal 2010.  The decrease relates to higher other income in the first nine months of fiscal 2010 as well as restructuring and consolidation efforts that occurred in prior periods, more than offset by inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010.

Restructuring.   During the first nine months of fiscal 2010, we recorded a restructuring charge of $3.7 million related to our March 2009 restructuring initiative, which consisted of $3.0 million for employee severance and $0.7 million relating to other costs.  We expect the March 2009 restructuring to be completed during the fourth quarter of fiscal 2010.

During the first nine months of fiscal 2010, the Automotive segment recorded a restructuring charge of $1.7 million for our January 2008 restructuring initiative, which consisted of $0.6 million for employee severance, $1.0 million for the impairment and accelerated depreciation and $0.1 in other costs.  During the first nine months of fiscal 2009, the Automotive segment recorded a restructuring charge of $10.4 million for this restructuring initiative, which consisted of $4.3 million for employee severance, $5.4 million for impairment and accelerated depreciation and $0.7 million for other costs.  We expect the January 2008 restructuring to be completed during the fourth quarter of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses increased $3.6 million, or 31.9%, to $14.9 million for the nine months ended January 30, 2010 compared to $11.3 million for the nine months ended January 31, 2009.  Selling and Administrative expenses increased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to $4.3 million of legal fees associated with the Delphi supply agreement termination and patent dispute, partially offset by restructuring and consolidation efforts.  Selling and administrative expenses as a percentage of net sales were 9.8% for the nine months ended January 30, 2010 and 5.8% for the nine months ended January 31, 2009.

Interest Income, Net.  Net interest income was zero in the first nine months of fiscal 2010, compared to $0.5 million in the first nine months of fiscal 2009.

Other Expense, Net.  Other expense, net increased $0.3 million, or 75.0%, to $0.7 million in the first nine months of fiscal 2010, compared to $0.4 million in the first nine months of fiscal 2009.  The increase is primarily due to the strengthening of the U.S. dollar versus the Euro during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes decreased $7.3 million, or 52.9%, to $6.5 million for the nine months ended January 30, 2010 compared to $13.8 million for the nine months ended January 30, 2009 due to lower sales volumes, the asset write-down and legal fees relating to the termination of the Delphi agreement, offset by the reversal of one-time pricing contingencies, lower costs relating to prior restructuring and consolidation efforts and lower restructuring costs.

Interconnect Segment Results

Below is a table summarizing results for the nine months ended:

(in millions)

(Not meaningful equals “M/N”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$88.5	$100.8	$(12.3)	-12.2%
Other income	0.1	0.2	(0.1)	-50.0%
	88.6	101.0	(12.4)	-12.3%

Cost of products sold	65.6	76.0	(10.4)	-13.7%

Gross margins (including other income)	23.0	25.0	(2.0)	-8.0%

Restructuring	1.5	4.6	(3.1)	-67.4%
Impairment of goodwill and intangible assets	—	26.1	(26.1)	N/M
Selling and administrative expenses	16.1	23.8	(7.7)	-32.4%
Interest income	0.1	0.4	(0.3)	-75.0%
Other income/(expense), net	(0.3)	0.5	(0.8)	N/M

Income/(loss) before income taxes	$5.2	$(28.6)	$33.8	M/N

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Other income	0.1%	0.2%
Cost of products sold	74.1%	75.4%
Gross margins (including other income)	26.0%	24.8%
Restructuring	1.7%	4.6%
Impairment of goodwill and intangible assets	0.0%	25.9%
Selling and administrative expenses	18.2%	23.6%
Interest income	0.1%	0.4%
Other income/(expense), net	-0.3%	0.5%
Income/(loss) before income taxes	5.9%	-28.4%

Net Sales.  Interconnect segment net sales decreased $12.3 million, or 12.2%, to $88.5 million for the nine months ended January 30, 2010 from $100.8 million for the nine months ended January 31, 2009.  Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008.  European net sales increased 35.2% and North American and Asia declined 13.1% and 37.8%, respectively in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.  The net sales decline in North America and Asia was primarily due to the restructuring of our legacy Interconnect segment businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.  Translation of foreign operations net sales in the nine months ended January 30, 2010 decreased reported net sales by $0.1 million, or 0.1%, due to currency rate fluctuations.

Other Income.  Other income was $0.1 million for the nine months ended January 30, 2010, compared to $0.2 million for the nine months ended January 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $10.4 million, or 13.7%, to $65.6 million for the nine months ended January 30, 2010 compared to $76.0 million for the nine months ended January 31, 2009.  Interconnect segment cost of products sold as a percentage of net sales decreased to 74.1% for the nine months ended January 30, 2010 compared to 75.4% for the nine months ended January 31, 2009.  The decrease in cost of products sold as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods, partially offset by lower sales volumes in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) decreased $2.0 million, or 8.0%, to $23.0 million for the nine months ended January 30, 2010 as compared to $25.0 million for the nine months ended January 31, 2009.  Gross margins (including other income) as a percentage of net sales increased to 26.0% for the nine months ended January 30, 2010 from 24.8% for the nine months ended January 31, 2009.  The increase in gross margins (including other income) as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods, partially offset by lower sales volumes in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

Restructuring.  During the first nine months of fiscal 2010, the Interconnect segment recorded a restructuring charge of $1.4 million related to our March 2009 restructuring initiative, which consisted of $0.4 million for employee severance and $1.0 million for other costs.  We expect the March 2009 restructuring to be completed during the fourth quarter of fiscal 2010.

During the first nine months of fiscal 2010, the Interconnect segment recorded a restructuring charge of $0.1 million for accelerated depreciation in connection with our January 2008 restructuring initiative.  During the fiscal first nine months of fiscal 2009, we recorded a restructuring charge of $4.6 million related to this restructuring initiative, which consisted of $1.4 million for employee severance, $2.8 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.2 relating to professional fees.  We expect the January 2008 restructuring to be completed during the fourth quarter of fiscal 2010.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $11.5 million in our Interconnect segment related to these assets.

Also during the third quarter of fiscal 2009, in accordance with ASC No. 360, “Property, Plant and Equipment,” it was determined that certain identifiable assets of our TouchSensor business were impaired.  Therefore, during the third quarter of fiscal 2009, we recorded an impairment charge of $14.6 million for these assets.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $7.7 million, or 32.4%, to $16.1 million for the nine months ended January 30, 2010 compared to $23.8 million for the nine months ended January 31, 2009.  Selling and administrative expenses are lower due to reduced intangible asset amortization expenses, partially offset by higher selling and administrative expenses due to the Hetronic acquisition.  In addition, selling and administrative expenses (not including Hetronic) were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009.  Selling and administrative expenses as a percentage of net sales decreased to 18.2% in the nine months ended January 30, 2010 from 23.6% for the nine months ended January 31, 2009.

Interest Income, Net.  Interest income, net decreased $0.3 million, or 75.0%, to $0.1 million for the nine months ended January 30, 2010, compared to $0.4 million for the nine months ended January 31, 2009.

Other Income/(Expense), Net.  Other expense, net was income of $0.3 million for the nine months ended January 30, 2010, compared to an expense of $0.5 million for the nine months ended January 31, 2009.  The functional currencies of these operations are the British pound, Czech koruna, Euro and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Interconnect segment income/(loss) before income taxes increased $33.8 million to income of $5.2 million for the nine months ended January 30, 2010 compared to a loss of $28.6 million for the nine months ended January 31, 2009 due to no goodwill and intangible asset write-off for the nine months ended January 30, 2010 versus $26.1 million in write-offs for the nine months ended January 31, 2009.  In addition, income/(loss) before income taxes increased due to lower intangible asset amortization expenses, lower selling and administrative expenses due to prior restructuring efforts, lower restructuring expenses, partially offset by lower sales and gross margins (including other income).

Power Products Segment Results

Below is a table summarizing results for the nine months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$30.1	$32.7	$(2.6)	-8.0%
Other income	0.1	—	0.1	0.0%
	30.2	32.7	(2.5)	-7.6%

Cost of products sold	23.1	27.3	(4.2)	-15.4%

Gross margins	7.1	5.4	1.7	31.5%

Restructuring	0.5	—	0.5	0.0%
Impairment of goodwill and intangible assets	—	5.4	(5.4)	N/M
Selling and administrative expenses	4.3	4.0	0.3	7.5%
Other - expense	—	(0.1)	0.1	N/M

Income/(loss) before income taxes	$2.3	$(4.1)	$6.4	N/M

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Other income	0.3%	0.0%
Cost of products sold	76.7%	83.5%
Gross margins (including other income)	23.6%	16.5%
Restructuring	1.7%	0.0%
Impairment of goodwill and intangible assets	0.0%	16.5%
Selling and administrative expenses	14.3%	12.2%
Other - expense	0.0%	-0.3%
Income/(loss) before income taxes	7.6%	-12.5%

Net Sales.  Power Products segment net sales decreased $2.6 million, or 8.0% to $30.1 million for the nine months ended January 30, 2010 compared to $32.7 million for the nine months ended January 31, 2009.  Net sales have declined in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 by 14.6% in North America and 1.4% in Asia.  The decline was driven by lower demand for our busbar, flexible cabling and heat sink products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $4.2 million, or 15.4%, to $23.1 million for the nine months ended January 30, 2010 compared to $27.3 million for the nine months ended January 31, 2009.  The Power Products segment cost of products sold as a percentage of sales decreased to 76.7% for the nine months ended January 30, 2010 from 83.5% for the nine months ended January 31, 2009.  The decrease is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins increased $1.7 million, or 31.5%, to $7.1 million for the nine months ended January 30, 2010, compared to $5.4 million for the nine months ended January 31, 2009. Gross margins as a percentage of net sales increased to 23.6% for the nine months ended January 30, 2010 from 16.5% for the nine months ended January 31, 2009.  The increase is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Restructuring.   During the first nine months of fiscal 2010, the Power Products segment recorded a restructuring charge of $0.5 million related to our March 2009 restructuring initiative, which consisted of $0.1 million for employee severance and $0.4 million relating to other costs.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $5.4 million in our Power Products segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 7.5%, to $4.3 million for the nine months ended January 30, 2010 compared to $4.0 million for the nine months ended January 31, 2009.  Selling and administrative expenses increased due to slightly higher professional services fees during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 14.3% in the nine months ended January 30, 2010 from 12.2% for the nine months ended January 31, 2009.

Other Expense.  Other expense was zero for the nine months ended January 30, 2010, compared to $0.1 million for the nine months ended January 31, 2009.

Income/(Loss) Before Income Taxes.  Power Products income before income taxes increased $6.4 million to $2.3 million for the nine months ended January 30, 2010, compared to a loss of $4.1 million for the nine months ended January 31, 2009 due to no goodwill and intangible asset write-off for the nine months ended January 30, 2010 versus $5.4 million in write-offs for the nine months ended January 31, 2009.  In addition, income/(loss) before income taxes increased due to lower sales volumes, higher restructuring expenses, and higher professional fees, more than offset by lower cost of products sold due to prior restructuring and consolidation efforts.

Other Segment Results

Below is a table summarizing results for the nine months ended:

(in millions)

(Not meaningful equals “N/M”)

	January 30, 2010	January 31, 2009	Net Change	Net Change
Net sales	$7.2	$6.5	$0.7	10.8%

Cost of products sold	7.2	6.6	0.6	9.1%

Gross margins	—	(0.1)	0.1	N/M

Impairment of goodwill and intangible assets	—	1.2	(1.2)	N/M
Selling and administrative expenses	2.3	2.1	0.2	9.5%

Loss before income taxes	$(2.3)	$(3.4)	$1.1	N/M

Percent of sales:	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%
Cost of products sold	100.0%	101.5%
Gross margins	0.0%	-1.5%
Impairment of goodwill and intangible assets	0.0%	18.5%
Selling and administrative expenses	31.9%	32.3%
Loss before income taxes	-31.9%	-52.3%

Net Sales.  The Other segment net sales increased $0.7 million, or 10.8%, to $7.2 million for the nine months ended January 30, 2010, compared to $6.5 million for the nine months ended January 31, 2009.  Net sales from our torque-sensing business increased 42.0% in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  Net sales from our testing facilities were flat in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Cost of Products Sold.  Other segment cost of products sold increased $0.6 million, or 9.1%, to $7.2 million for the nine months ended January 30, 2010 compared to $6.6 million for the nine months ended January 31, 2009.  The increase is due to an increase in prototypes in our torque-sensing business in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  Cost of products sold as a percentage of sales decreased to 100.0% in the first nine months of fiscal 2010 compared to 101.5% in the first nine months of fiscal 2009.

Gross Margins.  The Other segment gross margins increased $0.1 million to break-even for the nine months ended January 30, 2010, compared to a loss of $0.1 million for the nine months ended January 31, 2009.  The increase in net sales was offset by an increase in cost of products sold in the first nine months of fiscal 2010.

Impairment of Goodwill and Intangible Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangible - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during the third quarter of fiscal 2009, we recorded a goodwill impairment charge of $1.2 million in our Other segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 9.5%, to $2.3 million for the nine months ended January 30, 2010, compared to $2.1 million for the nine months ended January 31, 2009.  Selling and administrative expenses as a percentage of net sales decreased to 31.9% for the nine months ended January 30, 2010 from 32.3% for the nine months ended January 31, 2009.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $1.1 million to $2.3 million for the nine months ended January 30, 2010, compared to $3.4 million for the nine months ended January 31, 2009 due to no goodwill and intangible asset write-off for the nine months ended January 30, 2010 versus $1.2 million in write-offs for the nine months ended January 31, 2009.  In addition, the loss before income taxes decreased due to higher net sales and gross margins, offset by higher selling and administrative expenses.

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

We have an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At January 30, 2010, we were in compliance with these covenants and had no borrowings against this credit facility.

During fiscal 2009 and the first half of fiscal 2010, we were invested in an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the cash redemption ability of its holders. In September, we received our remaining principal in the fund. The balance in the fund as of January 30, 2010 was zero. During the first nine months of the fiscal year ended January 30, 2010, we recorded a gain of $0.6 million, of which $0.4 million was from a realized loss on redemptions of $3.5 million, offset by a realized gain of $1.0 million.  During the first nine months of the fiscal year ended January 31, 2009, we recorded a loss of $1.0 million, of which $0.5 million was realized on partial redemptions of $8.3 million, and $0.5 was unrealized.

Net cash provided by operating activities decreased $22.5 million, or 58.6%, to $15.9 million for the first nine months of fiscal 2010 compared to $38.4 million in the first nine months of fiscal 2009.  The decrease was due to our net loss decreasing $17.5 million to $2.4 million for the first nine months of fiscal 2010, compared to $19.9 million in the first nine months of fiscal 2009, offset by non-cash charge add-backs mainly driven by the $32.7 million goodwill and intangible asset write-offs in the first nine months of fiscal 2009 as well as lower depreciation and amortization expenses in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  The primary factor in the Company’s ability to generate cash from operations is our net income. Additionally, cash flows from operations exceed net income because non-cash charges (depreciation, amortization of intangibles, restricted stock awards, and stock options) negatively impact net income but do not result in the use of cash.  Similarly, non-cash credits such as deferred income tax benefits increase net income but do not provide cash.  Additional contributors or offsets to cash flows from operations are working capital requirements.

Net cash used in investing activities decreased $65.2 million to $5.8 million for the first nine months of fiscal 2010, compared to $71.0 million for the first nine months of fiscal 2009.  Purchases of plant and equipment decreased $4.4 million, to $7.8 million for the first nine months of fiscal 2010, compared to $12.2 million for the first nine months of fiscal 2009.  During the first nine months of fiscal 2010, we received $2.4 million from life insurance polices in connection with an employee deferred compensation plan.  In September 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53.6 million in cash.  We also incurred $2.4 million in transaction costs related to the purchase.  Also in the first nine months of fiscal 2009, we made a contingent payment of $0.8 million related to the VEP acquisition.

Net cash used in financing activities was $7.8 million for the first nine months of fiscal 2010, compared to $12.1 million for the first nine months of fiscal 2009.  We paid cash dividends of $7.8 million in the first nine months half of fiscal 2010, compared to $7.2 million in the first nine months of fiscal 2009.  Our board of directors approved a stock repurchase plan in September 2008 to purchase up to 3,000,000 shares.  The plan expires May 1, 2010.    In the first nine months of fiscal 2009, we purchased 639,880 shares for $5.1 million.  There were no shares purchased in the first nine months of fiscal 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.7 million and $2.8 million for periods ended January 30, 2010 and May 2, 2009, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $11.8 million at January 30, 2010 and $10.8 million at May 2, 2009.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Methode Electronics, Inc. Restricted Stock and Tandem Cash Award Cancellation Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed December 18, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	March 2, 2010

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Methode Electronics, Inc. Restricted Stock and Tandem Cash Award Cancellation Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed December 18, 2009, and incorporated herein by reference.