Form 10-K
period 2010-05-01
METHODE ELECTRONICS INC
filed 2010-07-01
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒

The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 31, 2009, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange was $240.1 million.

Registrant had 38,146,646 shares of common stock, $0.50 par value, outstanding as of July 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held September 16, 2010 are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.

FORM 10-K

May 1, 2010

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” mean Methode Electronics, Inc. and its subsidiaries.

We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

Since January 2008, we’ve undertaken two separate restructuring initiatives to reposition our company to be more competitive in the marketplace.  Both restructuring initiatives were completed during fiscal 2010.  We have recorded a total of $25.7 million of costs related to the January 2008 restructuring, of which $2.5 million was recorded in fiscal 2010.  We have also recorded a total of $12.5 million of costs related to the March 2009 restructuring, of which $5.3 million was recorded in fiscal 2010.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Due to the timing of our fiscal calendar, the fiscal years ended May 1, 2010 and May 2, 2009 represent 52 weeks of results and the fiscal year ended May 3, 2008 represents 53 weeks of results.

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

Financial results by segment are summarized in Note 14 to the consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Automotive	53.4%	57.2%	65.7%
Interconnect	33.3%	30.8%	24.7%
Power Products	10.8%	10.0%	8.3%
Other	2.5%	1.9%	1.3%

Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 14 to the consolidated financial statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers as well as selling partners and distributors.

Sources and Availability of Materials.  Principal materials that we purchase include coil and bar stock, die castings, ferrous and copper alloy sheet, glass, plastic molding materials, precious metals, application-specific integrated circuits, light-emitting diode (LED) displays and silicon.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.  We did not experience significant price increases in fiscal 2010 and 2009 for copper, precious metals and petroleum-based raw materials.  We did, however, experience significant price increases in fiscal 2008 related to those items.

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

Seasonality.  A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns. Historically, our business was moderately seasonal as our North American automotive customers halt operations for approximately two weeks in July for model changeovers and for one to two weeks during the December holiday period.   During the second half of fiscal 2009 and the first quarter of fiscal 2010, we experienced additional customer plant shutdowns due to lower demand for their products.  If we continue to experience shutdowns in addition to July and December, future quarterly results may be affected.

Material Customers.  During the fiscal year ended May 1, 2010, shipments to Ford Motor Company (“Ford”) and General Motors Corporation (“GM”), or their tiered suppliers, each represented approximately 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 32.1% of consolidated net sales.  Such shipments included a wide variety of our automotive component products.

Backlog. Our backlog of orders was approximately $59.3 million at May 1, 2010, and $66.7 million at May 2, 2009.  It is expected that most of the total backlog at May 1, 2010 will be shipped within fiscal 2011.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the development of new products and processes and the advancement of existing products.  Senior management of our Company participates directly in the program.  Expenditures for such activities amounted to $18.4 million, $22.0 million and $25.6 million for fiscal 2010, 2009 and 2008, respectively.

Environmental Matters.  Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position.  Currently, we do not have any environmental related lawsuits or material administrative proceedings pending against us.  Further information as to environmental matters affecting us is presented in Note 9 to the consolidated financial statements.

Employees.  At May 1, 2010 and May 2, 2009, we had 2,315 and 2,876 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of May 1, 2010 our employees from our Malta and Mexico facilities, which account for about 50% of the total number of employees, are represented by a collective bargaining agreement.  We have never experienced a work stoppage and we believe that our employee relations are good.

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

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of October 20, 2009.

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

We depend on a small number of large customers, specifically two large automotive customers.  If we were to lose any of these customers or any of these customers volume of products purchased, or if any of the customers declare bankruptcy, our future results could be adversely affected.

During the year ended May 1, 2010, shipments to Ford and GM, or their tiered suppliers, each represented 10% or greater of consolidated net sales and, in the aggregate, amounted to approximately 32.1% of consolidated net sales.  The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by Ford or GM could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.  Due to the financial stresses within the worldwide automotive industry, certain automakers and suppliers have already declared bankruptcy or may be susceptible to bankruptcy.

Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances and the consumer and industrial equipment markets.  Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition and operating results. In fiscal 2010 and 2009, we experienced slow-downs in all significant segments due to the recession.  Any adverse occurrence, including additional industry slowdown, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.

Our business is cyclical and seasonal in nature and further downturns in the automotive industry could reduce the sales and profitability of our business.

A large portion of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns.  Any significant reduction in vehicle production by our customers would have a material adverse effect on our business.  Traditionally, in prior fiscal years, our business was moderately seasonal as our North American automotive customers historically halt operations for approximately two weeks in July for model changeovers and one to two weeks during the December holiday period.   During the second half of fiscal 2009 and the first quarter of fiscal 2010, we experienced additional customer plant shutdowns due to lower demand for their products.  If we continue to experience shutdowns in addition to July and December, future quarterly results may be affected.

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

Because we have significant international operations, our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may adversely affect us, including: fluctuations in exchange rates; political and economic instability; expropriation, or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; increases in duties and taxes; high levels of inflation or deflation; greater difficulty in collecting our accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and  communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.

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

We are dependent on the availability and price of materials.

We require substantial amounts of materials, including petroleum-based products, glass, copper and precious metals, application-specific integrated circuits, light-emitting diode (LED) displays, and all materials we require are purchased from outside sources. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these materials could materially affect our results of operations and financial condition.  We did not experience significant price increases in fiscal 2010 and 2009 for copper, precious metals and petroleum-based materials.  We did, however, experience significant price increases in fiscal 2008 related to those items.

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

A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in other currencies, mainly in Europe and China.  Our profitability is affected by movements of the U.S. dollar against the euro and Chinese yuan in which we generate revenue and incur expenses.  Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

Unfavorable tax law changes may adversely affect results.

We are subject to income taxes in the U.S. and in various foreign jurisdictions.  Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions.  Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates or changes in the tax laws.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•                 quarterly variations in our operating results and the operating results of other technology companies;

•                 actual or anticipated announcements of technical innovations or new products by us or our competitors;

•                 changes in analysts’ estimates of our financial performance or buy/sell recommendations;

•                 any acquisitions we pursue or complete;

•                 general conditions in the aerospace, appliance, automotive, consumer and industrial equipment markets, communications, rail and other transportation industries; and

•                 global economic and financial conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for many companies and that often have been unrelated to the operating performance of such companies.  These broad market fluctuations and other factors have harmed and may harm the market price of our common stock.

We are subject to the risks of owning real property.

A majority of our real properties in the U.S. are owned by us.  Ownership of property is subject to the risks of owning real property, which may include:

•                 the possibility of environmental contamination and the costs associated with correcting any environmental problems;

•                 adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•                 increased cash commitments for improving the current buildings;

•                 the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of fire, floods, or other natural disasters;

•                 rising real estate taxes; and

•                 the potential difficulty of selling the real property, if we chose to do so, due to the stagnant real estate market.

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

		Owned/	Approximate
Location	Use	Leased	Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Carthage, Illinois	Manufacturing	Owned	261,000
Mriehel, Malta	Manufacturing	Leased	209,000
Shanghai, China	Manufacturing	Leased	75,500
McAllen, Texas	Warehousing	Leased	38,000
Monterrey, Mexico	Manufacturing	Leased	36,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	6,800
Burnley, England	Engineering Design Center	Leased	5,900
Bangalore, India	Engineering Design Center	Leased	4,000
Sin El Fil, Lebanon	Engineering Design Center	Leased	2,300

Interconnect Segment:
Shanghai, China	Manufacturing	Leased	49,000
Richardson, Texas	Manufacturing	Leased	45,000
Chicago, Illinois	Manufacturing	Owned	38,400
Jihlava, Czech Republic	Manufacturing	Owned	36,000
Mosta, Malta	Manufacturing	Leased	32,500
Laguna, Philippines	Manufacturing	Leased	22,800
Wheaton, Illinois	Manufacturing	Leased	22,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	19,800
San Jose, California	Sales and Design	Leased	7,250
Warsaw, Poland	Sales and Distribution	Leased	5,700
Limerick, Ireland	Sales and Distribution	Leased	4,700
Singapore	Sales and Administrative	Leased	3,000
Kiev, Ukraine	Sales and Distribution	Leased	900
Ljubljana, Slovenia	Sales and Distribution	Leased	400

Power Products Segment:
Shaghai, China	Manufacturing	Leased	60,000
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
San Jose, California	Prototype and Design Center	Leased	7,250

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3.  Legal Proceedings

As of July 1, 2010, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

In March 2010, DPH Holdings Corp. and certain of its affiliated debtors, as successors to Delphi Corporation and certain of its affiliates (“Delphi”), served the Company with a complaint seeking to avoid and recover approximately $19.7 million in alleged preference payments that Delphi made to the Company within the 90-day period preceding Delphi’s bankruptcy filing in October 2005 (the “Complaint”).  Delphi is pursuing similar preference complaints against approximately 175 other, unrelated third-parties.  The Complaint, dated September 28, 2007, was originally filed under seal with the United States Bankruptcy Court for the Southern District of New York (titled as Delphi Corporation, et al. v. Methode Electronics, Inc, Adversary Proceeding No. 07-2432) and pursuant to certain court orders, the Complaint was not unsealed and served upon the Company until March 2010.  The Company has filed a joinder to third-parties’ motions to dismiss the Delphi preference complaints based on violations of due process and other defenses connected to the unusual manner that Delphi filed and served the preference complaints.   Additionally, the Company possesses several other substantive defenses to the Complaint including, but not limited to, the affirmative defenses available under the Bankruptcy Code, statute of limitations, setoff, waiver and estoppel.   Although the ultimate liabilities resulting from this proceeding could be significant to the Company’s results of operations in the period recognized, management does not anticipate that they will have a material adverse effect on the Company’s consolidated financial position.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	54

Chief Executive Officer of the Company since 2004. President and Director of the Company since 2001. Prior thereto Mr. Duda was Vice President-Interconnect Group since March 2000. Prior thereto Mr. Duda was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	60

Chief Financial Officer of the Company since 2004. Vice President, Corporate Finance, of the Company since 2001. Prior thereto Mr. Koman was Assistant Vice President-Financial Analysis since December 2000. Prior thereto Mr. Koman was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.

Thomas D. Reynolds	47

Chief Operating Officer, of the Company since June 24, 2010. Senior Vice President, Worldwide Automotive Operations, of the Company since 2006. Vice President and General Manager, North American Automotive Operations, of the Company since October 2001. Prior thereto Mr. Reynolds was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Timothy R. Glandon	46

Vice President and General Manager, North American Automotive, of the Company since 2006. Prior thereto Mr. Glandon was General Manager of Automotive Safety Technologies since 2001. Prior thereto Mr. Glandon was Vice President and General Manager with American Components, Inc. from 1996 to 2001.

Joseph. E. Khoury	46	Vice President and General Manager, European Automotive, of the Company since 2004. Prior thereto Mr. Khoury was General Manager of Methode Electronics International, GMBH since 2000.

Theodore D. Kill	59

Vice President, Worldwide Automotive Sales, of the Company since August 2006. Prior thereto Mr. Kill was a principal with Kill and Associates from 2003 to 2006. Prior thereto Mr. Kill was a principal with Kill and Bolton Associates from 1995 to 2003.

Ronald L.G. Tsoumas	49	Controller and Treasurer of the Company since 2007. Prior thereto Mr. Tsoumas was Assistant Controller of the Company since July 1998.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following is a tabulation of high and low sales prices for the periods indicated as reported by the New York Stock Exchange.

			Dividends
	Sales Price Per Share		Paid
	High	Low	Per Share
Fiscal Year ended May 1, 2010
First Quarter	$8.18	$5.28	$0.07
Second Quarter	9.75	6.92	0.07
Third Quarter	12.75	6.99	0.07
Fourth Quarter	14.32	9.70	0.07

Fiscal Year ended May 2, 2009
First Quarter	$12.51	$9.50	$0.05
Second Quarter	13.65	6.11	0.07
Third Quarter	9.66	4.45	0.07
Fourth Quarter	6.43	2.59	0.07

On June 24, 2010, the Board declared a dividend of $0.07 per share of common stock, payable on July 30, 2010, to holders of record on July 16, 2010.

As of June 30, 2010, the number of record holders of our common stock was 636.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of May 1, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,125,276	$7.28	473,181

Equity compensation plans not approved by security holders	—	—	—
Total	1,125,276	$7.28	473,181

Recent Sales of Unregistered Securities

In March 2010, we sold 30,000 shares of our common stock (the “Methode shares”) in exchange for the shares of Hetronic Asia Manufacturing & Trading Corporation (the “Hetronic shares”) held by each investor.  Methode also paid certain cash consideration for the Hetronic shares.  The Methode shares vest for each investor one-third per year over a period of three years ending on April 28, 2012, subject to certain events of forfeiture.

Purchase of Equity Securities by the Company and Affiliated Purchasers

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs (2)

January 31, 2010 through February 27, 2010	218	$10.99

February 28, 2010 through April 3, 2010

April 4, 2010 through May 1, 2010	10,487	$11.10	—	—
	10,705	$11.10	—	—

(1)  The amount includes the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

(2)  On September 18, 2008, the Board of Directors adopted a plan to repurchase up to 3 million shares of its common stock.  There were 669,480 shares purchased under the plan, however, no shares were purchased in fiscal 2010.  The plan expired on May 1, 2010.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2010, 2009 and 2008, and the consolidated balance sheet data as of May 1, 2010 and May 2, 2009, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2007 and 2006, and the consolidated balance sheet data as of May 3, 2008, April 28, 2007 and April 29, 2006, are derived from audited consolidated financial statements not included in this report.  Due to the timing of our fiscal calendar, fiscal 2008 represents 53 weeks of results.  Fiscal 2010, 2009, 2007 and 2006 represent 52 weeks of results.

	Fiscal Year Ended
	May 1,		May 2,		May 3,		April 28,		April 29,
	2010		2009		2008 (53 wks)		2007		2006
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$373.1		$425.6		$551.1		$448.4		$421.6
Income/(loss) before income taxes and cumulative affect of accounting change	7.8	(1)	(110.5	)(2)	49.8	(3)	35.5	(4)	32.2	(5)
Income tax expense/(benefit)	(6.0	)(1)	1.7	(2)	9.7	(3)	9.8	(4)	15.3	(5)
Cumulative effect of accounting change	—		—		—		0.1		—
Net income/(loss) applicable to Methode Electronics, Inc.	13.7	(1)	(112.5	)(2)	39.8	(3)	26.1	(4)	17.0	(5)
Per Common Share:
Basic net income/(loss)	0.37	(1)	(3.05	)(2)	1.07	(3)	0.72	(4)	0.47	(5)
Diluted net income/(loss)	0.37	(1)	(3.05	)(2)	1.06	(3)	0.71	(4)	0.47	(5)
Dividends	0.28		0.26		0.20		0.20		0.20
Book Value	6.43		6.28		9.93		8.69		7.82
Long-term Debt	—		—		—		—		—
Retained Earnings	146.8		143.6		265.8		233.7		215.1
Fixed Assets (net)	61.9		69.9		90.3		86.9		90.5
Total Assets	310.8		305.3		470.2		411.7		374.6
Return on Average Equity	6.0	%(1)	-37.2	%(2)	11.4	%(3)	8.5	%(4)	5.9	%(5)
Pre-tax Income/(loss) as a Percentage of Sales	2.1	%(1)	-26.0	%(2)	9.0	%(3)	8.0	%(4)	7.7	%(5)
Net Income/(loss) as a Percentage of Sales	3.8	%(1)	-26.4	%(2)	7.2	%(3)	5.8	%(4)	4.0	%(5)

(1) Fiscal 2010 results include a pre-tax charge of $7.8 million relating to restructuring activities.  In addition, fiscal 2010 includes $5.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.  Income tax includes a $8.4 million loss carry-back benefit related to losses in our U.S.-based businesses.

(2) Fiscal 2009 results include a pre-tax charge of $94.4 million relating to goodwill and other asset impairments.  In addition, fiscal 2009 results include a pre-tax charge of $25.3 million relating to restructuring activities.  The income tax expense includes a $28.0 million valuation charge related to the uncertainty of the future realization of our deferred tax assets.

(3) Fiscal 2008 results include a pre-tax charge of $5.2 million relating to a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.

(4) Fiscal 2007 results include a pre-tax and an after-tax restructuring charge of $2.0 million related to the closing of our Scotland automotive parts manufacturing plant and transfer of production lines from that facility to our automotive parts manufacturing facility in Malta.

(5) Fiscal 2006 results include $4.5 million of income tax expense related to the repatriation of $38.1 million of foreign earnings for which income taxes were not previously provided, and an after-tax charge of $1.5 million ($2.3 million pre-tax) related to receivables deemed to be impaired due to the Chapter 11 bankruptcy filing by Delphi.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Czech Republic, Germany, Lebanon, Malta, Mexico, the Philippines, Singapore, the United Kingdom and the United States.  We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business.”

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries

Since January 2008, we’ve undertaken two separate restructuring initiatives to reposition our company to be more competitive in the marketplace.  Both restructuring actions were completed during fiscal 2010.  We have recorded a total of $25.7 million related to the January 2008 restructuring, of which $2.5 million was recorded in fiscal 2010.  We have also recorded a total of $12.5 million related to the March 2009 restructuring, of which $5.3 million was recorded in fiscal 2010.

On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply agreement pursuant to which Methode was to supply all of Delphi’s requirements for the seat bladders used in Delphi’s occupant restraint system from October 1, 2008 through September 30, 2011.  On August 26, 2009, Delphi notified us that effective September 10, 2009, our supply arrangement was terminated.  We are contesting Delphi’s right to terminate this long-term supply arrangement and the parties are engaged in litigation regarding this supply arrangement and our related intellectual property.

As described in more detail in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K, in March 2010, DPH Holdings Corp., as successor to Delphi Corporation, served the Company with a complaint seeking to recover approximately $19.7 million in alleged preference payments that Delphi made to the Company within the 90-day preference period preceding Delphi’s bankruptcy filing.  The Company is seeking to dismiss the Delphi preference complaint based on violations of due process and the Company possesses several other substantive defenses.

Business Outlook

Due to the loss of the Delphi business and the exit of legacy Ford products in fiscal 2010, we expect a decline in our Automotive segment sales in fiscal 2011.  In addition, it is unclear in Europe what the impact will be with regard to the phase out of the “scrappage” incentives, which governments paid owners to trade in old cars to purchase new models.  It is also unclear what the current European debt crisis will have on our European businesses.  For our other businesses, if the economic conditions continue to stabilize, with no significant further deterioration, we expect modest sales growth during fiscal 2011 as compared to fiscal 2010.  The restructuring actions undertaken by us over the past three fiscal years, targeted at reducing our cost structure are expected to positively impact our future earnings and cash flows.  The additional operating cash flow generated by these cost savings will continue to be strategically deployed to strengthen our competitive position.

Results may differ materially from what is expressed or forecasted.  See “ Item 1A Risk Factors” herein.

Results of Operations

Results of Operations for the Fiscal Year Ended May 1, 2010 as Compared to the Fiscal Year Ended May 2, 2009

Consolidated Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 1,	May 2,
	2010	2009	Net Change	Net Change
Net sales	$373.1	$425.6	$(52.5)	-12.3%
Other income	4.5	3.2	1.3	40.6%
	377.6	428.8	(51.2)	-11.9%

Cost of products sold	297.7	356.4	(58.7)	-16.5%

Gross margins (including other income)	79.9	72.4	7.5	10.4%

Restructuring	7.8	25.3	(17.5)	-69.2%
Impairment of goodwill and other assets	—	94.4	(94.4)	N/M
Selling and administrative expenses	62.4	57.2	5.2	9.1%
Amortization of intangibles	2.3	6.9	(4.6)	-66.7%
Interest income/(expense), net	(0.1)	1.4	(1.5)	N/M
Other, net - income/(expense)	0.5	(0.5)	1.0	N/M
Income taxes - expense/(benefit)	(6.0)	1.7	(7.7)	N/M
Net income attributable to noncontrolling interest	0.1	0.3	(0.2)	-66.7%

Net income/(loss) attributable to Methode Electronics, Inc.	$13.7	$(112.5)	$126.2	N/M

	May 1,	May 2,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	1.2%	0.8%
Cost of products sold	79.8%	83.7%
Gross margins (including other income)	21.4%	17.0%
Restructuring	2.1%	5.9%
Impairment of goodwill and other assets	0.0%	22.2%
Selling and administrative expenses	16.7%	13.4%
Amortization of intangibles	0.6%	1.6%
Interest income/(expense), net	0.0%	0.3%
Other, net - income/(expense)	0.1%	-0.1%
Income taxes - expense/(benefit)	-1.6%	0.4%
Net income attributable to noncontrolling interest	0.0%	0.1%
Net income/(loss) attributable to Methode Electronics, Inc.	3.7%	-26.4%

Net Sales.  Consolidated net sales decreased $52.5 million, or 12.3%, to $373.1 million for fiscal 2010 from $425.6 million for fiscal 2009.  The Automotive segment net sales declined $44.3 million or 18.2% to $199.3 million for fiscal 2010 from $243.6 million for fiscal 2009.  The decline is primarily attributable to lower sales to Delphi, Ford and Chrysler and the weak economic environment.  The Interconnect segment net sales decreased $6.9 million, or 5.3% to $124.1 million for fiscal 2010 as compared to $131.0 million for fiscal 2009.  The Power Products segment net sales decreased $2.3 million, or 5.4% to $40.4 million for 2010 as compared to $42.7 million for fiscal 2009.  The Other segment net sales increased $1.1 million, or 13.4%, to $9.3 million for fiscal 2010, as compared to $8.2 million for fiscal 2009.  Translation of foreign operations net sales for fiscal 2010 increased reported net sales by $1.0 million or 0.3% due to currency rate fluctuations.

Other Income.  Other income increased $1.3 million, or 40.6%, to $4.5 million for fiscal 2010 from $3.2 million for fiscal 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive business.

Cost of Products Sold.  Consolidated cost of products sold decreased $58.7 million, or 16.5%, to $297.7 million for fiscal 2010 compared to $356.4 million for fiscal 2009.  The decrease is due to the lower sales volumes.  Consolidated cost of products sold as a percentage of sales were 79.8% for fiscal 2010, compared to 83.7% for fiscal 2009.  The decrease relates to restructuring and consolidation efforts that were undertaken in prior periods to improve inefficiencies in the business.

Gross Margins (including other income).  Consolidated gross margins (including other income) increased $7.5 million, or 10.4%, to $79.9 million for fiscal 2010 compared to $72.4 million for fiscal 2009.  Gross margins (including other income) as a percentage of net sales were 21.4% for fiscal 2010 compared to 17.0% for fiscal 2009.  The increase relates to higher other income in fiscal 2010 as well as restructuring and consolidation efforts that were undertaken in prior periods.

Restructuring.  In March 2009, we announced additional restructuring actions to consolidate manufacturing facilities to reduce costs.  During fiscal 2010, we recorded a restructuring charge of $5.3 million related to this restructuring initiative, which consisted of $3.6 million for employee severance and $1.7 million relating to other costs.  During fiscal 2009, we recorded a restructuring charge of $7.3 million related to this restructuring initiative, which consisted of $0.1 for employee severance, $1.4 million for the impairment of fixed assets, $5.4 million for the impairment of customer funded tooling and $0.4 million for other costs.  All of the restructuring actions related to the March 2009 restructuring initiative are now complete.

In January 2008, we announced a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.  During fiscal 2010, we recorded a restructuring charge of $2.5 million related to this restructuring initiative, which consisted of $0.7 million for employee severance, $1.5 million for the impairment and accelerated depreciation and $0.3 million relating to other costs.  During fiscal 2009, we recorded a restructuring charge of $18.0 million related to this restructuring initiative, which consisted of $6.1 million for employee severance, $10.8 million for impairment and accelerated depreciation, $0.2 million for inventory write-downs and $0.9 million relating to other costs.  All of the restructuring actions related to the January 2008 restructuring initiative are now complete.

Impairment of Goodwill and Other Assets.  During fiscal 2009, in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $25.8 million in our Automotive segment, $30.8 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $63.2 million related to these assets.

Also during the third quarter of fiscal 2009, in accordance with ASC No. 360, “Property, Plant and Equipment,” it was determined that certain identifiable assets of our businesses were impaired.  Therefore, during fiscal 2009, we recorded an impairment charge of $4.6 million in our Automotive segment, $26.2 million in our Interconnect segment and $0.4 million in our Other segment for a total of $31.2 million related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.2 million, or 9.1%, to $62.4 million for fiscal 2010 compared to $57.2 million for fiscal 2009.  The increase is due to $5.8 million in legal fees relating to the Delphi supply agreement and patent dispute.  In addition, selling and administrative expenses were negatively impacted by $1.4 million due to $0.8 million of stock-based compensation in fiscal 2010, compared to a net reversal of expense of $0.6 million in fiscal 2009.  The net reversal in fiscal 2009 was due to performance-based shares not meeting certain financial targets.  Selling and administrative expenses were lower by $2.0 million due to restructuring and consolidation efforts from previous periods.  Selling and administrative expenses as a percentage of net sales increased to 16.7% for fiscal 2010 from 13.4% for fiscal 2009.

Amortization of Intangibles.  Amortization of intangibles decreased $4.6 million, or 66.7%, to $2.3 million for fiscal 2010, compared to $6.9 million for fiscal 2009.  The decrease is due to the impairment of certain intangible assets in fiscal 2009.

Interest Income/(Expense), Net.  Net interest income/(expense) decreased $1.5 million for fiscal 2010 to an expense of  $0.1 million as compared to income of $1.4 million for fiscal 2009.  The average cash balance in fiscal 2010 was $62.5 million compared to an average cash balance of $81.4 million for fiscal 2009.  The decrease in the average cash balance relates primarily to the Hetronic acquisition during the second quarter of fiscal 2009.  The average interest rate earned for fiscal 2010 was 0.59% compared to 2.22% for fiscal 2009.  Interest expense was $0.5 million and $0.4 million for fiscal 2010 and fiscal 2009, respectively.  The interest expense in fiscal 2010 includes $0.1 million of fees related to the amendment of our bank agreement.

Other Income/(Expense), Net.  Other income/(expense), net increased $1.0 million to income of $0.5 million for fiscal 2010 compared to an expense of $0.5 million for fiscal 2009.  Fiscal 2010 included a $1.1 million gain recorded from life insurance policies owned by the Company in connection with an employee deferred compensation plan.  During fiscal 2010, our net currency exchange losses increased due to the strengthening of the U.S. dollar versus the Euro and Czech koruna, resulting in exchange losses.  During fiscal 2009, we recorded $2.5 million of unrealized currency exchange losses arising from an intercompany loan between our corporate headquarters and one of our foreign subsidiaries in conjunction with the acquisition of Hetronic, partially offset by currency exchange gains recorded in the same period.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, euro, Indian rupee, Mexican peso and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

During fiscal 2009 and the first half of fiscal 2010, we were invested in an enhanced cash fund sold as an alternative to traditional money-market funds.  At May 1, 2010 there was zero invested in the fund.  For fiscal 2010 we recorded a gain of $0.6 million, and for fiscal 2009 we recorded a loss of $1.2 million.

Income Taxes — Expense/(Benefit).  Income taxes — expense/(benefit) decreased by $7.7 million to a benefit of $6.0 million for fiscal 2010, compared to an expense of $1.7 million for fiscal 2009.  The $6.0 million for fiscal 2010, includes taxes on foreign profits of $0.5 million, book to income tax return expense adjustments of $2.9 million and other expense of $1.7 million.  In addition, a benefit of $3.2 million was recorded due to the settlement of uncertain tax positions and related interest from prior periods.  For the fiscal 2010, we have a loss before income taxes in our U.S.-based businesses.  Therefore, we recorded a tax carry-back benefit of $7.9 million in fiscal 2010.  The effective tax rates for both the fiscal 2010 and 2009 periods reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign operations and a higher percentage of earnings at those foreign operations.

Net Income/(Loss) Attributable to Methode Electronics, Inc.  Net income/(loss) attributable to Methode Electronics, Inc. increased $126.2 million to net income of $13.7 million for fiscal 2010, compared to a net loss of $112.5 million for fiscal 2009, primarily due to zero goodwill and other asset write-offs for fiscal 2010 versus $94.4 million in write-offs for fiscal 2009.  Income taxes were favorable by $7.7 million in fiscal 2010 compared to fiscal 2009, related to a tax loss carry-back for our U.S.-based businesses.  In addition, restructuring charges, amortization expense and other expense were lower as well as lower overall manufacturing costs due to restructuring efforts.  In addition, fiscal 2010 selling and administrative expenses were higher due to the Delphi supply agreement and patent litigation.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 1,	May 2,
	2010	2009	Net Change	Net Change
Net sales	$199.3	$243.6	$(44.3)	-18.2%
Other income	3.9	2.5	1.4	56.0%
	203.2	246.1	(42.9)	-17.4%

Cost of products sold	166.7	206.0	(39.3)	-19.1%

Gross margins (including other income)	36.5	40.1	(3.6)	-9.0%

Restructuring	5.6	19.3	(13.7)	-71.0%
Impairment of goodwill and other assets	—	30.5	(30.5)	N/M
Selling and administrative expenses	19.6	14.6	5.0	34.2%
Interest, net - income	0.1	—	0.1	N/M
Other, net - income/(expense)	(0.2)	0.3	(0.5)	N/M

Income/(loss) before income taxes	$11.2	$(24.0)	$35.2	N/M

	May 1,	May 2,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	2.0%	1.0%
Cost of products sold	83.6%	84.6%
Gross margins (including other income)	18.3%	16.5%
Restructuring	2.8%	7.9%
Impairment of goodwill and other assets	0.0%	12.5%
Selling and administrative expenses	9.8%	6.0%
Interest income, net	0.1%	0.0%
Other, net - income/(expense)	-0.1%	0.1%
Income/(loss) before income taxes	5.6%	-9.9%

Net Sales.  Automotive segment net sales decreased $44.3 million, or 18.2%, to $199.3 million for fiscal 2010 from $243.6 million for fiscal 2009.  Net sales to Delphi Corporation decreased $27.1 million, or 65.8%, to $14.1 million for fiscal 2010 compared to $41.2 million for fiscal 2009 due to the cancellation of the supply agreement on September 10, 2009.  The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $1.0 million for fiscal 2010, compared to $14.8 million for fiscal 2009.  In addition, the decline is attributable to the softness of the U.S. economic environment.  Net sales declined by 60.2% in North America and increased by 19.8% and 154.2% in Europe and Asia, respectively for fiscal 2010 compared to fiscal 2009.  Translation of foreign operations net sales for fiscal 2010 increased reported net sales by $1.0 million, or 0.5%, due to currency rate fluctuations.

Other Income.  Other income increased $1.4 million, or 56.0%, to $3.9 million for fiscal 2010 from $2.5 million for fiscal 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The increase relates to engineering design fees in our European automotive business.

Cost of Products Sold.  Automotive segment cost of products sold decreased $39.3 million, or 19.1%, to $166.7 million for fiscal 2010 from $206.0 million for fiscal 2009.  The decrease primarily relates to lower sales volumes.  Included in the cost of products sold for fiscal 2010 is $0.7 million of asset write-downs relating to the termination of the Delphi supply agreement.  The Automotive segment cost of products sold as a percentage of sales were 83.6% for fiscal 2010, compared to 84.6% for fiscal 2009.  The decrease relates to restructuring and consolidation efforts in previous periods, partially offset by inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $3.6 million, or 9.0%, to $36.5 million for fiscal 2010, compared to $40.1 million for fiscal 2009.  Gross margins (including other income) as a percentage of net sales increased to 18.3% for fiscal 2010 from 16.5% for fiscal 2009.  The increase relates to higher other income for fiscal 2010 as well as restructuring and consolidation efforts that occurred in prior periods, partially offset by inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010.

Restructuring.   During fiscal 2010, we recorded a restructuring charge of $3.3 million related to our March 2009 restructuring initiative, which consisted of $2.7 million for employee severance and $0.6 million relating to other costs.  During fiscal 2009, we recorded a restructuring charge of $6.5 million, which consisted of  $1.0 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $5.4 million for customer funded tooling and $0.1 million in forfeited security deposits related to the cancellation of the new GM business.  All of the restructuring actions related to the March 2009 restructuring initiatives are now complete.

During fiscal 2010, the Automotive segment recorded a restructuring charge of $2.3 million for our January 2008 restructuring initiative, which consisted of $0.7 million for employee severance, $1.4 million for the impairment and accelerated depreciation for machinery and equipment and $0.2 in other costs.  During fiscal 2009, we recorded a restructuring charge of $12.8 million, which consisted of $4.7 million for employee severance, $7.4 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment and $0.7 million for other costs.  All of the restructuring actions related to the January 2008 restructuring initiatives are now complete.

Impairment of Goodwill and Other Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $30.5 million in our Automotive segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.0 million, or 34.2%, to $19.6 million for fiscal 2010 compared to $14.6 million for fiscal 2009.  Selling and administrative expenses increased in fiscal 2010 is due to $5.8 million of legal fees associated with the Delphi supply agreement termination and patent litigation, partially offset by restructuring and consolidation efforts.  Selling and administrative expenses as a percentage of net sales were 9.8% for the fiscal 2010 and 6.0% for fiscal 2009.

Interest Income, Net.  Net interest income was $0.1 million for fiscal 2010 compared to zero in fiscal 2009.

Other Income/(Expense), Net.  Other income/(expense), net decreased $0.5 million to an expense of $0.2 million for fiscal 2010 compared to income of $0.3 million for fiscal 2009.  The decrease is primarily due to the strengthening of the U.S. dollar versus the Euro during fiscal 2010 compared to fiscal 2009.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Automotive segment income/(loss) before income taxes increased $35.2 million to income of $11.2 million for fiscal 2010 compared to a loss of $24.0 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $30.5 million in write-offs for fiscal 2009, lower restructuring expenses, lower costs relating to prior restructuring and consolidation efforts, offset by lower sales and gross margins (including other income) and legal fees relating to the termination of the Delphi supply agreement.

Interconnect Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 1,	May 2,
	2010	2009	Net Change	Net Change
Net sales	$124.1	$131.0	$(6.9)	-5.3%
Other income	0.1	0.2	(0.1)	-50.0%
	124.2	131.2	(7.0)	-5.3%

Cost of products sold	88.6	99.7	(11.1)	-11.1%

Gross margins (including other income)	35.6	31.5	4.1	13.0%

Restructuring	1.6	5.5	(3.9)	-70.9%
Impairment of goodwill and other assets	—	56.9	(56.9)	N/M
Selling and administrative expenses	23.0	31.0	(8.0)	-25.8%
Interest income	0.2	0.5	(0.3)	-60.0%
Other, net - income/(expense)	(0.9)	0.7	(1.6)	N/M

Income/(loss) before income taxes	$10.3	$(60.7)	$71.0	N/M

	May 1,	May 2,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	0.1%	0.2%
Cost of products sold	71.4%	76.1%
Gross margins (including other income)	28.7%	24.0%
Restructuring	1.3%	4.2%
Impairment of goodwill and other assets	0.0%	43.4%
Selling and administrative expenses	18.5%	23.7%
Interest income	0.2%	0.4%
Other, net - income/(expense)	-0.7%	0.5%
Income/(loss) before income taxes	8.3%	-46.3%

Net Sales.  Interconnect segment net sales decreased $6.9 million, or 5.3%, to $124.1 million for fiscal 2010 from $131.0 million for fiscal 2009.  Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008.  European net sales increased 21.7% and North American and Asia declined 5.1% and 28.2%, respectively for fiscal 2010 as compared to fiscal 2009.  The net sales decline in North America and Asia was primarily due to the restructuring of our legacy Interconnect segment businesses, which included exiting certain businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.  There was no impact to net sales for fiscal 2010 compared to fiscal 2009 due to currency rate fluctuations.

Other Income.  Other income was $0.1 million for fiscal 2010, compared to $0.2 million for fiscal 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $11.1 million, or 11.1%, to $88.6 million for fiscal 2010 compared to $99.7 million for fiscal 2009.  Interconnect segment cost of products sold as a percentage of net sales decreased to 71.4% for fiscal 2010 compared to 76.1% for fiscal 2009.  The decrease in cost of products sold as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods, partially offset by lower sales volumes in fiscal 2010 as compared to fiscal 2009.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) increased $4.1 million, or 13.0%, to $35.6 million for fiscal 2010 as compared to $31.5 million for fiscal 2009.  Gross margins (including other income) as a percentage of net sales increased to 28.7% for fiscal 2010 from 24.0% for fiscal 2009.  The increase in gross margins (including other income) as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods, partially offset by lower sales volumes for fiscal 2010 compared to fiscal 2009.

Restructuring.  During fiscal 2010, the Interconnect segment recorded a restructuring charge of $1.4 million related to our March 2009 restructuring initiative, which consisted of $0.7 million for employee severance and $0.7 million for other costs.  During fiscal 2009, we recorded a restructuring charge of $0.3 million, which consisted of  $0.1 million for employee severance and $0.2 million relating to professional fees.  All of the restructuring actions related to the March 2009 restructuring initiatives are now complete.

During fiscal 2010, the Interconnect segment recorded a restructuring charge of $0.2 million related to our January 2008 restructuring initiative, which consisted of $0.2 million in accelerated depreciation.  During fiscal 2009, we recorded a restructuring charge of $5.2 million, which consisted of $1.4 million for employee severance, $3.4 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment, $0.2 million for inventory write-downs and $0.2 million relating to other costs.

Impairment of Goodwill and Other Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $30.8 million in our Interconnect segment related to these assets.

Also during fiscal 2009, in accordance with ASC No. 360, “Property, Plant and Equipment,” it was determined that certain identifiable assets of our Interconnect businesses were impaired.  Therefore, during fiscal 2009, we recorded an impairment charge of $26.1 million for these assets.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $8.0 million, or 25.8%, to $23.0 million for fiscal 2010 compared to $31.0 million for fiscal 2009.  Selling and administrative expenses are lower due to reduced intangible asset amortization expenses, partially offset by higher selling and administrative expenses due to the Hetronic acquisition.  In addition, selling and administrative expenses (not including Hetronic) were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009.  Selling and administrative expenses as a percentage of net sales decreased to 18.5% for fiscal 2010 from 23.7% for fiscal 2009.

Interest Income, Net.  Interest income, net decreased $0.3 million, or 60.0%, to $0.2 million for fiscal 2010, compared to $0.5 million for fiscal 2009.

Other Income/(Expense), Net.  Other income/(expense), net decreased $1.6 million, to an expense of $0.9 million for fiscal 2010, compared to income of $0.7 million for fiscal 2009  The functional currencies of these operations are the British pound, Czech koruna, Euro and Singapore dollar.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Interconnect segment income/(loss) before income taxes increased $71.0 million to income of $10.3 million for fiscal 2010 compared to a loss of $60.7 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $56.9 million in write-offs for fiscal 2009.  In addition, income/(loss) before income taxes increased due to lower intangible asset amortization expenses, lower selling and administrative expenses due to prior restructuring efforts, lower restructuring expenses, partially offset by lower sales and gross margins (including other income).

Power Products Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 1,	May 2,
	2010	2009	Net Change	Net Change
Net sales	$40.4	$42.7	$(2.3)	-5.4%
Other income	0.1	—	0.1	N/M
	40.5	42.7	(2.2)	-5.2%

Cost of products sold	30.0	37.2	(7.2)	-19.4%

Gross margins (including other income)	10.5	5.5	5.0	90.9%

Restructuring	0.6	0.5	0.1	20.0%
Impairment of goodwill and other assets	—	5.4	(5.4)	N/M
Selling and administrative expenses	6.5	5.1	1.4	27.5%
Other - expense	—	(0.2)	0.2	N/M

Income/(loss) before income taxes	$3.4	$(5.7)	$9.1	N/M

	May 1,	May 2,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	74.3%	87.1%
Gross margins (including other income)	26.0%	12.9%
Restructuring	1.5%	1.2%
Impairment of goodwill and other assets	0.0%	12.6%
Selling and administrative expenses	16.1%	11.9%
Other - expense	0.0%	-0.5%
Income/(loss) before income taxes	8.4%	-13.3%

Net Sales.  Power Products segment net sales decreased $2.3 million, or 5.4% to $40.4 million for fiscal 2010 compared to $42.7 million for fiscal 2009.  Net sales have declined in fiscal 2010 as compared to fiscal 2009 by 9.8% in North America and increased by 14.1% in Asia.  The overall decline was driven by lower demand for our flexible cabling and heat sink products in the U.S.

Other Income.  Other income was $0.1 million for fiscal 2010, compared to zero for fiscal 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Power Products segment cost of products sold decreased $7.2 million, or 19.4%, to $30.0 million for fiscal 2010 compared to $37.2 million for fiscal 2009.  The Power Products segment cost of products sold as a percentage of sales decreased to 74.3% for fiscal 2010 from 87.1% for fiscal 2009.  The decrease is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Gross Margins (including other income).  Power Products segment gross margins (including other income) increased $5.0 million, or 90.9%, to $10.5 million for fiscal 2010, compared to $5.5 million for fiscal 2009. Gross margins as a percentage of net sales increased to 26.0% for fiscal 2010 from 12.9% for fiscal 2009.  The increase is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Restructuring.   During fiscal 2010, the Power Products segment recorded a restructuring charge of $0.6 million related to our March 2009 restructuring initiative, which consisted of $0.1 million for employee severance and $0.5 million relating to real estate taxes and other facility related costs.  During fiscal 2009, we recorded a restructuring charge of $0.5 million, which consisted of  $0.4 million for impairment and accelerated depreciation for buildings and improvements and machinery and equipment and $0.1 million relating to other costs.  All of the restructuring actions related to the March 2009 restructuring initiative are now complete.

Impairment of Goodwill and Other Assets.  During fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $5.4 million in our Power Products segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.4 million, or 27.5%, to $6.5 million for fiscal 2010 compared to $5.1 million for fiscal 2009.  Selling and administrative expenses increased due to higher professional services fees and allocated management resources during fiscal 2010 as compared to fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 16.1% for fiscal 2010 from 11.9% for fiscal 2009.

Other Expense.  Other expense was zero for fiscal 2010, compared to $0.2 million for fiscal 2009.

Income/(Loss) Before Income Taxes.  Power Products income/(loss) before income taxes increased $9.1 million to income of $3.4 million for fiscal 2010, compared to a loss of $5.7 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $5.4 million in write-offs for fiscal 2009.  In addition, income/(loss) before income taxes increased due to lower sales volumes, higher restructuring expenses, and higher professional fees, more than offset by lower cost of products sold due to prior restructuring and consolidation efforts.

Other Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 1,	May 2,
	2010	2009	Net Change	Net Change
Net sales	$9.3	$8.2	$1.1	13.4%

Cost of products sold	9.5	8.9	0.6	6.7%

Gross margins	(0.2)	(0.7)	0.5	N/M

Impairment of goodwill and intangible assets	—	1.6	(1.6)	N/M
Selling and administrative expenses	2.1	2.8	(0.7)	-25.0%

Loss before income taxes	$(2.3)	$(5.1)	$2.8	N/M

	May 1,	May 2,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	102.2%	108.5%
Gross margins	-2.2%	-8.5%
Impairment of goodwill and intangible assets	0.0%	19.5%
Selling and administrative expenses	22.6%	34.1%
Loss before income taxes	-24.7%	-62.2%

Net Sales.  The Other segment net sales increased $1.1 million, or 13.4%, to $9.3 million for fiscal 2010, compared to $8.2 million for fiscal 2009.  Net sales from our torque-sensing business increased 38.0% in fiscal 2010 compared to fiscal 2009.  Net sales from our testing facilities increased 5.1% for fiscal 2010 compared to fiscal 2009.

Cost of Products Sold.  Other segment cost of products sold increased $0.6 million, or 6.7%, to $9.5 million for fiscal 2010 compared to $8.9 million for fiscal 2009.  The increase is due to an increase in prototypes in our torque-sensing business in fiscal 2010 compared to fiscal 2009.  Cost of products sold as a percentage of sales decreased to 102.2% in fiscal 2010 compared to 108.5% in fiscal 2009.

Gross Margins.  The Other segment gross margins increased $0.5 million to a loss of $0.2 million compared to a loss of $0.7 million for fiscal 2009.  The increase in net sales was more than offset by an increase in prototypes in our torque-sensing business in fiscal 2010.

Impairment of Goodwill and Other Assets.  During fiscal 2009, in accordance with ASC No. 350, “Intangible - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $1.6 million in our Other segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.7 million, or 25.0%, to $2.1 million for fiscal 2010, compared to $2.8 million for fiscal 2009.  Selling and administrative expenses as a percentage of net sales decreased to 22.6% for fiscal 2010 from 34.1% for fiscal 2009.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $2.8 million to $2.3 million for fiscal 2010, compared to $5.1 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $1.6 million in write-offs for fiscal 2009.  In addition, the loss before income taxes decreased due to higher net sales and gross margins, as well as lower selling and administrative expenses.

Results of Operations for the Fiscal Year Ended May 2, 2009 (52 weeks) as Compared to the Fiscal Year Ended May 3, 2008 (53 weeks)

Consolidated Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$425.6	$551.1	$(125.5)	-22.8%
Other income	3.2	1.9	1.3	68.5%
	428.8	553.0	(124.2)	-22.5%

Cost of products sold	356.4	428.4	(72.0)	-16.8%

Gross margins (including other income)	72.4	124.6	(52.2)	-41.9%

Restructuring	25.3	5.2	20.1	N/M
Impairment of goodwill and other assets	94.4	1.5	92.9	N/M
Selling and administrative expenses	57.5	61.5	(4.0)	-6.5%
Amortization of intangibles	6.9	6.0	0.9	15.0%
Interest income, net	1.4	2.3	(0.9)	-39.9%
Other, net - expense	(0.5)	(3.2)	2.7	N/M
Income taxes - expense	1.7	9.7	(8.0)	-82.7%

Net income/(loss)	$(112.5)	$39.8	$(152.3)	N/M

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.8%	0.3%
Cost of products sold	83.7%	77.7%
Gross margins (including other income)	17.0%	22.6%
Restructuring	5.9%	0.9%
Impairment of goodwill and other assets	22.2%	0.3%
Selling and administrative expenses	13.5%	11.2%
Amortization of intangibles	1.6%	1.1%
Interest income, net	0.3%	0.4%
Other, net - expense	-0.1%	-0.6%
Income taxes - expense	0.4%	1.8%
Net income/(loss)	-26.4%	7.2%

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

Impairment of Goodwill and Other Assets.  We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with ASC No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  Based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with ASC No. 350, on the reporting units that had goodwill during fiscal 2009.  Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units.  We completed  “step two” of the goodwill test and concluded that goodwill was impaired.  During fiscal 2009, we recorded a goodwill impairment charge of $25.8 million in our Automotive segment, $30.8 million in our Interconnect segment, $5.4 million in our Power Products segment and $1.2 million in our Other segment for a total of $63.2 million related to these assets.

Also, in accordance with ASC No. 360, “Property, Plant and Equipment”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets of our TouchSensor and Hetronic businesses in the Interconnect segment, the Automotive Safety Technologies business from our Automotive segment and Magna-Lastic Devices, Inc. from our Other segment were impaired.  Therefore, we recorded an impairment charge of $26.2 million in the Interconnect segment, $4.6 million in the Automotive segment and $0.4 million in the Other segment for a total of $31.2 million for these assets.

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

Income Taxes.  The effective income tax rate was a net provision of 1.5% in fiscal 2009 compared with a provision of 19.7% in fiscal 2008.  The income tax rate in fiscal 2009 was a benefit due to the impairment of goodwill and intangible assets, restructuring charges and slowing of business in our U.S.-based businesses, causing a loss before income taxes.  Offsetting the benefit recorded in fiscal 2009, a valuation allowance against our deferred tax assets of $28.0 was recorded in accordance ASC No. 740 “Income Taxes”.  This was recorded due to the uncertainty of the future utilization of our deferred tax assets.  See Note 7 for additional information.  The effective tax rates for both fiscal 2009 and 2008 reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign earnings and a higher percentage of earnings at those foreign operations.

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

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$243.6	$362.1	$(118.5)	-32.7%
Other income	2.5	0.9	1.6	177.8%
	246.1	363.0	(116.9)	-32.2%

Cost of products sold	206.0	282.1	(76.1)	-27.0%

Gross margins (including other income)	40.1	80.9	(40.8)	-50.4%

Restructuring	19.3	4.4	14.9	N/M
Impairment of goodwill and other assets	30.5	1.5	29.0	N/M
Selling and administrative expenses	14.6	18.0	(3.4)	-18.9%
Other, net - income/(expense)	0.3	(1.7)	2.0	N/M

Income/(loss) before income taxes	$(24.0)	$55.3	$(79.3)	N/M

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	1.0%	0.2%
Cost of products sold	84.6%	77.9%
Gross margins (including other income)	16.5%	22.3%
Restructuring	7.9%	1.2%
Impairment of goodwill and other assets	12.5%	0.4%
Selling and administrative expenses	6.0%	5.0%
Other, net	0.1%	-0.5%
Income/(loss) before income taxes	-9.9%	15.3%

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

Impairment of Goodwill and Other Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with ASC No. 350, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $25.8 million in our Automotive segment related to these assets.

Also, in accordance with ASC No. 360, “Property, Plant and Equipment”, during the fourth quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets were impaired.  We recorded an impairment charge of $4.7 million for these assets.

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

Income/(Loss) Before Income Taxes.  Automotive segment income/(loss) before income taxes decreased $79.3 million to a loss of $24.0 million for the fiscal year ended May 2, 2009 compared to income of $55.3 million for the fiscal year ended May 3, 2008.  The decrease occurred due to goodwill and intangible asset write-offs, manufacturing inefficiencies due to significantly lower sales volumes during the third and fourth quarters of fiscal 2009, increased restructuring expenses, partially offset by lower selling and administrative expenses.

Interconnect Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$131.0	$136.3	$(5.3)	-3.9%
Other income	0.2	0.3	(0.1)	-33.3%
	131.2	136.6	(5.4)	-4.0%

Cost of products sold	99.7	104.7	(5.0)	-4.8%

Gross margins (including other income)	31.5	31.9	(0.4)	-1.3%

Restructuring	5.5	0.6	4.9	N/M
Impairment of goodwill and other assets	56.9	—	56.9	N/M
Selling and administrative expenses	31.0	25.9	5.1	19.7%
Interest income	0.5	0.4	0.1	25.0%
Other, net - income/(expense)	0.7	(1.2)	1.9	N/M

Income/(loss) before income taxes	$(60.7)	$4.6	$(65.3)	N/M

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Other income	0.2%	0.2%
Cost of products sold	76.1%	76.8%
Gross margins (including other income)	24.0%	23.4%
Restructuring	4.2%	0.4%
Impairment of goodwill and other assets	43.4%	0.0%
Selling and administrative expenses	23.7%	19.0%
Interest income	0.4%	0.3%
Other, net	0.5%	-0.9%
Income/(loss) before income taxes	-46.3%	3.4%

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

Impairment of Goodwill and Other Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with ASC No. 350, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $30.8 million in our Interconnect segment related to these assets

Also, in accordance with ASC No. 360, during the fourth quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets were impaired.  We recorded an impairment charge of $26.1 million for these assets.

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

Power Products Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$42.7	$45.8	$(3.1)	-6.8%

Cost of products sold	37.2	33.2	4.0	12.0%

Gross margins	5.5	12.6	(7.1)	-56.0%

Restructuring	0.5	—	0.5	N/M
Impairment of goodwill and other assets	5.4	—	5.4	N/M
Selling and administrative expenses	5.1	4.1	1.0	25.4%
Other - expense	(0.2)	—	(0.2)	N/M

Income/(loss) before income taxes	$(5.7)	$8.5	$(14.2)	N/M

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	87.1%	72.5%
Gross margins (including other income)	13.0%	27.5%
Restructuring	1.2%	0.0%
Impairment of goodwill and other assets	12.5%	0.0%
Selling and administrative expenses	12.0%	9.0%
Other - expense	-0.4%	0.0%
Income/(loss) before income taxes	-13.3%	18.6%

Net Sales.  Power Products segment net sales decreased $3.1 million, or 6.8%, to $42.7 million for the fiscal year ended May 2, 2009 from $45.8 million for the fiscal year ended May 3, 2008.  Net sales were favorably impacted by the Value Engineering Products (“VEP”) acquisition on August 31, 2007.  Excluding VEP, Power Products net sales decreased 10.9% in fiscal 2009 as compared to fiscal 2008.

Cost of Products Sold.  Power Products segment cost of products sold increased $4.0 million, or 12.0%, to $37.2 million for the fiscal year ended May 2, 2009 compared to $33.2 million for the fiscal year ended May 3, 2008.  The Power Products segment cost of products sold as a percentage of sales increased to 87.1% for fiscal 2009 from 72.5% for fiscal 2008.   The increase is partially due to a product that reached end-of-life at the end of fiscal 2008 and had a lower cost as a percentage of sales than the remaining sales during fiscal 2009.  In addition, we experienced an unfavorable product mix as well as increased shipping and distribution costs.

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

Impairment of Goodwill and Intangible Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with ASC No. 350, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $5.4 million in our Power Products segment related to these assets.

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

Other Segment Results

Below is a table summarizing results for the years ended:

(in millions)

(Not meaningful equals “N/M”)

	May 2,	May 3,
	2009	2008	Net Change	Net Change
Net sales	$8.2	$6.9	$1.3	18.8%

Cost of products sold	8.9	6.7	2.2	32.8%

Gross margins	(0.7)	0.2	(0.9)	N/M

Impairment of goodwill and intangible assets	1.6	—	1.6	N/M
Selling and administrative expenses	2.8	2.0	0.8	40.0%

Loss before income taxes	$(5.1)	$(1.8)	$(3.3)	183.3%

	May 2,	May 3,
Percent of sales:	2009	2008
Net sales	100.0%	100.0%
Cost of products sold	108.5%	97.1%
Gross margins	-8.5%	2.9%
Impairment of goodwill and intangible assets	19.5%	0.0%
Selling and administrative expenses	34.1%	29.0%
Loss before income taxes	-62.2%	-26.1%

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

Impairment of Goodwill and Intangible Assets.  Based on events and general business declines, we performed “step one” and “step two” of the goodwill impairment test in accordance with ASC No. 350, on the reporting units that had goodwill during fiscal 2009.  Based on these tests, we concluded that goodwill was impaired.  We recorded a goodwill impairment charge of $1.2 million in our Other segment related to these assets.

Also, in accordance with ASC No. 360,  during the fourth quarter of fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable assets were impaired.  We recorded an impairment charge of $0.4 million for these assets.

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

Financial Condition, Liquidity and Capital Resources

We have historically financed our cash requirements through cash flows from operations.  Our future cash flow will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business.  We believe our current cash balances together with the cash flow expected to be generated from future domestic and foreign operations will be sufficient to support current operations.

We have an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level.  At May 1, 2010, we were in compliance with these covenants and had no borrowings against this credit facility.

During fiscal 2009 and the first half of fiscal 2010, we were invested in an enhanced cash fund sold as an alternative to traditional money-market funds.  We have historically invested a portion of our on hand cash balances in this fund.  These investments are subject to credit, liquidity, market and interest rate risk. In December 2007, the fund was overwhelmed with withdrawal requests from investors and was closed with a restriction placed upon the cash redemption ability of its holders. In September 2009, we received the remaining principal in the fund. The balance in the fund as of May 1, 2010 was zero. For fiscal 2010, we recorded a gain of $0.6 million and for fiscal 2009, we recorded a loss of $1.2 million.

Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Net income/(loss)	$13.8	$(112.2)	$40.1
Depreciation and amortization	19.4	37.0	28.2
Changes in operating assets and liabilities	(11.5)	6.3	6.8
Other non-cash items	5.7	112.1	1.9
Cash flow from operations	$27.4	$43.2	$77.0

Operating Activities — Fiscal 2010 Compared to Fiscal 2009

Net cash provided by operating activities decreased $15.8 million to $27.4 million for fiscal 2010 compared to $43.2 million for fiscal 2009. While our net income increased $126.0 million to net income of $13.8 million for fiscal 2010, compared to a loss of $112.2 million for fiscal 2009, $106.4 million of the change related to non-cash charges ($5.7 million for fiscal 2010 compared to $112.1 million for fiscal 2009). The depreciation and amortization add back to cash flow from operations decreased $17.6 million to $19.4 million for fiscal 2010, compared to $37.0 million in fiscal 2009. The decrease for both depreciation and other non-cash items in fiscal 2010 compared to fiscal 2009 is primarily due to goodwill and fixed assets that were written off in fiscal 2009. The changes in operating assets and liabilities decreased by $17.8 million, to cash used of $11.5 million in fiscal 2010, compared to $6.3 million of cash generated in fiscal 2009 primarily driven by higher accounts receivable balances at the end of fiscal 2010 due to higher sales in the fourth quarter of fiscal 2010, compared to the fourth quarter of fiscal 2009.

Operating Activities — Fiscal 2009 Compared to Fiscal 2008

Net cash provided by operating activities decreased $33.8 million to $43.2 million for fiscal 2009 compared to $77.0 million for fiscal 2008.  The decrease was due to our net income/(loss) decreasing $152.3 million to net loss of $112.2 million for fiscal 2009, compared to net income of $40.1 million for fiscal 2008, which is partially offset by non-cash charge add-backs difference of $119.0 million for goodwill and intangible asset write-offs as well as depreciation and amortization expenses in fiscal 2009 compared to fiscal 2008.  The changes in operating assets and liabilities decreased by $0.5 million, to cash generated of $6.3 million in fiscal 2009, compared to $6.8 million of cash generated in fiscal 2008.

Investing Activities — Fiscal 2010 Compared to Fiscal 2009

Net cash used in investing activities decreased $68.3 million to $7.8 million for fiscal 2010, compared to $76.1 million for fiscal 2009.  Purchases of plant and equipment decreased $7.7 million, to $9.4 million for fiscal 2010, compared to $17.1 million for fiscal 2009.  In fiscal 2010, we received $2.4 million from life insurance polices in connection with an employee deferred compensation plan.  In September 2008, we acquired certain assets of Hetronic LLC (Hetronic) for $53.6 million in cash.  We also incurred $2.4 million in transaction costs related to the purchase.  Also in fiscal 2009, we made a contingent payment of $0.8 million related to the VEP acquisition.  In addition, we made a contingent payment of $0.3 million and $0.6 million in fiscal 2010 and 2009, respectively for the Cableco Technologies acquisition.

Investing Activities — Fiscal 2009 Compared to Fiscal 2008

Net cash used in investing activities was $76.1 million for fiscal 2009 and $29.0 million for fiscal 2008.  Purchases of property, plant and equipment was $17.1 million and $20.0 million for fiscal 2009 and 2008, respectively.  In fiscal 2009, we purchased Hetronic and made the contingent payments related to the VEP and Cableco acquisitions described above.  During fiscal 2008, we also paid a $1.0 million dividend for our automotive joint venture.

Financing Activities — Fiscal 2010 Compared to Fiscal 2009

Net cash used in financing activities was $10.3 million for fiscal 2010, compared to $15.1 million for fiscal 2009.  We paid cash dividends of $10.4 million in fiscal 2010, compared to $9.8 million in fiscal 2009.  Our board of directors approved a stock repurchase plan in September 2008 to purchase up to 3,000,000 shares.  The plan expired May 1, 2010.    In fiscal 2009, we purchased 669,480 shares for $5.3 million.  There were no shares purchased in fiscal 2010.

Financing Activities — Fiscal 2009 Compared to Fiscal 2008

Net cash used in financing activities was $15.1 million in fiscal 2009 and  $7.1 million in fiscal 2008.  We paid cash dividends of $9.8 million and  $7.6 million in fiscal 2009 and 2008, respectively.  We repurchased 53,012 and  95,420 shares in fiscal 2009 and  2008, respectively, of our common stock from the former owners of Cableco in accordance with the terms of the earn-out provision of the Cableco purchase agreement.  We repurchased 669,480 shares of common stock for $5.3 million in fiscal 2009.

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of May 1, 2010 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$4,906	$2,604	$1,963	$271	$68
Purchase obligations	46,251	46,251	—	—	—
Deferred compensation	4,356	379	876	328	2,773
Total	$55,513	$49,234	$2,839	$599	$2,841

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

Intangible Assets.  We have significant intangible assets related to goodwill and other acquired intangibles.  The determination of related estimated useful lives and whether these assets are impaired involves significant judgment.  In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  In accordance with ASC No. 350, “Goodwill and Other Assets,” on May 1, 2002, we ceased amortizing goodwill.  In lieu of amortization, we are required to perform an annual impairment review (see Note 4 to the Consolidated Financial Statements).

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $4.7 million and $2.8 million at May 1, 2010 and May 2, 2009, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Indian rupee, Mexican peso and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $12.8 million at May 1, 2010 and $10.8 million at May 2, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 1, 2010 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 1, 2010. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst and Young, LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this report on Form 10-K.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the caption “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2010 annual meeting to be held on September 16, 2010, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters” in the definitive proxy statement for our 2010 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “ Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2010 annual meeting to be held on September 16, 2010, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” and “Executive Compensation Discussion and Analysis” and in subsequent compensation tables in the definitive proxy statement for our 2010 annual meeting to be held on September 16, 2010, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2010 annual meeting to be held on September 16, 2010, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2010 annual meeting to be held on September 16, 2010, and is incorporated herein by reference.

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

Dated:  July 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WARREN L. BATTS	Chairman of the Board	July 1, 2010
Warren L. Batts

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	July 1, 2010
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN HORNUNG	Chief Financial Officer	July 1, 2010
Douglas A. Koman

/s / WALTER J. ASPATORE	Director	July 1, 2010
Walter J. Aspatore

/s/ J. EDWARD COLGATE	Director	July 1, 2010
J. Edward Colgate

/s/ DARREN M. DAWSON	Director	July 1, 2010
Darren M. Dawson

/s / ISABELLE C. GOOSSEN	Director	July 1, 2010
Isabelle C. Goossen

/s / CHRISTOPHER J. HORNUNG	Director	July 1, 2010
Christopher J. Hornung

/s / LAWRENCE B. SKATOFF	Director	July 1, 2010
Lawrence B. Skatoff

/s / PAUL G. SHELTON	Director	July 1, 2010
Paul G. Shelton

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 15 (a) (1) and (2)

(1)	Financial Statements

The following consolidated financial statements of Methode Electronics, Inc. and subsidiaries are included in Item 8:

	Report of Independent Registered Public Accounting Firm	F1

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F2

	Consolidated Balance Sheets — May 1, 2010 and May 2, 2009	F3

	Consolidated Statements of Operations — Years Ended May 1, 2010, May 2, 2009 and May 3, 2008	F4

	Consolidated Statements of Shareholders’ Equity — Years Ended May 1, 2010, May 2, 2009 and May 3, 2008	F5

	Consolidated Statements of Cash Flows — Years Ended May 1, 2010, May 2, 2009 and May 3, 2008	F6

	Notes to Consolidated Financial Statements	F7

(2)	Financial Statement Schedule

	Schedule II — Valuation and Qualifying Accounts	F35

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are immaterial and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Methode Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of May 1, 2010 and May 2, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended May 1, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at May 1, 2010 and May 2, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 1, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Methode Electronics, Inc.’s internal control over financial reporting as of May 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
July 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Methode Electronics, Inc.

We have audited Methode Electronics, Inc.’s internal control over financial reporting as of May 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Methode Electronics, Inc. maintained effective internal control over financial reporting as of May 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. as of May 1, 2010 and May 2, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 1, 2010 and our report dated June 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
July 1, 2010

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 1, 2010	May 2, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,821	$54,030
Accounts receivable, less allowance (2010 — $1,102; 2009 —$1,444)	68,649	60,406
Inventories:
Finished products	5,487	11,865
Work in process	7,686	7,583
Materials	16,587	17,796
	29,760	37,244
Deferred income taxes	2,272	4,928
Prepaid and refundable income taxes	13,956	14,764
Prepaid expenses and other current assets	6,138	6,692
TOTAL CURRENT ASSETS	184,596	178,064
PROPERTY, PLANT AND EQUIPMENT
Land	3,240	3,236
Buildings and building improvements	49,398	54,378
Machinery and equipment	228,112	231,470
	280,750	289,084
Less allowances for depreciation	218,874	219,167
	61,876	69,917
OTHER ASSETS
Goodwill	12,096	11,771
Other intangibles, less accumulated amortization	18,811	20,501
Cash surrender value of life insurance	9,391	11,177
Deferred income taxes	3,657	4,993
Pre-production costs	11,984	3,182
Other	8,412	5,683
	64,351	57,307
TOTAL ASSETS	$310,823	$305,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,743	$24,495
Salaries, wages and payroll taxes	8,252	7,918
Other accrued expenses	18,283	19,921
Income taxes	2,467	1,184
TOTAL CURRENT LIABILITIES	58,745	53,518

OTHER LIABILITIES	10,251	13,561
DEFERRED COMPENSATION	1,885	3,308
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,149,946 and 38,290,776 shares issued as of May 1, 2010 and May 2, 2009, respectively	19,075	19,145
Unearned common stock issuances	—	(3,632)
Additional paid-in capital	65,991	68,506
Accumulated other comprehensive income	16,247	15,675
Treasury stock, 1,342,188 and 1,372,188 shares as of May 1, 2010 and May 2, 2009, respectively	(11,377)	(11,495)
Retained earnings	146,818	143,577
TOTAL METHODE ELECTONICS, INC. SHAREHOLDERS’ EQUITY	236,754	231,776
Noncontrolling interest	3,188	3,125
TOTAL EQUITY	239,942	234,901
TOTAL LIABILITIES AND EQUITY	$310,823	$305,288

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008

INCOME
Net sales	$373,136	$425,644	$551,073
Other	4,510	3,202	1,879
	377,646	428,846	552,952

COSTS AND EXPENSES
Cost of products sold	297,711	356,496	428,355
Restructuring	7,770	25,278	5,159
Impairment of goodwill and other assets	—	94,374	1,472
Selling and administrative expenses	62,427	57,128	61,221
Amortization of intangibles	2,297	6,933	6,013
	370,205	540,209	502,220

Income/(loss) from operations	7,441	(111,363)	50,732

Interest income/(expense), net	(139)	1,382	2,324
Other income/(expense), net	515	(479)	(3,250)
Income/(loss) before income taxes	7,817	(110,460)	49,806

Income tax expense/(benefit)	(5,964)	1,680	9,723
Net income/(loss)	13,781	(112,140)	40,083
Less: Net income attributable to noncontrolling interest	126	343	329
NET INCOME/(LOSS) ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$13,655	$(112,483)	$39,754

Amounts per common share:
Basic net income/(loss)	$0.37	$(3.05)	$1.07
Diluted net income/(loss)	$0.37	$(3.05)	$1.06

Cash dividends:
Common stock	$0.28	$0.26	$0.20

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended May 1, 2010, May 2, 2009 and May 3, 2008

(Dollar amounts in thousands, except share data)

			Unearned
	Common	Common	Common	Additional		Currency		Total
	Stock	Stock	Stock	Paid-in	Retained	Translation	Treasury	Shareholders’
	Shares	$	Issuances	Capital	Earnings	Adjustments	Stock	Equity
Balance at April 28, 2007	37,950,829	$18,975	$(4,517)	$65,512	$233,684	$16,010	$(5,455)	$324,209
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 adoption)	—	—	—	—	(25)	—	—	(25)
Release of restriction pursuant to acquisition earn-out	—	—	260	—	—	—	—	260
Earned portion of restricted stock awards	188,982	94	—	(94)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	3,359	—	—	—	3,359
Vested stock awards withheld for payroll taxes	(40,140)	(20)	—	(441)	—	—	—	(461)
Exercise of options	125,708	64	—	1,234	—	—	—	1,298
Common stock repurchased	—	—	—	—	—	—	(788)	(788)
Tax benefit from stock options	—	—	—	383	—	—	—	383
Foreign currency translation adjustments	—	—	—	—	—	12,371	—	12,371
Net income for year	—	—	—	—	39,754	—	—	39,754
Cash dividends on common stock	—	—	—	—	(7,575)	—	—	(7,575)
Balance at May 3, 2008	38,225,379	$19,113	$(4,257)	$69,953	$265,838	$28,381	$(6,243)	$372,785
Release of restriction pursuant to acquisition earn-out	(53,012)	(27)	625	(598)	—	—	—	—
Earned portion of restricted stock awards	120,041	60	—	(60)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	(553)	—	—	—	(553)
Vested stock awards withheld for payroll taxes	(20,721)	(11)	—	(130)	—	—	—	(141)
Exercise of options	19,089	10	—	103	—	—	—	113
Common stock repurchased	—	—	—	—	—	—	(5,252)	(5,252)
Tax expense from stock options	—	—	—	(209)	—	—	—	(209)
Foreign currency translation adjustments	—	—	—	—	—	(12,706)	—	(12,706)
Net income/(loss) for year	—	—	—	—	(112,483)	—	—	(112,483)
Cash dividends on common stock	—	—	—	—	(9,778)	—	—	(9,778)
Balance at May 2, 2009	38,290,776	$19,145	$(3,632)	$68,506	$143,577	$15,675	$(11,495)	$231,776
Cancellation of shares pursuant to acquisition earn-out	(239,695)	(120)	3,307	(3,187)	—	—	—	—
Release of restriction pursuant to acquisition earn-out	—	—	325	—	—	—	—	325
Earned portion of restricted stock awards	62,140	31	—	(31)	—	—	—	—
Stock award and stock option amortization expense	—	—	—	871	—	—	—	871
Vested stock awards withheld for payroll taxes	(10,923)	(5)	—	(99)	—	—	—	(104)
Exercise of options	17,648	9	—	176	—	—	—	185
Treasury shares issued for minority shares purchased	30,000	15	—	(214)	—	—	118	(81)
Tax expense from stock options	—	—	—	(31)	—	—	—	(31)
Foreign currency translation adjustments	—	—	—	—	—	572	—	572
Net income for year	—	—	—	—	13,655	—	—	13,655
Cash dividends on common stock	—	—	—	—	(10,414)	—	—	(10,414)
Balance at May 1, 2010	38,149,946	$19,075	$—	$65,991	$146,818	$16,247	$(11,377)	$236,754

See notes to consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
OPERATING ACTIVITIES
Net income/(loss)	$13,781	$(112,140)	$40,083
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gain on sale of fixed assets	—	(407)	(120)
Provision for depreciation	17,112	30,103	22,146
Amortization of intangible assets	2,297	6,933	6,013
Impairment of tangible assets	710	10,313	1,472
Impairment of goodwill and other assets	—	94,374	—
Stock-based compensation	871	(553)	3,359
Provision for bad debt	142	120	195
Deferred income taxes	3,992	8,078	(2,948)
Changes in operating assets and liabilities:
Accounts receivable	(12,436)	33,347	(793)
Inventories	645	19,918	(482)
Prepaid expenses and other current assets	(39)	(16,086)	7,989
Accounts payable and accrued expenses	291	(30,832)	107
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,366	43,168	77,021

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,379)	(17,064)	(20,018)
Acquisition of businesses	(325)	(57,469)	(9,647)
Acquisition of technology licenses	(530)	(1,575)	—
Proceeds from life insurance policies	2,464	—	1,706
Joint venture dividend	—	—	(1,000)
Other	—	(14)	(27)
NET CASH USED IN INVESTING ACTIVITIES	(7,770)	(76,122)	(28,986)

FINANCING ACTIVITIES
Purchase of common stock	—	(5,252)	(1,249)
Proceeds from exercise of stock options	185	113	1,298
Tax (expense)/benefit from stock options and awards	(31)	(209)	383
Cash dividends	(10,414)	(9,778)	(7,575)
NET CASH USED IN FINANCING ACTIVITIES	(10,260)	(15,126)	(7,143)

Effect of foreign currency exchange rate changes on cash	455	(2,195)	3,322

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,791	(50,275)	44,214

Cash and cash equivalents at beginning of year	54,030	104,305	60,091

CASH AND CASH EQUIVALENTS AT END OF YEAR	$63,821	$54,030	$104,305

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

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Due to the timing of our fiscal calendar, the fiscal year ended May 1, 2010 and the fiscal year ended May 2, 2009 represent 52 weeks of results and the fiscal year ended May 3, 2008 represents 53 weeks of results.

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

Inventories.  Inventories are stated at the lower-of-cost (first-in, first-out method) or market.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2010, 2009 and 2008.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are in their local currencies.  Accordingly, the results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other, net.  In fiscal 2010, 2009 and 2008, we had foreign exchange losses of $1,151, $479 and $3,250, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

1.  Significant Accounting Policies - Continued

Long-Lived Assets.  In accordance with Accounting Standards Codification, (“ASC”) No. 360, “Property, Plant and Equipment” we continually evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. In the event that the undiscounted cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the asset’s carrying amount over its fair value is recorded.

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

The Company evaluates goodwill for impairment at the reporting unit level, which is one level below the operating segment level (herein referred to as the reporting unit).  The impairment test for goodwill is a two-step process.  The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any.  In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  Based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with ASC No. 350, “Intangibles — Goodwill and Other”, on the reporting units that had goodwill as of May 1, 2010.

Research and Development Costs.  Costs associated with the development of new products are charged to expense when incurred.  Research and development costs for the fiscal years ended May 1, 2010, May 2, 2009 and May 3, 2008 amounted to $18,412, $21,995 and $25,595, respectively.

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

Comprehensive Income.  ASC No. 220, “Comprehensive Income,” requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they were recognized.  We chose to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the consolidated statement of shareholders’ equity.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

1.  Significant Accounting Policies - Continued

Recently Adopted Accounting Pronouncements

Effective November 1, 2009, we adopted ASC No. 810, “Consolidation” (“ASC No. 810”).  ASC No. 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities.  This standard is effective for interim and annual periods ending after November 15, 2009.  The adoption of this standard did not have a material impact on our financial statements.

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

Effective October 31, 2009, we adopted ASC No. 105, “Generally Accepted Accounting Principles,” (“ASC No. 105”), the FASB Accounting Standards Codification the “Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The Codification is now the single source of authoritative GAAP for all non-governmental entities.  The Codification changes the referencing and organization of accounting guidance.  The issuance of ASC No. 105 did not change GAAP and therefore the adoption of ASC No. 105 affected how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

In December 2007, the FASB issued new guidance under ASC No. 810, an Amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”.  ASC No. 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We adopted ASC No. 810 on May 3, 2009.  As a result, we have reclassified financial statement line items within our condensed consolidated balance sheet and statement of operations for the prior period to conform with this standard.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  Restructurings

March 2009 Restructuring

In March 2009, we announced additional restructuring actions to consolidate manufacturing facilities to reduce costs.  All of the restructuring actions were complete as of the end of fiscal 2010.

In total, this additional restructuring affected approximately 850 employees worldwide. We recorded a total pre-tax charge of $12,511 during fiscal years 2009 and 2010 related to this restructuring.

During the fiscal year ended May 1, 2010, we recorded a restructuring charge of $5,248, which consisted of $3,512 for employee severance, $279 in the cancellation of lease agreements and $1,457 for other costs.

During the fiscal year ended May 2, 2009, we recorded a restructuring charge of $7,263, which consisted of $100 for employee severance, $1,373 in impairment for buildings and improvements and machinery and equipment, $5,418 for impairment of customer funded tooling and $133 in forfeited security deposits related to the transfer of the new GM business and $239 relating to professional fees.

As of May 1, 2010, we had an accrued restructuring liability of $420 reflected in the current liabilities section of our consolidated balance sheet.  We expect this liability to be paid out during fiscal 2011.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

2.  Restructurings - Continued

The table below reflects the activity related to the March 2009 restructuring for fiscal 2009 and 2010.

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total

Accrued balance at May 3, 2008	$—	$—	$—	$—

FY 2009 restructuring charges	100	6,924	239	7,263
Payments and asset write-downs	—	(6,924)	(198)	(7,122)
Accrued balance at May 2, 2009	$100	$—	$41	$141

FY 2010 restructuring charges	3,512	—	1,736	5,248
Payments and asset write-downs	(3,612)	—	(1,357)	(4,969)
Accrued balance at May 1, 2010	$—	$—	$420	$420

January 2008 Restructuring

In January  2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  The Automotive and Interconnect segment restructuring was completed during fiscal 2010.  We record the expense in the restructuring section of our consolidated statement of operations. We recorded a total pre-tax charge of $25,696 related to this restructuring initiative.

During the fiscal year ended May 1, 2010, we recorded a restructuring charge of $2,522, which consisted of $697 for employee severance, $1,564 for accelerated depreciation for buildings equipment, and $261 relating to other costs.  As of May 1, 2010, we had an accrued restructuring liability of $155 reflected in the current liabilities section of our consolidated balance sheet.  We expect this liability to be paid out during fiscal 2011.

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

During the fiscal year ended May 3, 2008, we recorded a restructuring charge of $5,159, which consisted of $3,355 for employee severance, $1,346 in impairments and accelerated depreciation for buildings and improvements and machinery and equipment and $458 relating to professional fees.  As of May 3, 2008, we had an accrued restructuring liability of $3,176 reflected in the current liabilities section of our consolidated balance sheet.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

2.  Restructurings - Continued

The table below reflects the January 2008 restructuring activity for fiscal 2008, 2009 and 2010.

	One-Time
	Employee	Asset	Other
	Severance	Write-Downs	Costs	Total
Accrued balance at April 28, 2007	$—	$—	$—	$—

Fiscal 2008 restructuring charges	3,355	1,346	458	5,159
Fiscal 2008 payments and asset write-downs	(203)	(1,346)	(434)	(1,983)
Accrued balance at May 3, 2008	3,152	—	24	3,176

Fiscal 2009 restructuring charges	6,099	10,951	965	18,015
Fiscal 2009 payments and asset write-downs	(7,402)	(10,951)	(989)	(19,342)
Accrued balance at May 2, 2009	$1,849	$—	$—	$1,849

Fiscal 2010 restructuring charges	697	1,564	261	2,522
Fiscal 2010 payments and asset write-downs	(2,429)	(1,564)	(223)	(4,216)
Accrued balance at May 1, 2010	$117	$—	$38	$155

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

Based in part on a third-party valuation report, management determined that the tangible net assets had a fair value of $20,533.  The fair values assigned to intangible assets acquired were $12,170 for customer relationships, $2,700 for the trade name and trademarks, $1,450 for technology valuation, and $170 for non-competes, resulting in $19,063 of goodwill.  The customer relationships, technology valuation and non-competes are being amortized over 5 to approximately 12 years.  The trade name and trademarks are not subject to amortization but are subject to periodic impairment testing.  The accounts and transactions of Hetronic have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition.

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

Based in part on a third-party valuation report, management determined that the tangible net assets acquired in the VEP transaction had a fair value of $915.  The fair values assigned to intangible assets acquired were $2,900 for customer relationships and $600 for trademarks, resulting in $2,172 of goodwill.  The customer relationships acquired are being amortized over a period of approximately 16 years, which began in September 2007.  The

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

3.  Acquisitions - Continued

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

4.  Intangible Assets and Goodwill

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with ASC No. 350, “Intangibles - Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  We performed the annual goodwill impairment analysis as of May 1, 2010, using an internal discounted cash flow model for each reporting unit based on our internally developed forecasted budgets using the business conditions which existed as of the testing date.  The internal discount rate and forecast assumptions used for our individual reporting units, as well as overall methodology, was validated through the reconciliation to our external market capitalization.

In fiscal 2009, based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with ASC No. 350, on the reporting units.  Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units.  We completed  “step two” of the goodwill test and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $25,838 in our Automotive segment, $30,752 in our Interconnect segment, $5,358 in our Power Products segment and $1,203 in our Other segment for a total of $63,151 related to these assets.

Also, in accordance with ASC No. 360, “Property, Plant and Equipment”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable intangible assets of our TouchSensor and Hetronic businesses in the Interconnect segment, the Automotive Safety Technologies business in our Automotive segment and Magna-Lastic Devices, Inc. from our Other segment were impaired.  Therefore, we recorded an impairment charge of $26,176 in the Interconnect segment, $4,626 in the Automotive segment and $421 in the Other segment for a total of $31,063 for these assets.

Goodwill increased $325 in fiscal 2010, related to a final payout for the 2005 acquisition of Cableco Technologies Corporation.  We had originally issued 623,526 shares of restricted common stock in connection with the contingent payments related to this transaction.  The contingent payments were to be earned if certain operational and financial milestones were met, depending on certain factors.  In fiscal 2010, the sellers earned 27,567 of the restricted shares.  Since acquisition, including the 27,567 shares earned in fiscal 2010, the sellers earned a total of 383,831 of the restricted shares.  The remaining 239,695 restricted shares were cancelled in fiscal

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

4.  Intangible Assets and Goodwill - Continued

2010.

The following table shows the roll-forward of goodwill in the financial statements resulting from our acquisition and impairment activities for fiscal 2008, 2009 and 2010.

			Power
	Automotive	Interconnect	Products	Other	Total
Balance as of April 28, 2007	$25,838	$21,553	$2,926	$1,203	$51,520

Attibutable to 2008 acquisitions	—	—	1,414	—	1,414
Adjustments due to earn-out	—	—	260	—	260
Adjustments due to finalization of purchase price allocation	—	1,282	—	—	1,282
Balance as of May 3, 2008	$25,838	$22,835	$4,600	$1,203	$54,476

Attibutable to 2009 acquisitions	—	19,063	—	—	19,063
Adjustments due to earn-out	—	—	625	—	625
Adjustments due to finalization of purchase price allocation	—	—	758	—	758
Impairment	(25,838)	(30,752)	(5,358)	(1,203)	(63,151)
Balance as of May 2, 2009	$—	$11,146	$625	$—	$11,771

Adjustments due to earn-out	—	—	325	—	325
Balance as of May 1, 2010	$—	$11,146	$950	$—	$12,096

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

4.  Intangible Assets and Goodwill - Continued

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of May 1, 2010
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,066	$1,929	13.7
Patents and technology licenses	23,774	6,991	16,783	13.0
Covenants not to compete	480	381	99	1.8
Total	$39,249	$20,438	$18,811

	As of May 2, 2009
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$12,718	$2,277	14.7
Patents and technology licenses	23,244	5,169	18,075	13.4
Covenants not to compete	480	331	149	2.8
Total	$38,719	$18,218	$20,501

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2011	$2,230
2012	1,701
2013	1,324
2014	1,212
2015	1,123

As of May 1, 2010, the patents and technology licenses include $2,400 of trade names that are not subject to amortization.

5.  Shareholders’ Equity

Preferred Stock.  We have 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

Common Stock.   Common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	May 1, 2010	May 2, 2009
Authorized	100,000,000	100,000,000
Issued	38,149,946	38,290,776
In treasury	1,342,188	1,372,188

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

At May 1, 2010, 473,181 shares of common stock are reserved for future issuance in connection with our 2007 Stock Plans.

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

Dividends

We paid quarterly dividends totaling $10,414, $9,778 and $7,575 during fiscal 2010, 2009 and 2008, respectively.  We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.  Our board of directors approved a stock repurchase plan in September 2008, which expired at the end of fiscal 2010.  There were no shares purchased under the plan during fiscal 2010 and there were 669,480 shares purchased at an average price of $7.85 under the plan in fiscal 2009.

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

The Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is cancelled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  As of May 1, 2010 there were 473,181 shares still available for award under the Stock Plan.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

Stock Options Granted Under the 2000 and 2004 Stock Plans

There are 529,776 stock options that were granted in previous years under the 2000 and 2004 stock plans that are outstanding and exercisable as of May 1, 2010.  No options were granted under the Plans since the first quarter of fiscal 2005.  Stock options granted under the Plans vest over a period of six months to forty-eight months after the date of the grant and have a term of ten years.  There was no remaining compensation expense relating to these options in fiscal 2010.

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
April 28, 2007	818,918	$10.26	777,668	$10.20
Granted	—	—
Exercised	(125,708)	10.32
Cancelled	(3,521)	8.03
May 3, 2008	689,689	10.26	689,689	10.26
Granted	—	—
Exercised	(19,089)	5.90
Cancelled	(44,967)	10.65
May 2, 2009	625,633	10.36	625,633	10.36
Granted	—	—
Exercised	(17,648)	10.62
Cancelled	(78,209)	12.08
May 1, 2010	529,776	10.10	529,776	10.10

Options Outstanding and
Exercisable at May 1, 2010

		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.12 - $7.69	148,125	$6.72	1.0
$8.08 - $11.64	283,367	10.87	2.6
$12.11 - $14.70	98,284	12.99	0.1
	529,776	10.10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

Stock Options Granted Under the 2007 Stock Plan

In March 2009, the Compensation Committee approved the grant of options to purchase 285,000 shares of our common stock to our executive officers under the 2007 Stock Plan.  The March 2009 stock options vest on the third anniversary of the date of grant.  In July 2009, the Compensation Committee approved the grant of options to purchase 275,000 shares of our common stock to our executive officers and other members of management under the same plan.  The July 2009 stock options vest one-third per year on each anniversary of the date of grant.  Additionally, in December 2009, the Compensation Committee approved the grant of options to purchase 35,500 shares of our common stock to some members of the management team.  The December 2009 stock options vest on the third anniversary of the date of grant.  The stock options granted under the 2007 plan have a ten-year term.  We recognized pre-tax compensation expense for stock options in the fiscal 2010 of $450 and a pre-tax compensation expense of $17 for fiscal 2009.  We record the expense in the selling and administrative section of our Consolidated Statement of Operations.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan as of May 1, 2010:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 2, 2009	285,000	$2.72
Granted	310,500	6.65
Exercised	—	—
Cancelled	—	—
Outstanding at May 1, 2010	595,500	$4.77

Options Outstanding

at May 1, 2010

		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	8.8
$6.46	275,000	9.2
$8.13	35,500	9.6

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the beginning of fiscal 2010, there were 678,287 performance-based and time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All RSAs awarded to senior management are performance-based and vest after three years if the recipient remains employed by the Company until that date and we have met certain revenue growth and return on invested capital targets.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During fiscal 2010, we awarded 24,000 restricted stock awards which vested immediately upon grant.

During fiscal 2010, it was determined that based on the current economic environment, the performance shares granted in fiscal 2008 and 2009 were not meeting the revenue growth and return on invested capital targets.  Due to the performance shares not meeting financial targets, all of the 382,769, performance-based stock awards granted in fiscal 2008 and fiscal 2009 were cancelled.  There was no adjustment to the pre-tax compensation expense to reflect the performance shares not meeting current and future anticipated revenue growth and return on invested capital targets because the compensation expense was fully reversed in fiscal 2009.  We recognized pre-tax compensation expense for RSAs in fiscal 2010 of $421, a pre-tax compensation expense reversal of $570 for fiscal 2009 and $3,348 for fiscal 2008.  We record the expense in the selling and administrative expenses section of our consolidated statement of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

5.  Shareholders’ Equity - Continued

The following table summarizes the RSA activity:

	Fiscal Year
	2010	2009	2008
Unvested at beginning of fiscal year	678,287	582,298	525,589
Awarded	24,000	356,665	246,123
Vested	(62,140)	(105,522)	(188,982)
Cancelled	(382,769)	(120,750)	—
Forfeited	(7,028)	(34,404)	(432)
Unvested at end of period	250,350	678,287	582,298

The table below shows the Company’s unvested RSAs at May 1, 2010:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	May 1, 2010	May 1, 2010
2006	125,000	3-year cliff performanced-based	$12.42	$—	$—
2007	100,000	3-year cliff performanced-based	7.64	—	—
2008	666	3-year equal annual installments	11.74	—	—
2009	24,684	3-year equal annual installments	10.64	89,314	89,314

At May 1, 2010, the aggregate unvested RSAs had a weighted average fair value of $10.33 and a weighted average vesting period of approximately 12 months.

6.  Employee 401(k) Savings Plan

We have an Employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the Employee 401(k) Savings Plan were $1,429, $1,950 and $2,075 in fiscal 2010, 2009 and 2008, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

7.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	May 1,	May 2,
	2010	2009
Deferred tax liabilities:
Accelerated tax depreciation	$2,978	$2,104

Deferred tax assets:
Deferred compensation and stock award amortization	1,875	3,576
Inventory valuation differences	1,364	2,855
Property valuation differences	4,456	1,031
Accelerated book amortization	19,738	22,025
Environmental reserves	1,569	1,191
Bad debt reserves	710	639
Vacation accruals	855	966
Restructuring accruals	197	866
Foreign investment tax credit	23,933	26,518
Foreign net operating loss carryover	—	3,032
State net operating loss carryover	1,312	443
Other accruals	1,300	260
	57,309	63,402
Less valuation allowance	48,402	51,377
Total deferred tax assets	8,907	12,025
Net deferred tax assets	$5,929	$9,921

Balance sheet classification:
Current asset	$2,272	$4,928
Non-current asset	3,657	4,993
	$5,929	$9,921

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

7.  Income Taxes - Continued

At May 1, 2010, we had valuation allowances against our deferred tax assets of $48,402.  In accordance with ASC No. 740, “Income Taxes”, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  In fiscal 2010, we utilized all ability to carry-back federal U.S. losses to prior years.  Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

The state NOL carry forwards relate to the current years’ NOLs, which may be used to reduce tax liabilities in future years.  If not realized, the state tax benefits of $1,312 expire over a twelve to twenty year period.

Income taxes consisted of the following:

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Current
Federal	$(11,356)	$(6,956)	$10,580
Foreign	1,339	867	1,502
State	61	(309)	589
	(9,956)	(6,398)	12,671
Deferred	3,992	8,078	(2,948)
	$(5,964)	$1,680	$9,723

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

7.  Income Taxes - Continued

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings/(loss) is as follows:

	Fiscal Year Ended
	May 1,		May 2,		May 3,
	2010		2009		2008
Income tax at statutory rate	$2,693	35.0%	$(38,779)	35.0%	$17,317	35.0%
Effect of:
State income taxes, net of federal benefit	637	8.3	(2,559)	2.3	244	0.5
Foreign operations with lower statutory rates	(4,723)	(61.4)	(2,578)	2.3	(5,718)	(11.6)
Foreign losses with no tax benefit	532	6.9	13,498	(12.2)	12	0.0
Foreign investment tax credit (FTC)	(337)	(4.4)	(2,027)	1.8	(6,360)	(12.8)
Change in tax contingency reserve	(3,344)	(43.5)	37	—	1,910	3.9
Manufacturing deduction	—	—	—	—	(318)	(0.6)
Research and development credit	(293)	(3.8)	(255)	0.2	(470)	(1.0)
Foreign plant closing benefit	—	—	—	—	(1,846)	(3.7)
Goodwill	—	—	6,422	(5.8)	—	—
True-up of refundable receivable estimate	1,714	22.3	—	—	—	—
Valuation allowance	(2,975)	(38.6)	27,953	(25.1)	4,739	9.6
Other, net	132	1.7	(32)	—	213	0.4
Income tax provision	$(5,964)	-77.5%	$1,680	-1.5%	$9,723	19.7%

We paid income taxes of $1,392 in 2010, $8,280 in 2009 and $10,628 in fiscal 2008.  In fiscal 2010, we received a tax refund of $9,334 in the U.S.  No provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested in our foreign operations.  If the undistributed net income of $75,189 were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $30,076, before available foreign tax credits.  It is not practical to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.

As of May 1, 2010, our FIN 48 gross unrecognized tax benefits totaled $2,782.  After considering the federal impact on the state issues, $2,738 of this total would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 2, 2009	$6,126
Increases for positions related to the current year	2
Increases for positions related to the prior years	(171)
Settlements	(3,125)
Lapsing of statutes of limitations	(50)
Balance at May 1, 2010	$2,782

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months from the end of the fiscal 2010.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the range between $100 and $2,700.

The U.S. Internal Revenue Service and the Illinois Department of Revenue have completed their audits for

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

7.  Income Taxes - Continued

the fiscal years ended April 30, 2007 and May 3, 2008.  The U.S. federal statute of limitations remains open for fiscal year ended April 29, 2006.  Generally, the fiscal years ended April 29, 2006 and forward remain open under the state statute of limitations.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $714 accrued for interest and no accrual for penalties at May 1, 2010.  We recorded interest expense related to unrecognized tax provision of $221 in fiscal 2010 and no expense for penalties.

8.  Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period.  Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Numerator - net income/(loss)	$13,655	$(112,483)	$39,754

Denominator:
Denominator for basic earnings per share-weighted average shares (in thousands)	36,712	36,879	37,069
Dilutive potential common shares-employee and director stock options (in thousands)	220	—	424
Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions (in thousands)	36,932	36,879	37,493

Basic and diluted net income/(loss) per share:
Basic income/(loss) per share	$0.37	$(3.05)	$1.07
Diluted net income/(loss) per share	$0.37	$(3.05)	$1.06

Options to purchase 369,651, 625,633 and 35,296  shares of common stock were outstanding at May 1, 2010, May 2, 2009 and May 3, 2008, respectively, but were not included in the computation of diluted earnings/(loss) per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive.  As such, the numerator and the demoninator used in computing both basic and diluted net loss per share for the fiscal year ended May 2, 2009 are the same.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At May 1, 2010 and May 2, 2009, we had accruals, primarily based upon independent engineering studies, for environmental matters of $4,017 and $4,271, respectively, of which $500 was classified in other accrued expenses and the remainder was included in other long term liabilities on our consolidated balance sheet.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2010, we spent $474 on remediation cleanups and related studies compared with $685 in fiscal 2009 and $387 in fiscal 2008.  The costs associated with environmental matters as they relate to day-to-day activities were not material.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

10.  Comprehensive Income/(Loss)

The components of our comprehensive income/(loss) for fiscal 2010, 2009 and 2008 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Fiscal 2010
		Methode	Noncontrolling
	Total	Shareholders	Interest

Net income	$13,781	$13,655	$126
Translation adjustment	682	572	110
Total comprehensive income	$14,463	$14,227	$236

	Fiscal 2009
		Methode	Noncontrolling
	Total	Shareholders	Interest

Net income/(loss)	$(112,140)	$(112,483)	$343
Translation adjustment	(13,268)	(12,706)	(562)
Total comprehensive loss	$(125,408)	$(125,189)	$(219)

	Fiscal 2008
		Methode	Noncontrolling
	Total	Shareholders	Interest

Net income	$40,083	$39,754	$329
Translation adjustment	13,018	12,371	647
Total comprehensive income	$53,101	$52,125	$976

11.  Pending Litigation

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

12.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 18.2% and 13.9% of consolidated net sales in fiscal 2010; two customers accounted for 18.8% and 9.7% of consolidated net sales, respectively in fiscal 2009 and three customers accounted for 25.1%, 13.8% and 9.4% of consolidated net sales in fiscal 2008.  Sales of PODS sensor pads to one of these customers were 9.7% and 9.4% of consolidated net sales in fiscal 2009 and 2008, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

12.  Material Customers - Continued

At May 1, 2010 and May 2, 2009, accounts receivable from customers in the automotive industry were approximately $11,300 and $26,834, respectively, which included $5,682 and $14,386, respectively, at our Maltese subsidiary.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers generally have been within management’s expectation.

13.  Line of Credit

We have an agreement with our primary bank for a revolving credit facility to provide up to $75,000 ready financing for general corporate purposes, including acquisition opportunities that may become available.  This facility, which expires January 31, 2011, bears interest at (a) LIBOR plus 2.75% or (b) the bank’s prime rate (or, if higher, the Federal Funds Rate plus 0.5%) plus 1.50%.  The facility also includes a fee of 0.50% of the unused balance.  The facility requires that we maintain a minimum consolidated net worth equal to 85% of consolidated net worth plus 50% of consolidated net income earned in each fiscal quarter, with no deduction for a net loss in any quarter and maintain consolidated interest coverage, as defined, of not less than 3.50:1.00, and maintain on a monthly basis a consolidated debt to EBITDA ratio, as defined, of not more than 2.50:1.00.  We were in compliance at May 1, 2010.

14.  Segment Information and Geographic Area Information

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

ASC No. 280, “Segment Reporting” (“ASC No. 280”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources.  The CODM, as defined by ASC No. 280, is the Company’s President and Chief Executive Officer (“CEO”).

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

14.  Segment Information and Geographic Area Information - Continued

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We allocate resources to and evaluate performance of segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

The table below presents information about our reportable segments:

	Fiscal Year Ended May 1, 2010
	Automotive	Inter- Connect	Power Products	Other	Eliminations	Consolidated
Net sales	$199,296	$124,474	$40,746	$9,372	$752	$373,136
Transfers between segments	—	(355)	(342)	(55)	(752)	—
Net sales to unaffiliated customers	$199,296	$124,119	$40,404	$9,317	$—	$373,136

Segment income (loss) before restructuring charges	$16,826	$11,849	$3,926	$(2,299)	$—	$30,302

Restructuring	(5,649)	(1,552)	(569)	—	—	(7,770)

Segment income (loss) including restructuring charges	$11,177	$10,297	$3,357	$(2,299)	$—	$22,532

Corporate expenses, net						(14,715)

Income before income taxes						$7,817

Depreciation and amortization	$10,691	$4,756	$1,672	$760	$—	$17,879
Corporate depreciation and amortization						1,530
						$19,409

Identifiable assets	$127,613	$125,133	$31,081	$7,659	$—	$291,486
General corporate assets						19,337
Total assets						$310,823

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

14.  Segment Information and Geographic Area Information - Continued

	Fiscal Year Ended May 2, 2009
	Automotive	Inter- Connect	Power Products	Other	Eliminations	Consolidated
Net sales	$243,650	$131,998	$43,097	$8,353	$1,454	$425,644
Transfers between segments	—	(952)	(399)	(103)	(1,454)	—
Net sales to unaffiliated customers	$243,650	$131,046	$42,698	$8,250	$—	$425,644

Segment income (loss) before restructuring charge, impairment of goodwill and intangible assets	$25,782	$2,024	$137	$(3,506)	$—	$24,437

Restructuring	(19,283)	(5,468)	(527)	—	—	(25,278)
Impairment of goodwill and intangible assets	(30,466)	(56,926)	(5,358)	(1,624)	—	(94,374)

Segment income (loss) including restructuring charge, impairment of goodwill and intangible assets	$(23,967)	$(60,370)	$(5,748)	$(5,130)	$—	$(95,215)

Corporate expenses, net						(15,245)

Loss before income taxes						$(110,460)

Depreciation and amortization	$17,408	$15,262	$2,153	$1,019	$—	$35,842
Corporate depreciation and amortization						1,194
						$37,036

Identifiable assets	$121,572	$115,085	$23,925	$6,613	$—	$267,195
General corporate assets						38,093
Total assets						$305,288

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

14.  Segment Information and Geographic Area Information - Continued

The table below presents information about our reportable segments:

	Fiscal Year Ended May 3, 2008
	Automotive	Inter- Connect	Power Products	Other	Eliminations	Consolidated
Net sales	$362,165	$137,239	$46,839	$6,982	$2,152	$551,073
Transfers between segments	(69)	(979)	(1,023)	(81)	(2,152)	—
Net sales to unaffiliated customers	$362,096	$136,260	$45,816	$6,901	$—	$551,073
Segment income (loss) before restructuring charge	$59,783	$5,597	$8,546	$(1,798)		$72,128

Restructuring	(4,487)	(672)	—	—		(5,159)

Segment income (loss) including restructuring charge	$55,296	$4,925	$8,546	$(1,798)		$66,969
Corporate expenses, net						(17,163)

Income before income taxes and cumulative effect of accounting change						$49,806

Depreciation and amortization	$19,007	$6,257	$1,409	$602		$27,275
Corporate depreciation and amortization						884
						$28,159

Indentifiable assets	$185,905	$134,412	$37,063	$7,332		$364,712
General corporate assets						105,508
Total assets						$470,220

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

14.  Segment Information and Geographic Area Information - Continued

The following table sets forth certain geographic financial information for fiscal years ended May 1, 2010, May 2, 2009 and May 3, 2008.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Net Sales:
North American	$167,721	$259,539	$356,240
Asia Pacific	70,022	53,378	51,915
Malta	124,604	100,594	127,880
Europe, excluding Malta	10,789	12,133	15,038
	$373,136	$425,644	$551,073

Income (loss) before income taxes and cumulative effect of accounting change:
North American	$(18,183)	$(81,985)	$27,251
Asia Pacific	14,657	(30,610)	4,598
Europe	11,482	753	15,633
Income and expenses not allocated	(139)	1,382	2,324
	$7,817	$(110,460)	$49,806

Property, Plant and Equipment:
North American	$23,085	$32,589	$43,070
Asia Pacific	8,968	7,523	11,847
Malta	25,042	24,561	29,255
Europe, excluding Malta	4,781	5,244	6,108
	$61,876	$69,917	$90,280

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

15.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2015.  Rental expense under non-cancelable operating leases amounted to $4,191, $4,841 and $4,032 in fiscal 2010, 2009 and 2008, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2011	$2,604
2012	1,209
2013	754
2014	242
2015	29

16.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to the products produced for our customers under long-term supply agreements.  We had $11,984 and $3,182 as of the fiscal year ended May 1, 2010 and May 2, 2009, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  These amounts are included in our other assets section in the consolidated balance sheets.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

17.   Fair Value Measurements

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established with the accounting standards.  The hierarchy priorities the inputs into three broad levels as follows:

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

Below is a table that summarizes the fair value of assets and liabilities as of May 1, 2010:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

17.   Fair Value Measurements - Continued

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$63,821	$63,821	$—	$—
Assets related to deferred compensation plan	$2,985	$—	$2,985	$—
Total assets at fair value	$66,806	$63,821	$2,985	$—

Liabilities:
Liabilities related to deferred compensation plan	$2,847	$2,847	$—	$—
Total liabilities at fair value	$2,847	$2,847	$—	$—

(1) Includes cash, money-market investments and certificates of deposit.

18.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the two years ended May 1, 2010 and May 2, 2009:

	Fiscal Year 2010
	Quarter Ended
	August 1	October 31	January 30	May 1
Net sales	$89,776	$98,496	$89,127	$95,737
Gross profit	18,867	20,712	14,203	21,643
Net income/(loss) attributable to Methode Electronics, Inc.	(19)	2,052	(4,475)	16,097
Net income/(loss) per basic common share	$—	$0.05	$(0.12)	$0.44

	Fiscal Year 2009
	Quarter Ended
	August 2	November 1	January 31	May 2
Net sales	$134,514	$121,304	$80,781	$89,045
Gross profit	29,084	23,489	10,269	6,306
Net income/(loss) attributable to Methode Electronics, Inc.	6,816	238	(26,985)	(92,552)
Net income/(loss) per basic common share	$0.18	$0.01	$(0.74)	$(2.50)

Significant Items for Fiscal 2010

The first, second, third and fourth quarter of fiscal 2010 includes a pre-tax restructuring charge of $3,611, $3,156, $559 and $444, respectively.  In addition, the first, second, third and fourth quarter of fiscal 2010 includes pre-tax legal fees relating to the Delphi supply agreement and patent lawsuit of $440, $1,489, $2,356 and $1,481, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except number of shares and per share data)

18.  Summary of Quarterly Results of Operations (Unaudited) - Continued

Significant Items for Fiscal 2009

The first, second, third and fourth quarter of fiscal 2009 includes a pre-tax restructuring charge of $4,917, $6,284, $3,796 and $10,281, respectively.  In addition, the third and fourth quarter of fiscal 2009 include impairment charges for goodwill and intangible assets write-down of $32,678 and $61,696, respectively.

19.  Subsequent Event

On May 5, 2010, it was announced that we have become an investor in Eetrex Incorporated, a Boulder, Colorado-based developer and manufacturer of chargers, inverters, and battery systems for hybrid and plug-in hybrid electronic vehicles.  This investment from us will be used by Eetrex to advance their technology and product development efforts.

We paid $1,000 and acquired 15 percent, on a fully diluted basis, of Eetrex’s stock, and pursuant to the investment, we will appoint two board members.  Methode and Extrex have entered into ancillary agreements in which Methode will become Extrex’s sales and manufacturing arm.  Additionally, Eetrex granted a non-exclusive, world-wide license to us for fields including alternative energy, defense and aviation/aerospace markets.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C			COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED MAY 1, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,444	$142	$25	(1)	$509	(2)	$1,102
Deferred tax valuation allowance	51,377	943	1,880	(1)	5,798	(3)	48,402

YEAR ENDED MAY 2, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,309	$120	$625	(1)	$360	(2)	$1,444
Deferred tax valuation allowance	31,164	27,506	(7,293	)(1)			51,377

YEAR ENDED MAY 3, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,231	$195	$45	(1)	$162	(2)	$2,309
Deferred tax valuation allowance	25,762	3,892	1,510	(1)			31,164

(1) Impact of foreign currency translation and other reclassifications.

(2) Uncollectible accounts written off, net of recoveries.

(3) Reduction of valuation allowances on foreign tax assets with no effect on net income.

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

10.1*	Methode Electronics, Inc. Managerial Bonus and Matching Bonus Plan (also referred to as the Longevity Contingent Bonus Program) (3)
10.2*	Methode Electronics, Inc. 2000 Stock Plan (4)
10.3*	Methode Electronics, Inc. 2004 Stock Plan (5)
10.4*	Form of Methode Electronics, Inc. Restricted Stock Award Agreement (Executive Award/Cliff Vesting) under the 2000 Stock Plan (23)
10.5	Credit Agreement dated as of December 19, 2002 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Thereto (7)
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

10.20*	Amended Cash Bonus Agreement effective as of April 6, 2007 between Methode Electronics, Inc. and Donald W. Duda (14)
10.21*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (14)

10.22*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (14)
10.23*	Methode Electronics, Inc. 2007 Stock Plan (15)
10.24*	Methode Electronics, Inc. 2007 Cash Incentive Plan (15)
10.25*	Form Performance Based RSA Award Agreement (15)
10.26*	Form Annual Cash Bonus Award Agreement (15)
10.27*	Form RSA Tandem Cash Award Agreement (15)
10.28*	Form Director RSA Award Agreement (15)
10.29*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (17)
10.30	Asset and Share Purchase Agreement for Hetronic (18)
10.31	Fourth Amendment and Waiver to Credit Agreement, effective as of May 2, 2009, among the Company as the Borrower, Bank of America, N.A.(19)
10.32	Letter Agreements dated August 25, 2008 and September 4, 2008 by and between Methode Electronics, Inc. and Delphi Automotive Systems, LLC (19)
10.33*	Form of Methode Electronics, Inc. Restricted Stock and Tandem Cash Award Cancellation Agreement (20)
10.34*	Form of Non-Qualified Stock Option Award Agreement (21)
10.35*	Form of Amendment to Change in Control Agreement (22)

21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2005, and incorporated herein by reference.
(4)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.
(5)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.
(6)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2005, and incorporated herein by reference.
(7)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.
(8)	Previously filed with Registrant’s Form 8-K filed August 11, 2006, and incorporated herein by reference.
(9)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.
(10)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.
(11)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.
(12)	Previously filed with Registrant’s Form 10-Q for the three months ended January 27, 2007, and incorporated herein by reference.
(13)	Previously filed with Registrant’s Form 8-K filed March 12, 2007, and incorporated herein by reference.
(14)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.
(15)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.
(16)	Previously filed with Registrant’s Form 8-K filed November 2, 2007, and incorporated herein by reference.

(17)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.
(18)	Previously filed with Registrant’s Form 10-K filed July 2, 2009, and incorporated herein by reference.
(19)	Previously filed with Registrant’s Form 10-Q for the three months ended August 1, 2009, and incorporated herein by reference.
(20)	Previously filed with Registrant’s Form 8-K filed December 18, 2009, and incorporated herein by reference.
(21)	Previously filed with Registrant’s Form 8-K filed July 9, 2009, and incorporated herein by reference.
(22)	Previously filed with Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.
(23)	Previously filed with Registrant’s Form 10-Q for the three month ended October 31, 2004, and incorporated herein by reference.

*  Management Compensatory Plan