Form 10-Q
period 2010-07-31
METHODE ELECTRONICS INC
filed 2010-09-02
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2010

or

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

At August 31, 2010, registrant had 36,803,990 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

FORM 10-Q

July 31, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	July 31, 2010	May 1, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$56,449	$63,821
Accounts receivable, net	75,617	68,649
Inventories:
Finished products	8,175	5,487
Work in process	6,642	7,686
Materials	19,255	16,587
	34,072	29,760
Deferred income taxes	2,249	2,272
Prepaid and refundable income taxes	13,886	13,956
Prepaid expenses and other current assets	5,554	6,138
TOTAL CURRENT ASSETS	187,827	184,596

PROPERTY, PLANT AND EQUIPMENT	280,300	280,750
Less allowances for depreciation	220,780	218,874
	59,520	61,876

GOODWILL	12,096	12,096
INTANGIBLE ASSETS, net	18,256	18,811
PRE-PRODUCTION COSTS	12,402	11,984
OTHER ASSETS	23,227	21,460
	65,981	64,351
TOTAL ASSETS	$313,328	$310,823

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$36,098	$29,743
Other current liabilities	23,560	29,002
TOTAL CURRENT LIABILITIES	59,658	58,745

OTHER LIABILITIES	10,613	10,251
DEFERRED COMPENSATION	2,045	1,885
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,175,296 and 38,149,946 shares issued as of July 31, 2010 and May 1, 2010, respectively	19,088	19,075
Additional paid-in capital	66,333	65,991
Accumulated other comprehensive income	15,439	16,247
Treasury stock, 1,342,188 shares as of July 31, 2010 and May 1, 2010	(11,377)	(11,377)
Retained earnings	148,307	146,818
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	237,790	236,754
Noncontrolling interest	3,222	3,188
TOTAL EQUITY	241,012	239,942
TOTAL LIABILITIES AND EQUITY	$313,328	$310,823

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	July 31,	August 1,
	2010	2009

INCOME
Net sales	$98,285	$89,776
Other	688	1,387
	98,973	91,163

COSTS AND EXPENSES
Cost of products sold	79,529	70,909
Restructuring	—	3,611
Selling and administrative expenses	15,595	15,874
	95,124	90,394
Income from operations	3,849	769

Interest expense, net	(26)	(102)
Other income/(expense), net	849	(394)

Income before income taxes	4,672	273
Income tax expense	642	286

Net Income/(loss)	4,030	(13)
Less: Net Income/(loss) attributable to noncontrolling interest	(35)	6

NET INCOME/(LOSS) ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$4,065	$(19)

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.11	$—
Diluted	$0.11	$—

Cash dividends:
Common stock	$0.07	$0.07

Weighted average number of Common Shares outstanding:
Basic	37,046	36,863
Diluted	37,290	36,863

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	July 31, 2010	August 1, 2009
OPERATING ACTIVITIES
Net income/(loss)	$4,030	$(13)
Adjustments to reconcile net income/(loss) to net cash (used)/provided by operating activities:
Provision for depreciation	3,356	5,038
Impairment of tangible assets	—	710
Amortization of intangibles	556	565
Amortization of stock awards and stock options	342	299
Changes in operating assets and liabilities	(10,518)	1,070
Other	22	19
NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES	(2,212)	7,688

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,956)	(3,266)
Purchase of investment	(750)	—
Acquisition of technology licenses	—	(87)
NET CASH USED IN INVESTING ACTIVITIES	(2,706)	(3,353)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	13	—
Cash dividends	(2,576)	(2,616)
NET CASH USED IN FINANCING ACTIVITIES	(2,563)	(2,616)

Effect of foreign currency exchange rate changes on cash	109	1,303

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(7,372)	3,022

Cash and cash equivalents at beginning of period	63,821	54,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,449	$57,052

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

July 31, 2010

1.                                     BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of July 31, 2010 and results of operations for the three months ended July 31, 2010 and August 1, 2009 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 1, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 1, 2010 filed with the SEC on July 1, 2010.  Results may vary from quarter to quarter for reasons other than seasonality.

2.                                     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on May 2, 2010, which did not have a material impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted the provisions of the standard on May 2, 2010, which did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted the provisions of the standard on May 2, 2010, which did not have a material impact on our financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

3.                                     RESTRUCTURINGS

March 2009 Restructuring

In March 2009, we announced additional restructuring initiatives to consolidate our manufacturing facilities to reduce costs.  All of the March 2009 restructuring initiatives were complete as of the end of fiscal 2010.  At the end of fiscal 2010, we had an accrued restructuring liability of $420 reflected in our current liabilities section of our condensed consolidated balance sheet.  There were no payments made against this liability during the three months ended July 31, 2010, however, we do expect this liability to be paid out during fiscal 2011.

The table below reflects the activity related to the March 2009 restructuring for the three months ended July 31, 2010;

Other
Costs

Accrued balance at May 1, 2010	$420

Payments during the first quarter of fiscal 2011	—
Accrued balance at July 31, 2010	$420

January 2008 Restructuring

In January 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  All of the January 2008 restructuring initiatives were complete as of the end of fiscal 2010.  At the end of fiscal 2010, we had an accrued restructuring liability of $155 reflected in our current liabilities section of our condensed consolidated balance sheet.  There were $134 of payments made against this liability during the three months ended July 31, 2010.  We expect the remaining liability to be paid out during fiscal 2011.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

The table below reflects the activity related to the January 2008 restructuring for the three months ended July 31, 2010;

	One-Time
	Employee	Other
	Severance	Costs	Total

Accrued balance at May 1, 2010	$117	$38	$155

Payments during the first quarter of fiscal 2011	(96)	(38)	(134)
Accrued balance at July 31, 2010	$21	$—	$21

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

4.                                     COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months ended July 31, 2010 and August 1, 2009 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss) (unaudited):

	Three Months Ended July 31, 2010
		Methode	Noncontrolling
	Total	Shareholders	Interest

Net income/(loss)	$4,030	$4,065	$(35)
Translation adjustment	(775)	(808)	33
Total comprehensive income/(loss)	$3,255	$3,257	$(2)

	Three Months Ended August 1, 2009
		Methode	Noncontrolling
	Total	Shareholders	Interest

Net income/(loss)	$(13)	$(19)	$6
Translation adjustment	5,341	5,008	333
Total comprehensive income	$5,328	$4,989	$339

5.                                     GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill annually in accordance with the Accounting Standards Codification  No. 350, “Intangibles — Goodwill and Other” (“ASC No. 350”).  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

5.                                     GOODWILL AND INTANGIBLE ASSETS  — Continued

The following table shows the roll-forward of goodwill in the financial statements for the three months ended July 31, 2010 and August 1, 2009.  There was no activity for either period presented.

	Three Months Ended July 31, 2010
		Power
	Interconnect	Products	Total
Balance as of May 1, 2010	$11,146	$950	$12,096

Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of July 31, 2010	$11,146	$950	$12,096

	Three Months Ended August 1, 2009
		Power
	Interconnect	Products	Total
Balance as of May 2, 2009	$11,146	$625	$11,771

Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of August 1, 2009	$11,146	$625	$11,771

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

5.                                     GOODWILL AND INTANGIBLE ASSETS  — Continued

The following tables present details of the Company’s intangible assets:

	As of July 31, 2010
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,154	$1,841	13.4
Patents and technology licenses	23,774	7,445	16,329	12.9
Covenants not to compete	480	394	86	1.6
Total	$39,249	$20,993	$18,256

	As of May 1, 2010
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,066	$1,929	13.7
Patents and technology licenses	23,774	6,991	16,783	13.0
Covenants not to compete	480	381	99	1.8
Total	$39,249	$20,438	$18,811

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2011	$2,208
2012	1,701
2013	1,324
2014	1,212
2015	1,123

As of July 31, 2010 and May 1, 2010, the patents and technology licenses include $2,400 of trade names that are not subject to amortization.

6.                                     INCOME TAXES

At July 31, 2010 and May 1, 2010, we had valuation allowances against our deferred tax assets of $50,455 and $48,402, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

6.                                     INCOME TAXES - Continued

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

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Three Months Ended
	July 31,		August 1,
	2010		2009
Income tax at statutory rate	$1,648	35.0%	$94	35.0%
Effect of:
State income taxes, net of federal benefit	26	0.6	62	23.1
Foreign operations with lower statutory rates	(2,836)	(60.3)	(893)	(334.2)
Foreign losses with no tax benefit	179	3.8	115	43.0
Valuation allowance	2,053	43.6	921	344.8
Other, net	(428)	(9.1)	(13)	(6.9)
Income tax provision	$642	13.6%	$286	104.8%

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three months ended July 31, 2010, we recognized $30 in interest and zero in penalties.  We had approximately $736 accrued at July 31, 2010 for the payment of interest and penalties.  The total unrecognized tax benefit as of July 31, 2010 was $2,781.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 1, 2010	$2,782
Increases for positions related to the current year	—
Decreases for positions related to the prior years	(1)
Settlements	—
Lapsing of statutes of limitations	—
Balance at July 31, 2010	$2,781

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

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2010, fiscal 2009 and fiscal 2006.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.                                     COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the three-month periods presented:

	Three Months Ended
	July 31,	August 1,
	2010	2009

Balance at the beginning of the period	38,149,946	38,290,776
Options exercised	1,350	—
Restricted stock awards vested	24,000	24,449
Balance at the end of the period	38,175,296	38,315,225

We paid a quarterly dividend of $2,576 on July 31, 2010.

Stock Options Granted Under the 2000 and 2004 Stock Plans

Options to purchase 431,492 shares of our common stock were granted in previous years under the 2000 and 2004 stock plans and are outstanding and exercisable as of July 31, 2010.  Options to purchase 96,934 shares of our common stock expired during the first three months of fiscal 2011.  There was no remaining compensation expense relating to these options in the first quarter of fiscal 2011.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 stock plans for the three months ended July 31, 2010:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 1, 2010	529,776	$10.10
Exercised	(1,350)	9.57
Forfeited and Expired	(96,934)	13.03
Outstanding at July 31, 2010	431,492	$9.44

Options Outstanding and
Exercisable at July 31, 2010
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.72 - $7.69	148,125	$6.72	0.8
$8.53 - $11.44	283,367	10.87	2.3
	431,492	$9.44

The options outstanding had an intrinsic value of $637 at July 31, 2010.  The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2010.

Stock Options Granted Under the 2007 Stock Plan

In July 2010, the Compensation Committee approved the grant of options to purchase 125,000 shares of our common stock to some members of the management team.  The stock options vest on the third anniversary of the date of grant.   The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.                                     COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 stock plan for the three months ended July 31, 2010:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 1, 2010	595,500	$4.77
Granted	125,000	10.55
Exercised	—	—
Cancelled	—	—
Outstanding at July 31, 2010	720,500	$5.77

Options Outstanding
at July 31, 2010
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	8.6
$6.46	275,000	8.9
$8.13	35,500	9.4
$10.55	125,000	10.0

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2009	Fiscal 2010	Fiscal 2011
	Grants	Grants	Grants

Average expected volatility	69.58%	86.88%	85.59%
Average risk-free interest rate	1.39%	1.43%	1.09%
Dividend yield	2.26%	2.77%	3.63%
Expected life of options	6.87 years	6.87 years	7.03 years
Weighted-average grant-date fair value	$1.46	$4.02	$5.88

The options outstanding had an intrinsic value of $3,536 at July 31, 2010.  The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2010.

We recognized pre-tax compensation expense for stock options granted under the 2007 plan of $66 and $65 in the three months ended July 31, 2010 and August 1, 2009, respectively.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Restricted Stock Awards and Restricted Stock Units

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the RSUs are not payable until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s are fully vested but not issued as of July 31, 2010.

At May 2, 2010, the beginning of fiscal 2011, there were 25,350 shares of common stock subject to time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During the three months ended July 31, 2010, we awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

We recognized pre-tax compensation expense for RSAs of $276 and $237 for the three months ended July 31, 2010 and August 1, 2009, respectively.  We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

The following table summarizes the RSA activity for the three months ended July 31, 2010:

RSA
Shares
Unvested and unissued at May 1, 2010	25,350
Awarded	24,000
Vested	(24,000)
Forfeited and Cancelled	(882)
Unvested and unissued at July 31, 2010	24,468

The table below shows the Company’s unvested and unissued RSAs at July 31, 2010:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	July 31, 2010	July 31, 2010
2008	666	3-year equal annual installments	$11.74	—	—
2009	23,802	3-year equal annual installments	10.61	67	67

At July 31, 2010, the aggregate unvested and unissued RSAs had a grant date weighted average fair value of  $10.33 and a weighted average vesting period of approximately nine months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

8.                                      NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for the applicable period.  Diluted income/(loss) per share is calculated after adjusting the numerator and the denominator of the basic income/(loss) per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income/(loss) per share:

	Three Months Ended
	July 31,	August 1,
	2010	2009
Numerator - net income/(loss) attributable to
Methode Electronics, Inc.	$4,065	$(19)

Denominator:
Denominator for basic net income/(loss) per share-weighted average shares	37,046	36,863
Dilutive potential common shares-employee stock options	244	—
Denominator for diluted net income/(loss) per share adjusted weighted average shares and assumed conversions	37,290	36,863

Net income/(loss) per share:
Basic and diluted	$0.11	$—

As of July 31, 2010, options to purchase 395,867 shares of common stock at a weighted-average exercise price of $10.84 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $10.37 for our common stock for the first quarter of fiscal 2011, and, therefore, the effect would have been anti-dilutive.  As of August 1, 2009, options to purchase shares of common stock have not been included in the calculation of diluted net loss per share, as the effect would have been anti-dilutive.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended May 1, 2010.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The table below represents information regarding our segments;

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.                                      SEGMENT INFORMATION - Continued

	Three Months Ended July 31, 2010
			Power
	Automotive	Interconnect	Products	Other	Eliminations	Consolidated
Net sales	$49,282	$34,748	$11,625	$2,897	$267	$98,285
Transfers between segments	—	(152)	(77)	(38)	(267)	—
Net sales to unaffiliated customers	$49,282	$34,596	$11,548	$2,859	$—	$98,285

Segment income (loss)	$2,822	$3,681	$506	$(573)	$—	$6,436

Corporate expenses, net						(1,764)

Income before income taxes						$4,672

	Three Months Ended August 1, 2009
			Power
	Automotive	Interconnect	Products	Other	Eliminations	Consolidated
Net sales	$51,199	$24,741	$11,414	$2,707	$285	$89,776
Transfers between segments	—	(51)	(224)	(10)	(285)	—
Net sales to unaffiliated customers	$51,199	$24,690	$11,190	$2,697	$—	$89,776

Segment income (loss) before restructuring charge	$5,509	$1,031	$852	$(580)	$—	$6,812

Restructuring	(2,618)	(771)	(222)	—	—	(3,611)

Segment income (loss) including restructuring charge	$2,891	$260	$630	$(580)	$—	$3,201

Corporate expenses, net						(2,928)

Income before income taxes						$273

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

Delphi Related Litigation

On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply agreement pursuant to which Methode was to supply all of Delphi’s requirements for the seat bladders used in Delphi’s occupant restraint system from October 1, 2008 through September 30, 2011.  On August 26, 2009, Delphi notified us that effective September 10, 2009, our supply arrangement was terminated.  We are contesting Delphi’s right to terminate this long-term supply arrangement and the parties are engaged in litigation regarding this supply agreement and our related intellectual property.

As described in more detail in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K, for the fiscal year ended May 1, 2010, in March 2010, DPH Holdings Corp., as successor to Delphi Corporation, served the Company with a complaint seeking to recover approximately $19,726 million in alleged preference payments that Delphi made to the Company within the 90-day preference period preceding Delphi’s bankruptcy filing.  The Company is seeking to dismiss the Delphi preference complaint based on violations of due process and the Company possesses several other substantive defenses.

In June 2006, the Company sold certain unsecured claims it had filed against Delphi in Delphi’s bankruptcy proceeding to Credit Suisse for $3,137 pursuant to a Transfer Agreement.  These claims were subsequently assigned by Credit Suisse to Blue Angel Claims LLC (“Blue Angel”).  On July 20, 2010, Blue Angel delivered a demand letter to the Company contending that under the terms of the Transfer Agreement, the unsecured claims had been objected to by Delphi in the Delphi Bankruptcy proceeding and therefore the Company owed Blue Angel $3,137 plus interest.  The Company disagrees with Blue Angel’s position as to Delphi’s actions regarding the Company’s unsecured claims and the interpretation of the Transfer Agreement.

11.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $12,402 and $11,984 as of July 31, 2010 and May 1, 2010, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

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

12.          FAIR VALUE MEASUREMENTS - Continued

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

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below that summarizes the fair value of assets and liabilities as of July 31, 2010:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$56,449	$56,449	$—	$—
Assets related to deferred compensation plan	$3,806	$—	$3,806	$—
Total assets at fair value	$60,255	$56,449	$3,806	$—

Liabilities:
Liabilities related to deferred compensation plan	$3,018	$3,018	$—	$—
Total liabilities at fair value	$3,018	$3,018	$—	$—

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

•                  We depend on a small number of large customers, specifically two large automotive customers.  If we were to lose any of these customers or any of these customers reduced their purchases, or if any of the customers declare bankruptcy, our future results could be materially adversely affected.

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

•                  Our technology-based businesses and the markets in which we operate are highly competitive.  If we are unable to compete effectively, our sales or profits could decline.

•                  We face risks relating to our international operations, including political and economic instability, expropriation, or the imposition of government controls.

•                  We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

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

•                  We are dependent on the availability and price of components and raw materials.

•                  We may acquire businesses or divest of various business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•                  A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•                  Unfavorable tax law changes may adversely affect results.

•                  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

•                  We are subject to the risks of owning real property, such as rising real estate taxes, adverse changes in the value of the properties and increased cash commitments for improving current buildings.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended May 1, 2010, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Czech Republic, Germany, India, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States.  We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended May 1, 2010.

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

As described in more detail in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K, for the fiscal year ended May 1, 2010, in March 2010, DPH Holdings Corp., as successor to Delphi Corporation, served the Company with a complaint seeking to recover approximately $19.7 million in alleged preference payments that Delphi made to the Company within the 90-day preference period preceding Delphi’s bankruptcy filing.  The Company is seeking to dismiss the Delphi preference complaint based on violations of due process and the Company possesses several other substantive defenses.

In June 2006, the Company sold certain unsecured claims it had filed against Delphi in Delphi’s bankruptcy proceeding to Credit Suisse for $3.1 million pursuant to a Transfer Agreement.  These claims were subsequently assigned by Credit Suisse to Blue Angel Claims LLC (“Blue Angel”).  On July 20, 2010, Blue Angel delivered a demand letter to the Company contending that under the terms of the Transfer Agreement, the unsecured claims had been objected to by Delphi in the Delphi Bankruptcy proceeding and therefore the Company owed Blue Angel $3.1 million plus interest.  The Company disagrees with Blue Angel’s position as to Delphi’s actions regarding the Company’s unsecured claims and the interpretation of the Transfer Agreement.

Business Outlook

Due to the loss of the Delphi business and the exit of legacy Ford products in fiscal 2010, we expect a decline in our Automotive segment sales in fiscal 2011.  Even though our European automotive business was strong in the first quarter of fiscal 2011, we are unable to determine the impact of the phase out of the government sponsored “scrappage” incentive programs, which paid owners to trade in old cars and purchase new models.  It is also unclear what impact the current European debt crisis will have on our European businesses.  For our other segments, if the economic conditions continue to stabilize, with no significant further deterioration, we expect modest sales growth during fiscal 2011 as compared to fiscal 2010.  The restructuring actions undertaken by us over the past three fiscal years, targeted at reducing our cost structure are expected to positively impact our future earnings and cash flows.

Results may differ materially from what is expressed or forecasted.  See “ Item 1A Risk Factors” of our Form 10-K, for the fiscal year ended May 1, 2010.

Results of Operations for the Three Months Ended July 31, 2010 as Compared to the Three Months Ended August 1, 2009

Consolidated Results

Below is a table summarizing results for the three months ended:

(in millions)

(“N/M” equals not meaningful)

	July 31,	August 1,
	2010	2009	Net Change	Net Change
Net sales	$98.3	$89.8	$8.5	9.5%
Other income	0.7	1.4	(0.7)	-50.0%
	99.0	91.2	7.8	8.6%

Cost of products sold	79.5	70.9	8.6	12.1%

Gross margins (including other income)	19.5	20.3	(0.8)	-3.9%

Restructuring	—	3.6	(3.6)	N/M
Selling and administrative expenses	15.6	15.9	(0.3)	-1.9%
Interest expense, net	—	(0.1)	0.1	N/M
Other, net - income/(expense)	0.8	(0.4)	1.2	N/M
Income tax expense	0.6	0.3	0.3	100.0%

Net income attributable to Methode Electronics, Inc.	$4.1	$—	$4.1	N/M

	July 31,	August 1,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	0.7%	1.6%
Cost of products sold	80.9%	79.0%
Gross margins (including other income)	19.8%	22.6%
Restructuring	0.0%	4.0%
Selling and administrative expenses	15.9%	17.7%
Interest expense, net	0.0%	-0.1%
Other, net - income/(expense)	0.8%	-0.4%
Income tax expense	0.6%	0.3%
Net income attributable to Methode Electronics, Inc.	4.2%	0.0%

Net Sales.  Consolidated net sales increased $8.5 million, or 9.5%, to $98.3 million for the three months ended July 31, 2010 from $89.8 million for the three months ended August 1, 2009.  The Automotive segment net sales decreased $1.9 million, or 3.7%, to $49.3 million for the first quarter of fiscal 2011 from $51.2 million for the first quarter of fiscal 2010.  The Interconnect segment net sales increased $9.9 million, or 40.1%, to $34.6 million for the first quarter of fiscal 2011 as compared to $24.7 million for the first quarter of fiscal 2010.  The Power Products segment net sales increased $0.3 million, or 2.7%, to $11.5 million for the first quarter of fiscal 2011 as compared to $11.2 million for the first quarter of fiscal 2010.  The Other segment net sales increased $0.1 million, or 3.7%, to $2.8 million for the first quarter of fiscal 2011, as compared to $2.7 million in the first quarter of fiscal 2010.  Translation of foreign operations net sales for the three months ended July 31, 2010 decreased reported net sales by $1.8 million or 2.0% due to average currency rates in the first quarter of fiscal 2011, compared to the average currency rates in the first quarter of fiscal 2010.

Other Income.  Other income decreased $0.7 million, or 50.0%, to $0.7 million for the three months ended July 31, 2010 from $1.4 million for three months ended August 1, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The decrease relates to lower engineering design fees from our European automotive market.

Cost of Products Sold.  Consolidated cost of products sold increased $8.6 million, or 12.1%, to $79.5 million for the three months ended July 31, 2010, compared to $70.9 million for the three months ended August 1, 2009.  Consolidated cost of products sold as a percentage of sales were 80.9% in the first quarter of fiscal 2011, compared to 79.0% in the first quarter of fiscal 2010.  The increase relates primarily to the Automotive segment’s development of new products in North America, which are expected to begin shipping in future periods, as well as higher manufacturing costs due to lower sales volumes in our U.S-based Power Products businesses. The increases were partially offset by lower cost of products sold as a percentage of sales in our Interconnect segment due to a variation in sales mix within the segment in the first quarter of fiscal 2011, as compared to the sales mix in the first quarter of fiscal 2010.

Gross Margins (including other income).  Consolidated gross margins (including other income) decreased $0.8 million, or 3.9%, to $19.5 million for the three months ended July 31, 2010 as compared to $20.3 million for the three months ended August 1, 2009.  Gross margins (including other income) as a percentage of net sales were 19.8% for the three months ended July 31, 2010 as compared to 22.6% for the three months ended August 1, 2009.  The decrease primarily relates to the loss of the Delphi business, higher design and overhead costs in our U.S.-based Automotive and Power Products businesses, as well as lower engineering design fees in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first quarter of fiscal 2010, we recorded a total restructuring charge of $3.6 million, which consisted of $1.9 for employee severance, $1.4 for accelerated depreciation and $0.3 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 1.9%, to $15.6 million for the three months ended July 31, 2010, compared to $15.9 million for the three months ended August 1, 2009.  The decrease is primarily due to lower bonus, legal fees unrelated to the Delphi litigation, and other professional fees in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.  This was partially offset by higher legal expenses related to the Delphi supply agreement and patent dispute.  The Delphi related legal fees in first quarter of fiscal 2011 were $1.5 million, compared to $0.4 million in the first quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 15.9% for the three months ended July 31, 2010 from 17.7% for the three months ended August 1, 2009.

Interest Expense, Net.  Interest expense, net was zero for the three months ended July 31, 2010, compared to $0.1 million for the three months ended August 1, 2009.  Interest income was $0.2 million for the three months ended July 31, 2010, compared to $0.3 million for the three months ended August 1, 2009.  The average cash balance was $63.4 million during the three months ended July 31, 2010 as compared to $61.1 million during the three months ended August 1, 2009.  The average interest rate earned for the three months ended July 31, 2010 was 1.01%, compared to 0.39% in the three months ended August 1, 2009.  Interest expense was $0.2 million for both the three months ended July 31, 2010 and August 1, 2009.

Other Income/(Expense), Net.  Other income/(expense), net increased $1.2 million to income of $0.8 million for the three months ended July 31, 2010 as compared to an expense of $0.4 million for the three months ended August 1, 2009.  The income of $0.8 million for the three months ended July 31, 2010 included income of $1.2 million for life insurance polices in connection with an employee deferred compensation plan.  The loss of $0.4 million for the three months ended August 1, 2009 included income of $0.3 million related to an enhanced cash fund.  All other amounts for both the three months ended July 31, 2010 and August 1, 2009, relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased by $0.3 million to $0.6 million for the three months ended July 31, 2010, compared to $0.3 million for the three months ended August 1, 2009.  The three months ended

July 31, 2010 includes taxes on foreign profits of $0.5 million and $0.1 million related to Non-Federal U.S. taxes.  The three months ended August 1, 2009 includes taxes on foreign profits of $0.2 million and $0.1 million related to non-Federal U.S. taxes.

Net Income Attributable to Methode Electronics, Inc.   Net income attributable to Methode Electronics, Inc. was $4.1 million for the three months ended July 31, 2010, compared to break-even for the three months ended August 1, 2009.  The increase is primarily due to the absence of any restructuring expenses, gain from life insurance policy, and favorable selling and administrative expenses, partially offset by lower engineering design fees and higher tax expenses in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(“N/M” equals not meaningful)

	July 31,	August 1,
	2010	2009	Net Change	Net Change
Net sales	$49.3	$51.2	$(1.9)	-3.7%
Other income	0.7	1.2	(0.5)	-41.7%
	50.0	52.4	(2.4)	-4.6%

Cost of products sold	39.9	40.9	(1.0)	-2.4%

Gross margins (including other income)	10.1	11.5	(1.4)	-12.2%

Restructuring	—	2.6	(2.6)	N/M
Selling and administrative expenses	7.2	5.5	1.7	30.9%
Other expense, net	(0.1)	(0.6)	0.5	N/M

Income before income taxes	$2.8	$2.8	—	0.0%

	July 31,	August 1,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	1.4%	2.3%
Cost of products sold	80.9%	79.9%
Gross margins (including other income)	20.5%	22.5%
Restructuring	0.0%	5.1%
Selling and administrative expenses	14.6%	10.7%
Other expense, net	-0.2%	-1.2%
Income before income taxes	5.7%	5.5%

Net Sales.  Automotive segment net sales decreased $1.9 million, or 3.7%, to $49.3 million for the three months ended July 31, 2010 from $51.2 million for the three months ended August 1, 2009.  There were no net sales to Delphi Corporation in the first quarter of 2011 as compared to net sales of $7.5 million in the first quarter of fiscal 2010 due to the cancellation of the supply agreement on September 10, 2009.  Offsetting the Delphi sales loss, sales from our European and Asian markets were stronger in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.  Net sales declined by 79.8% in North America.  Excluding the loss of the Delphi business and the business transferred to China, net sales declined by 60.1% in North America.  However, net sales increased by 15.3% in Europe and 358.2% in Asia in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010.  A portion of Asia’s growth benefited from the planned transfer of production from our U.S. facility to our facility in Shanghai, China in the third quarter of fiscal 2010.  Excluding the transferred business, the growth in China was 161.4%.  Translation of foreign operations net sales in the three months ended July 31, 2010 decreased reported net sales by $1.7 million, or 3.4%, due to average currency rates in the first quarter of fiscal 2011, compared to the average currency rates in the first quarter of fiscal 2010.

Other Income.  Other income decreased $0.5 million, or 41.7%, to $0.7 million for the three months ended July 31, 2010, from $1.2 million for three months ended August 1, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The decrease relates to lower engineering design fees in our European automotive business.

Cost of Products Sold.  Automotive segment cost of products sold decreased $1.0 million, or 2.4%, to $39.9 million for the three months ended July 31, 2010 from $40.9 million for the three months ended August 1, 2009.  The Automotive segment cost of products sold as a percentage of sales were 80.9% in the first quarter of fiscal 2011, compared to 79.9% in the first quarter of fiscal 2010.  The increase in cost of goods sold as a percentage of sales were primarily due to the loss of the Delphi business and increasing cost on the remaining North American business, partially offset by higher sales volumes and improvements in cost of goods sold as a percentage of sales in Europe and Asia.  The increasing costs as a percentage of sales in North America primarily relates to the development of new products which are expected to begin shipping in future periods.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $1.4 million, or 12.2%, to $10.1 million for the three months ended July 31, 2010 as compared to $11.5 million for the three months ended August 1, 2009.  The Automotive segment gross margins (including other income) as a percentage of net sales were 20.5% for the three months ended July 31, 2010 as compared to 22.5% for the three months ended August 1, 2009.  Gross margins (including other income) as a percentage of sales decreased in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010, due to loss of the Delphi business, lower engineering design fees, and increased costs relating to new product development. The losses were partially offset by improved gross margins (including other income) in our European and Asian businesses, due to higher sales volumes.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first quarter of fiscal 2010, we recorded a total restructuring charge of $2.6 million, which consisted of $1.2 for employee severance and $1.4 for accelerated depreciation.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.7 million, or 30.9%, to $7.2 million for the three months ended July 31, 2010, compared to $5.5 million for the three months ended August 1, 2009.  The increase is primarily due to increased legal fees associated with the Delphi supply agreement termination and patent dispute.  During the first quarter of fiscal 2011, there were $1.5 million of legal fees, compared to $0.4 million in the first quarter of fiscal 2010.  In addition, selling and marketing expenses increased in our North American automotive businesses in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales were 14.6% for the three months ended July 31, 2010 and 10.7% for the three months ended August 1, 2009.

Other Expense, Net.  Other expense, net was $0.1 million for the three months ended July 31, 2010 as compared to $0.6 million for the three months ended August 1, 2009.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes was $2.8 million for both the three months ended July 31, 2010 and August 1, 2009 due to lower sales and gross margins (including other income), higher legal expenses, offset by no restructuring charges and lower currency exchange rate expenses in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(“N/M” equals not meaningful)

	July 31,	August 1,
	2010	2009	Net Change	Net Change
Net sales	$34.6	$24.7	$9.9	40.1%

Cost of products sold	25.4	18.5	6.9	37.3%

Gross margins	9.2	6.2	3.0	48.4%

Restructuring	—	0.8	(0.8)	N/M
Selling and administrative expenses	5.4	5.1	0.3	5.9%
Interest income	0.1	—	0.1	N/M
Other expense, net	(0.2)	(0.1)	(0.1)	N/M

Income before income taxes	$3.7	$0.2	$3.5	N/M

	July 31,	August 1,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	73.4%	74.9%
Gross margins	26.6%	25.1%
Restructuring	0.0%	3.2%
Selling and administrative expenses	15.6%	20.6%
Interest income	0.3%	0.0%
Other expense, net	-0.6%	-0.4%
Income before income taxes	10.7%	0.8%

Net Sales.  Interconnect segment net sales increased $9.9 million, or 40.1%, to $34.6 million for the three months ended July 31, 2010 from $24.7 million for the three months ended August 1, 2009.  The increase was primarily driven by strong sales in our interface solutions and data solutions businesses.  Net sales increased 48.9%, 39.5% and 3.9% in North American, Europe and Asia, respectively, in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Cost of Products Sold.  Interconnect segment cost of products sold increased $6.9 million, or 37.3%, to $25.4 million for the three months ended July 31, 2010, compared to $18.5 million for the three months ended August 1, 2009.  Interconnect segment cost of products sold as a percentage of net sales decreased to 73.4% for the three months ended July 31, 2010, compared to 74.9% for the three months ended August 1, 2009.  The decrease is primarily due to sales mix within the segment as well as the overall increase in net sales in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Gross Margins.  Interconnect segment gross margins increased $3.0 million, or 48.4%, to $9.2 million for the three months ended July 31, 2010, as compared to $6.2 million for the three months ended August 1, 2009, primarily due to higher sales volumes.  Gross margins as a percentage of net sales increased to 26.6% for the three months ended July 31, 2010 from 25.1% for the three months ended August 1, 2009.  The increase in gross margins as a percentage of net sales primarily relates to higher sales volumes as well as a change in sales mix within the segment in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first quarter of fiscal 2010, we recorded a total restructuring charge of $0.8 million, which consisted of $0.7 for employee severance and $0.1 for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 5.9%, to $5.4 million for the three months ended July 31, 2010, compared to $5.1 million for the three months ended August 1, 2009.  Selling and administrative expenses are higher due to higher commissions, patent maintenance fees and advertising expenses in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 15.6% in the three months ended July 31, 2010 from 20.6% for the three months ended August 1, 2009.

Interest Income, Net.  Interest income, net was $0.1 million for the three months ended July 31, 2010, compared to zero for the three months ended August 1, 2009.

Other Expense, Net.  Other expense, net was $0.2 million for the three months ended July 31, 2010, compared to $0.1 million for the three months ended August 1, 2009.  The functional currencies of these operations are the British pound, Czech koruna, Euro, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Interconnect segment income before income taxes increased $3.5 million to $3.7 million for the three months ended July 31, 2010, compared to $0.2 million for the three months ended August 1, 2009 due to increased net sales and gross profit, and no restructuring expenses, partially offset by higher commission, advertising and patent legal fees in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Power Products Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	July 31,	August 1,
	2010	2009	Net Change	Net Change
Net sales	$11.5	$11.2	$0.3	2.7%

Cost of products sold	9.2	8.9	0.3	3.4%

Gross margins	2.3	2.3	—	0.0%

Restructuring	—	0.2	(0.2)	-100.0%
Selling and administrative expenses	1.8	1.5	0.3	20.0%

Income before income taxes	$0.5	$0.6	$(0.1)	-16.7%

	July 31,	August 1,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	80.0%	79.5%
Gross margins	20.0%	20.5%
Restructuring	0.0%	1.8%
Selling and administrative expenses	15.7%	13.4%
Income before income taxes	4.3%	5.4%

Net Sales.  Power Products segment net sales increased $0.3 million, or 2.7% to $11.5 million for the three months ended July 31, 2010, compared to $11.2 million for the three months ended August 1, 2009.  Net sales have decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 by 17.9% in North America and increased by 79.1% in Asia.  The increase was driven by higher demand for our busbar products in Asia, offset by lower demand for our busbar, flexible cabling and heat sink products in North America.

Cost of Products Sold.  Power Products segment cost of products sold increased $0.3 million, or 3.4%, to $9.2 million for the three months ended July 31, 2010, compared to $8.9 million for the three months ended August 1, 2009.  The Power Products segment cost of products sold as a percentage of sales increased to 80.0% for the three months ended July 31, 2010 from 79.5% for the three months ended August 1, 2009.  The increase in cost of products sold as a percentage of sales is due to lower sales volumes in our U.S.-based busbar and heat sink businesses in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins were $2.3 million for both the three months ended July 31, 2010 and August 1, 2009.  Gross margins as a percentage of net sales decreased to 20.0% for the three months ended July 31, 2010 from 20.5% for the three months ended August 1, 2009.  The decrease in gross margins as a percentage of sales is due to lower sales volumes in our U.S.-based busbar and heat sink businesses in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first quarter of fiscal 2010, we recorded a restructuring charge of $0.2 million, which consisted of $0.1 million for employee severance and $0.1 million relating to professional fees.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 20.0%, to $1.8 million for the three months ended July 31, 2010, compared to $1.5 million for the three months ended August 1, 2009.  Selling and administrative expenses increased due to increased selling and professional fees in our U.S.-based busbar and heat sink businesses in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales increased to 15.7% in the three months ended July 31, 2010 from 13.4% for the three months ended August 1, 2009.

Income Before Income Taxes.  Power Products income before income taxes decreased $0.1 million, or 16.7%, to $0.5 million for the three months ended July 31, 2010, compared to $0.6 million for the three months ended August 1, 2009, due to higher selling and professional fess, slightly offset with no restructuring charges in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Other Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	July 31,	August 1,
	2010	2009	Net Change	Net Change
Net sales	$2.8	$2.7	$0.1	3.7%

Cost of products sold	2.7	2.5	0.2	8.0%

Gross margins	0.1	0.2	(0.1)	-50.0%

Selling and administrative expenses	0.7	0.8	(0.1)	-12.5%

Loss before income taxes	$(0.6)	$(0.6)	$—	0.0%

	July 31,	August 1,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	96.4%	92.6%
Gross margins	3.6%	7.4%
Selling and administrative expenses	25.0%	29.6%
Loss before income taxes	-21.4%	-22.2%

Net Sales.  The Other segment net sales increased $0.1 million, or 3.7%, to $2.8 million for the three months ended July 31, 2010, compared to $2.7 million for the three months ended August 1, 2009.  Net sales from our torque-sensing business increased 68.9% in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.  Net sales from our testing facilities decreased 22.2% in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Cost of Products Sold.  Other segment cost of products sold increased $0.2 million to $2.7 million for the three months ended July 31, 2010, compared to $2.5 million for the three months ended August 1, 2009.  The increase is due to an increase in prototypes in our torque-sensing business in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.  Cost of products sold as a percentage of sales increased to 96.4% in the first quarter of fiscal 2011, compared to 92.6% in the first quarter of fiscal 2010.

Gross Margins.  The Other segment gross margins decreased $0.1 million to $0.1 million for the three months ended July 31, 2010, compared to $0.2 million for the three months ended August 1, 2009.  The increase in net sales were offset by an increase in prototypes in our torque-sensing business in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 12.5%, to $0.7 million for the three months ended July 31, 2010, compared to $0.8 million for the three months ended August 1, 2009.  Selling and administrative expenses as a percentage of net sales decreased to 25.0% in the three months ended July 31, 2010 from 29.6% for the three months ended August 1, 2009.

Loss Before Income Taxes.  The Other segment loss before income taxes was $0.6 million for both the three months ended July 31, 2010 and August 1, 2009.  The first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, increased sales and lower selling and administrative expenses were offset by higher prototype expenses in our torque-sensing business.

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

We have an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At July 31, 2010, we were in compliance with these covenants and had no borrowings against this credit facility.

Cash Flow Operating Activities

Net cash used/provided by operating activities decreased $9.9 million to a cash use of $2.2 million for the three months ended July 31, 2010, compared to cash provided of $7.7 million for the three months ended August 1, 2009.  Our net income increased to $4.0 million for the three months ended July 31, 2010, compared to break-even for the three months ended August 1, 2009.  The non-cash add-back for depreciation and impairment of tangible assets decreased $2.4 million, to $3.4 million in the first quarter of fiscal 2011, compared to $5.7 million in the first quarter of fiscal 2010.  The changes in operating assets and liabilities decreased by $11.6 million, to cash used of $10.5 million in the first quarter of fiscal 2011, compared to cash provided of $1.1 million for the first quarter of fiscal 2010.  Accounts receivable was a use of cash of $6.9 million due to timing of sales, billings for pre-production tooling, as well as slower collections for some specific customers in the first quarter of fiscal 2011.  The additional use of cash for the changes in assets and liabilities relates to bonus payments of $2.7 million and tax payments for a foreign entity of $1.9 million, offset partially by cash provided of $0.8 million for accounts payable and $0.2 million for other items.

Cash Flow Investing Activities

Net cash used in investing activities decreased $0.7 million to $2.7 million for the three months ended July 31, 2010, compared to $3.4 million for the three months ended August 1, 2009.  Purchases of property, plant and equipment was $2.0 million in the first quarter of fiscal 2011, compared to $3.3 million in the first quarter of fiscal 2010.  We invested $0.8 million in a new business in the first quarter of fiscal 2011.

Cash Flow Financing Activities

Net cash used in financing activities was $2.6 million relating to cash dividends paid for both the three months ended July 31, 2010 and August 1, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $4.7 million for both the three months ended July 31, 2010 and May 1, 2010.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $15.2 million at July 31, 2010 and $12.8 million at May 1, 2010.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.    Legal Proceedings.

See our fiscal 2010 Form 10-K filed on July 1, 2010 for a description of current legal matters.  There have been no material developments since the Form 10-K was filed.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Form of Methode Electronics, Inc. Amended and Restated By-Laws (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K/A filed August 10, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

	By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated: September 2, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Methode Electronics, Inc. Amended and Restated By-Laws (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K/A filed August 10, 2010, and incorporated herein by reference.