Form 10-Q
period 2010-10-30
METHODE ELECTRONICS INC
filed 2010-12-09
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 30, 2010

or

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

At December 7, 2010, registrant had 36,803,574 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

FORM 10-Q

October 30, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	October 30, 2010	May 1, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,192	$63,821
Accounts receivable, net	80,599	68,649
Inventories:
Finished products	6,971	5,487
Work in process	8,351	7,686
Materials	19,404	16,587
	34,726	29,760
Deferred income taxes	2,361	2,272
Prepaid and refundable income taxes	13,998	13,956
Prepaid expenses and other current assets	6,700	6,138
TOTAL CURRENT ASSETS	215,576	184,596

PROPERTY, PLANT AND EQUIPMENT	291,074	280,750
Less allowances for depreciation	229,557	218,874
	61,517	61,876

GOODWILL	12,096	12,096
INTANGIBLE ASSETS, net	17,672	18,811
PRE-PRODUCTION COSTS	9,833	11,984
OTHER ASSETS	23,670	21,460
	63,271	64,351
TOTAL ASSETS	$340,364	$310,823

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$36,265	$29,743
Other current liabilities	27,896	29,002
Short-term debt	18,009	—
TOTAL CURRENT LIABILITIES	82,170	58,745

OTHER LIABILITIES	11,339	10,251
DEFERRED COMPENSATION	2,216	1,885
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,175,296 and 38,149,946 shares issued as of October 30, 2010 and May 1, 2010, respectively	19,088	19,075
Additional paid-in capital	66,533	65,991
Accumulated other comprehensive income	21,762	16,247
Treasury stock, 1,342,188 shares as of October 30, 2010 and May 1, 2010	(11,377)	(11,377)
Retained earnings	145,216	146,818
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	241,222	236,754
Noncontrolling interest	3,417	3,188
TOTAL EQUITY	244,639	239,942
TOTAL LIABILITIES AND EQUITY	$340,364	$310,823

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

INCOME
Net sales	$106,614	$98,496	$204,899	$188,272
Other	1,102	1,072	1,804	2,459
	107,716	99,568	206,703	190,731

COSTS AND EXPENSES
Cost of products sold	84,073	77,784	162,853	148,693
Restructuring	(21)	3,156	(21)	6,767
Selling and administrative expenses	21,293	16,413	37,650	32,286
	105,345	97,353	200,482	187,746
Income from operations	2,371	2,215	6,221	2,985

Interest expense, net	61	45	88	147
Other (income)/expense, net	2,032	(143)	1,183	252

Income before income taxes	278	2,313	4,950	2,586
Income tax expense	768	225	1,410	511

Net income/(loss)	(490)	2,088	3,540	2,075
Less: Net income/(loss) attributable to noncontrolling interest	23	36	(12)	42

NET INCOME/(LOSS) ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$(513)	$2,052	$3,552	$2,033

Amounts per common share attributable to Methode Electronics, Inc.:

Basic	$(0.01)	$0.06	$0.10	$0.06
Diluted	$(0.01)	$0.06	$0.10	$0.06

Cash dividends:
Common stock	$0.07	$0.07	$0.14	$0.14

Weighted average number of Common Shares outstanding:
Basic	37,058	36,644	37,051	36,641
Diluted	37,058	36,868	37,282	36,823

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	October 30, 2010	October 31, 2009
OPERATING ACTIVITIES
Net income	$3,540	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	6,647	10,118
Impairment of tangible assets	1,299	710
Amortization of intangibles	1,139	1,123
Amortization of stock awards and stock options	541	507
Changes in operating assets and liabilities	(9,416)	1,044
Other	77	48
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,827	15,625

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,605)	(5,821)
Purchase of investment	(750)	—
Acquisition of technology licenses	—	(181)
Proceeds from life insurance policies	1,515	—
NET CASH USED IN INVESTING ACTIVITIES	(4,840)	(6,002)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	13	—
Cash dividends	(5,154)	(5,233)
Borrowings	18,000	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	12,859	(5,233)

Effect of foreign currency exchange rate changes on cash	1,525	1,854

INCREASE IN CASH AND CASH EQUIVALENTS	13,371	6,244

Cash and cash equivalents at beginning of period	63,821	54,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,192	$60,274

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

October 30, 2010

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of October 30, 2010 and results of operations for the three months and six months ended October 30, 2010 and October 31, 2009 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 1, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 1, 2010 filed with the SEC on July 1, 2010.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on May 2, 2010, which did not have a material impact on our financial statements.

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

3.             RESTRUCTURINGS

March 2009 Restructuring

In March 2009, we announced restructuring initiatives to consolidate our manufacturing facilities to reduce costs.  All of the March 2009 restructuring initiatives were complete as of the end of fiscal 2010.  At the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

3.             RESTRUCTURINGS - Continued

end of fiscal 2010, we had an accrued restructuring liability of $420 reflected in our current liabilities section of our condensed consolidated balance sheet.  There were no payments made against this liability during the three months and six months ended October 30, 2010, however, we do expect this liability to be paid out by the end of fiscal 2011.

The table below reflects the activity related to the March 2009 restructuring for the three months and six months ended October 30, 2010:

Other
Costs

Accrued balance at May 1, 2010	$420

Payments during the first and second quarter of fiscal 2011	—
Accrued balance at October 30, 2010	$420

January 2008 Restructuring

In January 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  All of the January 2008 restructuring initiatives were complete as of the end of fiscal 2010.  At the end of fiscal 2010, we had an accrued restructuring liability of $155 reflected in our current liabilities section of our condensed consolidated balance sheet.  There were $134 of payments made against this liability during the three months ended July 31, 2010.  The remaining accrual balance of $21 was reversed out to the income statement during the second quarter of fiscal 2011.  The January 2008 accrued restructuring balance is zero at the end of the second quarter of fiscal 2011.

The table below reflects the activity related to the January 2008 restructuring for the three months and six months ended October 30, 2010:

	One-Time Employee Severance	Other Costs	Total
Accrued balance at May 1, 2010	$117	$38	$155

Payments during the first quarter of fiscal 2011	(96)	(38)	(134)
Accrued balance at July 31, 2010	$21	$—	$21

Accrual reversal during the second quarter of fiscal 2011	(21)	—	(21)
Accrued balance at October 30, 2010	$—	$—	$—

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

4.             COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months and six months ended October 30, 2010 and October 31, 2009 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Three Months Ended October 30, 2010			Six Months Ended October 30, 2010
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest

Net income/(loss)	$(490)	$(513)	$23	$3,540	$3,552	$(12)
Translation adjustment	6,557	6,323	234	5,782	5,515	267
Total comprehensive income	$6,067	$5,810	$257	$9,322	$9,067	$255

	Three Months Ended October 31, 2009			Six Months Ended October 31, 2009
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest

Net income	$2,088	$2,052	$36	$2,075	$2,033	$42
Translation adjustment	3,208	3,192	16	8,216	7,867	349
Total comprehensive income	$5,296	$5,244	$52	$10,291	$9,900	$391

5.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill and indefinite-lived assets annually in accordance with the ASC No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

5.             GOODWILL AND INTANGIBLE ASSETS - Continued

The following table shows the roll-forward of goodwill in the financial statements for the six months ended October 30, 2010 and October 31, 2009.  There was no activity for either period presented.

	Six Months Ended October 30, 2010
		Power
	Interconnect	Products	Total
Balance as of May 1, 2010	$11,146	$950	$12,096

Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of October 30, 2010	$11,146	$950	$12,096

	Six Months Ended October 31, 2009
		Power
	Interconnect	Products	Total
Balance as of May 2, 2009	$11,146	$625	$11,771

Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of October 31, 2009	$11,146	$625	$11,771

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

5.             GOODWILL AND INTANGIBLE ASSETS - Continued

The following tables present details of the Company’s intangible assets:

	As of October 30, 2010
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,253	$1,742	13.2
Trade names, patents and technology licenses	23,774	7,918	15,856	12.7
Covenants not to compete	480	406	74	1.3
Total	$39,249	$21,577	$17,672

	As of May 1, 2010
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,066	$1,929	13.7
Trade names, patents and technology licenses	23,774	6,991	16,783	13.0
Covenants not to compete	480	381	99	1.8
Total	$39,249	$20,438	$18,811

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2011	$2,335
2012	1,821
2013	1,444
2014	1,332
2015	1,243

As of October 30, 2010 and May 1, 2010, the patents and technology licenses include $1,800 of trade names that are not subject to amortization.

6.             INCOME TAXES

At October 30, 2010 and May 1, 2010, we had valuation allowances against our deferred tax assets of $56,183 and $48,402, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Three Months Ended
	October 30,	October 31,
	2010	2009
Income tax at statutory rate	$89	$797
Effect of:
State income taxes, net of federal benefit	21	62
Foreign operations with lower statutory rates	(2,863)	(1,848)
Valuation allowance	3,749	1,366
Other, net	(228)	(152)
Income tax provision	$768	$225

	Six Months Ended
	October 30,	October 31,
	2010	2009
Income tax at statutory rate	$1,737	$891
Effect of:
State income taxes, net of federal benefit	47	124
Foreign operations with lower statutory rates	(5,699)	(2,741)
Valuation allowance	5,981	2,402
Other, net	(656)	(165)
Income tax provision	$1,410	$511

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the six months ended October 30, 2010, we recognized $64 in interest and zero in penalties.  We had approximately $758 accrued at October 30, 2010 for the payment of interest and penalties.  The total unrecognized tax benefit as of October 30, 2010 was $2,781.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 1, 2010	$2,782
Increases for positions related to the current year	—
Decreases for positions related to the prior years	(1)
Settlements	—
Lapsing of statutes of limitations	—
Balance at October 30, 2010	$2,781

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

7.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the six-month periods presented:

	Six Months Ended
	October 30,	October 31,
	2010	2009

Balance at the beginning of the period	38,149,946	38,290,776
Options exercised	1,350	—
Restricted stock awards vested	24,000	24,449
Balance at the end of the period	38,175,296	38,315,225

In fiscal 2011, we paid quarterly dividends of $2,576 and $2,578 on July 30, 2010 and October 29, 2010, respectively.

Our Board of Directors, on the recommendation of our Compensation Committee, adopted the Methode Electronics, Inc. 2010 Stock Plan (the “Stock Plan”).  The Stock Plan was approved by the shareholders at our annual meeting on October 14, 2010.

The Stock Plan permits a total of 2,000,000 shares of our common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, and performance share units, any of which may be performance-based awards.  The Stock Plan is designed to allow for “performance-based compensation” under Section 162(m) of the Code.  As such, qualified awards payable pursuant to the Stock Plan should be deductible for federal income tax purposes under most circumstances.

Present and future directors, officers and key employees of our company or any subsidiary shall be eligible to participate in the Stock Plan, as selected by the Compensation Committee from time to time.  The Compensation Committee will determine the type and amount of each award, as well as the terms and conditions, including any performance criteria, performance goals and performance period.

As disclosed in our fiscal 2010 Proxy Statement, for the fiscal 2011 equity awards, the Compensation Committee intends to grant our executive officers awards composed of performance-based restricted stock (RSAs) to vest based on performance as of the end of fiscal 2015, stock options and time-based restricted stock units (RSUs).  In connection with the performance-based RSAs, the Compensation Committee also intends to make RSA tandem cash bonus awards for above target performance to the executive officers.  The Compensation Committee granted stock option awards during the second quarter of fiscal 2011 and intends to grant the RSA, RSU and RSA tandem cash bonus awards in the near future.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

Stock Options Granted Under the 2000 and 2004 Stock Plans

Options to purchase 431,492 shares of our common stock were granted in previous years under the 2000 and 2004 stock plans and are outstanding and exercisable as of October 30, 2010.  There was no remaining compensation expense related to these options in the second quarter of fiscal 2011.  Options to purchase 96,934 shares of our common stock expired during the first six months of fiscal 2011.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 stock plans for the six months ended October 30, 2010:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 1, 2010	529,776	$10.10
Exercised	(1,350)	9.57
Forfeited and Expired	(96,934)	13.03
Outstanding at October 30, 2010	431,492	$9.44

Options Outstanding and Exercisable at October 30, 2010
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$5.72 - $7.69	148,125	$6.72	0.5
$8.53 - $11.44	283,367	10.87	2.1
	431,492	$9.44

The options outstanding had an intrinsic value of $390 at October 30, 2010.  The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 30, 2010.

Stock Options Granted Under the 2007 Stock Plan

In July 2010, the Compensation Committee approved the grant of options to purchase 125,000 shares of our common stock to some members of the management team.  The stock options vest on the third anniversary of the date of grant.   The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 stock plan for the six months ended October 30, 2010:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 1, 2010	595,500	$4.77
Granted	125,000	10.55
Exercised	—	—
Cancelled	—	—
Outstanding at October 30, 2010	720,500	$5.77

Options Outstanding at October 30, 2010
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	8.4
$6.46	275,000	8.7
$8.13	35,500	9.1
$10.55	125,000	9.7

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

The options outstanding had an intrinsic value of $2,692 at October 30, 2010.

We recognized pre-tax compensation expense for stock options granted under the 2007 plan of $169 and $127 for the three months ended October 30, 2010 and October 31, 2009, respectively.  We recognized pre-tax compensation expense of $235 and $192 for the six months ended October 30, 2010 and October 31, 2009, respectively.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Stock Options Granted Under the 2010 Stock Plan

In October 2010, the Compensation Committee approved the grant of options to purchase 128,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest 33.3% each year over a three-year period.   The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 stock plan for the six months ended October 30, 2010:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 1, 2010	—	$—
Granted	128,000	9.24
Exercised	—	—
Cancelled	—	—
Outstanding at October 30, 2010	128,000	$9.24

Options Outstanding at October 30, 2010
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$9.24	128,000	10.0

The options outstanding had an intrinsic value of $6 at October 30, 2010.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal 2011
Grants

Average expected volatility	85.83%
Average risk-free interest rate	0.60%
Dividend yield	3.49%
Expected life of options	7.03 years
Weighted-average grant-date fair value	$5.19

We recognized pre-tax compensation expense for stock options granted under the 2010 plan of $8 for both the three months and six months ended October 30, 2010.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Restricted Stock Awards and Restricted Stock Units

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s are fully vested as of October 30, 2010.  As of October 30, 2010, no shares have been delivered pursuant to the RSUs.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

7.             COMMON STOCK AND STOCK-BASED COMPENSATION - Continued

At May 2, 2010, the beginning of fiscal 2011, there were 25,350 shares of common stock subject to time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During the six months ended October 30, 2010, the compensation committee awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

We recognized pre-tax compensation expense for RSAs of $22 and $81 for the three months ended October 30, 2010 and October 31, 2009, respectively.  We recognized pre-tax compensation expense for RSAs of $298 and $316 for the six months ended October 30, 2010 and October 31, 2009, respectively.  We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

The following table summarizes the RSA activity for the six months ended October 30, 2010:

RSA
Shares
Unvested and unissued at May 1, 2010	25,350
Awarded	24,000
Vested	(24,000)
Forfeited and Cancelled	(1,548)
Unvested and unissued at October 30, 2010	23,802

The table below shows the Company’s unvested and unissued RSAs at October 30, 2010:

				Probable	Target
				Unearned	Unearned
Grant			Weighted	Compensation	Compensation
Fiscal			Average	Expense at	Expense at
Year	RSAs	Vesting Period	Value	October 30, 2010	October 30, 2010
2008	666	3-year equal annual installments	$11.74	—	—
2009	23,136	3-year equal annual installments	10.64	45	45

At October 30, 2010, the aggregate unvested and unissued RSAs had a grant date weighted average fair value of $10.67 and a weighted average vesting period of approximately six months.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

8.             NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for the applicable period.  Diluted income/(loss) per share is calculated after adjusting the denominator of the basic income/(loss) per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income/(loss) per share:

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Numerator - net income/(loss) attributable to Methode Electronics, Inc.	$(513)	$2,052	$3,552	$2,033

Denominator:
Denominator for basic loss per share-weighted average shares	37,058	36,644	37,051	36,641
Dilutive potential common shares-employee stock options	—	224	231	182
Denominator for diluted loss per share adjusted weighted average shares and assumed conversions	37,058	36,868	37,282	36,823

Net income/(loss) per share:
Basic and diluted	$(0.01)	$0.06	$0.10	$0.06

Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would have been anti-dilutive.  As of October 30, 2010, options to purchase 395,867 shares of common stock at a weighted-average exercise price of $10.84 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $9.29 for our common stock for the second quarter of fiscal 2011, and, therefore, the effect would have been anti-dilutive.  As of October 31, 2009, options to purchase 445,784 shares of common stock at a weighted-average exercise price of $11.72 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $8.51 for our common stock for the second quarter of fiscal 2010, and, therefore, the effect would have been anti-dilutive.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended May 1, 2010.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The following table represents information regarding our segments;

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             SEGMENT INFORMATION - Continued

	Three Months Ended October 30, 2010
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$54,793	$36,813	$12,091	$3,284	$367	$106,614
Transfers between segments	—	(284)	(70)	(13)	(367)	—
Net sales to unaffiliated customers	$54,793	$36,529	$12,021	$3,271	$—	$106,614

Segment income (loss)	$55	$5,911	$1,120	$(430)	$—	$6,656

Corporate expenses, net						(6,378)

Income before income taxes						$278

	Three Months Ended October 31, 2009
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$56,193	$30,605	$9,412	$2,419	$133	$98,496
Transfers between segments	—	(76)	(30)	(27)	(133)	—
Net sales to unaffiliated customers	$56,193	$30,529	$9,382	$2,392	$—	$98,496

Segment income (loss) before restructuring charge	$7,953	$1,616	$611	$(749)	$—	$9,431

Restructuring	(2,339)	(676)	(141)	—	—	(3,156)

Segment income (loss) including restructuring charge	$5,614	$940	$470	$(749)	$—	$6,275

Corporate expenses, net						(3,962)

Income before income taxes						$2,313

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except share data)

9.             SEGMENT INFORMATION - Continued

	Six Months Ended October 30, 2010
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$104,075	$71,561	$23,716	$6,181	$634	$204,899
Transfers between segments	—	(436)	(147)	(51)	(634)	—
Net sales to unaffiliated customers	$104,075	$71,125	$23,569	$6,130	$—	$204,899

Segment income (loss)	$2,971	$9,527	$1,626	$(1,003)	$—	$13,121

Corporate expenses, net						(8,171)

Income before income taxes						$4,950

	Six Months Ended October 31, 2009
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$107,392	$55,345	$20,827	$5,126	$418	$188,272
Transfers between segments	—	(127)	(254)	(37)	(418)	—
Net sales to unaffiliated customers	$107,392	$55,218	$20,573	$5,089	$—	$188,272

Segment income (loss) before restructuring charge	$13,463	$2,645	$1,464	$(1,329)	$—	$16,243

Restructuring	(4,958)	(1,446)	(363)	—	—	(6,767)

Segment income (loss) including restructuring charge	$8,505	$1,199	$1,101	$(1,329)	$—	$9,476

Corporate expenses, net						(6,890)

Income before income taxes						$2,586

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

As described in more detail in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K, for the fiscal year ended May 1, 2010, in March 2010, DPH Holdings Corp., as successor to Delphi Corporation, served the Company with a complaint seeking to recover approximately $19,726 in alleged preference payments that Delphi made to the Company within the 90-day preference period preceding Delphi’s bankruptcy filing.  The Company is seeking to dismiss the Delphi preference complaint based on violations of due process and the Company possesses several other substantive defenses.

In June 2006, the Company sold certain unsecured claims it had against Delphi in Delphi’s bankruptcy proceeding to Credit Suisse for $3,137 pursuant to a Transfer Agreement. These claims were subsequently assigned by Credit Suisse to Blue Angel Claims LLC (“Blue Angel”). On July 20, 2010, Blue Angel delivered a demand letter to the Company contending that under the terms of the Transfer Agreement, the unsecured claims had been objected to by Delphi in the Delphi bankruptcy proceeding and therefore the Company owed Blue Angel $3,137 plus interest. The Company disagrees with Blue Angel’s position. On October 25, 2010, Blue Angel Claims, LLC filed a Complaint against Methode in the Supreme Court of the State of New York, County of New York, Index No. 651830/10, in connection with this dispute.  The Company has not yet answered the complaint.  While the Company has defenses to the complaint, a liability of $3,834, which represents the claim and accrued interest, was recorded during the second quarter of fiscal 2011.

11.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $9,833 and $11,984 as of October 30, 2010 and May 1, 2010, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

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

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below which summarizes the fair value of assets and liabilities as of October 30, 2010:

	Fair Value Measurement Used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$77,192	$77,192	$—	$—
Assets related to deferred compensation plan	$3,870	$—	$3,870	$—
Total assets at fair value	$81,062	$77,192	$3,870	$—

Liabilities:
Liabilities related to deferred compensation plan	$3,216	$3,216	$—	$—
Total liabilities at fair value	$3,216	$3,216	$—	$—

(1) Includes cash, money-market investments and certificates of deposit.

Fair Value of Other Financial Instruments. The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair values because of the short maturity of these instruments.

13.          DEBT

We have an agreement with our primary bank for a revolving credit facility to provide up to $75,000 of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At October 30, 2010, we were in compliance with these covenants and had net borrowings of $18,000 plus accrued interest of $9 against this credit facility.

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

•                  We depend on a small number of large customers, specifically two large automotive customers.  If we were to lose any of these customers or any of these customers significantly reduced their purchases, or if any of the customers declare bankruptcy, our future results could be materially adversely affected.

•                  Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

•                  Our business is cyclical and seasonal in nature and downturns in the automotive industry could reduce the sales and profitability of our business.

•                  We are dependent on the availability and price of components and raw materials as well as the risk of substituted or counterfeit components.

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

In June 2006, the Company sold certain unsecured claims it had against Delphi in Delphi’s bankruptcy proceeding to Credit Suisse for $3.1 million pursuant to a Transfer Agreement. These claims were subsequently assigned by Credit Suisse to Blue Angel Claims LLC (“Blue Angel”). On July 20, 2010, Blue Angel delivered a demand letter to the Company contending that under the terms of the Transfer Agreement, the unsecured claims had been objected to by Delphi in the Delphi bankruptcy proceeding and therefore the Company owed Blue Angel $3.1 million plus interest. The Company disagrees with Blue Angel’s position. On October 25, 2010, Blue Angel Claims, LLC filed a Complaint against Methode in the Supreme Court of the State of New York, County of New York, Index No. 651830/10, in connection with this dispute.  The Company has not yet answered the complaint.  While the Company has defenses to the complaint, a liability of $3.8 million, which represents the claim and accrued interest, was recorded during the second quarter of fiscal 2011.

Business Outlook

Our overall outlook for the remainder of fiscal 2011 is positive. Production levels in China, Europe and North America in the first six months of fiscal 2011 were stronger than expected and demand appears to be based on fundamental improvements in those markets. The trends that have driven the recent sequential growth in all business segments are expected to continue.  Through our restructuring activities initiated in prior years we have been able to reduce our cost structure.  We expect increased sales volumes to result in improved operating margins.  During fiscal 2010 and 2011, we experienced component shortages in our supply base, which has negatively affected our results.   The Company maintains a positive long-term outlook for its global business and is committed to developing new product solutions for our customers and making strategic capital investments as it pursues its growth strategy.

Results may differ materially from what is expressed or forecasted.  See “Item 1A Risk Factors” of our Form 10-K, for the fiscal year ended May 1, 2010.

Results of Operations for the Three Months Ended October 30, 2010 as Compared to the Three Months Ended October 31, 2009

Consolidated Results

Below is a table summarizing results for the three months ended:

(in millions)

(“N/M” equals not meaningful)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$106.6	$98.5	$8.1	8.2%
Other income	1.1	1.1	—	0.0%
	107.7	99.6	8.1	8.1%

Cost of products sold	84.1	77.8	6.3	8.1%

Gross margins (including other income)	23.6	21.8	1.8	8.3%

Restructuring	—	3.2	(3.2)	N/M
Selling and administrative expenses	21.2	16.4	4.8	29.3%
Interest expense, net	0.1	—	0.1	N/M
Other, net - (income)/expense	2.0	(0.1)	2.1	N/M
Income tax expense	0.8	0.2	0.6	300.0%

Net income/(loss) attributable to Methode Electronics, Inc.	$(0.5)	$2.1	$(2.6)	N/M

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	1.0%	1.1%
Cost of products sold	78.9%	79.0%
Gross margins (including other income)	22.1%	22.1%
Restructuring	0.0%	3.2%
Selling and administrative expenses	19.9%	16.6%
Interest expense, net	0.1%	0.0%
Other, net - (income)/expense	1.9%	-0.1%
Income tax expense	0.8%	0.2%
Net income/(loss) attributable to Methode Electronics, Inc.	-0.5%	2.1%

Net Sales.  Consolidated net sales increased $8.1 million, or 8.2%, to $106.6 million for the three months ended October 30, 2010, from $98.5 million for the three months ended October 31, 2009.  Net sales for the three months ended October 31, 2009 benefitted by $1.7 million, related to a one-time reversal of pricing contingencies which were accrued over several years that were no longer required.  The Automotive segment net sales decreased $1.4 million, or 2.5%, to $54.8 million for the second quarter of fiscal 2011, from $56.2 million for the second quarter of fiscal 2010.  The Interconnect segment net sales increased $6.0 million, or 19.7%, to $36.5 million for the second quarter of fiscal 2011, compared to $30.5 million for the second quarter of fiscal 2010.  The Power Products segment net sales increased $2.6 million, or 27.7%, to $12.0 million for the second quarter of fiscal 2011, as compared to $9.4 million for the second quarter of fiscal 2010.  The Other segment net sales increased $0.9 million, or 37.5%, to $3.3 million for the second quarter of fiscal 2011, as compared to $2.4 million for the second quarter of fiscal 2010.  Translation of foreign operations net sales for the three months ended October 30, 2010 decreased reported net sales by $1.8 million or 1.7% due to average currency rates in the second quarter of fiscal 2011, compared to the average currency rates in the second quarter of fiscal 2010.

Other Income.  Other income was $1.1 million for both the three months ended October 30, 2010 and October 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Consolidated cost of products sold increased $6.3 million, or 8.1%, to $84.1 million for the three months ended October 30, 2010, compared to $77.8 million for the three months ended October 31, 2009.  Consolidated cost of products sold as a percentage of sales were 78.9% in the second quarter of fiscal 2011, compared to 79.0% in the second quarter of fiscal 2010.  Included in the cost of products sold for the three months ended October 31, 2009 is $0.7 million of asset write-downs relating to the termination of the Delphi supply agreement.  Included in cost of products sold are additional provisions for environmental matters for three sites that are no longer used in operations.  We recorded $0.5 million and $0.2 million for environmental matters for the three months ended October 30, 2010 and October 31, 2009, respectively.  Also during the second quarter of fiscal 2011, we recorded a negotiated program termination charge of $1.3 million for certain products manufactured in our Malta facility and $0.4 million for customer cancellation of certain products manufactured in our U.S. facility.  In addition, we incurred $0.6 million in additional costs due to vendor supply issues for new products that began ramping up production during the second quarter of fiscal 2011.  The increases were substantially offset by cost efficiencies achieved in our Asian businesses, higher sales volumes as well as a change in sales mix within the Interconnect segment in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010.

Gross Margins (including other income).  Consolidated gross margins (including other income) increased $1.8 million, or 8.3%, to $23.6 million for the three months ended October 30, 2010, as compared to $21.8 million for the three months ended October 31, 2009.  Gross margins (including other income) as a percentage of net sales were 22.1% for both the three months ended October 30, 2010 and October 31, 2009.  Gross margins (including other income) decreased due to the loss of the Delphi business, the one time pricing contingency reversal in the second quarter of fiscal 2010, additional costs related to environmental matters, the customer negotiated cancellation and other customer cancellation charges, additional cost due to vendor supply issues, which were offset by higher sales volumes, a favorable change in sales mix within the Interconnect segment and cost efficiencies from our Asian businesses, in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the second quarter of fiscal 2010, we recorded a total restructuring charge of $3.2 million, which consisted of $1.8 million for employee severance, $0.1 million for accelerated depreciation and $1.3 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $4.8 million, or 29.3%, to $21.2 million for the three months ended October 30, 2010, compared to $16.4 million for the three months ended October 31, 2009.  During the second quarter of fiscal 2011, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  In addition, selling and marketing expenses increased in our North American and Asian automotive businesses, partially offset by lower legal expenses related to the Delphi patent and supply agreement litigation as well as lower commissions and professional fees in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.  The second quarter of fiscal 2011 included income of $0.5 million and the second quarter of fiscal 2010 included income of $0.4 million for grants received at one of our foreign facilities.  Selling and administrative expenses as a percentage of net sales increased to 19.9% for the three months ended October 30, 2010 from 16.6% for the three months ended October 31, 2009.

Interest Expense, Net.  Interest expense, net was $0.1 million for the three months ended October 30, 2010, compared to zero for the three months ended October 31, 2009.  Interest income was $0.2 million for the three months ended October 30, 2010, compared to $0.1 million for the three months ended October 31, 2009.  The average cash balance was $63.2 million during the three months ended October 30, 2010, as compared to $63.7 million during the three months ended October 31, 2009.  The average interest rate earned for the three months ended October 30, 2010 was 1.17%, compared to 0.48% for the three months ended October 31, 2009.  Interest expense was $0.2 million for the three months ended October 30, 2010, compared to $0.1 million for the three months ended October 31, 2009.

Other (Income)/Expense, Net.  Other (income)/expense, net decreased $2.1 million to an expense of $2.0 million for the three months ended October 30, 2010, as compared to income of $0.1 million for the three months ended October 31, 2009.  The second quarter of fiscal 2010 included income of $0.3 million related to an enhanced cash fund.  All other amounts for both the second quarter of fiscal 2011 and the second quarter of fiscal 2010 relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased by $0.6 million to $0.8 million for the three months ended October 30, 2010, compared to $0.2 million for the three months ended October 31, 2009.  The three months ended October 30, 2010 relates to taxes on foreign profits.  The three months ended October 31, 2009 includes taxes on foreign profits of $0.1 million and $0.1 million related to non-Federal U.S. taxes.

Net Income/(Loss) Attributable to Methode Electronics, Inc.   Net income/(loss) attributable to Methode Electronics, Inc. decreased $2.6 million to a loss of $0.5 million for the three months ended October 30, 2010, compared to income of $2.1 million for the three months ended October 31, 2009.  The decrease is primarily due to the Blue Angel unsecured claims expense, higher currency exchange costs, the one time pricing contingency reversal in the second quarter of fiscal 2010, additional costs related to environmental matters, customer negotiated cancellation and other customer cancellation costs, vendor supply costs and higher sales and marketing expenses in North American and Asia, partially offset by no restructuring costs, higher net sales and gross profit in the second quarter of fiscal 2011.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(“N/M” equals not meaningful)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$54.8	$56.2	$(1.4)	-2.5%
Other income	1.1	1.0	0.1	10.0%
	55.9	57.2	(1.3)	-2.3%

Cost of products sold	45.1	44.2	0.9	2.0%

Gross margins (including other income)	10.8	13.0	(2.2)	-16.9%

Restructuring	—	2.3	(2.3)	N/M
Selling and administrative expenses	9.2	4.5	4.7	104.4%
Interest income, net	(0.1)	—	(0.1)	N/M
Other expense, net	1.6	0.6	1.0	166.7%

Income before income taxes	$0.1	$5.6	$(5.5)	-98.2%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	2.0%	1.8%
Cost of products sold	82.3%	78.6%
Gross margins (including other income)	19.7%	23.1%
Restructuring	0.0%	4.1%
Selling and administrative expenses	16.8%	8.0%
Interest income, net	-0.2%	0.0%
Other expense, net	2.9%	1.1%
Income before income taxes	0.2%	10.0%

Net Sales.  Automotive segment net sales decreased $1.4 million, or 2.5%, to $54.8 million for the three months ended October 30, 2010, from $56.2 million for the three months ended October 31, 2009.  Net sales benefitted by $1.7 million for the three months ended October 31, 2009, related to a one-time reversal of pricing contingencies which were accrued for over several years that were no longer required.  There were no sales to Delphi Corporation in the second quarter of 2011, as compared to net sales of $6.6 million in the second quarter of fiscal 2010 due to the cancellation of the supply agreement on September 10, 2009.  Net sales increased in Asia and Europe by 175.4% and 1.5%, respectively, however, net sales from North America declined by 64.3% in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.  Net sales also declined in North America by $5.4 million due to the planned transfer of production from our U.S. facility to our facility in Shanghai, China in the third quarter of fiscal 2010 as well as by $3.9 million due to the termination of production of certain Ford legacy products at our Reynosa, Mexico facility at the end of the second quarter of fiscal 2010.  Translation of foreign operations net sales for the three months ended October 30, 2010 decreased reported net sales by $1.8 million, or 3.2%, due to average currency rates in the second quarter of fiscal 2011, compared to the average currency rates in the second quarter of fiscal 2010.

Other Income.  Other income increased $0.1 million, or 10.0%, to $1.1 million for the three months ended October 30, 2010, compared to $1.0 million for the three months ended October 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Automotive segment cost of products sold increased $0.9 million, or 2.0%, to $45.1 million for the three months ended October 30, 2010, from $44.2 million for the three months ended October 31, 2009.  Included in the cost of products sold for the three months ended October 31, 2009 is $0.7 million of asset write-downs, related to the termination of the Delphi supply agreement.  The second quarter of fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.  In addition, we incurred $0.6 million in additional costs due to vendor supply issues for new products that began ramping up production in North America during second quarter of fiscal 2011.  The Automotive segment cost of products sold as a percentage of sales were 82.3% in the second quarter of fiscal 2011, compared to 78.6% in the second quarter of fiscal 2010.  The increase in cost of products sold as a percentage of sales were primarily due to the loss of the Delphi business, the program termination costs, costs related to vendor supply issues and increasing cost on the remaining North American business in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.  The increasing costs as a percentage of sales in North America primarily relates to the development of new products which are expected to begin shipping in future periods.  The increase in costs of products sold as a percentage of sales is partially offset by significantly higher sales volumes and cost improvements in Asia.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $2.2 million, or 16.9%, to $10.8 million for the three months ended October 30, 2010, as compared to $13.0 million for the three months ended October 31, 2009.  The Automotive segment gross margins (including other income) as a percentage of net sales were 19.7% for the three months ended October 30, 2010, as compared to 23.1% for the three months ended October 31, 2009.  Gross margins (including other income) as a percentage of sales decreased in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010, due to loss of the Delphi business, the one-time pricing contingency reversal in the second quarter of fiscal 2010, the negotiated program termination costs, costs related to the vendor supply issues, and increased costs relating to new product development. The losses were partially offset by improved gross margins (including other income) due to higher net sales volumes and cost improvements in Asia.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the second quarter of fiscal 2010, we recorded a total restructuring charge of $2.3 million, which consisted of $1.7 million for employee severance, $0.1 million for accelerated depreciation and $0.5 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $4.7 million, or 104.4%, to $9.2 million for the three months ended October 30, 2010, compared to $4.5 million for the three months ended October 31, 2009.  During the second quarter of fiscal 2011, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  Selling and marketing expenses increased in our North American and Asian automotive businesses, partially offset by lower legal expenses related to the Delphi patent and supply agreement litigation in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.  The second quarter of fiscal 2011 included income of $0.5 million and the second quarter of fiscal 2010 included income of $0.4 million for grants received at one of our foreign facilities.  Selling and administrative expenses as a percentage of net sales were 16.8% for the three months ended October 30, 2010 and 8.0% for the three months ended October 31, 2009.

Interest Income, Net.  Interest income, net was $0.1 million for the three months ended October 30, 2010, as compared to zero for the three months ended October 31, 2009.

Other Expense, Net.  Other expense, net increased $1.0 million, to $1.6 million for the three months ended October 30, 2010, as compared to $0.6 million for the three months ended October 31, 2009.  All amounts for both the second quarter of fiscal 2011 and the second quarter of fiscal 2010 relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes decreased $5.5 million to $0.1 million for the three months ended October 30, 2010, compared to $5.6 million for the three months ended October 31, 2009 due to the Blue Angel unsecured claims charge, the one-time pricing contingency reversal in the second quarter of fiscal 2010, lower net sales and gross margins (including other income), increased costs for new product development, higher selling and marketing expenses, higher currency exchange rate expenses, negotiated program termination costs, partially offset by no restructuring charges and lower legal expenses related to the Delphi patent and supply agreement litigation in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

(“N/M” equals not meaningful)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$36.5	$30.5	$6.0	19.7%

Cost of products sold	25.2	23.4	1.8	7.7%

Gross margins	11.3	7.1	4.2	59.2%

Restructuring	—	0.7	(0.7)	N/M
Selling and administrative expenses	5.2	5.7	(0.5)	-8.8%
Interest income, net	(0.1)	(0.1)	—	0.0%
Other (income)/expense, net	0.3	(0.1)	0.4	N/M

Income before income taxes	$5.9	$0.9	$5.0	555.6%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	69.0%	76.7%
Gross margins	31.0%	23.3%
Restructuring	0.0%	2.3%
Selling and administrative expenses	14.2%	18.7%
Interest income, net	-0.3%	-0.3%
Other (income)/expense, net	0.8%	-0.3%
Income before income taxes	16.2%	3.0%

Net Sales.  Interconnect segment net sales increased $6.0 million, or 19.7%, to $36.5 million for the three months ended October 30, 2010 from $30.5 million for the three months ended October 31, 2009.  The increase was primarily driven by strong sales in our interface solutions and data solutions businesses.  Net sales increased 17.8%, 41.3% and 3.0% in North America, Europe and Asia, respectively, in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Cost of Products Sold.  Interconnect segment cost of products sold increased $1.8 million, or 7.7%, to $25.2 million for the three months ended October 30, 2010, compared to $23.4 million for the three months ended October 31, 2009.  Interconnect segment cost of products sold as a percentage of net sales decreased to 69.0% for the three months ended October 30, 2010, compared to 76.7% for the three months ended October 31, 2009.  The decrease is primarily due to sales mix within the segment as well as the overall increase in net sales in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Gross Margins.  Interconnect segment gross margins increased $4.2 million, or 59.2%, to $11.3 million for the three months ended October 30, 2010, as compared to $7.1 million for the three months ended October 31, 2009.  Gross margins as a percentage of net sales increased to 31.0% for the three months ended October 30, 2010 from 23.3% for the three months ended October 31, 2009.  The increase in gross margins as a percentage of net sales primarily relates to higher sales volumes as well as a change in sales mix within the segment in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the second quarter of fiscal 2010, we recorded a total restructuring charge of $0.7 million, which consisted of $0.2 million for employee severance, $0.1 million for accelerated depreciation and $0.4 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 8.8%, to $5.2 million for the three months ended October 30, 2010, compared to $5.7 million for the three months ended October 31, 2009.  Selling and administrative expenses decreased due to lower commissions in our Asian businesses in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 14.2% for the three months ended October 30, 2010, from 18.7% for the three months ended October 31, 2009.

Interest Income, Net.  Interest income, net was $0.1 million for both the three months ended October 30, 2010 and October 31, 2009.

Other (Income)/Expense, Net.  Other (income)/expense, net was an expense of $0.3 million for the three months ended October 30, 2010, compared to income of $0.1 million for the three months ended October 31, 2009.  The increase is primarily due to the weakening U.S. dollar against the euro in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.  The functional currencies of these operations are the British pound, Czech koruna, Euro, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Interconnect segment income before income taxes increased $5.0 million to $5.9 million for the three months ended October 30, 2010, compared to $0.9 million for the three months ended October 31, 2009 due to increased net sales and gross margins, no restructuring expenses and lower commissions expense in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Power Products Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$12.0	$9.4	$2.6	27.7%

Cost of products sold	9.5	7.3	2.2	30.1%

Gross margins	2.5	2.1	0.4	19.0%

Restructuring	—	0.1	(0.1)	N/M
Selling and administrative expenses	1.3	1.5	(0.2)	-13.3%
Other expense, net	0.1	—	0.1	N/M

Income before income taxes	$1.1	$0.5	$0.6	120.0%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	79.2%	77.7%
Gross margins	20.8%	22.3%
Restructuring	0.0%	1.1%
Selling and administrative expenses	10.8%	16.0%
Other expense, net	0.8%	0.0%
Income before income taxes	9.2%	5.3%

Net Sales.  Power Products segment net sales increased $2.6 million, or 27.7%, to $12.0 million for the three months ended October 30, 2010, compared to $9.4 million for the three months ended October 31, 2009.  Net sales increased in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010 by 4.8% in North America and by 77.5% in Asia.  The increase was driven by higher demand for our busbar products in Asia, as well as higher demand for our busbar, flexible cabling and heat sink products in North America.  We also began selling busbar products in Europe in the second quarter of fiscal 2011, which accounted for $0.6 million, compared to no sales in the second quarter of fiscal 2010.

Cost of Products Sold.  Power Products segment cost of products sold increased $2.2 million, or 30.1%, to $9.5 million for the three months ended October 30, 2010, compared to $7.3 million for the three months ended October 31, 2009.  The second quarter of fiscal 2011 includes an inventory and equipment write-down charge of $0.4 million, relating to a customer cancellation of certain products manufactured in our U.S. facility.  The Power Products segment cost of products sold as a percentage of sales increased to 79.2% for the three months ended October 30, 2010, from 77.7% for the three months ended October 31, 2009.  The increase in cost of products sold as a percentage of sales is due to the customer cancellation charge and increased costs due to new product development, partially offset by lower costs in our Asian busbar business as well as our cabling business in the U.S. in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins increased $0.4 million, or 19.0%, to $2.5 million for the three months ended October 30, 2010, compared to $2.1 million for the three months ended October 31, 2009.  Gross margins as a percentage of net sales decreased to 20.8% for the three months ended October 30, 2010 from 22.3% for the three months ended October 31, 2009.  The decrease in gross margins as a percentage of sales is due to the customer cancellation charge and increased costs due to new product development, partially offset by lower costs in our Asian busbar business as well as our cabling business in the U.S. in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the second quarter of fiscal 2010, we recorded a restructuring charge of $0.1 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 13.3%, to $1.3 million for the three months ended October 30, 2010, compared to $1.5 million for the three months ended October 31, 2009.  Selling and administrative expenses decreased due to lower selling and professional fees in our U.S.-based busbar and heat sink businesses in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 10.8% for the three months ended October 30, 2010 from 16.0% for the three months ended October 31, 2009.

Other Expense, Net.  Other expense, net was $0.1 million for the three months ended October 30, 2010, compared to zero for the three months ended October 31, 2009.

Income Before Income Taxes.  Power Products income before income taxes increased $0.6 million, or 120.0%, to $1.1 million for the three months ended October 30, 2010, compared to $0.5 million for the three months ended October 31, 2009, due to higher net sales and gross margins, lower selling and professional fees, no restructuring charges, partially offset by customer cancellation charges in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Other Segment Results

Below is a table summarizing results for the three months ended:

(in millions)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$3.3	$2.4	$0.9	37.5%

Cost of products sold	3.0	2.3	0.7	30.4%

Gross margins	0.3	0.1	0.2	200.0%

Selling and administrative expenses	0.7	0.8	(0.1)	-12.5%

Loss before income taxes	$(0.4)	$(0.7)	$0.3	-42.9%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	90.9%	95.8%
Gross margins	9.1%	4.2%
Selling and administrative expenses	21.2%	33.3%
Loss before income taxes	-12.1%	-29.2%

Net Sales.  The Other segment net sales increased $0.9 million, or 37.5%, to $3.3 million for the three months ended October 30, 2010, compared to $2.4 million for the three months ended October 31, 2009.  Net sales from our torque-sensing business increased 109.9% in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.  Net sales from our testing facilities were flat in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Cost of Products Sold.  Other segment cost of products sold increased $0.7 million to $3.0 million for the three months ended October 30, 2010, compared to $2.3 million for the three months ended October 31, 2009. Cost of products sold as a percentage of sales decreased to 90.9% in the second quarter of fiscal 2011, compared to 95.8% in the second quarter of fiscal 2010.

Gross Margins.  The Other segment gross margins increased $0.2 million to $0.3 million for the three months ended October 30, 2010, compared to $0.1 million for the three months ended October 31, 2009.  The increase is due to the increased net sales in our torque-sensing business in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 12.5%, to $0.7 million for the three months ended October 30, 2010, compared to $0.8 million for the three months ended October 31, 2009.  Selling and administrative expenses as a percentage of net sales decreased to 21.2% for the three months ended October 30, 2010, from 33.3% for the three months ended October 31, 2009.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $0.3 million, or 42.9%, to $0.4 million for the three months ended October 30, 2010, compared to $0.7 million for the three months ended October 31, 2009.  The loss decreased due to higher sales and gross profit from our torque sensing business as well as lower selling and administrative expenses in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010.

Results of Operations for the Six Months Ended October 30, 2010 as Compared to the Six Months Ended October 31, 2009

Consolidated Results

Below is a table summarizing results for the six months ended:

(in millions)

(“N/M” equals not meaningful)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$204.9	$188.3	$16.6	8.8%
Other income	1.8	2.5	(0.7)	-28.0%
	206.7	190.8	15.9	8.3%

Cost of products sold	162.9	148.7	14.2	9.5%

Gross margins (including other income)	43.8	42.1	1.7	4.0%

Restructuring	—	6.8	(6.8)	N/M
Selling and administrative expenses	37.5	32.3	5.2	16.1%
Interest expense, net	0.1	0.1	—	N/M
Other expense, net	1.2	0.3	0.9	N/M
Income tax expense	1.4	0.5	0.9	180.0%

Net income attributable to Methode Electronics, Inc.	$3.6	$2.1	$1.5	71.4%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	0.9%	1.3%
Cost of products sold	79.5%	79.0%
Gross margins (including other income)	21.4%	22.4%
Restructuring	0.0%	3.6%
Selling and administrative expenses	18.3%	17.2%
Interest expense, net	0.0%	0.1%
Other expense, net	0.6%	0.2%
Income tax expense	0.7%	0.3%
Net income attributable to Methode Electronics, Inc.	1.8%	1.1%

Net Sales.  Consolidated net sales increased $16.6 million, or 8.8%, to $204.9 million for the six months ended October 30, 2010, from $188.3 million for the six months ended October 31, 2009.  Net sales benefitted by $1.7 million for the six months ended October 31, 2009, related to a one-time reversal of pricing contingencies which were accrued over several years and were no longer required.  The Automotive segment net sales decreased $3.3 million, or 3.1%, to $104.1 million for the first half of fiscal 2011, from $107.4 million for the first half of fiscal 2010.  The Interconnect segment net sales increased $15.9 million, or 28.8%, to $71.1 million for the first half of fiscal 2011, as compared to $55.2 million for the first half of fiscal 2010.  The Power Products segment net sales increased $3.0 million, or 14.6%, to $23.6 million for the first half of fiscal 2011, as compared to $20.6 million for the first half of fiscal 2010.  The Other segment net sales increased $1.0 million, or 19.6%, to $6.1 million for the first half of fiscal 2011, as compared to $5.1 million in the first half of fiscal 2010.  Translation of foreign operations net sales for the six months ended October 30, 2010 decreased reported net sales by $3.6 million or 1.7% due to average currency rates in the first half of fiscal 2011, compared to the average currency rates in the first half of fiscal 2010.

Other Income.  Other income decreased $0.7 million, or 28.0%, to $1.8 million for the six months ended October 30, 2010, from $2.5 million for six months ended October 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The decrease relates to lower engineering design fees from our European automotive market.

Cost of Products Sold.  Consolidated cost of products sold increased $14.2 million, or 9.5%, to $162.9 million for the six months ended October 30, 2010, compared to $148.7 million for the six months ended October 31, 2009.  Consolidated cost of products sold as a percentage of sales were 79.5% in the first half of fiscal 2011, compared to 79.0% in the first half of fiscal 2010.  Included in the cost of products sold for the six months ended October 31, 2009 is $0.7 million of asset write-downs related to the termination of the Delphi supply agreement.  Included in cost of products sold are additional provisions for environmental matters for three sites that are no longer used in operations.  We recorded $0.8 million and $0.3 million for environmental matters for first half of fiscal 2011 and the first half of fiscal 2010, respectively.  Also during the first half of fiscal 2011, we recorded a negotiated program termination charge of $1.3 million for certain products manufactured in our Malta facility and $0.4 million for customer cancellation of certain products manufactured in our U.S. facility.  In addition, we incurred $0.7 million in additional costs due to vendor supply issues for new products that began ramping up production during the first half of fiscal 2011.  The increases were partially offset by cost efficiencies experienced in our Asian businesses, higher sales volumes as well as a change in sales mix within the Interconnect segment in the first half of fiscal 2011, as compared to the first half of fiscal 2010.

Gross Margins (including other income).  Consolidated gross margins (including other income) increased $1.7 million, or 4.0%, to $43.8 million for the six months ended October 30, 2010, as compared to $42.1 million for the six months ended October 31, 2009.  Gross margins (including other income) as a percentage of net sales were 21.4% for the six months ended October 30, 2010, as compared to 22.4% for the six months ended October 31, 2009.  The decrease primarily relates to the loss of the Delphi business, the one-time reversal of pricing contingencies in the first half of fiscal 2010, the customer negotiated program cancellation and other customer cancellation charges, additional costs related to environmental matters and costs due to vendor supply issues, partially offset by higher sales volumes, a favorable change in sales in sales mix within the Interconnect segment and cost efficiencies from our Asian businesses, in the first half of fiscal 2011, as compared to the first half of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first half of fiscal 2010, we recorded a total restructuring charge of $6.8 million, which consisted of $3.7 million for employee severance, $1.5 million for accelerated depreciation and $1.6 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.2 million, or 16.1%, to $37.5 million for the six months ended October 30, 2010, compared to $32.3 million for the six months ended October 31, 2009.  During the first half of fiscal 2011, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  Selling and marketing expenses increased in our North American and Asian automotive businesses, partially offset by lower commissions and professional fees in the first half of fiscal 2011, compared to the first half of fiscal 2010.  The first half of fiscal 2011 and the first half of fiscal 2010 included income of $0.5 million and $0.4 million, respectively, for grants received at one of our foreign facilities.  Selling and administrative expenses as a percentage of net sales were 18.3% for the six months ended October 30, 2010 and 17.2% for the six months ended October 31, 2009.

Interest Expense, Net.  Interest expense, net was $0.1 million for both the six months ended October 30, 2010 and October 31, 2009.  Interest income was $0.3 million for the six months ended October 30, 2010, compared to $0.1 million for the six months ended October 31, 2009.  The average cash balance was $64.0 million during the six months ended October 30, 2010, as compared to $62.4 million during the six months ended October 31, 2009.  The average interest rate earned for the six months ended October 30, 2010 was 2.15%, compared to 0.44% in the six months ended October 31, 2009.  Interest expense was $0.4 million for the six months ended October 30, 2010, compared to $0.3 million for the six months ended October 31, 2009.

Other Expense, Net.  Other expense, net increased $0.9 million to a $1.2 million for the six months ended October 30, 2010, compared to $0.3 million for the six months ended October 31, 2009.  The first half of fiscal 2011 included income of $1.2 million for life insurance polices in connection with the deferred compensation plan.  The first half of fiscal 2010 included income of $0.6 million related to an enhanced cash fund.  All other amounts for both the six months ended October 30, 2010 and October 31, 2009, relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased by $0.9 million to $1.4 million for the six months ended October 30, 2010, compared to $0.5 million for the six months ended October 31, 2009.  The six months ended October 30, 2010 relates to taxes on foreign profits.  The six months ended October 31, 2009 includes taxes on foreign profits of $0.2 million and $0.3 million related to non-Federal U.S. taxes.

Net Income Attributable to Methode Electronics, Inc.   Net income attributable to Methode Electronics, Inc. increased $1.5 million, or 71.4%, to $3.6 million for the six months ended October 30, 2010, compared to $2.1 million for the six months ended October 31, 2009.  The increase is primarily due higher net sales and gross margins, no restructuring expenses, gain from life insurance policy, partially offset by the Blue Angel unsecured claims charge, the one-time reversal of pricing contingencies in the first half of fiscal 2010, customer negotiated cancellation and other customer cancellation costs, additional costs related to environmental matters, vendor supply issue costs, higher development, selling and marketing expenses and higher tax expense in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

(“N/M” equals not meaningful)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$104.1	$107.4	$(3.3)	-3.1%
Other income	1.7	2.3	(0.6)	-26.1%
	105.8	109.7	(3.9)	-3.6%

Cost of products sold	85.5	86.0	(0.5)	-0.6%

Gross margins (including other income)	20.3	23.7	(3.4)	-14.3%

Restructuring	—	5.0	(5.0)	N/M
Selling and administrative expenses	15.7	9.0	6.7	74.4%
Interest income, net	(0.1)	—	(0.1)	N/M
Other expense, net	1.7	1.2	0.5	41.7%

Income before income taxes	$3.0	$8.5	$(5.5)	-64.7%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	1.6%	2.1%
Cost of products sold	82.1%	80.1%
Gross margins (including other income)	19.5%	22.1%
Restructuring	0.0%	4.7%
Selling and administrative expenses	15.1%	8.4%
Interest income, net	-0.1%	0.0%
Other expense, net	1.6%	1.1%
Income before income taxes	2.9%	7.9%

Net Sales.  Automotive segment net sales decreased $3.3 million, or 3.1%, to $104.1 million for the six months ended October 30, 2010, from $107.4 million for the six months ended October 31, 2009.  Net sales benefitted by $1.7 million for the six months ended October 31, 2009, related to a one-time reversal of pricing contingencies which were accrued over several years and were no longer required.  There were no sales to Delphi Corporation in the first half of 2011, as compared to net sales of $14.1 million in the first half of fiscal 2010 due to the cancellation of the supply agreement on September 10, 2009.  Net sales increased in Asia and Europe by 244.7% and 7.5%, respectively, however, net sales from North America declined by 72.7% in the first half of fiscal 2011, compared to the first half of fiscal 2010.  Net sales also declined in North America by $10.3 million due to the planned transfer of production from our U.S. facility to our facility in Shanghai, China in the third quarter of fiscal 2010 as well as by $10.2 million due to the termination of production of certain Ford legacy products at our Reynosa, Mexico facility at the end of the second quarter of fiscal 2010.  Translation of foreign operations net sales in the six months ended October 30, 2010 decreased reported net sales by $3.6 million, or 3.3%, due to average currency rates in the first half of fiscal 2011, compared to the average currency rates in the first half of fiscal 2010.

Other Income.  Other income decreased $0.6 million, or 26.1%, to $1.7 million for the six months ended October 30, 2010, from $2.3 million for six months ended October 31, 2009.  Other income consisted primarily of earnings from engineering design fees and royalties.  The decrease relates to lower engineering design fees in our European automotive business.

Cost of Products Sold.  Automotive segment cost of products sold decreased $0.5 million, or 0.6%, to $85.5 million for the six months ended October 30, 2010, from $86.0 million for the six months ended October 31, 2009.  Included in the cost of products sold for the six months ended October 31, 2009 is $0.7 million of asset write-downs relating to the termination of the Delphi supply agreement.  The first half of fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.  In addition, we incurred $0.7 million in additional costs due to vendor supply issues for new products that began ramping up production during the first half of fiscal 2011.  The Automotive segment cost of products sold as a percentage of sales were 82.1% in the first half of fiscal 2011, compared to 80.1% in the first half of fiscal 2010.  The increase in cost of products sold as a percentage of sales were primarily due to the loss of the Delphi business, increasing costs on the remaining North American business, customer program cancellation charges and vendor supply issue costs, partially offset by higher sales volumes and improvements in cost of products sold in Asia.  The increasing costs of products sold as a percentage of sales in North America primarily relates to the development of new products which are expected to begin shipping in future periods.

Gross Margins (including other income).  Automotive segment gross margins (including other income) decreased $3.4 million, or 14.3%, to $20.3 million for the six months ended October 30, 2010, as compared to $23.7 million for the six months ended October 31, 2009.  The Automotive segment gross margins (including other income) as a percentage of net sales were 19.5% for the six months ended October 30, 2010, as compared to 22.1% for the six months ended October 31, 2009.  Gross margins (including other income) as a percentage of sales decreased in the first half of fiscal 2011, compared to the first half of fiscal 2010, due to loss of the Delphi business, lower engineering design fees, the one-time reversal of pricing contingencies in the first half of fiscal 2010, increased costs relating to new product development, the negotiated program termination costs, and vendor supply issues. The losses were partially offset by improved gross margins (including other income) in our Asian businesses, due to higher sales volumes.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first half of fiscal 2010, we recorded a total restructuring charge of $5.0 million, which consisted of $2.9 million for employee severance, $1.5 million for accelerated depreciation and $0.6 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $6.7 million, or 74.4%, to $15.7 million for the six months ended October 30, 2010, compared to $9.0 million for the six months ended October 31, 2009.  During the first half of fiscal 2011, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  Selling and marketing expenses increased in our North American and Asian automotive businesses in the first half of fiscal 2011, compared to the first half of fiscal 2010.  The first half of fiscal 2011 and the first half of fiscal 2010 included income of $0.5 million and $0.4 million, respectively, for grants received at one of our foreign facilities.  Selling and administrative expenses as a percentage of net sales were 15.1% for the six months ended October 30, 2010 and 8.4% for the six months ended October 31, 2009.

Interest Income, Net.  Interest income, net was $0.1 million for the six months ended October 30, 2010, compared to zero for the six months ended October 31, 2009.

Other Expense, Net.  Other expense, net increased $0.5 million, or 41.7%, to $1.7 million for the six months ended October 30, 2010, compared to $1.2 million for the six months ended October 31, 2009.  All amounts for both the first half of fiscal 2011 and the first half of fiscal 2010 relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes decreased $5.5 million or 64.7%, to $3.0 million for the six months ended October 30, 2010, compared to $8.5 million for the six months ended October 31, 2009 due to the Blue Angel unsecured claims charge, lower sales and gross margins (including other income), the one-time reversal of pricing contingencies in the first half of fiscal 2010, higher selling and marketing expenses, increased development cost in North American, negotiated program termination costs and increased currency exchange expense, partially offset by no restructuring charges in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Interconnect Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

(“N/M” equals not meaningful)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$71.1	$55.2	$15.9	28.8%
Other income	0.1	0.1	—	0.0%
	71.2	55.3	15.9	28.8%

Cost of products sold	50.5	41.9	8.6	20.5%

Gross margins (including other income)	20.7	13.4	7.3	54.5%

Restructuring	—	1.4	(1.4)	-100.0%
Selling and administrative expenses	10.8	10.9	(0.1)	-0.9%
Interest income	(0.1)	(0.1)	—	0.0%
Other expense, net	0.5	—	0.5	N/M

Income before income taxes	$9.5	$1.2	$8.3	691.7%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Other income	0.1%	0.2%
Cost of products sold	71.0%	75.9%
Gross margins (including other income)	29.1%	24.3%
Restructuring	0.0%	2.5%
Selling and administrative expenses	15.2%	19.7%
Interest income	-0.1%	-0.2%
Other expense, net	0.7%	0.0%
Income before income taxes	13.4%	2.2%

Net Sales.  Interconnect segment net sales increased $15.9 million, or 28.8%, to $71.1 million for the six months ended October 30, 2010 from $55.2 million for the six months ended October 31, 2009.  The increase was primarily driven by strong sales in our interface solutions and data solutions businesses.  Net sales increased 31.3%, 40.4% and 3.4% in North America, Europe and Asia, respectively, in the first half of fiscal 2011, compared to the first half of fiscal 2010.  Translation of foreign operations net sales in the six months ended October 30, 2010 decreased reported net sales by $0.1 million, or 0.1%, due to average currency rates in the first half of fiscal 2011, compared to the average currency rates in the first half of fiscal 2010.

Other Income.  Other income was $0.1 million for both the six months ended October 30, 2010 and the six months ended October 31, 2009.

Cost of Products Sold.  Interconnect segment cost of products sold increased $8.6 million, or 20.5%, to $50.5 million for the six months ended October 30, 2010, compared to $41.9 million for the six months ended October 31, 2009.  Interconnect segment cost of products sold as a percentage of net sales decreased to 71.0% for the six months ended October 30, 2010, compared to 75.9% for the six months ended October 31, 2009.  The decrease is primarily due to sales mix within the segment as well as the overall increase in net sales in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) increased $7.3 million, or 54.5%, to $20.7 million for the six months ended October 30, 2010, as compared to $13.4 million for the six months ended October 31, 2009.  Gross margins as a percentage of net sales increased to 29.1% for the six months ended October 30, 2010, from 24.3% for the six months ended October 31, 2009.  The increase in gross margins as a percentage of net sales primarily relates to higher sales volumes as well as a change in sales mix within the segment in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first half of fiscal 2010, we recorded a total restructuring charge of $1.4 million, which consisted of $0.4 million for employee severance, $0.1 million for accelerated depreciation and $0.9 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 0.9%, to $10.8 million for the six months ended October 30, 2010, compared to $10.9 million for the six months ended October 31, 2009.  Selling and administrative expenses are slightly lower due to lower commissions in our Asian Interconnect businesses in the first half of fiscal 2011, compared to the first half of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 15.2% in the six months ended October 30, 2010, from 19.7% for the six months ended October 31, 2009.

Interest Income, Net.  Interest income, net was $0.1 million for both the six months ended October 30, 2010 and October 31, 2009.

Other Expense, Net.  Other expense, net was $0.5 million for the six months ended October 30, 2010, compared to zero for the six months ended October 31, 2009.  The increase is primarily due to the weakening U.S. dollar against the euro in the first half of fiscal 2011, compared to the first half of fiscal 2010.  The functional currencies of these operations are the British pound, Czech koruna, Euro, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Interconnect segment income before income taxes increased $8.3 million to $9.5 million for the six months ended October 30, 2010, compared to $1.2 million for the six months ended October 31, 2009, due to increased net sales and gross profit, no restructuring expenses, and lower commissions in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Power Products Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$23.6	$20.6	$3.0	14.6%

Cost of products sold	18.8	16.1	2.7	16.8%

Gross margins	4.8	4.5	0.3	6.7%

Restructuring	—	0.4	(0.4)	N/M
Selling and administrative expenses	3.1	3.0	0.1	3.3%
Other expense, net	0.1	—	0.1	N/M

Income before income taxes	$1.6	$1.1	$0.5	45.5%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	79.7%	78.2%
Gross margins	20.3%	21.8%
Restructuring	0.0%	1.9%
Selling and administrative expenses	13.1%	14.6%
Other expense, net	0.4%	0.0%
Income before income taxes	6.8%	5.3%

Net Sales.  Power Products segment net sales increased $3.0 million, or 14.6% to $23.6 million for the six months ended October 30, 2010, compared to $20.6 million for the six months ended October 31, 2009.  Net sales have decreased in the first half of fiscal 2011, as compared to the first half of fiscal 2010 by 8.0% in North America and net sales increased by 78.2% in Asia.  The increase was driven by higher demand for our busbar products in Asia, offset by lower demand for our busbar, flexible cabling and heat sink products in North America.  We also began selling busbar products in Europe in the first half of fiscal 2011, which accounted for $1.2 million in net sales, compared to no net sales in the first half of fiscal 2010.

Cost of Products Sold.  Power Products segment cost of products sold increased $2.7 million, or 16.8%, to $18.8 million for the six months ended October 30, 2010, compared to $16.1 million for the six months ended October 31, 2009.  The Power Products segment cost of products sold as a percentage of sales increased to 79.7% for the six months ended October 30, 2010, from 78.2% for the six months ended October 31, 2009.  The first half of fiscal 2011 includes an inventory and equipment charge of $0.4 million, relating to the customer cancellation of certain products manufactured in our U.S. facility.  The increase in the cost of products sold as a percentage of sales is primarily due to the customer cancellation charge as well as increased costs due to new product development, partially offset with lower costs in our Asian business.

Gross Margins.  Power Products segment gross margins increased $0.3 million, or 6.7%, to $4.8 million for the six months ended October 30, 2010, compared to $4.5 million for the three months ended October 31, 2009.  Gross margins as a percentage of net sales decreased to 20.3% for the six months ended October 30, 2010 from 21.8% for the six months ended August 1, 2009.  The decrease in gross margins as a percentage of sales is primarily due to the customer cancellation charge as well as increased costs due to new product development, partially offset with lower costs in our Asian business.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first half of fiscal 2010, we recorded a restructuring  charge of $0.4 million, which consisted of $0.1 million for employee severance and $0.3 million relating to other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 3.3%, to $3.1 million for the six months ended October 30, 2010, compared to $3.0 million for the six months ended October 31, 2009.  Selling and administrative expenses increased slightly due to increased selling and professional fees in our U.S.-based busbar and heat sink businesses in the first half of fiscal 2011, as compared to the first half of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 13.1% in the six months ended October 30, 2010, from 14.6% for the six months ended October 31, 2009.

Other Expense, Net.  Other expense, net was $0.1 million for the six months ended October 30, 2010, compared to zero for the six months ended October 31, 2009.  The functional currencies of these operations are the British pound, Czech koruna, Euro, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Power Products income before income taxes increased $0.5 million, or 45.5%, to $1.6 million for the six months ended October 30, 2010, compared to $1.1 million for the six months ended October 31, 2009, due to higher net sales and gross profit, no restructuring charges, partially offset with customer cancellation charges and higher costs for our U.S. busbar products, higher selling and administrative expenses and higher currency exchange expenses in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Other Segment Results

Below is a table summarizing results for the six months ended:

(in millions)

	October 30,	October 31,
	2010	2009	Net Change	Net Change
Net sales	$6.1	$5.1	$1.0	19.6%

Cost of products sold	5.7	4.9	0.8	16.3%

Gross margins	0.4	0.2	0.2	100.0%

Selling and administrative expenses	1.4	1.5	(0.1)	-6.7%

Loss before income taxes	$(1.0)	$(1.3)	$0.3	-23.1%

	October 30,	October 31,
Percent of sales:	2010	2009
Net sales	100.0%	100.0%
Cost of products sold	93.4%	96.1%
Gross margins	6.6%	3.9%
Selling and administrative expenses	23.0%	29.4%
Loss before income taxes	-16.4%	-25.5%

Net Sales.  The Other segment net sales increased $1.0 million, or 19.6%, to $6.1 million for the six months ended October 30, 2010, compared to $5.1 million for the six months ended October 31, 2009.  Net sales from our torque-sensing business increased 89.3% in the first half of fiscal 2011, compared to the first half of fiscal 2010.  Net sales from our testing facilities decreased 12.8% in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Cost of Products Sold.  Other segment cost of products sold increased $0.8 million to $5.7 million for the six months ended October 30, 2010, compared to $4.9 million for the six months ended October 31, 2009.  Cost of products sold as a percentage of sales decreased to 93.4% in the first half of fiscal 2011, compared to 96.1% in the first half of fiscal 2010.

Gross Margins.  The Other segment gross margins increased $0.2 million to $0.4 million for the six months ended October 30, 2010, compared to $0.2 million for the six months ended October 31, 2009.  Gross margins as a percentage of sales increased to 6.6% in the first half of fiscal 2011, compared to 3.9% in the first half of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 6.7%, to $1.4 million for the six months ended October 30, 2010, compared to $1.5 million for the six months ended October 31, 2009.  Selling and administrative expenses as a percentage of net sales decreased to 23.0% in the six months ended October 30, 2010 from 29.4% for the six months ended October 31, 2009.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $0.3 million, or 23.1%, to $1.0 million for the six months ended October 30, 2010, compared to $1.3 million for the six months ended October 31, 2009, due to increased sales and gross profit and lower selling and administrative expenses.

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

We have an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expires on January 31, 2011, requires maintenance of certain financial ratios and a minimum net worth level. At October 30, 2010, we were in compliance with these covenants and had net borrowings of $18.0 million plus accrued interest against this credit facility.

Cash Flow Operating Activities

Net cash provided by operating activities decreased $11.8 million to $3.8 million for the six months ended October 30, 2010, compared to $15.6 million for the six months ended October 31, 2009.  Our net income increased to $3.5 million for the six months ended October 30, 2010, compared to $2.1 million for the six months ended October 31, 2009.  The non-cash add-back for depreciation and impairment of tangible assets decreased $2.9 million, to $7.9 million in the first half of fiscal 2011, compared to $10.8 million in the first half of fiscal 2010.  The changes in operating assets and liabilities decreased by $10.0 million, to cash used of $9.0 million in the first half of fiscal 2011, compared to cash provided of $1.0 million for the first half of fiscal 2010.  Accounts receivable was a use of cash of $11.3 million due to timing of sales, billings for pre-production tooling, as well as slower collections for some specific customers in the first half of fiscal 2011.  The additional use of cash for the changes in assets and liabilities relates to tax payments to foreign entities, offset by the Blue Angel unsecured claims accrual  in the first half of fiscal 2011, compared to the first half of fiscal 2010.

Cash Flow Investing Activities

Net cash used in investing activities decreased $1.2 million to $4.8 million for the six months ended October 30, 2010, compared to $6.0 million for the six months ended October 31, 2009.  Purchases of property, plant and equipment was $5.6 million in the first half of fiscal 2011, compared to $5.8 million in the first half of fiscal 2010.  We invested $0.8 million in a new business in the first half of fiscal 2011.  In the first half of fiscal 2011, we received $1.5 million for life insurance proceeds in connection with the deferred compensation plan.

Cash Flow Financing Activities

Net cash (used)/provided for financing activities increased $18.1 million to cash provided of $12.9 million in the first half of fiscal 2011, compared to a cash use of $5.2 million for the first half of fiscal 2010.  In the first half of fiscal 2011, we had net borrowings against our credit line of $18.0 million, compared to no borrowings in the first half of fiscal 2010.  We paid dividends of $5.2 million for both the first half of fiscal 2011 and the first half of fiscal 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $6.7 million as of October 30, 2010 and $4.7 million as of May 1, 2010.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $16.5 million at October 30, 2010 and $12.8 million at May 1, 2010.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.    Legal Proceedings.

See our fiscal 2010 Form 10-K filed on July 1, 2010 for a description of certain legal matters.  After the Form 10-K was filed, on September 7, 2010, the bankruptcy court dismissed the preference claim complaint against Methode without prejudice to Delphi’s filing a motion for leave to amend by September 7, 2010.  Delphi filed a motion for leave to amend its preference complaint against Methode on September 7, 2010.  (See Overview Section for more information regarding this matter).

Item 6.          Exhibits

Exhibit Number	Description
3.1	Form of Methode Electronics, Inc. Amended and Restated By-Laws (1)
10.1	Form of Methode Electronics, Inc. 2010 Cash Incentive Plan (2)
10.2	Form of Methode Electronics, Inc. 2010 Stock Plan (2)
10.3	Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (2)
10.4	Methode Electronics, Inc. Performance Based Restricted Stock Form Award Agreement (3)
10.5	Methode Electronics, Inc. Restricted Stock Unit Form Award Agreement (3)
10.6	Methode Electronics, Inc. RSA Tandem Cash Award Form Agreement (3)
10.7	Methode Electronics, Inc. Cash Bonus Form Award Agreement (3)
10.8	Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K/A filed August 10, 2010, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Form 8-K filed October 20, 2010, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Form 8-K filed November 12, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	December 9, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Methode Electronics, Inc. Amended and Restated By-Laws (1)
10.1	Form of Methode Electronics, Inc. 2010 Cash Incentive Plan (2)
10.2	Form of Methode Electronics, Inc. 2010 Stock Plan (2)
10.3	Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (2)
10.4	Methode Electronics, Inc. Performance Based Restricted Stock Form Award Agreement (3)
10.5	Methode Electronics, Inc. Restricted Stock Unit Form Award Agreement (3)
10.6	Methode Electronics, Inc. RSA Tandem Cash Award Form Agreement (3)
10.7	Methode Electronics, Inc. Cash Bonus Form Award Agreement (3)
10.8	Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with Registrant’s Form 8-K/A filed August 10, 2010, and incorporated herein by reference.
(2)	Previously filed with Registrant’s Form 8-K filed October 20, 2010, and incorporated herein by reference.
(3)	Previously filed with Registrant’s Form 8-K filed November 12, 2010, and incorporated herein by reference.