Form 10-Q
period 2011-01-29
METHODE ELECTRONICS INC
filed 2011-03-03
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 29, 2011

or

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

At March 1, 2011, registrant had 36,939,317 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 29, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	January 29, 2011	May 1, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,417	$63,821
Accounts receivable, net	79,367	68,649
Inventories:
Finished products	7,698	5,487
Work in process	11,318	7,686
Materials	22,938	16,587
	41,954	29,760
Deferred income taxes	2,347	2,272
Prepaid and refundable income taxes	879	13,956
Prepaid expenses and other current assets	6,819	6,138
TOTAL CURRENT ASSETS	200,783	184,596
PROPERTY, PLANT AND EQUIPMENT	294,020	280,750
Less allowances for depreciation	231,777	218,874
	62,243	61,876
GOODWILL	12,096	12,096
INTANGIBLE ASSETS, net	17,029	18,811
PRE-PRODUCTION COSTS	10,260	11,984
OTHER ASSETS	24,080	21,460
	63,465	64,351
TOTAL ASSETS	$326,491	$310,823
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$37,819	$29,743
Other current liabilities	28,838	29,002
TOTAL CURRENT LIABILITIES	66,657	58,745
OTHER LIABILITIES	8,178	10,251
DEFERRED COMPENSATION	2,583	1,885
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,279,846 and 38,149,946 shares issued as of January 29, 2011 and May 1, 2010, respectively	19,140	19,075
Additional paid-in capital	68,751	65,991
Accumulated other comprehensive income	20,638	16,247
Treasury stock, 1,342,188 shares as of January 29, 2011 and May 1, 2010	(11,377)	(11,377)
Retained earnings	148,512	146,818
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	245,664	236,754
Noncontrolling interest	3,409	3,188
TOTAL EQUITY	249,073	239,942
TOTAL LIABILITIES AND EQUITY	$326,491	$310,823

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
INCOME
Net sales	$101,263	$89,127	$306,163	$277,398
Other	839	1,116	2,644	3,575
	102,102	90,243	308,807	280,973
COSTS AND EXPENSES
Cost of products sold	82,668	74,924	245,522	223,617
Restructuring	—	559	(21)	7,327
Selling and administrative expenses	15,496	17,075	53,149	49,358
	98,164	92,558	298,650	280,302
Income/(loss) from operations	3,938	(2,315)	10,157	671
Interest expense, net	116	22	203	169
Other (income)/expense, net	(490)	(264)	693	(12)
Income/(loss) before income taxes	4,312	(2,073)	9,261	514
Income tax (benefit)/expense	(1,499)	2,249	(89)	2,760
Net income/(loss)	5,811	(4,322)	9,350	(2,246)
Less: Net income/(loss) attributable to noncontrolling interest	(72)	153	(85)	195
NET INCOME/(LOSS) ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$5,883	(4,475)	$9,435	(2,441)
Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.16	$(0.12)	$0.25	$(0.07)
Diluted	$0.16	$(0.12)	$0.25	$(0.07)
Cash dividends:
Common stock	$0.07	$0.07	$0.21	$0.21
Weighted average number of Common Shares outstanding:
Basic	37,144,021	36,644,127	37,087,538	36,641,637
Diluted	37,641,135	36,644,127	37,406,937	36,641,637

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	January 29, 2011	January 30, 2010
OPERATING ACTIVITIES
Net income/(loss)	$9,350	$(2,246)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for depreciation	9,842	13,691
Impairment of tangible assets	1,299	710
Amortization of intangibles	1,782	1,689
Amortization of stock awards and stock options	1,907	724
Changes in operating assets and liabilities	(4,615)	1,319
Other	33	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,598	15,887
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,758)	(7,816)
Purchase of investment	(750)	—
Acquisition of technology licenses	—	(440)
Proceeds from life insurance policies	1,515	2,407
NET CASH USED IN INVESTING ACTIVITIES	(8,993)	(5,849)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,097	—
Cash dividends	(7,741)	(7,823)
NET CASH USED IN FINANCING ACTIVITIES	(6,644)	(7,823)
Effect of foreign currency exchange rate changes on cash	1,635	1,000
INCREASE IN CASH AND CASH EQUIVALENTS	5,596	3,215
Cash and cash equivalents at beginning of period	63,821	54,030
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,417	$57,245

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

January 29, 2011

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of January 29, 2011 and results of operations for the three months and nine months ended January 29, 2011 and January 30, 2010 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 1, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 1, 2010 filed with the SEC on July 1, 2010.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance regarding ASC No. 350, "Goodwill and Other Intangible Assets", by eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  Under ASC No.350, testing for goodwill impairment is a two-step test.  In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value.  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of the impairment, Step 2. This guidance is effective for our fourth quarter of fiscal 2011.  We do not anticipate the adoption of this guidance to have a material impact on our related calculations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

In December 2010, the FASB issued authoritative guidance regarding ASC No. 805, "Business Combinations", on the disclosure of supplementary pro forma information for business combinations.  ASC No. 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been of the beginning of the annual reporting period.

If comparable financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, which will be our fiscal 2012, beginning on May 1, 2010.  We do not anticipate the adoption of this update to have a material impact on our financial statements.

3.             RESTRUCTURINGS

March 2009 Restructuring

In March 2009, we announced restructuring initiatives to consolidate our manufacturing facilities to reduce costs.  All of the March 2009 restructuring initiatives were complete as of the end of fiscal 2010.  At the end of fiscal 2010, we had an accrued restructuring liability of $420 reflected in the current liabilities section of our condensed consolidated balance sheet.  There were $140 of payments made against this liability during the three months and nine months ended January 29, 2011. We expect this liability to be paid out by the end of fiscal 2011.

The table below reflects the activity related to the March 2009 restructuring for the three months and nine months ended January 29, 2011:

Other Costs
Accrued balance at May 1, 2010	$420

Payments during the first, second and third quarter of fiscal 2011	(140)
Accrued balance at January 29, 2011	$280

January 2008 Restructuring

In January 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  All of the January 2008 restructuring initiatives were complete as of the end of fiscal 2010.  At the end of fiscal 2010, we had an accrued restructuring liability of $155 reflected in the current liabilities section of our condensed consolidated balance sheet.  There were $134 of payments made against this liability during the three months ended July 31, 2010.  The remaining accrual balance of $21 was reversed out to the income statement during the second quarter of fiscal 2011.  The January 2008 accrued restructuring balance is zero at the end of the three months ended January 29, 2011.

The table below reflects the activity related to the January 2008 restructuring for the three months and nine months ended January 29, 2011:

	One-Time Employee Severance	Other Costs	Total
Accrued balance at May 1, 2010	$117	$38	$155
Payments during the first quarter of fiscal 2011	(96)	(38)	(134)
Accrued balance at July 31, 2010	$21	$—	$21
Accrual reversal during the second quarter of fiscal 2011	(21)	—	(21)
Accrued balance at January 29, 2011	$—	$—	$—

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

4.             COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months and nine months ended January 29, 2011 and January 30, 2010 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Three Months Ended January 29, 2011			Nine Months Ended January 29, 2011
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
Net income/(loss)	$5,811	$5,883	$(72)	$9,350	$9,435	$(85)
Translation adjustment	(1,122)	(1,124)	2	4,660	4,391	269
Total comprehensive income/(loss)	$4,689	$4,759	$(70)	$14,010	$13,826	$184

	Three Months Ended January 30, 2010			Nine Months Ended January 30, 2010
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
Net income/(loss)	$(4,322)	(4,475)	$153	$(2,246)	(2,441)	$195
Translation adjustment	(4,613)	(4,442)	(171)	3,603	3,418	185
Total comprehensive income/(loss)	$(8,935)	$(8,917)	$(18)	$1,357	$977	$380

5.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill and indefinite-lived assets annually in accordance with ASC No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

The following table shows the roll-forward of goodwill in the financial statements for the nine months ended January 29, 2011 and January 30, 2010.  There was no activity for either period presented.

	Nine Months Ended January 29, 2011
		Power
	Interconnect	Products	Total
Balance as of May 1, 2010	$11,146	$950	$12,096
Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of January 29, 2011	$11,146	$950	$12,096

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

	Nine Months Ended January 30, 2010
		Power
	Interconnect	Products	Total
Balance as of May 2, 2009	$11,146	$625	$11,771
Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of January 30, 2010	$11,146	$625	$11,771

The following tables present details of the Company’s intangible assets:

	As of January 29, 2011
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,337	$1,658	12.9
Trade names, patents and technology licenses	23,774	8,464	15,310	12.8
Covenants not to compete	480	419	61	1.1
Total	$39,249	$22,220	$17,029

	As of May 1, 2010
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,066	$1,929	13.7
Trade names, patents and technology licenses	23,774	6,991	16,783	13.0
Covenants not to compete	480	381	99	1.8
Total	$39,249	$20,438	$18,811

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2011	$2,335
2012	1,821
2013	1,444
2014	1,332
2015	1,243

As of January 29, 2011 and May 1, 2010, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

6.             INCOME TAXES

At January 29, 2011 and May 1, 2010, we had valuation allowances against our deferred tax assets of $56,689 and $48,402, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Three Months Ended
	January 29, 2011	January 30, 2010
Income tax provision/(benefit) at statutory rate	$1,504	$(726)
Effect of:
State income taxes, net of federal benefit	55	325
Foreign operations with lower statutory rates	(2,801)	(2,341)
Valuation allowance	2,305	2,876
Uncertain tax positions	(2,582)	(3,152)
Other, net	20	5,267
Income tax provision	$(1,499)	$2,249

	Nine Months Ended
	January 29, 2011	January 30, 2010
Income tax provision at statutory rate	$3,241	$180
Effect of:
State income taxes, net of federal benefit	102	449
Foreign operations with lower statutory rates	(8,500)	(5,082)
Valuation allowance	8,286	5,278
Uncertain tax positions	(2,582)	(3,152)
Other, net	(636)	5,087
Income tax provision/(benefit)	$(89)	$2,760

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the nine months ended January 29, 2011, we recognized a reversal of expense of $588 in interest and zero in penalties.  We had approximately $379 accrued at January 29, 2011 for the payment of interest and penalties.  The total unrecognized tax benefit as of January 29, 2011 was $585.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 1, 2010	$2,782
Increases for positions related to the current year	—
Decreases for positions related to the prior years	(494)
Settlements	—
Lapsing of statutes of limitations	(1,703)
Balance at January 29, 2011	$585

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

recognition of uncertain tax positions of approximately $275.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2010 and fiscal 2009.

7.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the nine-month periods presented:

	Nine Months Ended
	January 29, 2011	January 30, 2010
Balance at the beginning of the period	38,149,946	38,290,776
Options exercised	135,900	—
Restricted stock awards vested	24,000	24,449
Treasury stock adjustment	(30,000)	—
Balance at the end of the period	38,279,846	38,315,225

In fiscal 2011, we paid quarterly dividends of $2,576, $2,578 and $2,587 on July 30, 2010, October 29, 2010 and January 28, 2011, respectively.

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

As disclosed in our fiscal 2010 Proxy Statement, for the fiscal 2011 equity awards, the Compensation Committee intends to grant our executive officers awards composed of performance-based restricted stock (RSAs) to vest based on performance as of the end of fiscal 2015, stock options and time-based restricted stock units (RSUs).  In connection with the performance-based RSAs, the Compensation Committee also intends to make RSA tandem cash bonus awards for above target performance to the executive officers.  The Compensation Committee granted stock option awards during the second quarter of fiscal 2011. The Compensation Committee granted the RSA's, RSU's and RSA tandem cash bonus awards during the third quarter of fiscal 2011.

Stock Options Granted Under the 2000 and 2004 Stock Plans

Options to purchase 296,942 shares of our common stock were granted in previous years under the 2000 and 2004 stock plans and are outstanding and exercisable as of January 29, 2011.  There was no remaining compensation expense related to these options in the third quarter of fiscal 2011.  Options to purchase 96,934 shares of our common stock expired during the first nine months of fiscal 2011.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 stock plans for the nine months ended January 29, 2011:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 1, 2010	529,776	$10.10
Exercised	(135,900)	6.68
Forfeited and Expired	(96,934)	13.03
Outstanding at January 29, 2011	296,942	$10.71

Options Outstanding and Exercisable at January 29, 2011
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$7.45 - $7.69	14,600	$7.61	0.4
$8.53 - $11.44	282,342	10.87	1.8
	296,942	$10.71

The options outstanding had an intrinsic value of $304 at January 29, 2011.  The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 29, 2011.

Stock Options Granted Under the 2007 Stock Plan

In July 2010, the Compensation Committee approved the grant of options to purchase 125,000 shares of our common stock to some members of the management team.  The stock options vest on the third anniversary of the date of grant.   The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 stock plan for the nine months ended January 29, 2011:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at May 1, 2010	595,500	$4.77
Granted	125,000	10.55
Exercised	—	—
Cancelled	—	—
Outstanding at January 29, 2011	720,500	$5.77

Options Outstanding at January 29, 2011
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	8.1
$6.46	275,000	8.4
$8.13	35,500	8.9
$10.55	125,000	9.5
$5.77	720,500

The options outstanding had an intrinsic value of $4,292 at January 29, 2011.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2009	Fiscal 2010	Fiscal 2011
	Awards	Awards	Awards
Average expected volatility	69.58%	86.88%	85.59%
Average risk-free interest rate	1.39%	1.43%	1.09%
Dividend yield	2.26%	2.77%	3.63%
Expected life of options	6.87 years	6.87 years	7.03 years
Weighted-average grant-date fair value	$1.46	$4.02	$5.88

We recognized pre-tax compensation expense for stock options granted under the 2007 plan of $396 and $136 for the three months ended January 29, 2011 and January 30, 2010, respectively.  We recognized pre-tax compensation expense of $632 and $328 for the nine months ended January 29, 2011 and January 30, 2010, respectively.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Stock Options Granted Under the 2010 Stock Plan

In October 2010, the Compensation Committee approved the grant of options to purchase 128,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest 33.3% each year over a three-year period.   The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 stock plan for the nine months ended January 29, 2011:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 1, 2010	—	$—
Granted	128,000	9.24
Exercised	—	—
Cancelled	—	—
Outstanding at January 29, 2011	128,000	$9.24

Options Outstanding at January 29, 2011
Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	128,000	9.7

The options outstanding had an intrinsic value of $319 at January 29, 2011.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal 2011
Awards
Average expected volatility	85.83%
Average risk-free interest rate	0.60%
Dividend yield	3.49%
Expected life of options	7.03 years
Weighted-average grant-date fair value	$5.19

We recognized pre-tax compensation expense for stock options granted under the 2010 plan of $86 for the three months ended January 29, 2011 and $114 for the nine months ended January 29, 2011.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Restricted Stock Awards Granted Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s are fully vested as of January 29, 2011.  As of January 29, 2011, no shares have been delivered pursuant to the RSUs.

At the beginning of fiscal 2011, there were 25,350 shares of common stock subject to time-based RSAs outstanding.  The time-based RSAs vest in three equal annual installments from the grant date.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During the nine months ended January 29, 2011, the compensation committee awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

We recognized pre-tax compensation expense for RSAs of $22 and $81 for the three months ended January 29, 2011 and January 30, 2010, respectively.  We recognized pre-tax compensation expense for RSAs of $320 and $396 for the nine months ended January 29, 2011 and January 30, 2010, respectively.  We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

The following table summarizes the RSA activity for the nine months ended January 29, 2011 for the RSA's granted under the 2007 stock plan:

RSA
Shares
Unvested and unissued at May 1, 2010	25,350
Awarded	24,000
Vested	(24,000)
Forfeited and Cancelled	(2,548)
Unvested and unissued at January 29, 2011	22,802

The table below shows the Company’s unvested and unissued RSAs at January 29, 2011:

			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year	RSAs	Vesting Period		January 29, 2011	January 29, 2011
2008	666	3-year equal annual installments	$11.74	—	—
2009	22,136	3-year equal annual installments	10.75	22	22

At January 29, 2011, the aggregate unvested and unissued RSAs had a grant date weighted average fair value of $10.78 and a weighted average vesting period of approximately three months.

Restricted Stock Awards and Restricted Stock Units Granted Under the 2010 Stock Plan

Our Compensation Committee awarded 640,000 shares of common stock subject to performance-based restricted stock awards to certain members of management during the third quarter of fiscal 2011. The performance measure will be the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, at the end of the five-year performance period to the extent the performance goals have been achieved. The remaining shares will be forfeited.

Our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units to certain members of management during the third quarter of fiscal 2011. The restricted stock units will vest 20% each year on the last day of our fiscal year and be 100% vested on the last day of the 2015 fiscal year provided the executive remains employed.

The following table summarizes the RSA and RSU activity for the nine months ended January 29, 2011 for the RSA's granted under the 2010 stock plan:

	RSA	RSU
	Shares	Shares
Unvested and unissued at May 1, 2010	—	—
Awarded	640,000	320,000
Vested	—	—
Forfeited and Cancelled	—	—
Unvested and unissued at January 29, 2011	640,000	320,000

			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year	RSA/RSU	Vesting Period		January 29, 2011	January 29, 2011
2011	640,000	5-year cliff, performance based	$9.70	$5,476	$5,476
2011	320,000	5-year, equal annual installments	9.70	2,381	2,381

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

The following table sets forth the computation of basic and diluted net income/(loss) per share:

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Numerator - net income/(loss) attributable to Methode Electronics, Inc.	$5,883	(4,475)	$9,435	(2,441)
Denominator:	—	—	—	—
Denominator for basic loss per share-weighted average shares	37,144,021	36,644,127	37,087,538	36,641,637
Dilutive potential common shares-employee stock options	497,114	—	319,399	—
Denominator for diluted loss per share adjusted weighted average shares and assumed conversions	37,641,135	36,644,127	37,406,937	36,641,637
Net income/(loss) per share:
Basic and diluted	$0.16	$(0.12)	$0.25	$(0.07)

Potential common shares have not been included for the three months ended and nine months ended January 30, 2010, in the calculation of diluted net loss per share, as the effect would have been anti-dilutive.  For the nine months ended January 29, 2011, options to purchase 394,842 shares of common stock at a weighted-average exercise price of $10.84 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $10.40 for our common stock for the first nine months of fiscal 2011, and, therefore, the effect would have been anti-dilutive.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended May 1, 2010.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The following tables represent information regarding our segments:

	Three Months Ended January 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$53,871	$32,911	$13,060	$3,354	$1,933	$101,263
Transfers between segments	(1,471)	(316)	(97)	(49)	(1,933)	—
Net sales to unaffiliated customers	$52,400	$32,595	$12,963	$3,305	$—	$101,263

Segment income (loss)	$5,272	$4,152	$923	$(635)	$—	$9,712
Corporate expenses, net						(5,400)
Income before income taxes						$4,312

	Three Months Ended January 30, 2010
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$43,631	$33,865	$9,603	$2,146	$118	$89,127
Transfers between segments	—	(54)	(53)	(11)	(118)	—
Net sales to unaffiliated customers	$43,631	$33,811	$9,550	$2,135	$—	$89,127

Segment income (loss) before restructuring charge	$(449)	$3,574	$1,152	$(981)	$—	$3,296
Restructuring	(420)	(46)	(93)	—	—	(559)
Segment income (loss) including restructuring charge	$(869)	$3,528	$1,059	$(981)	$—	$2,737
Corporate expenses, net						(4,810)
Loss before income taxes						$(2,073)

	Nine Months Ended January 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$157,946	$104,475	$36,775	$9,534	$2,567	$306,163
Transfers between segments	(1,471)	(752)	(244)	(100)	(2,567)	—
Net sales to unaffiliated customers	$156,475	$103,723	$36,531	$9,434	$—	$306,163

Segment income (loss)	$8,242	$13,678	$2,549	$(1,637)	$—	$22,832
Corporate expenses, net						(13,571)
Income before income taxes						$9,261

	Nine Months Ended January 30, 2010
	Automotive	Interconnect	Power Products	Other	Eliminations	Consolidated
Net sales	$151,597	$88,634	$30,430	$7,273	$536	$277,398
Transfers between segments	—	(181)	(307)	(48)	(536)	—
Net sales to unaffiliated customers	$151,597	$88,453	$30,123	$7,225	$—	$277,398

Segment income (loss) before restructuring charge	$11,975	$6,790	$2,793	$(2,295)	$—	$19,263
Restructuring	(5,379)	(1,492)	(456)	—	—	(7,327)
Segment income (loss) including restructuring charge	$6,596	$5,298	$2,337	$(2,295)	$—	$11,936
Corporate expenses, net						(11,422)
Income before income taxes						$514

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

In June 2006, the Company sold certain unsecured claims it had against Delphi in Delphi’s bankruptcy proceeding to Credit Suisse for $3,137 pursuant to a Transfer Agreement. These claims were subsequently assigned by Credit Suisse to Blue Angel Claims LLC (“Blue Angel”). On July 20, 2010, Blue Angel delivered a demand letter to the Company contending that under the terms of the Transfer Agreement, the unsecured claims had been objected to by Delphi in the Delphi bankruptcy proceeding and therefore the Company owed Blue Angel $3,137 plus interest. During the second quarter of fiscal 2011, an expense of $3,834 was recorded for these unsecured claims sold to Blue Angel, which includes interest. The litigation was subsequently settled for $2,068 causing a reversal of expense of $1,766 in the third quarter of fiscal 2011. As part of the settlement agreement, Blue Angel retains ownership of the unsecured claims.

11.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $10,260 and $11,984 as of January 29, 2011 and May 1, 2010, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

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

ASC No. 820 also specifies a fair value hierarchy based upon the observation of inputs in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with ASC No. 820, fair value measurements are classified under the following hierarchy:

·               Level 1 — Quoted prices in active markets for identical assets and liabilities.

·               Level 2 — Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·               Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below which summarizes the fair value of assets and liabilities as of January 29, 2011:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$69,417	$69,417	$—	$—
Assets related to deferred compensation plan	$3,948	$—	$3,948	$—
Total assets at fair value	$73,365	$69,417	$3,948	$—
Liabilities:
Liabilities related to deferred compensation plan	$2,918	$2,918	$—	$—
Total liabilities at fair value	$2,918	$2,918	$—	$—

(1)Includes cash, money-market investments and certificates of deposit.

Fair Value of Other Financial Instruments. The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair values because of the short maturity of these instruments.

13.          DEBT AND CREDIT AGREEMENT

We had an agreement with our primary bank for a revolving credit facility to provide up to $75,000 of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expired on January 31, 2011, required maintenance of certain financial ratios and a minimum net worth level. On January 28, 2011, we entered into an amendment to our credit agreement with our primary bank to extend the maturity date of the agreement from January 31, 2011 to February 28, 2011 in order for the parties to complete negotiation of and enter into a new credit agreement. At January 29, 2011, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2011, we had borrowings of $18,000 and payments of $18,143, which includes $143 of interest. As of January 29, 2011, there were no outstanding balances due against the credit facility.

14.          SUBSEQUENT EVENT

On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 24, 2016. The new credit facility is in the aggregate principal amount of $75,000, with an option to increase the principal amount by an additional $25,000 subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries.

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

•	Our business is cyclical and seasonal in nature and downturns in the automotive industry could reduce the sales and profitability of our business.

•	We are dependent on the availability and price of components and raw materials as well as the risk of substituted or counterfeit components.

•	Rising crude oil prices may result in higher costs for resin and other petroleum-based products.

•	Our technology-based businesses and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales or profits could decline.

•	We face risks relating to our international operations, including political and economic instability, expropriation, or the imposition of government controls.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

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

In June 2006, the Company sold certain unsecured claims it had against Delphi in Delphi’s bankruptcy proceeding to Credit Suisse for $3.1 million pursuant to a Transfer Agreement. These claims were subsequently assigned by Credit Suisse to Blue Angel Claims LLC (“Blue Angel”). On July 20, 2010, Blue Angel delivered a demand letter to the Company contending that under the terms of the Transfer Agreement, the unsecured claims had been objected to by Delphi in the Delphi bankruptcy proceeding and therefore the Company owed Blue Angel $3.1 million plus interest. During the second quarter of fiscal 2011, an expense of $3.8 million was recorded for these unsecured claims sold to Blue Angel, which includes interest. The litigation was subsequently settled for $2.1 million causing a reversal of expense of $1.7 million in the third quarter of fiscal 2011. As part of the settlement agreement, Blue Angel retains ownership of the unsecured claims.

Business Outlook

Our overall outlook for the remainder of fiscal 2011 and for fiscal 2012 is cautiously optimistic. While production levels in China, Europe and North America in the first nine months of fiscal 2011 were strong, our European businesses may experience some softness as economic austerity programs continue to roll through Europe affecting both internal and export demand.  We expect North American automotive production to modestly improve as the economy improves. However, recent events in the Middle East may result in significantly higher oil prices, which could result in higher prices for oil-based material, such as resins. We expect sales of Power Products to modestly improve as the economy improves. While we expect that Interconnect sales will modestly increase, sales to our customers in the appliance industry will continue to be soft until unemployment and home sales improve. Through our restructuring activities initiated in prior years we have been able to reduce our cost structure, which we expect to result in improved operating margins as sales increase.  During fiscal 2010 and 2011, we experienced component shortages in our supply base, which negatively affected our results.   We also experienced additional costs due to vendor supply issues for new automotive products that began ramping up in the second quarter of fiscal 2011. While the vendor supply issues have been resolved, we may experience manufacturing inefficiencies due to multiple product launches and component shortages which could continue to negatively affect our results. The Company maintains a positive long-term outlook for its global business and is committed to developing new product solutions for our customers and to making strategic capital investments as it pursues its growth strategy.

Results may differ materially from what is expressed or forecasted.  See “Item 1A Risk Factors” of our Form 10-K, for the fiscal year ended May 1, 2010.

Results of Operations for the Three Months Ended January 29, 2011 as Compared to the Three Months Ended January 30, 2010

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$101.3	$89.1	$12.2	13.7%
Other income	0.8	1.1	(0.3)	(27.3)%
	102.1	90.2	11.9	13.2%

Cost of products sold	82.7	74.9	7.8	10.4%

Gross margins (including other income)	19.4	15.3	4.1	26.8%

Restructuring	—	0.6	(0.6)	N/M
Selling and administrative expenses	15.5	17.1	(1.6)	(9.4)%
Interest (income)/expense, net	0.1	(0.1)	0.2	N/M
Other income, net	(0.5)	(0.3)	(0.2)	N/M
Income tax (benefit)/expense	(1.5)	2.3	(3.8)	N/M
Net income attributable to noncontrolling interest	(0.1)	0.2	(0.3)	N/M
Net income/(loss) attributable to Methode Electronics, Inc.	$5.9	$(4.5)	$10.4	N/M

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Other income	0.8%	1.2%
Cost of products sold	81.6%	84.1%
Gross margins (including other income)	19.2%	17.2%
Restructuring	—%	0.7%
Selling and administrative expenses	15.3%	19.2%
Interest (income)/expense, net	0.1%	(0.1)%
Other income, net	(0.5)%	(0.3)%
Income tax (benefit)/expense	(1.5)%	2.6%
Net income attributable to noncontrolling interest	(0.1)%	0.2%
Net income/(loss) attributable to Methode Electronics, Inc.	5.8%	(5.1)%

Net Sales.  Consolidated net sales increased $12.2 million, or 13.7%, to $101.3 million for the three months ended January 29, 2011, from $89.1 million for the three months ended January 30, 2010.  The Automotive segment net sales increased $8.8 million, or 20.2%, to $52.4 million for the third quarter of fiscal 2011, from $43.6 million for the third quarter of fiscal 2010.  The Interconnect segment net sales decreased $1.2 million, or 3.6%, to $32.6 million for the third quarter of fiscal 2011, compared to $33.8 million for the third quarter of fiscal 2010.  The Power Products segment net sales increased $3.4 million, or 35.4%, to $13.0 million for the third quarter of fiscal 2011, as compared to $9.6 million for the third quarter of fiscal 2010.  The Other segment net sales increased $1.2 million, or 57.1%, to $3.3 million for the third quarter of fiscal 2011, as compared to $2.1 million for the third quarter of fiscal 2010.  Translation of foreign operations net sales for the three months ended January 29, 2011 decreased reported net sales by $1.4 million or 1.4% due to average currency rates in the third quarter of fiscal 2011, compared to the average currency rates in the third quarter of fiscal 2010.

Other Income.  Other income decreased $0.3 million, or 27.3% to $0.8 million for the three months ended January 29, 2011, compared to $1.1 million for the three months ended January 30, 2010.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Consolidated cost of products sold increased $7.8 million, or 10.4%, to $82.7 million for the three months ended January 29, 2011, compared to $74.9 million for the three months ended January 30, 2010.  Consolidated cost of products sold as a percentage of sales were 81.6% in the third quarter of fiscal 2011, compared to 84.1% in the third quarter of fiscal 2010.  The third quarter of fiscal 2011 includes $1.3 million in additional costs due to a certain vendor's production and delivery issues for new products that began ramping up since the first quarter. In addition, we experienced increased costs at our Malta facility due to manufacturing inefficiencies caused by multiple product launches during the third quarter of fiscal 2011. The increase in costs of products sold is partially offset by higher sales volumes and cost improvements in Asia. Due to the unexpected cancellation of the Delphi supply agreement in September 2010, cost of products sold as a percentage of sales increased for the three months ended January 30, 2010, due to the inability to adjust direct labor and overhead costs in a timely manner.

Gross Margins (including other income).  Consolidated gross margins (including other income) increased $4.1 million, or 26.8%, to $19.4 million for the three months ended January 29, 2011, as compared to $15.3 million for the three months ended January 30, 2010.  Gross margins (including other income) as a percentage of net sales were 19.2% for the three months ended January 29, 2011, compared to 17.2% for the three months ended January 30, 2010.  Gross margins (including other income) as a percentage of sales increased in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, due to our inability to adjust direct labor and overhead costs in the third quarter of fiscal 2010, related to the cancellation of the Delphi agreement. During the third quarter of fiscal 2011, the gross margins (including other income) were favorably impacted by increased sales and margins, in Asia and North America, but were negatively impacted by a certain vendor's production and delivery issues in North America and manufacturing efficiencies due to multiple product launches at our Malta facility.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the third quarter of fiscal 2010, we recorded a total restructuring charge of $0.6 million, which consisted of $0.6 million for employee severance, $0.2 million for other costs, offset by a gain on the sale of assets of $0.2 million.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $1.6 million, or 9.4%, to $15.5 million for the three months ended January 29, 2011, compared to $17.1 million for the three months ended January 30, 2010.  The third quarter of fiscal 2011 includes a reversal of expense of $1.7 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy. We recorded an expense of $3.8 million during the second quarter of fiscal 2011, however, the litigation was subsequently settled for $2.1 million, causing the reversal of expense of $1.7 million. See Overview section for more information regarding this matter. Stock option and stock award amortization increased by $1.2 million to $1.4 million in the third quarter of fiscal 2011, compared to $0.2 million in the third quarter of fiscal 2010. In addition, other selling and marketing expenses increased in our North American and Asian automotive businesses, partially offset by lower legal expenses related to the Delphi patent and supply agreement litigation in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.  The Delphi litigation expenses decreased $1.2 million, to $1.2 million in the third quarter of fiscal 2011, compared to $2.4 million in the third quarter of fiscal 2010. Selling and administrative expenses as a percentage of net sales decreased to 15.3% for the three months ended January 29, 2011 from 19.2% for the three months ended January 30, 2010.

Interest (Income)/Expense, Net.  Interest (income)/expense, net was an expense of $0.1 million for the three months ended January 29, 2011, compared to income of $0.1 million for the three months ended January 30, 2010.  Interest income was $0.1 million for the three months ended January 29, 2011, compared to $0.2 million for the three months ended January 30, 2010.  Interest expense was $0.2 million for the three months ended January 29, 2011, compared to $0.1 million for the three months ended January 30, 2010. The increase in interest expense relates to borrowings against our credit facility during the third quarter of fiscal 2011.

Other Income, Net.  Other income, net increased $0.2 million to $0.5 million for the three months ended January 29, 2011, as compared to $0.3 million for the three months ended January 30, 2010.  All amounts for both the third quarter of fiscal 2011 and the third quarter of fiscal 2010 relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax (Benefit)/Expense.  Income tax expense decreased by $3.8 million to a benefit of $1.5 million for the three months ended January 29, 2011, compared to an expense of $2.3 million for the three months ended January 30, 2010.  The benefit of $1.5 million for the third quarter of fiscal 2011 includes a benefit of $2.8 million recorded related to the expiration of uncertain tax positions and interest from prior periods, partially offset by income taxes for foreign profits of $1.2 million. The $2.3 million for the three months ended January 30, 2010, includes taxes on foreign profits of $0.6 million, book to income tax return adjustments of $2.8 million and other adjustments of $1.6 million. In addition, a benefit of $2.7 million was recorded due to the settlement of uncertain tax positions and related interest from prior periods.

Net Income/(Loss) Attributable to Methode Electronics, Inc.   Net income/(loss) attributable to Methode Electronics, Inc. increased $10.4 million to income of $5.9 million for the three months ended January 29, 2011, compared to a loss of $4.5 million for the three months ended January 30, 2010.  The increase is primarily due to higher sales and gross margins (including other income), the decrease in tax expense, the Blue Angel unsecured claims expense reversal, partially offset by costs related to a certain vendor's production and delivery issues and higher stock option and stock award amortization expense in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$52.4	$43.6	$8.8	20.2%
Other income	0.8	0.9	(0.1)	(11.1)%
	53.2	44.5	8.7	19.6%

Cost of products sold	44.2	41.0	3.2	7.8%

Gross margins (including other income)	9.0	3.5	5.5	157.1%

Restructuring	—	0.4	(0.4)	N/M
Selling and administrative expenses	4.2	4.5	(0.3)	(6.7)%
Other income, net	(0.5)	(0.5)	—	N/M
Income/(loss) before income taxes	$5.3	$(0.9)	$6.2	N/M

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Other income	1.5%	2.1%
Cost of products sold	84.4%	94.0%
Gross margins (including other income)	17.2%	8.0%
Restructuring	—%	0.9%
Selling and administrative expenses	8.0%	10.3%
Other income, net	(1.0)%	(1.1)%
Income/(loss) before income taxes	10.1%	(2.1)%

Net Sales.  Automotive segment net sales increased $8.8 million, or 20.2%, to $52.4 million for the three months ended January 29, 2011, from $43.6 million for the three months ended January 30, 2010.  Net sales increased in Asia and North America by 66.8% and 82.8%, respectively, however, net sales from Europe declined by 8.3% in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.  The increase in Asia is primarily due to increased sales for the transmission lead-frame and steering angle sensor products and the increase in North America is primarily due to sales from our Ford Center Console Program, which began shipping during the first quarter of fiscal 2011. The decrease in Europe is primarily due to weaker sales for certain products going end of life for a certain OEM. Translation of foreign operations net sales for the three months ended January 29, 2011 decreased reported net sales by $1.4 million, or 2.6%, due to average currency rates in the third quarter of fiscal 2011, compared to the average currency rates in the third quarter of fiscal 2010.

Other Income.  Other income decreased $0.1 million, or 11.1%, to $0.8 million for the three months ended January 29, 2011, compared to $0.9 million for the three months ended January 30, 2010.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Automotive segment cost of products sold increased $3.2 million, or 7.8%, to $44.2 million for the three months ended January 29, 2011, from $41.0 million for the three months ended January 30, 2010.  The Automotive segment cost of products sold as a percentage of sales were 84.4% in the third quarter of fiscal 2011, compared to 94.0% in the third quarter of fiscal 2010.  The third quarter of fiscal 2011 includes $1.3 million in additional costs due to a certain vendor's production and delivery issues for new products that began ramping up since the first quarter. In addition, we experienced increased costs at our Malta facility due to manufacturing inefficiencies caused by multiple product launches during the third quarter of fiscal 2011. The increase in costs of products sold is more than offset by higher sales volumes and cost improvements in Asia. Due to the cancellation of the Delphi supply agreement in September 2010, cost of products sold as a percentage of sales increased for the three months ended January 30, 2010, due to the inability to adjust direct labor and overhead costs in a timely manner.

Gross Margins (including other income).  Automotive segment gross margins (including other income) increased $5.5 million, or 157.1%, to $9.0 million for the three months ended January 29, 2011, as compared to $3.5 million for the three months ended January 30, 2010.  The Automotive segment gross margins (including other income) as a percentage of net sales were 17.2% for the three months ended January 29, 2011, as compared to 8.0% for the three months ended January 30, 2010.  Gross margins (including other income) as a percentage of sales increased in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010, due to our inability to adjust direct labor and overhead costs related to the cancellation of the Delphi agreement in the third quarter of fiscal 2010. The gross margins (including other income) were negatively impacted in the third quarter of fiscal 2011 due to manufacturing inefficiencies due to multiple product launches in our Malta facility, costs related to a certain vendor's production and delivery issues in North America, more than offset by higher sales volumes and gross margins (including other income) in Asia.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the third quarter of fiscal 2010, we recorded a total restructuring charge of $0.4 million, which consisted of $0.5 million for employee severance, $0.1 million for other costs, offset by a gain on the sale of assets of $0.2 million.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 6.7%, to $4.2 million for the three months ended January 29, 2011, compared to $4.5 million for the three months ended January 30, 2010.  The third quarter of fiscal 2011 includes a reversal of expense of $1.7 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy. We recorded an expense of $3.8 million during the second quarter of fiscal 2011, however, the litigation was subsequently settled for $2.1 million, causing the reversal of expense of $1.7 million. See Overview section for more information regarding this matter. Other selling and marketing expenses increased in our North American and Asian automotive businesses, partially offset by lower legal expenses related to the Delphi patent and supply agreement litigation in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.  The Delphi litigation expenses decreased $1.2 million, to $1.2 million in the third quarter of fiscal 2011, compared to $2.4 million in the third quarter of fiscal 2010. Selling and administrative expenses as a percentage of net sales were 8.0% for the three months ended January 29, 2011 and 10.3% for the three months ended January 30, 2010.

Other Income, Net.  Other income, net was $0.5 million for both the three months ended January 29, 2011 and January 30, 2010.  All amounts for both the third quarter of fiscal 2011 and the third quarter of fiscal 2010 relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income/(Loss) Before Income Taxes.  Automotive segment income/(loss) before income taxes increased $6.2 million, to income of $5.3 million for the three months ended January 29, 2011, compared to a loss of $0.9 million for the three months ended January 30, 2010 due to increased net sales and gross margins (including other income), the expense reversal related to Blue Angel LLC, no restructuring charges, lower legal expenses related to the Delphi litigation, partially offset by increased manufacturing costs, costs for new product development, higher selling and marketing expenses for the three months ended January 29, 2011, compared to the three months ended January 30, 2010.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$32.6	$33.8	$(1.2)	(3.6)%
Other income	—	0.1	(0.1)	N/M
	32.6	33.9	(1.3)	(3.8)%

Cost of products sold	23.3	24.4	(1.1)	(4.5)%

Gross margins (including other income)	9.3	9.5	(0.2)	(2.1)%

Restructuring	—	0.1	(0.1)	N/M
Selling and administrative expenses	5.2	5.7	(0.5)	(8.8)%
Interest income, net	—	(0.1)	0.1	N/M
Other (income)/expense, net	(0.1)	0.3	(0.4)	N/M
Income before income taxes	4.2	3.5	0.7	20.0%

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Other income	—%	0.3%
Cost of products sold	71.5%	72.2%
Gross margins (including other income)	28.5%	28.1%
Restructuring	—%	0.3%
Selling and administrative expenses	16.0%	16.9%
Interest income, net	—%	(0.3)%
Other (income)/expense, net	(0.3)%	0.9%
Income before income taxes	12.9%	10.4%

Net Sales.  Interconnect segment net sales decreased $1.2 million, or 3.6%, to $32.6 million for the three months ended January 29, 2011, from $33.8 million for the three months ended January 30, 2010.  Net sales decreased 35.0% and 1.1% in Asia and North America, respectively, but increased by 14.0% in Europe in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010. The decrease in Asia relates to lower sales for legacy products due to the planned exit of this business in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010. North America net sales included increases in data and remote control devices, which was more than offset by lower sales for our data center solutions and white goods products in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010. European net sales increased due to stronger sales in our radio remote control devices in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Other Income.  Other income was zero for the three months ended January 29, 2011, compared to $0.1 million for the three months ended January 30, 2010.  Other income consisted primarily of earnings from engineering design fees and royalties.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $1.1 million, or 4.5%, to $23.3 million for the three months ended January 29, 2011, compared to $24.4 million for the three months ended January 30, 2010.  Interconnect segment cost of products sold as a percentage of net sales decreased to 71.5% for the three months ended January 29, 2011, compared to 72.2% for the three months ended January 30, 2010.  The decrease is primarily due to favorable sales mix within the segment, partially offset by lower sales volumes in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) decreased $0.2 million, or 2.1%, to $9.3 million for the three months ended January 29, 2011, compared to $9.5 million for the three months ended January 30, 2010.  Gross margins (including other income) as a percentage of net sales increased to 28.5% for the three months ended January 29, 2011, from 28.1% for the three months ended January 30, 2010.  The increase in gross margins (including other income) as a percentage of net sales primarily relates a favorable sales mix within the segment, partially offset by lower other income and sales volumes in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the third quarter of fiscal 2010, we recorded a total restructuring charge of $0.1 million related to other costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 8.8%, to $5.2 million for the three months ended January 29, 2011, compared to $5.7 million for the three months ended January 30, 2010.  Selling and administrative expenses decreased due to lower commissions in our Asian businesses in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 16.0% for the three months ended January 29, 2011, from 16.9% for the three months ended January 30, 2010.

Interest Income, Net.  Interest income, net was zero for the three months ended January 29, 2011, compared to $0.1 million for the three months ended January 30, 2010.

Other (Income)/Expense, Net.  Other (income)/expense, net was income of $0.1 million for the three months ended January 29, 2011, compared to an expense of $0.3 million for the three months ended January 30, 2010.  All amounts for both the third quarter of fiscal 2011 and the third quarter of fiscal 2010 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Czech koruna, Euro, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Interconnect segment income before income taxes increased $0.7 million, or 20.0%, to $4.2 million for the three months ended January 29, 2011, compared to $3.5 million for the three months ended January 30, 2010 due to no restructuring expenses, lower commissions expense and favorable exchange rate fluctuations, partially offset by lower sales and gross margins (including other income) in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$13.0	$9.6	$3.4	35.4%

Cost of products sold	10.2	7.0	3.2	45.7%

Gross margins	2.8	2.6	0.2	7.7%

Restructuring	—	0.1	(0.1)	N/M
Selling and administrative expenses	1.8	1.4	0.4	28.6%
Other expense, net	0.1	—	0.1	N/M
Income before income taxes	$0.9	$1.1	$(0.2)	(18.2)%

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	78.5%	72.9%
Gross margins	21.5%	27.1%
Restructuring	—%	1.0%
Selling and administrative expenses	13.8%	14.6%
Other expense, net	0.8%	—%
Income before income taxes	6.9%	11.5%

Net Sales.  Power Products segment net sales increased $3.4 million, or 35.4%, to $13.0 million for the three months ended January 29, 2011, compared to $9.6 million for the three months ended January 30, 2010.  Net sales increased in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010 by 19.9% in North America and by 69.6% in Asia.  The increase was driven by higher demand for our busbar products in Asia, as well as higher demand for our flexible cabling and heat sink products in North America.  We also began selling busbar products in Europe, which accounted for $0.4 million in net sales in the third quarter of fiscal 2011, compared to no sales in the third quarter of fiscal 2010.

Cost of Products Sold.  Power Products segment cost of products sold increased $3.2 million, or 45.7%, to $10.2 million for the three months ended January 29, 2011, compared to $7.0 million for the three months ended January 30, 2010.  The Power Products segment cost of products sold as a percentage of sales increased to 78.5% for the three months ended January 29, 2011, from 72.9% for the three months ended January 30, 2010.  The increase in cost of products sold as a percentage of sales is due to increased costs for the product development, including $0.7 million for an on board charger for an electric truck in North America, partially offset by lower costs in our Asian busbar business as well as our cabling business in the U.S. in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins increased $0.2 million, or 7.7%, to $2.8 million for the three months ended January 29, 2011, compared to $2.6 million for the three months ended January 30, 2010.  Gross margins as a percentage of net sales decreased to 21.5% for the three months ended January 29, 2011 from 27.1% for the three months ended January 30, 2010.  The decrease in gross margins as a percentage of sales is due to increased costs due to new product development in North America, partially offset by lower costs in our Asian busbar business as well as our cabling business in the U.S. in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the third quarter of fiscal 2010, we recorded a restructuring charge of $0.1 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.4 million, or 28.6%, to $1.8 million for the three months ended January 29, 2011, compared to $1.4 million for the three months ended January 30,

2010. The increase is primarily due to increased investment in new product development in North America. Selling and administrative expenses as a percentage of net sales decreased to 13.8% for the three months ended January 29, 2011 from 14.6% for the three months ended January 30, 2010.

Other Expense, Net.  Other expense, net was $0.1 million for the three months ended January 29, 2011, compared to zero for the three months ended January 30, 2010.

Income Before Income Taxes.  Power Products income before income taxes decreased $0.2 million, or 18.2%, to $0.9 million for the three months ended January 29, 2011, compared to $1.1 million for the three months ended January 30, 2010, due to increased expenses for new product development, unfavorable currency rate fluctuations, partially offset by higher net sales and gross margins and no restructuring charges in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$3.3	$2.1	$1.2	57.1%

Cost of products sold	3.2	2.3	0.9	39.1%

Gross margins	0.1	(0.2)	0.3	N/M

Selling and administrative expenses	0.7	0.8	(0.1)	(12.5)%
Loss before income taxes	$(0.6)	$(1.0)	$0.4	(40.0)%

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	97.0%	109.5%
Gross margins	3.0%	(9.5)%
Selling and administrative expenses	21.2%	38.1%
Loss before income taxes	(18.2)%	(47.6)%

Net Sales.  The Other segment net sales increased $1.2 million, or 57.1%, to $3.3 million for the three months ended January 29, 2011, compared to $2.1 million for the three months ended January 30, 2010.  Net sales from our torque-sensing business increased 207.5% in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.  Net sales from our testing facilities decreased 5.5% in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Cost of Products Sold.  Other segment cost of products sold increased $0.9 million to $3.2 million for the three months ended January 29, 2011, compared to $2.3 million for the three months ended January 30, 2010. Cost of products sold as a percentage of sales decreased to 97.0% in the third quarter of fiscal 2011, compared to 109.5% in the third quarter of fiscal 2010.

Gross Margins.  The Other segment gross margins increased $0.3 million, to $0.1 million for the three months ended January 29, 2011, compared to a loss of $0.2 million for the three months ended January 30, 2010.  The increase is due to the increased net sales in our torque-sensing business in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 12.5%, to $0.7 million for the three months ended January 29, 2011, compared to $0.8 million for the three months ended January 30, 2010.  Selling and administrative expenses as a percentage of net sales decreased to 21.2% for the three months ended January 29, 2011, from 38.1% for the three months ended January 30, 2010.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $0.4 million, or 40.0%, to $0.6 million for the three months ended January 29, 2011, compared to $1.0 million for the three months ended January 30, 2010.  The loss decreased due to higher sales and gross profit from our torque sensing business as well as lower selling and administrative expenses in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010.

Results of Operations for the Nine Months Ended January 29, 2011 as Compared to the Nine Months Ended January 30, 2010

Consolidated Results

Below is a table summarizing results for the nine months ended:
(in millions)
(“N/M” equals not meaningful)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$306.2	$277.4	$28.8	10.4%
Other income	2.6	3.6	(1.0)	(27.8)%
	308.8	281.0	27.8	9.9%

Cost of products sold	245.5	223.6	21.9	9.8%

Gross margins (including other income)	63.3	57.4	5.9	10.3%

Restructuring	—	7.3	(7.3)	N/M
Selling and administrative expenses	53.2	49.4	3.8	7.7%
Interest expense, net	0.2	0.1	0.1	100.0%
Other expense, net	0.7	—	0.7	N/M
Income tax (benefit)/expense	(0.1)	2.8	(2.9)	(103.6)%
Net income/(loss) attributable to noncontrolling interest	(0.1)	0.2	(0.3)	N/M
Net income/(loss) attributable to Methode Electronics, Inc.	$9.4	$(2.4)	$11.8	N/M

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Other income	0.8%	1.3%
Cost of products sold	80.2%	80.6%
Gross margins (including other income)	20.7%	20.7%
Restructuring	—%	2.6%
Selling and administrative expenses	17.4%	17.8%
Interest expense, net	0.1%	0.0%
Other expense, net	0.2%	—%
Income tax (benefit)/expense	0.0%	1.0%
Net income/(loss) attributable to noncontrolling interest	0.0%	0.1%
Net income/(loss) attributable to Methode Electronics, Inc.	3.1%	(0.9)%

Net Sales.  Consolidated net sales increased $28.8 million, or 10.4%, to $306.2 million for the nine months ended January 29, 2011, from $277.4 million for the nine months ended January 30, 2010.  Net sales benefited by $1.7 million for the nine months ended January 30, 2010, related to a one-time reversal of pricing contingencies which were accrued over several years and were no longer required.  The Automotive segment net sales increased $4.9 million, or 3.2%, to $156.5 million for the first nine months of fiscal 2011, from $151.6 million for the first nine months of fiscal 2010.  The Interconnect segment net sales increased $15.2 million, or 17.2%, to $103.7 million for the first nine months of fiscal 2011, compared to $88.5 million for the first nine months of fiscal 2010.  The Power Products segment net sales increased $6.4 million, or 21.3%, to $36.5 million for the first nine months of fiscal 2011, as compared to $30.1 million for the first nine months of fiscal 2010.  The Other segment net sales increased $2.2 million, or 30.6%, to $9.4 million for the first nine months of fiscal 2011, as compared to $7.2 million for the first nine months of fiscal 2010.  Translation of foreign operations net sales for the nine months ended January 29, 2011 decreased reported net sales by $5.0 million or 1.6% due to average currency rates in the first nine months of fiscal 2011, compared to the average currency rates in the first nine months of fiscal 2010.

Other Income.  Other income decreased $1.0 million, or 27.8%, to $2.6 million for the nine months ended January 29, 2011, from $3.6 million for nine months ended January 30, 2010.  Other income consisted primarily of earnings from engineering design fees and royalties.  The decrease relates to lower engineering design fees from our European automotive market.

Cost of Products Sold.  Consolidated cost of products sold increased $21.9 million, or 9.8%, to $245.5 million for the nine months ended January 29, 2011, compared to $223.6 million for the nine months ended January 30, 2010.  Consolidated cost of products sold as a percentage of sales were 80.2% in the first nine months of fiscal 2011, compared to 80.6% in the first nine months of fiscal 2010.  During the first nine months of fiscal 2011, we recorded a negotiated program termination charge of $1.3 million for certain products manufactured in our Malta facility and $0.4 million for customer cancellation of certain products manufactured in our U.S. facility.  In addition, we incurred $2.0 million in additional costs due to a certain vendor's production and delivery issues for new products that began ramping up production during the first nine months of fiscal 2011.  The increases were more than offset by cost efficiencies experienced in our Asian businesses, higher sales volumes as well as a change in sales mix within the Interconnect segment in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010. Included in the cost of products sold for the nine months ended January 30, 2010 is $0.7 million of asset write-downs related to the termination of the Delphi supply agreement.

Gross Margins (including other income).  Consolidated gross margins (including other income) increased $5.9 million, or 10.3%, to $63.3 million for the nine months ended January 29, 2011, as compared to $57.4 million for the nine months ended January 30, 2010.  Gross margins (including other income) as a percentage of net sales were 20.7% for both the nine months ended January 29, 2011 and January 30, 2010.  Gross margins (including other income) as a percentage of sales declined due to loss of the Delphi business, the one-time reversal of pricing contingencies in the first nine months of fiscal 2010, the customer negotiated program cancellation and other customer cancellation charges, lower other income and costs due to a certain vendor's production and delivery issues, but were more than offset by higher sales volumes, a favorable change in sales mix within the Interconnect segment and cost efficiencies from our Asian businesses, in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first nine months of fiscal 2010, we recorded a total restructuring charge of $7.3 million, which consisted of $4.1 million for employee severance, $1.4 million for accelerated depreciation and $1.8 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $3.8 million, or 7.7%, to $53.2 million for the nine months ended January 29, 2011, compared to $49.4 million for the nine months ended January 30, 2010.  During the first nine months of fiscal 2011, we recorded an expense of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  Stock option and stock award amortization increased by $1.2 million, to $1.9 million in the first nine months of fiscal 2011, compared to $0.7 million in the first nine months of fiscal 2010. Delphi litigation expenses decreased $0.8 million, to $3.5 million for the nine months ended January 29, 2011, compared to $4.3 million for the nine months ended January 30, 2010. Selling and marketing expenses increased in our North American and Asian automotive businesses, partially offset by lower commissions and professional fees in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.  Selling and administrative expenses as a percentage of net sales were 17.4% for the nine months ended January 29, 2011 and 17.8% for the nine months ended January 30, 2010.

Interest Expense, Net.  Interest expense, net increased $0.1 million, to $0.2 million for the nine months ended January 29, 2011, compared to $0.1 million for the nine months ended January 30, 2010.  Interest income was $0.4 million for the nine months ended January 29, 2011, compared to $0.3 million for the nine months ended January 30, 2010.  Interest expense was $0.6 million for the nine months ended January 29, 2011, compared to $0.4 million for the nine months ended January 30, 2010. The increase in interest expense relates to borrowings against our credit facility during the first nine months of fiscal 2011.

Other Expense, Net.  Other expense, net was $0.7 million for the nine months ended January 29, 2011, compared to zero for the nine months ended January 30, 2010.  The first nine months of fiscal 2011 included income of $1.2 million for life insurance polices in connection with the deferred compensation plan.  The first nine months of fiscal 2010 included income of

$0.6 million related to an enhanced cash fund, as well as income of $0.4 million for life insurance polices in connection with the deferred compensation plan.  All other amounts for both the nine months ended January 29, 2011 and January 30, 2010, relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense decreased by $2.9 million to a benefit of $0.1 million for the nine months ended January 29, 2011, compared to an expense of $2.8 million for the nine months ended January 30, 2010.  The first nine months of fiscal 2011 includes a benefit of $2.8 million related to the expiration of uncertain tax positions and interest from prior periods, partially offset by income taxes for foreign profits of $2.5 million. The first nine months of fiscal 2010 includes taxes on foreign profits of $1.1 million, book to income tax return adjustments of $2.8 million and other adjustments of $1.6 million. In addition, a benefit of $2.7 million was recorded due to the settlement of uncertain tax positions and related interest from prior periods.

Net Income/(Loss) Attributable to Methode Electronics, Inc.   Net income/(loss) attributable to Methode Electronics, Inc. increased $11.8 million to $9.4 million for the nine months ended January 29, 2011, compared to a loss of $2.4 million for the nine months ended January 30, 2010.  The increase is primarily due to no restructuring expenses, higher net sales and gross margins, the decrease in net tax expense, gain from life insurance policy, partially offset by the Blue Angel unsecured claims charge, the one-time reversal of pricing contingencies in the first nine months of fiscal 2010, customer negotiated cancellation and other customer cancellation costs, higher stock option and stock award amortization expense, costs related to a certain vendor's production and delivery issues, higher development, and selling and marketing expenses in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)
(“N/M” equals not meaningful)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$156.5	$151.6	$4.9	3.2%
Other income	2.5	3.2	(0.7)	(21.9)%
	159.0	154.8	4.2	2.7%

Cost of products sold	129.7	127.3	2.4	1.9%

Gross margins (including other income)	29.3	27.5	1.8	6.5%

Restructuring	—	5.4	(5.4)	N/M
Selling and administrative expenses	20.0	14.9	5.1	34.2%
Interest income, net	(0.2)	—	(0.2)	N/M
Other expense, net	1.3	0.7	0.6	85.7%
Income before income taxes	$8.2	$6.5	$1.7	26.2%

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Other income	1.6%	2.1%
Cost of products sold	82.9%	84.0%
Gross margins (including other income)	18.7%	18.1%
Restructuring	—%	3.6%
Selling and administrative expenses	12.8%	9.8%
Interest income, net	(0.1)%	—%
Other expense, net	0.8%	0.5%
Income before income taxes	5.2%	4.3%

Net Sales.  Automotive segment net sales increased $4.9 million, or 3.2%, to $156.5 million for the nine months ended January 29, 2011, from $151.6 million for the nine months ended January 30, 2010.  Net sales benefited by $1.7 million for the nine months ended January 30, 2010, related to a one-time reversal of pricing contingencies which were accrued over several years and were no longer required.  There were no sales to Delphi Corporation in the first nine months of fiscal 2011, as compared to net sales of $14.1 million in the first nine months of fiscal 2010 due to the cancellation of the supply agreement on September 10, 2009.  Net sales increased in Asia and Europe by 148.6% and 1.8%, respectively, however, net sales from North America declined by 59.0% in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.  Net sales also declined in North America by $11.4 million due to the planned transfer of production from our U.S. facility to our facility in Shanghai, China in the third quarter of fiscal 2010 as well as by $10.2 million due to the termination of production of certain Ford legacy products at our Reynosa, Mexico facility at the end of the second quarter of fiscal 2010.  The North America automotive sales increased by $12.4 million for the first nine months of fiscal 2011 due to the Ford Center Console Program, launched at the end of the first quarter. Translation of foreign operations net sales in the nine months ended January 29, 2011 decreased reported net sales by $4.9 million, or 3.0%, due to average currency rates in the first nine months of fiscal 2011, compared to the average currency rates in the first nine months of fiscal 2010.

Other Income.  Other income decreased $0.7 million, or 21.9%, to $2.5 million for the nine months ended January 29, 2011, from $3.2 million for nine months ended January 30, 2010.  Other income consisted primarily of earnings from engineering design fees and royalties.  The decrease relates to lower engineering design fees in our European automotive business.

Cost of Products Sold.  Automotive segment cost of products sold increased $2.4 million, or 1.9%, to $129.7 million for the nine months ended January 29, 2011, from $127.3 million for the nine months ended January 30, 2010.  The first nine months of fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.  In addition, we incurred $2.0 million in additional costs due to a certain vendor's production and delivery issues for new products that began ramping up production during the second quarter of fiscal 2011.  The Automotive segment cost of products sold as a percentage of sales were 82.9% in the first nine months of fiscal 2011, compared to 84.0% in the first nine months of fiscal 2010.  The decrease in cost of products sold as a percentage of sales were primarily due to higher sales volumes and improvements in cost of products sold in Asia, partially offset by the loss of the Delphi business, customer program cancellation charges and costs related to a certain vendor's production and delivery issues, partially offset by higher sales volumes and improvements in cost of products sold in Asia.  The increasing costs of products sold as a percentage of sales in North America primarily relates to the development of new products which are expected to begin shipping in future periods. Included in the cost of products sold for the nine months ended January 30, 2010 is $0.7 million of asset write-downs relating to the termination of the Delphi supply agreement.

Gross Margins (including other income).  Automotive segment gross margins (including other income) increased $1.8 million, or 6.5%, to $29.3 million for the nine months ended January 29, 2011, as compared to $27.5 million for the nine months ended January 30, 2010.  The Automotive segment gross margins (including other income) as a percentage of net sales were 18.7% for the nine months ended January 29, 2011, as compared to 18.1% for the nine months ended January 30, 2010.  Gross margins (including other income) as a percentage of sales increased in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010, due to higher sales volumes and cost efficiencies in Asia, partially offset by the loss of the Delphi business, lower other income, increasing costs on the remaining North American business, customer program cancellation charges and costs related to a certain vendor's production and delivery issues.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first nine months of fiscal 2010, we recorded a total restructuring charge of $5.4 million, which consisted of $3.6 million for employee severance, $1.0 million for accelerated depreciation and $0.8 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.1 million, or 34.2%, to $20.0 million for the nine months ended January 29, 2011, compared to $14.9 million for the nine months ended January 30, 2010.  During the first nine months of fiscal 2011, we recorded an expense of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  Delphi litigation expenses decreased $0.8 million, to $3.5 million for the nine months ended January 29, 2011, compared to $4.3 million for the nine months ended January 30, 2010. In addition, selling and marketing expenses increased in our North American and Asian automotive businesses primarily due to new product development efforts in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.  Selling and administrative expenses as a percentage of net sales were 12.8% for the nine months ended January 29, 2011 and 9.8% for the nine months ended January 30, 2010.

Interest Income, Net.  Interest income, net was $0.2 million for the nine months ended January 29, 2011, compared to zero for the nine months ended January 30, 2010.

Other Expense, Net.  Other expense, net increased $0.6 million, or 85.7%, to $1.3 million for the nine months ended January 29, 2011, compared to $0.7 million for the nine months ended January 30, 2010.  All amounts for both the first nine months of fiscal 2011 and the first nine months of fiscal 2010 relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro and the Mexican peso.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Automotive segment income before income taxes increased $1.7 million or 26.2%, to $8.2 million for the nine months ended January 29, 2011, compared to $6.5 million for the nine months ended January 30, 2010 due to no restructuring charges, higher sales and gross margins (including other income), partially offset by the Blue Angel unsecured claims charge, higher currency translation expenses, the one-time reversal of pricing contingencies in the first nine months of fiscal 2010, higher selling and marketing expenses, increased development cost in North American, and negotiated program termination costs in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Interconnect Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)
(“N/M” equals not meaningful)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$103.7	$88.5	$15.2	17.2%
Other income	0.2	0.1	0.1	100.0%
	103.9	88.6	15.3	17.3%

Cost of products sold	73.8	65.6	8.2	12.5%

Gross margins (including other income)	30.1	23.0	7.1	30.9%

Restructuring	—	1.5	(1.5)	N/M
Selling and administrative expenses	16.1	16.1	—	—%
Interest income	(0.1)	(0.1)	—	—%
Other expense, net	0.4	0.3	0.1	33.3%
Income before income taxes	$13.7	$5.2	$8.5	163.5%

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Other income	0.2%	0.1%
Cost of products sold	71.2%	74.1%
Gross margins (including other income)	29.0%	26.0%
Restructuring	—%	1.7%
Selling and administrative expenses	15.5%	18.2%
Interest income	(0.1)%	(0.1)%
Other expense, net	0.4%	0.3%
Income before income taxes	13.2%	5.9%

Net Sales.  Interconnect segment net sales increased $15.2 million, or 17.2%, to $103.7 million for the nine months ended January 29, 2011, from $88.5 million for the nine months ended January 30, 2010.  Net sales increased 19.2% and 30.1% in North America and Europe, respectively, however, net sales declined in Asia by 7.9% in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.  The increase in North America is due to increased sales for our data, sensor and radio remote control devices and the increase in Europe is due to increased sales for radio remote control devices. The decrease in Asia relates to lower sales for legacy products due to the planned exit of this business in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010. Translation of foreign operations net sales in the nine months ended January 29, 2011 decreased reported net sales by $0.1 million, due to average currency rates in the first nine months of fiscal 2011, compared to the average currency rates in the first nine months of fiscal 2010.

Other Income.  Other income increased $0.1 million to $0.2 million for the nine months ended January 29, 2011, compared to $0.1 million for the nine months ended January 30, 2010.

Cost of Products Sold.  Interconnect segment cost of products sold increased $8.2 million, or 12.5%, to $73.8 million for the nine months ended January 29, 2011, compared to $65.6 million for the nine months ended January 30, 2010.  Interconnect segment cost of products sold as a percentage of net sales decreased to 71.2% for the nine months ended January 29, 2011, compared to 74.1% for the nine months ended January 30, 2010.  The decrease is primarily due to a favorable change in sales mix within the segment as well as the overall increase in net sales in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Gross Margins (including other income).  Interconnect segment gross margins (including other income) increased $7.1 million, or 30.9%, to $30.1 million for the nine months ended January 29, 2011, as compared to $23.0 million for the nine months ended January 30, 2010.  Gross margins (including other income) as a percentage of net sales increased to 29.0% for the nine months ended January 29, 2011, from 26.0% for the nine months ended January 30, 2010.  The increase in gross margins (including other income) as a percentage of net sales primarily relates to higher sales volumes as well as a favorable change in sales mix within the segment in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first nine months of fiscal 2010, we recorded a total restructuring charge of $1.5 million, which consisted of $0.4 million for employee severance, $0.1 million for accelerated depreciation and $1.0 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses were $16.1 million for both the nine months ended January 29, 2011 and January 30, 2010.  Selling and administrative expenses as a percentage of net sales decreased to 15.5%, due to higher sales volumes, in the nine months ended January 29, 2011, from 18.2% for the nine months ended January 30, 2010.

Interest Income, Net.  Interest income, net was $0.1 million for both the nine months ended January 29, 2011 and January 30, 2010.

Other Expense, Net.  Other expense, net was $0.4 million for the nine months ended January 29, 2011, compared to $0.3 million for the nine months ended January 30, 2010.  The increase is primarily due to the weakening U.S. dollar against the euro in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.  The functional currencies of these operations are the British pound, Czech koruna, Euro, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Interconnect segment income before income taxes increased $8.5, million to $13.7 million for the nine months ended January 29, 2011, compared to $5.2 million for the nine months ended January 30, 2010, due to increased net sales and gross margins (including other income), no restructuring expenses, slightly offset by higher currency translation expense in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Power Products Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$36.5	$30.1	$6.4	21.3%
Other income	—	0.1	(0.1)	N/M
	36.5	30.2	6.3	20.9%

Cost of products sold	29.0	23.1	5.9	25.5%

Gross margins (including other income)	7.5	7.1	0.4	5.6%

Restructuring	—	0.5	(0.5)	N/M
Selling and administrative expenses	4.8	4.3	0.5	11.6%
Other expense, net	0.2	—	0.2	N/M
Income before income taxes	$2.5	$2.3	$0.2	8.7%

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Other income	—%	0.3%
Cost of products sold	79.5%	76.7%
Gross margins (including other income)	20.5%	23.6%
Restructuring	—%	1.7%
Selling and administrative expenses	13.2%	14.3%
Other expense, net	0.5%	—%
Income before income taxes	6.8%	7.6%

Net Sales.  Power Products segment net sales increased $6.4 million, or 21.3%, to $36.5 million for the nine months ended January 29, 2011, compared to $30.1 million for the nine months ended January 30, 2010.  Net sales have increased in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010 by 0.6% in North America and net sales increased by 75.1% in Asia.  The increase in Asia was due to an increased demand for our busbar products. In North America, higher demand for our flexible cabling was offset with lower demand for our busbar products.  We also began selling busbar products in Europe in the first nine months of fiscal 2011, which accounted for $1.6 million in net sales, compared to no net sales in the first nine months of fiscal 2010.

Cost of Products Sold.  Power Products segment cost of products sold increased $5.9 million, or 25.5%, to $29.0 million for the nine months ended January 29, 2011, compared to $23.1 million for the nine months ended January 30, 2010.  The Power Products segment cost of products sold as a percentage of sales increased to 79.5% for the nine months ended January 29, 2011, from 76.7% for the nine months ended January 30, 2010.  The first nine months of fiscal 2011 includes an inventory and equipment charge of $0.4 million, relating to the customer cancellation of certain products manufactured in the U.S..  The increase in the cost of products sold as a percentage of sales is primarily due to the customer cancellation charge as well as increased costs due to new product development, partially offset with lower costs in our Asian business.

Gross Margins (including other income).  Power Products segment gross margins (including other income) increased $0.4 million, or 5.6%, to $7.5 million for the nine months ended January 29, 2011, compared to $7.1 million for the nine months ended January 30, 2010.  Gross margins (including other income) as a percentage of net sales decreased to 20.5% for the nine months ended January 29, 2011 from 23.6% for the nine months ended January 30, 2010.  The decrease in gross margins (including other income) as a percentage of sales is primarily due to the customer cancellation charge as well as increased costs due to new product development, partially offset with lower costs in our Asian business.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During the first nine months of fiscal 2010, we recorded a restructuring  charge of $0.5 million, which consisted of $0.1 million for employee severance and $0.4 million relating to other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.5 million, or 11.6%, to $4.8 million for the nine months ended January 29, 2011, compared to $4.3 million for the nine months ended January 30, 2010.  Selling and administrative expenses increased due to increased selling and professional fees in our U.S.-based busbar and heat sink businesses in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 13.2% in the nine months ended January 29, 2011, from 14.3% for the nine months ended January 30, 2010.

Other Expense, Net.  Other expense, net was $0.2 million for the nine months ended January 29, 2011, compared to zero for the nine months ended January 30, 2010, primarily due to the weaker U.S. dollar compared to Czech koruna.  The functional currencies of these operations are the British pound, Czech koruna, Euro, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Before Income Taxes.  Power Products income before income taxes increased $0.2 million, or 8.7%, to $2.5 million for the nine months ended January 29, 2011, compared to $2.3 million for the nine months ended January 30, 2010, due to higher net sales and gross profit, no restructuring charges, partially offset with customer cancellation charges, expenses related to new product development, higher selling and administrative expenses and higher currency exchange expenses in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Other Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 29, 2011	January 30, 2010	Net Change	Net Change
Net sales	$9.4	$7.2	$2.2	30.6%

Cost of products sold	8.9	7.2	1.7	23.6%

Gross margins	0.5	—	0.5	N/M

Selling and administrative expenses	2.1	2.3	(0.2)	(8.7)%
Loss before income taxes	$(1.6)	$(2.3)	$0.7	(30.4)%

Percent of sales:	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	94.7%	100.0%
Gross margins	5.3%	—%
Selling and administrative expenses	22.3%	31.9%
Loss before income taxes	(17.0)%	(31.9)%

Net Sales.  The Other segment net sales increased $2.2 million, or 30.6%, to $9.4 million for the nine months ended January 29, 2011, compared to $7.2 million for the nine months ended January 30, 2010.  Net sales from our torque-sensing business increased 119.8% in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.  Net sales from our testing facilities decreased 10.6% in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Cost of Products Sold.  Other segment cost of products sold increased $1.7 million to $8.9 million for the nine months ended January 29, 2011, compared to $7.2 million for the nine months ended October 31, 2009.  Cost of products sold as a percentage of sales decreased to 94.7% in the first nine months of fiscal 2011, compared to 100.0% in the first nine months of fiscal 2010.

Gross Margins.  The Other segment gross margins increased to $0.5 million for the nine months ended January 29, 2011, compared to break-even for the nine months ended January 30, 2010.  Gross margins as a percentage of sales increased to 5.3% in the first nine months of fiscal 2011, compared to zero in the first nine months of fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 8.7%, to $2.1 million for the nine months ended January 29, 2011, compared to $2.3 million for the nine months ended January 30, 2010.  Selling and administrative expenses as a percentage of net sales decreased to 22.3% for the nine months ended January 29, 2011 from 31.9% for the nine months ended January 30, 2010.

Loss Before Income Taxes.  The Other segment loss before income taxes decreased $0.7 million, or 30.4%, to $1.6 million for the nine months ended January 29, 2011, compared to $2.3 million for the nine months ended January 30, 2010, due to increased sales and gross profit and lower selling and administrative expenses.

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

On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 24, 2016. The new credit facility is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries.
We had an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which expired on January 31, 2011, required maintenance of certain financial ratios and a minimum net worth level. On January 28, 2011, we entered into an amendment to our credit agreement with our primary bank to extend the maturity date of the agreement from January 31, 2011 to February 28, 2011 in order for the parties to complete negotiation of and enter into a new credit agreement. At January 29, 2011, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2011, we had borrowings of $18.0 million and payments of $18.1 million, which includes $0.1 million of interest. As of January 29, 2011, there were no outstanding balances due against the credit facility.

Cash Flow Operating Activities

Net cash provided by operating activities increased $3.7 million to $19.6 million for the nine months ended January 29, 2011, compared to $15.9 million for the nine months ended January 30, 2010.  The increase in operating cash flow was primarily attributable to the increase in net income in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010. Our trade accounts receivable, inventory and accounts payable in aggregate used $17.5 million of cash flow during the first nine months of fiscal 2011, compared to $9.5 million of cash used for the first nine months of fiscal 2010. The increased use of cash reflects increased accounts receivable levels, partially offset by increased accounts payable levels, associated with increased business activity. In the nine months ended January 29, 2011, cash flow from operations increased by $13.1 million due to tax refunds received relating to prior periods.

Cash Flow Investing Activities

Net cash used in investing activities decreased $3.2 million to $9.0 million for the nine months ended January 29, 2011, compared to $5.8 million for the nine months ended January 30, 2010.  Purchases of property, plant and equipment was $9.8 million for the first nine months of fiscal 2011, compared to $7.8 million for the first nine months of fiscal 2010.  We invested $0.8 million in a new business in the first nine months of fiscal 2011.  In the first nine months of fiscal 2011, we received $1.5 million for life insurance proceeds in connection with the deferred compensation plan, compared to $2.4 million in the first nine months of fiscal 2010.

Cash Flow Financing Activities

Net cash used for financing activities decreased $1.2 million to $6.6 million in the first nine months of fiscal 2011, compared to $5.2 million for the first nine months of fiscal 2010.  We paid dividends of $7.7 million and $7.8 million for the first nine months of fiscal 2011 and fiscal 2010, respectively. In addition, the first nine months of fiscal 2011 included $1.1 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.8 million as of January 29, 2011 and $4.7 million as of May 1, 2010.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Czech koruna, Euro, Indian Rupee, Mexican peso, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $17.6 million at January 29, 2011 and $12.8 million at May 1, 2010.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information

On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 24, 2016. The new credit facility is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries.
The foregoing description of the Amended and Restated Credit Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Credit Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

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

Item 6.          Exhibits

Exhibit Number	Description
3.1	Form of Methode Electronics, Inc. Amended and Restated By-Laws (1)
10.1	Amended and Restated Credit Agreement dated as of February 25, 2011 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and Other Lenders Party Thereto
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)    Previously filed with Registrant's Form 8-K filed December 17, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	March 3, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Methode Electronics, Inc. Amended and Restated By-Laws (1)
10.1	Amended and Restated Credit Agreement dated as of February 25, 2011 among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent and Other Lenders Party Thereto
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)    Previously filed with Registrant's Form 8-K filed December 17, 2011, and incorporated herein by reference.