Form 10-K
period 2011-04-30
METHODE ELECTRONICS INC
filed 2011-06-30
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 30, 2010, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange was $331.6 million.
Registrant had 36,991,530 shares of common stock, $0.50 par value, outstanding as of June 30, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held September 15, 2011 are incorporated by reference into Part III.

METHODE ELECTRONICS, INC.
FORM 10-K
April 30, 2011

2

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” mean Methode Electronics, Inc. and its subsidiaries.

We are a global designer and manufacturer of electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Due to the timing of our fiscal calendar, the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009 represent 52 weeks of results.

Segments.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.

The Automotive segment supplies electronic and electromechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.

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

The Power Products segment manufactures braided flexible cables, current-carrying laminated bus devices, custom power-product assemblies, high-current low voltage flexible power cabling systems and powder coated bus bars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, inverters and battery systems, insulated gate bipolar transistor solutions, military, telecommunications, and transportation.

The Other segment includes a designer and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.

Financial results by segment are summarized in Note 14 to the consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	April 30, 2011	May 1, 2010	May 2, 2009
Automotive	52.8%	53.4%	57.2%
Interconnect	32.4%	33.3%	30.8%
Power Products	11.8%	10.8%	10.0%
Other	3.0%	2.5%	1.9%

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

Sources and Availability of Materials.  Principal materials that we purchase include coil and bar stock, die castings, ferrous and copper alloy sheets, glass, plastic molding materials, precious metals, application-specific integrated circuits, light-emitting diode (LED) displays and silicon.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We have experienced some shortages for specific electrical components in fiscal 2011, however, we have not experienced any other significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.  We experienced significant price increases in fiscal 2011 for copper, precious metals and petroleum-based raw materials.  We did not experience significant price increases in fiscal 2010 and 2009 related to those items.

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

Material Customers.  During the fiscal year ended April 30, 2011, shipments to Ford Motor Company (“Ford”) and General Motors Corporation (“GM”), or their tiered suppliers, represented 17.9% and 17.6%, respectively, of consolidated net sales.  Such shipments included a wide variety of our automotive component products.

Backlog. Our backlog of orders was approximately $82.2 million at April 30, 2011, and $59.3 million at May 1, 2010.  It is expected that most of the total backlog at April 30, 2011 will be shipped within fiscal 2012.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Senior management of our Company participates directly in the program.  Expenditures for such activities amounted to $19.5 million, $18.4 million and $22.0 million for fiscal 2011, 2010 and 2009, respectively.

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

Employees.  At April 30, 2011 and May 1, 2010, we had 2,743 and 2,315 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of April 30, 2011, our employees from our Malta and Mexico facilities, which account for about 60% of the total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

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

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of October 20, 2010.

As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and telecommunications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.   Other factors, which may result in materially different results for future periods, include the following risk factors.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report.  We undertake no duty to update any such forward-looking statements.

We depend on a small number of large customers, specifically two large automotive customers.  If we were to lose either of these customers or experienced a significant decline in the volume of products purchased by these customers, or if any of the customers declare bankruptcy, our future results could be adversely affected.

During the year ended April 30, 2011, shipments to Ford and GM, or their tiered suppliers, each represented 17.9% and 17.6% of consolidated net sales.  The contracts we have entered into with these customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by Ford or GM could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

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

Further downturns in the automotive industry or the bankruptcy of certain automotive customers could reduce the sales and profitability of our business.

Currently, approximately 53% of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns.  Any significant reduction in vehicle production by our customers would have a material adverse effect on our business.  Traditionally, in prior fiscal years, our business was moderately seasonal as our North American automotive customers historically halt operations for approximately two weeks in July for model changeovers and one to two weeks during the December holiday period.

In addition, we have significant receivable balances related to these customers that would be at risk in the event of their bankruptcy.  Due to the financial stresses within the worldwide automotive industry, certain automakers and suppliers have already declared bankruptcy or may be susceptible to bankruptcy. In the event of the bankruptcy of any of our customers with significant receivable balances, our financial condition and operating results could be adversely affected.

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

Because approximately 60% of our sales come from our international operations, our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may adversely affect us, including: fluctuations in exchange rates; political and economic instability; expropriation, or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; increases in duties and taxes; high levels of inflation or deflation; greater difficulty in collecting our accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and  communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.

We are dependent on the availability and price of materials.

We require substantial amounts of materials, including petroleum-based products, glass, copper and precious metals, application-specific integrated circuits, light-emitting diode (LED) displays, and all materials we require are purchased from outside sources. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the availability of, or price for, these materials could materially affect our results of operations and financial condition.  We experienced significant price increases in fiscal 2011 for copper, precious metals and petroleum-based raw materials.  We did not experience significant price increases in fiscal 2010 and 2009 related to those items. Recent events in the Middle East may result in significantly higher oil prices, which could result in higher prices for oil-based materials, such as resins.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects or recalls and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

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

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. In order to maintain our margins, we must continue to reduce our costs by similar amounts. Continuing pressures to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

We were awarded new North American automotive business in fiscal 2011 for programs that will not begin production until fiscal 2013. We anticipate that it will take a significant amount of our cash and resources to launch these programs.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms as well as transmission lead-frame assemblies for GM transmissions. Both programs are expected to be manufactured in our plant in Monterrey, Mexico. We anticipate that these programs will require a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the programs. We expect to begin production and generate sales on these programs in fiscal 2013. Therefore, we anticipate our cash balances may decline due to the launching of these programs without a corresponding increase in sales.

We currently have a significant amount of our cash located outside the U.S.

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. No provision has been made, except for our Ireland business, for income taxes on undistributed net income of foreign operations, as we currently expect them to be indefinitely reinvested in our foreign operations. However, if we change our position and the cash is repatriated back to the U.S., it may have an adverse affect on our U.S. federal and state taxes, by lowering our net operating loss positions or potentially creating a tax liability.

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

We have in the past, and may in the future, consider divesting certain business operations. Divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of operations in the affected business. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or result in restructuring charges.

We could suffer significant business interruptions.

Our operations and those of our suppliers may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease or failures of our management information or other systems. If a business interruption occurs, our business could be materially and adversely affected.

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

We cannot ensure that the newly acquired Eetrex business will be successful or that we can implement and profit from any new applications of the acquired technology.

We acquired 70% of Eetrex as of April 30, 2011. As a result of this acquisition, we now design and manufacture chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles. The market for these products is competitive and rapidly developing. If we do not keep pace with technological innovations in the industry, our products may not be competitive and we may not benefit from future revenue and earnings. Furthermore, while we intend to expand the

Eetrex business by integrating the technology into additional applications, we can make no guarantee that such ventures will be successful or profitable.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, including, but not limited to:

•	quarterly variations in our operating results and the operating results of other technology companies;

•	actual or anticipated announcements of technical innovations or new products by us or our competitors;

•	changes in analysts’ estimates of our financial performance or buy/sell recommendations;

•	any acquisitions or divestitures we pursue or complete;

•	general conditions in the aerospace, appliance, automotive, consumer and industrial equipment markets and communications, rail and other transportation industries; and

•	global economic and financial conditions.

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

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Carthage, Illinois	Manufacturing	Owned	261,000
Mriehel, Malta	Manufacturing	Leased	259,220
Shanghai, China	Manufacturing	Leased	55,485
McAllen, Texas	Warehousing	Leased	38,000
Monterrey, Mexico	Manufacturing	Leased	36,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Bangalore, India	Engineering Design Center	Leased	9,860
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	8,100
Burnley, England	Engineering Design Center	Leased	5,900
Sin El Fil, Lebanon	Engineering Design Center	Leased	2,300

Interconnect Segment:
Chicago, Illinois	Manufacturing	Owned	38,400
Mriehel, Malta	Manufacturing	Leased	32,500
Richardson, Texas	Manufacturing	Leased	25,700
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	24,700
Laguna, Philippines	Manufacturing	Leased	22,800
Wheaton, Illinois	Manufacturing	Leased	22,500
Shanghai, China	Manufacturing	Leased	15,000
San Jose, California	Sales and Design	Leased	7,250
Singapore	Sales and Administrative	Leased	1,250

Power Products Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Shanghai, China	Manufacturing	Leased	40,000
Mosta, Malta	Manufacturing	Leased	32,500
San Jose, California	Prototype and Design Center	Leased	7,250

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3.  Legal Proceedings

Other than as described below, as of April 30, 2011, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

In March 2010, DPH Holdings Corp. and certain of its affiliated debtors, as successors to Delphi Corporation and certain of its affiliates (“Delphi”), served the Company with a complaint seeking to recover approximately $19.7 million in alleged preference payments that Delphi made to the Company within the 90-day period preceding Delphi’s bankruptcy filing in October 2005 (the “Complaint”).  Delphi is pursuing similar preference complaints against approximately 175 other, unrelated third-parties.  The Complaint, dated September 28, 2007, was originally filed under seal with the United States Bankruptcy Court for the Southern District of New York (titled as Delphi Corporation, et al. v. Methode Electronics, Inc, Adversary Proceeding No. 07-2432) and pursuant to certain court orders, the Complaint was not unsealed and served upon the Company until March 2010.  The Company has filed a joinder to third-parties’ motions to dismiss the Delphi preference complaints based on violations of due process and other defenses connected to the unusual manner that Delphi filed and served the preference complaints.   Additionally, the Company possesses several other substantive defenses to the Complaint including, but not limited to, the affirmative defenses available under the Bankruptcy Code, statute of limitations, setoff, waiver and estoppel.   Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of our management, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	55
Chief Executive Officer of the Company since 2004. President and Director of the Company since 2001. Prior thereto Mr. Duda was Vice President-Interconnect Group since March 2000. Prior thereto Mr. Duda was with Amphenol Corporation through November 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	61
Chief Financial Officer of the Company since 2004. Vice President, Corporate Finance, of the Company since 2001. Prior thereto Mr. Koman was Assistant Vice President-Financial Analysis since December 2000. Prior thereto Mr. Koman was with Illinois Central Corporation through March 2000 as Controller since November 1997 and Treasurer since July 1991.

Thomas D. Reynolds	48
Chief Operating Officer, of the Company since June 2010. Senior Vice President, Worldwide Automotive Operations, of the Company since 2006. Vice President and General Manager, North American Automotive Operations, of the Company since October 2001. Prior thereto Mr. Reynolds was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Timothy R. Glandon	47
Vice President and General Manager, North American Automotive, of the Company since 2006. Prior thereto Mr. Glandon was General Manager of Automotive Safety Technologies since 2001. Prior thereto Mr. Glandon was Vice President and General Manager with American Components, Inc. from 1996 to 2001.

Joseph. E. Khoury	47	Vice President and General Manager, European Automotive, of the Company since 2004. Prior thereto Mr. Khoury was General Manager of Methode Electronics International, GMBH since 2000.

Theodore P. Kill	60
Vice President, Worldwide Automotive Sales, of the Company since August 2006. Prior thereto Mr. Kill was a principal with Kill and Associates from 2003 to 2006. Prior thereto Mr. Kill was a principal with Kill and Bolton Associates from 1995 to 2003.

Ronald L.G. Tsoumas	50	Controller and Treasurer of the Company since 2007. Prior thereto Mr. Tsoumas was Assistant Controller of the Company since July 1998.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following is a tabulation of high and low sales prices for the periods indicated as reported by the New York Stock Exchange.

			Dividends Paid Per Share
	Sales Price Per Share
	High	Low
Fiscal Year ended April 30, 2011
First Quarter	$11.78	$9.31	$0.07
Second Quarter	11.03	7.85	0.07
Third Quarter	13.73	9.10	0.07
Fourth Quarter	12.74	11.26	0.07

Fiscal Year ended May 1, 2010
First Quarter	$8.18	$5.28	$0.07
Second Quarter	9.75	6.92	0.07
Third Quarter	12.75	6.99	0.07
Fourth Quarter	14.32	9.70	0.07

On June 23, 2011, the Board declared a dividend of $0.07 per share of common stock, payable on July 29, 2011, to holders of record on July 15, 2011.

As of June 30, 2011, the number of record holders of our common stock was 574.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of April 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,131,267	$7.43	1,261,931
Equity compensation plans not approved by security holders	—	—	—
Total	1,131,267	$7.43	1,261,931

Purchase of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2011 through February 26, 2011	—	$—
February 27, 2011 through April 2, 2011	205	11.82
April 3, 2011 through April 30, 2011	5,173	$12.36	—	—
	5,378	$12.34	—	—
 _________________________________
(1)  The amount includes the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2011, 2010 and 2009, and the consolidated balance sheet data as of April 30, 2011 and May 1, 2010, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2008 and 2007, and the consolidated balance sheet data as of May 2, 2009, May 3, 2008 and April 28, 2007, are derived from audited consolidated financial statements not included in this report.  Due to the timing of our fiscal calendar, fiscal 2008 represents 53 weeks of results.  Fiscal 2011, 2010, 2009 and 2007 represent 52 weeks of results.

	Fiscal Year Ended
	April 30, 2011		May 1, 2010		May 2, 2009		May 3, 2008 (53wks)		April 28, 2007
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$428.2		$377.6		$428.8		$555.0		$450.0
Income/(loss) before income taxes	14.5	(1)	7.8	(2)	(110.5)	(3)	49.8	(4)	35.5	(5)
Income tax expense/(benefit)	(4.1)	(1)	(6.0)	(2)	1.7	(3)	9.7	(4)	9.8	(5)
Income/(loss) from continuing operations	18.5	(1)	13.8	(2)	(112.1)	(3)	39.8	(4)	26.1	(5)
Income from discontinued operations, net of tax	0.6	(1)	—		—		—		—
Cumulative effect of accounting change, net of tax	—		—		—		—		0.1
Net income/(loss) applicable to Methode Electronics, Inc.	19.5	(1)	13.7	(2)	(112.5)	(3)	39.8	(4)	26.1	(5)
Per Common Share:
Basic net income/(loss) from continuing operations	0.51	(1)	0.37	(2)	(3.05)	(3)	1.07	(4)	0.72	(5)
Basic net income/(loss) from discontinued operations	0.02	(1)	—	(2)	—	(3)	—	(4)	—	(5)
Basic net income/(loss) applicable to Methode Electronics, Inc.	0.53		0.37		(3.05)		1.07		0.72

Diluted net income/(loss) from continuing operations	0.50	(1)	0.37	(2)	(3.05)	(3)	1.06	(4)	0.71	(5)
Diluted net income/(loss) from discontinued operations	0.02	(1)	—	(2)	—	(3)	—	(4)	—	(5)
Diluted net income/(loss) applicable to Methode Electronics, Inc.	0.52		0.37		(3.05)		1.06		0.71

Dividends	0.28		0.28		0.26		0.20		0.20
Book Value	6.95		6.43		6.28		9.93		8.69
Long-term Debt	—		—		—		—		—
Retained Earnings	156.0		146.8		143.6		265.8		233.7
Fixed Assets (net)	61.5		61.9		69.9		90.3		86.9
Total Assets	334.7		310.8		305.3		470.2		411.7
Return on Average Equity	7.9%	(1)	6.0%	(2)	(37.2)%	(3)	11.4%	(4)	8.5%	(5)
Pre-tax Income/(loss) as a Percentage of Sales	3.4%	(1)	2.1%	(2)	(25.8)%	(3)	9.0%	(4)	7.9%	(5)
Net Income/(loss) as a Percentage of Sales	4.6%	(1)	3.6%	(2)	(26.2)%	(3)	7.2%	(4)	5.8%	(5)

(1) Fiscal 2011 results includes an after-tax gain on the sale of a business of $0.6 million. In addition, fiscal 2011 includes $4.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.

(2) Fiscal 2010 results include a pre-tax charge of $7.8 million relating to restructuring activities.  In addition, fiscal 2010 includes $5.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.  Income tax includes a $8.4 million loss carry-back benefit related to losses in our U.S.-based businesses.

(3) Fiscal 2009 results include a pre-tax charge of $94.4 million relating to goodwill and other asset impairments.  In addition, fiscal 2009 results include a pre-tax charge of $25.3 million relating to restructuring activities.  The income tax expense includes a $28.0 million valuation charge related to the uncertainty of the future realization of our deferred tax assets.

(4) Fiscal 2008 results include a pre-tax charge of $5.2 million relating to a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.

(5) Fiscal 2007 results include a pre-tax and an after-tax restructuring charge of $2.0 million related to the closing of our Scotland automotive parts manufacturing plant and transfer of production lines from that facility to our automotive parts manufacturing facility in Malta.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Germany, India, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States.  We are a global designer and manufacturer of electronic and electro-mechanical devices.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business.”

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries

Recent Transactions

In May 2010, we paid $1.0 million for a 15% equity investment in Eetrex Incorporated to facilitate our development into the electric vehicle market. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles. In March 2011, we paid an additional $1.1 million, for a total investment of $2.1 million, to acquire an additional 36% of the stock of Eetrex. In April 2011, we paid an additional $0.7 million and acquired an additional 19% of their stock, for a total 70% ownership. Under the agreements, the Company has additional opportunities to acquire the remaining Eetrex shares in the future.

 In March 2011, we sold our 75% ownership interest in Optokon, our Czech optical operation, to the minority shareholder for $10.0 million. The net assets of our 75% ownership interest had a book value of $9.9 million. We recorded a net gain of $4.1 million related to sale of the net assets, primarily attributable to the cumulative translation gains since the date of the initial investment. We also recorded income taxes related to the sale of $3.5 million, resulting in a gain after taxes of $0.6 million. In the sale, we received $5.9 million in cash as well as a collateralized note for $4.1 million.

Management concluded the Optokon results of operations for fiscal 2011, 2010 and 2009 were not material to the consolidated or segment level financial statements for those periods presented to be separately reported as a discontinued operations in accordance with ASC 205-20, "Presentation of Financial Statements".

Delphi Litigation

In March 2010, DPH Holdings Corp., as successor to Delphi Corporation, served the Company with a complaint seeking to recover approximately $19.7 million in alleged preference payments that Delphi made to the Company within the 90-day preference period preceding Delphi's bankruptcy filing. The Company is seeking to dismiss the Delphi preference complaint based on violations of due process and the Company possesses several other substantive defenses.

In June 2006, the Company sold certain unsecured claims it had against Delphi in Delphi’s bankruptcy proceeding to Credit Suisse for $3.1 million pursuant to a Transfer Agreement. These claims were subsequently assigned by Credit Suisse to Blue Angel Claims LLC (“Blue Angel”). On July 20, 2010, Blue Angel delivered a demand letter to the Company contending that under the terms of the Transfer Agreement, the unsecured claims had been objected to by Delphi in the Delphi bankruptcy proceeding and therefore the Company owed Blue Angel $3.1 million plus interest. The litigation was subsequently settled for$2.1 million in fiscal 2011. As part of the settlement agreement, Blue Angel retains ownership of the unsecured claims.

Business Outlook

Our overall outlook for fiscal 2012 is cautiously optimistic. While fiscal 2011 production levels in China, Europe and North America were strong, our European businesses may experience some softness in fiscal 2012 as economic austerity programs continue to roll through Europe affecting both European and export demand.  We expect our North American automotive production to continue to improve in the Automotive segment in fiscal 2012 as new programs are launched. However, recent events in the Middle East may result in significantly higher oil prices and corresponding increases in prices for oil-based material, such as resins. Any such increases could negatively impact the profitability of our business. We expect sales in our Power Products segment to increase in fiscal 2012. While we expect that Interconnect segment sales will modestly increase in fiscal 2012, sales to our customers in the appliance industry will continue to be soft until unemployment and home sales improve. While our prior restructuring activities have reduced our cost structure, we do expect higher designing, developing and engineering costs in fiscal 2012 to support programs scheduled to launch in fiscal 2013. During fiscal 2011, we experienced additional costs due to vendor supply issues for new automotive products that began ramping up in the second quarter of fiscal 2011 that are expected to continue until those manufacturing capabilities are brought in-house. We may continue to experience manufacturing inefficiencies due to multiple product launches, component shortages, and supplier issues that could negatively affect our results. The Company maintains a positive long-term outlook for its global business and is committed to developing new product solutions for our customers and to making strategic capital investments as it pursues its growth strategy.

Results may differ materially from what is expressed or forecasted.  See “ Item 1A Risk Factors” herein.

Results of Operations

Results of Operations for the Fiscal Year Ended April 30, 2011, as Compared to the Fiscal Year Ended May 1, 2010.

Consolidated Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2011	May 1, 2010		Net Change	Net Change
Net sales	$428.2	$377.6		$50.6	13.4%

Cost of products sold	339.0	297.7		41.3	13.9%

Gross margins	89.2	79.9		9.3	11.6%

Restructuring	—	7.8		(7.8)	N/M
Selling and administrative expenses	70.8	62.4		8.4	13.5%
Amortization of intangibles	2.4	2.3		0.1	4.3%
Interest (income)/expense, net	0.2	0.1		0.1	100.0%
Other, net - (income)/expense	1.3	(0.5)		1.8	N/M
Income taxes benefit	(4.1)	(6.0)		1.9	N/M
Gain on sale of discontinued business, net of tax	(0.6)	—		(0.6)	N/M
Net income/(loss) attributable to noncontrolling interest	(0.3)	0.1		(0.4)	N/M
Net income attributable to Methode Electronics, Inc.	$19.5	$13.7	0	$5.8	42.3%

Percent of sales:	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of products sold	79.2%	78.8%
Gross margins	20.8%	21.2%
Restructuring	—%	2.1%
Selling and administrative expenses	16.5%	16.5%
Amortization of intangibles	0.6%	0.6%
Interest (income)/expense, net	—%	—%
Other, net - (income)/expense	0.3%	(0.1)%
Income taxes benefit	(1.0)%	(1.6)%
Gain on sale of discontinued business, net of tax	(0.1)%	—%
Net income/(loss) attributable to noncontrolling interest	(0.1)%	—%
Net income attributable to Methode Electronics, Inc.	4.6%	3.6%

Net Sales.  Consolidated net sales increased $50.6 million, or 13.4%, to $428.2 million for fiscal 2011, from $377.6 million for fiscal 2010.  The Automotive segment net sales increased $22.8 million, or 11.2%, to $226.0 million for fiscal 2011, from $203.2 million for fiscal 2010.  The Interconnect segment net sales increased $14.6 million, or 11.8%, to $138.8 million for fiscal 2011, compared to $124.2 million for fiscal 2010.  The Power Products segment net sales increased $9.9 million, or 24.4%, to $50.4 million for fiscal 2011, as compared to $40.5 million for fiscal 2010.  The Other segment net sales increased $3.7 million, or 39.8%, to $13.0 million for fiscal 2011, as compared to $9.3 million for fiscal 2010.  Included in net sales is other income, which consisted primarily of earnings from engineering design fees and royalties. Other income decreased $0.3 million, or 6.7%, to $4.2 million for fiscal 2011, from $4.5 million for fiscal 2010. The decrease relates to engineering design fees in our European automotive business. Translation of foreign operations net sales for fiscal 2011 decreased reported net sales by $4.2 million or 1.1% due to average currency rates for fiscal 2011, compared to the average currency rates for fiscal 2010.

Cost of Products Sold.  Consolidated cost of products sold increased $41.3 million, or 13.9%, to $339.0 million for fiscal 2011, compared to $297.7 million for fiscal 2010.  Consolidated cost of products sold as a percentage of sales were 79.2% in fiscal 2011, compared to 78.8% in fiscal 2010.  During fiscal 2011, we recorded a negotiated program termination charge of $1.3 million for certain products manufactured in our Malta facility and $0.4 million for customer cancellation of certain products manufactured in our U.S. facility.  In addition, we incurred $2.3 million in additional costs due to a certain vendor's production and delivery issues for new products that began ramping up production during fiscal 2011.  The increases were more than offset by cost efficiencies experienced in our Asian businesses, and higher sales volumes as well as a change in sales mix within the Interconnect segment in fiscal 2011, as compared to fiscal 2010. Included in the cost of products sold for fiscal 2010 is $0.7 million of asset write-downs related to the termination of the Delphi supply agreement.

Gross Margins.   Consolidated gross margins increased $9.3 million, or 11.6%, to $89.2 million for fiscal 2011, as compared to $79.9 million for fiscal 2010.  Gross margins as a percentage of net sales decreased to 20.8% for fiscal 2011, compared to 21.2% for fiscal 2010.  Gross margins as a percentage of sales declined due to loss of the Delphi business, the one-time reversal of pricing contingencies in fiscal 2010, the customer negotiated program cancellation and other customer cancellation charges, lower other income and costs due to a certain vendor's production and delivery issues, but were partially offset by higher sales volumes, a favorable change in sales mix within the Interconnect segment and cost efficiencies from our Asian businesses, for fiscal 2011, compared to fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During fiscal 2010, we recorded a total restructuring charge of $7.8 million, which consisted of $4.3 million for employee severance, $1.5 million for accelerated depreciation and $2.0 million for other costs.

Amortization of Intangibles.  Amortization of intangibles increased $0.1 million, to $2.4 million for fiscal 2011, compared to $2.3 million for fiscal 2010.

Selling and Administrative Expenses.  Selling and administrative expenses increased $8.4 million, or 13.5%, to $70.8 million for fiscal 2011, compared to $62.4 million for fiscal 2010.  During fiscal 2011, we recorded a settlement of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  Stock option and stock award amortization increased by $2.1 million, to $3.0 million in fiscal 2011, compared to $0.9 million in fiscal 2010. Delphi litigation expenses decreased $1.0 million, to $4.8 million for fiscal 2011, compared to $5.8 million for fiscal 2010. Selling and marketing expenses increased in our North American and Asian automotive businesses, partially offset by lower commissions and professional fees in fiscal 2011, compared to fiscal 2010.  Selling and administrative expenses as a percentage of net sales were 16.5% for both fiscal 2011 and 2010.

Interest Expense, Net.  Interest expense, net increased $0.1 million, to $0.2 million for fiscal 2011, compared to $0.1 million for fiscal 2010.  Interest income was $0.6 million for fiscal 2011, compared to $0.4 million for fiscal 2010.  Interest expense was $0.8 million for fiscal 2011, compared to $0.5 million for fiscal 2010. The increase in interest expense relates to borrowings against our credit facility during fiscal 2011.

Other, Net.  Other, net increased $1.8 million to an expense of $1.3 million for fiscal 2011, compared to income of $0.5 million for fiscal 2010.  Fiscal 2011 included income of $1.2 million for life insurance polices in connection with the deferred compensation plan.  In addition, fiscal 2011 includes a gain on investment of business of $0.2 million, related to the original $1.0 million investment in Eetrex. Fiscal 2010 included income of $0.6 million related to an enhanced cash fund, as well as income of $1.1 million for life insurance polices in connection with the deferred compensation plan.  All other amounts for both fiscal 2011 and fiscal 2010, relate to currency rate fluctuations.  The functional currencies of these operations are the British pound, Czech koruna, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Benefit.  Income tax benefit from continuing operations decreased by $1.9 million to $4.1 million for fiscal 2011, compared to $6.0 million for fiscal 2010.  Fiscal 2011 includes a benefit for an intraperiod tax allocation related to the sale of Optokon of $3.5 million, a benefit of $2.7 million related to the expiration of uncertain tax positions and interest from prior periods, partially offset by a net income tax expense on foreign profits of $2.1 million. Fiscal 2010 includes taxes on foreign profits of $1.1 million, book to income tax return adjustments of $2.8 million and other adjustments of $1.6 million. In addition, a benefit of $2.7 million was recorded due to the settlement of uncertain tax positions and related interest from prior periods.

Gain on the Sale of Discontinued Business, Net of Tax.  In March 2011, we sold our 75% ownership in Optokon, to the minority shareholder for $10.0 million. The net assets of our 75% ownership had a book value of $9.9 million. We recorded a gain of $4.1 million to sale of the net assets, primarily attributable to the cumulative translation gains since the date of the initial investment. We also recorded income taxes related to the sale of $3.5 million, resulting in a gain net of taxes of $0.6 million. The tax expense was based on the amount sold of $10.0 million less our initial investment of $1.2 million, resulting in a taxable gain of $8.8 million. In the sale, we received $5.9 million in cash as well as a collateralized note for $4.1 million.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $5.8 million, or 42.3%, to $19.5 million for fiscal 2011, compared to $13.7 million for fiscal 2010.  The increase is primarily due to higher net sales and gross margins, no restructuring expenses, gain on the sale of a business, partially offset by the Blue Angel unsecured claims charge, higher stock option and stock award amortization, lower tax benefits, the one-time reversal of pricing contingencies in fiscal 2010, customer negotiated cancellation and other customer cancellation costs, costs related to a certain vendor's production and delivery issues, higher development costs and higher foreign currency exchange expenses in fiscal 2011, compared to fiscal 2010.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2011	May 1, 2010	Net Change	Net Change
Net sales	$226.0	$203.2	$22.8	11.2%

Cost of products sold	186.3	166.7	19.6	11.8%

Gross margins	39.7	36.5	3.2	8.8%

Restructuring	—	5.6	(5.6)	N/M
Selling and administrative expenses	26.4	19.6	6.8	34.7%
Income from operations	$13.3	$11.3	$2.0	17.7%

Percent of sales:	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of products sold	82.4%	82.0%
Gross margins	17.6%	18.0%
Restructuring	—%	2.8%
Selling and administrative expenses	11.7%	9.6%
Income from operations	5.9%	5.6%

Below is a table showing the changes in the North America automotive net sales in fiscal 2011, compared to fiscal 2010:

North America Automotive net sales for fiscal 2010	$55.7
Termination of certain Ford legacy products at our Reynosa, Mexico facility	(18.2)
Termination of Delphi supply agreement	(14.1)
Transfer of transmission lead-frame product to Shanghai, China facility	(11.4)
Subtotal	12.0

Ford center console program	21.4
North American Automotive net sales for fiscal 2011	$33.4

Net Sales.  Automotive segment net sales increased $22.8 million, or 11.2%, to $226.0 million for fiscal 2011, from $203.2 million for fiscal 2010.  Net sales increased in Asia by 107.6%, to $77.0 million and increased in Europe by 4.8%, to $111.6 million, however, net sales from North America declined by 40.0%, to $33.4 million in fiscal 2011, compared to fiscal 2010. The increase in Asia is primarily due to increased sales for the transmission lead-frame and steering angle sensor products. In North America, there were no sales to Delphi Corporation in fiscal 2011, as compared to net sales of $14.1 million in fiscal 2010 due to the cancellation of the supply agreement on September 10, 2009. Net sales also declined in North America by $11.4 million due to the planned transfer of production from our U.S. facility to our facility in Shanghai, China in the third quarter of fiscal 2010, as well as by $18.2 million due to the termination of production of certain Ford legacy products at our Reynosa, Mexico facility at the end of the second quarter of fiscal 2010, as well as declines in sales of service parts.  The decrease in North America automotive sales was partially offset by sales of $21.4 million in fiscal 2011, compared to fiscal 2010, due to the Ford Center Console Program, which launched at the end of the first quarter. Net sales benefited by $1.7 million in fiscal 2010, related to a one-time reversal of pricing contingencies which were accrued over several years and were no longer required.  Included in net sales is other income, which consisted primarily of earnings from engineering design fees and royalties. Other income increased $0.1 million, or 2.6%, to $4.0 million for fiscal 2011, from $3.9 million for fiscal 2010. Translation of foreign operations net sales for fiscal 2011 decreased reported net sales by $4.1 million, or 2.0%, due to average currency rates in fiscal 2011, compared to the average currency rates in fiscal 2010.

Cost of Products Sold.  Automotive segment cost of products sold increased $19.6 million, or 11.8%, to $186.3 million for fiscal 2011, from $166.7 million for fiscal 2010.  Fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.  In addition, we incurred $2.3 million in additional costs due to a vendor's production and delivery issues for new products during fiscal 2011.  The Automotive segment cost of products sold as a percentage of sales were 82.4% in fiscal 2011, compared to 82.0% in fiscal 2010.  The increase in cost of products sold as a percentage of sales were also due to customer program cancellation charges and costs related to a certain vendor's production and delivery issues and the loss of the Delphi business, partially offset by higher sales volumes and improvements in cost of products sold in Asia.  In addition, increasing costs of products sold as a percentage of sales primarily relates to the development of new products in North America, which are expected to begin shipping in future periods. Included in the cost of products sold for fiscal 2010 is $0.7 million of asset write-downs relating to the termination of the Delphi supply agreement.

Gross Margins.  Automotive segment gross margins increased $3.2 million, or 8.8%, to $39.7 million for fiscal 2011, as compared to $36.5 million for fiscal 2010.  The Automotive segment gross margins as a percentage of net sales were 17.6% for fiscal 2011, as compared to 18.0% for fiscal 2010.  Gross margins as a percentage of sales decreased in fiscal 2011, compared to fiscal 2010, due to the loss of the Delphi business, increasing costs on the remaining North American business, customer program cancellation charges and costs related to a vendor's production and delivery issues, partially offset by higher sales volumes and cost efficiencies in Asia.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During fiscal 2010, we recorded a total restructuring charge of $5.6 million, which consisted of $3.4 million for employee severance, $1.4 million for accelerated depreciation and $0.8 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $6.8 million, or 34.7%, to $26.4 million for fiscal 2011, compared to $19.6 million for fiscal 2010.  During fiscal 2011, we recorded a settlement of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC in June 2006, related to the Delphi bankruptcy.  See the Overview section for more information regarding this matter.  Delphi litigation expenses decreased $1.0 million, to $4.8 million for fiscal 2011, compared to $5.8 million for fiscal 2010. In addition, selling and marketing expenses increased in our North American and Asian automotive businesses primarily due to new product development efforts in fiscal 2011, compared to fiscal

2010.  Selling and administrative expenses as a percentage of net sales were 11.7% for fiscal 2011 and 9.6% for fiscal 2010.

Income From Operations.  Automotive segment income from operations increased $2.0 million or 17.7%, to $13.3 million for fiscal 2011, compared to $11.3 million for fiscal 2010 due to the lack of restructuring charges, higher sales and gross margins, partially offset by the Blue Angel unsecured claims charge, the one-time reversal of pricing contingencies in fiscal 2010, higher selling and marketing expenses, increased development costs in North America, and negotiated program termination costs in fiscal 2011, compared to fiscal 2010.

Interconnect Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2011	May 1, 2010	Net Change	Net Change
Net sales	$138.8	$124.2	$14.6	11.8%

Cost of products sold	96.8	88.6	8.2	9.3%

Gross margins	42.0	35.6	6.4	18.0%

Restructuring	—	1.6	(1.6)	N/M
Selling and administrative expenses	22.0	23.0	(1.0)	(4.3)%
Income from operations	$20.0	$11.0	$9.0	81.8%

Percent of sales:	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of products sold	69.7%	71.3%
Gross margins	30.3%	28.7%
Restructuring	—%	1.3%
Selling and administrative expenses	15.9%	18.5%
Income from operations	14.4%	8.9%

Net Sales.  Interconnect segment net sales increased $14.6 million, or 11.8%, to $138.8 million for fiscal 2011, from $124.2 million for fiscal 2010.  Net sales increased 12.5% and 19.3% in North America and Europe, respectively, however, net sales declined in Asia by 2.4% in fiscal 2011, compared to fiscal 2010.  The increase in North America is due to increased sales for our data, sensor and radio remote control devices and the increase in Europe is due to increased sales for radio remote control devices. The decrease in Asia relates to lower sales for legacy products due to the planned exit of this product line in fiscal 2011, compared to fiscal 2010. Translation of foreign operations net sales in fiscal 2011 decreased reported net sales by $0.1 million, due to average currency rates in fiscal 2011, compared to the average currency rates in fiscal 2010.

Cost of Products Sold.  Interconnect segment cost of products sold increased $8.2 million, or 9.3%, to $96.8 million for fiscal 2011, compared to $88.6 million for fiscal 2010.  Interconnect segment cost of products sold as a percentage of net sales decreased to 69.7% for fiscal 2011, compared to 71.3% for fiscal 2010.  The decrease is primarily due to a favorable change in sales mix within the segment as well as the overall increase in net sales in fiscal 2011, compared to fiscal 2010.

Gross Margins. Interconnect segment gross margins increased $6.4 million, or 18.0%, to $42.0 million for fiscal 2011, as compared to $35.6 million for fiscal 2010.  Gross margins as a percentage of net sales increased to 30.3% for fiscal 2011, from 28.7% for fiscal 2010.  The increase in gross margins as a percentage of net sales primarily relates to higher sales volumes as well as a favorable change in sales mix within the segment in fiscal 2011, compared to fiscal 2010.

Restructuring.  During fiscal 2010, we completed all of our planned restructuring initiatives.  During fiscal 2010, we recorded a total restructuring charge of $1.6 million, which consisted of $0.7 million for employee severance, $0.2 million for accelerated depreciation and $0.7 million for other costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.0 million, or 4.3%, to $22.0 million for fiscal 2011, compared to $23.0 million for fiscal 2010.  The decrease is due to lower professional fees in our remote control business. Selling and administrative expenses as a percentage of net sales decreased to 15.9%, due to higher sales volumes, in fiscal 2011, from 18.5% for fiscal 2010.

Income From Operations.  Interconnect segment income from operations increased $9.0 million, or 81.8%, to $20.0 million for fiscal 2011, compared to $11.0 million for fiscal 2010, due to increased net sales and gross margins, no restructuring expenses and lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2011	May 1, 2010	Net Change	Net Change
Net sales	$50.4	$40.5	$9.9	24.4%

Cost of products sold	39.8	30.0	9.8	32.7%

Gross margins	10.6	10.5	0.1	1.0%

Restructuring	—	0.6	(0.6)	N/M
Selling and administrative expenses	7.0	6.5	0.5	7.7%
Income from operations	$3.6	$3.4	$0.2	5.9%

Percent of sales:	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of products sold	79.0%	74.1%
Gross margins	21.0%	25.9%
Restructuring	—%	1.5%
Selling and administrative expenses	13.9%	16.0%
Income from operations	7.1%	8.4%

Net Sales.  Power Products segment net sales increased $9.9 million, or 24.4%, to $50.4 million for fiscal 2011, compared to $40.5 million for fiscal 2010.  Net sales increased in fiscal 2011, as compared to fiscal 2010 by 4.6% in North America and by 65.2% in Asia.  The increase in Asia was due to an increased demand for our busbar products. In North America, higher demand for our flexible cabling and heat sink products was offset with lower demand for our busbar products.  We also began selling busbar products in Europe in fiscal 2011, which accounted for $2.6 million in net sales, compared to no net sales in fiscal 2010.

Cost of Products Sold.  Power Products segment cost of products sold increased $9.8 million, or 32.7%, to $39.8 million for fiscal 2011, compared to $30.0 million for fiscal 2010.  The Power Products segment cost of products sold as a percentage of sales increased to 79.0% for fiscal 2011, from 74.1% for fiscal 2010.  Fiscal 2011 includes an inventory and equipment charge of $0.4 million, relating to the customer cancellation of certain products manufactured in the U.S.  The increase in the cost of products sold as a percentage of sales is primarily due to new product development, as well as customer cancellation charges, partially offset by lower costs in our Asian business.

Gross Margins.  Power Products segment gross margins increased $0.1 million, or 1.0%, to $10.6 million for fiscal 2011, compared to $10.5 million for fiscal 2010.  Gross margins as a percentage of net sales decreased to 21.0% for fiscal 2011 from 25.9% for fiscal 2010.  The decrease in gross margins as a percentage of sales is primarily due to the increased costs due to new product development for the Eetrex products, as well as customer cancellation charges, partially offset by lower costs in our Asian business.

Restructuring.   During fiscal 2010, we completed all of our planned restructuring initiatives.  During fiscal 2010, we recorded a restructuring  charge of $0.6 million, which consisted of $0.1 million for employee severance and $0.5 million related to other costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.5 million, or 7.7%, to $7.0 million for fiscal 2011, compared to $6.5 million for fiscal 2010.  Selling and administrative expenses increased due to increased selling and professional fees in our U.S.-based busbar and heat sink businesses as well as increased expenses due to the purchase of 70% of Eetrex in fiscal 2011, as compared to fiscal 2010.  Selling and administrative expenses as a percentage of net sales decreased to 13.9% in fiscal 2011, from 16.0% for fiscal 2010.

Income From Operations.  Power Products segment income from operations increased $0.2 million, or 5.9%, to $3.6 million for fiscal 2011, compared to $3.4 million for fiscal 2010, due to higher net sales and gross profit, no restructuring charges, partially offset with expenses related to new product development and expenses related to Eetrex, customer cancellation charges and higher selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2011	May 1, 2010	Net Change	Net Change
Net sales	$13.0	$9.3	$3.7	39.8%

Cost of products sold	12.0	9.5	2.5	26.3%

Gross margins	1.0	(0.2)	1.2	N/M

Selling and administrative expenses	3.0	2.1	0.9	42.9%

Loss from operations	$(2.0)	$(2.3)	$0.3	N/M

Percent of sales:	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of products sold	92.3%	102.2%
Gross margins	7.7%	(2.2)%
Selling and administrative expenses	23.1%	22.6%
Loss from operations	(15.4)%	(24.7)%

Net Sales.  The Other segment net sales increased $3.7 million, or 39.8%, to $13.0 million for fiscal 2011, compared to $9.3 million for fiscal 2010.  Net sales from our torque-sensing business increased 178.2% in fiscal 2011, compared to fiscal 2010.  Net sales from our testing facilities decreased 13.8% in fiscal 2011, compared to fiscal 2010.

Cost of Products Sold.  Other segment cost of products sold increased $2.5 million to $12.0 million for fiscal 2011, compared to $9.5 million for fiscal 2010.  Cost of products sold as a percentage of sales decreased to 92.3% in fiscal 2011, compared to 102.2% in fiscal 2010 primarily due to increased sales from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased to $1.0 million for fiscal 2011, compared to a loss of $0.2 million for fiscal 2010.  Gross margins as a percentage of sales increased to 7.7% in fiscal 2011, compared to negative 2.2% in fiscal 2010 primarily due to increased sales from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.9 million, or 42.9%, to $3.0 million for fiscal 2011, compared to $2.1 million for fiscal 2010.  Selling and administrative expenses as a percentage of net sales increased to 23.1% for fiscal 2011, from 22.6% for fiscal 2010.

Loss from Operations.  The Other segment loss from operations decreased $0.3 million, to $2.0 million for fiscal 2011, compared to $2.3 million for fiscal 2010, due to increased sales and gross profit, partially offset by higher selling and administrative expenses.

Results of Operations for the Fiscal Year Ended May 1, 2010 as Compared to the Fiscal Year Ended May 2, 2009

Consolidated Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	May 1, 2010	May 2, 2009	Net Change	Net Change
Net sales	$377.6	$428.8	$(51.2)	(11.9)%

Cost of products sold	297.7	356.4	(58.7)	(16.5)%

Gross margins	79.9	72.4	7.5	10.4%

Restructuring	7.8	25.3	(17.5)	(69.2)%
Impairment of goodwill and other assets	—	94.4	(94.4)	N/M
Selling and administrative expenses	62.4	57.2	5.2	9.1%
Amortization of intangibles	2.3	6.9	(4.6)	(66.7)%
Interest (income)/expense, net	0.1	(1.4)	1.5	N/M
Other (income)/expense, net	(0.5)	0.5	(1.0)	N/M
Income taxes - (benefit)/expense	(6.0)	1.7	(7.7)	N/M
Net income attributable to noncontrolling interest	0.1	0.3	(0.2)	(66.7)%
Net income/(loss)	$13.7	$(112.5)	$126.2	N/M

Percent of sales:	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of products sold	78.8%	83.1%
Gross margins	21.2%	16.9%
Restructuring	2.1%	5.9%
Impairment of goodwill and other assets	—%	22.0%
Selling and administrative expenses	16.5%	13.3%
Amortization of intangibles	0.6%	1.6%
Interest (income)/expense, net	—%	(0.3)%
Other (income)/expense, net	(0.1)%	0.1%
Income taxes - (benefit)/expense	(1.6)%	0.4%
Net income attributable to noncontrolling interest	—%	0.1%
Net income/(loss)	3.6%	(26.2)%

Net Sales.  Consolidated net sales decreased $51.2 million, or 11.9%, to $377.6 million for fiscal 2010 from $428.8 million for fiscal 2009.  The Automotive segment net sales declined $42.9 million or 17.4% to $203.2 million for fiscal 2010 from $246.1 million for fiscal 2009.  The decline is primarily attributable to lower sales to Delphi, Ford and Chrysler and the weak economic environment.  The Interconnect segment net sales decreased $7.0 million, or 5.3% to $124.2 million for fiscal 2010 as compared to $131.2 million for fiscal 2009.  The Power Products segment net sales decreased $2.2 million, or 5.2% to $40.5 million for 2010 as compared to $42.7 million for fiscal 2009.  The Other segment net sales increased $1.1 million, or

13.4%, to $9.3 million for fiscal 2010, as compared to $8.2 million for fiscal 2009.  Included in net sales is other income, which consisted primarily of earnings from engineering design fees and royalties. Other income increased $1.3 million, or 40.6%, to $4.5 million for fiscal 2010, from $3.2 million for fiscal 2009. The increase relates to engineering design fees in our European automotive business. Translation of foreign operations net sales for fiscal 2010 increased reported net sales by $1.0 million or 0.3% due to currency rate fluctuations.

Cost of Products Sold.  Consolidated cost of products sold decreased $58.7 million, or 16.5%, to $297.7 million for fiscal 2010 compared to $356.4 million for fiscal 2009.  The decrease is due to the lower sales volumes.  Consolidated cost of products sold as a percentage of sales were 78.8% for fiscal 2010, compared to 83.1% for fiscal 2009.  The decrease relates to restructuring and consolidation efforts that were undertaken in prior periods to reduce inefficiencies in the business.

Gross Margins.  Consolidated gross margins increased $7.5 million, or 10.4%, to $79.9 million for fiscal 2010 compared to $72.4 million for fiscal 2009.  Gross margins as a percentage of net sales were 21.2% for fiscal 2010 compared to 16.9% for fiscal 2009.  The increase relates to higher other income in fiscal 2010 as well as restructuring and consolidation efforts that were undertaken in prior periods.

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

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.2 million, or 9.1%, to $62.4 million for fiscal 2010 compared to $57.2 million for fiscal 2009.  The increase is due to $5.8 million in legal fees relating to the Delphi supply agreement and patent dispute.  In addition, selling and administrative expenses were negatively impacted by $1.4 million due to $0.8 million of stock-based compensation in fiscal 2010, compared to a net reversal of expense of $0.6 million in fiscal 2009.  The net reversal in fiscal 2009 was due to performance-based shares not meeting certain financial targets.  Selling and administrative expenses were lower by $2.0 million due to restructuring and consolidation efforts from previous periods.  Selling and administrative expenses as a percentage of net sales increased to 16.5% for fiscal 2010 from 13.3% for fiscal 2009.

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

Income Taxes — Expense/(Benefit).  Income taxes — expense/(benefit) decreased by $7.7 million to a benefit of $6.0 million for fiscal 2010, compared to an expense of $1.7 million for fiscal 2009.  The $6.0 million for fiscal 2010, includes taxes on foreign profits of $0.5 million, book to income tax return expense adjustments of $2.9 million and other expense of $1.7 million.  In addition, a benefit of $3.2 million was recorded due to the settlement of uncertain tax positions and related interest from prior periods.  For fiscal 2010, we had a loss before income taxes in our U.S.-based businesses.  Therefore, we recorded a tax carry-back benefit of $7.9 million in fiscal 2010.  The effective tax rates for both the fiscal 2010 and 2009 periods reflect utilization of foreign investment tax credits and the effect of lower tax rates on income of the Company’s foreign operations and a higher percentage of earnings at those foreign operations.

Net Income/(Loss) Attributable to Methode Electronics, Inc.  Net income/(loss) attributable to Methode Electronics, Inc. increased $126.2 million to net income of $13.7 million for fiscal 2010, compared to a net loss of $112.5 million for fiscal 2009, primarily due to zero goodwill and other asset write-offs for fiscal 2010 versus $94.4 million in write-offs for fiscal 2009.  Income taxes were favorable by $7.7 million in fiscal 2010 compared to fiscal 2009, related to a tax loss carry-back for our U.S.-based businesses.  In addition, restructuring charges, amortization expense and other expense were lower, and we had lower overall manufacturing costs due to restructuring efforts.  In addition, fiscal 2010 selling and administrative expenses were higher due to the Delphi supply agreement and patent litigation.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	May 1, 2010	May 2, 2009	Net Change	Net Change
Net sales	$203.2	$246.1	$(42.9)	(17.4)%

Cost of products sold	166.7	206.0	(39.3)	(19.1)%

Gross margins (including other income)	36.5	40.1	(3.6)	(9.0)%

Restructuring	5.6	19.3	(13.7)	(71.0)%
Impairment of goodwill and other assets	—	30.5	(30.5)	N/M
Selling and administrative expenses	19.6	14.6	5.0	34.2%
Income/(loss) from operations	$11.3	$(24.3)	$35.6	N/M

Percent of sales:	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of products sold	82.0%	83.7%
Gross margins (including other income)	18.0%	16.3%
Restructuring	2.8%	7.8%
Impairment of goodwill and other assets	—%	12.4%
Selling and administrative expenses	9.6%	5.9%
Income/(loss) from operations	5.6%	(9.9)%

Net Sales.  Automotive segment net sales decreased $42.9 million, or 17.4%, to $203.2 million for fiscal 2010 from $246.1 million for fiscal 2009.  Net sales to Delphi Corporation decreased $27.1 million, or 65.8%, to $14.1 million for fiscal 2010 compared to $41.2 million for fiscal 2009 due to the cancellation of the supply agreement on September 10, 2009.  The Automotive segment net sales were also negatively impacted by planned lower Chrysler sales volumes of $1.0 million for fiscal 2010, compared to $14.8 million for fiscal 2009.  In addition, the decline is attributable to the softness of the U.S. economic environment.  Net sales declined by 60.2% in North America and increased by 19.8% and 154.2% in Europe and Asia, respectively for fiscal 2010 compared to fiscal 2009.  Included in net sales is other income, which consisted primarily of earnings from engineering design fees and royalties. Other income increased $1.4 million, or 56.0%, to $3.9 million for fiscal 2010, from $2.5 million for fiscal 2009. The increase relates to engineering design fees in our European automotive business. Translation of foreign operations net sales for fiscal 2010 increased reported net sales by $1.0 million, or 0.5%, due to currency rate fluctuations.

Cost of Products Sold.  Automotive segment cost of products sold decreased $39.3 million, or 19.1%, to $166.7 million for fiscal 2010 from $206.0 million for fiscal 2009.  The decrease primarily relates to lower sales volumes.  Included in the cost of products sold for fiscal 2010 is $0.7 million of asset write-downs relating to the termination of the Delphi supply agreement.  The Automotive segment cost of products sold as a percentage of sales were 82.0% for fiscal 2010, compared to 83.7% for fiscal 2009.  The decrease relates to restructuring and consolidation efforts in previous periods, partially offset by inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010.

Gross Margins.  Automotive segment gross margins decreased $3.6 million, or 9.0%, to $36.5 million for fiscal 2010, compared to $40.1 million for fiscal 2009.  Gross margins as a percentage of net sales increased to 18.0% for fiscal 2010 from 16.3% for fiscal 2009.  The increase relates to higher other income for fiscal 2010 as well as restructuring and consolidation efforts that occurred in prior periods, partially offset by inefficiencies caused by automotive manufacturers extending plant shut-downs during the first quarter of fiscal 2010.

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

During fiscal 2010, the Automotive segment recorded a restructuring charge of $2.3 million for our January 2008 restructuring initiative, which consisted of $0.7 million for employee severance, $1.4 million for the impairment and accelerated depreciation for machinery and equipment and $0.2 million in other costs.  During fiscal 2009, we recorded a restructuring charge of $12.8 million, which consisted of $4.7 million for employee severance, $7.4 million for impairment and accelerated depreciation for buildings, building improvements and machinery and equipment and $0.7 million for other costs.  All of the restructuring actions related to the January 2008 restructuring initiatives are now complete.

Impairment of Goodwill and Other Assets.  During the third quarter of fiscal 2009, in accordance with ASC No. 350, “Intangibles - Goodwill and Other,” we performed goodwill impairment testing and concluded that goodwill was impaired.  Therefore, during fiscal 2009, we recorded a goodwill impairment charge of $30.5 million in our Automotive segment related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.0 million, or 34.2%, to $19.6 million for fiscal 2010 compared to $14.6 million for fiscal 2009.  Selling and administrative expenses increased in fiscal 2010 due to $5.8 million of legal fees associated with the Delphi supply agreement termination and patent litigation, partially offset by restructuring and consolidation efforts.  Selling and administrative expenses as a percentage of net sales were 9.6% for fiscal 2010 and 5.9% for fiscal 2009.

Income/(Loss) From Operations.  Automotive segment income/(loss) from operations increased $35.6 million to income of $11.3 million for fiscal 2010 compared to a loss of $24.3 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $30.5 million in write-offs for fiscal 2009, lower restructuring expenses, lower costs relating to prior restructuring and consolidation efforts, offset by lower sales and gross margins (including other income) and legal fees relating to the termination of the Delphi supply agreement.

Interconnect Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	May 1, 2010	May 2, 2009	Net Change	Net Change
Net sales	$124.2	$131.2	$(7.0)	(5.3)%

Cost of products sold	88.6	99.7	(11.1)	(11.1)%

Gross margins	35.6	31.5	4.1	13.0%

Restructuring	1.6	5.5	(3.9)	(70.9)%
Impairment of goodwill and other assets	—	56.9	(56.9)	N/M
Selling and administrative expenses	23.0	31.0	(8.0)	(25.8)%
Income/(loss) from operations	$11.0	$(61.9)	$72.9	N/M

Percent of sales:	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of products sold	71.3%	76.0%
Gross margins	28.7%	24.0%
Restructuring	1.3%	4.2%
Impairment of goodwill and other assets	—%	43.4%
Selling and administrative expenses	18.5%	23.6%
Income/(loss) from operations	8.9%	(47.2)%

Net Sales.  Interconnect segment net sales decreased $7.0 million, or 5.3%, to $124.2 million for fiscal 2010 from $131.2 million for fiscal 2009.  Net sales were favorably impacted by the Hetronic acquisition on September 30, 2008.  European net sales increased 21.7% and North American and Asia declined 5.1% and 28.2%, respectively for fiscal 2010 as compared to fiscal 2009.  The net sales decline in North America and Asia was primarily due to the restructuring of our legacy Interconnect segment businesses, which included exiting certain businesses during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.  There was no impact to net sales for fiscal 2010 compared to fiscal 2009 due to currency rate fluctuations.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $11.1 million, or 11.1%, to $88.6 million for fiscal 2010 compared to $99.7 million for fiscal 2009.  Interconnect segment cost of products sold as a percentage of net sales decreased to 71.3% for fiscal 2010 compared to 76.0% for fiscal 2009.  The decrease in cost of products sold as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods, partially offset by lower sales volumes in fiscal 2010 as compared to fiscal 2009.

Gross Margins.  Interconnect segment gross margins increased $4.1 million, or 13.0%, to $35.6 million for fiscal 2010 as compared to $31.5 million for fiscal 2009.  Gross margins as a percentage of net sales increased to 28.7% for fiscal 2010 from 24.0% for fiscal 2009.  The increase in gross margins (including other income) as a percentage of net sales primarily relates to restructuring efforts undertaken in previous periods, partially offset by lower sales volumes for fiscal 2010 compared to fiscal 2009.

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

Selling and Administrative Expenses.  Selling and administrative expenses decreased $8.0 million, or 25.8%, to $23.0 million for fiscal 2010 compared to $31.0 million for fiscal 2009.  Selling and administrative expenses are lower due to reduced intangible asset amortization expenses, partially offset by higher selling and administrative expenses due to the Hetronic acquisition.  In addition, selling and administrative expenses (not including Hetronic) were lower due to the restructuring efforts undertaken in the first and second quarters of fiscal 2009.  Selling and administrative expenses as a percentage of net sales decreased to 18.5% for fiscal 2010 from 23.6% for fiscal 2009.

Income/(Loss) From Operations.  Interconnect segment income/(loss) from operations increased $72.9 million to income of $11.0 million for fiscal 2010 compared to a loss of $61.9 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $56.9 million in write-offs for fiscal 2009.  In addition, income/(loss) from operations increased due to lower intangible asset amortization expenses, lower selling and administrative expenses due to prior restructuring efforts, lower restructuring expenses, partially offset by lower sales and gross margins.

Power Products Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	May 1, 2010	May 2, 2009	Net Change	Net Change
Net sales	$40.5	$42.7	$(2.2)	(5.2)%

Cost of products sold	30.0	37.2	(7.2)	(19.4)%

Gross margins	10.5	5.5	5.0	90.9%

Restructuring	0.6	0.5	0.1	20.0%
Impairment of goodwill and other assets	—	5.4	(5.4)	N/M
Selling and administrative expenses	6.5	5.1	1.4	27.5%
Income/(loss) from operations	$3.4	$(5.5)	$8.9	N/M

Percent of sales:	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of products sold	74.1%	87.1%
Gross margins	25.9%	12.9%
Restructuring	1.5%	1.2%
Impairment of goodwill and other assets	—%	12.6%
Selling and administrative expenses	16.0%	11.9%
Income/(loss) from operations	8.4%	(12.9)%

Net Sales.  Power Products segment net sales decreased $2.2 million, or 5.2% to $40.5 million for fiscal 2010 compared to $42.7 million for fiscal 2009.  Net sales declined in fiscal 2010 as compared to fiscal 2009 by 9.8% in North America and increased by 14.1% in Asia.  The overall decline was driven by lower demand for our flexible cabling and heat sink products in the U.S.

Cost of Products Sold.  Power Products segment cost of products sold decreased $7.2 million, or 19.4%, to $30.0 million for fiscal 2010 compared to $37.2 million for fiscal 2009.  The Power Products segment cost of products sold as a percentage of sales decreased to 74.1% for fiscal 2010 from 87.1% for fiscal 2009.  The decrease is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Gross Margins.  Power Products segment gross margins increased $5.0 million, or 90.9%, to $10.5 million for fiscal 2010, compared to $5.5 million for fiscal 2009. Gross margins as a percentage of net sales increased to 25.9% for fiscal 2010 from 12.9% for fiscal 2009.  The increase is due to restructuring and consolidation efforts for our Power Products businesses in the U.S. during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

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

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.4 million, or 27.5%, to $6.5 million for fiscal 2010 compared to $5.1 million for fiscal 2009.  Selling and administrative expenses increased due to higher professional services fees and allocated management resources during fiscal 2010 as compared to fiscal 2009.  Selling and administrative expenses as a percentage of net sales increased to 16.0% for fiscal 2010 from 11.9% for fiscal 2009.

Income/(Loss) From Operations.  Power Products income/(loss) from operations increased $8.9 million to income of $3.4 million for fiscal 2010, compared to a loss of $5.5 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $5.4 million in write-offs for fiscal 2009.  In addition, income/(loss) from operations increased due to lower sales volumes, higher restructuring expenses, and higher professional fees, more than offset by lower cost of products sold due to prior restructuring and consolidation efforts.

Other Segment Results

Below is a table summarizing results for the years ended:
(in millions)
("N/M" equals not meaningful)

	May 1, 2010	May 2, 2009	Net Change	Net Change
Net sales	$9.3	$8.2	$1.1	13.4%

Cost of products sold	9.5	8.9	0.6	6.7%

Gross margins	(0.2)	(0.7)	0.5	N/M

Impairment of goodwill and intangible assets	—	1.6	(1.6)	N/M
Selling and administrative expenses	2.1	2.8	(0.7)	(25.0)%
Loss from operations	$(2.3)	$(5.1)	$2.8	N/M

Percent of sales:	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of products sold	102.2%	108.5%
Gross margins	(2.2)%	(8.5)%
Impairment of goodwill and intangible assets	—%	19.5%
Selling and administrative expenses	22.6%	34.1%
Loss from operations	(24.7)%	(62.2)%

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

Loss From Operations.  The Other segment loss from operations decreased $2.8 million to $2.3 million for fiscal 2010, compared to $5.1 million for fiscal 2009 due to zero goodwill and intangible asset write-off for fiscal 2010 versus $1.6 million in write-offs for fiscal 2009.  In addition, the loss before income taxes decreased due to higher net sales and gross margins, as well as lower selling and administrative expenses.

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. No provision has been made, except for our Ireland business, for income taxes on undistributed net income of foreign operations, as we currently expect them to be indefinitely reinvested in our foreign operations. However, if we change our position and the cash is distributed back to the U.S., it may have an adverse affect on our U.S. federal and state taxes, by lowering our net operating loss positions or potentially creating a tax liability.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms as well as transmission lead-frame assemblies for GM transmissions. Both programs are expected to be manufactured in our plant in Monterrey, Mexico. We anticipate that these programs will require a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the programs. We expect to begin production and generate sales on these programs in fiscal 2013. Therefore, we anticipate our cash balances may decline due to the launching of these programs without a corresponding increase in sales.
We had an agreement with our primary bank for a revolving credit facility to provide up to $75.0 million of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which was scheduled to expire on February 28, 2011, required maintenance of certain financial ratios and a minimum net worth level.
On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 25, 2016. The new credit facility is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At April 30, 2011, we were in compliance with the covenants of the agreement. During fiscal 2011, we had borrowings of $18.0 million and payments of $18.1 million, under this credit facility. As of April 30, 2011, there were no outstanding balances due against the credit facility.
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

Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	April 30, 2011	May 1, 2010	May 2, 2009
Net income/(loss)	$19.2	$13.8	$(112.2)
Depreciation and amortization	15.8	19.4	37.0
Changes in operating assets and liabilities	(16.1)	(11.5)	6.3
Other non-cash items	(1.9)	5.7	112.1
Cash flow from operations	$17.0	$27.4	$43.2

Operating Activities — Fiscal 2011 Compared to Fiscal 2010

Net cash provided by operating activities decreased $10.4 million to $17.0 million for fiscal 2011, compared to $27.4 million for fiscal 2010. The decrease in operating cash flow was primarily attributable to the increase in cash use related to the changes in operating assets and liabilities and lower depreciation and amortization non-cash add-back, partially offset by an increase in net income in fiscal 2011, as compared to fiscal 2010. Our trade accounts receivable, inventory and accounts payable in aggregate used $27.0 million of cash flow during fiscal 2011, compared to $11.5 million of cash used for fiscal 2010. The increased use of cash reflects increased accounts receivable levels, partially offset by increased accounts payable levels, associated with increased business activity, as well as management's decision to increase inventory levels on some raw material and components that historically we have experienced shortages in the marketplace. In fiscal 2011, cash flow from operations increased by $13.2 million due to tax refunds received relating to prior periods.

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

Investing Activities — Fiscal 2011 Compared to Fiscal 2010

Net cash used in investing activities increased $8.3 million to $16.1 million for fiscal 2011, compared to $7.8 million for fiscal 2010. Purchases of property, plant and equipment increased by $5.8 million, to $15.2 million for fiscal 2011, compared to $9.4 million for fiscal 2010. In fiscal 2011, we made an additional investment of $2.4 million in Eetrex, for a total ownership in the business of 70%. Also in fiscal 2011, we received $1.5 million for life insurance proceeds in connection with the deferred compensation plan, compared to $2.4 million in fiscal 2010.

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

Financing Activities — Fiscal 2011 Compared to Fiscal 2010

Net cash used for financing activities decreased $1.0 million to $9.3 million for fiscal 2011, compared to $10.3 million for fiscal 2010. We paid dividends of $10.3 million and $10.4 million for fiscal 2011 and 2010, respectively. In addition, fiscal 2011 included $1.0 million of proceeds for the exercise of stock options, compared to $0.2 million for fiscal 2010.

Financing Activities — Fiscal 2010 Compared to Fiscal 2009

Net cash used in financing activities was $10.3 million for fiscal 2010, compared to $15.1 million for fiscal 2009.  We paid cash dividends of $10.4 million in fiscal 2010, compared to $9.8 million in fiscal 2009.  In fiscal 2009, we purchased 669,480 shares for $5.3 million pursuant to our stock repurchase plan.  There were no shares purchased in fiscal 2010 and the plan has terminated.

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of April 30, 2011 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$6,488	$2,480	$3,098	$910	$—
Purchase obligations	51,300	51,300	—	—	—
Deferred compensation	4,910	344	1,331	293	2,942
Total	$62,698	$54,124	$4,429	$1,203	$2,942

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

Revenue Recognition.  We recognize revenue on product sales when (i) persuasive evidence of an agreement exists, (ii) the price is fixed or determinable, (iii) delivery has occurred or services have been rendered, and (iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer.

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

In addition, our revenues and accounts receivable are concentrated in a relatively small number of customers.  A significant change in the liquidity or financial position of any one of these customers or a deterioration in the economic environment or automotive industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, and additional allowances for doubtful accounts.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.8 million and $4.7 million at April 30, 2011 and May 1, 2010, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Indian rupee, Mexican peso, Singapore dollar and Swiss Franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $17.9 million at April 30, 2011 and $12.8 million at May 1, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2011. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this report on Form 10-K.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by a management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2011 annual meeting to be held on September 15, 2011, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2011 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2011 annual meeting to be held on September 15, 2011, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2011 annual meeting to be held on September 15, 2011, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2011 annual meeting to be held on September 15, 2011, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2011 annual meeting to be held on September 15, 2011, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a) The documents included in the following indexes are filed as part of this annual report on Form 10-K.

(1) (2) The response to this portion of Item 15 is included in this report under the captions  “Financial Statements” and “Financial Statement Schedule” below, which is incorporated herein by reference.

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

Dated:  June 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WARREN L. BATTS	Chairman of the Board	June 30, 2011
Warren L. Batts

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 30, 2011
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 30, 2011
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN	Chief Financial Officer	June 30, 2011
Douglas A. Koman

/s / WALTER J. ASPATORE	Director	June 30, 2011
Walter J. Aspatore

/s/ J. EDWARD COLGATE	Director	June 30, 2011
J. Edward Colgate

/s/ DARREN M. DAWSON	Director	June 30, 2011
Darren M. Dawson

/s / STEPHEN F. GATES	Director	June 30, 2011
Stephen F. Gates

/s / ISABELLE C. GOOSSEN	Director	June 30, 2011
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 30, 2011
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 30, 2011
Lawrence B. Skatoff

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

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries as of April 30, 2011 and May 1, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended April 30, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and subsidiaries at April 30, 2011 and May 1, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Methode Electronics, Inc. and Subsidiaries’ internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Methode Electronics, Inc.

We have audited Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Methode Electronics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 30, 2011 and May 1, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended April 30, 2011 and our report dated June 30, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 30, 2011

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2011	May 1, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,445	$63,821
Accounts receivable, less allowance (2011 — $1,140; 2010 —$1,102)	88,036	68,649
Inventories:
Finished products	6,271	5,487
Work in process	10,981	7,686
Materials	21,305	16,587
	38,557	29,760
Deferred income taxes	3,778	2,272
Prepaid and refundable income taxes	851	13,956
Prepaid expenses and other current assets	7,294	6,138
TOTAL CURRENT ASSETS	195,961	184,596
PROPERTY, PLANT AND EQUIPMENT
Land	3,135	3,240
Buildings and building improvements	45,522	49,398
Machinery and equipment	249,597	228,112
	298,254	280,750
Less allowances for depreciation	236,743	218,874
	61,511	61,876
OTHER ASSETS
Goodwill	16,422	12,096
Other intangibles, less accumulated amortization	18,423	18,811
Cash surrender value of life insurance	10,028	9,391
Deferred income taxes	4,456	3,657
Pre-production costs	14,645	11,984
Other	13,298	8,412
	77,272	64,351
TOTAL ASSETS	$334,744	$310,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$37,152	$29,743
Salaries, wages and payroll taxes	8,364	8,252
Other accrued expenses	16,003	18,283
Income taxes	1,336	2,467
TOTAL CURRENT LIABILITIES	62,855	58,745

OTHER LIABILITIES	8,138	10,251
DEFERRED COMPENSATION	2,607	1,885

SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,312,243 and 38,149,946 shares issued as of April 30, 2011 and May 1, 2010, respectively	19,156	19,075
Additional paid-in capital	72,113	65,991
Accumulated other comprehensive income	23,152	16,247
Treasury stock, 1,342,188 as of April 30, 2011 and May 1, 2010	(11,377)	(11,377)
Retained earnings	155,989	146,818
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	259,033	236,754
Noncontrolling interest	2,111	3,188
TOTAL EQUITY	261,144	239,942
TOTAL LIABILITIES AND EQUITY	$334,744	$310,823

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	April 30, 2011	May 1, 2010	May 2, 2009

Net sales	$428,215	$377,646	$428,846

Cost of products sold	339,042	297,711	356,496

Gross margins	89,173	79,935	72,350

Restructuring	(21)	7,770	25,278
Impairment of goodwill and other assets	—	—	94,374
Selling and administrative expenses	70,848	62,427	57,128
Amortization of intangibles	2,402	2,297	6,933

Income/(loss) from operations	15,944	7,441	(111,363)

Interest (income)/expense, net	198	139	(1,382)
Other (income)/expense, net	1,284	(515)	479

Income/(loss) before income taxes	14,462	7,817	(110,460)

Income tax expense/(benefit)	(4,076)	(5,964)	1,680

Income from continuing operations	18,538	13,781	(112,140)
Gain on sale of discontinued operation, net of tax ($4,148 less taxes of $3,493)	655	—	—
Net income/(loss)	19,193	13,781	(112,140)
Less: Net income/(loss) attributable to noncontrolling interest	(307)	126	343
NET INCOME/(LOSS) ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$19,500	$13,655	$(112,483)

Basic income/(loss) per share:
Continuing operations	$0.51	$0.37	$(3.05)
Discontinued operations	$0.02	$—	$—
Basic income/(loss) per share	$0.53	$0.37	$(3.05)

Diluted income/(loss) per share:
Continuing operations	$0.50	$0.37	$(3.05)
Discontinued operations	$0.02	$—	$—
Diluted income/(loss) per share	$0.52	$0.37	$(3.05)

Cash dividends per share:
Common stock	$0.28	$0.28	$0.26

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 30, 2011, May 1, 2010 and May 2, 2009
(Dollar amounts in thousands, except share data)

	Common Stock Shares	Common Stock $	Unearned Common Stock Issuances	Additional Paid-in Capital	Currency Translation Adjustments	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance at May 3, 2008	38,225,379	$19,113	$(4,257)	$69,953	$28,381	$(6,243)	$265,838	$3,344	$376,129
Release of restriction pursuant to acquisition earn-out	(53,012)	(27)	625	(598)	—	—	—	—	—
Earned portion of restricted stock awards	120,041	60	—	(60)	—	—	—	—	—
Stock award and stock option amortization expense	—	—	—	(553)	—	—	—	—	(553)
Vested stock awards withheld for payroll taxes	(20,721)	(11)	—	(130)	—	—	—	—	(141)
Exercise of options	19,089	10	—	103	—	—	—	—	113
Common stock repurchased	—	—	—	—	—	(5,252)	—	—	(5,252)
Tax expense from stock options	—	—	—	(209)	—	—	—	—	(209)
Foreign currency translation adjustments	—	—	—	—	(12,706)	—	—	(704)	(13,410)
Net income/(loss) for year	—	—	—	—	—	—	(112,483)	485	(111,998)
Cash dividends on common stock	—	—	—	—	—	—	(9,778)	—	(9,778)
Balance at May 2, 2009	38,290,776	$19,145	$(3,632)	$68,506	$15,675	$(11,495)	$143,577	$3,125	$234,901
Cancellation of shares pursuant to acquisition earn-out	(239,695)	(120)	3,307	(3,187)	—	—	—	—	—
Release of restriction pursuant to acquisition earn-out	—	—	325	—	—	—	—	—	325
Earned portion of restricted stock awards	62,140	31	—	(31)	—	—	—	—	—
Stock award and stock option amortization expense	—	—	—	871	—	—	—	—	871
Vested stock awards withheld for payroll taxes	(10,923)	(5)	—	(99)	—	—	—	—	(104)
Exercise of options	17,648	9	—	176	—	—	—	—	185
Treasury shares issued for minority shares purchased	30,000	15	—	(214)	—	118	—	—	(81)
Purchase of non-controlling interest in Hetronic Asia	—	—	—	—	—	—	—	150	150
Sale of minority interest in Hetronic Asia	—	—	—	—	—	—	—	(324)	(324)
Tax expense from stock options	—	—	—	(31)	—	—	—	—	(31)
Foreign currency translation adjustments	—	—	—	—	572	—	—	111	683
Net income for year	—	—	—	—	—	—	13,655	126	13,781
Cash dividends on common stock	—	—	—	—	—	—	(10,414)	—	(10,414)
Balance at May 1, 2010	38,149,946	$19,075	$—	$65,991	$16,247	$(11,377)	$146,818	$3,188	$239,942
Earned portion of restricted stock awards	47,600	24	—	(46)	—	—	—	—	(22)
Stock award and stock option amortization expense	—	—	—	3,006	—	—	—	—	3,006
Vested stock awards withheld for payroll taxes	(5,378)	(3)	—	3	—	—	—	—	—
Exercise of options	150,075	75	—	953	—	—	—	—	1,028
Treasury shares issued for minority shares purchased	(30,000)	(15)	—	15	—	—	—	—	—
Purchase of non-controlling interest - Hetronic Swiss	—	—	—	—	—	—	—	29	29
Sale of Optokon	—	—	—	—	(4,057)	—	—	(3,256)	(7,313)
Purchase of Eetrex	—	—	—	2,191	—	—	—	2,175	4,366
Foreign currency translation adjustments	—	—	—	—	10,962	—	—	282	11,244
Net income/(loss) for year	—	—	—	—	—	—	19,500	(307)	19,193
Cash dividends on common stock	—	—	—	—	—	—	(10,329)	—	(10,329)
Balance at April 30, 2011	38,312,243	$19,156	$—	$72,113	$23,152	$(11,377)	$155,989	$2,111	$261,144
See notes to consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	April 30, 2011	May 1, 2010	May 2, 2009
OPERATING ACTIVITIES
Net income/(loss)	$19,193	$13,781	$(112,140)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
(Gain)/loss on sale of fixed assets	73	—	(407)
Gain on the sale of discontinued business	(4,148)	—	—
Gain on investment in business	(165)	—	—
Provision for depreciation	13,354	17,112	30,103
Amortization of intangible assets	2,402	2,297	6,933
Impairment of tangible assets	1,299	710	10,313
Impairment of goodwill and other assets	—	—	94,374
Stock-based compensation	3,006	871	(553)
Provision for bad debt	249	142	120
Deferred income taxes	(5,207)	3,992	8,078
Changes in operating assets and liabilities:
Accounts receivable	(17,846)	(12,436)	33,347
Inventories	(8,710)	645	19,918
Prepaid expenses and other current assets	13,841	(39)	(16,086)
Accounts payable and accrued expenses	(301)	291	(30,832)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,040	27,366	43,168

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,223)	(9,379)	(17,064)
Acquisition of businesses	(2,470)	(325)	(57,469)
Acquisition of technology licenses	—	(530)	(1,575)
Proceeds from life insurance policies	1,515	2,464	—
Other	—	—	(14)
NET CASH USED IN INVESTING ACTIVITIES	(16,178)	(7,770)	(76,122)

FINANCING ACTIVITIES
Purchase of common stock	—	—	(5,252)
Proceeds from exercise of stock options	1,028	185	113
Tax expense from stock options and awards	—	(31)	(209)
Cash dividends	(10,329)	(10,414)	(9,778)
NET CASH USED IN FINANCING ACTIVITIES	(9,301)	(10,260)	(15,126)
Effect of foreign currency exchange rate changes on cash	2,063	455	(2,195)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,376)	9,791	(50,275)
Cash and cash equivalents at beginning of year	63,821	54,030	104,305
CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,445	$63,821	$54,030

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Environmental Matters - Continued

1.  Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. and its subsidiaries (“the Company”).  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Fiscal 2011, 2010 and 2009 all represent fifty-two weeks of results.

Cash Equivalents.  All highly liquid investments with a maturity of three months or less when purchased are carried at their fair value and classified in the consolidated balance sheets as cash equivalents.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2011, 2010 or 2009.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are in their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other, net.  In fiscal 2011, 2010 and 2009, we had foreign exchange losses of $2,280, $1,151 and $479, respectively.

Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. In the event that the undiscounted cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the asset’s carrying

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.  Significant Accounting Policies - Continued

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

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at the reporting unit level, which is one level below the operating segment level (herein referred to as the reporting unit).  The impairment test for goodwill is a two-step process.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any.  In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  We performed “step one” of the goodwill impairment test on the reporting units that had goodwill as of April 30, 2011 and based on the results of the testing, we concluded that there was no impairment of goodwill.

Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development costs for the fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009 amounted to $19,506, $18,412 and $21,995, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding ASC No. 350, "Goodwill and Other Intangible Assets," by eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  Under ASC No. 350, testing for goodwill impairment is a two-step test.  In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value.  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of the impairment, Step 2. This guidance became effective for our fourth quarter of fiscal 2011.  The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on May 2, 2010, which did not have a material impact on our financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.  Significant Accounting Policies - Continued

In June 2009, the FASB issued ASC No. 810, “Consolidation,” regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted the provisions of the standard on May 2, 2010, which did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). ASC 860 requires more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted the provisions of the standard on May 2, 2010, which did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which will be our fiscal 2012 quarter ending January 28, 2012. The adoption is not expected to have a material impact on our financial statements.

In December 2010, the FASB issued authoritative guidance regarding ASC No. 805, "Business Combinations," on the disclosure of supplementary pro forma information for business combinations.  ASC No. 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been of the beginning of the annual reporting period.

If comparable financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, which will be our fiscal 2012, beginning on May 1, 2011.  We do not anticipate the adoption of this update to have a material impact on our financial statements.

2.  Restructurings

March 2009 Restructuring

In March 2009, we announced additional restructuring actions to consolidate manufacturing facilities to reduce costs.  All of the restructuring actions were complete at the end of fiscal 2010.

In total, this additional restructuring affected approximately 850 employees worldwide. We recorded a total pre-tax charge of $12,511 during fiscal 2009 and 2010 related to this restructuring.

During fiscal 2010, we recorded a restructuring charge of $5,248, which consisted of $3,512 for employee severance, $279 in the cancellation of lease agreements and $1,457 for other costs.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

2. Restructuring - Continued

During fiscal 2009, we recorded a restructuring charge of $7,263, which consisted of $100 for employee severance, $1,373 in impairment for buildings and improvements and machinery and equipment, $5,418 for impairment of customer funded tooling and $133 in forfeited security deposits related to the transfer of the certain new GM business and $239 related to professional fees.

As of May 1, 2010, we had an accrued restructuring liability of $420 reflected in the current liabilities section of our consolidated balance sheet.  During fiscal 2011, we paid out $140 of the liability, with $280 remaining as of April 30, 2011. We expect this liability to be paid out during fiscal 2012.

The table below reflects the activity related to the March 2009 restructuring for fiscal 2009, 2010 and 2011.

	One-Time Employee Severance	Asset Write-Downs	Other Costs	Total
Accrued balance at May 3, 2008	$—	$—	$—	$—

FY 2009 restructuring charges	100	6,924	239	7,263
Payments and asset write-downs	—	(6,924)	(198)	(7,122)
Accrued balance at May 2, 2009	$100	$—	$41	$141

FY 2010 restructuring charges	3,512	—	1,736	5,248
Payments and asset write-downs	(3,612)	—	(1,357)	(4,969)
Accrued balance at May 1, 2010	$—	$—	$420	$420

Payments	—	—	(140)	(140)
Accrued balance at April 30, 2011	$—	$—	$280	$280

January 2008 Restructuring

In January 2008, we announced a restructuring of our U.S.-based automotive operations and a decision to discontinue producing certain legacy products in the Interconnect segment.  The Automotive and Interconnect segment restructuring was completed during fiscal 2010.  We record the expense in the restructuring section of our consolidated statement of operations. We recorded a total pre-tax charge of $25,696 during fiscal 2008, 2009 and 2010 related to this restructuring initiative.

During fiscal 2010, we recorded a restructuring charge of $2,522, which consisted of $697 for employee severance, $1,564 for accelerated depreciation for buildings and equipment, and $261 related to other costs.

During fiscal 2009, we recorded a restructuring charge of $18,015, which consisted of $6,099 for employee severance, $3,522 and $7,276 in impairments and accelerated depreciation, respectively, for buildings and improvements and machinery and equipment, $153 in inventory write-downs and $965 related to professional fees.

During fiscal 2008, we recorded a restructuring charge of $5,159, which consisted of $3,355 for employee severance, $1,346 in impairments and accelerated depreciation for buildings and improvements and machinery and equipment and $458 related to professional fees.

At the end of fiscal 2010, we had an accrued restructuring liability of $155 reflected in the current liabilities section of our consolidated balance sheet. There were $134 of payments made against this liability during fiscal 2011. The remaining accrual balance of $21 was reversed to the statement of operations. The accrued restructuring balance is zero as of April 30, 2011.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

2. Restructuring - Continued

The table below reflects the January 2008 restructuring activity for fiscal 2009, 2010 and 2011.

	One-Time Employee Severance	Asset Write-Downs	Other Costs	Total
Accrued balance at May 3, 2008	$3,152	$—	$24	$3,176

Fiscal 2009 restructuring charges	6,099	10,951	965	18,015
Fiscal 2009 payments and asset write-downs	(7,402)	(10,951)	(989)	(19,342)
Accrued balance at May 2, 2009	1,849	—	—	1,849

Fiscal 2010 restructuring charges	697	1,564	261	2,522
Fiscal 2010 payments and asset write-downs	(2,429)	(1,564)	(223)	(4,216)
Accrued balance at May 2, 2009	$117	$—	$38	$155

Fiscal 2011 payments	(96)	—	(38)	(134)
Accrual reversal in fiscal 2011	(21)	—	—	(21)
Accrued balance at April 30, 2011	$—	$—	$—	$—

3.  Acquisitions and Divestitures

Fiscal 2011 Acquisitions

In May 2010, we paid $1,000 for an 15% equity investment in Eetrex Incorporated to facilitate our entry into the electric vehicle market. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles. In March 2011, we paid an additional $1,070, for a total investment of $2,070, to acquire an additional 36% of the stock of Eetrex. In April 2011, we paid an additional $650 and acquired an additional 19% of their stock, for a total 70% ownership. In March 2011, we recognized a gain of $165 on our initial investment of $1,000, at the date control was obtained. We have additional options to acquire an additional 20% of Eetrex between July 1, 2011 and October 31, 2011 for $1,080. In the event we exercise the option to purchase the additional 20%, each of the existing stockholders of Eetrex will have the right to exercise put options, requiring us to purchase their remaining shares after the end of fiscal 2014 or 2016, and we will have an option to purchase any remaining shares after the end of fiscal 2016. The purchase price will be based on a percentage of net sales recorded since March 2011 of between 2.0% and 3.5%.

Based on a third-party valuation report, management determined that 100% of the net assets of Eetrex had a fair value of $6,600 as of the date that control was obtained in March 2011.  Additionally in March 2011, we also recorded $3,234 of non-controlling interest related to the transaction. The fair values assigned to intangible assets acquired were $2,000 for the technology valuation, and tangible net assets of $274, resulting in $4,326 of goodwill.  The technology valuation will be amortized over 10 years.   The accounts and transactions of Eetrex have been included in the Power Products segment in the consolidated financial statements from the effective date of the acquisition. We do not expect any of the goodwill of $4,326 to be deductible for income tax purposes.

Fiscal 2011 Divestitures

In March 2011, we sold our 75% ownership interest in Optokon, a manufacturer of optical cabling and test equipment, located in the Czech Republic, to the minority shareholder for $9,950. The net assets of our 75% ownership interest had a book value of $9,859. We recorded a gain of $4,148 related to sale of the net assets, primarily attributable to the cumulative translation gains since the date of the initial investment. We also recorded income taxes related to the sale of $3,493, resulting in a gain net of taxes of $655. In the sale, we received $5,896 in cash as well as a collateralized note for $4,054. The note is a 15-year, interest bearing note, payable monthly. As of April 30, 2011, the current portion of the note of $156 is reflected in the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

3.  Acquisitions and Divestitures - Continued

prepaid and other current assets and the long-term portion of the note of $3,867 in the other long-term assets in our consolidated balance sheets.

We concluded the Optokon results of operations for fiscal 2011, 2010 and 2009 were not material to the consolidated or segment level financial statements for those periods presented to be separately reported as a discontinued operations in accordance with ASC 205-20, "Presentation of Financial Statements".

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

Based on a third-party valuation report, management determined that the tangible net assets had a fair value of $20,533.  The fair values assigned to intangible assets acquired were $12,170 for customer relationships, $2,700 for the trade name and trademarks, $1,450 for technology valuation, and $170 for non-competes, resulting in $19,063 of goodwill.  The customer relationships, technology valuation and non-competes are being amortized over 5 to approximately 12 years.  The trade name and trademarks are not subject to amortization but are subject to periodic impairment testing.  The accounts and transactions of Hetronic have been included in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition.  See Note 4 for information about the Hetronic intangible asset and goodwill write-off in fiscal 2009.

4.  Intangible Assets and Goodwill

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review our goodwill and indefinite-lived intangibles annually in accordance with ASC No. 350, “Intangibles - Goodwill and Other.”  The values assigned to goodwill intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations, future cash flows, a change in strategic direction or our market capitalization remaining below our net book value for a significant period of time could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.  We performed the annual goodwill and indefinite-lived intangible asset impairment analysis as of April 30, 2011 and May 1, 2010, using a discounted cash flow model for each reporting unit based forecasted budgets using the business conditions which existed as of the testing date.  The goodwill test was completed on two reporting units in the Power Products segment and one business unit in the Interconnect segment. In addition, we performed impairment analysis for indefinitely-lived intangible assets on one reporting unit in the Interconnect segment. Based on the results of the test, we concluded that there was no impairment of goodwill or indefinite-lived intangible assets as of April 30, 2011 and May 1, 2010.

In fiscal 2009, based on events and general business declines, we performed “step one” of the goodwill impairment test in accordance with ASC No. 350, on the reporting units.  Based on this test, we determined that the fair value was less than the carrying value of the net assets for certain reporting units.  We completed  “step two” of the goodwill test and concluded that goodwill was impaired.  Therefore, for fiscal 2009, we recorded a goodwill impairment charge of $25,838 in our Automotive segment, $30,752 in our Interconnect segment, $5,358 in our Power Products segment and $1,203 in our Other segment for a total of $63,151 related to these assets.

Also, in accordance with ASC No. 360, “Property, Plant and Equipment”, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During fiscal 2009, based on our future estimates of the undiscounted cash flows, it was determined that certain identifiable intangible assets of our TouchSensor and Hetronic businesses in the Interconnect segment, the Automotive Safety Technologies business in our Automotive segment and Magna-Lastic Devices, Inc. from our Other segment were impaired.  Therefore, we recorded an

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

4.  Intangible Assets and Goodwill - Continued

impairment charge of $26,176 in the Interconnect segment, $4,626 in the Automotive segment and $421 in the Other segment for a total of $31,063 for these assets.

Goodwill increased $4,326 in fiscal 2011, related to the purchase of 70% of the stock of Eetrex. Please see Note 3 for more information.

Goodwill increased $325 in fiscal 2010, related to a final payout for the 2005 acquisition of Cableco Technologies Corporation.  We had originally issued 623,526 shares of restricted common stock in connection with the contingent payments related to this transaction.  The contingent payments were to be earned if certain operational and financial milestones were met, depending on certain factors.  In fiscal 2010, the sellers earned 27,567 of the restricted shares.  Since acquisition, including the 27,567 shares earned in fiscal 2010, the sellers earned a total of 383,831 of the restricted shares.  The remaining 239,695 restricted shares were cancelled in fiscal 2010.

The following table shows the roll-forward of goodwill in the financial statements resulting from our acquisition and impairment activities for fiscal 2009, 2010 and 2011.

	Automotive	Interconnect	Power Products	Other	Total
Balance as of May 3, 2008	$25,838	$22,835	$4,600	$1,203	$54,476

Attibutable to 2009 acquisitions	—	19,063	—	—	19,063
Adjustments due to earn-out	—	—	625	—	625
Adjustments due to finalization of purchase price allocation	—	—	758	—	758
Impairment	(25,838)	(30,752)	(5,358)	(1,203)	(63,151)
Balance as of May 2, 2009	$—	$11,146	$625	$—	$11,771

Adjustments due to earn-out	—	—	325	—	325
Balance as of May 1, 2010	$—	$11,146	$950	$—	$12,096

Attibutable to 2011 acquisitions	—	—	4,326	—	4,326
Balance as of April 30, 2011	$—	$11,146	$5,276	$—	$16,422

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

4.  Intangible Assets and Goodwill - Continued

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of April 30, 2011
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$14,995	$13,417	$1,578	12.7
Trade names, patents and technology licenses	25,774	8,978	16,796	12.4
Covenants not to compete	480	431	49	0.8
Total	$41,249	$22,826	$18,423

	As of May 1, 2010
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$14,995	$13,066	$1,929	13.7
Trade names, patents and technology licenses	23,774	6,991	16,783	13.0
Covenants not to compete	480	381	99	1.8
Total	$39,249	$20,438	$18,811

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2012	$1,804
2013	1,525
2014	1,481
2015	1,469
2016	1,317

As of April 30, 2011, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

5.  Shareholders’ Equity

Preferred Stock.  We have 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

Common Stock.   The number of shares of common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	April 30, 2011	May 1, 2010
Authorized	100,000,000	100,000,000
Issued	38,312,243	38,149,946
In treasury	1,342,188	1,342,188

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity - Continued

Dividends

We paid quarterly dividends totaling $10,329, $10,414 and $9,778 during fiscal 2011, 2010 and 2009, respectively.  We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.

2010 Stock Plan

Our Board of Directors, on the recommendation of our Compensation Committee, adopted the Methode Electronics, Inc. 2010 Stock Plan (the "2010 Stock Plan"). The 2010 Stock Plan was voted on and approved by the shareholders at our annual shareholders meeting on October 14, 2010.

The 2010 Stock Plan permits a total of 2,000,000 shares of our common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock units, stock appreciation rights, and performance share units. The 2010 Stock Plan is designed to allow for "performance-based compensation" under Section 162(m) of the Code. As such, qualified awards payable pursuant to the 2010 Stock Plan should be deductible for federal income tax purposes under most circumstances.     As of April 30, 2011, there were 912,000 shares still available for award under the 2010 Stock Plan.

Below are key elements related to the stock options, performance-based restricted stock awards and time-based restricted stock units issued in fiscal 2011 under the 2010 Stock Plan:

Bonus in Lieu of Dividends - For the performance-based restricted stock awards, bonuses in lieu of dividends will not be paid until the restrictions lapse (i.e., not in first 5 years). At such time as the restrictions lapse, the executive will be paid a “dividend catch-up” bonus calculated based on the dividends declared during the restricted period and the number of shares earned. The shares will count towards the executive's minimum stock ownership requirements once the restrictions lapse (to the extent the shares continue to be held). For the time-based restricted stock units, once the restricted stock units vest and until the shares are delivered, the executive will be paid a quarterly bonus in lieu of dividends calculated based on declared dividends and the total number of vested restricted stock units held.

Tandem Cash Award - The executives were also be granted RSA Tandem Cash Awards. These cash incentive awards will become payable if performance under the RSAs described above exceeds target performance. If the performance measure target for the RSAs is exceeded, the amount payable under the RSA tandem cash bonus will equal the product of the closing price of our common stock as of May 1, 2015 and the number of shares awarded to such executive officer not to exceed 40% of the awarded shares.

Change of Control (Performance-based Restricted Stock Awards) - In the event of a Change of Control, Grantee shall vest in the percentage of Restricted Shares that, extrapolated from the Company's external enterprise value as of the date of the Change of Control, would have vested on the Vesting Date. External enterprise value equals the fair market value per share of the Company's Common Stock as determined by the bona fide offer for the Company's Common Stock causing the Change of Control.

Change of Control (Time-based Restricted Stock Units) - In the event of a change in control prior to the end of the 5-year period, the vesting accelerates and the restrictions on any unvested shares will lapse.

Change of Control (Stock Options) - In the event of a change, the vesting of all outstanding option awards will be accelerated.

Stock Options Awarded Under the 2010 Stock Plan

During fiscal 2011, the Compensation Committee approved the award of options to purchase 128,000 shares of our common stock to our executive officers under the 2010 Stock Plan.  The stock options have a ten-year term and vest 33.3% each year over a three-year period.   The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity - Continued

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for fiscal 2011:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 1, 2010	—	$—
Awarded	128,000	9.24
Exercised	—	—
Cancelled	—	—
Outstanding at April 30, 2011	128,000	$9.24

Options Outstanding at April 30, 2011
Shares	Exercise Price	Avg. Remaining Life (Years)
128,000	$9.24	9.5

The options outstanding had an intrinsic value of $399 at April 30, 2011. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on April 30, 2011.

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2010 Stock Plan
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

We recognized pre-tax compensation expense for stock options awarded under the 2010 Stock Plan of $200 for fiscal 2011. We record the compensation expense related to the stock options in the selling and administrative section of our statement of operations.

Restricted Stock Awards and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2011, the Compensation Committee awarded 640,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain members of management. The performance measure will be the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity - Continued

will vest, i.e., the restrictions will lapse, at the end of the five-year performance period to the extent the performance goals have been achieved. The remaining shares will be forfeited.

During fiscal 2011, our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units ("RSUs") to certain members of management. The restricted stock units will vest 20% each year on the last day of our fiscal year and be 100% vested on the last day of fiscal 2015, provided the executive remains employed. The Shares of Common Stock underlying the vested RSUs will not be delivered to the employee until after the employee terminates employment from the Company.

The following table summarizes the RSA and RSU activity for fiscal 2011 for the RSAs awarded under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at May 1, 2010	—	—
Awarded	640,000	320,000
Vested	—	—
Forfeited and Cancelled	—	—
Unvested and unissued at April 30, 2011	640,000	320,000

			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year	Number of Shares	Vesting Period		April 30, 2011	April 30, 2011
2011	640,000	5-year RSA cliff, performance based	$9.70	$5,137	$5,137
2011	320,000	5-year RSU, equal annual installments	9.70	1,857	1,857

We recognized pre-tax compensation expense for RSAs and RSUs of $1,675 in fiscal 2011.  We record the expense in the selling and administrative expenses section of our consolidated statement of operations.

2007 Stock Plan

In June 2007, our Board of Directors, on the recommendation of our Compensation Committee, adopted the Methode Electronics, Inc. 2007 Stock Plan (the “2007 Stock Plan”).  The Stock Plan was voted on and approved by the shareholders at our annual meeting in September 2007. Upon adoption of the Stock Plan, our board of directors elected to terminate the 2004 Plan and the 2000 Plan with respect to the shares reserved under these plans that are not subject to outstanding awards.

The 2007 Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is canceled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  As of April 30, 2011 there were 349,931 shares still available for award under the 2007 Stock Plan.

The Board of Directors has determined that the 2007 Stock Plan will only be used for equity awards to our independent directors and non-executive employees.

Stock Options Granted Awarded the 2007 Stock Plan

In fiscal 2009, the Compensation Committee approved the award of options to purchase 285,000 shares of our common stock to our executive officers under the 2007 Stock Plan.  The fiscal 2009 awards vest on the third anniversary of the date of grant.  In fiscal 2010, the Compensation Committee approved the award of options to purchase 275,000 shares of our common stock to our executive officers and other members of management under the same plan.  The awards vest one-third per year on each anniversary of the date of grant.  Additionally, the Compensation Committee approved the award of options to

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity - Continued

purchase 35,500 shares of our common stock to some members of the management team that vest on the third anniversary of the date of grant.  In fiscal 2011, the Compensation Committee approved the award of options to purchase 125,000 shares of our common stock to some non-executive members of the management team that vest on the third anniversary of the date of grant. The stock options awarded under the 2007 Stock Plan have a ten-year term.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan as of April 30, 2011:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 2, 2009	285,000	$2.72

Granted	310,500	6.65
Exercised	—	—
Cancelled	—	—
Outstanding at May 1, 2010	595,500	$4.77

Granted	125,000	10.55
Exercised	—	—
Cancelled	—	—
Outstanding at April 30, 2011	720,500	$5.77

Options Outstanding
at April 30, 2011

Shares	Exercise Price	Avg. Remaining Life (Years)
285,000	$2.72	7.9
275,000	6.46	8.2
35,500	8.13	8.6
125,000	10.55	9.2
720,500	$5.77

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity - Continued

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2009 Awards	Fiscal 2010 Awards	Fiscal 2011 Awards
Average expected volatility	69.58%	86.88%	85.59%
Average risk-free interest rate	1.39%	1.43%	1.09%
Dividend yield	2.26%	2.77%	3.63%
Expected life of options	6.87 years	6.87 years	7.03 years
Weighted-average grant-date fair value	$1.46	$4.02	$5.88

We recognized pre-tax compensation expense for stock options awarded under the 2007 Stock Plan of $788, $450 and $17 in fiscal 2011, 2010 and 2009, respectively.  We record the expense in the selling and administrative section of our consolidated statement of operations.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s were fully vested as of April 30, 2011.  As of April 30, 2011, no shares have been delivered in connection with the RSUs.

At the beginning of fiscal 2011, there were 25,350 shares of common stock subject to time-based RSAs outstanding, all of which vested as of April 30, 2011.  The time-based RSAs vest in three equal annual installments from the grant date.  All of the unvested RSAs are entitled to voting rights and to payment of dividends.  During fiscal 2011, the Compensation Committee awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

During fiscal 2010, it was determined that based on the current economic environment, the performance shares granted in fiscal 2008 and 2009 were not meeting the revenue growth and return on invested capital targets.  Due to the performance shares not meeting financial targets, all of the 382,769, performance-based stock awards granted in fiscal 2008 and fiscal 2009 were canceled.  There was no adjustment to the pre-tax compensation expense to reflect the performance shares not meeting current and future anticipated revenue growth and return on invested capital targets because the compensation expense was fully reversed in fiscal 2009.  We recognized pre-tax compensation expense for RSAs of $343 and $421in fiscal 2011 and 2010, respectively and a pre-tax compensation expense reversal of $570 for fiscal 2009.  We record the expense in the selling and administrative expenses section of our consolidated statement of operations.

The following table summarizes the RSA activity under the 2007 Stock Plan:

	Fiscal Year
	2011	2010	2009
Unvested at beginning of fiscal year	25,350	453,287	357,298
Awarded	24,000	24,000	356,665
Vested	(47,600)	(62,140)	(105,522)
Cancelled	—	(382,769)	(120,750)
Forfeited	(1,750)	(7,028)	(34,404)
Unvested at end of period	—	25,350	453,287

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

5.  Shareholders’ Equity - Continued

2000 and 2004 Stock Plans

Stock Options Awarded Under the 2000 and 2004 Stock Plans

Options to purchase 282,767 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of April 30, 2011.  There was no compensation expense related to these options in fiscal 2011, 2010 or 2009.  Options to purchase 96,934 shares of our common stock expired during fiscal 2011.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 Stock Plans for fiscal 2011, 2010 and 2009:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
May 3, 2008	689,689	$10.26	689,689	$10.26

Granted	—	—
Exercised	(19,089)	5.90
Cancelled	(44,967)	10.65
May 2, 2009	625,633	$10.36	625,633	$10.36

Granted	—	—
Exercised	(17,648)	10.62
Cancelled	(78,209)	12.08
May 1, 2010	529,776	10.10	529,776	10.10

Granted	—	—
Exercised	(150,075)	6.85
Cancelled	(96,934)	13.03
April 30, 2011	282,767	$10.82	282,767	$10.82

Options Outstanding and
Exercisable at April 30, 2011
Range of Exercise Prices	Shares	Wtd. Avg. Exercise Price	Avg. Remaining Life (Years)
$7.45 - $7.69	12,725	$7.64	0.1
$9.03 - $11.44	270,042	10.97	1.6
	282,767	10.82

6.  Employee 401(k) Savings Plan

We have an Employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the Employee 401(k) Savings Plan were $1,261, $1,429 and $1,950 in fiscal 2011, 2010 and 2009, respectively.

7.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	April 30, 2011	May 1, 2010
Deferred tax liabilities:
Accelerated tax depreciation	$2,731	$2,978
Unremitted earnings	2,679	—
Deferred income	1,417	—
	6,827	2,978
Deferred tax assets:
Deferred compensation and stock award amortization	2,845	1,875
Inventory valuation differences	1,200	1,364
Property valuation differences	4,523	4,456
Accelerated book amortization	17,447	19,738
Environmental reserves	1,868	1,569
Bad debt reserves	494	710
Vacation accruals	926	855
Restructuring accruals	150	197
Foreign investment tax credit	26,411	23,933
Net operating loss carryovers	12,404	1,312
Other accruals	808	1,300
	69,076	57,309
Less valuation allowance	54,015	48,402
Total deferred tax assets	15,061	8,907
Net deferred tax assets	$8,234	$5,929
Balance sheet classification:
Current asset	$3,778	$2,272
Non-current asset	4,456	3,657
	$8,234	$5,929

In addition to the deferred tax assets listed in the table above, the Company had an unrecorded tax benefit of $309 at April 30, 2011, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for the Company's common stock issued under the Company's stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into our federal and state net operating loss carry forwards, which are discussed below.

At April 30, 2011, we had valuation allowances against our deferred tax assets of $54,015.  In accordance with ASC No. 740, “Income Taxes”, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  In fiscal 2010, we utilized all ability to carry-back federal U.S. losses to prior years.  Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

In forming a judgment about the future realization of our deferred tax assets, we considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our recent cumulative loss.  We

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

7. Income Taxes - Continued

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

The federal and state NOL carry forwards relate to the current years’ NOLs, which may be used to reduce tax liabilities in future years.  If not realized, the federal tax benefits of $10,255 expire over a twenty year period.  If not realized, the state tax benefits of $2,149 expire over a twelve to twenty year period.

Income taxes from continuing operations consisted of the following:

	Fiscal Year Ended
	April 30, 2011	May 1, 2010	May 2, 2009
Current
Federal	$(2,703)	$(11,356)	$(6,956)
Foreign	4,179	1,339	867
State	(345)	61	(309)
	1,131	(9,956)	(6,398)
Deferred	(5,207)	3,992	8,078
	$(4,076)	$(5,964)	$1,680

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings/(loss) is as follows:

	Fiscal Year Ended
	May 1, 2010		May 1, 2010		May 2, 2009
Income tax at statutory rate	$5,169	35.0%	$2,693	35.0%	$(38,779)	35.0%
Effect of:
State income taxes, net of federal benefit	84	0.6%	637	8.3%	(2,559)	2.3%
Foreign operations with lower statutory rates	(10,640)	(72.1)%	(4,723)	(61.4)%	(2,578)	2.3%
Foreign losses with no tax benefit	289	2.0%	532	6.9%	13,498	(12.2)%
Foreign investment tax credit (FTC)	(1,276)	(8.6)%	(337)	(4.4)%	(2,027)	1.8%
Change in tax contingency reserve	(2,716)	(18.4)%	(3,344)	(43.5)%	37	—%
Research and development credit	—	—%	(293)	(3.8)%	(255)	0.2%
Goodwill	—	—%	—	—%	6,422	(5.8)%
True-up of refundable receivable estimate	—	—%	1,714	22.3%	—	—%
Valuation allowance	5,613	38.0%	(2,975)	(38.6)%	27,953	(25.1)%
Other, net	(599)	(4.1)%	132	1.7%	(32)	—%
Income tax provision	$(4,076)	(27.6)%	$(5,964)	(77.5)%	$1,680	(1.5)%

We paid income taxes of $5,187 in fiscal 2011, $1,392 in 2010 and $8,280 in fiscal 2009.  In fiscal 2011 and 2010, we received a tax refund of $13,208 and $9,334, respectively in the U.S.  Except for $7,653 in our Ireland subsidiary, no provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

7. Income Taxes - Continued

reinvested in our foreign operations.  If the undistributed net income of $104,845 were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $41,938, before available foreign tax credits.  It is not practical to estimate the amount of foreign tax withholdings or foreign tax credits that may be available. We record investment tax credits using the "flow through" method.

Income tax provision (benefit) allocated to allocated to continuing operations and discontinued operations were as follows for the years ended:

	Fiscal Year
	2011	2010	2009
Continuing operations	$(4,076)	$(5,964)	$1,680
Discontinued operations	3,493	—	—
Total tax provision	$(583)	$(5,964)	$1,680

 As of April 30, 2011, our gross unrecognized tax benefits totaled $375.  After considering the federal impact on the state issues, $375 of this total would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 1, 2010	$2,782
Increases for positions related to the current year	50
Decreases for positions related to the prior years	(674)
Lapsing of statutes of limitations	(1,783)
Balance at April 30, 2011	$375

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months from the end of the fiscal 2011.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions of $50.

The U.S. federal statute of limitations remains open for fiscal year ended May 3, 2008.  Generally, the fiscal years ended May 3, 2008 and forward remain open under the state statute of limitations.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $324 accrued for interest and no accrual for penalties at April 30, 2011.  We recorded an interest expense reversal related to unrecognized tax provision of $779 in fiscal 2011 and no expense for penalties.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Environmental Matters - Continued

8.  Earnings/(Loss) Per Share Attributable to Methode Shareholders

Basic earnings/(loss) per share attributable to Methode shareholders ("basic earnings/(loss) per share") is calculated by dividing net earnings/(loss) by the weighted average number of common shares outstanding for the applicable period.  Diluted income/(loss) per share attributable to Methode shareholders ("diluted earnings/(loss) per share") is calculated after adjusting the denominator of the basic income/(loss) per share calculation for the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Fiscal Year Ended
	April 30, 2011	May 1, 2010	May 2, 2009
Numerator:
Income/(loss) from continuing operations, net of tax	$18,845	$13,655	$(112,483)
Income from discontinued operations, net of tax	655	—	—
Net income/(loss) attributable to Methode Electronics, Inc.	$19,500	$13,655	$(112,483)

Denominator:
Denominator for basic earnings/(loss) per share-weighted average shares	37,128,157	36,711,925	36,879,233
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	710,511	219,679	—
Denominator for diluted earnings/(loss) per share adjusted weighted average shares and assumed conversions	37,838,668	36,931,604	36,879,233

Basic income/(loss) per share:
Continuing operations	$0.51	$0.37	$(3.05)
Discontinued operations	$0.02	$—	$—
Basic income/(loss) per share	$0.53	$0.37	$(3.05)

Diluted income/(loss) per share:
Continuing operations	$0.50	$0.37	$(3.05)
Discontinued operations	$0.02	$—	$—
Diluted income/(loss) per share	$0.52	$0.37	$(3.05)

Options to purchase 135,990, 369,651 and 625,633 shares of common stock were outstanding at April 30, 2011, May 1, 2010 and May 2, 2009, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.  Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the fiscal year ended May 2, 2009 are the same.

9.  Environmental Matters

We are not aware of any potential unasserted environmental claims that may be brought against us.  We are involved in environmental investigation and/or remediation at two of our plant sites no longer used for operations.  We use environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements.  Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated.  A number of factors affect the cost of environmental remediation, including the determination of the extent of

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Environmental Matters - Continued

contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology.  Considering these factors, we have estimated (without discounting) the costs of remediation, which will be incurred over a period of several years.  Recovery from insurance or other third parties is not anticipated.  We are not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2015.

At April 30, 2011 and May 1, 2010, we had accruals, primarily based upon independent engineering studies, for environmental matters of $4,669 and $4,017, respectively, of which $500 was classified in other accrued expenses and the remainder was included in other long-term liabilities on our consolidated balance sheet.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2011, we spent $527 on remediation cleanups and related studies compared with $474 in fiscal 2010 and $685 in fiscal 2009.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2011, 2010 or 2009.

10.  Comprehensive Income/(Loss)

The components of our comprehensive income/(loss) for fiscal 2011, 2010 and 2009 include net income/(loss) and adjustments to shareholders equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Fiscal 2011
	Total	Methode Shareholders	Noncontrolling Interest
Net income/(loss)	$19,193	$19,500	$(307)
Translation adjustment	7,187	6,905	282
Total comprehensive income(loss)	$26,380	$26,405	$(25)

	Fiscal 2010
	Total	Methode Shareholders	Noncontrolling Interest
Net income	$13,781	$13,655	$126
Translation adjustment	682	572	110
Total comprehensive income	$14,463	$14,227	$236

	Fiscal 2009
	Total	Methode Shareholders	Noncontrolling Interest
Net income/(loss)	$(112,140)	$(112,483)	$343
Translation adjustment	(13,268)	(12,706)	(562)
Total comprehensive loss	$(125,408)	$(125,189)	$(219)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Environmental Matters - Continued

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

12.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 17.9% and 17.6% of consolidated net sales in fiscal 2011; two customers accounted for 18.2% and 13.9% of consolidated net sales, respectively in fiscal 2010 and two customers accounted for 18.8% and 9.7% of consolidated net sales in fiscal 2009.

At April 30, 2011 and May 1, 2010, accounts receivable from customers in the automotive industry were approximately $44,428 and $11,300, respectively, which included $8,077 and $5,682, respectively, at our Maltese subsidiary.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers generally have been within management’s expectation.

13.  Line of Credit

We had an agreement with our primary bank for a revolving credit facility to provide up to $75,000 of ready financing for general corporate purposes, including acquisition opportunities that may become available.  The bank credit agreement, which was scheduled to expire on February 28, 2011, required maintenance of certain financial ratios and a minimum net worth level.
On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 25, 2016. The new credit facility is in the aggregate principal amount of $75,000, with an option to increase the principal amount by an additional $25,000 subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Environmental Matters - Continued

Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At April 30, 2011, we were in compliance with the covenants of the agreement. During fiscal 2011, we had borrowings of $18,000 and payments of $18,143, which includes $143 of interest under this credit facility. As of April 30, 2011, there were no outstanding balances due against the credit facility.
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 above.  We allocate resources to and evaluate performance of segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

14.  Segment Information and Geographic Area Information - Continued

The tables below presents information about our reportable segments:

	Fiscal Year Ended April 30, 2011
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$228,362	$139,877	$50,768	$13,052	$(3,844)	$428,215
Transfers between segments	(2,315)	(1,096)	(353)	(71)	3,835	—
Net sales to unaffiliated customers	$226,047	$138,781	$50,415	$12,981	$(9)	$428,215

Income/(loss) from operations	$13,325	$19,989	$3,630	$(2,032)	$(18,968)	$15,944
Interest (income)/expense, net	(311)	(121)	1	—	629	198
Other (income)/expense, net	2,067	(593)	174	4	(368)	1,284
Income/(loss) before income taxes	$11,569	$20,703	$3,455	$(2,036)	$(19,229)	$14,462

Depreciation and amortization	$7,704	$3,579	$2,283	$698	$1,492	$15,756

Identifiable assets	$167,991	$122,687	$42,330	$8,726	$(6,990)	$334,744

	Fiscal Year Ended May 1, 2010
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$203,229	$124,619	$40,871	$9,388	$(461)	$377,646
Transfers between segments	—	(355)	(342)	(55)	752	—
Net sales to unaffiliated customers	$203,229	$124,264	$40,529	$9,333	$291	$377,646

Segment income (loss) from operations before restructuring charge, impairment of goodwill and intangible assets	$16,971	$12,589	$3,919	$(2,298)	$(15,970)	$15,211
Restructuring	(5,649)	(1,552)	(569)	—	—	(7,770)
Segment income (loss) from operations	$11,322	$11,037	$3,350	$(2,298)	$(15,970)	$7,441
Interest, (income)/expense, net	(87)	(185)	—	—	411	139
Other (income)/expense	232	925	(7)	1	(1,666)	(515)
Income/(loss) before income taxes	11,177	10,297	3,357	(2,299)	(14,715)	$7,817

Depreciation and amortization	$10,691	$4,756	$1,672	$760	$1,530	$19,409

Identifiable assets	$127,613	$125,133	$31,081	$7,659	$19,337	$310,823

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

14.  Segment Information and Geographic Area Information - Continued

	Fiscal Year Ended May 2, 2009
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$246,194	$132,190	$43,146	$8,355	$(1,039)	$428,846
Transfers between segments	—	(952)	(399)	(103)	1,454	—
Net sales to unaffiliated customers	$246,194	$131,238	$42,747	$8,252	$415	$428,846

Segment income (loss) from operations before restructuring charge, impairment of goodwill and intangible assets	$25,503	$847	$327	$(3,501)	$(14,887)	$8,289
Restructuring	(19,283)	(5,468)	(527)	—	—	(25,278)
Impairment of goodwill and intangible assets	(30,466)	(56,926)	(5,358)	(1,624)	—	(94,374)
Segment loss from operations	$(24,246)	$(61,547)	$(5,558)	$(5,125)	$(14,887)	$(111,363)
Interest (income)/expense, net	8	(526)	—	—	(864)	(1,382)
Other (income)/expense, net	(287)	(651)	190	5	1,222	479
Loss before income taxes	(23,967)	(60,370)	(5,748)	(5,130)	(15,245)	$(110,460)

Depreciation and amortization	$17,408	$15,262	$2,153	$1,019	$1,194	$37,036

Identifiable assets	$121,572	$115,085	$23,925	$6,613	$38,093	$305,288

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

14.  Segment Information and Geographic Area Information - Continued

The following table sets forth certain geographic financial information for fiscal years ended April 30, 2011, May 1, 2010 and May 2, 2009.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	April 30, 2011	May 1, 2010	May 2, 2009
Net Sales:
North America	$172,082	$168,121	$260,137
Asia Pacific	109,049	70,159	53,541
Malta	136,744	128,574	103,035
Europe, excluding Malta	10,340	10,792	12,133
	$428,215	$377,646	$428,846
Income (loss) before income taxes:
North America	$(33,953)	$(18,183)	$(81,985)
Asia Pacific	34,306	14,657	(30,610)
Europe	14,307	11,482	753
Income and expenses not allocated	(198)	(139)	1,382
	$14,462	$7,817	$(110,460)

Property, Plant and Equipment:
North America	$26,505	$23,085	$32,589
Asia Pacific	7,867	8,968	7,523
Malta	26,939	25,042	24,561
Europe, excluding Malta	200	4,781	5,244
	$61,511	$61,876	$69,917

15.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2015.  Rental expense under non-cancelable operating leases amounted to $4,313, $4,191 and $4,841 in fiscal 2011, 2010 and 2009, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2012	$2,480
2013	1,797
2014	1,301
2015	611
2016	299

16.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $14,645 and $11,984 as of the fiscal year ended April 30, 2011 and May 1, 2010, respectively, of pre-

production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  The unreimbursed costs incurred related to customer-owned tooling, for which we have the right to use, that are not subject to reimbursement are capitalized and depreciated over the expected life of the tooling or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. These amounts are included in our other assets section in the consolidated balance sheets.  Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement.

17.   Fair Value Measurements

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established by the accounting standards.  The hierarchy prioritizes the inputs into three broad levels as follows:

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

Below is a table that summarizes the fair value of assets and liabilities as of April 30, 2011:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments (Level 1)	Quoted prices in active markets for similar instruments (Level 2)	Other unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$57,445	$57,445	$—	$—
Assets related to deferred compensation plan	4,051	—	4,051	—
Total assets at fair value	$61,496	$57,445	$4,051	$—

Liabilities:
Liabilities related to deferred compensation plan	$3,085	$3,085	$—	$—
Total liabilities at fair value	$3,085	$3,085	$—	$—
 ______________________________________
(1) Includes cash, money-market investments and certificates of deposit.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

18.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2011 and May 1, 2010:

	Fiscal 2011 Quarter Ended
	July 31	October 30	January 29	April 30
Net sales	$98,973	$107,716	$102,102	$119,424
Gross profit	19,444	23,643	19,434	26,652

Income/(loss) from continuing operations, net of tax	4,065	(513)	5,883	9,410
Income from discontinued operations, net of tax	—	—	—	655
Net income/(loss) attributable to Methode Electronics, Inc.	$4,065	$(513)	$5,883	$10,065

Basic income/(loss) per share:
Continuing operations	$0.11	$(0.01)	$0.16	$0.25
Discontinued operations	$—	$—	$—	$0.02
Basic income/(loss) per share	$0.11	$(0.01)	$0.16	$0.27

Diluted income/(loss) per share:
Continuing operations	$0.11	$(0.01)	$0.16	$0.24
Discontinued operations	$—	$—	$—	$0.02
Diluted income/(loss) per share	$0.11	$(0.01)	$0.16	$0.26

	Fiscal 2010 Quarter Ended
	August 1	October 31	January 30	May 1
Net sales	$91,163	$99,568	$90,243	$96,672
Gross profit	20,254	21,784	15,319	22,578
Net income/(loss) attributable to Methode Electronics, Inc.	(19)	2,052	(4,475)	16,097
Net income/(loss) per basic common share	$—	$0.05	$(0.12)	$0.44

Significant Items for Fiscal 2011

The second quarter of fiscal 2011 includes a pre-tax charge of $3,834 for litigation regarding unsecured claims related to the Delphi bankruptcy. The litigation was settled in the third quarter of fiscal 2011for $2,068, resulting in a reversal of expense of $1,766. The fourth quarter of fiscal 2011 includes an after tax gain on the sale of a business of $655. In addition, the first, second, third and fourth quarter of fiscal 2011 includes pre-tax legal fees relating to the Delphi supply agreement and patent lawsuit of $1,474, $924, $1,123 and $1,247, respectively.

Significant Items for Fiscal 2010

The first, second, third and fourth quarters of fiscal 2010 include a pre-tax restructuring charge of $3,611, $3,156, $559 and $444, respectively.  In addition, the first, second, third and fourth quarters of fiscal 2010 include pre-tax legal fees

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

relating to the Delphi supply agreement and patent lawsuit of $440, $1,489, $2,356 and $1,481, respectively.

Significant Items for Fiscal 2009

The first, second, third and fourth quarters of fiscal 2009 include a pre-tax restructuring charge of $4,917, $6,284, $3,796 and $10,281, respectively.  In addition, the third and fourth quarters of fiscal 2009 include impairment charges for goodwill and intangible assets write-down of $32,678 and $61,696, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C			COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED APRIL 30, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,102	$249	$304	(1)	$515	(2)	$1,140
Deferred tax valuation allowance	48,402	7,088	582	(1)	2,057		54,015

YEAR ENDED MAY 1, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,444	$142	$25	(1)	$509	(2)	$1,102
Deferred tax valuation allowance	51,377	943	1,880	(1)	5,798	(3)	48,402

YEAR ENDED MAY 2, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,309	$120	$625	(1)	$360	(2)	$1,444
Deferred tax valuation allowance	31,164	27,506	(7,293)	(1)			51,377
 ______________________________________
(1) Impact of foreign currency translation and other reclassifications.
(2) Uncollectible accounts written off, net of recoveries.
(3) Reduction of valuation allowances on foreign tax assets with no effect on net income.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (26)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)
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

10.20*	Amended Cash Bonus Agreement effective as of April 6, 2007 between Methode Electronics, Inc. and Donald W. Duda (14)
10.21*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (14)
10.22*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (14)
10.23*	Methode Electronics, Inc. 2007 Stock Plan (15)
10.24*	Form Performance Based RSA Award Agreement (15)

Exhibit Number	Description
10.25*	Form Annual Cash Bonus Award Agreement (15)
10.26*	Form RSA Tandem Cash Award Agreement (15)
10.27*	Form Director RSA Award Agreement (15)
10.28*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (17)
10.29	Fourth Amendment and Waiver to Credit Agreement, effective as of May 2, 2009, among the Company as the Borrower, Bank of America, N.A. (19)
10.30*	Form of Methode Electronics, Inc. Restricted Stock and Tandem Cash Award Cancellation Agreement (20)
10.31*	Form of Non-Qualified Stock Option Award Agreement (21)
10.32*	Form of Amendment to Change in Control Agreement (22)
10.33*	Methode Electronics, Inc. 2010 Cash Incentive Plan (24)
10.34*	Methode Electronics, Inc. 2010 Stock Plan (24)
10.35*	Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (24)
10.36*	Form of Methode Electronics, Inc. Performance Based Restricted Stock Form Award Agreement (25)
10.37*	Form of Methode Electronics, Inc. Restricted Stock Unit Form Award Agreement (25)
10.38*	Form of Methode Electronics, Inc. RSA Tandem Cash Award Form Award Agreement (25)
10.39*	Form of Methode Electronics, Inc. Cash Bonus Form Award Agreement (25)
10.40*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (25)
10.41	Amendment to Credit Agreement, dated as of January 28, 2011, among the Company as the Borrower, Bank of America, N.A., as Administrative Agent and L/C issuer, and the Other Lenders party hereto (27)
10.42	Amended and Restated Credit Agreement dated as of February 25, 2011 among Methode Electronics, Inc. as the Borrower, Bank of America N.A., as Administrative Agent and Other Lenders party thereto (18)

21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
____________________________________________

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 10-K for the year ended April 30, 2005, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2005, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 10-Q for the three months ended January 31, 2003, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 8-K filed August 11, 2006, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed February 3, 2006, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 10-Q for the three months ended January 27, 2007, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 8-K filed March 12, 2007, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(16)	Previously filed with Registrant’s Form 8-K filed November 2, 2007, and incorporated herein by reference.

(17)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

(18)	Previously filed with Registrant’s Form 10-Q filed March 3, 2011, and incorporated herein by reference.

(19)	Previously filed with Registrant’s Form 10-Q for the three months ended August 1, 2009, and incorporated herein by reference.

(20)	Previously filed with Registrant’s Form 8-K filed December 18, 2009, and incorporated herein by reference.

(21)	Previously filed with Registrant’s Form 8-K filed July 9, 2009, and incorporated herein by reference.

(22)	Previously filed with Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.

(23)	Previously filed with Registrant’s Form 10-Q for the three month ended October 31, 2004, and incorporated herein by reference.

(24)	Previously filed with Registrant's Form 8-K filed October 20, 2010, and incorporated herein by reference.

(25)	Previously filed with Registrant's Form 8-K filed November 12, 2010, and incorporated herein by reference.

(26)	Previously filed with Registrant's Form 8-K filed December 17, 2010, and incorporated herein by reference.

(27)	Previously filed with Registrant's Form 8-K filed February 1, 2011, and incorporated herein by reference.
________________________________________
*  Management Compensatory Plan