Form 10-Q
period 2011-07-30
METHODE ELECTRONICS INC
filed 2011-09-01
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 30, 2011

or

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

At August 30, 2011, registrant had 37,020,890 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 30, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	July 30, 2011	April 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,426	$57,445
Accounts receivable, net	83,996	88,036
Inventories:
Finished products	7,703	6,271
Work in process	12,436	10,981
Materials	20,263	21,305
	40,402	38,557
Deferred income taxes	3,735	3,778
Prepaid and refundable income taxes	829	851
Prepaid expenses and other current assets	9,280	7,294
TOTAL CURRENT ASSETS	222,668	195,961
PROPERTY, PLANT AND EQUIPMENT	298,359	298,254
Less allowances for depreciation	236,471	236,743
	61,888	61,511
GOODWILL	16,422	16,422
INTANGIBLE ASSETS, net	17,961	18,423
PRE-PRODUCTION COSTS	14,923	14,645
OTHER ASSETS	27,345	27,782
	76,651	77,272
TOTAL ASSETS	$361,207	$334,744
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$37,772	$37,152
Other current liabilities	27,024	25,703
TOTAL CURRENT LIABILITIES	64,796	62,855
LONG-TERM DEBT	27,000	—
OTHER LIABILITIES	5,279	8,138
DEFERRED COMPENSATION	4,773	2,607
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,363,078 and 38,312,243 shares issued as of July 30, 2011 and April 30, 2011, respectively	19,182	19,156
Additional paid-in capital	74,002	72,113
Accumulated other comprehensive income	21,195	23,152
Treasury stock, 1,342,188 shares as of July 30, 2011 and April 30, 2011	(11,377)	(11,377)
Retained earnings	154,894	155,989
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	257,896	259,033
Noncontrolling interest	1,463	2,111
TOTAL EQUITY	259,359	261,144
TOTAL LIABILITIES AND EQUITY	$361,207	$334,744

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	July 30, 2011	July 31, 2010

Net sales	$110,804	$98,973

Cost of products sold	90,824	79,529

Gross Margins	19,980	19,444

Selling and administrative expenses	18,562	15,595

Income from operations	1,418	3,849

Interest expense, net	4	26
Other income, net	(43)	(849)

Income before income taxes	1,457	4,672

Income tax expense	22	642

Net income	1,435	4,030

Less: Net loss attributable to noncontrolling interest	(59)	(35)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$1,494	4,065

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.04	$0.11
Diluted	$0.04	$0.11
Cash dividends:
Common stock	$0.07	$0.07
Weighted average number of Common Shares outstanding:
Basic	37,277,306	37,045,771
Diluted	37,518,183	37,289,671

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	July 30, 2011	July 31, 2010
OPERATING ACTIVITIES
Net income	$1,435	$4,030
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for depreciation	3,439	3,356
Amortization of intangibles	462	556
Amortization of stock awards and stock options	1,110	342
Changes in operating assets and liabilities	(231)	(10,518)
Other	286	22
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	6,501	(2,212)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,553)	(1,956)
Purchase of investment	—	(750)
NET CASH USED IN INVESTING ACTIVITIES	(4,553)	(2,706)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	198	13
Cash dividends	(2,589)	(2,576)
Net borrowings	27,000	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	24,609	(2,563)

Effect of foreign currency exchange rate changes on cash	424	109

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	26,981	(7,372)
Cash and cash equivalents at beginning of period	57,445	63,821
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,426	$56,449

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

July 30, 2011

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of July 30, 2011 and results of operations for the three months ended July 30, 2011 and July 31, 2010 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 30, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 30, 2011 filed with the SEC on June 30, 2011.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Update, ("ASU"), 2009-13, "Revenue Recognition - Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which amends FASB ASC 605, Revenue Recognition, by modifying the criteria used to separate elements in a multiple-element arrangement, introducing the concept of "best estimate of selling price" for determining the selling price of a deliverable, requiring use of the relative selling price method and prohibiting use of the residual method to allocate arrangement consideration among units of accounting, and expanding the disclosure requirements for all multiple-element arrangements within the scope of FASB ASC 605-25. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our current fiscal year that began May 1, 2011. The adoption of this guidance did not have a significant impact on our financial statements.

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

If comparable financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after May 1, 2011, the beginning of our 2012 fiscal year. The adoption of this guidance did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which will be our fiscal 2012 third quarter beginning January 29, 2012. The adoption of this update is not expected to have a material impact on our financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income" which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. We will adopt this pronouncement for our fiscal year beginning April 29, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements.

3.             RESTRUCTURINGS

March 2009 Restructuring

In March 2009, we announced restructuring initiatives to consolidate our manufacturing facilities to reduce costs.  All of the March 2009 restructuring initiatives were complete as of the end of fiscal 2010.  At the end of fiscal 2011, we had an accrued restructuring liability of $280 reflected in the current liabilities section of our condensed consolidated balance sheet.  We expect this liability to be paid out by the end of fiscal 2012.

The table below reflects the activity related to the March 2009 restructuring for the three months ended July 30, 2011:

Other Costs
Accrued balance at April 30, 2011	$280

Payments during the first quarter of fiscal 2012	—
Accrued balance at July 30, 2011	$280

4.             COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months ended July 30, 2011 and July 31, 2010 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Three Months Ended July 30, 2011
		Methode	Noncontrolling
	Total	Shareholders	Interest
Net income/(loss)	$1,435	$1,494	$(59)
Translation adjustment	(1,941)	(1,957)	16
Total comprehensive loss	$(506)	$(463)	$(43)

	Three Months Ended July 31, 2010
		Methode	Noncontrolling
	Total	Shareholders	Interest
Net income/(loss)	$4,030	4,065	$(35)
Translation adjustment	(775)	(808)	33
Total comprehensive income/(loss)	$3,255	$3,257	$(2)

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

The following tables show the roll-forward of goodwill in the financial statements for the three months ended July 30, 2011 and July 31, 2010.  There was no activity for either period presented.

	Three Months Ended July 30, 2011
		Power
	Interconnect	Products	Total
Balance as of April 30, 2011	$11,146	$5,276	$16,422
Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of July 30, 2011	$11,146	$5,276	$16,422

	Three Months Ended July 31, 2010
		Power
	Interconnect	Products	Total
Balance as of May 1, 2010	$11,146	$950	$12,096
Attributable to acquisitions	—	—	—
Adjustments due to earn-out	—	—	—
Adjustments due to finalization of purchase price allocation	—	—	—
Balance as of July 31, 2010	$11,146	$950	$12,096

The following tables present details of the Company’s intangible assets:

	As of July 30, 2011
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,504	$1,491	12.4
Trade names, patents and technology licenses	25,774	9,340	16,434	12.3
Covenants not to compete	480	444	36	0.6
Total	$41,249	$23,288	$17,961

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

	As of April 30, 2011
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

As of July 30, 2011 and April 30, 2011, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

6.             INCOME TAXES

At July 30, 2011 and April 30, 2011, we had valuation allowances against our deferred tax assets of $56,118 and $54,015, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

In forming a judgment about the future realization of our deferred tax assets, we considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our recent cumulative loss in the U.S.  We will continue to assess this situation and make appropriate adjustments to the valuation allowance based on our evaluation of the positive and negative evidence existing at the time.  We are currently unable to forecast when there will be sufficient positive evidence for us to reverse the valuation allowances that we have recorded.

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

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	July 30, 2011	July 31, 2010
Income tax provision at statutory rate	$531	$1,648
Effect of:
State income taxes, net of federal benefit	23	26
Foreign operations with lower statutory rates	(2,507)	(2,657)
Valuation allowance	1,933	2,053
Uncertain tax positions	(23)	—
Other, net	65	(428)
Income tax provision	$22	$642

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three months ended July 30, 2011, we recognized an expense of $1 in interest and zero in penalties.  We had approximately $325 accrued at July 30, 2011 for the payment of interest and penalties.  The total unrecognized tax benefit as of July 30, 2011 was $338.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 30, 2011	$375
Increases for positions related to the current year	—
Decreases for positions related to the prior years	—
Settlements	(37)
Lapsing of statutes of limitations	—
Balance at July 30, 2011	$338

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the quarter.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions of approximately $37.

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

7.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the three-month periods presented:

	Three Months Ended
	July 30, 2011	July 31, 2010
Balance at the beginning of the period	38,312,243	38,149,946
Options exercised	21,975	1,350
Restricted stock awards vested	28,860	24,000
Balance at the end of the period	38,363,078	38,175,296

On July 29, 2011, we paid a quarterly dividend of $2,589.

Stock Options Granted Under the 2010 Stock Plan

In July 2011, the Compensation Committee approved the grant of options to purchase 128,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest 33.3% each year over a three-year period.   The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 stock plan for the three months ended July 30, 2011:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 30, 2011	128,000	$9.24
Granted	128,000	10.70
Exercised	—	—
Cancelled	—	—
Outstanding at July 30, 2011	256,000	$9.97

Options Outstanding at July 30, 2011
Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	128,000	9.2
$10.70	128,000	10.0

The options outstanding had an intrinsic value of $172 at July 30, 2011. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 30, 2011.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2011	Fiscal 2012
	Awards	Awards
Average expected volatility	85.83%	52.76%
Average risk-free interest rate	0.60%	0.63%
Dividend yield	3.49%	2.66%
Expected life of options	7.03 years	7.03 years
Weighted-average grant-date fair value	$5.19	$4.27

We recognized pre-tax compensation expense for stock options granted under the 2010 stock plan of $109 for the three months ended July 30, 2011 and zero for the three months ended July 31, 2010.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

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

Our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units to certain members of management during the third quarter of fiscal 2011. The restricted stock units will vest 20% each year on the last day of our fiscal year and be 100% vested on the last day of fiscal 2015 provided the executive remains employed.

The following table summarizes the RSA and RSU activity for the three months ended July 30, 2011 for the RSA's and RSU's granted under the 2010 stock plan:

	RSA	RSU
	Shares	Shares
Unvested and unissued at April 30, 2011	640,000	320,000
Awarded	—	—
Vested	—	—
Forfeited and Cancelled	—	—
Unvested and unissued at July 30, 2011	640,000	320,000

			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year	Number of Shares	Vesting Period		July 30, 2011	July 30, 2011
2011	640,000	5-year cliff, performance based	$9.70	$4,817	$4,817
2011	320,000	5-year, equal annual installments	9.70	1,629	N/A

We recognized pre-tax compensation expense for RSAs issued under the 2010 stock plan of $548 and zero for the three months ended July 30, 2011 and July 31, 2010, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

Stock Options Granted Under the 2007 Stock Plan

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 stock plan for the three months ended July 30, 2011:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2011	720,500	$5.77
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at July 30, 2011	720,500	$5.77

Options Outstanding at July 30, 2011
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	7.6
$6.46	275,000	7.9
$8.13	35,500	8.4
$10.55	125,000	9.0
$5.77	720,500

The options outstanding had an intrinsic value of $3,464 at July 30, 2011.

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

We recognized pre-tax compensation expense for stock options granted under the 2007 stock plan of $144 and $66 for the three months ended July 30, 2011 and July 31, 2010, respectively.  We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Restricted Stock Awards Granted Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards (RSAs) granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s are fully vested as of July 30, 2011.  As of July 30, 2011, no shares have been delivered pursuant to the RSUs.

At the beginning of fiscal 2012, there were no RSAs outstanding related to the 2007 stock plan. During the three months ended July 30, 2011, we awarded 28,860 restricted shares to our independent directors, all of which vested immediately upon grant.

We recognized pre-tax compensation expense for RSAs issued under the 2007 stock plan of $309 and $276 for the three months ended July 30, 2011 and July 31, 2010, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

Stock Options Granted Under the 2000 and 2004 Stock Plans

Options to purchase 259,537 shares of our common stock were granted in previous years under the 2000 and 2004 stock plans and are outstanding and exercisable as of July 30, 2011.  There was no remaining compensation expense related to these options in the first quarter of fiscal 2012.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 stock plans for the three months ended July 30, 2011:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2011	282,767	$10.82
Exercised	(21,975)	9.02
Forfeited and Expired	(1,255)	11.44
Outstanding at July 30, 2011	259,537	$10.97

Options Outstanding and Exercisable at July 30, 2011
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$9.03 - $11.44	259,537	$10.97	1.4

The options outstanding had an intrinsic value of $10 at July 30, 2011.

8.             NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period.  Diluted income per share is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 30, 2011	July 31, 2010
Numerator - net income attributable to Methode Electronics, Inc.	$1,494	4,065
Denominator:	—	—
Denominator for basic income per share-weighted average shares	37,277,306	37,045,771
Dilutive potential common shares-employee stock options	240,877	243,900
Denominator for diluted loss per share adjusted weighted average shares and assumed conversions	37,518,183	37,289,671
Net income per share:
Basic and diluted	$0.04	$0.11

For the three months ended July 30, 2011, options to purchase 129,935 shares of common stock at a weighted-average exercise price of $11.44 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $11.01 for our common stock for the first three months of fiscal 2012, and, therefore, the effect would have been anti-dilutive. For the three months ended July 31, 2010, options to purchase 395,867 shares of common stock at a weighted-average exercise price of $10.84 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $10.37 for our common stock for the first three months of fiscal 2011, and, therefore, the effect would have been anti-dilutive.

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

The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the appliance, computer, networking, telecommunications, storage, medical, military, aerospace, commercial and consumer markets.  Solutions include solid-state field effect interface panels, PC and express card packaging, optical and copper transceivers, terminators, custom cable assemblies and conductive polymer and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and the manufacture of active and passive optical components.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 30, 2011.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The following tables represent information regarding our segments:

	Three Months Ended July 30, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$63,366	$33,514	$12,891	$2,946	$(1,913)	$110,804
Transfers between segments	(689)	(1,126)	(45)	(16)	1,876	—
Net sales to unaffiliated customers	$62,677	$32,388	$12,846	$2,930	$(37)	$110,804

Income (loss) from operations	$2,246	$4,297	$222	$(999)	$(4,348)	$1,418
Interest (income)/expense, net	(70)	21	—	—	53	4
Other (income)/expense, net	36	300	96	3	(478)	(43)
Income/(loss) before income taxes	$2,280	$3,976	$126	$(1,002)	$(3,923)	$1,457

	Three Months Ended July 31, 2010
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$49,945	$34,762	$11,626	$2,900	$(260)	$98,973
Transfers between segments	—	(152)	(77)	(38)	267	—
Net sales to unaffiliated customers	$49,945	$34,610	$11,549	$2,862	$7	$98,973

Income/(loss) from operations	$2,889	$3,783	$554	$(572)	$(2,805)	$3,849
Interest (income)/expense, net	(65)	(68)	—	—	159	26
Other (income)/expense, net	132	170	48	1	(1,200)	(849)
Income/(loss) before income taxes	$2,822	$3,681	$506	$(573)	$(1,764)	$4,672

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

11.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $14,923 and $14,645 as of July 30, 2011 and April 30, 2011, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  The unreimbursed costs incurred related to customer-owned tooling, for which we have the right to use, that are not subject to reimbursement are capitalized and depreciated over the expected life of the tooling or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. These amounts are included in our other non-current assets section as they're stated on the face of the balance sheet under "pre-production costs". Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement on a gross basis in the consolidated statement of operations.

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

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below which summarizes the fair value of assets and liabilities as of July 30, 2011:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$84,426	$84,426	$—	$—
Assets related to deferred compensation plan	3,917	—	3,917	—
Total assets at fair value	$88,343	$84,426	$3,917	$—
Liabilities:
Liabilities related to deferred compensation plan	$3,001	$3,001	$—	$—
Total liabilities at fair value	$3,001	$3,001	$—	$—

(1)Includes cash, money-market investments and certificates of deposit.

Fair Value of Other Financial Instruments. The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair values because of the short maturity of these instruments.

13.          DEBT AND CREDIT AGREEMENT

On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 25, 2016. The new credit facility is in the aggregate principal amount of $75,000, with an option to increase the principal amount by an additional $25,000 subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At July 30, 2011, we were in compliance with the covenants of the agreement. During the first quarter of fiscal 2012, we had borrowings of $27,000 and interest payments of $108. As of July 30, 2011, there were outstanding balances due against the credit facility of $27,000.

14.          ACQUISITIONS

At the beginning of fiscal 2012, we had an investment in Eetrex of $2,720, for a 70% ownership in their stock. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles. In July 2011, we paid an additional $600 and acquired an additional 10% of their stock, for a total 80% ownership. We have an additional option to acquire an additional 10% of Eetrex between September 1, 2011 and October 31, 2011 for $480. In the event we exercise the option to purchase the additional 10%, each of the existing stockholders of Eetrex will have the right to exercise put options, requiring us to purchase their remaining shares after the end of fiscal 2014 or 2016, and we will have an option to purchase any remaining shares after the end of fiscal 2016. The purchase price will be based on a percentage of net sales recorded since March 2011 of between 2.0% and 3.5%.

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

•
We depend on a small number of large customers, specifically two large automotive customers. If we were to lose either of these customers or experienced a significant decline in the volume of products purchased by these customers, or if either of these customers declare bankruptcy, our future results could be adversely affected.

•
Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

•	Further downturns in the automotive industry or the bankruptcy of certain automotive customers could reduce the sales and profitability of our business.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	We face risks relating to our international operations, including political and economic instability, expropriation, or the imposition of government controls.

•	We are dependent on the availability and price of materials.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•
If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We are subject to continuing pressure to lower our prices.

•
We were awarded new North American automotive business in fiscal 2011 for programs that will not begin production until fiscal 2013. We anticipate that it will take a significant amount of our cash and resources to launch these programs.

•	We currently have a significant amount of our cash located outside the U.S. and we may suffer adverse tax consequences if we repatriate this cash.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	We may acquire businesses or divest business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•	We could suffer significant business interruptions, which could adversely affect our sales and operating results.

•	Unfavorable tax law changes may adversely affect results.

•	We cannot ensure that the newly acquired Eetrex business will be successful or that we can implement and profit from any new applications of the acquired technology.

•The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 30, 2011, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Germany, India, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States. We are a global designer and manufacturer of electronic and electro-mechanical devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 30, 2011.

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries

Recent Transactions

In July 2011, we paid $0.6 million for an additional 10% investment, for a total 80% ownership, in Eetrex Incorporated to facilitate our expansion into the electric vehicle market. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles.

Business Outlook

Looking at the remainder of fiscal 2012, our European businesses may experience softness as slowing demand continues to roll through Europe because of the debt crisis affecting both internal and export demand. Because of these economic conditions, we intend to implement actions to reduce selling and administrative expenses in Europe. We expect our North American automotive customers’ production to soften as the economy continues to struggle. Recent events in the Middle East have resulted in significantly higher oil prices, which are expected to continue to result in higher prices for oil-based commodities, such as resins. We anticipate sales of Power Products to improve modestly as we expand with new customers and markets. While Interconnect sales to our industrial customers should modestly increase, sales to our customers in the appliance industry will continue to be soft until unemployment and home sales improve. We expect to continue to experience vendor supply issues for new automotive products that began production in the second quarter of fiscal 2011 until our in-house capabilities are brought on-line in late fiscal 2012. We anticipate carrying higher design, development and engineering costs through fiscal 2012 to support the multiple product launches and new product development in fiscal 2013. Additionally, sales of product using our torque sensing technology have been slower to materialize that expected. The Company maintains a positive long-term outlook for its global business and is committed to developing new product solutions for our customers and to making strategic capital investments as it pursues its growth strategy.

Results may differ materially from what is expressed or forecasted.  See “Item 1A Risk Factors” of our Form 10-K, for the fiscal year ended April 30, 2011.

Results of Operations for the Three Months Ended July 30, 2011 as Compared to the Three Months Ended July 31, 2010

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	July 30, 2011	July 31, 2010	Net Change	Net Change
Net sales	$110.8	$99.0	$11.8	11.9%

Cost of products sold	90.8	79.5	11.3	14.2%

Gross margins	20.0	19.5	0.5	2.6%

Selling and administrative expenses	18.6	15.6	3.0	19.2%
Other income, net	—	(0.8)	0.8	N/M
Income tax expense	—	0.6	(0.6)	N/M
Net loss attributable to noncontrolling interest	(0.1)	—	(0.1)	N/M
Net income attributable to Methode Electronics, Inc.	$1.5	$4.1	$(2.6)	(63.4)%

Percent of sales:	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%
Cost of products sold	81.9%	80.3%
Gross margins	18.1%	19.7%
Selling and administrative expenses	16.8%	15.8%
Other income, net	—%	(0.8)%
Income tax expense	—%	0.6%
Net loss attributable to noncontrolling interest	(0.1)%	—%
Net income attributable to Methode Electronics, Inc.	1.4%	4.1%

Net Sales.  Consolidated net sales increased $11.8 million, or 11.9%, to $110.8 million for the three months ended July 30, 2011, from $99.0 million for the three months ended July 31, 2010.  The Automotive segment net sales increased $12.7 million, or 25.4%, to $62.7 million for the first quarter of fiscal 2012, from $50.0 million for the first quarter of fiscal 2011.  The Interconnect segment net sales decreased $2.2 million, or 6.4%, to $32.4 million for the first quarter of fiscal 2012, compared to $34.6 million for the first quarter of fiscal 2011.  The Power Products segment net sales increased $1.3 million, or 11.3%, to $12.8 million for the first quarter of fiscal 2012, as compared to $11.5 million for the first quarter of fiscal 2011.  The Other segment net sales increased $0.1 million, or 3.6%, to $2.9 million for the first quarter of fiscal 2012, as compared to $2.8 million for the first quarter of fiscal 2011.  Translation of foreign operations net sales for the three months ended July 30, 2011 increased reported net sales by $2.6 million or 2.3% due to average currency rates in the first quarter of fiscal 2012, compared to the average currency rates in the first quarter of fiscal 2011.

Cost of Products Sold.  Consolidated cost of products sold increased $11.3 million, or 14.2%, to $90.8 million for the three months ended July 30, 2011, compared to $79.5 million for the three months ended July 31, 2010.  Consolidated cost of products sold as a percentage of sales were 81.9% for the first quarter of fiscal 2012, compared to 80.3% for the first quarter of fiscal 2011.  The Automotive segment experienced additional costs for design, development, engineering and launch costs of $1.2 million related to new programs that will not begin production until fiscal 2013 and costs of $0.6 million related to a vendor's production and delivery issues. In addition, the Automotive segment experienced higher utility costs in the first quarter of fiscal 2012. The Power segment experienced increased costs of $0.6 million for new product development, specifically for an on board charger for an electric truck.

Gross Margins.  Consolidated gross margins increased $0.5 million, or 2.6%, to $20.0 million for the three months ended July 30, 2011, as compared to $19.5 million for the three months ended July 31, 2010.  Gross margins as a percentage of net sales were 18.1% for the three months ended July 30, 2011, compared to 19.7% for the three months ended July 31, 2010.  Gross margins as a percentage of sales decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, due to new program and product launch costs as well as higher utility costs and costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted by increased sales of automotive product that has higher prime cost due to the current high percentage of purchased content, which was exacerbated by the vendor production and delivery issues. Gross margins were favorably impacted by the sales mix within the Interconnect segment.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $3.0 million, or 19.2%, to $18.6 million for the three months ended July 30, 2011, compared to $15.6 million for the three months ended July 31, 2010.  The increase is primarily due to higher non-executive performance based compensation and severance of $1.4 million and stock award amortization of $0.8 million. Legal expenses related to the Delphi litigation decreased by $0.6 million to $0.8 million in the first quarter of fiscal 2012, compared to $1.5 million in the first quarter of fiscal 2011. However, despite the decline in Delphi legal expenses, the total legal expense for the company was flat in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. Selling and administrative expenses as a percentage of net sales increased to 16.8% for the three months ended July 30, 2011 from 15.8% for the three months ended July 31, 2010.

Other Income, Net.  Other income, net decreased $0.8 million to zero for the three months ended July 30, 2011, as compared to $0.8 million for the three months ended July 31, 2010.  Other income included income of $0.1 million and $1.2 million for the three months ended July 30, 2011 and July 31, 2010, respectively, related to life insurance policies in connection with an employee deferred compensation plan. All other amounts for both the first quarter of fiscal 2012 and the first quarter of fiscal 2011 relate to expenses for currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased by $0.6 million to zero for the three months ended July 30, 2011, compared to $0.6 million for the three months ended July 31, 2010.  During the first quarter of fiscal 2012, a benefit of $1.1 million was recorded relating to tax credits from our Malta facility, which was offset by $1.1 million of income tax expense related to foreign profits. The three months ended July 31, 2010 includes taxes on foreign profits of $0.5 million and $0.1 million related to Non-Federal U.S. taxes.

Net Income Attributable to Methode Electronics, Inc.   Net income attributable to Methode Electronics, Inc. decreased $2.6 million to $1.5 million for the three months ended July 30, 2011, compared to $4.1 million for the three months ended July 31, 2010.  The decrease is primarily due to higher expenses for new product development and product launches, non-executive performance based compensation and severance, stock award amortization, costs related to a vendor's production and delivery issues, utilities and lower life insurance proceeds, partially offset by higher net sales and gross margins and lower tax expense in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	July 30, 2011	July 31, 2010	Net Change	Net Change
Net sales	$62.7	$50.0	$12.7	25.4%

Cost of products sold	53.4	39.9	13.5	33.8%

Gross margins	9.3	10.1	(0.8)	(7.9)%

Selling and administrative expenses	7.1	7.2	(0.1)	(1.4)%

Income from operations	$2.2	$2.9	$(0.7)	(24.1)%

Percent of sales:	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%
Cost of products sold	85.2%	79.8%
Gross margins	14.8%	20.2%
Selling and administrative expenses	11.3%	14.4%
Income from operations	3.5%	5.8%

Net Sales.  Automotive segment net sales increased $12.7 million, or 25.4%, to $62.7 million for the three months ended July 30, 2011, from $50.0 million for the three months ended July 31, 2010.  Net sales increased in North America, Europe and Asia by 123.4%, 18.8% and 8.0%, respectively in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.  The increase in North America is due to increased sales for our Ford Center Console Program. The increase in Asia is due to increases in our transmission lead-frame and steering angle sensor products and the increase in Europe is primarily due to the euro strengthening against the U.S. dollar. Included in net sales is other income, which consisted primarily of earnings from engineering design fees and royalties. Other income increased $0.2 million, or 28.6%, to $0.9 million for the three months ended July 30, 2011, from $0.7 million for the three months ended July 31, 2010. Translation of foreign operations net sales for the three months ended July 30, 2011 increased reported net sales by $2.6 million, or 4.3%, due to average currency rates in the first quarter of fiscal 2012, compared to the average currency rates in the first quarter of fiscal 2011.

Cost of Products Sold.  Automotive segment cost of products sold increased $13.5 million, or 33.8%, to $53.4 million for the three months ended July 30, 2011, from $39.9 million for the three months ended July 31, 2010.  The Automotive segment cost of products sold as a percentage of sales were 85.2% in the first quarter of fiscal 2012, compared to 79.8% in the first quarter of fiscal 2011.  During the first quarter of fiscal 2012, our North American operations experienced additional costs for design, development, engineering and launch costs of $1.2 million related to new programs that will not begin production until fiscal 2013, as well as costs of $0.6 million related to a vendor's production and delivery issues. In Europe, we experienced higher costs related to new product launches as well as higher costs for utilities during the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. The increase in costs of products sold as a percentage of sales was also affected by increased sales of product that has a higher prime cost due to the current high percentage of purchased content, which was exacerbated by the vendor production and delivery issues.

Gross Margins.  Automotive segment gross margins decreased $0.8 million, or 7.9%, to $9.3 million for the three months ended July 30, 2011, as compared to $10.1 million for the three months ended July 31, 2010.  The Automotive segment gross margins as a percentage of net sales were 14.8% for the three months ended July 30, 2011, as compared to 20.2% for the three months ended July 31, 2010.  Gross margins as a percentage of sales decreased in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011, due to design, development, engineering and launch costs related to new programs and new product launches, as well as increased costs for utilities and costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted in the first quarter of fiscal 2012 due to increased sales of product that has higher prime cost due to the current high percentage of purchased content.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 1.4%, to $7.1 million for the three months ended July 30, 2011, compared to $7.2 million for the three months ended July 31, 2010.  Legal expenses related to the Delphi litigation decreased $0.6 million, to $0.8 million for the first quarter of fiscal 2012, compared to $1.5 million for the first quarter of fiscal 2011. The lower Delphi legal expenses were partially offset by non-executive performance based compensation for the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. Selling and administrative expenses as a percentage of net sales were 11.3% for the three months ended July 30, 2011 and 14.4% for the three months ended July 31, 2010.

Income from Operations.  Automotive segment income from operations decreased $0.7 million, to $2.2 million for the three months ended July 30, 2011, compared to $2.9 million for the three months ended July 31, 2010 due to expenses related to new programs and new product launches, higher non-executive performance based compensation, costs related to a vendor's production and delivery issues and utility expenses, partially offset with increased net sales and lower Delphi legal expenses for the three months ended July 30, 2011, compared to the three months ended July 31, 2010.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	July 30, 2011	July 31, 2010	Net Change	Net Change
Net sales	$32.4	$34.6	$(2.2)	(6.4)%

Cost of products sold	23.2	25.4	(2.2)	(8.7)%

Gross margins	9.2	9.2	—	—%

Selling and administrative expenses	4.9	5.4	(0.5)	(9.3)%

Income from operations	4.3	3.8	0.5	13.2%

Percent of sales:	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%
Cost of products sold	71.6%	73.4%
Gross margins	28.4%	26.6%
Selling and administrative expenses	15.1%	15.6%
Income from operations	13.3%	11.0%

Net Sales.  Interconnect segment net sales decreased $2.2 million, or 6.4%, to $32.4 million for the three months ended July 30, 2011, from $34.6 million for the three months ended July 31, 2010.  Net sales decreased 14.7% in North America primarily due to weak sales for white goods products, partially offset by stronger sales for data and remote control devices in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. Net sales in Europe increased 5.3% primarily due to higher sales for data and remote control devices, partially offset by no optical sales in the first quarter of fiscal 2012, due to the sale of the optical business in the fourth quarter of fiscal 2011. Net sales in Asia increased 23.6% primarily due to higher sales of remote control devices.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $2.2 million, or 8.7%, to $23.2 million for the three months ended July 30, 2011, compared to $25.4 million for the three months ended July 31, 2010.  Interconnect segment cost of products sold as a percentage of net sales decreased to 71.6% for the three months ended July 30, 2011, compared to 73.4% for the three months ended July 31, 2010.  Even though sales volumes decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, cost of goods sold as a percentage of sales decreased due to the sales mix within the segment.

Gross Margins.  Interconnect segment gross margins were $9.2 million for both the three months ended July 30, 2011 and for the three months ended July 31, 2010.  Gross margins as a percentage of net sales increased to 28.4% for the three months ended July 30, 2011, from 26.6% for the three months ended July 31, 2010.  The increase in gross margins as a percentage of net sales primarily relates to a favorable sales mix within the segment in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 9.3%, to $4.9 million for the three months ended July 30, 2011, compared to $5.4 million for the three months ended July 31, 2010.  Selling and administrative expenses decreased due to no selling and administrative expenses for our optical business, partially offset by higher bad debt expense in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.  Selling and administrative expenses as a percentage of net sales decreased to 15.1% for the three months ended July 30, 2011, from 15.6% for the three months ended July 31, 2010.

Income from Operations.  Interconnect segment income from operations increased $0.5 million, or 13.2%, to $4.3 million for the three months ended July 30, 2011, compared to $3.8 million for the three months ended July 31, 2010 due to favorable sales mix within the segment and lower selling and administrative expenses related to the optical business, partially offset by lower sales volumes and higher bad debt expenses in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 30, 2011	July 31, 2010	Net Change	Net Change
Net sales	$12.8	$11.5	$1.3	11.3%

Cost of products sold	10.8	9.2	1.6	17.4%

Gross margins	2.0	2.3	(0.3)	(13.0)%

Selling and administrative expenses	1.8	1.8	—	—%

Income from operations	$0.2	$0.5	$(0.3)	(60.0)%

Percent of sales:	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%
Cost of products sold	84.4%	80.0%
Gross margins	15.6%	20.0%
Selling and administrative expenses	14.1%	15.7%
Income from operations	1.6%	4.3%

Net Sales.  Power Products segment net sales increased $1.3 million, or 11.3%, to $12.8 million for the three months ended July 30, 2011, compared to $11.5 million for the three months ended July 31, 2010.  Net sales increased in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011 by 11.6% in North America and by 12.2% in Asia.  The

increase in North America was driven by higher demand for our busbar and heat sink products, partially offset by lower demand for our flexible cabling products.  The increase in Asia was due to higher demand for our busbar products. Sales for busbar products in Europe were flat in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Cost of Products Sold.  Power Products segment cost of products sold increased $1.6 million, or 17.4%, to $10.8 million for the three months ended July 30, 2011, compared to $9.2 million for the three months ended July 31, 2010.  The Power Products segment cost of products sold as a percentage of sales increased to 84.4% for the three months ended July 30, 2011, from 80.0% for the three months ended July 31, 2010.  The increase in cost of products sold as a percentage of sales is due to increased costs for the product development, including $0.6 million for an on board charger for an electric truck in North America, partially offset by favorable sales mix in our heat sink and busbar products in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Gross Margins.  Power Products segment gross margins decreased $0.3 million, or 13.0%, to $2.0 million for the three months ended July 30, 2011, compared to $2.3 million for the three months ended July 31, 2010.  Gross margins as a percentage of net sales decreased to 15.6% for the three months ended July 30, 2011 from 20.0% for the three months ended July 31, 2010.  The decrease in gross margins as a percentage of sales is due to increased costs for product development in North America, partially offset by favorable sales mix for our heat sink and busbar products in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Selling and Administrative Expenses.  Selling and administrative expenses were $1.8 million for both the three months ended July 30, 2011 and for the three months ended July 31, 2010. Selling and administrative expenses increased due to new product development in North America, which were offset by lower non-executive performance based compensation in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. Selling and administrative expenses as a percentage of net sales decreased to 14.1% for the three months ended July 30, 2011 from 15.7% for the three months ended July 31, 2010.

Income From Operations.  Power Products income from operations decreased $0.3 million, or 60.0%, to $0.2 million for the three months ended July 30, 2011, compared to $0.5 million for the three months ended July 31, 2010, due to increased expenses for new product development, partially offset by higher net sales and lower non-executive performance based compensation expense in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 30, 2011	July 31, 2010	Net Change	Net Change
Net sales	$2.9	$2.8	$0.1	3.6%

Cost of products sold	2.6	2.7	(0.1)	(3.7)%

Gross margins	0.3	0.1	0.2	200.0%

Selling and administrative expenses	1.3	0.7	0.6	85.7%

Loss from operations	$(1.0)	$(0.6)	$(0.4)	66.7%

Percent of sales:	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%
Cost of products sold	89.7%	96.4%
Gross margins	10.3%	3.6%
Selling and administrative expenses	44.8%	25.0%
Loss from operations	(34.5)%	(21.4)%

Net Sales.  The Other segment net sales increased $0.1 million, or 3.6%, to $2.9 million for the three months ended July 30, 2011, compared to $2.8 million for the three months ended July 31, 2010.  Net sales from our torque-sensing business increased 5.7% in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.  Net sales from our testing facilities were flat in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Cost of Products Sold.  Other segment cost of products sold decreased $0.1 million to $2.6 million for the three months ended July 30, 2011, compared to $2.7 million for the three months ended July 31, 2010. Cost of products sold as a percentage of sales decreased to 89.7% in the first quarter of fiscal 2012, compared to 96.4% in the first quarter of fiscal 2011. The decrease in cost of goods sold as a percentage of sales is due to sales mix in our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $0.2 million, to $0.3 million for the three months ended July 30, 2011, compared to $0.1 million for the three months ended July 31, 2010.  The increase is due to the increased net sales and favorable sales mix in our torque-sensing business in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.6 million, or 85.7%, to $1.3 million for the three months ended July 30, 2011, compared to $0.7 million for the three months ended July 31, 2010.  The increase is primarily due to expenses related to higher non-executive performance based compensation and severance in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. Selling and administrative expenses as a percentage of net sales decreased to 44.8% for the three months ended July 30, 2011, from 25.0% for the three months ended July 31, 2010.

Loss From Operations  The Other segment loss from operations increased $0.4 million, or 66.7%, to $1.0 million for the three months ended July 30, 2011, compared to $0.6 million for the three months ended July 31, 2010.  The loss increased due to expenses related to higher non-executive performance based compensation and severance, partially offset with higher sales and favorable sales mix in our torque-sensing business in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

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

On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 25, 2016. The new credit facility is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s)providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At July 30, 2011, we were in compliance with the covenants of the agreement. During the first quarter of fiscal 2012, we had borrowings of $27.0 million and interest payments of $0.1 million, under this credit facility. As of July 30, 2011, there were outstanding balances due against the credit facility of $27.0 million.

Cash Flow Operating Activities

Net cash provided by/(used in) operating activities increased $8.7 million to cash provided of $6.5 million for the three months ended July 30, 2011, compared to cash used of $2.2 million for the three months ended July 31, 2010.  The increase in operating cash flow was primarily attributable to the changes in operating assets and liabilities in the first three months of fiscal 2012, as compared to the first three months of fiscal 2011. Our trade accounts receivable, inventory and accounts payable in aggregate used $0.2 million of cash flow during the first three months of fiscal 2012, compared to cash used of $10.5 million for the first three months of fiscal 2011. The decreased use of cash reflects decreased accounts receivable levels due to timing of sales, partially offset by increased inventory levels, associated with increased business activity.

Cash Flow Investing Activities

Net cash used in investing activities increased $1.9 million to $4.6 million for the three months ended July 30, 2011, compared to $2.7 million for the three months ended July 31, 2010.  Purchases of property, plant and equipment was $4.6 million for the first three months of fiscal 2012, compared to $2.0 million for the first three months of fiscal 2011.  We invested $0.8 million in a new business in the first three months of fiscal 2011.

Cash Flow Financing Activities

Net cash provided by/(used in) financing activities increased $27.2 million to cash provided of $24.6 million in the first three months of fiscal 2012, compared to cash used of $2.6 million for the first three months of fiscal 2011.  During the first quarter of fiscal 2012, the company had net borrowings against the credit facility of $27.0 million, compared to no borrowings in the first quarter of fiscal 2011. We paid dividends of $2.6 million for both the first three months of fiscal 2012 and fiscal 2011. In addition, the first three months of fiscal 2012 included $0.2 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.0 million as of July 30, 2011 and $3.8 million as of April 30, 2011.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, and Singapore dollar.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $18.0 million at July 30, 2011 and $17.9 million at April 30, 2011.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	September 1, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350