Form 10-Q
period 2011-10-29
METHODE ELECTRONICS INC
filed 2011-12-08
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 29, 2011

or

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

At December 6, 2011, registrant had 37,020,890 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 29, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	October 29, 2011	April 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,548	$57,445
Accounts receivable, net	96,092	88,036
Inventories:
Finished products	7,212	6,271
Work in process	12,097	10,981
Materials	21,268	21,305
	40,577	38,557
Deferred income taxes	3,728	3,778
Prepaid and refundable income taxes	881	851
Prepaid expenses and other current assets	9,029	7,294
TOTAL CURRENT ASSETS	225,855	195,961
PROPERTY, PLANT AND EQUIPMENT	266,251	298,254
Less allowances for depreciation	199,263	236,743
	66,988	61,511
GOODWILL	16,422	16,422
INTANGIBLE ASSETS, net	17,533	18,423
PRE-PRODUCTION COSTS	16,084	14,645
OTHER ASSETS	27,316	27,782
	77,355	77,272
TOTAL ASSETS	$370,198	$334,744
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$40,712	$37,152
Other current liabilities	25,912	26,335
TOTAL CURRENT LIABILITIES	66,624	63,487
LONG-TERM DEBT	36,500	—
OTHER LIABILITIES	4,793	5,619
DEFERRED COMPENSATION	4,801	4,494
NON-CONTROLLING INTEREST	422	—
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,363,078 and 38,312,243 shares issued as of October 29, 2011 and April 30, 2011, respectively	19,182	19,156
Additional paid-in capital	75,588	72,113
Accumulated other comprehensive income	20,849	23,152
Treasury stock, 1,342,188 shares as of October 29, 2011 and April 30, 2011	(11,377)	(11,377)
Retained earnings	152,614	155,989
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	256,856	259,033
Noncontrolling interest	202	2,111
TOTAL EQUITY	257,058	261,144
TOTAL LIABILITIES AND EQUITY	$370,198	$334,744

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$115,890	$107,716	$226,695	$206,703

Cost of products sold	94,972	84,073	185,794	162,853

Gross margins	20,918	23,643	40,901	43,850

Restructuring	—	(21)	—	(21)
Selling and administrative expenses	18,278	21,293	36,840	37,650

Income from operations	2,640	2,371	4,061	6,221

Interest expense, net	1	61	5	88
Other expense, net	194	2,032	152	1,183

Income before income taxes	2,445	278	3,904	4,950

Income tax expense	2,221	768	2,243	1,410

Net income/(loss)	224	(490)	1,661	3,540

Less: Net income/(loss) attributable to noncontrolling interest	(87)	23	(145)	(12)
NET INCOME/(LOSS) ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$311	(513)	1,806	3,552

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.01	$(0.01)	$0.05	$0.10
Diluted	$0.01	$(0.01)	$0.05	$0.10
Cash dividends:
Common stock	$0.07	$0.07	$0.14	$0.14
Weighted average number of Common Shares outstanding:
Basic	37,309,890	37,058,108	37,293,598	37,051,058
Diluted	37,520,247	37,058,108	37,516,998	37,281,600

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	October 29, 2011	October 30, 2010
OPERATING ACTIVITIES
Net income	$1,661	$3,540
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for depreciation	7,047	6,647
Impairment of tangible assets	—	1,299
Amortization of intangibles	898	1,139
Amortization of stock awards and stock options	1,959	541
Gain on bargain purchase	(255)	—
Changes in operating assets and liabilities	(10,112)	(9,416)
Other	539	77
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,737	3,827

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,125)	(5,605)
Acquisition of businesses	(6,353)	(750)
Proceeds from life insurance policies	—	1,515
NET CASH USED IN INVESTING ACTIVITIES	(15,478)	(4,840)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	198	13
Cash dividends	(5,181)	(5,154)
Net borrowings	36,500	18,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,517	12,859

Effect of foreign currency exchange rate changes on cash	327	1,525

INCREASE IN CASH AND CASH EQUIVALENTS	18,103	13,371
Cash and cash equivalents at beginning of period	57,445	63,821
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,548	$77,192

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

October 29, 2011

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of October 29, 2011 and results of operations for the three months and six months ended October 29, 2011 and October 30, 2010 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 30, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 30, 2011 filed with the SEC on June 30, 2011.  Results may vary from quarter to quarter for reasons other than seasonality. Certain amounts from the fiscal 2011 condensed consolidated balance sheet have been reclassified for comparability to the fiscal 2012 condensed consolidated balance sheet.

2.             RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU"), 2009-13, "Revenue Recognition - Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which amends FASB Accounting Standards Codification, ("ASC") 605, "Revenue Recognition", by modifying the criteria used to separate elements in a multiple-element arrangement, introducing the concept of "best estimate of selling price" for determining the selling price of a deliverable, requiring use of the relative selling price method and prohibiting use of the residual method to allocate arrangement consideration among units of accounting, and expanding the disclosure requirements for all multiple-element arrangements within the scope of FASB ASC 605-25. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our current fiscal year that began May 1, 2011. The adoption of this guidance did not have a material impact on our financial statements.

In December 2010, the FASB issued authoritative guidance regarding ASC No. 805, "Business Combinations," on the disclosure of supplementary pro forma information for business combinations. ASC No. 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and "International Financial Reporting Standards, ("IFRS")," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

which will be our fiscal 2012 third quarter beginning January 29, 2012. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income" which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. We will adopt this pronouncement for our fiscal year 2013, beginning on April 29, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on our financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other.”  The objective of this standard is to simplify how entities test goodwill for impairment.  This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be our fiscal year 2013, beginning on April 29, 2012.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on our financial statements.

3.             COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months and six months ended October 29, 2011 and October 30, 2010 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Three Months Ended October 29, 2011			Six Months Ended October 29, 2011
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
Net income/(loss)	$224	311	$(87)	$1,661	$1,806	$(145)
Translation adjustment	(362)	(346)	(16)	(2,303)	(2,303)	—
Total comprehensive income/(loss)	$(138)	$(35)	$(103)	$(642)	$(497)	$(145)

	Three Months Ended October 30, 2010			Six Months Ended October 30, 2010
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
Net income/(loss)	$(490)	(513)	$23	$3,540	$3,552	$(12)
Translation adjustment	6,557	6,323	234	5,782	5,515	267
Total comprehensive income	$6,067	$5,810	$257	$9,322	$9,067	$255

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

Based on general business declines in the white-goods market in the U.S., we performed “step one” of the goodwill impairment test as of October 29, 2011 on our TouchSensor Technologies reporting unit within our Interconnect segment. TouchSensor had $11,146 of goodwill on the books as of October 29, 2011. We used an income approach to estimate the fair value of our reporting unit. Based on this test, we determined that the fair value was more than the carrying value of the net assets. Based on the results, management concluded that there was no impairment as of October 29, 2011.

The following tables present details of the Company’s intangible assets:

	As of October 29, 2011
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,578	$1,417	12.2
Trade names, patents and technology licenses	25,774	9,682	16,092	12.1
Covenants not to compete	480	456	24	0.3
Total	$41,249	$23,716	$17,533

	As of April 30, 2011
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,417	$1,578	12.7
Trade names, patents and technology licenses	25,774	8,978	16,796	12.4
Covenants not to compete	480	431	49	0.8
Total	$41,249	$22,826	$18,423

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2012	$1,804
2013	1,525
2014	1,481
2015	1,469
2016	1,317

As of October 29, 2011 and April 30, 2011, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

5.             INCOME TAXES

At October 29, 2011 and April 30, 2011, we had valuation allowances against our deferred tax assets of $59,483 and $54,015, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Three Months Ended		Six Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Income tax provision at statutory rate	$887	$89	$1,418	$1,737
Effect of:
State income taxes, net of federal benefit	(15)	21	8	47
Foreign operations with lower statutory rates	(3,184)	(2,863)	(5,691)	(5,699)
Valuation allowance	3,374	3,749	5,307	5,981
Uncertain tax positions	3	—	(20)	—
Other, net	1,156	(228)	1,221	(656)
Income tax provision	$2,221	$768	$2,243	$1,410

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the six months ended October 29, 2011, we recognized an expense of $5 in interest and zero in penalties.  We had approximately $327 accrued at October 29, 2011 for the payment of interest and penalties.  The total unrecognized tax benefit as of October 29, 2011 was $338.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 30, 2011	$375
Increases for positions related to the current year	—
Decreases for positions related to the prior years	—
Settlements	(37)
Lapsing of statutes of limitations	—
Balance at October 29, 2011	$338

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

6.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the six-month periods presented:

	Six Months Ended
	October 29, 2011	October 30, 2010
Balance at the beginning of the period	38,312,243	38,149,946
Options exercised	21,975	1,350
Restricted stock awards vested	28,860	24,000
Balance at the end of the period	38,363,078	38,175,296

On July 29, 2011 and October 28, 2011, we paid a quarterly dividend of $2,589 and $2,591, respectively.

Stock Options Granted Under the 2010 Stock Plan

In July 2011, the Compensation Committee approved the grant of options to purchase 128,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest 33.3% each year over a three-year period.   The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for the six months ended October 29, 2011:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 30, 2011	128,000	$9.24
Granted	128,000	10.70
Exercised	—	—
Cancelled	—	—
Outstanding at October 29, 2011	256,000	$9.97

Options Outstanding at October 29, 2011
Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	128,000	9.0
$10.70	128,000	9.7

The options outstanding had an intrinsic value of $55 at October 29, 2011. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 29, 2011.

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

 We recognized pre-tax compensation expense for stock options granted under the 2010 Stock Plan of $141 for the three months ended October 29, 2011 and $29 for the three months ended October 30, 2010.  In addition, we recognized pre-tax compensation expense for these options of $250 for the six months ended October 29, 2011 and $29 for the six months ended October 30, 2010. We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statements of operations.

Restricted Stock Awards and Restricted Stock Units Granted Under the 2010 Stock Plan

Our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management during the second quarter of fiscal 2012. The performance measure will be the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, one-third by the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015 to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited.

Our Compensation Committee awarded 640,000 shares of common stock subject to performance-based restricted stock awards to certain members of management during the third quarter of fiscal 2011. The performance measure will be the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, at the end of the performance period to the extent the performance goals have been achieved. The remaining shares will be forfeited.

Our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units, ("RSUs") to certain members of management during the third quarter of fiscal 2011. The restricted stock units will vest 20% each year on the last day of our fiscal year and be 100% vested on the last day of fiscal 2015 provided the executive remains employed.

The following table summarizes the RSA and RSU activity for the six months ended October 29, 2011 for the RSA's and RSU's granted under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 30, 2011	640,000	320,000
Awarded	100,000	—
Vested	—	(64,000)
Forfeited and Cancelled	—	—
Unvested and unissued at October 29, 2011	740,000	256,000

			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year	Number of Shares	Vesting Period		October 29, 2011	October 29, 2011
2011	640,000	5-year cliff, performance based	$9.70	$4,495	$4,495
2011	320,000	5-year, equal annual installments	9.70	1,402	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	726	726

We recognized pre-tax compensation expense for RSAs and RSUs issued under the 2010 Stock Plan of $576 and zero for the three months ended October 29, 2011 and October 30, 2010, respectively. In addition, we recognized pre-tax compensation expense for these RSAs of $1,125 and zero for the six months ended October 29, 2011 and October 30, 2010, respectively. We record the expense in the selling and administrative section of our condensed consolidated statements of operations.

Stock Options Granted Under the 2007 Stock Plan

In September 2011, our Compensation Committee awarded options to purchase 42,500 shares of our common stock to some non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for the six months ended months ended October 29, 2011:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2011	720,500	$5.77
Granted	42,500	8.10
Exercised	—	—
Cancelled	—	—
Outstanding at October 29, 2011	763,000	$5.90

Options Outstanding at October 29, 2011
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	7.4
$6.46	275,000	7.7
$8.13	35,500	8.1
$10.55	125,000	8.7
$8.10	42,500	9.9
$5.90	763,000

The options outstanding had an intrinsic value of $2,985 at October 29, 2011.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012
	Awards	Awards	Awards	Awards
Average expected volatility	69.58%	86.88%	85.59%	63.55%
Average risk-free interest rate	1.39%	1.43%	1.09%	0.35%
Dividend yield	2.26%	2.77%	3.63%	2.84%
Expected life of options	6.87 years	6.87 years	7.03 years	7.03 years
Weighted-average grant-date fair value	$1.46	$4.02	$5.88	$3.75

We recognized pre-tax compensation expense for stock options granted under the 2007 Stock Plan of $132 and $169 for the three months ended October 29, 2011 and October 30, 2010, respectively.  In addition, we recognized pre-tax compensation expense for these options of $275 and $236 for the six months ended October 29, 2011 and October 30, 2010, respectively. We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Restricted Stock Awards Granted Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards ("RSAs") granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s are fully vested as of October 29, 2011.  As of October 29, 2011, no shares have been delivered pursuant to the RSUs.

At the beginning of fiscal 2012, there were no RSAs outstanding related to the 2007 Stock Plan. During the first quarter of fiscal 2012, we awarded 28,860 restricted shares to our independent directors, all of which vested immediately upon grant.
There was no pre-tax compensation expense for RSAs issued under the 2007 Stock Plan for both the three months ended October 29, 2011 and October 30, 2010. In addition, we recognized pre-tax compensation expense for these RSAs of $309 and $298 for the six months ended October 29, 2011 and October 30, 2010, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

Stock Options Granted Under the 2000 and 2004 Stock Plans

Options to purchase 259,537 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of October 29, 2011.  There was no remaining compensation expense related to these options in the first half of fiscal 2012 and the first half of fiscal 2011.

The following tables summarize the stock option activity and related information for the stock options outstanding under the 2000 and 2004 Stock Plans for the six months ended October 29, 2011:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2011	282,767	$10.82
Exercised	(21,975)	9.02
Forfeited and Expired	(1,255)	11.44
Outstanding at October 29, 2011	259,537	$10.97

Options Outstanding and Exercisable at October 29, 2011
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$9.03 - $11.44	259,537	$10.97	1.1

The options outstanding had no intrinsic value at October 29, 2011.

7.             NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for the applicable period.  Diluted net income per share is calculated after adjusting the denominator of the basic net income/(loss) per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income/(loss) per share:

	Three Months Ended		Six Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Numerator - net income/(loss) attributable to Methode Electronics, Inc.	$311	(513)	1,806	3,552
Denominator:	—	—
Denominator for basic net income/(loss) per share-weighted average shares	37,309,890	37,058,108	37,293,598	37,051,058
Dilutive potential common shares-employee stock options	210,357	—	223,400	230,542
Denominator for diluted net income/(loss) per share adjusted weighted average shares and assumed conversions	37,520,247	37,058,108	37,516,998	37,281,600
Net income/(loss) per share:
Basic and diluted	$0.01	$(0.01)	$0.05	$0.10

For the three months ended October 30, 2010, potential common shares have not been included in the calculation of diluted net loss per share, as the effect would have been anti-dilutive. For the three months ended October 29, 2011, options to purchase 962,662 shares of common stock at a weighted-average exercise price of $10.23 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $8.60 for our common stock for the second quarter of fiscal 2012, and, therefore, the effect would have been anti-dilutive. For the six months ended October 29, 2011, options to purchase 514,412 shares of common stock at a weighted-average exercise price of $10.80 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $9.80 for our common stock for the first six months of fiscal 2012, and, therefore, the effect would have been anti-dilutive. For the six months ended October 30, 2010, options to purchase 395,867 shares of common stock at a weighted-average exercise price of $10.84 per share were outstanding, but were not included in the computation of net income per share because the exercise prices were greater than the average market price of $9.29 for our common stock for the first six months of fiscal 2011, and, therefore, the effect would have been anti-dilutive.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 30, 2011.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The following tables represent information regarding our segments:

	Three Months Ended October 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$68,663	$32,276	$13,690	$3,225	$(1,964)	$115,890
Transfers between segments	(1,120)	(754)	(10)	(34)	1,918	—
Net sales to unaffiliated customers	$67,543	$31,522	$13,680	$3,191	$(46)	$115,890

Income (loss) from operations	$3,237	$3,700	$831	$(225)	$(4,903)	$2,640
Interest (income)/expense, net	(89)	—	—	—	90	1
Other (income)/expense, net	(17)	430	35	—	(254)	194
Income/(loss) before income taxes	$3,343	$3,270	$796	$(225)	$(4,739)	$2,445

	Three Months Ended October 30, 2010
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$55,853	$36,834	$12,101	$3,288	$(360)	$107,716
Transfers between segments	—	(284)	(70)	(13)	367	—
Net sales to unaffiliated customers	$55,853	$36,550	$12,031	$3,275	$7	$107,716

Income/(loss) from operations	$1,589	$6,158	$1,206	$(428)	$(6,154)	$2,371
Interest (income)/expense, net	(83)	(79)	—	—	223	61
Other (income)/expense, net	1,617	326	86	2	1	2,032
Income/(loss) before income taxes	$55	$5,911	$1,120	$(430)	$(6,378)	$278

	Six Months Ended October 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$132,330	$65,790	$26,582	$6,170	$(4,177)	$226,695
Transfers between segments	(2,110)	(1,880)	(56)	(49)	4,095	—
Net sales to unaffiliated customers	$130,220	$63,910	$26,526	$6,121	$(82)	$226,695

Income (loss) from operations	$5,482	$7,997	$1,052	$(1,225)	$(9,245)	$4,061
Interest (income)/expense, net	(159)	21	—	—	143	5
Other (income)/expense, net	18	730	131	3	(730)	152
Income/(loss) before income taxes	$5,623	$7,246	$921	$(1,228)	$(8,658)	$3,904

	Six Months Ended October 30, 2010
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$105,797	$71,610	$23,728	$6,188	$(620)	$206,703
Transfers between segments	—	(436)	(147)	(51)	634	—
Net sales to unaffiliated customers	$105,797	$71,174	$23,581	$6,137	$14	$206,703

Income/(loss) from operations	$4,573	$9,878	$1,759	$(1,000)	$(8,989)	$6,221
Interest (income)/expense, net	(148)	(146)	—	—	382	88
Other (income)/expense, net	1,750	497	133	3	(1,200)	1,183
Income/(loss) before income taxes	$2,971	$9,527	$1,626	$(1,003)	$(8,171)	$4,950

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

10.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $16,084 and $14,645 as of October 29, 2011 and April 30, 2011, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  The unreimbursed costs incurred related to customer-owned tooling, for which we have the right to use, that are not subject to reimbursement are capitalized and depreciated over the expected life of the tooling or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. Net revenues and costs on projects are deferred and recognized over the life of the related long-term supply agreement on a gross basis in the consolidated statement of operations.

11.          FAIR VALUE MEASUREMENTS

ASC No. 820, "Fair Value Measurements and Disclosures", defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below which summarizes the fair value of assets and liabilities as of October 29, 2011:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$75,548	$75,548	$—	$—
Assets related to deferred compensation plan	3,813	—	3,813	—
Total assets at fair value	$79,361	$75,548	$3,813	$—
Liabilities:
Liabilities related to deferred compensation plan	$3,069	$3,069	$—	$—
Total liabilities at fair value	$3,069	$3,069	$—	$—

(1)Includes cash, money-market investments and certificates of deposit.

Fair Value of Other Financial Instruments. The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate their fair values because of the short maturity of these instruments.

12.          DEBT AND CREDIT AGREEMENT

On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 25, 2016. The new credit facility is in the aggregate principal amount of $75,000, with an option to increase the principal amount by an additional $25,000 subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At October 29, 2011, we were in compliance with the covenants of the agreement. During the first half of fiscal

2012, we had borrowings of $36,500 and interest payments of $280. As of October 29, 2011, there were outstanding balances due against the credit facility of $36,500.

13.          ACQUISITIONS

At the beginning of fiscal 2012, we had an investment in Eetrex of $2,720, for a 70% ownership in their stock. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles. In July 2011 and October 2011, we paid an additional $600 and $480, respectively, and acquired an additional 20% of their stock, for a total 90% ownership. Each of the existing stockholders of Eetrex will have the right to exercise put options, requiring us to purchase their remaining shares after the end of fiscal 2014 or 2016, and we will have an option to purchase any remaining shares after the end of fiscal 2016. The purchase price will be based on a percentage of net sales recorded in either fiscal 2014 or fiscal 2016 of between 2.0% and 3.5%. In accordance with ASC 480, "Distinguishing Liabilities from Equity", our non-controlling interest previously reported in equity has been reclassified to “mezzanine equity” for $422 in the second quarter, as the ability to exercise the remaining 10% put option is now outside of our control. The calculated redemption amount based on future year forecasts is presently below the recorded carrying value and has therefore not been adjusted. Additionally, future adjustments to our non-controlling interest may affect earnings per share based off projections of 2014 or 2016 revenues.
On September 9, 2011, we acquired certain assets and liabilities from Nypro Monterrey, S. de R.L. (Nypro Monterrey) from Nypro Inc. for $6,353. We will operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. (AMD), and it will become a part of our existing Monterrey manufacturing campus. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. The AMD assets include 52 injection mold machines, three paint lines and several pad print machines. AMD intends to continue production of injection-molded components for its current third party customers, whose contracts transfered to us along with the assets. In addition, 228 employees from Nypro Monterrey were transfered to us as part of the acquisition.

Based on a third-party valuation report, management determined the tangible net assets acquired in the transaction had a fair value of $6,608, consisting primarily of fixed assets and inventory. There were no intangible assets or goodwill associated with the acquired net assets. We recorded a gain of $255 related to the transaction, in other income, which represents the amount paid for the assets, compared to the fair market value at the time of acquisition due to the distressed nature of the business. The accounts and transactions of AMD have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. The proforma impact of this acquisition as if it were made at the beginning of the earliest period presented would not have had a material impact on the historical reported results of the Company.

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

•
We cannot ensure that the newly acquired Eetrex and Advanced Molding and Decoration businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

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

Recent Transactions

In July 2011 and October 2011, we paid $0.6 million and $0.5 million, respectively for an additional 20% investment in Eetrex Incorporated to facilitate our expansion into the electric vehicle market. We now have a 90% ownership in Eetrex. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles.

In September 2011, we acquired certain assets and liabilities from Nypro Monterrey, S. de R.L. (Nypro Monterrey) from Nypro Inc. for $6.4 million. We will operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. ("AMD"), and it will become a part of our existing Monterrey manufacturing campus. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. The AMD assets include 52 injection mold machines, three paint lines and several pad print machines. AMD intends to continue production of injection-molded components for its current third party customers, whose contracts transfered to us along with the assets. In addition, 228 employees from Nypro Monterrey transfered to us as part of the acquisition.

Results may differ materially from what is expressed or forecasted.  See “Item 1A Risk Factors” of our Form 10-K, for the fiscal year ended April 30, 2011.

Results of Operations for the Three Months Ended October 29, 2011 as Compared to the Three Months Ended October 30, 2010

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$115.9	$107.7	$8.2	7.6%

Cost of products sold	95.0	84.1	10.9	13.0%

Gross margins	20.9	23.6	(2.7)	(11.4)%

Selling and administrative expenses	18.3	21.2	(2.9)	(13.7)%
Interest expense, net	—	0.1	(0.1)	N/M
Other expense, net	0.2	2.0	(1.8)	(90.0)%
Income tax expense	2.2	0.8	1.4	175.0%
Net loss attributable to noncontrolling interest	(0.1)	—	(0.1)	N/M
Net income/(loss) attributable to Methode Electronics, Inc.	$0.3	$(0.5)	$0.8	N/M

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	82.0%	78.1%
Gross margins	18.0%	21.9%
Selling and administrative expenses	15.8%	19.7%
Interest expense, net	—%	0.1%
Other expense, net	0.2%	1.9%
Income tax expense	1.9%	0.7%
Net loss attributable to noncontrolling interest	(0.1)%	—%
Net income/(loss) attributable to Methode Electronics, Inc.	0.3%	(0.5)%

Net Sales.  Consolidated net sales increased $8.2 million, or 7.6%, to $115.9 million for the three months ended October 29, 2011, from $107.7 million for the three months ended October 30, 2010.  The Automotive segment net sales increased $11.6 million, or 20.8%, to $67.5 million for the second quarter of fiscal 2012, from $55.9 million for the second quarter of fiscal 2011.  The Interconnect segment net sales decreased $5.0 million, or 13.7%, to $31.5 million for the second quarter of fiscal 2012, compared to $36.5 million for the second quarter of fiscal 2011.  The Power Products segment net sales increased $1.7 million, or 14.2%, to $13.7 million for the second quarter of fiscal 2012, as compared to $12.0 million for the second quarter of fiscal 2011.  The Other segment net sales decreased $0.1 million, or 3.0%, to $3.2 million for the second quarter of fiscal 2012, as compared to $3.3 million for the second quarter of fiscal 2011.  Translation of foreign operations net sales for the three months ended October 29, 2011 increased reported net sales by $1.0 million or 0.8% due to average currency rates in the second quarter of fiscal 2012, compared to the average currency rates in the second quarter of fiscal 2011.

Cost of Products Sold.  Consolidated cost of products sold increased $10.9 million, or 13.0%, to $95.0 million for the three months ended October 29, 2011, compared to $84.1 million for the three months ended October 30, 2010.  Consolidated cost of products sold as a percentage of sales were 82.0% for the second quarter of fiscal 2012, compared to 78.1% for the second quarter of fiscal 2011.  The Automotive segment experienced costs for design, development, engineering and launch costs of $1.0 million related to new programs that will not begin production until fiscal 2013 and costs of $0.7 million related to a vendor's production and delivery issues, compared to $0.6 million in the second quarter of fiscal 2011. The Power Products segment experienced costs of $0.6 million for new product development, specifically for an on board charger for an electric truck. The second quarter of fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.

Gross Margins.  Consolidated gross margins decreased $2.7 million, or 11.4%, to $20.9 million for the three months ended October 29, 2011, as compared to $23.6 million for the three months ended October 30, 2010.  Gross margins as a percentage of net sales were 18.0% for the three months ended October 29, 2011, compared to 21.9% for the three months ended October 30, 2010.  Gross margins as a percentage of sales decreased due to new program and product launch costs. In addition, gross margins were negatively impacted by increased sales of automotive product that has higher material cost due to the current high percentage of purchased content. Gross margins were negatively impacted by $1.3 million in the second quarter of of fiscal 2011 for negotiated program termination costs for certain products manufactured in our Malta facility.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $2.9 million, or 13.7%, to $18.3 million for the three months ended October 29, 2011, compared to $21.2 million for the three months ended October 30, 2010.  During the second quarter of fiscal 2011, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Stock award amortization expense increased by $0.6 million, to $0.8 million in the second quarter of fiscal 2012 compared $0.2 million in the second quarter of fiscal 2011. Legal expenses increased $0.2 million, to $1.7 million for the second quarter of fiscal 2012, compared to $1.5 million for the second quarter of fiscal 2011, primarily due to higher Delphi litigation expenses and legal expenses related to the Advanced Molding and Decoration acquisition, partially offset with lower other general legal fees. The second quarter of fiscal 2011 includes income of $0.5 million received for grants at our Malta facility. Selling and administrative expenses as a percentage of net sales decreased to 15.8% for the three months ended October 29, 2011 from 19.7% for the three months ended October 30, 2010.

Other Expense, Net.  Other expense, net decreased $1.8 million, or 90.0%, to $0.2 million for the three months ended October 29, 2011, as compared to $2.0 million for the three months ended October 30, 2010.  The second quarter of fiscal 2012 includes a gain of $0.3 million related to the acquisition of Advanced Molding and Decoration. All other amounts for both periods relate to expenses for currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased by $1.4 million, to $2.2 million for the three months ended October 29, 2011, compared to $0.8 million for the three months ended October 30, 2010.  The income tax expense for the second quarter of fiscal 2012 relates to income taxes on foreign profits of $1.1 million, $0.9 million for foreign taxes on a foreign dividend, and other taxes of $0.2 million. The income tax expense for the second quarter of fiscal 2011 relates to income taxes on foreign profits.

Net Income/(Loss) Attributable to Methode Electronics, Inc.   Net income/(loss) attributable to Methode Electronics, Inc. increased $0.8 million, to income of $0.3 million for the three months ended October 29, 2011, compared to a loss of $0.5 million for the three months ended October 30, 2010.  The increase is primarily due to increased sales, the absence of expense for Blue Angel claims, lower other expense, partially offset with expenses for new product development and product launches, increased stock award amortization, higher legal expense and higher income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$67.5	$55.9	$11.6	20.8%

Cost of products sold	57.2	45.1	12.1	26.8%

Gross margins	10.3	10.8	(0.5)	(4.6)%

Selling and administrative expenses	7.1	9.2	(2.1)	(22.8)%

Income from operations	$3.2	$1.6	$1.6	100.0%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	84.7%	80.7%
Gross margins	15.3%	19.3%
Selling and administrative expenses	10.5%	16.5%
Income from operations	4.7%	2.9%

Net Sales.  Automotive segment net sales increased $11.6 million, or 20.8%, to $67.5 million for the three months ended October 29, 2011, from $55.9 million for the three months ended October 30, 2010.  Net sales increased in North America, Europe and Asia by 95.8%, 6.6% and 15.0%, respectively.  The increase in North America is primarily due to increased sales for our Ford Center Console Program, which represented 52.2% of the 95.8% increase and the remaining increase relates to the newly acquired Advanced Molding and Decoration business in September 2011. The increase in Asia is due to increases in our transmission lead-frame and steering angle sensor products and the increase in Europe is primarily due to the euro strengthening against the U.S. dollar. Translation of foreign operations net sales for the three months ended October 29, 2011 increased reported net sales by $1.0 million, or 1.5%, due to average currency rates in the second quarter of fiscal 2012, compared to the average currency rates in the second quarter of fiscal 2011.

Cost of Products Sold.  Automotive segment cost of products sold increased $12.1 million, or 26.8%, to $57.2 million for the three months ended October 29, 2011, from $45.1 million for the three months ended October 30, 2010.  The Automotive segment cost of products sold as a percentage of sales were 84.7% in the second quarter of fiscal 2012, compared to 80.7% in the second quarter of fiscal 2011.  During the second quarter of fiscal 2012, our North American operations experienced additional costs for design, development, engineering and product launches of $1.0 million related to new programs that will not begin production until fiscal 2013, as well as costs of $0.7 million related to a vendor's production and delivery issues, compared to $0.6 million in the second quarter of fiscal 2011. The increase in costs of products sold as a percentage of sales was also affected by increased sales of product that has a higher material cost due to the current high percentage of purchased content. The second quarter of of fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.

Gross Margins.  Automotive segment gross margins decreased $0.5 million, or 4.6%, to $10.3 million for the three months ended October 29, 2011, as compared to $10.8 million for the three months ended October 30, 2010.  The Automotive segment gross margins as a percentage of net sales were 15.3% for the three months ended October 29, 2011, as compared to 19.3% for the three months ended October 30, 2010.  Gross margins as a percentage of sales decreased due to design, development, engineering and launch costs related to new programs and new product launches, as well as increased costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted in the second quarter of fiscal 2012 due to increased sales of product that has higher material cost due to the current high percentage of purchased content. The gross margins for the second quarter of fiscal 2011 were negatively impacted by the negotiated program termination costs.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.1 million, or 22.8%, to $7.1 million for the three months ended October 29, 2011, compared to $9.2 million for the three months ended October 30, 2010.  During the second quarter of fiscal 2011, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Legal expenses related to the Delphi litigation increased $0.3 million, to $1.2 million for the second quarter of fiscal 2012, compared to $0.9 million for the second quarter of fiscal 2011. In addition, salary expenses and stock award amortization expense increased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The second quarter of fiscal 2011 includes income of $0.5 million for grants received at our Malta facility. Selling and administrative expenses as a percentage of net sales were 10.5% for the three months ended October 29, 2011 and 16.5% for the three months ended October 30, 2010.

Income from Operations.  Automotive segment income from operations increased $1.6 million, to $3.2 million for the three months ended October 29, 2011, compared to $1.6 million for the three months ended October 30, 2010 due to increased sales, absence of expense for Blue Angel claims, partially offset by expenses related to new programs and new product launches, costs related to a vendor's production and delivery issues, higher Delphi legal expenses, stock award amortization expense and expatriate salary costs for the three months ended October 29, 2011, compared to the three months ended October 30, 2010.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$31.5	$36.5	$(5.0)	(13.7)%

Cost of products sold	23.4	25.2	(1.8)	(7.1)%

Gross margins	8.1	11.3	(3.2)	(28.3)%

Selling and administrative expenses	4.4	5.2	(0.8)	(15.4)%

Income from operations	3.7	6.1	(2.4)	(39.3)%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	74.3%	69.0%
Gross margins	25.7%	31.0%
Selling and administrative expenses	14.0%	14.2%
Income from operations	11.7%	16.7%

Net Sales.  Interconnect segment net sales decreased $5.0 million, or 13.7%, to $31.5 million for the three months ended October 29, 2011, from $36.5 million for the three months ended October 30, 2010.  Net sales decreased 14.5% in North America primarily due to weak sales for white goods and interface solutions products, partially offset by stronger sales for our remote control devices. Net sales in Europe decreased 15.3% primarily due to no optical sales in the second quarter of fiscal 2012, due to the sale of the optical business in the fourth quarter of fiscal 2011, partially offset by higher sales for data and remote control devices. Net sales in Asia decreased 7.0% primarily due to lower sales for legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $1.8 million, or 7.1%, to $23.4 million for the three months ended October 29, 2011, compared to $25.2 million for the three months ended October 30, 2010.  Interconnect segment cost of products sold as a percentage of net sales increased to 74.3% for the three months ended October 29, 2011, compared to 69.0% for the three months ended October 30, 2010.  The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes for white goods and interface solutions products.

Gross Margins.  Interconnect segment gross margins decreased $3.2 million, or 28.3%, to $8.1 million for the three months ended October 29, 2011, compared to $11.3 million for the three months ended October 30, 2010.  Gross margins as a percentage of net sales decreased to 25.7% for the three months ended October 29, 2011, from 31.0% for the three months ended October 30, 2010.  The decrease in gross margins as a percentage of net sales primarily relates to lower sales volumes for white goods and interface solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.8 million, or 15.4%, to $4.4 million for the three months ended October 29, 2011, compared to $5.2 million for the three months ended October 30, 2010.  Selling and administrative expenses decreased due to no selling and administrative expenses for our optical business, as well as lower salary and bonus expenses for our sensor business.  Selling and administrative expenses as a percentage of net sales decreased to 14.0% for the three months ended October 29, 2011, from 14.2% for the three months ended October 30, 2010.

Income from Operations.  Interconnect segment income from operations decreased $2.4 million, or 39.3%, to $3.7 million for the three months ended October 29, 2011, compared to $6.1 million for the three months ended October 30, 2010 primarily due to lower sales of white goods and interface solutions products, partially offset with lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$13.7	$12.0	$1.7	14.2%

Cost of products sold	11.0	9.5	1.5	15.8%

Gross margins	2.7	2.5	0.2	8.0%

Selling and administrative expenses	1.9	1.3	0.6	46.2%

Income from operations	$0.8	$1.2	$(0.4)	(33.3)%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	80.3%	79.2%
Gross margins	19.7%	20.8%
Selling and administrative expenses	13.9%	10.8%
Income from operations	5.8%	10.0%

Net Sales.  Power Products segment net sales increased $1.7 million, or 14.2%, to $13.7 million for the three months ended October 29, 2011, compared to $12.0 million for the three months ended October 30, 2010.  Net sales increased by 18.6% in North America and by 10.5% in Asia.  The increase in North America was driven by higher demand for our busbar and heat sink products, partially offset by lower demand for our flexible cabling products.  The increase in Asia was due to higher demand for our busbar products. Sales in Europe declined by 23.7% due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $1.5 million, or 15.8%, to $11.0 million for the three months ended October 29, 2011, compared to $9.5 million for the three months ended October 30, 2010.  The Power Products segment cost of products sold as a percentage of sales increased to 80.3% for the three months ended October 29, 2011, from 79.2% for the three months ended October 30, 2010.  The increase in cost of products sold as a percentage of sales is due to increased costs for the product development, including $0.6 million for an on board charger for an electric truck in North America. The second quarter of fiscal 2011 includes an inventory and equipment write-down charge of $0.4 million relating to a customer cancellation of certain products manufactured in our U.S. facility.

Gross Margins.  Power Products segment gross margins increased $0.2 million, or 8.0%, to $2.7 million for the three months ended October 29, 2011, compared to $2.5 million for the three months ended October 30, 2010.  Gross margins as a percentage of net sales decreased to 19.7% for the three months ended October 29, 2011 from 20.8% for the three months ended October 30, 2010.  The decrease in gross margins as a percentage of sales is due to increased costs for product development in North America.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.6 million, or 46.2%, to $1.9 million for the three months ended October 29, 2011, compared to $1.3 million for the three months ended October 30, 2010. Selling and administrative expenses increased due to new product development in North America and higher stock award amortization expense. Selling and administrative expenses as a percentage of net sales increased to 13.9% for the three months ended October 29, 2011 from 10.8% for the three months ended October 30, 2010.

Income From Operations.  Power Products income from operations decreased $0.4 million, or 33.3%, to $0.8 million for the three months ended October 29, 2011, compared to $1.2 million for the three months ended October 30, 2010, due to increased expenses for new product development and stock award amortization expense, partially offset with higher sales.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$3.2	$3.3	$(0.1)	(3.0)%

Cost of products sold	2.5	3.0	(0.5)	(16.7)%

Gross margins	0.7	0.3	0.4	133.3%

Selling and administrative expenses	0.9	0.7	0.2	28.6%

Loss from operations	$(0.2)	$(0.4)	$0.2	(50.0)%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	78.1%	90.9%
Gross margins	21.9%	9.1%
Selling and administrative expenses	28.1%	21.2%
Loss from operations	(6.3)%	(12.1)%

Net Sales.  The Other segment net sales decreased $0.1 million, or 3.0%, to $3.2 million for the three months ended October 29, 2011, compared to $3.3 million for the three months ended October 30, 2010.  Net sales from our torque-sensing business decreased 10.1% in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011.  Net sales from our testing facilities increased 5.7% in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011.

Cost of Products Sold.  Other segment cost of products sold decreased $0.5 million to $2.5 million for the three months ended October 29, 2011, compared to $3.0 million for the three months ended October 30, 2010. Cost of products sold as a percentage of sales decreased to 78.1% in the second quarter of fiscal 2012, compared to 90.9% in the second quarter of fiscal 2011. The decrease in cost of goods sold as a percentage of sales is primarily due to higher sales from our testing facilities as well as favorable product mix from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $0.4 million, to $0.7 million for the three months ended October 29, 2011, compared to $0.3 million for the three months ended October 30, 2010.  The increase in gross margins as a percentage of sales is primarily due to higher sales from our testing facilities as well as favorable product mix from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 28.6%, to $0.9 million for the three months ended October 29, 2011, compared to $0.7 million for the three months ended October 30, 2010.  The increase is primarily due to expenses related to higher stock award amortization expense. Selling and administrative expenses as a percentage of net sales decreased to 28.1% for the three months ended October 29, 2011, from 21.2% for the three months ended October 30, 2010.

Loss From Operations  The Other segment loss from operations decreased $0.2 million, or 50.0%, to $0.2 million for the three months ended October 29, 2011, compared to $0.4 million for the three months ended October 30, 2010.  The loss decreased primarily due to increased sales from our testing facilities, favorable product mix from our torque-sensing business, partially offset with higher stock award amortization expense.

Results of Operations for the Six Months Ended October 29, 2011 as Compared to the Six Months Ended October 30, 2010

Consolidated Results

Below is a table summarizing results for the six months ended:
(in millions)
(“N/M” equals not meaningful)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$226.7	$206.7	$20.0	9.7%

Cost of products sold	185.8	162.9	22.9	14.1%

Gross margins	40.9	43.8	(2.9)	(6.6)%

Selling and administrative expenses	36.8	37.5	(0.7)	(1.9)%
Interest expense, net	—	0.1	(0.1)	N/M
Other expense, net	0.2	1.2	(1.0)	(90.0)%
Income tax expense	2.2	1.4	0.8	175.0%
Net loss attributable to noncontrolling interest	(0.1)	—	(0.1)	N/M
Net income attributable to Methode Electronics, Inc.	$1.8	$3.6	$(1.8)	(50.0)%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	82.0%	78.8%
Gross margins	18.0%	21.2%
Selling and administrative expenses	16.2%	18.1%
Other expense, net	0.1%	0.6%
Income tax expense	1.0%	0.7%
Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to Methode Electronics, Inc.	0.8%	1.7%

Net Sales.  Consolidated net sales increased $20.0 million, or 9.7%, to $226.7 million for the six months ended October 29, 2011, from $206.7 million for the six months ended October 30, 2010.  The Automotive segment net sales increased $24.4 million, or 23.1%, to $130.2 million for the first six months of fiscal 2012, from $105.8 million for the first six months of fiscal 2011.  The Interconnect segment net sales decreased $7.3 million, or 10.3%, to $63.9 million for the first six months fiscal 2012, compared to $71.2 million for the first six months of fiscal 2011.  The Power Products segment net sales increased $2.9 million, or 12.3%, to $26.5 million for the first six months of fiscal 2012, as compared to $23.6 million for the first six months of fiscal 2011.  The Other segment net sales remained flat at $6.1 million for both periods.  Translation of foreign operations net sales for the six months ended October 29, 2011 increased reported net sales by $3.7 million or 1.7% due to average currency rates in the first six months of fiscal 2012, compared to the average currency rates in the first six months of fiscal 2011.

Cost of Products Sold.  Consolidated cost of products sold increased $22.9 million, or 14.1%, to $185.8 million for the six months ended October 29, 2011, compared to $162.9 million for the six months ended October 30, 2010.  Consolidated cost of products sold as a percentage of sales were 82.0% for the first six months of fiscal 2012, compared to 78.8% for the first six months of fiscal 2011.  The Automotive segment experienced costs for design, development, engineering and launch costs of $1.9 million related to new programs that will not begin production until fiscal 2013 and costs of $1.3 million related to a vendor's production and delivery issues, compared to $0.6 million in the six months ended October 30, 2010. The Power Products segment experienced costs of $1.2 million for new product development, specifically for an on board charger for an electric truck. The six months ended October 30, 2010 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.

Gross Margins.  Consolidated gross margins decreased $2.9 million, or 6.6%, to $40.9 million for the six months ended October 29, 2011, as compared to $43.8 million for the six months ended October 30, 2010.  Gross margins as a percentage of net sales were 18.0% for the six months ended October 29, 2011, compared to 21.2% for the six months ended October 30, 2010.  Gross margins as a percentage of sales decreased due to new program and product launch costs and costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted by increased sales of automotive product that has higher material cost due to the current high percentage of purchased content. Gross margins were negatively impacted by $1.3 million in the six months ended October 30, 2010 for negotiated program termination costs for certain products manufactured in our Malta facility.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $0.7 million, or 1.9%, to $36.8 million for the six months ended October 29, 2011, compared to $37.5 million for the six months ended October 30, 2010.  During the six months ended October 30, 2010, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Stock award amortization expense increased by $1.5 million, to $2.0 million for the six months ended October 29, 2011 compared $0.5 million for the six months ended October 30, 2010. Selling and administrative expenses increased $0.5 million in the six months ended October 29, 2011 due to the acquisitions of Eetrex and Advanced Molding and Design. Legal expenses increased $0.3 million, to $3.6 million for the first six months of fiscal 2012, compared to $3.3 million for the first six months of fiscal 2011, primarily due to higher Delphi litigation expenses and legal expenses related to the Advanced Molding and Decoration acquisition, partially offset with lower other general legal fees. In addition, selling and administrative expenses increased by $0.7 million for the six months ended October 29, 2011 due to additional support staff needed for the development of products not expected to begin production until fiscal 2013. The first six months of fiscal 2011 includes income of $0.5 million received for grants at one of our Malty facility. Selling and administrative expenses as a percentage of net sales decreased to 16.2% for the six months ended October 29, 2011 from 18.1% for the six months ended October 30, 2010.

Other Expense, Net.  Other expense, net decreased $1.0 million, or 90.0%, to $0.2 million for the six months ended October 29, 2011, as compared to $1.2 million for the six months ended October 30, 2010.  Other income included income of $0.1 million and $1.2 million for the six months ended October 29, 2011 and October 30, 2010, respectively, related to life insurance policies in connection with an employee deferred compensation plan. The six months ended October 29, 2011 includes a gain of $0.3 million related to the acquisition of Advanced Molding and Decoration. All other amounts for both periods relate to expenses for currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased by $0.8 million to $2.2 million for the six months ended October 29, 2011, compared to $1.4 million for the six months ended October 30, 2010.  The income tax expense for the first six months of fiscal 2012 relates to income taxes on foreign profits of $2.2 million and $0.9 million for foreign taxes on a foreign dividend. In addition, the first six months of fiscal 2012 includes a benefit of $1.1 million was recorded relating to tax credits from our Malta facility. The income tax expense for the six months ended October 29, 2011 includes income taxes on foreign profits of $2.2 million and other taxes of $0.2 million. The income tax expense of $1.4 million for the six months ended October 30, 2010 relates to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.   Net income attributable to Methode Electronics, Inc. decreased $1.8 million, to $1.8 million for the six months ended October 29, 2011, compared to $3.6 million for the six months ended October 30, 2010.  The decrease is primarily due to higher expenses for new product development and product launches, stock award amortization expense, costs related to a vendor's production and delivery issues, higher tax expense and lower life insurance proceeds, partially offset by higher sales, absence of expense for Blue Angel claims and lower currency translation expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$130.2	$105.8	$24.4	23.1%

Cost of products sold	110.6	85.5	25.1	29.4%

Gross margins	19.6	20.3	(0.7)	(3.4)%

Selling and administrative expenses	14.1	15.7	(1.6)	(10.2)%

Income from operations	$5.5	$4.6	$0.9	19.6%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	84.9%	80.8%
Gross margins	15.1%	19.2%
Selling and administrative expenses	10.8%	14.8%
Income from operations	4.2%	4.3%

Net Sales.  Automotive segment net sales increased $24.4 million, or 23.1%, to $130.2 million for the six months ended October 29, 2011, from $105.8 million for the six months ended October 30, 2010.  Net sales increased in North America, Europe and Asia by 106.8%, 12.3% and 11.5%, respectively.  The increase in North America is primarily due to increased sales for our Ford Center Console Program, which represented 76.6% of the 106.8% increase and the remaining increase relates to the newly acquired Advanced Molding and Decoration business in September 2011. The increase in Asia is due to increases in our transmission lead-frame and steering angle sensor products and the increase in Europe is primarily due to the euro strengthening against the U.S. dollar. Translation of foreign operations net sales for the six months ended October 29, 2011 increased reported net sales by $3.5 million, or 2.7%, due to average currency rates in the first six months of fiscal 2012, compared to the average currency rates in the first six months of fiscal 2011.

Cost of Products Sold.  Automotive segment cost of products sold increased $25.1 million, or 29.4%, to $110.6 million for the six months ended October 29, 2011, from $85.5 million for the six months ended October 30, 2010.  The Automotive segment cost of products sold as a percentage of sales were 84.9% in the first six months of fiscal 2012, compared to 80.8% in the first six months of fiscal 2011.  During the first six months of fiscal 2012, our North American operations experienced additional costs for design, development, engineering and product launches of $1.9 million related to new programs that will not begin production until fiscal 2013, as well as costs of $1.3 million related to a vendor's production and delivery issues, compared to $0.6 million in the first six months of fiscal 2011. The increase in costs of products sold as a percentage of sales was also affected by increased sales of product that has a higher material cost due to the current high percentage of purchased content, which was exacerbated by the vendor production and delivery issues. The first six months of fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.

Gross Margins.  Automotive segment gross margins decreased $0.7 million, or 3.4%, to $19.6 million for the six months ended October 29, 2011, as compared to $20.3 million for the six months ended October 30, 2010.  The Automotive segment gross margins as a percentage of net sales were 15.1% for the six months ended October 29, 2011, as compared to 19.2% for the six months ended October 30, 2010.  Gross margins as a percentage of sales decreased in the first six months of fiscal 2012, compared to the first six months of fiscal 2011, due to design, development, engineering and launch costs related to new programs and new product launches, as well as increased costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted in the first six months of fiscal 2012 by increased sales of product that has higher material cost due to the current high percentage of purchased content. The gross margins for the first six months of fiscal 2011 were negatively impacted by the negotiated program termination costs.

     Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.6 million, or 10.2%, to $14.1 million for the six months ended October 29, 2011, compared to $15.7 million for the six months ended October 30, 2010.  During the first six months of fiscal 2011, we recorded an expense of $3.8 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Legal expenses related to the Delphi litigation increased $0.2 million, to $2.4 million for the first six months of fiscal 2012, compared to $2.2 million for the first six months of fiscal 2011. In addition, salary expense and stock award amortization expense increased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The first six months of fiscal 2011 includes income of $0.5 million received for grants at our Malta facility. Selling and administrative expenses as a percentage of net sales were 10.8% for the six months ended October 29, 2011 and 14.8% for the six months ended October 30, 2010.

Income from Operations.  Automotive segment income from operations increased $0.9 million, to $5.5 million for the six months ended October 29, 2011, compared to $4.6 million for the six months ended October 30, 2010 due to increased sales, absence of expense for Blue Angel claims, partially offset with expenses related to new programs and new product launches, costs related to a vendor's production and delivery issues and expenses related to expatriate salaries, legal and stock award amortization for the six months ended October 29, 2011, compared to the six months ended October 30, 2010.

Interconnect Segment Results

Below is a table summarizing results for the six months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$63.9	$71.2	$(7.3)	(10.3)%

Cost of products sold	46.5	50.5	(4.0)	(7.9)%

Gross margins	17.4	20.7	(3.3)	(15.9)%

Selling and administrative expenses	9.4	10.8	(1.4)	(13.0)%

Income from operations	8.0	9.9	(1.9)	(19.2)%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	72.8%	70.9%
Gross margins	27.2%	29.1%
Selling and administrative expenses	14.7%	15.2%
Income from operations	12.5%	13.9%

Net Sales.  Interconnect segment net sales decreased $7.3 million, or 10.3%, to $63.9 million for the six months ended October 29, 2011, from $71.2 million for the six months ended October 30, 2010.  Net sales decreased 14.5% in North America primarily due to weak sales for white goods and interface solutions products, partially offset by stronger sales for data and remote control devices. Net sales in Europe decreased 5.5% primarily due to no optical sales in the first six months of fiscal 2012, due to the sale of the optical business in the fourth quarter of fiscal 2011, partially offset by higher sales for data and remote control devices. Net sales in Asia increased 7.1% primarily due to higher sales of remote control devices, partially offset by lower sales for legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $4.0 million, or 7.9%, to $46.5 million for the six months ended October 29, 2011, compared to $50.5 million for the six months ended October 30, 2010.  Interconnect segment cost of products sold as a percentage of net sales increased to 72.8% for the six months ended October 29, 2011, compared to 70.9% for the six months ended October 30, 2010.  The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes for white goods and interface solutions products.

Gross Margins.  Interconnect segment gross margins decreased $3.3 million, or 15.9%, to $17.4 million for the six months ended October 29, 2011, compared to $20.7 million for the six months ended October 30, 2010.  Gross margins as a percentage of net sales decreased to 27.2% for the six months ended October 29, 2011, from 29.1% for the six months ended October 30, 2010.  The decrease in gross margins as a percentage of net sales primarily relates to lower sales volumes for white goods and interface solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.4 million, or 13.0%, to $9.4 million for the six months ended October 29, 2011, compared to $10.8 million for the six months ended October 30, 2010.  Selling and administrative expenses decreased due to no selling and administrative expenses for our optical business, as well as lower salary and bonus expenses for our sensor business.  Selling and administrative expenses as a percentage of net sales decreased to 14.7% for the six months ended October 29, 2011, from 15.2% for the six months ended October 30, 2010.

Income from Operations.  Interconnect segment income from operations decreased $1.9 million, or 19.2%, to $8.0 million for the six months ended October 29, 2011, compared to $9.9 million for the six months ended October 30, 2010 primarily due to lower sales of white goods products, partially offset with lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the six months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$26.5	$23.6	$2.9	12.3%

Cost of products sold	21.8	18.8	3.0	16.0%

Gross margins	4.7	4.8	(0.1)	(2.1)%

Selling and administrative expenses	3.6	3.1	0.5	16.1%

Income from operations	$1.1	$1.7	$(0.6)	(35.3)%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	82.3%	79.7%
Gross margins	17.7%	20.3%
Selling and administrative expenses	13.6%	13.1%
Income from operations	4.2%	7.2%

Net Sales.  Power Products segment net sales increased $2.9 million, or 12.3%, to $26.5 million for the six months ended October 29, 2011, compared to $23.6 million for the six months ended October 30, 2010.  Net sales increased by 15.1% in North America and by 11.3% in Asia.  The increase in North America was driven by higher demand for our busbar and heat sink products, partially offset by lower demand for our flexible cabling products.  The increase in Asia was due to higher demand for our busbar products. Sales in Europe declined by 15.9% due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $3.0 million, or 16.0%, to $21.8 million for the six months ended October 29, 2011, compared to $18.8 million for the six months ended October 30, 2010.  The Power Products segment cost of products sold as a percentage of sales increased to 82.3% for the six months ended October 29, 2011, from 79.7% for the six months ended October 30, 2010.  The increase in cost of products sold as a percentage of sales is due to increased costs for the product development, including $1.2 million for an on board charger for an electric truck in North America. The first six months of fiscal 2011 includes an inventory and equipment write-down charge of $0.4 million relating to a customer cancellation of certain products manufactured in our U.S. facility.

Gross Margins.  Power Products segment gross margins decreased $0.1 million, or 2.1%, to $4.7 million for the six months ended October 29, 2011, compared to $4.8 million for the six months ended October 30, 2010.  Gross margins as a percentage of net sales decreased to 17.7% for the six months ended October 29, 2011 from 20.3% for the six months ended October 30, 2010.  The decrease in gross margins as a percentage of sales is due to increased costs for product development in North America.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.5 million, or 16.1%, to $3.6 million the six months ended October 29, 2011, compared to $3.1 million for the six months ended October 30, 2010. Selling and administrative expenses increased due to new product development in North America and higher stock award amortization expense. Selling and administrative expenses as a percentage of net sales increased to 13.6% for the six months ended October 29, 2011 from 13.1% for the six months ended October 30, 2010.

Income From Operations.  Power Products income from operations decreased $0.6 million, or 35.3%, to $1.1 million for the six months ended October 29, 2011, compared to $1.7 million for the six months ended October 30, 2010, due to increased expenses for new product development and higher stock award amortization expense, partially offset by higher sales in the first six months of fiscal 2012, compared to the first six months of fiscal 2011.

Other Segment Results

Below is a table summarizing results for the six months ended:
(in millions)

	October 29, 2011	October 30, 2010	Net Change	Net Change
Net sales	$6.1	$6.1	$—	—%

Cost of products sold	5.2	5.7	(0.5)	(8.8)%

Gross margins	0.9	0.4	0.5	125.0%

Selling and administrative expenses	2.1	1.4	0.7	50.0%

Loss from operations	$(1.2)	$(1.0)	$(0.2)	20.0%

Percent of sales:	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%
Cost of products sold	85.2%	93.4%
Gross margins	14.8%	6.6%
Selling and administrative expenses	34.4%	23.0%
Loss from operations	(19.7)%	(16.4)%

Net Sales.  The Other segment net sales were flat at $6.1 million for both periods.  Net sales from our torque-sensing business decreased 3.0% in the first six months of fiscal 2012, compared to the first six months of fiscal 2011.  Net sales from our testing facilities increased 2.6% in the first six months of fiscal 2012, compared to the first six months of fiscal 2011.

Cost of Products Sold.  Other segment cost of products sold decreased $0.5 million to $5.2 million for the six months ended October 29, 2011, compared to $5.7 million for the six months ended October 30, 2010. Cost of products sold as a percentage of sales decreased to 85.2% in the first six months of fiscal 2012, compared to 93.4% in the first six months of fiscal 2011. The decrease in cost of goods sold as a percentage of sales is primarily due to higher sales from our testing facilities as well as favorable product mix from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $0.5 million, to $0.9 million for the six months ended October 29, 2011, compared to $0.4 million for the six months ended October 30, 2010.  The increase in gross margins as a percentage of sales is primarily due to higher sales from our testing facilities as well as favorable product mix from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 50.0%, to $2.1 million for the six months ended October 29, 2011, compared to $1.4 million for the six months ended October 30, 2010.  The increase is primarily due to expenses related to higher stock award amortization expense and severance. Selling and administrative expenses as a percentage of net sales decreased to 34.4% for the six months ended October 29, 2011, from 23.0% for the six months ended October 30, 2010.

Loss From Operations  The Other segment loss from operations increased $0.2 million, or 20.0%, to $1.2 million for the six months ended October 29, 2011, compared to $1.0 million for the six months ended October 30, 2010.  The loss increased primarily due to increased sales from our testing facilities, favorable product mix from our torque-sensing business, partially offset with higher stock award amortization expense in the first six months of fiscal 2012, as compared to the first six months of fiscal 2011.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the total cash and cash equivalents, as of October 29, 2011, $67.6 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $60.3 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation upon any future repatriation of funds.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms as well as transmission lead-frame assemblies for GM transmissions. Both programs are expected to be manufactured in our plants in Monterrey, Mexico. We anticipate that these programs will require a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the programs. We expect to begin production and generate sales on these programs in fiscal 2013. Therefore, we anticipate our cash balances may decline due to the launching of these programs without a corresponding increase in sales.

Our Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s)providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries and matures in February 2016. At October 29, 2011, we were in compliance with the covenants of the agreement. During the first six months of fiscal 2012, we had borrowings of $36.5 million and interest payments of $0.3 million, under this credit facility. As of October 29, 2011, there were outstanding balances due against the credit facility of $36.5 million.

Cash Flow Operating Activities

Net cash provided by operating activities decreased $2.1 million to $1.7 million for the six months ended October 29, 2011, compared to $3.8 million for the six months ended October 30, 2010.  The decrease in operating cash flow was primarily attributable to the changes in operating assets and liabilities in the first six months of fiscal 2012, as compared to the first six months of fiscal 2011. The operating activities decrease is primarily driven by lower net income as well as an increase in accounts receivable balances due to timing of sales in the first six months of fiscal 2012, compared to the first six months of fiscal 2011.

Cash Flow Investing Activities

Net cash used in investing activities increased $10.7 million to $15.5 million for the six months ended October 29, 2011, compared to $4.8 million for the six months ended October 30, 2010.  Purchases of property, plant and equipment was $9.1 million for the first six months of fiscal 2012, compared to $5.6 million for the first six months of fiscal 2011.  In the first six months of fiscal 2012, we acquired the Advanced Molding and Decoration business for $6.4 million. In the first six months of fiscal 2011, we invested $0.8 million in Eetrex. In addition, the first six months of fiscal 2011 includes proceeds from life insurance policies of $1.5 million.

Cash Flow Financing Activities

Net cash provided by financing activities increased $18.6 million to $31.5 million in the first six months of fiscal 2012, compared to $12.9 million for the first six months of fiscal 2011.  During the first six months of fiscal 2012, the Company had net borrowings against the credit facility of $36.5 million, compared to $18.0 million in the first six months of fiscal 2011. We paid dividends of $5.2 million for both the first six months of fiscal 2012 and fiscal 2011. In addition, the first six months of fiscal 2012 included $0.2 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.8 million as of October 29, 2011 and $3.8 million as of April 30, 2011.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $19.8 million at October 29, 2011 and $17.9 million at April 30, 2011.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	December 8, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350