Form 10-Q
period 2012-01-28
METHODE ELECTRONICS INC
filed 2012-03-01
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 28, 2012

or

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

At February 28, 2012, registrant had 37,020,890 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 28, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	January 28, 2012	April 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,811	$57,445
Accounts receivable, net	86,133	88,036
Inventories:
Finished products	6,802	6,271
Work in process	14,484	10,981
Materials	22,669	21,305
	43,955	38,557
Deferred income taxes	3,575	3,778
Prepaid and refundable income taxes	881	851
Prepaid expenses and other current assets	8,468	7,294
TOTAL CURRENT ASSETS	219,823	195,961
PROPERTY, PLANT AND EQUIPMENT	266,397	298,254
Less allowances for depreciation	197,203	236,743
	69,194	61,511
GOODWILL	16,422	16,422
INTANGIBLE ASSETS, net	17,063	18,423
PRE-PRODUCTION COSTS	18,357	14,645
OTHER ASSETS	27,188	27,782
	79,030	77,272
TOTAL ASSETS	$368,047	$334,744
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$41,674	$37,152
Other current liabilities	26,982	26,335
TOTAL CURRENT LIABILITIES	68,656	63,487
LONG-TERM DEBT	39,500	—
OTHER LIABILITIES	4,373	5,619
DEFERRED COMPENSATION	4,560	4,494
NON-CONTROLLING INTEREST	403	—
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,363,078 and 38,312,243 shares issued as of January 28, 2012 and April 30, 2011, respectively	19,182	19,156
Additional paid-in capital	76,741	72,113
Accumulated other comprehensive income	14,993	23,152
Treasury stock, 1,342,188 shares as of January 28, 2012 and April 30, 2011	(11,377)	(11,377)
Retained earnings	150,832	155,989
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	250,371	259,033
Noncontrolling interest	184	2,111
TOTAL EQUITY	250,555	261,144
TOTAL LIABILITIES AND EQUITY	$368,047	$334,744

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Net sales	$112,000	$102,102	$338,694	$308,807

Cost of products sold	92,746	82,668	278,540	245,522

Gross margins	19,254	19,434	60,154	63,285

Restructuring	—	—	—	(21)
Selling and administrative expenses	16,838	15,496	53,679	53,149

Income from operations	2,416	3,938	6,475	10,157

Interest (income)/expense, net	(164)	116	(160)	203
Other (income)/expense, net	615	(490)	767	693

Income before income taxes	1,965	4,312	5,868	9,261

Income tax (benefit)/expense	1,180	(1,499)	3,423	(89)

Net income	785	5,811	2,445	9,350

Less: Net loss attributable to noncontrolling interest	(24)	(72)	(170)	(85)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$809	5,883	2,615	9,435

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.02	$0.16	$0.07	$0.25
Diluted	$0.02	$0.16	$0.07	$0.25
Cash dividends:
Common stock	$0.07	$0.07	$0.21	$0.21
Weighted average number of Common Shares outstanding:
Basic	37,309,890	37,144,021	37,299,029	37,087,538
Diluted	37,540,222	37,641,135	37,522,475	37,406,937

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	January 28, 2012	January 29, 2011
OPERATING ACTIVITIES
Net income	$2,445	$9,350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	10,558	9,842
Impairment of tangible assets	—	1,299
Amortization of intangibles	1,367	1,782
Amortization of stock awards and stock options	3,113	1,907
Changes in operating assets and liabilities	(5,897)	(4,615)
Other	362	33
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,948	19,598

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,608)	(9,758)
Acquisition of businesses	(6,349)	(750)
Proceeds from life insurance policies	—	1,515
NET CASH USED IN INVESTING ACTIVITIES	(22,957)	(8,993)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	198	1,097
Cash dividends	(7,772)	(7,741)
Net borrowings	39,500	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	31,926	(6,644)

Effect of foreign currency exchange rate changes on cash	(1,551)	1,635

INCREASE IN CASH AND CASH EQUIVALENTS	19,366	5,596
Cash and cash equivalents at beginning of period	57,445	63,821
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,811	$69,417

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

January 28, 2012

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of January 28, 2012 and results of operations for the three months and nine months ended January 28, 2012 and January 29, 2011 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 30, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 30, 2011 filed with the SEC on June 30, 2011.  Results may vary from quarter to quarter for reasons other than seasonality. Certain amounts from the fiscal 2011 condensed consolidated balance sheet have been reclassified for comparability to the fiscal 2012 condensed consolidated balance sheet.

2.             RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU"), 2009-13, "Revenue Recognition - Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which amends FASB Accounting Standards Codification ("ASC") 605, "Revenue Recognition", by modifying the criteria used to separate elements in a multiple-element arrangement, introducing the concept of "best estimate of selling price" for determining the selling price of a deliverable, requiring use of the relative selling price method and prohibiting use of the residual method to allocate arrangement consideration among units of accounting, and expanding the disclosure requirements for all multiple-element arrangements within the scope of FASB ASC 605-25. The amended guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our current fiscal year that began May 1, 2011. The adoption of this guidance did not have a material impact on our financial statements.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, ("IFRS")," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

which is our fiscal 2012 fourth quarter which began January 29, 2012. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income", which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. We will adopt this pronouncement for our fiscal year 2013, beginning on April 29, 2012. The adoption of ASU No. 2011-05 is not expected to have a material impact on our financial statements.
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

3.             COMPREHENSIVE INCOME/(LOSS)

The components of our comprehensive income/(loss) for the three months and nine months ended January 28, 2012 and January 29, 2011 include net income/(loss) and adjustments to stockholders’ equity for foreign currency translations.  The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currency versus the U.S. dollar.

The following table presents details of our comprehensive income/(loss):

	Three Months Ended January 28, 2012			Nine Months Ended January 28, 2012
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
Net income/(loss)	$785	809	$(24)	$2,445	$2,615	$(170)
Translation adjustment	(5,842)	(5,856)	14	(8,147)	(8,159)	12
Total comprehensive loss	$(5,057)	$(5,047)	$(10)	$(5,702)	$(5,544)	$(158)

	Three Months Ended January 29, 2011			Nine Months Ended January 29, 2011
		Methode	Noncontrolling		Methode	Noncontrolling
	Total	Shareholders	Interest	Total	Shareholders	Interest
Net income/(loss)	$5,811	5,883	$(72)	$9,350	$9,435	$(85)
Translation adjustment	(1,122)	(1,124)	2	4,660	4,391	269
Total comprehensive income/(loss)	$4,689	$4,759	$(70)	$14,010	$13,826	$184

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

The following tables present details of the Company’s intangible assets:

	As of January 28, 2012
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,653	$1,342	11.9
Trade names, patents and technology licenses	25,774	10,064	15,710	12.0
Covenants not to compete	480	469	11	0.1
Total	$41,249	$24,186	$17,063

	As of April 30, 2011
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,417	$1,578	12.7
Trade names, patents and technology licenses	25,774	8,978	16,796	12.4
Covenants not to compete	480	431	49	0.8
Total	$41,249	$22,826	$18,423

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2012	$1,804
2013	1,525
2014	1,481
2015	1,469
2016	1,317

As of January 28, 2012 and April 30, 2011, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

5.             INCOME TAXES

At January 28, 2012 and April 30, 2011, we had valuation allowances against our deferred tax assets of $62,947 and $54,015, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Income tax provision at statutory rate	$696	$1,504	$2,114	$3,241
Effect of:
State income taxes, net of federal benefit	23	55	31	102
Foreign operations with lower statutory rates	(1,847)	(2,801)	(7,538)	(8,500)
Valuation allowance	2,787	2,305	8,094	8,286
Uncertain tax positions	3	(2,582)	(17)	(2,582)
Other, net	(482)	20	739	(636)
Income tax (benefit)/provision	$1,180	$(1,499)	$3,423	$(89)

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the nine months ended January 28, 2012, we recognized an expense of $12 in interest and zero in penalties.  We had approximately $335 accrued at January 28, 2012 for the payment of interest and penalties.  The total unrecognized tax benefit as of January 28, 2012 was $338.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 30, 2011	$375
Increases for positions related to the current year	—
Decreases for positions related to the prior years	—
Settlements	(37)
Lapsing of statutes of limitations	—
Balance at January 28, 2012	$338

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

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal years 2011, 2010 and 2009.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

6.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the nine-month periods presented:

	Nine Months Ended
	January 28, 2012	January 29, 2011
Balance at the beginning of the period	38,312,243	38,149,946
Options exercised	21,975	135,900
Restricted stock awards vested	28,860	24,000
Treasury stock adjustment	—	(30,000)
Balance at the end of the period	38,363,078	38,279,846

On July 29, 2011, October 28, 2011 and January 27, 2012, we paid a quarterly dividend of $2,589, $2,591 and $2,592, respectively.

Stock Options Granted Under the 2010 Stock Plan

In July 2011, the Compensation Committee approved the grant of options to purchase 128,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest 33.3% each year over a three-year period.   The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for the nine months ended January 28, 2012:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 30, 2011	128,000	$9.24
Granted	128,000	10.70
Exercised	—	—
Cancelled	—	—
Outstanding at January 28, 2012	256,000	$9.97

Options Outstanding at January 28, 2012
Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	128,000	8.7
$10.70	128,000	9.5

Options Exercisable at January 28, 2012
Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	42,667	8.7

The options outstanding had an intrinsic value of $104 at January 28, 2012. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 28, 2012.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2012	Fiscal 2011
	Awards	Awards
Average expected volatility	52.76%	85.83%
Average risk-free interest rate	0.63%	0.60%
Dividend yield	2.66%	3.49%
Expected life of options	7.03 years	7.03 years
Weighted-average grant-date fair value	$4.27	$5.19

 We recognized pre-tax compensation expense for stock options granted under the 2010 Stock Plan of $179 for the three months ended January 28, 2012 and $86 for the three months ended January 29, 2011.  We recognized pre-tax compensation expense for these options of $429 for the nine months ended January 28, 2012 and $114 for the nine months ended January 29, 2011. We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statements of operations.

Restricted Stock Awards and Restricted Stock Units Granted Under the 2010 Stock Plan

Our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management during the second quarter of fiscal 2012. The performance measure is the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited.

Our Compensation Committee awarded 640,000 shares of common stock subject to performance-based restricted stock awards to certain executive members of management during the third quarter of fiscal 2011. The performance measure will be the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, at the end of the performance period to the extent the performance goals have been achieved. The remaining shares will be forfeited.

Our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units, ("RSUs") to certain executive members of management during the third quarter of fiscal 2011. The restricted stock units will vest 20% each year on the last day of our fiscal year and be 100% vested on the last day of fiscal 2015 provided the executive remains employed.

The following table summarizes the RSA and RSU activity for the nine months ended January 28, 2012 for the RSA's and RSU's granted under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 30, 2011	640,000	320,000
Awarded	100,000	—
Vested	—	(64,000)
Forfeited and Cancelled	—	—
Unvested and unissued at January 28, 2012	740,000	256,000

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year	Number of Shares	Vesting Period		January 28, 2012	January 28, 2012
2011	640,000	5-year cliff, performance based	$9.70	$4,210	$4,210
2011	320,000	5-year, equal annual installments	9.70	1,184	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	691	726

We recognized pre-tax compensation expense for RSAs and RSUs issued under the 2010 Stock Plan of $619 and $840 for the three months ended January 28, 2012 and January 29, 2011, respectively. We recognized pre-tax compensation expense for these RSAs of $1,745 and $840 for the nine months ended January 28, 2012 and January 29, 2011, respectively. We record the expense in the selling and administrative section of our condensed consolidated statements of operations.

Stock Options Granted Under the 2007 Stock Plan

In September 2011, our Compensation Committee awarded options to purchase 52,500 shares of our common stock to some non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for the nine months ended January 28, 2012:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2011	720,500	$5.77
Granted	52,500	8.10
Exercised	—	—
Cancelled	—	—
Outstanding at January 28, 2012	773,000	$5.93

Options Outstanding at January 28, 2012
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$2.72	285,000	7.1
$6.46	275,000	7.4
$8.13	35,500	7.9
$10.55	125,000	8.5
$8.10	52,500	9.6
$5.93	773,000

Options Exercisable at January 28, 2012
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$6.46	183,333	7.4
$10.55	41,667	8.5
$7.22	225,000

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

The options outstanding had an intrinsic value of $3,247 at January 28, 2012.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	Awards	Awards	Awards	Awards
Average expected volatility	63.55%	85.59%	86.88%	69.58%
Average risk-free interest rate	0.35%	1.09%	1.43%	1.39%
Dividend yield	2.84%	3.63%	2.77%	2.26%
Expected life of options	7.03 years	7.03 years	6.87 years	6.87 years
Weighted-average grant-date fair value	$3.75	$5.88	$4.02	$1.46

We recognized pre-tax compensation expense for stock options granted under the 2007 Stock Plan of $355 and $396 for the three months ended January 28, 2012 and January 29, 2011, respectively.  In addition, we recognized pre-tax compensation expense for these options of $630 and $632 for the nine months ended January 28, 2012 and January 29, 2011, respectively. We record the compensation expense related to the stock options in the selling and administrative section of our condensed consolidated statement of operations.

Restricted Stock Awards Granted Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based Restricted Stock Awards ("RSAs") granted to our CEO in fiscal 2006 and 2007 were converted to Restricted Stock Units (RSUs).  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s are fully vested as of January 28, 2012.  As of January 28, 2012, no shares have been delivered pursuant to the RSUs.

At the beginning of fiscal 2012, there were no RSAs outstanding under the 2007 Stock Plan. During the first quarter of fiscal 2012, we awarded 28,860 restricted shares to our independent directors, all of which vested immediately upon grant.

There was no pre-tax compensation expense for RSAs issued under the 2007 Stock Plan for both the three months ended January 28, 2012 and January 29, 2011. We recognized pre-tax compensation expense for these RSAs of $309 and $298 for the nine months ended January 28, 2012 and January 29, 2011, respectively. We record the expense in the selling and administrative section of our condensed consolidated statement of operations.

Stock Options Granted Under the 2000 and 2004 Stock Plans

Options to purchase 259,537 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of January 28, 2012.  There was no remaining compensation expense related to these options in the first nine months of fiscal 2012 and the first nine months of fiscal 2011.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

The following tables summarize the stock option activity and related information for the stock options outstanding under the 2000 and 2004 Stock Plans for the nine months ended January 28, 2012:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 30, 2011	282,767	$10.82
Exercised	(21,975)	9.02
Forfeited and Expired	(1,255)	11.44
Outstanding at January 28, 2012	259,537	$10.97

Options Outstanding and Exercisable at January 28, 2012
		Wtd. Avg.	Avg.
Range of		Exercise	Remaining
Exercise Prices	Shares	Price	Life (Years)
$9.03 - $11.44	259,537	$10.97	0.9

The options outstanding had no intrinsic value at January 28, 2012.

7.             NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period.  Diluted net income per share is calculated after adjusting the denominator of the basic net income per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Numerator - net income attributable to Methode Electronics, Inc.	$809	5,883	2,615	9,435
Denominator:	—	—
Denominator for basic net income per share-weighted average shares	37,309,890	37,144,021	37,299,029	37,087,538
Dilutive potential common shares	230,332	497,114	223,446	319,399
Denominator for diluted net income per share adjusted weighted average shares and assumed conversions	37,540,222	37,641,135	37,522,475	37,406,937
Net income per share:
Basic and diluted	$0.02	$0.16	$0.07	$0.25

For the three months ended January 28, 2012, the nine months ended January 28, 2012 and the nine months ended January 29, 2011, options to purchase 962,662 shares, 834,412 shares and 394,842 shares, respectively, have been been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 30, 2011.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The following tables present information regarding our segments:

	Three Months Ended January 28, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$66,420	$29,753	$13,128	$3,866	$(1,167)	$112,000
Transfers between segments	(543)	(480)	(86)	(10)	1,119	—
Net sales to unaffiliated customers	$65,877	$29,273	$13,042	$3,856	$(48)	$112,000

Income (loss) from operations	$1,243	$4,131	$713	$541	$(4,212)	$2,416
Interest (income)/expense, net	(210)	(70)	1	—	115	(164)
Other (income)/expense, net	(414)	957	(19)	48	43	615
Income/(loss) before income taxes	$1,867	$3,244	$731	$493	$(4,370)	$1,965

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended January 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$54,679	$32,926	$13,069	$3,355	$(1,927)	$102,102
Transfers between segments	(1,471)	(316)	(97)	(49)	1,933	—
Net sales to unaffiliated customers	$53,208	$32,610	$12,972	$3,306	$6	$102,102

Income/(loss) from operations	$4,733	$4,084	$997	$(634)	$(5,242)	$3,938
Interest (income)/expense, net	(48)	3	—	—	161	116
Other (income)/expense, net	(491)	(71)	74	1	(3)	(490)
Income/(loss) before income taxes	$5,272	$4,152	$923	$(635)	$(5,400)	$4,312

	Nine Months Ended January 28, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$198,750	$95,543	$39,708	$10,037	$(5,344)	$338,694
Transfers between segments	(2,652)	(2,360)	(142)	(60)	5,214	—
Net sales to unaffiliated customers	$196,098	$93,183	$39,566	$9,977	$(130)	$338,694

Income (loss) from operations	$6,728	$12,127	$1,764	$(685)	$(13,459)	$6,475
Interest (income)/expense, net	(369)	(49)	—	—	258	(160)
Other (income)/expense, net	(397)	1,686	113	51	(686)	767
Income/(loss) before income taxes	$7,494	$10,490	$1,651	$(736)	$(13,031)	$5,868

	Nine Months Ended January 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$160,477	$104,537	$36,797	$9,543	$(2,547)	$308,807
Transfers between segments	(1,471)	(752)	(244)	(100)	2,567	—
Net sales to unaffiliated customers	$159,006	$103,785	$36,553	$9,443	$20	$308,807

Income/(loss) from operations	$9,304	$13,959	$2,757	$(1,633)	$(14,230)	$10,157
Interest (income)/expense, net	(196)	(144)	—	—	543	203
Other (income)/expense, net	1,258	425	208	4	(1,202)	693
Income/(loss) before income taxes	$8,242	$13,678	$2,549	$(1,637)	$(13,571)	$9,261

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

10.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $18,357 and $14,645 as of January 28, 2012 and April 30, 2011, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  The unreimbursed costs incurred related to customer-owned tooling, for which we have the right to use, that are not subject to reimbursement are capitalized and depreciated over the expected life of the tooling or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

11.          FAIR VALUE MEASUREMENTS

ASC No. 820, "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included in a table below which summarizes the fair value of assets and liabilities as of January 28, 2012:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$76,811	$76,811	$—	$—
Assets related to deferred compensation plan	3,876	—	3,876	—
Total assets at fair value	$80,687	$76,811	$3,876	$—
Liabilities:
Liabilities related to deferred compensation plan	$2,740	$2,740	$—	$—
Total liabilities at fair value	$2,740	$2,740	$—	$—

(1)Includes cash, money-market investments and certificates of deposit.

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

12.          DEBT AND CREDIT AGREEMENT

On February 25, 2011, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which amends and restates our previous credit facility and extends the maturity to February 25, 2016. The new credit facility is in the aggregate principal amount of $75,000, with an option to increase the principal amount by an additional $25,000 subject to customary conditions and approval of the lender(s) providing new commitment(s). The new credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At January 28, 2012, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2012, we had borrowings of $39,500 and interest payments of $205 for the three months ended January 28, 2012 and $485 for the nine months ended January 28, 2012. As of January 28, 2012, there were outstanding balances due against the credit facility of $39,500.

13.          ACQUISITIONS

At the beginning of fiscal 2012, we had an investment in Eetrex of $2,720, representing ownership of 70% of their stock. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for the transportation, telecommunications and computing industries. In July 2011 and October 2011, we paid an additional $600 and $480, respectively, and acquired an additional 20% of their stock, for a total 90% ownership. Each of the other stockholders of Eetrex will have the right to exercise put options, requiring us to purchase their remaining shares after the end of fiscal 2014 or 2016, and we will have an option to purchase any remaining shares after the end of fiscal 2016. The purchase price will be based on a percentage of net sales recorded in either fiscal 2014 or fiscal 2016 of between 2.0% and 2.5%. In accordance with ASC 480, "Distinguishing Liabilities from Equity," our non-controlling interest previously reported in equity has been reclassified to “mezzanine equity” as the ability to exercise the remaining 10% put option is now outside of our control. The calculated redemption amount is presently below the recorded carrying value and has therefore not been adjusted. Additionally, future adjustments to our non-controlling interest may affect earnings per share.
On September 9, 2011, we acquired certain assets and liabilities from Nypro Monterrey, S. de R.L. (Nypro Monterrey) from Nypro Inc. for $6,353. We operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. (AMD), and it has become a part of our existing Monterrey manufacturing campus. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. The AMD assets include 52 injection mold machines, three paint lines and several pad print machines. AMD continues production of injection-molded components for its current third party customers, whose contracts transfered to us along with the assets. In addition, 228 employees from Nypro Monterrey were transfered to us as part of the acquisition.

Based on a third-party valuation report, management determined that the business had a fair value of $6,608, consisting primarily of fixed assets and inventory. We recorded a gain of $255 in the second quarter of fiscal 2012 related to the transaction, in other income, which represents the amount paid for the assets, compared to the fair market value at the time of acquisition due to the distressed nature of the business. The accounts and transactions of AMD have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. The proforma impact of this acquisition as if it were made at the beginning of the earliest period presented would not have had a material impact on the historical reported results of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and telecommunications industries, such as general economic conditions, interest rates, consumer spending patterns and technological changes.   Other factors which may have a material impact on results for future periods include the following risk factors.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report.

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

•	Downturns in the automotive industry or the bankruptcy of certain automotive customers could reduce the sales and profitability of our business.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	We face risks relating to our international operations, including political and economic instability, expropriation, or the imposition of government controls.

•	We are dependent on the availability and price of materials.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	We may be unable to keep pace with rapid technological changes, which would adversely affect our business.

•
We have not, and may not experience comparable increases in our gross margins as our sales increase due to a variety of factors, including, without limitation of the following: 1.) changes in product mix; 2.) new program and product launch costs; 3.) increases in operating expenses; 4.) competitive pricing pressures; and 5.) decreases in volume.

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

•
The following factors may impact our income tax rate or impose additional liabilities: 1.) changes in the mix of earnings among countries with different tax rates; 2.) changes in our assessment of tax exposures; 3.) changes in the valuation of deferred tax assets and liabilities; 4.) changes in tax laws and 5.) expiration of uncertain tax positions.

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

Recent Transactions

In July 2011 and October 2011, we paid $0.6 million and $0.5 million, respectively for an additional 20% investment in Eetrex Incorporated to facilitate our expansion into the power electronics and battery system markets. We now have a 90% ownership in Eetrex. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for the transportation, telecommunications and computing industries.

In September 2011, we acquired certain assets and liabilities from Nypro Monterrey, S. de R.L. ("Nypro Monterrey") from Nypro Inc. for $6.4 million. We operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. ("AMD"), and it has become a part of our existing Monterrey manufacturing campus. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. The AMD assets include 52 injection mold machines, three paint lines and several pad print machines. AMD continues production of injection-molded components for its current third party customers, whose contracts transfered to us along with the assets. In addition, 228 employees from Nypro Monterrey were transfered to us as part of the acquisition.

Results of Operations for the Three Months Ended January 28, 2012 as Compared to the Three Months Ended January 29, 2011

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$112.0	$102.1	$9.9	9.7%

Cost of products sold	92.7	82.7	10.0	12.1%

Gross margins	19.3	19.4	(0.1)	(0.5)%

Selling and administrative expenses	16.8	15.5	1.3	8.4%
Interest (income)/expense, net	(0.1)	0.1	(0.2)	N/M
Other (income)/expense, net	0.6	(0.5)	1.1	N/M
Income tax (benefit)/expense	1.2	(1.5)	2.7	N/M
Net loss attributable to noncontrolling interest	—	(0.1)	0.1	N/M
Net income attributable to Methode Electronics, Inc.	$0.8	$5.9	$(5.1)	(86.4)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.8%	81.0%
Gross margins	17.2%	19.0%
Selling and administrative expenses	15.0%	15.2%
Interest (income)/expense, net	(0.1)%	0.1%
Other (income)/expense, net	0.5%	(0.5)%
Income tax (benefit)/expense	1.1%	(1.5)%
Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	0.7%	5.8%

Net Sales.  Consolidated net sales increased $9.9 million, or 9.7%, to $112.0 million for the three months ended January 28, 2012, from $102.1 million for the three months ended January 29, 2011.  The Automotive segment net sales increased $12.7 million, or 23.9%, to $65.9 million for the third quarter of fiscal 2012, from $53.2 million for the third quarter of fiscal 2011.  The Interconnect segment net sales decreased $3.3 million, or 10.1%, to $29.3 million for the third quarter of fiscal 2012, compared to $32.6 million for the third quarter of fiscal 2011.  The Power Products segment net sales were flat at $13.0 million for both the third quarter of fiscal 2012 and fiscal 2011.  The Other segment net sales increased $0.6 million, or 18.2%, to $3.9 million for the third quarter of fiscal 2012, as compared to $3.3 million for the third quarter of fiscal 2011.  Translation of foreign operations net sales for the three months ended January 28, 2012 decreased reported net sales by $0.1 million or 0.1% due to average currency rates in the third quarter of fiscal 2012, compared to the average currency rates in the third quarter of fiscal 2011.

Cost of Products Sold.  Consolidated cost of products sold increased $10.0 million, or 12.1%, to $92.7 million for the three months ended January 28, 2012, compared to $82.7 million for the three months ended January 29, 2011.  Consolidated cost of products sold as a percentage of sales were 82.8% for the third quarter of fiscal 2012, compared to 81.0% for the third quarter of fiscal 2011.  The Automotive segment experienced costs for design, development, engineering and launch costs of $1.3 million related to new programs that will not begin production until the later part of fiscal 2013 and costs of $1.8 million related to a vendor's production and delivery issues, compared to $1.3 million in the third quarter of fiscal 2011. The Interconnect segment experienced slightly higher costs in the third quarter of fiscal 2012, compared to the third quarter of fiscal

2011, due to lower sales volumes in white goods and optical product lines. The Power Products segment experienced increased cost of products sold as a percentage of sales primarily due to unfavorable product mix in our North American cabling business.

Gross Margins.  Consolidated gross margins decreased $0.1 million, or 0.5%, to $19.3 million for the three months ended January 28, 2012, as compared to $19.4 million for the three months ended January 29, 2011.  Gross margins as a percentage of net sales were 17.2% for the three months ended January 28, 2012, compared to 19.0% for the three months ended January 29, 2011.  Gross margins as a percentage of sales decreased primarily due to new program and product launch costs in the Automotive segment. Gross margins were also negatively impacted by increased sales of automotive product that has higher material cost due to the current high percentage of purchased content. Gross margins as a percentage of sales also decreased due to lower sales volumes in the Interconnect segment and unfavorable product mix in the Power Products segment.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $1.3 million, or 8.4%, to $16.8 million for the three months ended January 28, 2012, compared to $15.5 million for the three months ended January 29, 2011.  The third quarter of fiscal 2011 includes a reversal of expense of $1.7 million for litigation relating to unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Legal expenses decreased $0.8 million, to $0.9 million for the third quarter of fiscal 2012, compared to $1.7 million for the third quarter of fiscal 2011, primarily due to lower Delphi litigation expenses. Selling and administrative expenses increased in the third quarter of fiscal 2012 due to the AMD and Eetrex acquisitions. Selling and administrative expenses as a percentage of net sales decreased to 15.0% for the three months ended January 28, 2012 from 15.2% for the three months ended January 29, 2011.

Interest (Income)/Expense, Net.  Interest (income)/expense, net was income of $0.1 million for the three months ended January 28, 2012, compared to an expense of $0.1 million for the three months ended January 29, 2011.

Other (Income)/Expense, Net.  Other (income)/expense, net decreased $1.1 million to an expense of $0.6 million for the three months ended January 28, 2012, as compared to income of $0.5 million for the three months ended January 29, 2011.  All amounts for both periods relate to expenses for currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense decreased by $2.7 million, to an expense of $1.2 million for the three months ended January 28, 2012, compared to a benefit of $1.5 million for the three months ended January 29, 2011.  The income tax expense for the third quarter of fiscal 2012 relates to income taxes on foreign profits. The amounts for the third quarter of fiscal 2011 includes a benefit of $2.8 million related to the expiration of uncertain tax positions and interest from prior periods, as well as income tax expense of $1.5 million for taxes on foreign taxes.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. decreased $5.1 million, to $0.8 million for the three months ended January 28, 2012, compared to $5.9 million for the three months ended January 29, 2011.  The decrease is primarily due to higher costs related to new product development, the absence of expense reversal for the Blue Angel matter, higher currency translation expense, higher net income taxes and higher selling and administrative expenses due to new acquisitions, partially offset with higher sales volumes and lower legal expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$65.9	$53.2	$12.7	23.9%

Cost of products sold	57.7	44.2	13.5	30.5%

Gross margins	8.2	9.0	(0.8)	(8.9)%

Selling and administrative expenses	7.0	4.2	2.8	66.7%

Income from operations	$1.2	$4.8	$(3.6)	(75.0)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	87.6%	83.1%
Gross margins	12.4%	16.9%
Selling and administrative expenses	10.6%	7.9%
Income from operations	1.8%	9.0%

Net Sales.  Automotive segment net sales increased $12.7 million, or 23.9%, to $65.9 million for the three months ended January 28, 2012, from $53.2 million for the three months ended January 29, 2011.  Net sales increased in North America, Europe and Asia by 118.2%, 2.9% and 9.7%, respectively.  The increase in North America is primarily due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly, which represented 57.6% of the increase and the remaining increase relates to the newly acquired AMD business acquired in September 2011. The increase in Asia is due to increases in our steering angle sensor products and the increase in Europe is primarily due to currency rate fluctuations. Translation of foreign operations net sales for the three months ended January 28, 2012 decreased reported net sales by $0.2 million, or 0.3%, due to average currency rates in the third quarter of fiscal 2012, compared to the average currency rates in the third quarter of fiscal 2011.

Cost of Products Sold.  Automotive segment cost of products sold increased $13.5 million, or 30.5%, to $57.7 million for the three months ended January 28, 2012, from $44.2 million for the three months ended January 29, 2011.  The Automotive segment cost of products sold as a percentage of sales were 87.6% in the third quarter of fiscal 2012, compared to 83.1% in the third quarter of fiscal 2011.  During the third quarter of fiscal 2012, our North American operations experienced additional costs for design, development, engineering and product launches of $1.3 million related to new programs that will not begin production until the later part of fiscal 2013, as well as costs of $1.8 million related to a vendor's production and delivery issues, compared to $1.3 million in the third quarter of fiscal 2011. The increase in costs of products sold as a percentage of sales was also affected by increased sales of product that has a higher material cost due to the current high percentage of purchased content during the third quarter of fiscal 2012.

Gross Margins.  Automotive segment gross margins decreased $0.8 million, or 8.9%, to $8.2 million for the three months ended January 28, 2012, as compared to $9.0 million for the three months ended January 29, 2011.  The Automotive segment gross margins as a percentage of net sales were 12.4% for the three months ended January 28, 2012, as compared to 16.9% for the three months ended January 29, 2011.  Gross margins as a percentage of sales decreased due to design, development, engineering and launch costs related to new programs and new product launches, as well as increased costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted in the third quarter of fiscal 2012 due to increased sales of product that has higher material cost due to the current high percentage of purchased content.

     Selling and Administrative Expenses.  Selling and administrative expenses increased $2.8 million, or 66.7%, to $7.0 million for the three months ended January 28, 2012, compared to $4.2 million for the three months ended January 29, 2011.  The third quarter of fiscal 2011 includes a reversal of expense of $1.7 million for litigation relating to unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Legal expenses related to the Delphi litigation decreased $0.7 million, to $0.5 million for the third quarter of fiscal 2012, compared to $1.2 million for the third quarter of fiscal 2011. The third quarter of fiscal 2012 includes $0.4 million of selling and administrative expenses related to the AMD acquisition. In addition, selling and marketing expenses increased in our North American operations primarily due to new product development efforts and increased costs in our Asian automotive business due to higher expatriate salaries in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011. Selling and administrative expenses as a percentage of net sales were 10.6% for the three months ended January 28, 2012 and 7.9% for the three months ended January 29, 2011.

Income from Operations.  Automotive segment income from operations decreased $3.6 million, to $1.2 million for the three months ended January 28, 2012, compared to $4.8 million for the three months ended January 29, 2011 due to increased expenses related to new programs and new product launches, costs related to a vendor's production and delivery issues, absence of expense reversal for the Blue Angel matter, higher expatriate salary costs and selling and administrative expenses related to a new acquisition, partially offset by higher sales volumes and lower Delphi legal expenses.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$29.3	$32.6	$(3.3)	(10.1)%

Cost of products sold	21.1	23.3	(2.2)	(9.4)%

Gross margins	8.2	9.3	(1.1)	(11.8)%

Selling and administrative expenses	4.1	5.2	(1.1)	(21.2)%

Income from operations	4.1	4.1	—	—%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	72.0%	71.5%
Gross margins	28.0%	28.5%
Selling and administrative expenses	14.0%	16.0%
Income from operations	14.0%	12.6%

Net Sales.  Interconnect segment net sales decreased $3.3 million, or 10.1%, to $29.3 million for the three months ended January 28, 2012, from $32.6 million for the three months ended January 29, 2011.  Net sales decreased 3.0% in North America primarily due to weaker sales for white goods and radio remote control products, partially offset by stronger sales for our data solutions products. Net sales in Europe decreased 36.0% primarily due to no optical sales in the third quarter of fiscal 2012, due to the sale of the optical business in the fourth quarter of fiscal 2011, partially offset by higher sales for remote control devices. Net sales in Asia were flat in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $2.2 million, or 9.4%, to $21.1 million for the three months ended January 28, 2012, compared to $23.3 million for the three months ended January 29, 2011.  Interconnect segment cost of products sold as a percentage of net sales increased to 72.0% for the three months ended January 28, 2012, compared to 71.5% for the three months ended January 29, 2011.  The slight increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes for both white goods and optical products.

Gross Margins.  Interconnect segment gross margins decreased $1.1 million, or 11.8%, to $8.2 million for the three months ended January 28, 2012, compared to $9.3 million for the three months ended January 29, 2011.  Gross margins as a percentage of net sales decreased to 28.0% for the three months ended January 28, 2012, from 28.5% for the three months ended January 29, 2011.  The slight decrease in gross margins is primarily due to lower sales volumes for both white goods and optical products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.1 million, or 21.2%, to $4.1 million for the three months ended January 28, 2012, compared to $5.2 million for the three months ended January 29, 2011.  The decrease is primarily due to businesses that were divested in fiscal 2011, as well as lower salary and bonus expenses in our sensor business.  Selling and administrative expenses as a percentage of net sales decreased to 14.0% for the three months ended January 28, 2012, from 16.0% for the three months ended January 29, 2011.

Income from Operations.  Interconnect segment income from operations was flat at $4.1 million for both the three months ended January 28, 2012 and January 29, 2011, primarily due to lower sales volumes of white goods and interface solutions products, offset with lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$13.0	$13.0	$—	—%

Cost of products sold	10.8	10.2	0.6	5.9%

Gross margins	2.2	2.8	(0.6)	(21.4)%

Selling and administrative expenses	1.5	1.8	(0.3)	(16.7)%

Income from operations	$0.7	$1.0	$(0.3)	(30.0)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	83.1%	78.5%
Gross margins	16.9%	21.5%
Selling and administrative expenses	11.5%	13.8%
Income from operations	5.4%	7.7%

Net Sales.  Power Products segment net sales were flat at $13.0 million for both the three months ended January 28, 2012 and the three months ended January 29, 2011.  Net sales decreased by 2.4% in North America, which was driven by lower demand for our flexible cabling products, partially offset by higher demand for our busbar and heat sink products.  Sales in Europe increased by 58.1% due to higher demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $0.6 million, or 5.9%, to $10.8 million for the three months ended January 28, 2012, compared to $10.2 million for the three months ended January 29, 2011.  The Power Products segment cost of products sold as a percentage of sales increased to 83.1% for the three months ended January 28, 2012, from 78.5% for the three months ended January 29, 2011.  The increase in cost of products sold as a percentage of sales is primarily due to unfavorable product mix for our North American cabling business.

Gross Margins.  Power Products segment gross margins decreased $0.6 million, or 21.4%, to $2.2 million for the three months ended January 28, 2012, compared to $2.8 million for the three months ended January 29, 2011.  Gross margins as a percentage of net sales decreased to 16.9% for the three months ended January 28, 2012 from 21.5% for the three months ended January 29, 2011.  The decrease in gross margins as a percentage of sales is primarily due to unfavorable product mix from our North American cabling business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 16.7%, to $1.5 million for the three months ended January 28, 2012, compared to $1.8 million for the three months ended January 29, 2011. Selling and administrative expenses decreased due to lower legal and professional fees as well as bonus expenses. Selling and administrative expenses as a percentage of net sales decreased to 11.5% for the three months ended January 28, 2012 from 13.8% for the three months ended January 29, 2011.

Income From Operations.  Power Products segment income from operations decreased $0.3 million, or 30.0%, to $0.7 million for the three months ended January 28, 2012, compared to $1.0 million for the three months ended January 29, 2011, due to unfavorable product mix, partially offset with lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$3.9	$3.3	$0.6	18.2%

Cost of products sold	2.7	3.2	(0.5)	(15.6)%

Gross margins	1.2	0.1	1.1	1,100.0%

Selling and administrative expenses	0.7	0.7	—	—%

Income/(loss) from operations	$0.5	$(0.6)	$1.1	N/M

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	69.2%	97.0%
Gross margins	30.8%	3.0%
Selling and administrative expenses	17.9%	21.2%
Income/(loss) from operations	12.8%	(18.2)%

Net Sales.  The Other segment net sales increased $0.6 million, or 18.2%, to $3.9 million for the three months ended January 28, 2012, compared to $3.3 million for the three months ended January 29, 2011.  Net sales from our torque-sensing business increased 14.8% in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011.  Net sales from our testing facilities increased 13.4% in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011.

Cost of Products Sold.  Other segment cost of products sold decreased $0.5 million to $2.7 million for the three months ended January 28, 2012, compared to $3.2 million for the three months ended January 29, 2011. Cost of products sold as a percentage of sales decreased to 69.2% in the third quarter of fiscal 2012, compared to 97.0% in the third quarter of fiscal 2011. The decrease in cost of products sold as a percentage of sales is primarily due to favorable product mix from our torque-sensing business as well as higher sales from our testing facilities.

Gross Margins.  The Other segment gross margins increased $1.1 million, to $1.2 million for the three months ended January 28, 2012, compared to $0.1 million for the three months ended January 29, 2011.  The increase in gross margins as a percentage of sales is primarily due to higher sales from our torque-sensing business and testing facilities as well as favorable product mix from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses were flat at $0.7 million both for the three months ended January 28, 2012 and January 29, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 17.9% for the three months ended January 28, 2012, from 21.2% for the three months ended January 29, 2011.

Income/(Loss) From Operations  The Other segment income/(loss) from operations improved $1.1 million to income of $0.5 million for the three months ended January 28, 2012, compared to a loss of $0.6 million for the three months ended January 29, 2011.  The increase was primarily due to increased sales from our testing facilities and favorable product mix from our torque-sensing business.

Results of Operations for the Nine Months Ended January 28, 2012 as Compared to the Nine Months Ended January 29, 2011

Consolidated Results

Below is a table summarizing results for the nine months ended:
(in millions)
(“N/M” equals not meaningful)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$338.7	$308.8	$29.9	9.7%

Cost of products sold	278.6	245.5	33.1	13.5%

Gross margins	60.1	63.3	(3.2)	(5.1)%

Selling and administrative expenses	53.7	53.2	0.5	0.9%
Interest (income)/expense, net	(0.2)	0.2	(0.4)	N/M
Other expense, net	0.8	0.7	0.1	14.3%
Income tax (benefit)/expense	3.4	(0.1)	3.5	N/M
Net loss attributable to noncontrolling interest	(0.2)	(0.1)	(0.1)	N/M
Net income attributable to Methode Electronics, Inc.	$2.6	$9.4	$(6.8)	(72.3)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.3%	79.5%
Gross margins	17.7%	20.5%
Selling and administrative expenses	15.9%	17.2%
Other expense, net	0.2%	0.2%
Income tax (benefit)/expense	1.0%	—%
Net loss attributable to noncontrolling interest	(0.1)%	—%
Net income attributable to Methode Electronics, Inc.	0.8%	3.0%

Net Sales.  Consolidated net sales increased $29.9 million, or 9.7%, to $338.7 million for the nine months ended January 28, 2012, from $308.8 million for the nine months ended January 29, 2011.  The Automotive segment net sales increased $37.1 million, or 23.3%, to $196.1 million for the first nine months of fiscal 2012, from $159.0 million for the first nine months of fiscal 2011.  The Interconnect segment net sales decreased $10.7 million, or 10.3%, to $93.2 million for the first nine months fiscal 2012, compared to $103.9 million for the first nine months of fiscal 2011.  The Power Products segment net sales increased $3.1 million, or 8.5%, to $39.6 million for the first nine months of fiscal 2012, as compared to $36.5 million for the first nine months of fiscal 2011.  The Other segment net sales increased $0.6 million, or 6.4%, to $10.0 million for the first nine months of fiscal 2012, compared to $9.4 million for the first nine months of fiscal 2011.  Translation of foreign operations net sales for the nine months ended January 28, 2012 increased reported net sales by $3.5 million or 1.0% due to average currency rates in the first nine months of fiscal 2012, compared to the average currency rates in the first nine months of fiscal 2011.

Cost of Products Sold.  Consolidated cost of products sold increased $33.1 million, or 13.5%, to $278.6 million for the nine months ended January 28, 2012, compared to $245.5 million for the nine months ended January 29, 2011.  Consolidated cost of products sold as a percentage of sales were 82.3% for the first nine months of fiscal 2012, compared to 79.5% for the first nine months of fiscal 2011.  The Automotive segment experienced costs for design, development, engineering and launch costs of $2.9 million related to new programs that will not begin production until the later part of fiscal 2013 and costs of $3.1 million related to a vendor's production and delivery issues, compared to $2.0 million in the nine months ended January 29, 2011. The Power Products segment experienced costs of $1.8 million for new product development for the nine months ended January 28, 2012, compared to $1.5 million for the nine months ended January 29, 2011, specifically for an on board charger for an electric truck. The nine months ended January 29, 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta automotive facility, as well as an inventory and equipment charge of $0.4 million, relating to the customer cancellation of certain products manufactured in the U.S. in our Power Products segment.

Gross Margins.  Consolidated gross margins decreased $3.2 million, or 5.1%, to $60.1 million for the nine months ended January 28, 2012, as compared to $63.3 million for the nine months ended January 29, 2011.  Gross margins as a percentage of net sales were 17.7% for the nine months ended January 28, 2012, compared to 20.5% for the nine months ended January 29, 2011.  Gross margins as a percentage of sales decreased due to new program and product launch costs and costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted by increased sales of automotive product that has higher material cost due to the current high percentage of purchased content. Gross margins were negatively impacted in the nine months ended January 29, 2011 for negotiated program termination costs for certain products as well as costs associated with the customer cancellation of certain products.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $0.5 million, or 0.9%, to $53.7 million for the nine months ended January 28, 2012, compared to $53.2 million for the nine months ended January 29, 2011.  During the nine months ended January 29, 2011, we recorded an expense of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Stock award amortization expense increased by $1.2 million, to $3.1 million for the nine months ended January 28, 2012, compared with $1.9 million for the nine months ended January 29, 2011. Selling and administrative expenses increased $0.8 million in the nine months ended January 28, 2012 due to the acquisitions of Eetrex and AMD. In addition, selling and administrative expenses increased by $0.9 million for the nine months ended January 28, 2012 due to additional support staff needed for the development of products not expected to begin production until the later part of fiscal 2013. Legal expenses decreased $0.6 million, to $4.5 million for the first nine months of fiscal 2012, compared to $5.1 million for the first nine months of fiscal 2011, primarily due to lower Delphi litigation expenses, partially offset with legal expenses related to the AMD acquisition. The first nine months of fiscal 2011 includes income of $0.5 million received for grants at one of our Malta facility. Selling and administrative expenses as a percentage of net sales decreased to 15.9% for the nine months ended January 28, 2012 from 17.2% for the nine months ended January 29, 2011.

Interest (Income)/Expense, Net.  Interest (income)/expense, net was income of $0.2 million for the first nine months of fiscal 2012, compared to an expense of $0.2 million for the first nine months of fiscal 2011.

Other Expense, Net.  Other expense, net increased $0.1 million, or 14.3%, to $0.8 million for the nine months ended January 28, 2012, as compared to $0.7 million for the nine months ended January 29, 2011.  Other income included income of $0.1 million and $1.2 million for the nine months ended January 28, 2012 and January 29, 2011, respectively, related to life insurance policies in connection with an employee deferred compensation plan. The nine months ended January 28, 2012 includes a gain of $0.3 million related to the acquisition of AMD. All other amounts for both periods relate to expenses for currency rate fluctuations.  The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense increased by $3.5 million to an expense of $3.4 million for the nine months ended January 28, 2012, compared to a benefit of $0.1 million for the nine months ended January 29, 2011.  The income tax expense for the first nine months of fiscal 2012 relates to income taxes on foreign profits of $3.3 million and $0.9 million for foreign taxes on a foreign dividend. In addition, the first nine months of fiscal 2012 includes a benefit of $1.1 million related to tax credits from our Malta facility. The first nine months of fiscal 2011 includes a benefit of $2.8 million related to the expiration of uncertain tax positions and interest from prior periods, partially offset by income taxes on foreign profits of $2.5 million.

Net Income Attributable to Methode Electronics, Inc.   Net income attributable to Methode Electronics, Inc. decreased $6.8 million, to $2.6 million for the nine months ended January 28, 2012, compared to $9.4 million for the nine months ended January 29, 2011.  The decrease is primarily due to higher expenses for new product development and product launches, stock award amortization expense, costs related to a vendor's production and delivery issues, higher tax expense, higher selling and administrative expenses due to acquisitions, the absence of a grant from our Malta facility and lower life insurance proceeds, partially offset by higher sales, lower legal expenses and the absence of expense for Blue Angel claims and the absence of negotiated cancellation costs and inventory charge.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$196.1	$159.0	$37.1	23.3%

Cost of products sold	168.3	129.7	38.6	29.8%

Gross margins	27.8	29.3	(1.5)	(5.1)%

Selling and administrative expenses	21.1	20.0	1.1	5.5%

Income from operations	$6.7	$9.3	$(2.6)	(28.0)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	85.8%	81.6%
Gross margins	14.2%	18.4%
Selling and administrative expenses	10.8%	12.6%
Income from operations	3.4%	5.8%

Net Sales.  Automotive segment net sales increased $37.1 million, or 23.3%, to $196.1 million for the nine months ended January 28, 2012, from $159.0 million for the nine months ended January 29, 2011.  Net sales increased in North America, Europe and Asia by 111.3%, 9.3% and 10.9%, respectively.  The increase in North America is primarily due to increased sales for our Ford Center Console Program and transmission lead-frame assembly as well as the AMD business acquired in September 2011. The increase in Asia is due to increases in our transmission lead-frame and steering angle sensor products and the increase in Europe is primarily due to currency fluctuations. Translation of foreign operations net sales for the nine months ended January 28, 2012 increased reported net sales by $3.4 million, or 1.7%, due to average currency rates in the first nine months of fiscal 2012, compared to the average currency rates in the first nine months of fiscal 2011.

Cost of Products Sold.  Automotive segment cost of products sold increased $38.6 million, or 29.8%, to $168.3 million for the nine months ended January 28, 2012, from $129.7 million for the nine months ended January 29, 2011.  The Automotive segment cost of products sold as a percentage of sales were 85.8% in the first nine months of fiscal 2012, compared to 81.6% in the first nine months of fiscal 2011.  During the first nine months of fiscal 2012, our North American operations experienced additional costs for design, development, engineering and product launches of $2.9 million related to new programs that will not begin production until the later part of fiscal 2013, as well as costs of $3.1 million related to a vendor's production and delivery issues, compared to $2.0 million in the first nine months of fiscal 2011. The increase in costs of products sold as a percentage of sales was also affected by increased sales of product that has a higher material cost due to the current high percentage of purchased content. The first nine months of fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.

Gross Margins.  Automotive segment gross margins decreased $1.5 million, or 5.1%, to $27.8 million for the nine months ended January 28, 2012, as compared to $29.3 million for the nine months ended January 29, 2011.  The Automotive segment gross margins as a percentage of net sales were 14.2% for the nine months ended January 28, 2012, as compared to 18.4% for the nine months ended January 29, 2011.  Gross margins as a percentage of sales decreased in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011, due to design, development, engineering and launch costs related to new programs and new product launches, as well as increased costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted in the first nine months of fiscal 2012 by increased sales of product that has higher material cost due to the current high percentage of purchased content. The gross margins for the first nine months of fiscal 2011 were negatively impacted by the negotiated program termination costs.

     Selling and Administrative Expenses.  Selling and administrative expenses increased $1.1 million, or 5.5%, to $21.1 million for the nine months ended January 28, 2012, compared to $20.0 million for the nine months ended January 29, 2011.  During the nine months ended January 29, 2011, we recorded an expense of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Selling and administrative expenses increased $0.6 million in the nine months ended January 28, 2012 due to the acquisition of AMD. In addition, selling and administrative expenses increased by $0.9 million for the nine months ended January 28, 2012 due to additional support staff needed for the development of products not expected to begin production until the later part of fiscal 2013. Legal expenses decreased $0.6 million, to $4.5 million for the first nine months of fiscal 2012, compared to $5.1 million for the first nine months of fiscal 2011, primarily due to lower Delphi litigation expenses, partially offset with legal expenses related to the AMD acquisition. Selling and administrative expenses as a percentage of net sales were 10.8% for the nine months ended January 28, 2012 and 12.6% for the nine months ended January 29, 2011.

Income from Operations.  Automotive segment income from operations decreased $2.6 million, or 28.0%, to $6.7 million for the nine months ended January 28, 2012, compared to $9.3 million for the nine months ended January 29, 2011 due to increased expenses related to new programs and new product launches, costs related to a vendor's production and delivery issues, partially offset with higher sales volumes and lower legal expenses and the absence of an expense for litigation regarding the Blue Angel dispute for the nine months ended January 28, 2012, compared to the nine months ended January 29, 2011.

Interconnect Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$93.2	$103.9	$(10.7)	(10.3)%

Cost of products sold	67.7	73.8	(6.1)	(8.3)%

Gross margins	25.5	30.1	(4.6)	(15.3)%

Selling and administrative expenses	13.4	16.1	(2.7)	(16.8)%

Income from operations	12.1	14.0	(1.9)	(13.6)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	72.6%	71.0%
Gross margins	27.4%	29.0%
Selling and administrative expenses	14.4%	15.5%
Income from operations	13.0%	13.5%

Net Sales.  Interconnect segment net sales decreased $10.7 million, or 10.3%, to $93.2 million for the nine months ended January 28, 2012, from $103.9 million for the nine months ended January 29, 2011.  Net sales decreased 11.1% in North America primarily due to weak sales for white goods and interface solutions products, partially offset by stronger sales for data and remote control devices. Net sales in Europe decreased 16.0% primarily due to no optical sales in the first six months of fiscal 2012, due to the sale of the optical business in the fourth quarter of fiscal 2011, partially offset by higher sales for data and remote control devices. Net sales in Asia increased 5.2% primarily due to higher sales of remote control devices.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $6.1 million, or 8.3%, to $67.7 million for the nine months ended January 28, 2012, compared to $73.8 million for the nine months ended January 29, 2011.  Interconnect segment cost of products sold as a percentage of net sales increased to 72.6% for the nine months ended January 28, 2012, compared to 71.0% for the nine months ended January 29, 2011.  The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes for white goods and interface solutions products.

Gross Margins.  Interconnect segment gross margins decreased $4.6 million, or 15.3%, to $25.5 million for the nine months ended January 28, 2012, compared to $30.1 million for the nine months ended January 29, 2011.  Gross margins as a percentage of net sales decreased to 27.4% for the nine months ended January 28, 2012, from 29.0% for the nine months ended January 29, 2011.  The decrease in gross margins as a percentage of net sales primarily relates to lower sales volumes for white goods and interface solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.7 million, or 16.8%, to $13.4 million for the nine months ended January 28, 2012, compared to $16.1 million for the nine months ended January 29, 2011.  Selling and administrative expenses decreased due to no selling and administrative expenses for our optical business, as well as lower salary and bonus expenses for our sensor business.  Selling and administrative expenses as a percentage of net sales decreased to 14.4% for the nine months ended January 28, 2012, from 15.5% for the nine months ended January 29, 2011.

Income from Operations.  Interconnect segment income from operations decreased $1.9 million, or 13.6%, to $12.1 million for the nine months ended January 28, 2012, compared to $14.0 million for the nine months ended January 29, 2011 primarily due to lower sales of white goods products, partially offset with lower other selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$39.6	$36.5	$3.1	8.5%

Cost of products sold	32.6	29.0	3.6	12.4%

Gross margins	7.0	7.5	(0.5)	(6.7)%

Selling and administrative expenses	5.2	4.8	0.4	8.3%

Income from operations	$1.8	$2.7	$(0.9)	(33.3)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.3%	79.5%
Gross margins	17.7%	20.5%
Selling and administrative expenses	13.1%	13.2%
Income from operations	4.5%	7.4%

Net Sales.  Power Products segment net sales increased $3.1 million, or 8.5%, to $39.6 million for the nine months ended January 28, 2012, compared to $36.5 million for the nine months ended January 29, 2011.  Net sales increased by 8.7% in North America, by 7.8% in Asia and by 2.6% in Europe.  The increase in North America was driven by higher demand for our busbar and heat sink products, partially offset by lower demand for our flexible cabling products.  The increase in Asia and Europe was due to higher demand for our busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $3.6 million, or 12.4%, to $32.6 million for the nine months ended January 28, 2012, compared to $29.0 million for the nine months ended January 29, 2011.  The Power Products segment cost of products sold as a percentage of sales increased to 82.3% for the nine months ended January 28, 2012, from 79.5% for the nine months ended January 29, 2011.  The increase in cost of products sold as a percentage of sales is primarily due to unfavorable product mix for our North American cabling business, as well as increased costs for product development for an electric truck in North America. The product development costs were $1.8 million for the nine months ended January 28, 2012, compared to $1.5 million for the nine months ended January 29, 2011. The first nine months of fiscal 2011 includes an inventory and equipment write-down charge of $0.4 million relating to a customer cancellation of certain products manufactured in our U.S. facility.

Gross Margins.  Power Products segment gross margins decreased $0.5 million, or 6.7%, to $7.0 million for the nine months ended January 28, 2012, compared to $7.5 million for the nine months ended January 29, 2011.  Gross margins as a percentage of net sales decreased to 17.7% for the nine months ended January 28, 2012 from 20.5% for the nine months ended January 29, 2011.  The decrease in gross margins as a percentage of sales is primarily due to unfavorable product mix from our North American cabling business, as well as increased costs for product development in North America.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.4 million, or 8.3%, to $5.2 million for the nine months ended January 28, 2012, compared to $4.8 million for the nine months ended January 29, 2011. Selling and administrative expenses increased due to new product development in North America as well as selling and administrative expenses related to the newly acquired Eetrex business. Selling and administrative expenses as a percentage of net sales decreased slightly to 13.1% for the nine months ended January 28, 2012 from 13.2% for the nine months ended January 29, 2011.

Income From Operations.  Power Products segment income from operations decreased $0.9 million, or 33.3%, to $1.8 million for the nine months ended January 28, 2012, compared to $2.7 million for the nine months ended January 29, 2011, due to unfavorable product mix from our North American cabling business, increased expenses for new product development, partially offset by higher sales and absence of a customer cancellation charge in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011.

Other Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 28, 2012	January 29, 2011	Net Change	Net Change
Net sales	$10.0	$9.4	$0.6	6.4%

Cost of products sold	7.8	8.9	(1.1)	(12.4)%

Gross margins	2.2	0.5	1.7	340.0%

Selling and administrative expenses	2.9	2.1	0.8	38.1%

Loss from operations	$(0.7)	$(1.6)	$0.9	(56.3)%

Percent of sales:	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	78.0%	94.7%
Gross margins	22.0%	5.3%
Selling and administrative expenses	29.0%	22.3%
Loss from operations	(7.0)%	(17.0)%

Net Sales.  The Other segment net sales increased $0.6 million, or 6.4%, to $10.0 million for the first nine months of fiscal 2012, compared to $9.4 million for the first nine months of fiscal 2011.  Net sales from our torque-sensing business increased 4.7% in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011.  Net sales from our testing facilities increased 6.3% in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011.

Cost of Products Sold.  Other segment cost of products sold decreased $1.1 million to $7.8 million for the nine months ended January 28, 2012, compared to $8.9 million for the nine months ended January 29, 2011. Cost of products sold as a percentage of sales decreased to 78.0% in the first nine months of fiscal 2012, compared to 94.7% in the first nine months of fiscal 2011. The decrease in cost of products sold as a percentage of sales is primarily due to higher sales as well as favorable product mix from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $1.7 million, to $2.2 million for the nine months ended January 28, 2012, compared to $0.5 million for the nine months ended January 29, 2011.  The increase in gross margins as a percentage of sales is primarily due to higher sales as well as favorable product mix from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.8 million, or 38.1%, to $2.9 million for the nine months ended January 28, 2012, compared to $2.1 million for the nine months ended January 29, 2011.  The increase is primarily due to expenses related to higher stock award amortization expense and severance. Selling and administrative expenses as a percentage of net sales increased to 29.0% for the nine months ended January 28, 2012, from 22.3% for the nine months ended January 29, 2011.

Loss From Operations  The Other segment loss from operations decreased $0.9 million, or 56.3%, to $0.7 million for the nine months ended January 28, 2012, compared to $1.6 million for the nine months ended January 29, 2011.  The loss decreased primarily due to increased sales and favorable product mix from our torque-sensing business, partially offset with higher stock award amortization expense and severance in the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011.

Liquidity and Capital Resources

The Company has signed a non-binding memorandum of understanding to purchase the business assets of one of its strategic distributors who is distressed.  We anticipate the transaction to be completed during our fourth quarter of fiscal 2012 and would be included in the Interconnect segment. Consideration will be cash and our trade receivables for the distributor outstanding as of the January 28, 2012 balance sheet date. If the transaction is completed, $1.2 million of trade receivables will be reclassified to reflect the business assets acquired. If the transaction is not completed, the $1.2 million of trade receivables will likely be impaired and be subject to write-off in a future period.

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the total cash and cash equivalents, as of January 28, 2012, $67.8 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $62.9 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation upon any future repatriation of funds.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms as well as transmission lead-frame assemblies for GM transmissions. Both programs are expected to be manufactured in our plants in Monterrey, Mexico. These programs require a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the programs. We expect to begin production and generate sales on these programs in fiscal 2013. Therefore, we anticipate our cash balances may decline further due to the launch of these programs without a corresponding increase in sales.

Our Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s)providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries and matures in February 2016. At January 28, 2012, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2012, we had borrowings of $39.5 million and interest payments of $0.5 million, under this credit facility. As of January 28, 2012, there were outstanding balances due against the credit facility of $39.5 million.

Cash Flow Operating Activities

Net cash provided by operating activities decreased $7.7 million to $11.9 million for the nine months ended January 28, 2012, compared to $19.6 million for the nine months ended January 29, 2011.  The operating activities decrease is primarily driven by lower net income as well as an increase in accounts receivable balances due to timing of sales in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011.

Cash Flow Investing Activities

Net cash used in investing activities increased $14.0 million to $23.0 million for the nine months ended January 28, 2012, compared to $9.0 million for the nine months ended January 29, 2011.  Purchases of property, plant and equipment was $16.6 million for the first nine months of fiscal 2012, compared to $9.8 million for the first nine months of fiscal 2011.  In the first nine months of fiscal 2012, we acquired the AMD business for $6.4 million. In the first nine months of fiscal 2011, we invested $0.8 million in Eetrex. In addition, the first nine months of fiscal 2011 includes proceeds from life insurance policies of $1.5 million.

Cash Flow Financing Activities

Net cash provided by financing activities increased $38.5 million to cash provided of $31.9 million in the first nine months of fiscal 2012, compared to a cash use of $6.6 million for the first nine months of fiscal 2011.  During the first nine months of fiscal 2012, the Company had net borrowings against the credit facility of $39.5 million, compared to no net borrowings in the first nine months of fiscal 2011. We paid dividends of $7.8 million and $7.7 million in the first nine months of fiscal 2012 and 2011, respectively. In addition, the first nine months of fiscal 2012 included $0.2 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $4.2 million as of January 28, 2012 and $3.8 million as of April 30, 2011.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $20.0 million at January 28, 2012 and $17.9 million at April 30, 2011.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 6.          Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	March 1, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.