Form 10-Q/A
period 2012-01-28
METHODE ELECTRONICS INC
filed 2012-03-19
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q/A
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

Explanatory Note

Methode Electronics, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2012 in order to file Exhibits Number 31.1, 31.2 and 32. These exhibits were not filed with the Form 10-Q due to a clerical error. This Form 10-Q/A does not otherwise update or amend any other items or exhibits of the Form 10-Q, and does not otherwise reflect events occurring after the original filing date of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	March 19, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350