Form 10-K
period 2012-04-28
METHODE ELECTRONICS INC
filed 2012-06-28
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 29, 2011, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange was $339.4 million.
Registrant had 37,033,490 shares of common stock, $0.50 par value, outstanding as of June 26, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held September 13, 2012 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K
April 28, 2012

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” mean Methode Electronics, Inc. and its subsidiaries.

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.

Segments.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile Original Equipment Manufacturers, ("OEMs"), either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.

The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, personal computer and express card packaging and terminators, solid-state field effect interface panels, and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

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

Financial results by segment are summarized in Note 13 to our consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Automotive	58.0%	52.8%	53.4%
Interconnect	27.7%	32.4%	33.3%
Power Products	11.3%	11.8%	10.8%
Other	3.0%	3.0%	2.5%

Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 13 to our consolidated financial statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers as well as selling partners and distributors.

Sources and Availability of Materials.  Principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, light-emitting diode (LED) displays, plastic molding materials, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We experienced price increases on some resins as well as silver in fiscal 2012, however copper prices remained constant. In fiscal 2011, we experienced some shortages for specific electrical components.  Additionally in fiscal 2011, we experienced significant price increases for copper, precious metals and petroleum-based raw materials.  We did not experience significant price increases in fiscal 2010.

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

Material Customers.  During the fiscal year ended April 28, 2012, shipments to Ford Motor Company (“Ford”) and General Motors Corporation (“GM”), or their tiered suppliers, represented 18.7% and 18.5%, respectively, of consolidated net sales.  Such shipments included a wide variety of our automotive component products.

Backlog. Our backlog of orders was approximately $87.9 million at April 28, 2012, and $82.2 million at April 30, 2011.  We expect that most of the backlog at April 28, 2012 will be shipped within fiscal 2013.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Senior management of our Company participates directly in the program.  Expenditures for such activities amounted to $20.4 million, $19.5 million and $18.4 million for fiscal 2012, 2011 and 2010, respectively.

Environmental Matters.  Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position.  Currently, we do not have any environmental related lawsuits or material administrative proceedings pending against us.  Further information as to environmental matters affecting us is presented in Note 9 to our consolidated financial statements.

Employees.  At April 28, 2012 and April 30, 2011, we had 3,143 and 2,743 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of April 28, 2012, our employees from our Malta and Mexico facilities, which account for approximately 64% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

Segment Information and Foreign Sales.  Information about our operations by segment and in different geographic regions is summarized in Note 13 to our consolidated financial statements.

Available Information.  We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site(www.sec.gov) that contains periodic reports, proxy and information statements and other information regarding Methode.

Financial and other information can also be accessed on the investor relations section of our website at www.methode.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.   Also posted on our website are the Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 7401 West Wilson Avenue, Chicago, Illinois 60706, Attention: Investor Relations Department.  Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of October 20, 2011.

As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.   Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report.

We depend on a small number of large customers, specifically two large automotive customers.  If we were to lose either of these customers or experienced a significant decline in the volume or price of products purchased by these customers, or if either of the customers declare bankruptcy, our future results could be adversely affected.

During the year ended April 28, 2012, shipments to Ford and GM, or their tiered suppliers, represented 18.7% and 18.5%, respectively, of our consolidated net sales.  The contracts we have entered into with these customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by Ford or GM could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

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

Currently, approximately 58% of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns.  Any significant reduction in vehicle production by our customers would have a material adverse effect on our business.

In addition, we have significant receivable balances related to these customers that would be at risk in the event of their bankruptcy.  Prior to fiscal 2012, due to the financial stresses within the global economy, which directly affected the worldwide automotive industry, certain automakers and suppliers declared bankruptcy. In the event of the bankruptcy of any of our customers with significant receivable balances, our financial condition and operating results could be adversely affected.

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

We face risks relating to our international operations

Recently, there has been global concern over the overall macroeconomic environment in Europe, the currency exchange rate fluctuations between the euro and the U.S. dollar, the banking system in the European Economic Community, the ability of European consumers to access credit to finance automobile purchases and the ability of the European Central Bank to provide enough liquidity and backing to any countries experiencing sovereign debt issues, such as Greece, Italy and Spain. Any or all of these factors could negatively impact our European operations.

In addition, because approximately 59% of our sales come from our international operations, our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may adversely affect us, including: fluctuations in exchange rates; political and economic instability; expropriation, or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; increases in duties and taxes; high levels of inflation or deflation; greater difficulty in collecting our accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and  communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.

We are dependent on the availability and price of materials.

We require substantial amounts of materials, including petroleum-based products, glass, copper and precious metals, application-specific integrated circuits and light-emitting diode (LED) displays, and all materials we require are purchased from third party sources. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the availability of, or price for, these materials could materially adversely affect our results of operations and financial condition.  We experienced price increases on some resins as well as silver in fiscal 2012, however copper prices remained constant.We experienced significant price increases in fiscal 2011 for copper, precious metals and petroleum-based raw materials and shortages for certain electrical components.

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

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to a variety of factors, including design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects or recalls and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

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

We have and may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. These claims and any resulting lawsuit could subject us to liability for damages and invalidate our intellectual property rights. If an infringement claim is successfully asserted by a holder of intellectual property rights, we may be required to cease marketing or selling certain products, pay a penalty for past infringement and spend significant time and money to develop a non-infringing product or process or to obtain licenses for the technology, process or information from the holder. We may not be successful in the development of a non-infringing alternative, or licenses may not be available on commercially acceptable terms, if at all, in which case we may lose sales and profits. In addition, any litigation could be lengthy and costly and could materially adversely affect us even if we are successful in the litigation.

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. In order to maintain our margins, we must strive to increase volumes and reduce our costs. Continuing pressures to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

We were awarded new North American automotive business in fiscal 2011 for a program that will not begin production until the end of fiscal 2013. We anticipate that it will take a significant amount of our cash and resources to launch this program.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms. The program is expected to be manufactured in our plant in Monterrey, Mexico. We anticipate that the center stack program for GM will require a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the program. We expect to begin production and generate sales on this program in late fiscal 2013. Therefore, we anticipate our cash balances will likely decline due to the launching of this program without a corresponding increase in sales.

We currently have a significant amount of our cash located outside the U.S.

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Except for a planned dividend from a foreign subsidiary, no provision has been made for income taxes on undistributed net income of foreign operations, as we currently expect them to be indefinitely reinvested in our foreign operations. However, if we change our position and the cash is repatriated back to the U.S., it may have an adverse affect on our U.S. federal and state taxes, by lowering our net operating loss positions or potentially creating a tax liability.

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

Our operations may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease or failures of our management information or other systems. If a business interruption occurs, our business could be materially and adversely affected.

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

We acquired 70% of Eetrex during fiscal 2011 and an additional 20% during fiscal 2012. As a result of this acquisition, we now design and manufacture chargers, inverters and battery systems for hybrid and plug-in hybrid electronic vehicles. The market for these products is competitive and rapidly developing. If we do not keep pace with technological innovations in the industry, our products may not be competitive and we may not benefit from future revenue and earnings. Furthermore, while we intend to expand the Eetrex business by integrating the technology into additional applications, we can make no guarantee that such ventures will be successful or profitable.

We acquired certain assets and liabilities from Nypro Monterrey, S. de R.L. from Nypro, Inc. in September, 2011. We operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. (AMD). This business provides us with high-quality injection molding, painting and decorating capabilities, however, we make no guarantee AMD will be successful or profitable.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Carthage, Illinois	Manufacturing	Owned	261,000
Monterrey, Mexico	Manufacturing	Leased	247,000
Mriehel, Malta	Manufacturing	Leased	209,000
Shanghai, China	Manufacturing	Leased	75,500
McAllen, Texas	Warehousing	Leased	38,000
Zhenjiang, China	Manufacturing	Leased	19,200
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Bangalore, India	Engineering Design Center	Leased	11,860
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	8,100
Burnley, England	Engineering Design Center	Leased	5,900
Sin El Fil, Lebanon	Engineering Design Center	Leased	2,300

Interconnect Segment:
Shanghai, China	Manufacturing	Leased	49,000
Chicago, Illinois	Manufacturing	Owned	38,400
Mriehel, Malta	Manufacturing	Leased	32,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	26,100
Richardson, Texas	Manufacturing	Leased	25,700
Laguna, Philippines	Manufacturing	Leased	22,800
Wheaton, Illinois	Manufacturing	Leased	22,500
San Jose, California	Sales and Design	Leased	7,250
Singapore	Sales and Administrative	Leased	1,250

Power Products Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Mriehel, Malta	Manufacturing	Leased	40,700
Shanghai, China	Manufacturing	Leased	35,000
Boulder, Colorado	Prototype and Design Center	Leased	9,500
San Jose, California	Prototype and Design Center	Leased	7,250

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3.  Legal Proceedings

Other than as described below, as of April 28, 2012, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

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

In March 2010, DPH Holdings Corp. and certain of its affiliated debtors, as successors to Delphi Corporation and certain of its affiliates (“Delphi”), served the Company with a complaint seeking to recover approximately $19.7 million in alleged preference payments that Delphi made to the Company within the 90-day period preceding Delphi’s bankruptcy filing in October 2005 (the “Complaint”).  Delphi is pursuing similar preference complaints against a number of other, unrelated third-parties.  The Complaint, dated September 28, 2007, was originally filed under seal with the United States Bankruptcy Court for the Southern District of New York (titled as Delphi Corporation, et al. v. Methode Electronics, Inc, Adversary Proceeding No. 07-2432) and pursuant to certain court orders, the Complaint was not unsealed and served upon the Company until March 2010.  The Company has filed a joinder to third-parties’ motions to dismiss the Delphi preference complaints based on violations of due process and other defenses connected to the unusual manner that Delphi filed and served the preference complaints.   Additionally, the Company possesses several other substantive defenses to the Complaint including, but not limited to, the affirmative defenses available under the Bankruptcy Code, statute of limitations, setoff, waiver and estoppel.  The Bankruptcy Court ruled on July 22, 2010 that the Complaint did not satisfy certain pleading requirements and dismissed the Complaint without prejudice, granting Delphi leave to re-file an amended complaint. The Court overruled the Company's defenses to the proposed amended complaint relating primarily to pleading issues, and ordered that other defenses would be addressed in subsequent proceedings. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of our management, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	56
Chief Executive Officer of the Company since 2004. President and Director of the Company since 2001. Prior thereto Mr. Duda was Vice President-Interconnect Group since 2000. Prior thereto, Mr. Duda was with Amphenol Corporation through 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	62
Chief Financial Officer of the Company since 2004. Vice President, Corporate Finance, of the Company since 2001. Prior thereto Mr. Koman was Assistant Vice President-Financial Analysis since 2000. Prior thereto, Mr. Koman was with Illinois Central Corporation through 2000 as Controller since 1997 and Treasurer since 1991.

Thomas D. Reynolds	49
Chief Operating Officer, of the Company since June 2010. Senior Vice President, Worldwide Automotive Operations, of the Company since 2006. Vice President and General Manager, North American Automotive Operations, of the Company since October 2001. Prior thereto, Mr. Reynolds was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Timothy R. Glandon	48
Vice President and General Manager, North American Automotive, of the Company since 2006. Prior thereto, Mr. Glandon was General Manager of Automotive Safety Technologies since 2001. Prior thereto, Mr. Glandon was Vice President and General Manager with American Components, Inc. from 1996 to 2001.

Joseph. E. Khoury	48	Vice President and General Manager, European Automotive, of the Company since 2004. Prior thereto, Mr. Khoury was General Manager of Methode Electronics International, GMBH since 2000.

Theodore P. Kill	61
Vice President, Worldwide Automotive Sales, of the Company since 2006. Prior thereto, Mr. Kill was a principal with Kill and Associates from 2003 to 2006. Prior thereto, Mr. Kill was a principal with Kill and Bolton Associates from 1995 to 2003.

Ronald L.G. Tsoumas	51	Controller and Treasurer of the Company since 2007. Prior thereto, Mr. Tsoumas was Assistant Controller of the Company since 1998.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

Item 3.  Mine Safety Disclosures

Not Applicable
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange. The following is a tabulation of high and low sales prices for the periods.

			Dividends Paid Per Share
	Sales Price Per Share
	High	Low
Fiscal Year ended April 28, 2012
First Quarter	$12.57	$9.84	$0.07
Second Quarter	10.72	7.03	0.07
Third Quarter	10.69	7.68	0.07
Fourth Quarter	10.79	8.17	0.07

Fiscal Year ended April 30, 2011
First Quarter	$11.78	$9.31	$0.07
Second Quarter	11.03	7.85	0.07
Third Quarter	13.73	9.10	0.07
Fourth Quarter	12.74	11.26	0.07

On June 21, 2012, the Board of Directors declared a dividend of $0.07 per share of common stock, payable on July 27, 2012, to holders of record on July 13, 2012. As of June 28, 2012, the number of record holders of our common stock was 552.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of April 28, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,229,365	$7.67	963,321
Equity compensation plans not approved by security holders	—	—	—
Total	1,229,365	$7.67	963,321

Purchase of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2012 through February 25, 2012	1,400	$10.44
February 26, 2012 through March 31, 2012	—	—
April 1, 2012 through April 28, 2012	—	$—	—	—
	1,400	$10.44	—	—
 _________________________________
(1)  The amount includes the repurchase and cancellation of shares of common stock redeemed by the Company for the payment of minimum withholding taxes on the value of restricted stock awards vesting during the period.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2012, 2011 and 2010, and the consolidated balance sheet data as of April 28, 2012 and April 30, 2011, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2009 and 2008, and the consolidated balance sheet data as of May 1, 2010, May 2, 2009 and May 3, 2008, are derived from audited consolidated financial statements not included in this report.  Due to the timing of our fiscal calendar, fiscal 2008 represents 53 weeks of results.  Fiscal 2012, 2011, 2010 and 2009 represent 52 weeks of results.

	Fiscal Year Ended
	April 28, 2012 (1)	April 30, 2011 (2)	May 1, 2010 (3)	May 2, 2009 (4)	May 3, 2008 (53wks) (5)
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$465.1	$428.2	$377.6	$428.8	$555.0
Income/(loss) before income taxes	11.4	14.5	7.8	(110.5)	49.8
Income tax expense/(benefit)	3.2	(4.1)	(6.0)	1.7	9.7
Income/(loss) from continuing operations	8.4	18.5	13.8	(112.1)	39.8
Income from discontinued operations, net of tax	—	0.6	—	—	—
Net income/(loss) applicable to Methode Electronics, Inc.	8.4	19.5	13.7	(112.5)	39.8
Per Common Share:
Basic net income/(loss) from continuing operations	0.22	0.51	0.37	(3.05)	1.07
Basic net income from discontinued operations	—	0.02	—	—	—
Basic net income/(loss) applicable to Methode Electronics, Inc.	0.22	0.53	0.37	(3.05)	1.07

Diluted net income/(loss) from continuing operations	0.22	0.50	0.37	(3.05)	1.06
Diluted net income from discontinued operations	—	0.02	—	—	—
Diluted net income/(loss) applicable to Methode Electronics, Inc.	0.22	0.52	0.37	(3.05)	1.06

Dividends	0.28	0.28	0.28	0.26	0.20
Book Value	6.84	6.95	6.43	6.28	9.93
Long-term Debt	48.0	—	—	—	—
Retained Earnings	154.0	156.0	146.8	143.6	265.8
Fixed Assets (net)	77.2	61.5	61.9	69.9	90.3
Total Assets	403.6	334.7	310.8	305.3	470.2
Return on Average Equity	3.3%	7.9%	6.0%	(37.2)%	11.4%
Pre-tax Income/(loss) as a Percentage of Sales	2.5%	3.4%	2.1%	(25.8)%	9.0%
Net Income/(loss) as a Percentage of Sales	1.8%	4.6%	3.6%	(26.2)%	7.2%

(1) Fiscal 2012 includes $3.7 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.

(2) Fiscal 2011 results includes an after-tax gain on the sale of a business of $0.6 million. In addition, fiscal 2011 includes $4.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.

(3) Fiscal 2010 results include a pre-tax charge of $7.8 million relating to restructuring activities.  In addition, fiscal 2010 includes $5.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.  Income tax includes a $8.4 million loss carry-back benefit related to losses in our U.S.-based businesses.

(4) Fiscal 2009 results include a pre-tax charge of $94.4 million relating to goodwill and other asset impairments.  In addition, fiscal 2009 results include a pre-tax charge of $25.3 million relating to restructuring activities.  The income tax expense includes a $28.0 million valuation charge related to the uncertainty of the future realization of our deferred tax assets.

(5) Fiscal 2008 results include a pre-tax charge of $5.2 million relating to a restructuring of our U.S.-based automotive operations and the decision to discontinue producing certain legacy products in the Interconnect segment.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business.”

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

Recent Transactions

In fiscal 2012, we paid $1.1 million for an additional 20% investment in Eetrex Incorporated to facilitate our expansion into the power electronics and battery systems markets. We now have a 90% ownership interest in Eetrex. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of chargers, inverters and battery systems for the transportation, telecommunications and computing industries.

In September 2011, we acquired certain assets and liabilities of Nypro Monterrey, S. de R.L. (Nypro Monterrey) from Nypro Inc. for $6.4 million. We operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. (AMD), and it has become a part of our existing Monterrey manufacturing campus. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. The AMD assets include 52 injection mold machines, three paint lines and several pad print machines. In addition, 228 employees from Nypro Monterrey were transfered to us as part of the acquisition.

Results of Operations

Results of Operations for the Fiscal Year Ended April 28, 2012, as Compared to the Fiscal Year Ended April 30, 2011.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	April 28, 2012	April 30, 2011	Net Change	Net Change
Net sales	$465.1	$428.2	$36.9	8.6%

Cost of products sold	382.0	339.0	43.0	12.7%

Gross margins	83.1	89.2	(6.1)	(6.8)%

Selling and administrative expenses	69.9	70.8	(0.9)	(1.3)%
Amortization of intangibles	1.8	2.4	(0.6)	(25.0)%
Interest (income)/expense, net	(0.3)	0.2	(0.5)	N/M
Other expense, net	0.3	1.3	(1.0)	(76.9)%
Income tax (benefit)/expense	3.2	(4.1)	7.3	N/M
Gain on sale of discontinued business, net of tax	—	(0.6)	0.6	N/M
Net loss attributable to noncontrolling interest	(0.2)	(0.3)	0.1	N/M
Net income attributable to Methode Electronics, Inc.	$8.4	$19.5	$(11.1)	(56.9)%

Percent of sales:	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.1%	79.2%
Gross margins	17.9%	20.8%
Selling and administrative expenses	15.0%	16.5%
Amortization of intangibles	0.4%	0.6%
Interest (income)/expense, net	(0.1)%	—%
Other expense, net	0.1%	0.3%
Income tax (benefit)/expense	0.7%	(1.0)%
Gain on sale of discontinued business, net of tax	—%	(0.1)%
Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	1.8%	4.6%

Net Sales.  Consolidated net sales increased $36.9 million, or 8.6%, to $465.1 million for fiscal 2012, from $428.2 million for fiscal 2011.  The Automotive segment net sales increased $45.6 million, or 20.2%, to $271.6 million for fiscal 2012, from $226.0 million for fiscal 2011.  The Interconnect segment net sales decreased $11.1 million, or 8.0%, to $127.7 million for fiscal 2012, compared to $138.8 million for fiscal 2011.  The Power Products segment net sales increased $1.6 million, or 3.2%, to $52.0 million for fiscal 2012, as compared to $50.4 million for fiscal 2011.  The Other segment net sales increased $0.9 million, or 6.9%, to $13.9 million for fiscal 2012, compared to $13.0 million for fiscal 2011.  Translation of foreign operations net sales for fiscal 2012 increased reported net sales by $2.3 million or 0.5% due to average currency rates in fiscal 2012, compared to the average currency rates in fiscal 2011.

Cost of Products Sold.  Consolidated cost of products sold increased $43.0 million, or 12.7%, to $382.0 million for fiscal 2012, compared to $339.0 million for fiscal 2011.  Consolidated cost of products sold as a percentage of sales were

82.1% for fiscal 2012, compared to 79.2% for fiscal 2011.  In fiscal 2012, the Automotive segment experienced design, development, engineering and launch costs of $4.6 million, compared to $1.2 million in fiscal 2011 related to a program that launched in fiscal 2012 and new program that will not launch until the later part of fiscal 2013. In addition, this segment incurred costs of $3.3 million related to a vendor's production and delivery issues, compared to $2.3 million in fiscal 2011. The Power Products segment reported costs of $2.4 million for new product development for fiscal 2012, compared to $1.9 million for fiscal 2011. Fiscal 2011 includes a charge of $1.3 million in our Automotive segment for negotiated program termination costs for certain products manufactured in our Malta automotive facility, as well as an inventory and equipment charge of $0.4 million relating to the customer cancellation of certain products manufactured in the U.S. in our Power Products segment.

Gross Margins.  Consolidated gross margins decreased $6.1 million, or 6.8%, to $83.1 million for fiscal 2012, as compared to $89.2 million for fiscal 2011.  Gross margins as a percentage of net sales were 17.9% for fiscal 2012, compared to 20.8% for fiscal 2011.  Gross margins as a percentage of sales decreased primarily due to new program and product launch costs and increased costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted by increased sales of automotive product that has higher material cost due to the current high percentage of purchased content. Gross margins were negatively impacted in fiscal 2011 for negotiated program termination costs for certain products as well as costs associated with the customer cancellation of certain products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $0.9 million, or 1.3%, to $69.9 million for fiscal 2012, compared to $70.8 million for fiscal 2011.  During fiscal 2011, we recorded an expense of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Stock award amortization expense increased by $1.0 million, to $4.0 million for fiscal 2012, compared with $3.0 million for fiscal 2011. Selling and administrative expenses increased $1.2 million in fiscal 2012 due to the acquisitions of Eetrex and AMD. Legal expenses decreased $0.7 million, to $6.0 million for fiscal 2012, compared to $6.7 million in fiscal 2011, primarily due to lower Delphi litigation expenses, partially offset with legal expenses related to the AMD acquisition. Fiscal 2011 includes income of $0.5 million received for grants at one of our Malta facilities. Selling and administrative expenses as a percentage of net sales decreased to 15.0% for fiscal 2012 from 16.5% for fiscal 2011.

Amortization of Intangibles.  Amortization of intangibles decreased $0.6 million, or 25.0%, to $1.8 million for fiscal 2012, compared to $2.4 million for fiscal 2011. The decrease is primarily due to certain intangible assets that became fully amortized by the end of fiscal 2011.

Interest (Income)/Expense, Net.  Interest (income)/expense, net was income of $0.3 million for fiscal 2012, compared to an expense of $0.2 million for fiscal 2011.

Other Expense, Net.  Other expense, net decreased $1.0 million, or 76.9%, to $0.3 million for fiscal 2012, as compared to $1.3 million for fiscal 2011.  Other income included income of $0.4 million and $1.2 million for fiscal 2012 and fiscal 2011, respectively, related to life insurance policies in connection with an employee deferred compensation plan. Fiscal 2012 includes a gain of $0.3 million related to the acquisition of AMD. All other amounts for both periods relate to expenses for currency rate fluctuations.  The functional currencies of our international operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense increased by $7.3 million to an expense of $3.2 million for fiscal 2012, compared to a benefit of $4.1 million for fiscal 2011.  The income tax expense for fiscal 2012 relates to income taxes on foreign profits of $3.1 million and $2.0 million for foreign taxes on a foreign dividend. In addition, fiscal 2012 includes a benefit of $1.9 million related to tax credits from our Malta facility. Fiscal 2011 includes a benefit for an intraperiod tax allocation related to the sale of Optokon of $3.5 million and a benefit of $2.7 million related to the expiration of uncertain tax positions and interest from prior periods, partially offset by a net income tax expense on foreign profits of $2.1 million.

Gain on the Sale of Discontinued Business, Net of Tax.  In March 2011, we sold our 75% ownership in Optokon, to the minority shareholder for $10.0 million. The net assets of our 75% ownership had a book value of $9.9 million. We recorded a gain of $4.1 million for sale of the net assets, primarily attributable to the cumulative translation gains since the date of the initial investment. We also recorded income taxes related to the sale of $3.5 million, resulting in a gain net after tax of $0.6 million. The tax expense was based on the amount sold of $10.0 million less our initial investment of $1.2 million, resulting in a taxable gain of $8.8 million. In the sale, we received $5.9 million in cash as well as a collateralized note for $4.1 million.

Net Income Attributable to Methode Electronics, Inc.   Net income attributable to Methode Electronics, Inc. decreased $11.1 million, to $8.4 million for fiscal 2012, compared to $19.5 million for fiscal 2011.  The decrease is primarily due to the higher expenses for new product development and product launches, increased stock award amortization expense, increased costs related to a vendor's production and delivery issues, higher tax expense, higher selling and administrative expenses due to acquisitions, the absence of a grant from our Malta facility and lower life insurance proceeds and the gain on the sale of the Optokon business in fiscal 2011, partially offset by higher sales, lower legal expenses and the absence of expense for Blue Angel claims and the absence of negotiated cancellation costs and inventory charges.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	April 28, 2012	April 30, 2011	Net Change	Net Change
Net sales	$271.6	$226.0	$45.6	20.2%

Cost of products sold	233.3	186.3	47.0	25.2%

Gross margins	38.3	39.7	(1.4)	(3.5)%

Selling and administrative expenses	28.3	26.4	1.9	7.2%
Income from operations	$10.0	$13.3	$(3.3)	(24.8)%

Percent of sales:	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	85.9%	82.4%
Gross margins	14.1%	17.6%
Selling and administrative expenses	10.4%	11.7%
Income from operations	3.7%	5.9%

Net Sales.  Automotive segment net sales increased $45.6 million, or 20.2%, to $271.6 million for fiscal 2012, from $226.0 million for fiscal 2011.  Net sales increased in North America, Europe and Asia by 108.5%, 5.2% and 3.4%, respectively.  The increase in North America is primarily due to increased sales for our Ford Center Console Program and transmission lead-frame assembly as well as sales from the AMD business acquired in September 2011. The increase in Asia is due to increases in our transmission lead-frame and steering angle sensor products and the increase in Europe is primarily due to currency fluctuations. Translation of foreign operations net sales for fiscal 2012 increased reported net sales by $2.1 million, or 0.8%, due to average currency rates in fiscal 2012, compared to the average currency rates in fiscal 2011.

Cost of Products Sold.  Automotive segment cost of products sold increased $47.0 million, or 25.2%, to $233.3 million in fiscal 2012, from $186.3 million in fiscal 2011.  The Automotive segment cost of products sold as a percentage of sales were 85.9% in fiscal 2012, compared to 82.4% in fiscal 2011.  In fiscal 2012, the Automotive segment experienced design, development, engineering and launch costs of $4.6 million, compared to $1.2 million in fiscal 2011 related to a program that launched in fiscal 2012 and new program that will not launch until the later part of fiscal 2013. In addition, our North American operations experienced costs of $3.3 million related to a vendor's production and delivery issues, compared to $2.3 million in fiscal 2011. The increase in costs of products sold as a percentage of sales was also affected by increased sales of product that has a higher material cost due to the current high percentage of purchased content. Fiscal 2011 includes a charge of $1.3 million for negotiated program termination costs for certain products manufactured in our Malta facility.

Gross Margins.  Automotive segment gross margins decreased $1.4 million, or 3.5%, to $38.3 million in fiscal 2012, as compared to $39.7 million in fiscal 2011.  The Automotive segment gross margins as a percentage of net sales were 14.1% in fiscal 2012, as compared to 17.6% in fiscal 2011.  Gross margins as a percentage of sales decreased in fiscal 2012, compared to fiscal 2011, due to the design, development, engineering and launch costs related to new programs and new product launches, as well as increased costs related to a vendor's production and delivery issues. In addition, gross margins were negatively impacted in fiscal 2012 by increased sales of product that has higher material cost due to the current high percentage of purchased content. The gross margins in fiscal 2011 were negatively impacted by the negotiated program termination costs.

     Selling and Administrative Expenses.  Selling and administrative expenses increased $1.9 million, or 7.2%, to $28.3 million in fiscal 2012, compared to $26.4 million in fiscal 2011.  During fiscal 2011, we recorded an expense of $2.1 million for litigation regarding unsecured claims sold to Blue Angel LLC, related to the Delphi bankruptcy. Selling and administrative expenses increased $1.2 million in fiscal 2012 due to the acquisition of AMD. In addition, selling and administrative expenses increased by $1.3 million in fiscal 2012 due to additional support staff needed for the development of products not expected to begin production until the later part of fiscal 2013. Legal expenses decreased $0.7 million, to $6.0 million in fiscal 2012, compared to $6.7 million in fiscal 2011, primarily due to lower Delphi litigation expenses, partially offset with legal expenses related to the AMD acquisition. Selling and administrative expenses as a percentage of net sales were 10.4% in fiscal 2012 and 11.7% in fiscal 2011.

Income from Operations.  Automotive segment income from operations decreased $3.3 million, or 24.8%, to $10.0 million in fiscal 2012, compared to $13.3 million in fiscal 2011 due to increased expenses related to new programs and new product launches, increased costs related to a vendor's production and delivery issues, partially offset with higher sales volumes and lower legal expenses and the absence of an expense for litigation regarding the Blue Angel dispute.

Interconnect Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	April 28, 2012	April 30, 2011	Net Change	Net Change
Net sales	$127.7	$138.8	$(11.1)	(8.0)%

Cost of products sold	91.5	96.8	(5.3)	(5.5)%

Gross margins	36.2	42.0	(5.8)	(13.8)%

Selling and administrative expenses	18.1	22.0	(3.9)	(17.7)%
Income from operations	$18.1	$20.0	$(1.9)	(9.5)%

Percent of sales:	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	71.7%	69.7%
Gross margins	28.3%	30.3%
Selling and administrative expenses	14.2%	15.9%
Income from operations	14.2%	14.4%

Net Sales.  Interconnect segment net sales decreased $11.1 million, or 8.0%, to $127.7 million in fiscal 2012, from $138.8 million in fiscal 2011.  Net sales decreased 5.9% in North America primarily due to weak sales for white goods and interface solutions products, partially offset by stronger sales for data and radio remote control devices. Net sales in Europe decreased 16.4% primarily due to no optical sales in fiscal 2012, due to the sale of the optical business in the fourth quarter of fiscal 2011, partially offset by higher sales for data and radio remote control devices. Net sales in Asia decreased 4.2% primarily due to lower sales for legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $5.3 million, or 5.5%, to $91.5 million in fiscal 2012, compared to $96.8 million in fiscal 2011.  Interconnect segment cost of products sold as a percentage of net sales increased to 71.7% in fiscal 2012, compared to 69.7% in fiscal 2011.  The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes for white goods and interface solutions products.

Gross Margins.  Interconnect segment gross margins decreased $5.8 million, or 13.8%, to $36.2 million in fiscal 2012, compared to $42.0 million in fiscal 2011.  Gross margins as a percentage of net sales decreased to 28.3% in fiscal 2012, from 30.3% in fiscal 2011.  The decrease in gross margins as a percentage of net sales primarily relates to lower sales volumes for white goods and interface solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $3.9 million, or 17.7%, to $18.1 million in fiscal 2012, compared to $22.0 million in fiscal 2011.  Selling and administrative expenses decreased due to no selling and administrative expenses for our optical business, as well as lower salary and bonus expenses for our sensor business.  Selling and administrative expenses as a percentage of net sales decreased to 14.2% in fiscal 2012, from 15.9% in fiscal 2011.

Income from Operations.  Interconnect segment income from operations decreased $1.9 million, or 9.5%, to $18.1 million in fiscal 2012, compared to $20.0 million in fiscal 2011 primarily due to lower sales of white goods products, partially offset with lower other selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	April 28, 2012	April 30, 2011	Net Change	Net Change
Net sales	$52.0	$50.4	$1.6	3.2%

Cost of products sold	43.4	39.8	3.6	9.0%

Gross margins	8.6	10.6	(2.0)	(18.9)%

Selling and administrative expenses	6.9	7.0	(0.1)	(1.4)%
Income from operations	$1.7	$3.6	$(1.9)	(52.8)%

Percent of sales:	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	83.5%	79.0%
Gross margins	16.5%	21.0%
Selling and administrative expenses	13.3%	13.9%
Income from operations	3.3%	7.1%

Net Sales.  Power Products segment net sales increased $1.6 million, or 3.2%, to $52.0 million in fiscal 2012, compared to $50.4 million in fiscal 2011.  Net sales increased by 4.1% in North America and by 3.8% in Asia, driven primarily by higher demand for our busbar products. Europe decreased by 13.8% due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $3.6 million, or 9.0%, to $43.4 million in fiscal 2012, compared to $39.8 million in fiscal 2011.  The Power Products segment cost of products sold as a percentage of sales increased to 83.5% in fiscal 2012, from 79.0% in fiscal 2011.  The increase in cost of products sold as a percentage of sales is primarily due to unfavorable product mix for our North American cabling business, as well as increased costs for product development in North America. The product development costs were $2.4 million in fiscal 2012, compared to $1.9 million in fiscal 2011. Fiscal 2011 includes an inventory and equipment write-down charge of $0.4 million relating to a customer cancellation of certain products manufactured in our U.S. facility.

Gross Margins.  Power Products segment gross margins decreased $2.0 million, or 18.9%, to $8.6 million in fiscal 2012, compared to $10.6 million in fiscal 2011.  Gross margins as a percentage of net sales decreased to 16.5% in fiscal 2012, from 21.0% in fiscal 2011.  The decrease in gross margins as a percentage of sales is primarily due to unfavorable product mix from our North American cabling business, as well as increased costs for product development in North America.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 1.4%, to $6.9 million in fiscal 2012, compared to $7.0 million in fiscal 2011. Selling and administrative expenses decreased due to lower salary and bonuses in the North American businesses, partially offset with new product development in North America as well as selling and administrative expenses related to the Eetrex business. Selling and administrative expenses as a percentage of net sales decreased slightly to 13.3% in fiscal 2012 from 13.9% in fiscal 2011.

Income From Operations.  Power Products segment income from operations decreased $1.9 million, or 52.8%, to $1.7 million in fiscal 2012, compared to $3.6 million in fiscal 2011, due to unfavorable product mix from our North American cabling business, increased expenses for new product development, partially offset by higher sales and absence of a customer cancellation charge.

Other Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	April 28, 2012	April 30, 2011	Net Change	Net Change
Net sales	$13.9	$13.0	$0.9	6.9%

Cost of products sold	10.4	12.0	(1.6)	(13.3)%

Gross margins	3.5	1.0	2.5	250.0%

Selling and administrative expenses	3.7	3.0	0.7	23.3%

Loss from operations	$(0.2)	$(2.0)	$1.8	(90.0)%

Percent of sales:	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	74.8%	92.3%
Gross margins	25.2%	7.7%
Selling and administrative expenses	26.6%	23.1%
Loss from operations	(1.4)%	(15.4)%

Net Sales.  The Other segment net sales increased $0.9 million, or 6.9%, to $13.9 million in fiscal 2012, compared to $13.0 million in fiscal 2011.  Net sales from our torque-sensing business increased 6.8% in fiscal 2012, compared to fiscal 2011.  Net sales from our testing facilities increased 7.7% in fiscal 2012, compared to fiscal 2011.

Cost of Products Sold.  Other segment cost of products sold decreased $1.6 million, or 13.3%, to $10.4 million in fiscal 2012, compared to $12.0 million in fiscal 2011. Cost of products sold as a percentage of sales decreased to 74.8% in fiscal 2012, compared to 92.3% in fiscal 2011. The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes as well as favorable product mix from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $2.5 million, or 250.0%, to $3.5 million in fiscal 2012, compared to $1.0 million in fiscal 2011.  The increase in gross margins as a percentage of sales is primarily due to higher sales as well as favorable product mix from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 23.3%, to $3.7 million in fiscal 2012, compared to $3.0 million in fiscal 2011.  The increase is primarily due to expenses related to higher stock award amortization expense and severance. Selling and administrative expenses as a percentage of net sales increased to 26.6% in fiscal 2012, from 23.1% in fiscal 2011.

Loss From Operations  The Other segment loss from operations decreased $1.8 million, or 90.0%, to $0.2 million in fiscal 2012, compared to $2.0 million in fiscal 2011.  The loss decreased primarily due to increased sales and favorable product mix from our torque-sensing business, partially offset with higher stock award amortization expense and severance in fiscal 2012, as compared to fiscal 2011.

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

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the total cash and cash equivalents, as of April 28, 2012, $79.3 million was held in subsidiaries outside the U.S. of which the majority of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $65.4 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation upon any future repatriation of funds.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms. The program will be manufactured in our plant in Monterrey, Mexico. We anticipate this program will require a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the program. We expect to begin production and generate sales on these programs in late fiscal 2013. Therefore, we anticipate our cash balances will likely decline due to the launching of this programs without a corresponding increase in sales.
Our Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, has a maturity of February 25, 2016. The new credit facility is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. The interest rate on the credit agreement is 1.5% plus LIBOR. At April 28, 2012, we were in compliance with the covenants of the agreement. During fiscal 2012, we had borrowings of $52.0 million and payments of $4.7 million, under this credit facility, which included $0.7 million of interest payments. As of April 28, 2012, there was an outstanding balance of $48.0 million against the credit facility.  There was $27.0 million available to borrow under the credit agreement as of April 28, 2012, which does not include the option to increase the principal amount.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Net income	$8.1	$19.2	$13.8
Depreciation and amortization	16.2	15.8	19.4
Changes in operating assets and liabilities	(1.9)	(16.1)	(11.5)
Other non-cash items	2.4	(1.9)	5.7
Cash flow from operations	$24.8	$17.0	$27.4

Operating Activities — Fiscal 2012 Compared to Fiscal 2011

Net cash provided by operating activities increased $7.8 million to $24.8 million for fiscal 2012, compared to $17.0 million for fiscal 2011, despite net income decline of $11.1 million, to $8.1 million, compared to $19.2 million for fiscal 2011. The increase in operating cash flow was primarily attributable to the increase in cash generated from the changes in operating assets and liabilities. Our trade accounts receivable used $13.5 million of cash in fiscal 2012 due to the timing of sales in the fourth quarter of fiscal 2012, compared to the fourth quarter of fiscal 2011. Inventory and prepaid and other expenses used cash of $4.4 million and accounts payable and accrued expenses generated $25.2 million, due to the timing of accounts payable payments in the fourth quarter of fiscal 2012 and the increase in deferred income tax liabilities. In fiscal 2011, cash flow from operations increased by $13.2 million due to tax refunds received relating to prior periods.

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

Investing Activities — Fiscal 2012 Compared to Fiscal 2011

Net cash used in investing activities increased $15.9 million to $32.1 million for fiscal 2012, compared to $16.2 million for fiscal 2011. Purchases of property, plant and equipment increased by $10.5 million, to $25.7 million for fiscal 2012, compared to $15.2 million for fiscal 2011. The increase is primarily due to equipment purchased for new programs that launched in fiscal 2012 and for the programs scheduled to launch in late fiscal 2013. In addition, property, plant and equipment increased due to plant expansions in Europe, China and in the U.S. In fiscal 2012, we purchased a business, Advanced Molding and Decoration, for $6.6 million. In fiscal 2011, we made an additional investment of $2.4 million in Eetrex, for a total ownership in the business of 70%. Also in fiscal 2011, we received $1.5 million for life insurance proceeds in connection with the deferred compensation plan.

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

Financing Activities — Fiscal 2012 Compared to Fiscal 2011

Net cash provided by/(used in) financing activities increased $47.2 million to cash provided of $37.9 million in fiscal 2012, compared to a cash use of $9.3 million in fiscal 2011. During fiscal 2012, the Company had net borrowings against the credit facility of $48.0 million, compared to no net borrowings in fiscal 2011. We paid dividends of $10.4 million and $10.3 million for fiscal 2012 and 2011, respectively. In addition, fiscal 2012 included $0.3 million of proceeds for the exercise of stock options, compared to $1.0 million for fiscal 2011.

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

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of April 28, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$9,781	$3,751	$3,880	$593	$1,557
Long term debt	48,000	—	—	48,000	—
Purchase obligations	54,352	54,303	49	—	—
Deferred compensation	4,922	218	1,907	311	2,486
Total	$117,055	$58,272	$5,836	$48,904	$4,043

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
Goodwill and Indefinite-Lived Intangible Assets. Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 - Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.
In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results  and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A.
As of April 28, 2012, we had goodwill of $11.1 million for one business in the Interconnect segment and goodwill of $5.3 million for two businesses in the Power Products segment, for a total of $16.4 million. The fair values of reporting units exceeded their carrying values a range of approximately 50% to 200% and thus, did not indicate a significant risk of goodwill impairment based on current projections and valuations. The assumptions used in the valuation of these reporting units were made using management's best projections. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for indicators of impairment of possible declines in estimated fair value and goodwill impairment.

The fair value of our trademarks are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to a projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

Based on our results of our impairment test performed on one business in the Interconnect segment as of April 28, 2012, no impairment of trademarks was determined to exist. The fair values of the trademarks tested exceeded their carrying value by approximately 100%.

Income Taxes.  As part of the process of preparing our Consolidated Financial Statements, we are required to calculate income taxes in each of the jurisdictions in which we operate. The process involves determining actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and tax planning strategies in assessing the need for the valuation allowance.  The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $24.3 million as of April 28, 2012 can be carried forward indefinitely.  We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period.  Valuation allowances of $17.6 million as of April 28, 2012 have been provided for this excess.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.4 million and $3.8 million at April 28, 2012 and April 30, 2011, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Indian rupee, Mexican peso, Singapore dollar and Swiss Franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $21.3 million at April 28, 2012 and $17.9 million at April 30, 2011.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk from our credit agreement, under which we had $48.0 million of net borrowings at April 28, 2012. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2013 based upon our current and expected levels of our debt.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 28, 2012 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2012. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2012 annual meeting to be held on September 13, 2012, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2012 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2012 annual meeting to be held on September 13, 2012, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2012 annual meeting to be held on September 13, 2012, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2012 annual meeting to be held on September 13, 2012, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2012 annual meeting to be held on September 13, 2012, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

(c)                See “Financial Statements” and “Financial Statement Schedule.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ DOUGLAS A. KOMAN
Douglas A. Koman
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated:  June 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WARREN L. BATTS	Chairman of the Board	June 28, 2012
Warren L. Batts

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 28, 2012
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 28, 2012
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN	Chief Financial Officer	June 28, 2012
Douglas A. Koman

/s / WALTER J. ASPATORE	Director	June 28, 2012
Walter J. Aspatore

/s/ J. EDWARD COLGATE	Director	June 28, 2012
J. Edward Colgate

/s/ DARREN M. DAWSON	Director	June 28, 2012
Darren M. Dawson

/s / STEPHEN F. GATES	Director	June 28, 2012
Stephen F. Gates

/s / ISABELLE C. GOOSSEN	Director	June 28, 2012
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 28, 2012
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 28, 2012
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

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 28, 2012 and April 30, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended April 28, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and Subsidiaries at April 28, 2012 and April 30, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended April 28, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Methode Electronics, Inc. and Subsidiaries’ internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Methode Electronics, Inc.

We have audited Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Methode Electronics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 28, 2012 and April 30, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended April 28, 2012 and our report dated June 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 28, 2012

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 28, 2012	April 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,797	$57,445
Accounts receivable, less allowance (2012 — $1,279; 2011 —$1,140)	98,359	88,036
Inventories:
Finished products	7,001	6,271
Work in process	14,235	10,981
Materials	22,325	21,305
	43,561	38,557
Deferred income taxes	3,529	3,778
Prepaid and refundable income taxes	1,015	851
Prepaid expenses and other current assets	7,172	7,294
TOTAL CURRENT ASSETS	240,433	195,961
PROPERTY, PLANT AND EQUIPMENT
Land	3,135	3,135
Buildings and building improvements	44,051	45,522
Machinery and equipment	230,265	249,597
	277,451	298,254
Less allowances for depreciation	200,299	236,743
	77,152	61,511
OTHER ASSETS
Goodwill	16,422	16,422
Other intangibles, less accumulated amortization	16,620	18,423
Cash surrender value of life insurance	8,802	10,028
Deferred income taxes	15,072	4,456
Pre-production costs	16,215	14,645
Other	12,932	13,298
	86,063	77,272
TOTAL ASSETS	$403,648	$334,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$54,775	$37,152
Salaries, wages and payroll taxes	9,554	8,996
Other accrued expenses	14,964	16,003
Deferred income taxes	9,131	—
Income tax payable	3,453	1,336
TOTAL CURRENT LIABILITIES	91,877	63,487
LONG-TERM DEBT	48,000	—
OTHER LIABILITIES	3,413	5,619
DEFERRED COMPENSATION	4,801	4,494
NON-CONTROLLING INTEREST	333	—
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,375,678 and 38,312,243 shares issued as of April 28, 2012 and April 30, 2011, respectively	19,188	19,156
Additional paid-in capital	77,652	72,113
Accumulated other comprehensive income	15,573	23,152
Treasury stock, 1,342,188 as of April 28, 2012 and April 30, 2011	(11,377)	(11,377)
Retained earnings	154,008	155,989
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	255,044	259,033
Noncontrolling interest	180	2,111
TOTAL EQUITY	255,224	261,144
TOTAL LIABILITIES AND EQUITY	$403,648	$334,744
 See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010

Net sales	$465,095	$428,215	$377,646

Cost of products sold	381,981	339,042	297,711

Gross margins	83,114	89,173	79,935

Restructuring	—	(21)	7,770
Selling and administrative expenses	69,946	70,848	62,427
Amortization of intangibles	1,811	2,402	2,297

Income from operations	11,357	15,944	7,441

Interest (income)/expense, net	(288)	198	139
Other (income)/expense, net	272	1,284	(515)

Income before income taxes	11,373	14,462	7,817

Income tax expense/(benefit)	3,236	(4,076)	(5,964)

Income from continuing operations	8,137	18,538	13,781
Gain on sale of discontinued operation, net of tax ($4,148 less taxes of $3,493)	—	655	—
Net income	8,137	19,193	13,781
Less: Net income/(loss) attributable to noncontrolling interest	(246)	(307)	126
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$8,383	$19,500	$13,655

Basic income per share:
Continuing operations	$0.22	$0.51	$0.37
Discontinued operations	$—	$0.02	$—
Basic income per share	$0.22	$0.53	$0.37

Diluted income per share:
Continuing operations	$0.22	$0.50	$0.37
Discontinued operations	$—	$0.02	$—
Diluted income per share	$0.22	$0.52	$0.37

Cash dividends per share:
Common stock	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010

Net income	$8,137	$19,193	$13,781
Foreign currency translation adjustment	(7,579)	7,187	682
Comprehensive income	558	26,380	14,463
Less: Comprehensive income/(loss) attributable to non-controlling interest	(256)	(25)	236
Comprehensive income attributable to Methode shareholders	$814	$26,405	$14,227

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 28, 2012, April 30, 2011 and May 1, 2010 - (Dollar amounts in thousands, except share data)

	Common Stock Shares	Common Stock $	Unearned Common Stock Issuances	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance at May 2, 2009	38,290,776	$19,145	$(3,632)	$68,506	$15,675	$(11,495)	$143,577	$3,125	$234,901
Cancellation of shares pursuant to acquisition earn-out	(239,695)	(120)	3,307	(3,187)	—	—	—	—	—
Release of restriction pursuant to acquisition earn-out	—	—	325	—	—	—	—	—	325
Earned portion of restricted stock awards	62,140	31	—	(31)	—	—	—	—	—
Stock award and stock option amortization expense	—	—	—	871	—	—	—	—	871
Vested stock awards withheld for payroll taxes	(10,923)	(5)	—	(99)	—	—	—	—	(104)
Exercise of options	17,648	9	—	176	—	—	—	—	185
Treasury shares issued for minority shares purchased	30,000	15	—	(214)	—	118	—	—	(81)
Purchase of non-controlling interest in Hetronic Asia	—	—	—	—	—	—	—	150	150
Sale of minority interest in Hetronic Asia	—	—	—	—	—	—	—	(324)	(324)
Tax expense from stock options	—	—	—	(31)	—	—	—	—	(31)
Foreign currency translation adjustments	—	—	—	—	572	—	—	111	683
Net income for year	—	—	—	—	—	—	13,655	126	13,781
Cash dividends on common stock	—	—	—	—	—	—	(10,414)	—	(10,414)
Balance at May 1, 2010	38,149,946	$19,075	$—	$65,991	$16,247	$(11,377)	$146,818	$3,188	$239,942
Earned portion of restricted stock awards	47,600	24	—	(46)	—	—	—	—	(22)
Stock award and stock option amortization expense	—	—	—	3,006	—	—	—	—	3,006
Vested stock awards withheld for payroll taxes	(5,378)	(3)	—	3	—	—	—	—	—
Exercise of options	150,075	75	—	953	—	—	—	—	1,028
Treasury shares issued for minority shares purchased	(30,000)	(15)	—	15	—	—	—	—	—
Purchase of non-controlling interest - Hetronic Swiss	—	—	—	—	—	—	—	29	29
Sale of Optokon	—	—	—	—	(4,057)	—	—	(3,256)	(7,313)
Purchase of Eetrex	—	—	—	2,191	—	—	—	2,175	4,366
Foreign currency translation adjustments	—	—	—	—	10,962	—	—	282	11,244
Net income/(loss) for year	—	—	—	—	—	—	19,500	(307)	19,193
Cash dividends on common stock	—	—	—	—	—	—	(10,329)	—	(10,329)
Balance at April 30, 2011	38,312,243	$19,156	$—	$72,113	$23,152	$(11,377)	$155,989	$2,111	$261,144
Earned portion of restricted stock awards	32,860	18	—	(28)	—	—	—	—	(10)
Stock award and stock option amortization expense	—	—	—	3,976	—	—	—	—	3,976
Vested stock awards withheld for payroll taxes	(1,400)	(2)	—	2	—	—	—	—	—
Exercise of options	31,975	16	—	247	—	—	—	—	263
Purchase of Eetrex	—	—	—	1,342	—	—	—	(1,342)	—
Transfer non-controlling interest in Eetrex to mezzanine equity	—	—	—	—	—	—	—	(615)	(615)
Foreign currency translation adjustments	—	—	—	—	(7,579)	—	—	(10)	(7,589)
Net income/(loss) for year	—	—	—	—	—	—	8,383	36	8,419
Cash dividends on common stock	—	—	—	—	—	—	(10,364)	—	(10,364)
Balance at April 28, 2012	38,375,678	$19,188	$—	$77,652	$15,573	$(11,377)	$154,008	$180	$255,224
See notes to consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
OPERATING ACTIVITIES
Net income	$8,137	$19,193	$13,781
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Loss on sale of fixed assets	118	73	—
Gain on the sale of discontinued business	—	(4,148)	—
Gain on investment in business	—	(165)	—
Gain on bargain purchase	(255)	—	—
Provision for depreciation	14,348	13,354	17,112
Amortization of intangible assets	1,811	2,402	2,297
Impairment of tangible assets	—	1,299	710
Stock-based compensation	3,976	3,006	871
Provision for bad debt	495	249	142
Deferred income taxes	(1,939)	(5,207)	3,992
Changes in operating assets and liabilities:
Accounts receivable	(13,525)	(17,846)	(12,436)
Inventories	(3,278)	(8,710)	645
Prepaid expenses and other current assets	(10,255)	13,841	(39)
Accounts payable and accrued expenses	25,192	(301)	291
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,825	17,040	27,366

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,744)	(15,223)	(9,379)
Acquisition of businesses	(6,353)	(2,470)	(325)
Acquisition of technology licenses	—	—	(530)
Proceeds from life insurance policies	—	1,515	2,464
NET CASH USED IN INVESTING ACTIVITIES	(32,097)	(16,178)	(7,770)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	263	1,028	185
Tax expense from stock options and awards	—	—	(31)
Cash dividends	(10,364)	(10,329)	(10,414)
Proceeds from borrowings	52,000	—	—
Repayment of borrowings	(4,000)	—	—
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	37,899	(9,301)	(10,260)
Effect of foreign currency exchange rate changes on cash	(1,275)	2,063	455
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,352	(6,376)	9,791
Cash and cash equivalents at beginning of year	57,445	63,821	54,030
CASH AND CASH EQUIVALENTS AT END OF YEAR	$86,797	$57,445	$63,821

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

1.  Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. and its subsidiaries (the "Company”).  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its Subsidiaries.

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Fiscal 2012, 2011 and 2010 all represent fifty-two weeks of results.

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

Property, Plant and Equipment.  Properties are stated on the basis of cost.  We amortize such costs by annual charges to income, computed on the straight-line method using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment for financial reporting purposes.  Accelerated methods are generally used for income tax purposes. We wrote off $39,082 of fully-depreciated gross property, plant and equipment during fiscal 2012.

Income Taxes.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer. We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2012, 2011 or 2010.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are in their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other, net.  In fiscal 2012, 2011 and 2010, we had foreign exchange losses of $991, $2,280 and $1,151, respectively.

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

Goodwill and Intangibles.  Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 - Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.
In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results  and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions.

Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development costs for the fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010 amounted to $20,360, $19,506 and $18,412, respectively.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principals, ("GAAP") and International Financial Reporting Standards, ("IFRS"), which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

which was our fiscal 2012 fourth quarter which began January 29, 2012. The adoption of this standard did not have a material impact on our financial statements.
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income", which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. We adopted this pronouncement for fiscal 2012, which began on May 1, 2011. The adoption of ASU No. 2011-05 did not have a material impact on our financial statements.

In October 2009, the FASB, issued ASU, 2009-13, "Revenue Recognition - Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which amends FASB Accounting Standards Codification ("ASC") 605, "Revenue Recognition", by modifying the criteria used to separate elements in a multiple-element arrangement, introducing the concept of "best estimate of selling price" for determining the selling price of a deliverable, requiring use of the relative selling price method and prohibiting use of the residual method to allocate arrangement consideration among units of accounting, and expanding the disclosure requirements for all multiple-element arrangements within the scope of FASB ASC 605-25. The amended guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our 2012 fiscal year that began May 1, 2011. The adoption of this guidance did not have a material impact on our financial statements.

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other.”  The objective of this standard is to simplify how entities test goodwill for impairment.  This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be our fiscal year 2013, that began on April 29, 2012.  The adoption of ASU 2011-08 is not expected to have a material impact on our financial statements.

2.  Restructuring

During fiscal 2010, we recorded a restructuring charge of $7,770, which consisted of $4,209 for employee severance, $279 in the cancellation of lease agreements, $1,564 for accelerated depreciation for buildings and equipment and $1,718 for other costs.

As of April 30, 2011, we had an accrued restructuring liability of $280 reflected in the current liabilities section of our consolidated balance sheet.  This liability was paid during fiscal 2012.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The table below reflects the activity related to restructuring for fiscal 2012, 2011 and 2010.

	One-Time Employee Severance	Asset Write-Downs	Other Costs	Total
Accrued balance at May 2, 2009	$217	$—	$79	$296

FY 2010 restructuring charges	4,209	1,564	1,997	7,770
Payments and asset write-downs	(4,309)	(1,564)	(1,656)	(7,529)
Accrued balance at May 1, 2010	$117	$—	$420	$537

FY 2011 restructuring reversals	(21)	—	—	(21)
Fiscal 2011 payments	(96)	—	(140)	(236)
Accrued balance at April 30, 2011	$—	$—	$280	$280

Payments	—	—	(280)	(280)
Accrued balance at April 28, 2012	$—	$—	$—	$—

3.  Acquisitions and Divestitures

Fiscal 2012 Acquisitions

At the beginning of fiscal 2012, we had an investment in Eetrex Incorporated of $2,720, representing ownership of 70% of their stock. Eetrex is located in Boulder, Colorado and is a developer and manufacturer of stationary storage chargers, inverters and battery systems for the transportation, telecommunications and computing industries. In July 2011 and October 2011, we paid an additional $600 and $480, respectively, and acquired an additional 20% of their stock, for a total ownership interest of 90%. Each of the other stockholders of Eetrex has the right to exercise put options, requiring us to purchase their remaining shares after the end of fiscal 2014 or 2016, and we will have an option to purchase any remaining shares after the end of fiscal 2016. The purchase price will be based on a percentage of net sales recorded in either fiscal 2014 or fiscal 2016 of between 2.0% and 2.5%. In accordance with ASC 480, "Distinguishing Liabilities from Equity," our non-controlling interest previously reported in equity has been reclassified to “mezzanine equity” as the ability to exercise the remaining 10% put option is now outside of our control. The calculated redemption amount is presently below the recorded carrying value of the noncontrolling interest. However, future adjustments to our non-controlling interest may be required which could affect earnings per share. The accounts and transactions of Eetrex have been included in the Power Products segment in the consolidated financial statements since March 2011, the date which control was obtained.
During fiscal 2012, we transferred $615 to mezzanine equity. In addition, a net loss of $282 attributable to the noncontrolling interest was recorded, resulting in a mezzanine equity balance of $333 at April 28, 2012.
On September 9, 2011, we acquired certain assets and liabilities of Nypro Monterrey, S. de R.L. (Nypro Monterrey) from Nypro Inc. for $6,353. We operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. (AMD), and it has become a part of our existing Monterrey manufacturing campus. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. The AMD assets include 52 injection mold machines, three paint lines and several pad print machines. In addition, 228 employees from Nypro Monterrey were transfered to us as part of the acquisition.

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

Fiscal 2011 Acquisitions

In May 2010, we paid $1,000 for an 15% equity investment in Eetrex to facilitate our entry into the electric vehicle market. In March 2011, we paid an additional $1,070, for a total investment of $2,070, to acquire an additional 36% of the stock of Eetrex. In April 2011, we paid an additional $650 and acquired an additional 19% of their stock, for a total 70% ownership. In March 2011, we recognized a gain of $165 on our initial investment of $1,000, at the date control was obtained.

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

Fiscal 2011 Divestitures

In March 2011, we sold our 75% ownership interest in Optokon, a manufacturer of optical cabling and test equipment, located in the Czech Republic, to the minority shareholder for $9,950. The net assets of our 75% ownership interest had a book value of $9,859. We recorded a gain of $4,148 related to sale of the net assets, primarily attributable to the cumulative translation gains since the date of the initial investment. We recorded income taxes related to the sale of $3,493, resulting in a gain net of taxes of $655. We received $5,896 in cash as well as a collateralized note for $4,054. The note is a 15-year, interest bearing note.

We concluded the Optokon results of operations for fiscal 2011 and 2010 were not material to the consolidated or segment level financial statements for those periods presented to be separately reported as a discontinued operations in accordance with ASC 205-20, "Presentation of Financial Statements".

4.  Intangible Assets and Goodwill
As of April 28, 2012, we had goodwill of $11,146 for one business in the Interconnect segment and goodwill of $5,276 for two businesses in the Power Products segment, for a total of $16,422. The fair values of reporting units exceeded their carrying values by approximately 50% to 200%. The assumptions used in the valuation of these reporting units were made using management's best projections. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

The fair value of our trademarks are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to a projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. Based on our results of our impairment test performed on one business in the Interconnect segment as of April 28, 2012, no impairment was determined to exist. The fair values of the trademarks tested exceeded their carrying value by approximately 100%.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Goodwill increased $4,326 in fiscal 2011 related to the purchase a controlling interest in Eetrex. See Note 3 for more information.

Goodwill increased $325 in fiscal 2010 related to a final payout for the 2005 acquisition of Cableco Technologies Corporation.  We had originally issued 623,526 shares of restricted common stock in connection with the contingent payments related to this transaction.  The contingent payments were to be earned if certain operational and financial milestones were met, depending on certain factors.  In fiscal 2010, the sellers earned 27,567 of the restricted shares.  Since acquisition, including the 27,567 shares earned in fiscal 2010, the sellers earned a total of 383,831 of the restricted shares.  The remaining 239,695 restricted shares were canceled in fiscal 2010.

The following table shows the roll-forward of goodwill in the financial statements resulting from our acquisition activities for fiscal 2011 and 2010. There was no goodwill activity during fiscal 2012.

	Interconnect	Power Products	Total
Balance as of May 2, 2009	$11,146	$625	$11,771

Adjustments due to earn-out	—	325	325
Balance as of May 1, 2010	$11,146	$950	$12,096

Attibutable to 2011 acquisitions	—	4,326	4,326
Balance as of April 30, 2011	$11,146	$5,276	$16,422

No activity	—	—	—
Balance as of April 28, 2012	$11,146	$5,276	$16,422

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of April 28, 2012
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$14,995	$13,720	$1,275	11.7
Trade names, patents and technology licenses	25,774	10,429	15,345	11.8
Covenants not to compete	480	480	—	—
Total	$41,249	$24,629	$16,620

	As of April 30, 2011
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$14,995	$13,417	$1,578	12.7
Trade names, patents and technology licenses	25,774	8,978	16,796	12.4
Covenants not to compete	480	431	49	0.8
Total	$41,249	$22,826	$18,423

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2013	$1,525
2014	1,481
2015	1,469
2016	1,317
2017	1,302

As of April 28, 2012, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

5.  Shareholders’ Equity

Preferred Stock.  We have 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

Common Stock.   The number of shares of common stock, par value $0.50 per share, authorized, issued and in treasury, was as follows:

	April 28, 2012	April 30, 2011
Authorized	100,000,000	100,000,000
Issued	38,375,678	38,312,243
In treasury	1,342,188	1,342,188

Dividends

We paid quarterly dividends totaling $10,364, $10,329 and $10,414 during fiscal 2012, 2011 and 2010, respectively.  We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.

2010 Stock Plan

The 2010 Stock Plan permits a total of 2,000,000 shares of our common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance share units. The 2010 Stock Plan is designed to allow for "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended ("Code"). As such, qualified awards payable pursuant to the 2010 Stock Plan should be deductible for federal income tax purposes under most circumstances.     As of April 28, 2012, there were 716,000 shares still available for award under the 2010 Stock Plan.

Stock Options Awarded Under the 2010 Stock Plan

During each of fiscal 2012 and fiscal 2011, the Compensation Committee approved the award of options to purchase 128,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest 33.3% each year over a three-year period.   The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for fiscal 2012 and 2011:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 1, 2010	—	$—
Awarded	128,000	9.24
Exercised	—	—
Cancelled	—	—
Outstanding at April 30, 2011	128,000	$9.24
Awarded	128,000	$10.70
Exercised	—	—
Cancelled	(16,000)	9.97
Outstanding at April 28, 2012	240,000	$9.97

Options Outstanding at April 28, 2012
Shares	Exercise Price	Avg. Remaining Life (Years)
120,000	$9.24	8.5
120,000	$10.70	9.2
240,000	$9.97

Options Exercisable at April 28, 2012
Shares	Exercise Price	Avg. Remaining Life (Years)
40,000	$9.24	8.5

The options outstanding had no intrinsic value at April 28, 2012. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on April 28, 2012. Since the April 28, 2012 closing stock price was lower than the average exercise prices, the options had no intrinsic value.

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

Expected volatility was based on the monthly changes in our historical common stock prices over the expected life of the award.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life of the options.  Our dividend yield is based on the average dividend yield for the previous two years from the date of grant.  The expected life of options is based on historical stock option exercise patterns and the terms of the options.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restricted Stock Awards and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2012, our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management during the second quarter of fiscal 2012. The performance measure is the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited.

During fiscal 2011, the Compensation Committee awarded 640,000 shares of RSAs to certain executive officers. The performance measure will be the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, at the end of fiscal 2015 to the extent the performance goals have been achieved. The remaining shares will be forfeited.

During fiscal 2011, our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units ("RSUs") to certain executive officers. The restricted stock units will vest 20% each year on the last day of our fiscal year and be 100% vested on the last day of fiscal 2015, provided the executive remains employed. The shares of common stock underlying the vested RSUs will not be delivered to the employee until after the employee terminates employment from the Company.

Below are key elements related to the stock options, performance-based restricted stock awards and time-based restricted stock units issued in fiscal 2012 and 2011 under the 2010 Stock Plan:

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

Tandem Cash Award - The executives were also granted RSA Tandem Cash Awards. These cash incentive awards will become payable if performance under the RSAs described above exceeds target performance. If the performance measure target for the RSAs is exceeded, the amount payable under the RSA tandem cash bonus will equal the product of the closing price of our common stock as of May 1, 2015 and the number of shares awarded to such executive officer not to exceed 40% of the awarded shares.

Change of Control (Performance-based Restricted Stock Awards) - In the event of a change of control, employee shall vest in the percentage of restricted shares that, extrapolated from the Company's external enterprise value as of the date of the change of control, would have vested on the vesting date. External enterprise value equals the fair market value per share of the Company's common stock as determined by the bona fide offer for the Company's common stock causing the change of control.

Change of Control (Time-based Restricted Stock Units) - In the event of a change in control prior to the end of the 5-year period, the vesting accelerates and the restrictions on any unvested shares will lapse.

Change of Control (Stock Options) - In the event of a change in control, the vesting of all outstanding option awards will be accelerated.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The following table summarizes the RSA and RSU activity for fiscal 2012 and 2011 under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at May 1, 2010	—	—
Awarded	640,000	320,000
Vested	—	(64,000)
Forfeited and Cancelled	—	—
Unvested and unissued at April 30, 2011	640,000	256,000
Awarded	100,000	—
Vested	—	(60,000)
Forfeited and Cancelled	—	(16,000)
Unvested and unissued at April 28, 2012	740,000	180,000

			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year	Number of Shares	Vesting Period		April 28, 2012	April 28, 2012
2011	640,000	5-year RSA cliff, performance based	$9.70	$3,886	$3,886
2011	320,000	5-year RSU, equal annual installments	9.70	955	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	648	648

2007 Stock Plan

The 2007 Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is canceled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  As of April 28, 2012, there were 247,321 shares still available for award under the 2007 Stock Plan.

Upon adoption of the 2010 plan, the Board of Directors has determined that the 2007 Stock Plan will only be used for equity awards to our independent directors and non-executive employees.

Stock Options Awarded Under the 2007 Stock Plan

In fiscal 2012, our Compensation Committee awarded options to purchase 52,500 shares of our common stock to certain non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

In fiscal 2011, the Compensation Committee approved the award of options to purchase 125,000 shares of our common stock to certain non-executive members of the management team that vest on the third anniversary of the date of grant. The stock options awarded under the 2007 Stock Plan have a ten-year term.

In fiscal 2010, the Compensation Committee approved the award of options to purchase 275,000 shares of our common stock to our executive officers and other members of management.  The awards vest one-third per year on each anniversary of the date of grant.  Additionally, the Compensation Committee approved the award of options to purchase 35,500 shares of our common stock to some members of the management team that vest on the third anniversary of the date of grant.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan as of April 28, 2012:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 2, 2009	285,000	$2.72

Awarded	310,500	6.65
Exercised	—	—
Cancelled	—	—
Outstanding at May 1, 2010	595,500	$4.77

Awarded	125,000	10.55
Exercised	—	—
Cancelled	—	—
Outstanding at April 30, 2011	720,500	$5.77

Awarded	52,500	8.10
Exercised	(10,000)	6.46
Cancelled	(25,000)	9.73
Outstanding at April 28, 2012	738,000	$5.79

Options Outstanding
at April 28, 2012

Shares	Exercise Price	Avg. Remaining Life (Years)
285,000	$2.72	6.9
260,000	6.46	7.2
35,500	8.13	7.6
105,000	10.55	8.2
52,500	8.10	9.4
738,000	$5.79

Options Exercisable
at April 28, 2012

Shares	Exercise Price	Avg. Remaining Life (Years)
285,000	$2.72	6.9
183,334	6.46	7.2
468,334	$4.18

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2012 Awards	Fiscal 2011 Awards	Fiscal 2010 Awards
Average expected volatility	63.55%	85.59%	86.88%
Average risk-free interest rate	0.35%	1.09%	1.43%
Dividend yield	2.84%	3.63%	2.77%
Expected life of options	7.03 years	7.03 years	6.87 years
Weighted-average grant-date fair value	$3.75	$5.88	$4.02

The options outstanding had an intrinsic value of $2,294 at April 28, 2012.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s were fully vested as of April 28, 2012.  As of April 28, 2012, no shares have been delivered in connection with the RSUs.

At the beginning of fiscal 2012, there were no RSAs outstanding under the 2007 Stock Plan. During fiscal 2012, we awarded 28,860 restricted shares to our independent directors, all of which vested immediately upon grant. During fiscal 2011, the Compensation Committee awarded 24,000 restricted shares to our independent directors, all of which vested immediately upon grant.

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

The following table summarizes the RSA activity under the 2007 Stock Plan:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Unvested at beginning of fiscal year	—	25,350	453,287
Awarded	28,860	24,000	24,000
Vested	(28,860)	(47,600)	(62,140)
Cancelled	—	—	(382,769)
Forfeited	—	(1,750)	(7,028)
Unvested at end of period	—	—	25,350

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

2000 and 2004 Stock Plans

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

Options to purchase 251,365 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of April 28, 2012.  Options to purchase 96,934 shares of our common stock expired during fiscal 2011.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 Stock Plans for fiscal 2012, 2011 and 2010:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
May 2, 2009	625,633	$10.36	625,633	$10.36

Granted	—	—
Exercised	(17,648)	10.62
Cancelled	(78,209)	12.08
May 1, 2010	529,776	$10.10	529,776	$10.10

Granted	—	—
Exercised	(150,075)	6.85
Cancelled	(96,934)	13.03
April 30, 2011	282,767	10.82	282,767	10.82

Granted	—	—
Exercised	(21,975)	9.02
Cancelled	(9,427)	11.32
April 28, 2012	251,365	$10.96	251,365	$10.96

Options Outstanding
at April 28, 2012

Shares	Wtd. Avg. Exercise Price	Avg. Remaining Life (Years)
128,355	$10.50	0.1
123,010	11.44	1.1
251,365	$10.96

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010, 2007, 2004 and 2000 stock plans in the selling and administrative section of our consolidated statement of operations. Our awards subject to graded vesting are recognized using the accelerated recognition method. As of April 28, 2012, we had $6,329 of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 3.2 years.

The table below summarizes the expense for fiscal 2012, 2011 and 2010.

	Compensation Expense
	Fiscal 2012	Fiscal 2011	Fiscal 2010
2010 Stock Plan:
RSAs	$1,415	$642	$—
RSUs	924	1,033	—
Stock options	553	200	—
Total 2010 Stock Plan	$2,892	$1,875	$—

2007 Stock Plan:
RSAs	$309	$343	$421
Stock options	775	788	450
Total 2007 Stock Plan	$1,084	$1,131	$871

Total Compensation Expense	$3,976	$3,006	$871

6.  Employee 401(k) Savings Plan

We have an Employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the Employee 401(k) Savings Plan were $1,326, $1,261 and $1,429 in fiscal 2012, 2011 and 2010, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

7.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	April 28, 2012	April 30, 2011
Deferred tax liabilities:
Accelerated tax depreciation	$2,664	$2,731
Unremitted earnings	9,539	2,679
Deferred income	1,212	1,417
	13,415	6,827
Deferred tax assets:
Deferred compensation and stock award amortization	4,472	2,845
Inventory valuation differences	1,488	1,200
Property valuation differences	5,282	4,523
Accelerated book amortization	15,112	17,447
Environmental reserves	1,152	1,868
Bad debt reserves	591	494
Vacation accruals	963	926
Restructuring accruals	—	150
Foreign investment tax credit	24,303	26,411
Net operating loss carryovers	24,520	12,404
Foreign tax credits	1,393	—
Other accruals	888	808
	80,164	69,076
Less valuation allowance	57,279	54,015
Total deferred tax assets	22,885	15,061
Net deferred tax assets	$9,470	$8,234
Balance sheet classification:
Current asset	$3,529	$3,778
Non-current asset	15,072	4,456
Current liability	(9,131)	—
	$9,470	$8,234

In addition to the deferred tax assets listed in the table above, the Company had an unrecorded tax benefit of $345 at April 28, 2012, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for the Company's common stock issued under the Company's stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into our federal and state net operating loss carry forwards, which are discussed below.

At April 28, 2012, we had valuation allowances against our deferred tax assets of $57,279.  In accordance with ASC No. 740, “Income Taxes”, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  In fiscal 2010, we utilized all ability to carry-back federal U.S. losses to prior years.  Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

The federal and state NOL carry forwards relate to the current and prior years’ NOLs, which may be used to reduce tax liabilities in future years.  If not realized, the federal tax benefits of $20,989 expire over a twenty year period.  If not realized, the state tax benefits of $3,532 expire over a twelve to twenty year period.

The foreign tax credit carry-forward relates to the current year, which may be used to reduce tax liabilities in future years. If not realized, the federal tax benefits of $1,393 expire over a ten-year period.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $24.4 million as of April 28, 2012 can be carried forward indefinitely.  We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period.  Valuation allowances of $17.6 million as of April 28, 2012 have been provided for this excess.

In the fourth quarter of fiscal 2012, we recorded $9,012 of deferred U.S. tax, net of associated foreign tax credits, to recognize deferred tax on undistributed foreign earnings of $38,000 that we previously intended to permanently reinvest in foreign operations. We offset this deferred tax expense by reducing our valuation allowance by an equal amount of $9,012.

Components of income/(loss) before income taxes are as follows:

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Domestic source	$(32,418)	$(20,658)	$(20,018)
Foreign source	43,791	35,120	27,835
Income/(loss) before income tax	$11,373	$14,462	$7,817

Income taxes from continuing operations consisted of the following:

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Current
Federal	$36	$(2,703)	$(11,356)
Foreign	5,672	4,179	1,339
State	(533)	(345)	61
Subtotal	5,175	1,131	(9,956)

Deferred
Federal and state	119	(3,198)	4,827
Foreign	(2,058)	(2,009)	(835)
Subtotal	(1,939)	(5,207)	3,992
Total income tax/(benefit)	$3,236	$(4,076)	$(5,964)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	April 28, 2012		April 30, 2011		May 1, 2010
Income tax at statutory rate	$4,067	35.0%	$5,169	35.0%	$2,693	35.0%
Effect of:
State income taxes, net of federal benefit	29	0.3%	84	0.6%	637	8.3%
Foreign operations with lower statutory rates	(10,955)	(94.3)%	(10,640)	(72.1)%	(4,723)	(61.4)%
Foreign losses with no tax benefit	845	7.3%	289	2.0%	532	6.9%
Foreign investment tax credit (FTC)	(791)	(6.8)%	(1,276)	(8.6)%	(337)	(4.4)%
Change in tax contingency reserve	(251)	(2.2)%	(2,716)	(18.4)%	(3,344)	(43.5)%
Research and development credit	—	—%	—	—%	(293)	(3.8)%
Adjustment of prior years' income taxes	—	—%	—	—%	1,714	22.3%
Change in permanent reinvestment assertion	9,613	82.7%
Change in valuation allowance	392	3.4%	5,613	38.0%	(2,975)	(38.6)%
Other, net	287	2.5%	(599)	(4.1)%	132	1.7%
Income tax provision	$3,236	27.9%	$(4,076)	(27.6)%	$(5,964)	(77.5)%

We paid income taxes of $4,028 in fiscal 2012, $5,187 in 2011 and $1,392 in fiscal 2010.  In fiscal 2011 and 2010, we received tax refunds of $13,208 and $9,334, respectively in the U.S.  No provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested in our foreign operations.  If the undistributed net income of $93,158 were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $32,605, before available foreign tax credits.  It is not practical to estimate the amount of foreign tax withholdings or foreign tax credits that may be available. We record investment tax credits using the "flow through" method.

Income tax provision (benefit) allocated to continuing operations and discontinued operations were as follows for the years ended:

	Fiscal Year
	2012	2011	2010
Continuing operations	$3,236	$(4,076)	$(5,964)
Discontinued operations	—	3,493	—
Total tax provision	$3,236	$(583)	$(5,964)

 As of April 28, 2012, our gross unrecognized tax benefits totaled $66.  After considering the federal impact on the state issues, $66 of this total would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 30, 2011	$375
Increases for positions related to the current year	—
Decreases for positions related to the prior years	(272)
Lapsing of statutes of limitations	(37)
Balance at April 28, 2012	$66

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months from the end of the fiscal 2012.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions of $36.

The U.S. federal statute of limitations remains open for fiscal year ended May 2, 2009.  Generally, the fiscal years ended May 2, 2009 and forward remain open under the state statute of limitations.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $59 accrued for interest and no accrual for penalties at April 28, 2012.  We recorded an interest expense reversal related to unrecognized tax provision of $265 in fiscal 2012 and no expense for penalties.

8.  Earnings Per Share Attributable to Methode Shareholders

Basic earnings per share attributable to Methode shareholders ("basic earnings per share") is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period.  Diluted income per share attributable to Methode shareholders ("diluted earnings per share") is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Numerator:
Income from continuing operations, net of tax	$8,383	$18,845	$13,655
Income from discontinued operations, net of tax	—	655	—
Net income attributable to Methode Electronics, Inc.	$8,383	$19,500	$13,655

Denominator:
Denominator for basic earnings per share-weighted average shares	37,366,505	37,128,157	36,711,925
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	225,475	710,511	219,679
Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	37,591,980	37,838,668	36,931,604

Basic income per share:
Continuing operations	$0.22	$0.51	$0.37
Discontinued operations	$—	$0.02	$—
Basic income per share	$0.22	$0.53	$0.37

Diluted income per share:
Continuing operations	$0.22	$0.50	$0.37
Discontinued operations	$—	$0.02	$—
Diluted income per share	$0.22	$0.52	$0.37

Options to purchase 834,412, 135,990 and 369,651 shares of common stock were outstanding at April 28, 2012, April 30, 2011 and May 1, 2010, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

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

At April 28, 2012 and April 30, 2011, we had accruals, primarily based upon independent engineering studies, for environmental matters of $2,881 and $4,669, respectively, of which $500 was classified in other accrued expenses and the remainder was included in other long-term liabilities on our consolidated balance sheet.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2012, we spent $1,501 on remediation cleanups and related studies compared with $527 in fiscal 2011 and $474 in fiscal 2010.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2012, 2011 or 2010.

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

In March 2010, DPH Holdings Corp. and certain of its affiliated debtors, as successors to Delphi Corporation and certain of its affiliates (“Delphi”), served the Company with a complaint seeking to recover approximately $19.7 million in alleged preference payments that Delphi made to the Company within the 90-day period preceding Delphi’s bankruptcy filing in October 2005 (the “Complaint”).  Delphi is pursuing similar preference complaints against a number of other, unrelated third-parties.  The Complaint, dated September 28, 2007, was originally filed under seal with the United States Bankruptcy Court for the Southern District of New York (titled as Delphi Corporation, et al. v. Methode Electronics, Inc, Adversary Proceeding No. 07-2432) and pursuant to certain court orders, the Complaint was not unsealed and served upon the Company until March 2010.  The Company has filed a joinder to third-parties’ motions to dismiss the Delphi preference complaints based on violations of due process and other defenses connected to the unusual manner that Delphi filed and served the preference complaints.   Additionally, the Company possesses several other substantive defenses to the Complaint including, but not limited to, the affirmative defenses available under the Bankruptcy Code, statute of limitations, setoff, waiver

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

and estoppel.  The Bankruptcy Court ruled on July 22, 2010 that the Complaint did not satisfy certain pleading requirements and dismissed the Complaint without prejudice, granting Delphi leave to re-file an amended complaint. The Court overruled the Company's defenses to the proposed amended complaint relating primarily to pleading issues, and ordered that other defenses would be addressed in subsequent proceedings. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of our management, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

11.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 18.7% and 18.5% of consolidated net sales in fiscal 2012; two customers accounted for 17.9% and 17.6% of consolidated net sales, respectively in fiscal 2011 and two customers accounted for 18.2% and 13.9% of consolidated net sales in fiscal 2010.

At April 28, 2012 and April 30, 2011, accounts receivable from customers in the automotive industry were approximately $31,850 and $44,428, respectively, which included $8,260 and $8,077, respectively, at our Maltese subsidiary.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers generally have been within management’s expectation.

12.  Line of Credit

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which reflects the maturity of February 25, 2016. The credit facility is in the aggregate principal amount of $75,000, with an option to increase the principal amount by an additional $25,000 subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. The interest rate on the credit agreement is 1.5% plus LIBOR. At April 28, 2012, we were in compliance with the covenants of the agreement. During fiscal 2012, we had borrowings of $52,000 and payments of $4,700, which includes $700 of interest under this credit facility. As of April 28, 2012, there were outstanding balances against the credit facility of $48,000.  There was $27,000 available to borrow under the credit agreement as of April 28, 2012, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of April 28, 2012.

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

We have multiple operating segments that are aggregated in four reportable segments. Those segments are Automotive, Interconnect, Power Products and Other.

The Automotive segment supplies electronic and electromechanical devices and related products to automobile Original Equipment Manufacturers, ("OEMs"), either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.

The Interconnect segment provides a variety of copper and fiber-optic interconnect and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, personal computer and express card packaging and terminators, solid-state field effect interface panels, and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The tables below presents information about our reportable segments:

	Fiscal Year Ended April 28, 2012
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$274,681	$130,572	$52,447	$14,036	$(6,641)	$465,095
Transfers between segments	(3,074)	(2,864)	(434)	(105)	6,477	—
Net sales to unaffiliated customers	$271,607	$127,708	$52,013	$13,931	$(164)	$465,095

Income/(loss) from operations	$10,045	$18,127	$1,698	$(217)	$(18,296)	$11,357
Interest (income)/expense, net	(504)	(108)	7	—	317	(288)
Other (income)/expense, net	(474)	1,636	94	52	(1,036)	272
Income/(loss) before income taxes	$11,023	$16,599	$1,597	$(269)	$(17,577)	$11,373

Depreciation and amortization	$9,012	$3,011	$2,281	$784	$1,071	$16,159

Identifiable assets	$225,814	$135,549	$36,490	$5,827	$(32)	$403,648

	Fiscal Year Ended April 30, 2011
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$228,362	$139,877	$50,768	$13,052	$(3,844)	$428,215
Transfers between segments	(2,315)	(1,096)	(353)	(71)	3,835	—
Net sales to unaffiliated customers	$226,047	$138,781	$50,415	$12,981	$(9)	$428,215

Income/(loss) from operations	$13,325	$19,989	$3,630	$(2,032)	$(18,968)	$15,944
Interest (income)/expense, net	(311)	(121)	1	—	629	198
Other (income)/expense, net	2,067	(593)	174	4	(368)	1,284
Income/(loss) before income taxes	$11,569	$20,703	$3,455	$(2,036)	$(19,229)	$14,462

Depreciation and amortization	$7,704	$3,579	$2,283	$698	$1,492	$15,756

Identifiable assets	$167,991	$122,687	$42,330	$8,726	$(6,990)	$334,744

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 1, 2010
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$203,229	$124,619	$40,871	$9,388	$(461)	$377,646
Transfers between segments	—	(355)	(342)	(55)	752	—
Net sales to unaffiliated customers	$203,229	$124,264	$40,529	$9,333	$291	$377,646

Segment income (loss) from operations before restructuring charge	$16,971	$12,589	$3,919	$(2,298)	$(15,970)	$15,211
Restructuring	(5,649)	(1,552)	(569)	—	—	(7,770)
Segment income (loss) from operations	$11,322	$11,037	$3,350	$(2,298)	$(15,970)	$7,441
Interest, (income)/expense, net	(87)	(185)	—	—	411	139
Other (income)/expense	232	925	(7)	1	(1,666)	(515)
Income/(loss) before income taxes	11,177	10,297	3,357	(2,299)	(14,715)	$7,817

Depreciation and amortization	$10,691	$4,756	$1,672	$760	$1,530	$19,409

Identifiable assets	$127,613	$125,133	$31,081	$7,659	$19,337	$310,823

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The following table sets forth certain geographic financial information for fiscal years ended April 28, 2012, April 30, 2011 and May 1, 2010.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Net Sales:
North America	$204,697	$172,082	$168,121
Asia Pacific	111,550	109,049	70,159
Europe	148,848	147,084	139,366
	$465,095	$428,215	$377,646
Income (loss) before income taxes:
North America	$(31,992)	$(33,953)	$(18,183)
Asia Pacific	31,052	34,306	14,657
Europe	12,025	14,307	11,482
Income and expenses not allocated	288	(198)	(139)
	$11,373	$14,462	$7,817

Property, Plant and Equipment:
North America	$39,742	$26,505	$23,085
Asia Pacific	8,819	7,867	8,968
Europe	28,591	27,139	29,823
	$77,152	$61,511	$61,876

14.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2015.  Rental expense under non-cancelable operating leases amounted to $4,713, $4,313 and $4,191 in fiscal 2012, 2011 and 2010, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2013	$3,751
2014	2,920
2015	1,174
2016	1,901
2017	35

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

15.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $16,215 and $14,645 as of the fiscal year ended April 28, 2012 and April 30, 2011, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

16.   Fair Value Measurements

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

Below is a table that summarizes the fair value of assets and liabilities as of April 28, 2012:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments (Level 1)	Quoted prices in active markets for similar instruments (Level 2)	Other unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$86,797	$86,797	$—	$—
Assets related to deferred compensation plan	3,965	3,965	—	—
Total assets at fair value	$90,762	$90,762	$—	$—

Liabilities:
Liabilities related to deferred compensation plan	$2,798	$2,798	$—	$—
Total liabilities at fair value	$2,798	$2,798	$—	$—
 ______________________________________
(1) Includes cash, money-market investments and certificates of deposit.

Below is a table that summarizes the fair value of assets and liabilities as of April 30, 2011:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments (Level 1)	Quoted prices in active markets for similar instruments (Level 2)	Other unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$57,445	$57,445	$—	$—
Assets related to deferred compensation plan	4,051	4,051	—	—
Total assets at fair value	$61,496	$61,496	$—	$—

Liabilities:
Liabilities related to deferred compensation plan	$3,085	$3,085	$—	$—
Total liabilities at fair value	$3,085	$3,085	$—	$—
 ______________________________________
(1) Includes cash, money-market investments and certificates of deposit.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

17.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the two years ended April 28, 2012 and April 30, 2011:

	Fiscal 2012 Quarter Ended
	July 30	October 29	January 28	April 28
Net sales	$110,804	$115,890	$112,000	$126,401
Gross profit	19,980	20,918	19,254	22,962
Net income attributable to Methode Electronics, Inc.	1,494	311	809	5,769
Net income per basic and diluted common share	$0.04	$0.01	$0.02	$0.15

	Fiscal 2011 Quarter Ended
	July 31	October 30	January 29	April 30
Net sales	$98,973	$107,716	$102,102	$119,424
Gross profit	19,444	23,643	19,434	26,652

Income/(loss) from continuing operations, net of tax	4,065	(513)	5,883	9,410
Income from discontinued operations, net of tax	—	—	—	655
Net income/(loss) attributable to Methode Electronics, Inc.	$4,065	$(513)	$5,883	$10,065

Basic income/(loss) per share:
Continuing operations	$0.11	$(0.01)	$0.16	$0.25
Discontinued operations	$—	$—	$—	$0.02
Basic income/(loss) per share	$0.11	$(0.01)	$0.16	$0.27

Diluted income/(loss) per share:
Continuing operations	$0.11	$(0.01)	$0.16	$0.24
Discontinued operations	$—	$—	$—	$0.02
Diluted income/(loss) per share	$0.11	$(0.01)	$0.16	$0.26

 Significant Items for Fiscal 2012

The first, second, third and fourth quarter of fiscal 2012 includes pre-tax legal fees relating to the Delphi supply agreement and patent lawsuit of $1,047, $1,185, $530 and $940, respectively.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C				COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED APRIL 28, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,140	$495		$(48)	(1)	$308	(2)	$1,279
Deferred tax valuation allowance	54,015	14,792	(4)	(1,306)	(1)	10,222	(5)	57,279

YEAR ENDED APRIL 30, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,102	$249		$304	(1)	$515	(2)	$1,140
Deferred tax valuation allowance	48,402	7,088	(4)	582	(1)	2,057		54,015

YEAR ENDED MAY 1, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,444	$142		$25	(1)	$509	(2)	$1,102
Deferred tax valuation allowance	51,377	943		1,880	(1)	5,798	(3)	48,402
 ______________________________________
(1) Impact of foreign currency translation and other reclassifications.
(2) Uncollectible accounts written off, net of recoveries.
(3) Reduction of valuation allowances on foreign tax assets with no effect on net income.
(4) Primarily due to increased net operating losses in the U.S.
(5) Primarily due to the change in permanent reinvestment assertion for a planned discrete dividend from a foreign subsidiary.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (2)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)
4.2
Rights Agreement dated as of January 8, 2004 between Methode Electronics, Inc. and Mellon Investor Services LLC, which includes as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock of Methode Electronics, Inc.; as Exhibit B thereto, the Form of Right Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares. (3)

10.2*	Methode Electronics, Inc. 2000 Stock Plan (4)
10.3*	Methode Electronics, Inc. 2004 Stock Plan (5)
10.10*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (6)
10.11*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (6)
10.12*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Thomas D. Reynolds (6)
10.14*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Theodore P. Kill (7)
10.15*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (7)
10.16*	First Amendment to Methode Electronics, Inc. 2000 Stock Plan effective as of December 14, 2006 (8)
10.17*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (8)
10.18*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (8)
10.21*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (9)
10.22*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (9)
10.23*	Methode Electronics, Inc. 2007 Stock Plan (10)
10.27*	Form Director RSA Award Agreement (10)
10.28*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (11)
10.32*	Form of Amendment to Change in Control Agreement (12)
10.33*	Methode Electronics, Inc. 2010 Cash Incentive Plan (13)
10.34*	Methode Electronics, Inc. 2010 Stock Plan (13)
10.35*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (13)
10.36*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Performance Based Restricted Stock Form Award Agreement (14)
10.37*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Restricted Stock Unit Form Award Agreement (14)
10.38*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. RSA Tandem Cash Award Form Award Agreement (14)
10.39*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Cash Bonus Form Award Agreement (14)
10.40*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (14)
10.42	Amended and Restated Credit Agreement dated as of February 25, 2011 among Methode Electronics, Inc. as the Borrower, Bank of America N.A., as Administrative Agent and Other Lenders party thereto (15)

Exhibit Number	Description
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File
____________________________________________

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant's Form 8-K filed December 17, 2010, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-Q for the three months ended January 27, 2007, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.

(13)	Previously filed with Registrant's Form 8-K filed October 20, 2010, and incorporated herein by reference.

(14)	Previously filed with Registrant's Form 8-K filed November 12, 2010, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Form 10-Q filed March 3, 2011, and incorporated herein by reference.
________________________________________
*  Management Compensatory Plan

** As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.