Form 10-Q
period 2012-07-28
METHODE ELECTRONICS INC
filed 2012-08-30
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 28, 2012

or

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

At August 28, 2012, registrant had 37,060,490 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 28, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	As of	As of
	July 28, 2012	April 28, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,147	$86,797
Accounts receivable, net	94,677	98,359
Inventories:
Finished products	9,678	7,001
Work in process	14,729	14,235
Materials	22,953	22,325
	47,360	43,561
Deferred income taxes	3,335	3,529
Prepaid and refundable income taxes	635	1,015
Prepaid expenses and other current assets	9,017	7,172
TOTAL CURRENT ASSETS	240,171	240,433
PROPERTY, PLANT AND EQUIPMENT	276,585	277,451
Less allowances for depreciation	195,136	200,299
	81,449	77,152
GOODWILL	16,422	16,422
INTANGIBLE ASSETS, net	16,215	16,620
PRE-PRODUCTION COSTS	14,405	16,215
OTHER ASSETS	36,818	36,806
	83,860	86,063
TOTAL ASSETS	$405,480	$403,648
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$54,038	$54,775
Other current liabilities	35,761	37,102
TOTAL CURRENT LIABILITIES	89,799	91,877
LONG-TERM DEBT	56,500	48,000
OTHER LIABILITIES	3,378	3,413
DEFERRED COMPENSATION	4,982	4,801
NON-CONTROLLING INTEREST	257	333
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,402,678 and 38,375,678 shares issued as of July 28, 2012 and April 28, 2012, respectively	19,201	19,188
Additional paid-in capital	78,630	77,652
Accumulated other comprehensive income	8,624	15,573
Treasury stock, 1,342,188 shares as of July 28, 2012 and April 28, 2012	(11,377)	(11,377)
Retained earnings	155,304	154,008
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	250,382	255,044
Noncontrolling interest	182	180
TOTAL EQUITY	250,564	255,224
TOTAL LIABILITIES AND EQUITY	$405,480	$403,648

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except shares and per share data)

	Three Months Ended
	July 28, 2012	July 30, 2011

Net sales	$118,737	$110,804

Cost of products sold	97,271	90,824

Gross margins	21,466	19,980

Selling and administrative expenses	17,296	18,562

Income from operations	4,170	1,418

Interest (income)/expense, net	(46)	4
Other income, net	(41)	(43)

Income before income taxes	4,257	1,457

Income tax expense	430	22

Net income	3,827	1,435

Less: Net loss attributable to noncontrolling interest	(62)	(59)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$3,889	$1,494

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04
Cash dividends:
Common stock	$0.07	$0.07
Weighted average number of Common Shares outstanding:
Basic	37,391,831	37,277,306
Diluted	37,893,873	37,518,183

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
($ in thousands)

	Three Months Ended
	July 28, 2012	July 30, 2011

Net income	$3,827	$1,435
Foreign currency translation adjustment	(6,937)	(1,941)
Comprehensive loss	(3,110)	(506)
Less: Comprehensive loss attributable to non-controlling interest	(73)	(43)
Comprehensive loss attributable to Methode Electronics, Inc.	$(3,037)	$(463)

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	Three Months Ended
	July 28, 2012	July 30, 2011
OPERATING ACTIVITIES
Net income	$3,827	$1,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	3,910	3,439
Amortization of intangibles	404	462
Amortization of stock awards and stock options	991	1,110
Changes in operating assets and liabilities	(2,945)	(231)
Other	—	286
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,187	6,501

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,415)	(4,553)
NET CASH USED IN INVESTING ACTIVITIES	(11,415)	(4,553)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	198
Cash dividends	(2,592)	(2,589)
Proceeds from borrowings	8,500	27,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,908	24,609

Effect of foreign currency exchange rate changes on cash	(2,330)	424

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,650)	26,981
Cash and cash equivalents at beginning of period	86,797	57,445
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,147	$84,426

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of July 28, 2012 and results of operations for the three months ended July 28, 2012 and July 30, 2011 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 28, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 28, 2012 filed with the SEC on June 28, 2012.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU"), 2011-08, "Intangibles - Goodwill and Other." The objective of this standard is to simplify how entities test goodwill for impairment. This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, that began on April 29, 2012. The adoption of ASU 2011-08 did not have an impact on our financial statements.

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with Accounting Standards Codification, ("ASC") No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

There was no goodwill activity for the three months ended July 28, 2012 or the three months ended July 30, 2011.

The following tables present details of the Company’s intangible assets:

	As of July 28, 2012
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,786	$1,209	11.4
Trade names, patents and technology licenses	25,774	10,768	15,006	11.6
Covenants not to compete	480	480	—
Total	$41,249	$25,034	$16,215

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	As of April 28, 2012
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,720	$1,275	11.7
Trade names, patents and technology licenses	25,774	10,429	15,345	11.8
Covenants not to compete	480	480	—
Total	$41,249	$24,629	$16,620

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2013	$1,525
2014	1,481
2015	1,469
2016	1,317
2017	1,302

As of July 28, 2012 and April 28, 2012, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

4.             INCOME TAXES

At July 28, 2012 and April 28, 2012, we had valuation allowances against our deferred tax assets of $60,085 and $57,279, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

The Company recognized an income tax provision of $430 and $22 for the three months ended July 28, 2012 and July 30, 2011, respectively. The income tax provision for the three months ended July 28, 2012 and July 30, 2011 is lower than the U.S. statutory rate primarily from foreign investment tax credits, foreign operations with lower statutory rates and changes in valuation allowances. The Company's effective tax rate was 10.0% and 1.4% for the three months ended July 28, 2012 and July 30, 2011, respectively.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $60 accrued at July 28, 2012 for the payment of interest and penalties.  The total unrecognized tax benefit as of July 28, 2012 was $66.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 28, 2012	$66
Increases for positions related to the current year	—
Decreases for positions related to the prior years	—
Settlements	—
Lapsing of statutes of limitations	—
Balance at July 28, 2012	$66

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

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2012, 2011, 2010 and 2009.

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the three-month periods presented:

	Three Months Ended
	July 28, 2012	July 30, 2011
Balance at the beginning of the period	38,375,678	38,312,243
Options exercised	—	21,975
Restricted stock awards vested	27,000	28,860
Balance at the end of the period	38,402,678	38,363,078

On July 27, 2012 we paid a quarterly dividend of $2,592.

Stock Options Granted Under the 2010 Stock Plan

In July 2012, the Compensation Committee approved the grant of options to purchase 120,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest one-third per year on each anniversary of the date of grant.  The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for the three months ended July 28, 2012:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 28, 2012	240,000	$9.97
Granted	120,000	8.64
Exercised	—	—
Cancelled	—	—
Outstanding at July 28, 2012	360,000	$9.53

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Options Outstanding at July 28, 2012
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	120,000	8.2
$10.70	120,000	9.0
$8.64	120,000	9.9
$9.53	360,000

Options Exercisable at July 28, 2012
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	40,000	8.2
$10.70	40,000	9.0
$9.97	80,000

The options outstanding had an intrinsic value of $137 at July 28, 2012. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 28, 2012.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2013	Fiscal 2012
	Awards	Awards
Average expected volatility	66.15%	52.76%
Average risk-free interest rate	0.39%	0.63%
Dividend yield	2.94%	2.66%
Expected life of options (in years)	7.18	7.03
Weighted-average grant-date fair value	$4.13	$4.27

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") Outstanding Under the 2010 Stock Plan

The following table summarizes the RSA and RSU activity for the three months ended July 28, 2012 for the RSA's and RSU's granted under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 28, 2012	740,000	180,000
Awarded	—	—
Vested	—	—
Forfeited and cancelled	—	—
Unvested and unissued at July 28, 2012	740,000	180,000

	Number of Shares Granted, less Forfeitures		Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year		Vesting Period		July 28, 2012	July 28, 2012
2011	640,000	5-year cliff, performance based	$9.70	$3,562	$3,562
2011	304,000	5-year, equal annual installments	9.70	823	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	606	606

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Stock Options Granted Under the 2007 Stock Plan

In July 2012, our Compensation Committee awarded options to purchase 42,500 shares of our common stock to some non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for the three months ended July 28, 2012:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2012	738,000	$5.79
Granted	42,500	8.64
Exercised	—	—
Cancelled	—	—
Outstanding at July 28, 2012	780,500	$5.95

Options Outstanding at July 28, 2012
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	6.6
$6.46	260,000	7.0
$8.13	35,500	7.4
$10.55	105,000	8.0
$8.10	52,500	9.1
$8.64	42,500	9.9
$5.95	780,500

Options Exercisable at July 28, 2012
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	6.6
$6.46	260,000	7.0
$4.50	545,000

The options outstanding had an intrinsic value of $2,888 at July 28, 2012.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2013	Fiscal 2012
	Awards	Awards
Average expected volatility	66.15%	63.55%
Average risk-free interest rate	0.39%	0.35%
Dividend yield	2.94%	2.84%
Expected life of options (in years)	7.18	7.03
Weighted-average grant-date fair value	$4.13	$3.75

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Restricted Stock Awards Outstanding Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends.   The RSU’s are fully vested as of July 28, 2012.  As of July 28, 2012, no shares have been delivered pursuant to the RSUs.

At the beginning of fiscal 2013, there were no RSAs outstanding under the 2007 Stock Plan. During the first quarter of fiscal 2013, we awarded 27,000 shares to our independent directors, all of which vested immediately upon grant.

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

Options to purchase 123,260 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of July 28, 2012.  Options to purchase 128,105 shares of our common stock expired in the first quarter of fiscal 2013.

The following tables summarize the stock option activity and related information for the stock options outstanding under the 2000 and 2004 Stock Plans for the three months ended July 28, 2012:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2012	251,365	$10.96
Exercised	—	—
Expired	(128,105)	10.50
Outstanding at July 28, 2012	123,260	$11.44

Options Outstanding and Exercisable at July 28, 2012
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$11.44	123,260	0.9

The options outstanding had no intrinsic value at July 28, 2012.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010 and 2007 stock plans in the selling and administrative section of our consolidated statement of operations. There was no pre-tax compensation expense related to the 2000 and 2004 stock plans in either period presented. The table below summarizes the expense for the three months ended July 28, 2012 and July 30, 2011.

	Compensation Expense
	Three Months Ended
	July 28, 2012	July 30, 2011
2010 Stock Plan:
RSAs	$366	$321
RSUs	132	227
Stock options	133	109
Total 2010 Stock Plan	$631	$657

2007 Stock Plan:
RSAs	$233	$309
Stock options	127	144
Total 2007 Stock Plan	$360	$453

Total Compensation Expense	$991	$1,110

6.             NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period.  Diluted net income per share is calculated after adjusting the denominator of the basic net income per share calculation for the effect of all potentially dilutive stock compensation awards outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 28, 2012	July 30, 2011
Numerator - net income attributable to Methode Electronics, Inc.	$3,889	1,494
Denominator:	—	—
Denominator for basic net income per share-weighted average shares	37,391,831	37,277,306
Dilutive potential common shares	502,042	240,877
Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	37,893,873	37,518,183
Net income per share:
Basic and diluted	$0.10	$0.04

For the three months ended July 28, 2012 and July 30, 2011, options to purchase 761,685 shares and 129,935 shares, respectively, have been been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

7.             SEGMENT INFORMATION

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
(Dollar amounts in thousands, except share and per share data)

The Other segment includes a designer and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 28, 2012.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The following tables present information regarding our segments:

	Three Months Ended July 28, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$71,307	$32,284	$12,167	$3,894	$(915)	$118,737
Transfers between segments	(263)	(569)	(48)	(27)	907	—
Net sales to unaffiliated customers	$71,044	$31,715	$12,119	$3,867	$(8)	$118,737

Income (loss) from operations	$2,658	$4,874	$311	$949	$(4,622)	$4,170
Interest (income)/expense, net	(166)	(84)	13	—	191	(46)
Other (income)/expense, net	(700)	666	(6)	—	(1)	(41)
Income/(loss) before income taxes	$3,524	$4,292	$304	$949	$(4,812)	$4,257

	Three Months Ended July 30, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$63,366	$33,514	$12,891	$2,946	$(1,913)	$110,804
Transfers between segments	(689)	(1,126)	(45)	(16)	1,876	—
Net sales to unaffiliated customers	$62,677	$32,388	$12,846	$2,930	$(37)	$110,804

Income/(loss) from operations	$2,246	$4,297	$222	$(999)	$(4,348)	$1,418
Interest (income)/expense, net	(70)	21	—	—	53	4
Other (income)/expense, net	36	300	96	3	(478)	(43)
Income/(loss) before income taxes	$2,280	$3,976	$126	$(1,002)	$(3,923)	$1,457

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

Delphi Related Litigation

On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply agreement pursuant to which Methode was to supply all of Delphi’s requirements for the seat bladders used in Delphi’s occupant restraint system from October 1, 2008 through September 30, 2011. On August 26, 2009, Delphi notified us that effective September 10, 2009, our supply arrangement was terminated. The parties are engaged in litigation concerning Delphi's right to terminate the supply agreement and related issues concerning ownership of the tooling drawings. On June 29, 2012, summary judgment was granted in favor of Delphi on the issue of termination of the supply agreement. We have filed an application for leave to appeal the summary judgment, which is currently pending. We are separately engaged in litigation with Delphi concerning our intellectual property rights related to the seat bladders.

In March 2010, DPH Holdings Corp. and certain of its affiliated debtors, as successors to Delphi Corporation and certain of its affiliates (“Delphi”), served the Company with a complaint seeking to recover approximately $19,726 in alleged preference payments that Delphi made to the Company within the 90-day period preceding Delphi’s bankruptcy filing in

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

October 2005 (the “Complaint”).  Delphi is pursuing similar preference complaints against a number of other, unrelated third-parties.  The Complaint, dated September 28, 2007, was originally filed under seal with the United States Bankruptcy Court for the Southern District of New York (titled as Delphi Corporation, et al. v. Methode Electronics, Inc, Adversary Proceeding No. 07-2432) and pursuant to certain court orders, the Complaint was not unsealed and served upon the Company until March 2010.  The Company has filed a joinder to third-parties’ motions to dismiss the Delphi preference complaints based on violations of due process and other defenses connected to the unusual manner that Delphi filed and served the preference complaints.   Additionally, the Company possesses several other substantive defenses to the Complaint including, but not limited to, the affirmative defenses available under the Bankruptcy Code, statute of limitations, waiver and estoppel.  The Bankruptcy Court ruled on July 22, 2010 that the Complaint did not satisfy certain pleading requirements and dismissed the Complaint without prejudice, granting Delphi leave to re-file an amended complaint. The Court overruled the Company's defenses to the proposed amended complaint relating primarily to pleading issues, and ordered that other defenses would be addressed in subsequent proceedings. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of our management, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

See Footnote 12, Subsequent Events, for an update of the Delphi related litigation matters which occurred after July 28, 2012.
9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $14,405 and $16,215 as of July 28, 2012 and April 28, 2012, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

10.          FAIR VALUE MEASUREMENTS

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Below is a table that summarizes the fair value of assets and liabilities as of July 28, 2012:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$85,147	$85,147	$—	$—
Assets related to deferred compensation plan	3,876	3,876	—	—
Total assets at fair value	$89,023	$89,023	$—	$—
Liabilities:
Liabilities related to deferred compensation plan	$2,790	$2,790	$—	$—
Total liabilities at fair value	$2,790	$2,790	$—	$—
(1)Includes cash, money-market investments and certificates of deposit.

Below is a table that summarizes the fair value of assets and liabilities as of April 28, 2012:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$86,797	$86,797	$—	$—
Assets related to deferred compensation plan	3,965	3,965	—	—
Total assets at fair value	$90,762	$90,762	$—	$—
Liabilities:
Liabilities related to deferred compensation plan	$2,798	$2,798	$—	$—
Total liabilities at fair value	$2,798	$2,798	$—	$—
(1)Includes cash, money-market investments and certificates of deposit.

Fair Value of Other Financial Instruments. The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximate their fair values because of the short maturity of these instruments.

11.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of February 25, 2016. The credit facility is in the aggregate principal amount of $75,000, with an option to increase the principal amount by an additional $25,000 subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. The interest rate on the credit facility is 1.5% plus LIBOR. At July 28, 2012, we were in compliance with the covenants of the agreement. During the first quarter of fiscal 2013, we had borrowings of $8,500 and payments of interest of $256 under this credit facility. As of July 28, 2012, there were outstanding balances against the credit facility of $56,500.  There was $18,500 available to borrow under the credit facility as of July 28, 2012, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of July 28, 2012.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

12.          SUBSEQUENT EVENT

See Footnote 8, Contingencies, for a description of the Delphi related litigation matters.
In August 2012, the Company and the various Delphi parties agreed to settle all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company will assign certain patents to Delphi and enter into to a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which will be paid in October 2012 and half of which will be paid in January 2013. The Company expects to the record the entire gain in the second quarter of fiscal 2013.

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

•
We were awarded new North American automotive business in fiscal 2011 for programs that will not begin production until late fiscal 2013. We anticipate that it will take a significant amount of our cash and resources to launch these programs.

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 28, 2012, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States. We are a global designer and manufacturer of electronic and electro-mechanical devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 28, 2012.

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

Results of Operations for the Three Months Ended July 28, 2012 as Compared to the Three Months Ended July 30, 2011

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	July 28, 2012	July 30, 2011	Net Change	Net Change
Net sales	$118.7	$110.8	$7.9	7.1%

Cost of products sold	97.3	90.8	6.5	7.2%

Gross margins	21.4	20.0	1.4	7.0%

Selling and administrative expenses	17.2	18.6	(1.4)	(7.5)%
Income tax expense	0.4	—	0.4	N/M
Net loss attributable to noncontrolling interest	(0.1)	(0.1)	—	—%
Net income attributable to Methode Electronics, Inc.	$3.9	$1.5	$2.4	160.0%

Percent of sales:	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.0%	81.9%
Gross margins	18.0%	18.1%
Selling and administrative expenses	14.5%	16.8%
Income tax expense	0.3%	—%
Net loss attributable to noncontrolling interest	(0.1)%	(0.1)%
Net income attributable to Methode Electronics, Inc.	3.3%	1.4%

Net Sales.  Consolidated net sales increased $7.9 million, or 7.1%, to $118.7 million for the three months ended July 28, 2012, from $110.8 million for the three months ended July 30, 2011.  The Automotive segment net sales increased $8.3 million, or 13.2%, to $71.0 million for the first quarter of fiscal 2013, from $62.7 million for the first quarter of fiscal 2012.  The Interconnect segment net sales decreased $0.7 million, or 2.2%, to $31.7 million for the first quarter of fiscal 2013, compared to $32.4 million for the first quarter of fiscal 2012.  The Power Products segment net sales decreased $0.7, or 5.5%, to $12.1 million for the first quarter of fiscal 2013, compared to $12.8 million for the first quarter of fiscal 2012.  The Other segment net sales increased $1.0 million, or 34.5%, to $3.9 million for the first quarter of fiscal 2013, as compared to $2.9 million for the first quarter of fiscal 2012.  Translation of foreign operations net sales for the three months ended July 28, 2012 decreased reported net sales by $2.4 million or 2.0% due to average currency rate fluctuations in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012, primarily due to the weakening of the euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $6.5 million, or 7.2%, to $97.3 million for the three months ended July 28, 2012, compared to $90.8 million for the three months ended July 30, 2011.  Consolidated cost of products sold as a percentage of sales was 82.0% for the first quarter of fiscal 2013, compared to 81.9% for the first quarter of fiscal 2012.  In the first quarter of fiscal 2013, the Automotive segment experienced costs in North America for design, development, and engineering of $1.4 million related to a new program scheduled to launch in late fiscal 2013. During the first quarter of fiscal 2012, our North American operations experienced additional costs for design, development and engineering of $1.2 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in late fiscal 2013. In the first quarter of fiscal 2013 and 2012, our North American operations incurred production and vendor costs related to the Ford Center Console Program of $0.5 million and $0.6 million, respectively. The Interconnect segment experienced a decrease in cost of products sold as a percentage of sales primarily due to higher sales volumes for data solution products, which have better gross margins than other products in this segment, partially offset by additional development costs for white goods products scheduled to launch in the second quarter of fiscal 2013. The Power Products segment cost of products sold as a percentage of sales decreased primarily due to favorable commodity pricing for raw materials and favorable product sales mix at our North American operations. The Other segment cost of products sold as a percentage of sales decreased primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  Consolidated gross margins increased $1.4 million, or 7.0%, to $21.4 million for the three months ended July 28, 2012, as compared to $20.0 million for the three months ended July 30, 2011.  Gross margins as a percentage of net sales were relatively flat at 18.0% for the three months ended July 28, 2012, compared to 18.1% for the three months ended July 30, 2011.  Gross margins as a percentage of sales decreased slightly primarily due to new program and product launch costs in the Automotive segment. Gross margins were also negatively impacted by increased sales of automotive product that have higher material cost due to the current high percentage of purchased content. Gross margins were positively impacted in the first quarter of fiscal 2013 due to favorable adjustments for commodity pricing in the Automotive segment, sales mix in the Interconnect segment and lower commodity pricing for raw materials in the Power Products segment. Gross margins were also favorably impacted in the Other segment due to increased sales and lower material costs in our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $1.4 million, or 7.5%, to $17.2 million for the three months ended July 28, 2012, compared to $18.6 million for the three months ended July 30, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 14.5% for the three months ended July 28, 2012 from 16.8% for the three months ended July 30, 2011. Legal expenses decreased $0.6 million, to $1.2 million for the first quarter of fiscal 2013, compared to $1.8 million for the first quarter of fiscal 2012, primarily due to lower Delphi litigation expenses. Selling and administrative expenses also decreased in the first quarter of fiscal 2013 due to the lower salary, stock-based compensation, severance, travel and bad debt expenses, partially offset with selling and administrative expenses for the Advanced Molding and Decoration, ("AMD") business acquired in the second quarter of fiscal 2012.

Income Tax Expense.  Income tax expense increased to $0.4 million for the three months ended July 28, 2012, compared to no net tax expense for the three months ended July 30, 2011.  The income tax expense for the first quarter of fiscal 2013 relates to income taxes on foreign profits. During the first quarter of of fiscal 2012, a benefit of $1.1 million was recorded relating to tax credits from our Malta facility, which was offset by $1.1 million of expense related to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $2.4 million, to $3.9 million for the three months ended July 28, 2012, compared to $1.5 million for the three months ended July 30, 2011.  The increase is primarily due to higher sales volumes, lower material costs in the Other segment, favorable adjustments for commodity pricing, lower legal and other selling and administrative expenses, partially offset with higher costs related to new product development and higher net income taxes.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 28, 2012	July 30, 2011	Net Change	Net Change
Net sales	$71.0	$62.7	$8.3	13.2%

Cost of products sold	61.6	53.4	8.2	15.4%

Gross margins	9.4	9.3	0.1	1.1%

Selling and administrative expenses	6.7	7.1	(0.4)	(5.6)%

Income from operations	$2.7	$2.2	$0.5	22.7%

Percent of sales:	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	86.8%	85.2%
Gross margins	13.2%	14.8%
Selling and administrative expenses	9.4%	11.3%
Income from operations	3.8%	3.5%

Net Sales.  Automotive segment net sales increased $8.3 million, or 13.2%, to $71.0 million for the three months ended July 28, 2012, from $62.7 million for the three months ended July 30, 2011.  Net sales increased in North America $13.0 million, or 114.5%, to $24.4 million in the first quarter of fiscal 2013, compared to $11.4 million in the first quarter of fiscal 2012 due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly, which represented $6.2 million of the increase and the remaining increase relates to the newly acquired AMD business acquired in September 2011. Net sales decreased in Europe by $1.5 million, or 5.0%, to $28.5 million in the first quarter of fiscal 2013, compared to $30.0 million in the first quarter of fiscal 2012, primarily due to currency rate fluctuations. In the first quarter of fiscal 2013, the Automotive segment in Europe recorded $0.9 million of favorable commodity pricing adjustments for precious metals supplied to one customer. Net sales in Asia decreased $2.9 million, or 14.2%, to $17.5 million in the first quarter of fiscal 2013, compared to $20.4 million in the first quarter of fiscal 2012, primarily due to the planned partial transfer of some of the transmission lead-frame assembly product from our China facility to our Mexico facility. The transmission lead-frame assembly is now being manufactured at both facilities. Translation of foreign operations net sales for the three months ended July 28, 2012 decreased reported net sales by $2.4 million, or 3.3%, due to average currency rates in the first quarter of fiscal 2013, compared to the average currency rates in the first quarter of fiscal 2012, primarily due to the weakening of the euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $8.2 million, or 15.4%, to $61.6 million for the three months ended July 28, 2012, from $53.4 million for the three months ended July 30, 2011.  The Automotive segment cost of products sold as a percentage of sales was 86.8% in the first quarter of fiscal 2013, compared to 85.2% in the first quarter of fiscal 2012.  In the first quarter of fiscal 2013, the Automotive segment experienced costs for design, development, and engineering of $1.4 million at our North American facility, related to a new program scheduled to launch in late fiscal 2013. During the first quarter of fiscal 2012, our North American operations experienced costs for design, development and engineering of $1.2 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in late fiscal 2013. In both the first quarter of fiscal 2013 and 2012, our North American operations experienced production issues related to the Ford Center Console Program of $0.5 million and $0.6 million, respectively. The increase in costs of products sold as a percentage of sales was also affected by increased sales of products that have a higher material cost due to the current high percentage of purchased content during the first quarter of fiscal 2013.

Gross Margins.  Automotive segment gross margins increased $0.1 million, or 1.1%, to $9.4 million for the three months ended July 28, 2012, as compared to $9.3 million for the three months ended July 30, 2011.  The Automotive segment gross margins as a percentage of net sales were 13.2% for the three months ended July 28, 2012, as compared to 14.8% for the three months ended July 30, 2011.  Gross margins were negatively impacted in the first quarter of fiscal 2013 due to increased sales of product that has higher material cost due to the current high percentage of purchased content. Gross margins as a percentage of sales also decreased due to design, development, engineering and launch costs related to new programs and new product launches. Gross margins were favorably impacted by the favorable commodity pricing adjustments in the first quarter of fiscal 2013.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.4 million, or 5.6%, to $6.7 million for the three months ended July 28, 2012, compared to $7.1 million for the three months ended July 30, 2011.  Selling and administrative expenses as a percentage of net sales were 9.4% for the three months ended July 28, 2012 and 11.3% for the three months ended July 30, 2011. Legal expenses related to the Delphi litigation decreased $0.2 million, to $0.6 million for the first quarter of fiscal 2013, compared to $0.8 million for the first quarter of fiscal 2012. In addition, selling and marketing expenses in the first quarter of fiscal 2013 decreased in European operations primarily due to exchange rate fluctuations due to the the weakening of the euro as compared to the U.S. dollar. The first quarter of fiscal 2013 includes $0.4 million of selling and administrative expenses related to the AMD acquisition.

Income from Operations.  Automotive segment income from operations increased $0.5 million, to $2.7 million for the three months ended July 28, 2012, compared to $2.2 million for the three months ended July 30, 2011 due to increased sales, the favorable commodity pricing adjustments, lower selling and administrative expenses, partially offset by administrative expenses related to a AMD acquisition and higher design, development and engineering costs.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 28, 2012	July 30, 2011	Net Change	Net Change
Net sales	$31.7	$32.4	$(0.7)	(2.2)%

Cost of products sold	22.4	23.2	(0.8)	(3.4)%

Gross margins	9.3	9.2	0.1	1.1%

Selling and administrative expenses	4.4	4.9	(0.5)	(10.2)%

Income from operations	4.9	4.3	0.6	14.0%

Percent of sales:	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	70.7%	71.6%
Gross margins	29.3%	28.4%
Selling and administrative expenses	13.9%	15.1%
Income from operations	15.5%	13.3%

Net Sales.  Interconnect segment net sales decreased $0.7 million, or 2.2%, to $31.7 million for the three months ended July 28, 2012, from $32.4 million for the three months ended July 30, 2011.  Net sales increased in North America by $1.6 million, or 7.9%, to $21.9 million in the first quarter of fiscal 2013, compared to $20.3 million in the first quarter of fiscal 2012, primarily due to stronger sales for data solution products and white goods. Net sales in Europe decreased $1.4 million, or 19.4%, to $5.8 million in the first quarter of fiscal 2013, compared to $7.2 million in the first quarter of fiscal 2012, primarily due to weaker radio remote control sales as a result of the financial distress of a strategic distributor and lower sensor sales in the first quarter of fiscal 2013. Net sales in Asia decreased $0.9 million, or 18.4%, to $4.0 million in the first quarter of fiscal 2013, compared to $4.9 million in the first quarter of fiscal 2012, primarily due to weaker radio remote control sales as well as certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold decreased $0.8 million, or 3.4%, to $22.4 million for the three months ended July 28, 2012, compared to $23.2 million for the three months ended July 30, 2011.  Interconnect segment cost of products sold as a percentage of net sales decreased to 70.7% for the three months ended July 28, 2012, compared to 71.6% for the three months ended July 30, 2011.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes for data solution products, which have better gross margins than other product lines in the segment, partially offset by additional development costs for white goods products scheduled to launch in the second quarter of fiscal 2013.

Gross Margins.  Interconnect segment gross margins increased $0.1 million, or 1.1%, to $9.3 million for the three months ended July 28, 2012, compared to $9.2 million for the three months ended July 30, 2011.  Gross margins as a percentage of net sales increased to 29.3% for the three months ended July 28, 2012, from 28.4% for the three months ended July 30, 2011.  The increase in gross margins a as a percentage of sales is primarily due to higher sales volumes for data solution products, which have a better gross margins than other product lines in this segment, partially offset by additional development costs for white goods products scheduled to launch in the second quarter of fiscal 2013.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 10.2%, to $4.4 million for the three months ended July 28, 2012, compared to $4.9 million for the three months ended July 30, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 13.9% for the three months ended July 28, 2012, from 15.1% for the three months ended July 30, 2011. The decrease is primarily due to lower salary, travel and bad debt expense in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012.

Income from Operations.  Interconnect segment income from operations increased $0.6 million, or 14.0%, to $4.9 million for the three months ended July 28, 2012, compared to $4.3 million for the three months ended July 30, 2011, primarily due to favorable sales mix and lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 28, 2012	July 30, 2011	Net Change	Net Change
Net sales	$12.1	$12.8	$(0.7)	(5.5)%

Cost of products sold	10.1	10.8	(0.7)	(6.5)%

Gross margins	2.0	2.0	—	—%

Selling and administrative expenses	1.7	1.8	(0.1)	(5.6)%

Income from operations	$0.3	$0.2	$0.1	50.0%

Percent of sales:	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	83.5%	84.4%
Gross margins	16.5%	15.6%
Selling and administrative expenses	14.0%	14.1%
Income from operations	2.5%	1.6%

Net Sales.  Power Products segment net sales decreased $0.7 million, or 5.5%, to $12.1 million for the three months ended July 28, 2012, compared to $12.8 million for the three months ended July 30, 2011.  Net sales decreased in North America $0.6 million, or 7.0%, to $7.9 million in the first quarter of fiscal 2013, compared to $8.5 million in the first quarter of fiscal 2012, primarily due to lower demand for our cabling and heat sink products, partially offset by higher demand for our busbar products. Net sales in Europe decreased $0.1 million, or 20.0%, to $0.4 million in the first quarter of fiscal 2013, compared to $0.5 million in the first quarter of fiscal 2012, due to lower demand for busbar products. Net sales in Asia were flat at $3.8 million for both the first quarter of fiscal 2013 and 2012.

Cost of Products Sold.  Power Products segment cost of products sold decreased $0.7 million, or 6.5%, to $10.1 million for the three months ended July 28, 2012, compared to $10.8 million for the three months ended July 30, 2011.  The Power Products segment cost of products sold as a percentage of sales decreased to 83.5% for the three months ended July 28, 2012, from 84.4% for the three months ended July 30, 2011.  The decrease in cost of products sold as a percentage of sales is primarily due to favorable commodity pricing for raw materials and favorable product mix at our North American operations.

Gross Margins.  Power Products segment gross margins were $2.0 million for both the three months ended July 28, 2012 and the three months ended July 30, 2011.  Gross margins as a percentage of net sales increased to 16.5% for the three months ended July 28, 2012 from 15.6% for the three months ended July 30, 2011.  The increase in gross margins as a percentage of sales is primarily due to favorable commodity pricing for raw materials and favorable product mix at our North American operations.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 5.6%, to $1.7 million for the three months ended July 28, 2012, compared to $1.8 million for the three months ended July 30, 2011.  Selling and administrative expenses as a percentage of net sales decreased slightly to 14.0% for the three months ended July 28, 2012 from 14.1% for the three months ended July 30, 2011. Selling and administrative expenses decreased due to lower salary, development and travel expenses in North America.

Income From Operations.  Power Products segment income from operations increased $0.1 million, or 50.0%, to $0.3 million for the three months ended July 28, 2012, compared to $0.2 million for the three months ended July 30, 2011, due to favorable commodity pricing for raw materials, favorable selling and administrative expenses, partially offset with lower sales.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	July 28, 2012	July 30, 2011	Net Change	Net Change
Net sales	$3.9	$2.9	$1.0	34.5%

Cost of products sold	2.4	2.6	(0.2)	(7.7)%

Gross margins	1.5	0.3	1.2	400.0%

Selling and administrative expenses	0.5	1.3	(0.8)	(61.5)%

Income/(loss) from operations	$1.0	$(1.0)	$2.0	N/M

Percent of sales:	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	61.5%	89.7%
Gross margins	38.5%	10.3%
Selling and administrative expenses	12.8%	44.8%
Income/(loss) from operations	25.6%	(34.5)%

Net Sales.  The Other segment net sales increased $1.0 million, or 34.5%, to $3.9 million for the three months ended July 28, 2012, compared to $2.9 million for the three months ended July 30, 2011.  Net sales from our torque-sensing business increased 55.6% in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012, primarily due to penetration in the e-bike and motorcycle markets.  Net sales from our testing facilities increased 7.5% in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012.

Cost of Products Sold.  Other segment cost of products sold decreased $0.2 million to $2.4 million for the three months ended July 28, 2012, compared to $2.6 million for the three months ended July 30, 2011. Cost of products sold as a percentage of sales decreased to 61.5% in the first quarter of fiscal 2013, compared to 89.7% in the first quarter of fiscal 2012. The decrease in cost of products sold as a percentage of sales is primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $1.2 million, or 400.0%, to $1.5 million for the three months ended July 28, 2012, compared to $0.3 million for the three months ended July 30, 2011.  The increase in gross margins as a percentage of sales is primarily due to decreased material costs as well as increased manufacturing efficiencies from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.8 million, or 61.5%, to $0.5 million for the three months ended July 28, 2012, compared to $1.3 million for the three months ended July 30, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 12.8% for the three months ended July 28, 2012, from 44.8% for the three months ended July 30, 2011. Selling and administrative expenses decreased in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012, due to lower salary, severance and legal expenses.

Income/(Loss) From Operations  The Other segment income/(loss) from operations improved $2.0 million to income of $1.0 million for the three months ended July 28, 2012, compared to a loss of $1.0 million for the three months ended July 30, 2011.  The increase was primarily due to increased sales, lower material costs content and increased manufacturing efficiencies from our torque-sensing business as well as lower selling and administrative expenses.

Liquidity and Capital Resources

In August 2012, the Company and the various Delphi parties agreed to settle all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company will assign certain patents to Delphi and enter into to a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which will be paid in October 2012 and half of which will be paid in January 2013. The Company expects to the record the entire gain in the second quarter of fiscal 2013.

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the total cash and cash equivalents as of July 28, 2012, $77.9 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $62.9 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation upon any future repatriation of funds.

The Company has signed a non-binding memorandum of understanding to purchase the business assets of a strategic distributor who is financially distressed.  We anticipate the transaction to be completed during our second quarter of fiscal 2013. These assets, if purchased will be included in the Interconnect segment. Consideration will be cash and our trade receivables for the distributor outstanding as of the July 28, 2012 balance sheet date. If the transaction is completed, $1.2 million of trade receivables will be reclassified to reflect the business assets acquired. If the transaction is not completed, the $1.2 million of trade receivables will likely be impaired and be subject to write-off in a future period.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms. The program is expected to be manufactured in our plants in Monterrey, Mexico. This program requires a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the programs. We expect to begin production and generate sales on this program in late fiscal 2013. Therefore, we anticipate our cash balances may decline (not including the Delphi settlement mentioned above) further due to the launch of this program without a corresponding increase in sales.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of February 25, 2016. The credit facility is in the aggregate principal amount of $75.0 million, with an option to increase the principal amount by an additional $25.0 million subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. The interest rate on the credit facility is 1.5% plus LIBOR. At July 28, 2012, we were in compliance with the covenants of the agreement. During the first quarter of fiscal 2013, we had borrowings of $8.5 million and payments of interest of $0.3 million under this credit facility. As of July 28, 2012, there were outstanding balances against the credit facility of $56.5 million.  There was $18.5 million available to borrow under the credit facility as of July 28, 2012, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of July 28, 2012.

Cash Flow Operating Activities

Net cash provided by operating activities decreased $0.3 million to $6.2 million for the three months ended July 28, 2012, compared to $6.5 million for the three months ended July 30, 2011.  The operating activities decrease is primarily driven by an increase in accounts receivable balances due to timing of sales, partially offset by higher net income as in the first three months of fiscal 2013, compared to the first three months of fiscal 2012.

Cash Flow Investing Activities

Net cash used in investing activities increased by $6.8 million due to purchases of property, plant and equipment of $11.4 million for the three months ended July 28, 2012, compared to $4.6 million for the three months ended July 30, 2011.  The increase primarily relates to plant expansion and equipment purchases in Europe and North America for products scheduled to be launched in late fiscal 2013.

Cash Flow Financing Activities

Net cash provided by financing activities decreased $18.7 million to cash provided of $5.9 million in the first three months of fiscal 2013, compared to $24.6 million for the first three months of fiscal 2012.  During the first three months of fiscal 2013, the Company had net borrowings against the credit facility of $8.5 million, compared to $27.0 million in the first three months of fiscal 2012. We paid dividends of $2.6 million for both the first three months of fiscal 2013 and 2012. The first three months of fiscal 2012 included $0.2 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.7 million as of July 28, 2012 and $3.4 million as of April 28, 2012.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $19.5 million at July 28, 2012 and $21.3 million at April 28, 2012.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.        Legal Proceedings.
See our Form 10-K filed on June 28, 2012 for a description of certain legal matters. Set forth below is a description of material developments during our first quarter.
On September 4, 2008, Methode and Delphi Automotive Systems LLC (“Delphi”) entered into a supply agreement pursuant to which Methode was to supply all of Delphi's requirements for the seat bladders used in Delphi's occupant restraint system from October 1, 2008 through September 30, 2011. On August 26, 2009, Delphi notified us that effective September 10, 2009, our supply arrangement was terminated. The parties are engaged in litigation concerning Delphi's right to terminate the supply agreement and related issues concerning ownership of the tooling drawings. On June 29, 2012, summary judgment was granted in favor of Delphi on the issue of termination of the supply agreement. We have filed an application for leave to appeal the summary judgment, which is currently pending. We are separately engaged in litigation with Delphi concerning our intellectual property rights related to the seat bladders.
In August 2012, the Company and the various Delphi parties agreed to settle all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company will assign certain patents to Delphi and enter into to a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which will be paid in October 2012 and half of which will be paid in January 2013. The Company expects to the record the entire gain in the second quarter of fiscal 2013.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	August 30, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.