Form 10-Q
period 2012-10-27
METHODE ELECTRONICS INC
filed 2012-12-06
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 27, 2012

or

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

At December 4, 2012, registrant had 37,060,490 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 27, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	As of	As of
	October 27, 2012	April 28, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,999	$86,797
Accounts receivable, net	107,894	98,359
Inventories:
Finished products	9,389	7,001
Work in process	15,927	14,235
Materials	25,507	22,325
	50,823	43,561
Deferred income taxes	3,465	3,529
Prepaid and refundable income taxes	566	1,015
Prepaid expenses and other current assets	8,920	7,172
TOTAL CURRENT ASSETS	248,667	240,433
PROPERTY, PLANT AND EQUIPMENT	283,863	277,451
Less allowances for depreciation	193,980	200,299
	89,883	77,152
GOODWILL	17,216	16,422
INTANGIBLE ASSETS, net	17,482	16,620
PRE-PRODUCTION COSTS	12,101	16,215
OTHER ASSETS	37,027	36,806
	83,826	86,063
TOTAL ASSETS	$422,376	$403,648
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$56,746	$54,775
Other current liabilities	32,880	37,102
TOTAL CURRENT LIABILITIES	89,626	91,877
LONG-TERM DEBT	46,000	48,000
OTHER LIABILITIES	3,322	3,413
DEFERRED COMPENSATION	5,436	4,801
NON-CONTROLLING INTEREST	170	333
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,402,678 and 38,375,678 shares issued as of October 27, 2012 and April 28, 2012, respectively	19,201	19,188
Additional paid-in capital	79,386	77,652
Accumulated other comprehensive income	14,333	15,573
Treasury stock, 1,342,188 shares as of October 27, 2012 and April 28, 2012	(11,377)	(11,377)
Retained earnings	176,072	154,008
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	277,615	255,044
Noncontrolling interest	207	180
TOTAL EQUITY	277,822	255,224
TOTAL LIABILITIES AND EQUITY	$422,376	$403,648

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$129,758	$115,890	$248,496	$226,695

Cost of products sold	107,466	94,972	204,737	185,794

Gross margins	22,292	20,918	43,759	40,901

Selling and administrative expenses	15,177	18,278	32,474	36,840
Income from settlement	(20,000)	—	(20,000)	—

Income from operations	27,115	2,640	31,285	4,061

Interest expense	53	1	7	5
Other expense, net	536	194	495	152

Income before income taxes	26,526	2,445	30,783	3,904

Income tax expense	3,234	2,221	3,664	2,243

Net income	23,292	224	27,119	1,661

Less: Net loss attributable to noncontrolling interest	(71)	(87)	(132)	(145)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$23,363	$311	$27,251	$1,806

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.62	$0.01	$0.73	$0.05
Diluted	$0.62	$0.01	$0.72	$0.05
Cash dividends:
Common stock	$0.07	$0.07	$0.14	$0.14
Weighted average number of Common Shares outstanding:
Basic	37,413,490	37,309,890	37,402,660	37,293,598
Diluted	37,975,559	37,520,247	37,920,732	37,516,998

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
($ in thousands)

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net income	$23,292	$224	$27,119	$1,661
Foreign currency translation adjustment	5,701	(330)	(1,236)	(2,303)
Comprehensive income/(loss)	28,993	(106)	25,883	(642)
Comprehensive loss attributable to non-controlling interest	(63)	(103)	(136)	(145)
Comprehensive income/(loss) attributable to Methode Electronics, Inc.	$29,056	$(3)	$26,019	$(497)

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	Six Months Ended
	October 27, 2012	October 29, 2011
OPERATING ACTIVITIES
Net income	$27,119	$1,661
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for depreciation	7,987	7,047
Amortization of intangibles	783	898
Amortization of stock awards and stock options	1,747	1,959
Changes in operating assets and liabilities	(14,937)	(10,112)
Other	(14)	284
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,685	1,737

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23,557)	(9,125)
Acquisition of businesses	(1,434)	(6,353)
NET CASH USED IN INVESTING ACTIVITIES	(24,991)	(15,478)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	198
Cash dividends	(5,187)	(5,181)
Proceeds from borrowings	24,500	36,500
Repayment of borrowings	(26,500)	—
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(7,187)	31,517

Effect of foreign currency exchange rate changes on cash	(305)	327

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(9,798)	18,103
Cash and cash equivalents at beginning of period	86,797	57,445
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,999	$75,548

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of October 27, 2012 and results of operations for the three and six months ended October 27, 2012 and October 29, 2011 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 28, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 28, 2012 filed with the SEC on June 28, 2012.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU"), 2011-08, "Intangibles - Goodwill and Other". The objective of this standard is to simplify how entities test goodwill for impairment. This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, that began on April 29, 2012. The adoption of ASU 2011-08 did not have an impact on our financial statements.

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with Accounting Standards Codification ("ASC"), No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

The following tables show the roll-forward of goodwill activity in the financial statements for the three months and six months ended October 27, 2012 and October 29, 2011.

	Three Months Ended October 27, 2012			Six Months Ended October 27, 2012
	Interconnect	Power Products	Total	Interconnect	Power Products	Total
Balance as of April 28, 2012	$11,146	$5,276	$16,422	$11,146	$5,276	$16,422
Attributable to acquisitions	794	—	794	794	—	794
Balance as of October 27, 2012	$11,940	$5,276	$17,216	$11,940	$5,276	$17,216

	Three Months Ended October 29, 2011			Six Months Ended October 29, 2011
	Interconnect	Power Products	Total	Interconnect	Power Products	Total
Balance as of April 30, 2011	$11,146	$5,276	$16,422	$11,146	$5,276	$16,422
Attributable to acquisitions	—	—	—	—	—	—
Balance as of October 29, 2011	$11,146	$5,276	$16,422	$11,146	$5,276	$16,422

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Goodwill increased in the three and six months ended October 27, 2012 due to the acquisition of the Hetronic Italy business in September 2012. See note 12 for more information regarding the transaction.

The Company wrote-off fully amortized covenants not to compete of $480 in the second quarter of fiscal 2013. The following tables present details of the Company’s intangible assets:

	As of October 27, 2012
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,522	$13,853	$2,669	11.6
Trade names, patents and technology licenses	25,774	11,079	14,695	11.3
Covenants not to compete	118	—	118	5.0
Total	$42,414	$24,932	$17,482

	As of April 28, 2012
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,720	$1,275	11.7
Trade names, patents and technology licenses	25,774	10,429	15,345	11.8
Covenants not to compete	480	480	—
Total	$41,249	$24,629	$16,620

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2013	$1,738
2014	1,815
2015	1,747
2016	1,538
2017	1,474

As of October 27, 2012 and April 28, 2012, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

4.             INCOME TAXES

At October 27, 2012 and April 28, 2012, we had valuation allowances against our deferred tax assets of $49,995 and $57,279, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

In forming a judgment about the future realization of our deferred tax assets, we considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our recent cumulative loss in the U.S.  We will continue to assess this situation and make appropriate adjustments to the valuation allowance based on our evaluation of the positive and negative evidence existing at the time.  We are currently unable to forecast when there will be sufficient positive evidence for us to reverse all or any portion of the valuation allowances that we have recorded.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

The Company recognized an income tax provision of $3,234 and $3,664 for the three and six months ended October 27, 2012. The Company's effective tax rate was 12.2% and 11.9% for the three and six months ended October 27, 2012. The Company recognized an income tax provision of $2,221 and $2,243 for the three and six months ended October 30, 2011, respectively. The Company's effective tax rate was 90.1% and 57.5% for the three and six months ended October 30, 2011, respectively. The income tax provision for the three and six months ended October 27, 2012 is lower than the U.S. statutory rate primarily from foreign investment tax credits, foreign operations with lower statutory rates and changes in valuation allowances. The income tax provision for the three and six months ended October 30, 2011 is higher than the U.S. statutory rate primarily due to losses without tax benefit and changes in valuation allowances.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $62 accrued at October 27, 2012 for the payment of interest and penalties.  The total unrecognized tax benefit as of October 27, 2012 was $66. There has been no changes to the accrued amounts in the current fiscal year.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the second quarter of fiscal 2013.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions of approximately $37.

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

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the six-month periods presented:

	Six Months Ended
	October 27, 2012	October 29, 2011
Balance at the beginning of the period	38,375,678	38,312,243
Options exercised	—	21,975
Restricted stock awards vested	27,000	28,860
Balance at the end of the period	38,402,678	38,363,078

We paid a quarterly dividend of $2,592 and $2,595 on July 27, 2012 and October 26, 2012, respectively.

Stock Options Granted Under the 2010 Stock Plan

In July 2012, the Compensation Committee approved the grant of options to purchase 120,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest one-third per year on each anniversary of the date of grant.  The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for the six months ended October 27, 2012:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 28, 2012	240,000	$9.97
Granted	120,000	8.64
Exercised	—	—
Cancelled	—	—
Outstanding at October 27, 2012	360,000	$9.53

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Options Outstanding at October 27, 2012
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	120,000	8.1
$10.70	120,000	8.8
$8.64	120,000	9.8
$9.53	360,000

Options Exercisable at October 27, 2012
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	80,000	8.1
$10.70	40,000	8.8
$9.73	120,000

The options outstanding had an intrinsic value of $269 at October 27, 2012. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 27, 2012.

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

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") Outstanding Under the 2010 Stock Plan

The following table summarizes the RSA and RSU activity for the six months ended October 27, 2012 for the RSA's and RSU's granted under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 28, 2012	740,000	180,000
Awarded	—	—
Vested	—	—
Forfeited and cancelled	—	—
Unvested and unissued at October 27, 2012	740,000	180,000

	Number of Shares Granted, less Forfeitures		Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year		Vesting Period		October 27, 2012	October 27, 2012
2011	640,000	5-year cliff, performance based	$9.70	$3,239	$3,239
2011	304,000	5-year, equal annual installments	9.70	690	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	564	564

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

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for the six months ended October 27, 2012:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2012	738,000	$5.79
Granted	42,500	8.64
Exercised	—	—
Cancelled	—	—
Outstanding at October 27, 2012	780,500	$5.95

Options Outstanding at October 27, 2012
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	6.5
$6.46	260,000	6.8
$8.13	35,500	7.2
$10.55	105,000	7.8
$8.10	52,500	9.0
$8.64	42,500	9.8
$5.95	780,500

Options Exercisable at October 27, 2012
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	6.5
$6.46	260,000	6.8
$8.10	17,500	9.0
$4.62	562,500

The options outstanding had an intrinsic value of $3,260 at October 27, 2012.

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

Restricted Stock Awards Outstanding Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends, however, a bonus in lieu of dividends is paid on the vested RSU's.   The RSU’s are fully vested as of October 27, 2012.  As of October 27, 2012, no shares have been delivered pursuant to the RSUs.

At the beginning of fiscal 2013, there were no RSAs outstanding under the 2007 Stock Plan. During the first quarter of fiscal 2013, we awarded 27,000 shares to our independent directors, all of which vested immediately upon grant.

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

Options to purchase 123,260 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of October 27, 2012.  Options to purchase 128,105 shares of our common stock expired in the first quarter of fiscal 2013.

The following tables summarize the stock option activity and related information for the stock options outstanding under the 2000 and 2004 Stock Plans for the six months ended October 27, 2012:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2012	251,365	$10.96
Exercised	—	—
Expired	(128,105)	10.50
Outstanding at October 27, 2012	123,260	$11.44

Options Outstanding and Exercisable at October 27, 2012
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$11.44	123,260	0.7

The options outstanding had no intrinsic value at October 27, 2012.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010 and 2007 stock plans in the selling and administrative section of our consolidated statement of operations. There was no pre-tax compensation expense related to the 2000 and 2004 stock plans in either period presented. The table below summarizes the expense for the three months and six months ended October 27, 2012 and October 29, 2011.

	Compensation Expense
	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
2010 Stock Plan:
RSAs	$366	$349	$732	$670
RSUs	132	228	264	455
Stock options	143	141	276	250
Total 2010 Stock Plan	$641	$718	$1,272	$1,375

2007 Stock Plan:
RSAs	$—	$—	$233	$309
Stock options	115	131	242	275
Total 2007 Stock Plan	$115	$131	$475	$584

Total Compensation Expense	$756	$849	$1,747	$1,959

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Numerator - net income attributable to Methode Electronics, Inc.	$23,363	$311	$27,251	$1,806
Denominator:	—	—
Denominator for basic net income per share-weighted average shares	37,413,490	37,309,890	37,402,660	37,293,598
Dilutive potential common shares	562,069	210,357	518,072	223,400
Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	37,975,559	37,520,247	37,920,732	37,516,998
Net income per share:
Basic	$0.62	$0.01	$0.73	$0.05
Diluted	$0.62	$0.01	$0.72	$0.05

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

For the three months ended October 27, 2012 and October 29, 2011, options to purchase 383,185 shares and 962,662 shares, respectively, have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. For the six months ended October 27, 2012 and October 29, 2011, options to purchase 511,185 shares and 514,412 shares, respectively, have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

The following tables present information regarding our segments. The Automotive segment income from operations for both the three and six months ended October 27, 2012 include $20,000 of income from settlement.

	Three Months Ended October 27, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$80,298	$33,986	$12,573	$3,852	$(951)	$129,758
Transfers between segments	(145)	(736)	(57)	(13)	951	—
Net sales to unaffiliated customers	$80,153	$33,250	$12,516	$3,839	$—	$129,758

Income (loss) from operations	$26,487	$4,130	$(260)	$599	$(3,841)	$27,115
Interest (income)/expense, net	(142)	(57)	25	—	227	53
Other (income)/expense, net	805	(260)	30	1	(40)	536
Income/(loss) before income taxes	$25,824	$4,447	$(315)	$598	$(4,028)	$26,526

	Three Months Ended October 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$68,663	$32,276	$13,690	$3,225	$(1,964)	$115,890
Transfers between segments	(1,120)	(754)	(10)	(34)	1,918	—
Net sales to unaffiliated customers	$67,543	$31,522	$13,680	$3,191	$(46)	$115,890

Income/(loss) from operations	$3,237	$3,700	$831	$(225)	$(4,903)	$2,640
Interest (income)/expense, net	(89)	—	—	—	90	1
Other (income)/expense, net	(17)	430	35	—	(254)	194
Income/(loss) before income taxes	$3,343	$3,270	$796	$(225)	$(4,739)	$2,445

	Six Months Ended October 27, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$151,606	$66,270	$24,740	$7,745	$(1,865)	$248,496
Transfers between segments	(408)	(1,305)	(105)	(39)	1,857	—
Net sales to unaffiliated customers	$151,198	$64,965	$24,635	$7,706	$(8)	$248,496

Income (loss) from operations	$29,147	$9,004	$51	$1,548	$(8,465)	$31,285
Interest (income)/expense, net	(308)	(141)	38	—	418	7
Other (income)/expense, net	104	406	24	1	(40)	495
Income/(loss) before income taxes	$29,351	$8,739	$(11)	$1,547	$(8,843)	$30,783

	Six Months Ended October 29, 2011
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$132,330	$65,790	$26,582	$6,170	$(4,177)	$226,695
Transfers between segments	(2,110)	(1,880)	(56)	(49)	4,095	—
Net sales to unaffiliated customers	$130,220	$63,910	$26,526	$6,121	$(82)	$226,695

Income (loss) from operations	$5,482	$7,997	$1,052	$(1,225)	$(9,245)	$4,061
Interest (income)/expense, net	(159)	21	—	—	143	5
Other (income)/expense, net	18	730	131	3	(730)	152
Income/(loss) before income taxes	$5,623	$7,246	$921	$(1,228)	$(8,658)	$3,904

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

Delphi Settlement

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $12,101 and $16,215 as of October 27, 2012 and April 28, 2012, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Below is a table that summarizes the fair value of assets and liabilities as of October 27, 2012:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$76,999	$76,999	$—	$—
Assets related to deferred compensation plan	3,958	3,958	—	—
Total assets at fair value	$80,957	$80,957	$—	$—
Liabilities:
Liabilities related to deferred compensation plan	$3,111	$3,111	$—	$—
Total liabilities at fair value	$3,111	$3,111	$—	$—

(1)	Includes cash, money-market investments and certificates of deposit.

Below is a table that summarizes the fair value of assets and liabilities as of April 28, 2012:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$86,797	$86,797	$—	$—
Assets related to deferred compensation plan	3,965	3,965	—	—
Total assets at fair value	$90,762	$90,762	$—	$—
Liabilities:
Liabilities related to deferred compensation plan	$2,798	$2,798	$—	$—
Total liabilities at fair value	$2,798	$2,798	$—	$—

(1)	Includes cash, money-market investments and certificates of deposit.

The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximate their fair values because of the short maturity of these instruments.

11.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions. On September 21, 2012, we entered into an amendment to the Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75,000 to $100,000, with an option to increase the principal amount by up to an additional $50,000, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. Currently, the interest rate on the credit facility is 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At October 27, 2012, we were in compliance with the covenants of the agreement. During the first half of fiscal 2013, we had borrowings of $24,500 and payments of $27,080, which includes interest of $580 under this credit facility. As of October 27, 2012, there were outstanding balances against the credit facility of $46,000.  There was $54,000 available to borrow under the credit facility as of October 27, 2012, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of October 27, 2012.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

12.          ACQUISITIONS

In September 2012, we acquired certain assets of Hetronic South Europe S.R.L. for $1,434 in cash, as well as the forgiveness of debt owed to the Company of $1,296, for total consideration of $2,730. We operate this business under the name Hetronic Italy. The business, located in Milan, Italy, and is a market leader in industrial safety radio remote controls, primarily serving the Italian market. The accounts and transactions of Hetronic Italy have been included in the Hetronic Group in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition.

Based on a preliminary third-party valuation report, management determined that the tangible net assets acquired had a fair value of $266. The fair values assigned to intangible assets acquired were $1,550 for customer relationships and $120 for non-compete agreements, resulting in $794 of goodwill. The customer relationships and non-compete agreements are being amortized over 12 to 5 years, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of automobiles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.   Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believes to be insignificant may also adversely affect our financial condition or results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report.

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

•	Downturns in the automotive industry or the bankruptcy of certain automotive customers could reduce the sales and profitability of our business.

•	We have a significant amount of new product launches in fiscal 2013 and fiscal 2014. We can not assure the new product launches will be successful or profitable.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	We face risks relating to our international operations, including political and economic instability, expropriation, or the imposition of government controls.

•	We are dependent on the availability and price of materials.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•
We have not, and may not experience comparable increases in our gross margins as our sales increase due to a variety of factors, including, without limitation the following: 1.) changes in product mix; 2.) new program and product launch costs; 3.) increases in operating expenses; 4.) competitive pricing pressures; and 5.) decreases in volume.

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

•
The following factors may impact our income tax rate or impose additional liabilities: 1.) changes in the mix of earnings among countries with different tax rates; 2.) changes in our assessment of tax exposures; 3.) changes in the valuation of deferred tax assets and liabilities; 4.) changes in tax laws; and 5.) expiration of uncertain tax positions.

•	We cannot ensure that the newly acquired businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

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

Delphi Settlement

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Amended and Restated Credit Agreement

On September 21, 2012, we entered into an amendment to our Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75.0 million to $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. Currently, the interest rate on the credit facility is 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries.

Recent Transactions

In September 2011, we acquired certain assets and liabilities of Nypro Monterrey, S. de R.L. (Nypro Monterrey) from Nypro Inc. for $6.4 million. We operate this injection molding and painting business under the name Advanced Molding and Decoration, S.A. de C.V. (AMD), and it has become a part of our existing Monterrey manufacturing campus and the Automotive segment. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. The AMD assets include 52 injection mold machines, three paint lines and several pad print machines.

In September 2012, we acquired certain assets of Hetronic South Europe S.R.L. for $1.4 million in cash, as well as the forgiveness of debt owed to the Company of $1.3 million, for total consideration of $2.7 million. We operate this business under the name Hetronic Italy. The business, located in Milan, Italy, is a market leader in industrial safety radio remote controls, primarily serving the Italian market. The accounts and transactions of Hetronic Italy have been included in the Hetronic Group in the Interconnect segment in the consolidated financial statements from the effective date of the acquisition.

Results of Operations for the Three Months Ended October 27, 2012 as Compared to the Three Months Ended October 29, 2011

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$129.8	$115.9	$13.9	12.0%

Cost of products sold	107.5	95.0	12.5	13.2%

Gross margins	22.3	20.9	1.4	6.7%

Selling and administrative expenses	15.2	18.3	(3.1)	(16.9)%
Income from settlement	(20.0)	—	(20.0)	N/M
Interest expense	0.1	—	0.1	N/M
Other expense, net	0.5	0.2	0.3	150.0%
Income tax expense	3.2	2.2	1.0	45.5%
Net loss attributable to noncontrolling interest	(0.1)	(0.1)	—	—%
Net income attributable to Methode Electronics, Inc.	$23.4	$0.3	$23.1	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.8%	82.0%
Gross margins	17.2%	18.0%
Selling and administrative expenses	11.7%	15.8%
Income from settlement	(15.4)%	—%
Interest expense	0.1%	—%
Other expense, net	0.4%	0.2%
Income tax expense	2.5%	1.9%
Net loss attributable to noncontrolling interest	(0.1)%	(0.1)%
Net income attributable to Methode Electronics, Inc.	18.0%	0.3%

Net Sales.  Consolidated net sales increased $13.9 million, or 12.0%, to $129.8 million for the three months ended October 27, 2012, from $115.9 million for the three months ended October 29, 2011.  The Automotive segment net sales increased $12.7 million, or 18.8%, to $80.2 million for the second quarter of fiscal 2013, from $67.5 million for the second quarter of fiscal 2012.  The Interconnect segment net sales increased $1.8 million, or 5.7%, to $33.3 million for the second quarter of fiscal 2013, compared to $31.5 million for the second quarter of fiscal 2012.  The Power Products segment net sales decreased $1.2 million, or 8.8%, to $12.5 million for the second quarter of fiscal 2013, compared to $13.7 million for the second quarter of fiscal 2012.  The Other segment net sales increased $0.6 million, or 18.8%, to $3.8 million for the second quarter of fiscal 2013, as compared to $3.2 million for the second quarter of fiscal 2012.  Translation of foreign operations net sales for the three months ended October 27, 2012 decreased reported net sales by $2.0 million or 1.5% compared to the second quarter of fiscal 2012, primarily due to the weakening of the euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $12.5 million, or 13.2%, to $107.5 million for the three months ended October 27, 2012, compared to $95.0 million for the three months ended October 29, 2011.  Consolidated cost of products sold as a percentage of sales was 82.8% for the second quarter of fiscal 2013, compared to 82.0% for the second quarter of fiscal 2012.  In the second quarter of fiscal 2013, the Automotive segment experienced costs in North America for design, development, and engineering of $2.0 million related to a new program scheduled to launch in late fiscal 2013. During the second quarter of fiscal 2012, our North American operations experienced costs for design, development and engineering of $1.0 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in late fiscal 2013. In the second quarter of fiscal 2013 and 2012, our North American Automotive operations incurred third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $0.6 million and $0.7 million, respectively. The Interconnect segment cost of goods sold as a percentage of sales increased primarily due to costs of $0.3 million related to launch delays for white goods products that were scheduled to launch in the second quarter of fiscal 2013, partially offset by higher sales volumes for data solution products, which have better gross margins as a percentage to sales than other product lines in the segment. The Power Products segment cost of products sold as a percentage of sales increased, primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment. The Other segment cost of products sold as a percentage of sales decreased primarily related to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  Consolidated gross margins increased $1.4 million, or 6.7%, to $22.3 million for the three months ended October 27, 2012, as compared to $20.9 million for the three months ended October 29, 2011.  Gross margins as a percentage of net sales decreased to 17.2% for the three months ended October 27, 2012, compared to 18.0% for the three months ended October 29, 2011.  Gross margins as a percentage of sales decreased primarily due to increased program and product launch costs in the Automotive segment. Gross margins were also negatively impacted by increased sales of automotive product that have higher material cost due to the high percentage of purchased content. Gross margins were positively impacted in the second quarter of fiscal 2013, due to favorable adjustments for commodity pricing in the Automotive segment. Gross margins were negatively impacted due to launch delays for white goods in the Interconnect segment, which were partially offset due to higher sales volumes for data solution products. Gross margins were also negatively impacted due to manufacturing inefficiencies related to lower sales volumes in the Power Products segment as well as unfavorable sales mix within the segment. Gross margins were favorably impacted in the Other segment related to increased sales and lower material costs in our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $3.1 million, or 16.9%, to $15.2 million for the three months ended October 27, 2012, compared to $18.3 million for the three months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 11.7% for the three months ended October 27, 2012 from 15.8% for the three months ended October 29, 2011. In the second quarter of fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Legal expenses decreased $0.4 million, to $1.5 million for the second quarter of fiscal 2013, compared to $1.9 million for the second quarter of fiscal 2012. Selling and administrative expenses also decreased in the second quarter of fiscal 2013 due to lower compensation, travel, advertising and marketing, and professional fees of $1.5 million.

Income From Settlement.  In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Interest Expense, Net.  Interest expense, net was $0.1 million for the three months ended October 27, 2012, compared to no interest expense for the three months ended October 29, 2011.

Other Expense, Net.  Other expense, net increased $0.3 million, to $0.5 million for the three months ended October 27, 2012, compared to $0.2 million for the three months ended October 29, 2011. The second quarter of fiscal 2012 includes a gain of $0.3 million related to the acquisition of Advanced Molding and Decoration, purchased in September 2011. All other amounts for both the second quarter of fiscal 2013 and fiscal 2012, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $1.0 million, or 45.5%, to $3.2 million for the three months ended October 27, 2012, compared to $2.2 million for the three months ended October 29, 2011.  The income tax expense for the second quarter of fiscal 2013 relates to income taxes on foreign profits. The income tax expense for the second quarter of fiscal 2012 relates to income taxes on foreign profits of $1.1 million, $0.9 million for foreign taxes on a foreign dividend, and other other taxes of $0.2 million.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $23.1 million, to $23.4 million for the three months ended October 27, 2012, compared to $0.3 million for the three months ended October 29, 2011.  The increase is primarily due to income from the litigation settlement, higher sales volumes, a one-time reversal of various accruals related to a customer bankruptcy, lower legal, compensation, travel, advertising and marketing, and professional fees, partially offset with higher costs for design, development and engineering, manufacturing inefficiencies, costs related to launch delays and higher income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$80.2	$67.5	$12.7	18.8%

Cost of products sold	68.3	57.2	11.1	19.4%

Gross margins	11.9	10.3	1.6	15.5%

Selling and administrative expenses	5.4	7.1	(1.7)	(23.9)%
Income from settlement	(20.0)	—	(20.0)	N/M

Income from operations	$26.5	$3.2	$23.3	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	85.2%	84.7%
Gross margins	14.8%	15.3%
Selling and administrative expenses	6.7%	10.5%
Income from settlement	(24.9)%	—%
Income from operations	33.0%	4.7%

Net Sales.  Automotive segment net sales increased $12.7 million, or 18.8%, to $80.2 million for the three months ended October 27, 2012, from $67.5 million for the three months ended October 29, 2011.  Net sales increased $11.2 million, or 75.7%, in North America, to $26.1 million in the second quarter of fiscal 2013, compared to $14.9 million in the second quarter of fiscal 2012, primarily due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $5.3 million, or 17.3%, to $35.8 million in the second quarter of fiscal 2013, compared to $30.5 million in the second quarter of fiscal 2012, primarily due to new launches for our hidden switch product lines. In the second quarter of fiscal 2013, the Automotive segment recorded $0.5 million of favorable commodity pricing adjustments for precious metals supplied to one customer in Europe. Net sales in Asia decreased $3.7 million, or 17.3%, to $17.7 million in the second quarter of fiscal 2013, compared to $21.4 million in the second quarter of fiscal 2012, primarily due to the planned partial transfer of some of the transmission lead-frame assembly product from our China facility to our Mexico facility. The transmission lead-frame assembly is now being manufactured at both facilities. Translation of foreign operations net sales for the three months ended October 27, 2012 decreased reported net sales by $2.0 million, or 2.4%, compared to the second quarter of fiscal 2012, primarily due to the weakening of the euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $11.1 million, or 19.4%, to $68.3 million for the three months ended October 27, 2012, from $57.2 million for the three months ended October 29, 2011.  The Automotive segment cost of products sold as a percentage of sales was 85.2% in the second quarter of fiscal 2013, compared to 84.7% in the second quarter of fiscal 2012.  In the second quarter of fiscal 2013, the Automotive segment experienced costs for design, development, and engineering of $2.0 million at our North American facility, related to a program scheduled to launch in late fiscal 2013. During the second quarter of fiscal 2012, our North American operations experienced costs for design, development and engineering of $1.0 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in late fiscal 2013. In both the second quarter of fiscal 2013 and 2012, our North American operations experienced third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $0.6 million and $0.7 million, respectively. The increase in costs of products sold as a percentage of sales was also affected by increased sales of products that have a higher material cost due to the high percentage of purchased content during the second quarter of fiscal 2013.

Gross Margins.  Automotive segment gross margins increased $1.6 million, or 15.5%, to $11.9 million for the three months ended October 27, 2012, as compared to $10.3 million for the three months ended October 29, 2011.  The Automotive segment gross margins as a percentage of net sales were 14.8% for the three months ended October 27, 2012, as compared to 15.3% for the three months ended October 29, 2011.  Gross margins were negatively impacted in the second quarter of fiscal 2013 due to increased sales of product that has higher material cost due to the high percentage of purchased content. Gross margins as a percentage of sales also decreased due to increased design, development, engineering and launch costs related to new programs and new product launches. Gross margins were favorably impacted by the favorable commodity pricing adjustments in the second quarter of fiscal 2013.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.7 million, or 23.9%, to $5.4 million for the three months ended October 27, 2012, compared to $7.1 million for the three months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales were 6.7% for the three months ended October 27, 2012 and 10.5% for the three months ended October 29, 2011. In the second quarter of fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Selling and administrative expenses were also lower in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, primarily due to lower legal expenses.

Income From Settlement.  In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

     Income from Operations.  Automotive segment income from operations increased $23.3 million to $26.5 million for the three months ended October 27, 2012, compared to $3.2 million for the three months ended October 29, 2011 due to income from the litigation settlement, increased sales, the favorable commodity pricing adjustments and lower lower legal expenses, partially offset by increased design, development and engineering costs.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$33.3	$31.5	$1.8	5.7%

Cost of products sold	24.8	23.4	1.4	6.0%

Gross margins	8.5	8.1	0.4	4.9%

Selling and administrative expenses	4.4	4.4	—	—%

Income from operations	$4.1	$3.7	$0.4	10.8%

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	74.5%	74.3%
Gross margins	25.5%	25.7%
Selling and administrative expenses	13.2%	14.0%
Income from operations	12.3%	11.7%

Net Sales.  Interconnect segment net sales increased $1.8 million, or 5.7%, to $33.3 million for the three months ended October 27, 2012, from $31.5 million for the three months ended October 29, 2011.  Net sales increased in North America by $3.3 million, or 15.6%, to $24.1 million in the second quarter of fiscal 2013, compared to $20.9 million in the second quarter of fiscal 2012, primarily due to stronger sales for data solution products and white goods, partially offset by lower radio remote control sales. Net sales in Europe decreased $0.4 million, or 6.4%, to $5.9 million in the second quarter of fiscal 2013, compared to $6.3 million in the second quarter of fiscal 2012, primarily due to weaker radio remote control sales and lower sensor sales in the second quarter of fiscal 2013. Net sales in Asia decreased $1.2 million, or 26.1%, to $3.2 million in the second quarter of fiscal 2013, compared to $4.3 million in the second quarter of fiscal 2012, primarily due to weaker radio remote control sales as well as certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $1.4 million, or 6.0%, to $24.8 million for the three months ended October 27, 2012, compared to $23.4 million for the three months ended October 29, 2011.  Interconnect segment cost of products sold as a percentage of net sales increased slightly to 74.5% for the three months ended October 27, 2012, compared to 74.3% for the three months ended October 29, 2011.  The increase in cost of goods sold as a percentage of sales is primarily due to $0.3 million of costs related to launch delays for white goods products that were scheduled to launch in the second quarter of fiscal 2013, partially offset by higher sales volumes for data solution products.

Gross Margins.  Interconnect segment gross margins increased $0.4 million, or 4.9%, to $8.5 million for the three months ended October 27, 2012, compared to $8.1 million for the three months ended October 29, 2011.  Gross margins as a percentage of net sales decreased slightly to 25.5% for the three months ended October 27, 2012, from 25.7% for the three months ended October 29, 2011.  The decrease in gross margins as a percentage of sales is primarily due to costs related to launch delays for white goods products that were scheduled to launch in the second quarter of fiscal 2013, partially offset by higher sales volumes for data solution products, which have better gross margins as a percentage of sales than other product lines in the segment.

Selling and Administrative Expenses.  Selling and administrative expenses were flat at $4.4 million for both the three months ended October 27, 2012 and the three months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 13.2% for the three months ended October 27, 2012, from 14.0% for the three months ended October 29, 2011 due to higher sales volumes.

Income from Operations.  Interconnect segment income from operations increased $0.4 million, or 10.8%, to $4.1 million for the three months ended October 27, 2012, compared to $3.7 million for the three months ended October 29, 2011, primarily due to increased sales partially offset by costs related to launch delays for white good products.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$12.5	$13.7	$(1.2)	(8.8)%

Cost of products sold	11.0	11.0	—	—%

Gross margins	1.5	2.7	(1.2)	(44.4)%

Selling and administrative expenses	1.8	1.9	(0.1)	(5.3)%

Income/(loss) from operations	$(0.3)	$0.8	$(1.1)	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	88.0%	80.3%
Gross margins	12.0%	19.7%
Selling and administrative expenses	14.4%	13.9%
Income/(loss) from operations	(2.4)%	5.8%

Net Sales.  Power Products segment net sales decreased $1.2 million, or 8.8%, to $12.5 million for the three months ended October 27, 2012, compared to $13.7 million for the three months ended October 29, 2011.  Net sales decreased in North America $0.6 million, or 6.8%, to $8.4 million in the second quarter of fiscal 2013, compared to $9.0 million in the second quarter of fiscal 2012, primarily due to lower demand for our busbar and heat sink products, partially offset by higher demand for our cabling products. Net sales in Europe were flat at $0.5 million for both the second quarter of fiscal 2013 and fiscal 2012. Net sales in Asia decreased $0.6 million, or 15.2%, to $3.5 million for the second quarter of fiscal 2013, compared to $4.1 million for the second quarter of 2012, due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold were flat at $11.0 million for both the three months ended October 27, 2012 and the three months ended October 29, 2011.  The Power Products segment cost of products sold as a percentage of sales increased to 88.0% for the three months ended October 27, 2012, from 80.3% for the three months ended October 29, 2011.  The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment.

Gross Margins.  Power Products segment gross margins decreased $1.2 million, or 44.4%, to $1.5 million for the three months ended October 27, 2012, compared to $2.7 million for the three months ended October 29, 2011.  Gross margins as a percentage of net sales decreased to 12.0% for the three months ended October 27, 2012 from 19.7% for the three months ended October 29, 2011.  The decrease in gross margins as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 5.3%, to $1.8 million for the three months ended October 27, 2012, compared to $1.9 million for the three months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales increased to 14.4% for the three months ended October 27, 2012 from 13.9% for the three months ended October 29, 2011. Selling and administrative expenses decreased due to lower compensation, development and travel expenses in North America.

Income/(Loss) From Operations.  Power Products segment income/(loss) from operations decreased $1.1 million to a loss of $0.3 million for the three months ended October 27, 2012, compared to income of $0.8 million for the three months ended October 29, 2011, due to lower sales volumes, manufacturing inefficiencies, unfavorable sales mix, partially offset with lower compensation, development and travel expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$3.8	$3.2	$0.6	18.8%

Cost of products sold	2.6	2.5	0.1	4.0%

Gross margins	1.2	0.7	0.5	71.4%

Selling and administrative expenses	0.6	0.9	(0.3)	(33.3)%

Income/(loss) from operations	$0.6	$(0.2)	$0.8	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	68.4%	78.1%
Gross margins	31.6%	21.9%
Selling and administrative expenses	15.8%	28.1%
Income/(loss) from operations	15.8%	(6.3)%

Net Sales.  The Other segment net sales increased $0.6 million, or 18.8%, to $3.8 million for the three months ended October 27, 2012, compared to $3.2 million for the three months ended October 29, 2011.  Net sales from our torque-sensing business increased 42.4% in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, primarily due to penetration in the e-bike and motorcycle markets.  Net sales from our testing facilities were flat in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012.

Cost of Products Sold.  Other segment cost of products sold increased $0.1 million to $2.6 million for the three months ended October 27, 2012, compared to $2.5 million for the three months ended October 29, 2011. Cost of products sold as a percentage of sales decreased to 68.4% in the second quarter of fiscal 2013, compared to 78.1% in the second quarter of fiscal 2012. The decrease in cost of products sold as a percentage of sales is primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $0.5 million, or 71.4%, to $1.2 million for the three months ended October 27, 2012, compared to $0.7 million for the three months ended October 29, 2011.  The increase in gross margins as a percentage of sales is primarily due to decreased material purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 33.3%, to $0.6 million for the three months ended October 27, 2012, compared to $0.9 million for the three months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 15.8% for the three months ended October 27, 2012, from 28.1% for the three months ended October 29, 2011. Selling and administrative expenses decreased in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, due to lower compensation, severance and legal expenses.

Income/(Loss) From Operations  The Other segment income/(loss) from operations improved $0.8 million to income of $0.6 million for the three months ended October 27, 2012, compared to a loss of $0.2 million for the three months ended October 29, 2011.  The increase was primarily due to increased sales, lower material purchased content and increased manufacturing efficiencies from our torque-sensing business as well as lower selling and administrative expenses.

Results of Operations for the Six Months Ended October 27, 2012 as Compared to the Six Months Ended October 29, 2011

Consolidated Results

Below is a table summarizing results for the six months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$248.5	$226.7	$21.8	9.6%

Cost of products sold	204.7	185.8	18.9	10.2%

Gross margins	43.8	40.9	2.9	7.1%

Selling and administrative expenses	32.5	36.8	(4.3)	(11.7)%
Income from settlement	(20.0)	—	(20.0)	N/M
Other expense, net	0.5	0.2	0.3	150.0%
Income tax expense	3.7	2.2	1.5	68.2%
Net loss attributable to noncontrolling interest	(0.1)	(0.1)	—	—%
Net income attributable to Methode Electronics, Inc.	$27.2	$1.8	$25.4	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.4%	82.0%
Gross margins	17.6%	18.0%
Selling and administrative expenses	13.1%	16.2%
Delphi settlement	(8.0)%	—%
Other expense, net	0.2%	0.1%
Income tax expense	1.5%	1.0%
Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to Methode Electronics, Inc.	10.9%	0.8%

Net Sales.  Consolidated net sales increased $21.8 million, or 9.6%, to $248.5 million for the six months ended October 27, 2012, from $226.7 million for the six months ended October 29, 2011.  The Automotive segment net sales increased $21.0 million, or 16.1%, to $151.2 million for the first half of fiscal 2013, from $130.2 million for the first half of fiscal 2012.  The Interconnect segment net sales increased $1.1 million, or 1.7%, to $65.0 million for the first half of fiscal 2013, compared to $63.9 million for the half of fiscal 2012.  The Power Products segment net sales decreased $1.9 million, or 7.2%, to $24.6 million for the first half of fiscal 2013, compared to $26.5 million for the first half of fiscal 2012.  The Other segment net sales increased $1.6 million, or 26.2%, to $7.7 million for the first half of fiscal 2013, as compared to $6.1 million for the first half of fiscal 2012.  Translation of foreign operations net sales for the six months ended October 27, 2012 decreased reported net sales by $2.4 million or 2.0% compared to the first half of fiscal 2012, primarily due to the weakening of the euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $18.9 million, or 10.2%, to $204.7 million for the six months ended October 27, 2012, compared to $185.8 million for the six months ended October 29, 2011.  Consolidated cost of products sold as a percentage of sales was 82.4% for the first half of fiscal 2013, compared to 82.0% for the first half of fiscal 2012.  In the first half of fiscal 2013, the Automotive segment experienced costs in North America for design, development, and engineering of $3.4 million related to a new program scheduled to launch in late fiscal 2013. During the first half of fiscal 2012, our North American Automotive operations experienced additional costs for design, development and engineering of $1.9 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in late fiscal 2013. In the first half of fiscal 2013 and 2012, our North American operations incurred third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $1.3 million for both periods. The Interconnect segment cost of products sold as a percentage of net sales decreased primarily due to higher sales volumes for data solution products, which have better gross margins as a percentage of sales than other product lines in the segment, partially offset by additional development costs of $0.3 million for white goods products that were scheduled to launch in the second quarter of fiscal 2013. The Power Products segment cost of products sold as a percentage of sales decreased primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment. The Other segment cost of products sold as a percentage of sales decreased primarily related to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  Consolidated gross margins increased $2.9 million, or 7.1%, to $43.8 million for the six months ended October 27, 2012, as compared to $40.9 million for the six months ended October 29, 2011.  Gross margins as a percentage of net sales decreased to 17.6% for the six months ended October 27, 2012, compared to 18.0% for the six months ended October 29, 2011.  Gross margins as a percentage of sales decreased primarily due to increased program and product launch costs in the Automotive segment. Gross margins were also negatively impacted by increased sales of automotive product that have higher material cost due to the high percentage of purchased content. Gross margins were positively impacted in the first half of fiscal 2013 due to favorable adjustments for commodity pricing in the Automotive segment as well as sales mix in the Interconnect segment. Gross margins were negatively impacted by manufacturing inefficiencies due to lower sales volumes in the Power Products segment. Gross margins were favorably impacted in the Other segment due to increased sales and lower material costs in our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $4.3 million, or 11.7%, to $32.5 million for the six months ended October 27, 2012, compared to $36.8 million for the six months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 13.1% for the six months ended October 27, 2012 from 16.2% for the six months ended October 29, 2011. In the second quarter of fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Legal expenses decreased $1.0 million, to $2.6 million for the first half of fiscal 2013, compared to $3.6 million for the first half of fiscal 2012. Selling and administrative expenses also decreased in the first half of fiscal 2013 due to lower compensation, travel, advertising and marketing, and professional fees of $2.2 million.

Income From Settlement.  In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Other Expense, Net.  Other expense, net increased $0.3 million, to $0.5 million for the six months ended October 27, 2012, compared to $0.2 million for the six months ended October 29, 2011. Other expense, net included income of
$0.1 million for first half of fiscal 2012, related to life insurance policies in connection with an employee deferred compensation plan. The first half of fiscal 2012 also includes a gain of $0.3 million related to the acquisition of Advanced Molding and Decoration, purchased in September 2011. All other amounts for both the first half of fiscal 2013 and fiscal 2012, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased to $1.5 million, or 68.2%, to $3.7 million for the six months ended October 27, 2012, compared to $2.2 million for the six months ended October 29, 2011.  The income tax expense for the first half of fiscal 2013 relates to income taxes on foreign profits. The income tax expense for the first six months of fiscal 2012 relates to income taxes on foreign profits of $2.2 million and $0.9 million for foreign taxes on a foreign dividend. In addition, the first six months of fiscal 2012 includes a benefit of $1.1 million was recorded relating to tax credits from our Malta facility.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $25.4 million, to $27.2 million for the six months ended October 27, 2012, compared to $1.8 million for the six months ended October 29, 2011.  The increase is primarily due income from the litigation settlement, higher sales volumes, one-time reversal of various accruals related to a customer bankruptcy, lower legal, compensation, travel, advertising and marketing, and professional fees, partially offset with higher costs for design, development and engineering, manufacturing inefficiencies, costs related to launch delays and higher income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$151.2	$130.2	$21.0	16.1%

Cost of products sold	129.9	110.6	19.3	17.5%

Gross margins	21.3	19.6	1.7	8.7%

Selling and administrative expenses	12.2	14.1	(1.9)	(13.5)%
Income from settlement	(20.0)	—	(20.0)	N/M

Income from operations	$29.1	$5.5	$23.6	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	85.9%	84.9%
Gross margins	14.1%	15.1%
Selling and administrative expenses	8.1%	10.8%
Delphi settlement	(13.2)%	—%
Income from operations	19.2%	4.2%

Net Sales.  Automotive segment net sales increased $21.0 million, or 16.1%, to $151.2 million for the six months ended October 27, 2012, from $130.2 million for the six months ended October 29, 2011.  Net sales increased $24.3 million, or 92.6%, in North America, to $50.5 million in the first half of fiscal 2013, compared to $26.2 million in the first half of fiscal 2012, primarily due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $3.7 million, or 6.2%, to $64.2 million in the first half of fiscal 2013, compared to $60.5 million in the first half of fiscal 2012, primarily due to new launches for our hidden switch product lines. In the first half of fiscal 2013, the Automotive segment recorded $1.4 million of favorable commodity pricing adjustments for precious metals supplied to one customer in Europe. Net sales in Asia decreased $6.6 million, or 15.8%, to $35.2 million in the first half of fiscal 2013, compared to $41.8 million in the first half of fiscal 2012, primarily due to the planned partial transfer of some of the transmission lead-frame assembly product from our China facility to our Mexico facility. The transmission lead-frame assembly is now being manufactured at both facilities. Translation of foreign operations net sales for the six months ended

October 27, 2012 decreased reported net sales by $2.4 million, or 3.3%, compared to the first half of fiscal 2012, primarily due to the weakening of the euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $19.3 million, or 17.5%, to $129.9 million for the six months ended October 27, 2012, from $110.6 million for the six months ended October 29, 2011.  The Automotive segment cost of products sold as a percentage of sales was 85.9% in the first half of fiscal 2013, compared to 84.9% in the first half of fiscal 2012.  In the first half of fiscal 2013, the Automotive segment experienced costs for design, development, and engineering of $3.4 million at our North American facility, related to a program scheduled to launch in late fiscal 2013. During the first half of fiscal 2012, our North American operations experienced costs for design, development and engineering of $1.9 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in late fiscal 2013. In both the first half of fiscal 2013 and 2012, our North American operations experienced third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $1.3 million for both periods. The increase in costs of products sold as a percentage of sales was also affected by increased sales of products that have a higher material cost due to the high percentage of purchased content during the first half of fiscal 2013.

Gross Margins.  Automotive segment gross margins increased $1.7 million, or 8.7%, to $21.3 million for the six months ended October 27, 2012, as compared to $19.6 million for the six months ended October 29, 2011.  The Automotive segment gross margins as a percentage of net sales were 14.1% for the six months ended October 27, 2012, as compared to 15.1% for the six months ended October 29, 2011.  Gross margins were negatively impacted in the first half of fiscal 2013 due to increased sales of product that has higher material cost due to the current high percentage of purchased content. Gross margins as a percentage of sales also decreased due to increased design, development, engineering and launch costs related to new programs and new product launches. Gross margins were favorably impacted by the favorable commodity pricing adjustments in the first half of fiscal 2013.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.9 million, or 13.5%, to $12.2 million for the six months ended October 27, 2012, compared to $14.1 million for the six months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales were 8.1% for the six months ended October 27, 2012 and 10.8% for the six months ended October 29, 2011. In the second quarter of fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Selling and administrative expenses were also lower in the first half of fiscal 2013, compared to the first half of fiscal 2012, primarily due to lower legal expenses.

Income From Settlement.  In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Income from Operations.  Automotive segment income from operations increased $23.6 million to $29.1 million for the six months ended October 27, 2012, compared to $5.5 million for the six months ended October 29, 2011 due to income from the litigation settlement, increased sales, the favorable commodity pricing adjustments and lower lower legal expenses, partially offset with higher design, development and engineering expenses.

Interconnect Segment Results

Below is a table summarizing results for the six months ended:
(in millions)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$65.0	$63.9	$1.1	1.7%

Cost of products sold	47.1	46.5	0.6	1.3%

Gross margins	17.9	17.4	0.5	2.9%

Selling and administrative expenses	8.8	9.4	(0.6)	(6.4)%

Income from operations	$9.1	$8.0	$1.1	13.8%

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	72.5%	72.8%
Gross margins	27.5%	27.2%
Selling and administrative expenses	13.5%	14.7%
Income from operations	14.0%	12.5%

Net Sales.  Interconnect segment net sales increased $1.1 million, or 1.7%, to $65.0 million for the six months ended October 27, 2012, from $63.9 million for the six months ended October 29, 2011.  Net sales increased in North America by $4.9 million, or 11.9%, to $46.1 million in the first half of fiscal 2013, compared to $41.2 million in the first half of fiscal 2012, primarily due to stronger sales for data solution products and white goods, partially offset by lower radio remote control sales. Net sales in Europe decreased $1.8 million, or 13.6%, to $11.7 million in the first half of fiscal 2013, compared to $13.5 million in the first half of fiscal 2012, primarily due to weaker radio remote control sales and lower sensor sales in the first half of fiscal 2013. Net sales in Asia decreased $0.6 million, or 7.5%, to $7.4 million in the first half of fiscal 2013, compared to $8.0 million in the first half of fiscal 2012, primarily due to weaker radio remote control sales as well as certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $0.6 million, or 1.3%, to $47.1 million for the six months ended October 27, 2012, compared to $46.5 million for the six months ended October 29, 2011.  Interconnect segment cost of products sold as a percentage of net sales decreased to 72.5% for the six months ended October 27, 2012, compared to 72.8% for the six months ended October 29, 2011.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes for data solution products, which have better gross margins as a percentage of net sales than other product lines in the segment, partially offset by additional development costs of $0.3 million for white goods products that were scheduled to launch in the second quarter of fiscal 2013.

Gross Margins.  Interconnect segment gross margins increased $0.5 million, or 2.9%, to $17.9 million for the six months ended October 27, 2012, compared to $17.4 million for the six months ended October 29, 2011.  Gross margins as a percentage of net sales increased to 27.5% for the six months ended October 27, 2012, from 27.2% for the six months ended October 29, 2011.  The increase in gross margins as a percentage of sales is primarily due to higher sales volumes for data solution products, which have a higher gross margin as a percentage of net sales than other product lines in this segment, partially offset by additional development costs for white goods products that were scheduled to launch in the second quarter of fiscal 2013.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.6 million, or 6.4%, to $8.8 million for the six months ended October 27, 2012, compared to $9.4 million for the six months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 13.5% for the six months ended October 27, 2012, from 14.7% for the six months ended October 29, 2011. The decrease is primarily due to lower compensation, travel and bad debt expense in the first half of fiscal 2013, compared to the first half of fiscal 2012.

Income from Operations.  Interconnect segment income from operations increased $1.1 million, or 13.8%, to $9.1 million for the six months ended October 27, 2012, compared to $8.0 million for the six months ended October 29, 2011, primarily due to favorable sales mix and lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the six months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$24.6	$26.5	$(1.9)	(7.2)%

Cost of products sold	21.1	21.8	(0.7)	(3.2)%

Gross margins	3.5	4.7	(1.2)	(25.5)%

Selling and administrative expenses	3.5	3.6	(0.1)	(2.8)%

Income from operations	$—	$1.1	$(1.1)	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	85.8%	82.3%
Gross margins	14.2%	17.7%
Selling and administrative expenses	14.2%	13.6%
Income from operations	—%	4.2%

Net Sales.  Power Products segment net sales decreased $1.9 million, or 7.2%, to $24.6 million for the six months ended October 27, 2012, compared to $26.5 million for the six months ended October 29, 2011.  Net sales decreased in North America $1.2 million, or 6.9%, to $16.3 million in the first half of fiscal 2013, compared to $17.5 million in the first half of fiscal 2012, primarily due to lower demand for our busbar and heat sink products, partially offset by higher demand for our cabling products. Net sales in Europe decreased by $0.1 million, or 9.7%, to $0.9 million in the first half of fiscal 2013, compared to $1.0 million in the first half of fiscal 2012, due to lower demand for busbar products. Net sales in Asia decreased $0.6 million, or 7.5%, to $7.4 million for the first half of fiscal 2013, compared to $8.0 million for the first half of fiscal 2012, due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $0.7 million, or 3.2%, to $21.1 million for the six months ended October 27, 2012, compared to $21.8 million for the six months ended October 29, 2011.  The Power Products segment cost of products sold as a percentage of sales increased to 85.8% for the six months ended October 27, 2012, from 82.3% for the six months ended October 29, 2011.  The increase in cost of products sold as a percentage of sales is primarily related to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment.

Gross Margins.  Power Products segment gross margins decreased $1.2 million, or 25.5%, to $3.5 million for the six months ended October 27, 2012, compared to $4.7 million for the six months ended October 29, 2011.  Gross margins as a percentage of net sales decreased to 14.2% for the six months ended October 27, 2012 from 17.7% for the six months ended October 29, 2011. The decrease in gross margins as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 2.8%, to $3.5 million for the six months ended October 27, 2012, compared to $3.6 million for the six months ended October 29, 2011.

Selling and administrative expenses as a percentage of net sales increased to 14.2% for the six months ended October 27, 2012 from 13.6% for the six months ended October 29, 2011. Selling and administrative expenses decreased due to lower compensation, development and travel expenses in North America.

Income From Operations.  Power Products segment income from operations decreased $1.1 million, to break-even for the six months ended October 27, 2012, compared to $1.1 million for the six months ended October 29, 2011, due to lower sales volumes, manufacturing inefficiencies, unfavorable sales mix, partially offset with lower compensation, development and travel expenses.

Other Segment Results

Below is a table summarizing results for the six months ended:
(in millions)
(“N/M” equals not meaningful)

	October 27, 2012	October 29, 2011	Net Change	Net Change
Net sales	$7.7	$6.1	$1.6	26.2%

Cost of products sold	5.0	5.2	(0.2)	(3.8)%

Gross margins	2.7	0.9	1.8	200.0%

Selling and administrative expenses	1.2	2.1	(0.9)	(42.9)%

Income/(loss) from operations	$1.5	$(1.2)	$2.7	N/M

Percent of sales:	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%
Cost of products sold	64.9%	85.2%
Gross margins	35.1%	14.8%
Selling and administrative expenses	15.6%	34.4%
Income/(loss) from operations	19.5%	(19.7)%

Net Sales.  The Other segment net sales increased $1.6 million, or 26.2%, to $7.7 million for the six months ended October 27, 2012, compared to $6.1 million for the six months ended October 29, 2011.  Net sales from our torque-sensing business increased 48.9% in the first half of fiscal 2013, compared to the first half of fiscal 2012, primarily due to penetration in the e-bike and motorcycle markets.  Net sales from our testing facilities increased 3.4% in the first half of fiscal 2013, compared to the first half quarter of fiscal 2012.

Cost of Products Sold.  Other segment cost of products sold decreased $0.2 million, or 3.8%, to $5.0 million for the six months ended October 27, 2012, compared to $5.2 million for the six months ended October 29, 2011. Cost of products sold as a percentage of sales decreased to 64.9% in the first half of fiscal 2013, compared to 85.2% in the first half of fiscal 2012. The decrease in cost of products sold as a percentage of sales is primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $1.8 million, or 200.0%, to $2.7 million for the six months ended October 27, 2012, compared to $0.9 million for the six months ended October 29, 2011.  The increase in gross margins as a percentage of sales is primarily due to decreased material costs as well as increased manufacturing efficiencies from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.9 million, or 42.9%, to $1.2 million for the six months ended October 27, 2012, compared to $2.1 million for the six months ended October 29, 2011.  Selling and administrative expenses as a percentage of net sales decreased to 15.6% for the six months ended October 27, 2012, from 34.4% for the six months ended October 29, 2011. Selling and administrative expenses decreased in the first half of fiscal 2013, compared to the first half of fiscal 2012, due to lower compensation, severance and legal expenses.

Income/(Loss) From Operations  The Other segment income/(loss) from operations improved $2.7 million to income of $1.5 million for the six months ended October 27, 2012, compared to a loss of $1.2 million for the six months ended October 29, 2011.  The increase was primarily due to increased sales, lower material costs content and increased manufacturing efficiencies from our torque-sensing business as well as lower selling and administrative expenses.

Liquidity and Capital Resources

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support our operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the total cash and cash equivalents as of October 27, 2012, $55.3 million, which represents 72.6% of our total cash and cash equivalents, was held in subsidiaries outside the U.S. and is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $50.0 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation upon any future repatriation of funds.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms. The program will be manufactured in our plants in Monterrey, Mexico. This program requires a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the programs. We expect to begin production and generate sales on this program in late fiscal 2013. Therefore, we anticipate our cash balances may decline (not including the Delphi settlement mentioned above) further due to the launch of this program without a corresponding increase in sales.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions. On September 21, 2012, we entered into an amendment to the Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75.0 million to $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. Currently, the interest rate on the credit facility is 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At October 27, 2012, we were in compliance with the covenants of the agreement. During the first half of fiscal 2013, we had borrowings of $24.5 million and payments of $27.1 million, which includes interest of $0.6 million under this credit facility. As of October 27, 2012, there were outstanding balances against the credit facility of $46.0 million.  There was $54.0 million available to borrow under the credit facility as of October 27, 2012, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of October 27, 2012.

Cash Flow Operating Activities

Net cash provided by operating activities increased $21.0 million to $22.7 million for the six months ended October 27, 2012, compared to $1.7 million for the six months ended October 29, 2011.  The operating activities increase is primarily driven by the first cash payment of $10.0 million received in October 2012 related to the legal settlement. The net changes in assets and liabilities used cash of $14.9 million, primarily due to the receivable recorded related to the second $10.0 million payment related to the legal settlement, expected to be received in late January 2013. In addition, accounts receivable balances increased due to timing of sales, as well as increases in inventory due to the timing of our product launches.

Cash Flow Investing Activities

Net cash used in investing activities increased by $9.5 million, to $25.0 million for the six months ended October 27, 2012, compared to $15.5 million for the six months ended October 29, 2011.  Purchases of property, plant and equipment increased $14.5 million, to $23.6 million for the six months ended October 27, 2012, compared to $9.1 million for the six months ended October 29, 2011. The increase primarily relates to plant expansion and equipment purchases in Europe and North America for products scheduled to be launched in late fiscal 2013. In the first six months of fiscal 2013, we acquired the Hetronic Italy business for $1.4 million. In the first six months of fiscal 2012, we acquired the Advanced Molding and Decoration business for $6.4 million.

Cash Flow Financing Activities

Net cash provided by financing activities decreased $38.7 million to cash used of $7.2 million in the first six months of fiscal 2013, compared to cash provided of $31.5 million for the first six months of fiscal 2012.  During the first six months of fiscal 2013, the Company had borrowings against the credit facility of $24.5 million, compared to $36.5 million in the first six months of fiscal 2012. During the first six months of fiscal 2013, the Company had payments against the credit facility of $26.5 million. We paid dividends of $5.2 million for both the first six months of fiscal 2013 and 2012. The first six months of fiscal 2012 included $0.2 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.1 million as of October 27, 2012 and $3.4 million as of April 28, 2012.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $17.0 million at October 27, 2012 and $21.3 million at April 28, 2012.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.        Legal Proceedings.
See our Form 10-K filed on June 28, 2012 for a description of certain legal matters. Set forth below is a description of material developments during our second quarter.
In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company will receive a payment of $20.0 million, half of which was paid in October 2012 and half of which will be paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Item 6.          Exhibits

Exhibit Number	Description
10.1	First Amendment to Amended and Restated Credit Agreement, dated September 21, 2012, amoung Methode Electronics, Inc., Bank of America, N.A. and certain other lenders. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

(1)    Previously filed with Registrants Form 8-K, filed September 24, 2012.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	December 6, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Amended and Restated Credit Agreement, dated September 21, 2012, among Methode Electronics, Inc., Bank of America, N.A. and certain other lenders. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

(1)    Previously filed with Registrants Form 8-K, filed September 24, 2012.

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.