Form 10-Q
period 2013-01-26
METHODE ELECTRONICS INC
filed 2013-02-28
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 26, 2013

or

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

At February 26, 2013, registrant had 37,060,490 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 26, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	As of	As of
	January 26, 2013	April 28, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,375	$86,797
Accounts receivable, net	94,420	98,359
Inventories:
Finished products	8,849	7,001
Work in process	17,663	14,235
Materials	27,270	22,325
	53,782	43,561
Deferred income taxes	3,571	3,529
Prepaid and refundable income taxes	439	1,015
Prepaid expenses and other current assets	7,872	7,172
TOTAL CURRENT ASSETS	233,459	240,433
PROPERTY, PLANT AND EQUIPMENT	293,562	277,451
Less allowances for depreciation	200,182	200,299
	93,380	77,152
GOODWILL	17,257	16,422
INTANGIBLE ASSETS, net	17,046	16,620
PRE-PRODUCTION COSTS	12,784	16,215
OTHER ASSETS	37,158	36,806
	84,245	86,063
TOTAL ASSETS	$411,084	$403,648
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$46,472	$54,775
Other current liabilities	32,447	37,102
TOTAL CURRENT LIABILITIES	78,919	91,877
LONG-TERM DEBT	40,000	48,000
OTHER LIABILITIES	3,375	3,413
DEFERRED COMPENSATION	5,557	4,801
NON-CONTROLLING INTEREST	106	333
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,402,678 and 38,375,678 shares issued as of January 26, 2013 and April 28, 2012, respectively	19,201	19,188
Additional paid-in capital	80,111	77,652
Accumulated other comprehensive income	18,173	15,573
Treasury stock, 1,342,188 shares as of January 26, 2013 and April 28, 2012	(11,377)	(11,377)
Retained earnings	176,804	154,008
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	282,912	255,044
Noncontrolling interest	215	180
TOTAL EQUITY	283,127	255,224
TOTAL LIABILITIES AND EQUITY	$411,084	$403,648

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net sales	$122,982	$112,000	$371,478	$338,694

Cost of products sold	102,949	92,746	307,686	278,540

Gross margins	20,033	19,254	63,792	60,154

Selling and administrative expenses	15,776	16,838	48,250	53,679
Income from settlement	—	—	(20,000)	—

Income from operations	4,257	2,416	35,542	6,475

Interest (income)/expense	20	(164)	27	(160)
Other expense, net	114	615	609	767

Income before income taxes	4,123	1,965	34,906	5,868

Income tax expense	855	1,180	4,519	3,423

Net income	3,268	785	30,387	2,445

Less: Net loss attributable to noncontrolling interest	(57)	(24)	(189)	(170)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$3,325	$809	$30,576	$2,615

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.09	$0.02	$0.82	$0.07
Diluted	$0.09	$0.02	$0.81	$0.07
Cash dividends:
Common stock	$0.07	$0.07	$0.21	$0.21
Weighted average number of Common Shares outstanding:
Basic	37,413,490	37,309,890	37,406,270	37,299,029
Diluted	37,995,292	37,540,222	37,937,894	37,522,475

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
($ in thousands)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net income	$3,268	$785	$30,387	$2,445
Foreign currency translation adjustment	3,839	(5,842)	2,611	(8,147)
Comprehensive income/(loss)	7,107	(5,057)	32,998	(5,702)
Comprehensive loss attributable to non-controlling interest	(58)	(10)	(178)	(158)
Comprehensive income/(loss) attributable to Methode Electronics, Inc.	$7,165	$(5,047)	$33,176	$(5,544)

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	Nine Months Ended
	January 26, 2013	January 28, 2012
OPERATING ACTIVITIES
Net income	$30,387	$2,445
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for depreciation	11,622	10,558
Amortization of intangibles	1,278	1,367
Amortization of stock awards and stock options	2,472	3,113
Changes in operating assets and liabilities	(12,828)	(5,897)
Other	(30)	362
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,901	11,948

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30,013)	(16,608)
Acquisition of businesses	(1,434)	(6,349)
NET CASH USED IN INVESTING ACTIVITIES	(31,447)	(22,957)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	198
Cash dividends	(7,781)	(7,772)
Proceeds from borrowings	28,500	39,500
Repayment of borrowings	(36,500)	—
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(15,781)	31,926

Effect of foreign currency exchange rate changes on cash	905	(1,551)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(13,422)	19,366
Cash and cash equivalents at beginning of period	86,797	57,445
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,375	$76,811

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of January 26, 2013 and results of operations for the three and nine months ended January 26, 2013 and January 28, 2012 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 28, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 28, 2012 filed with the SEC on June 28, 2012.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be classified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments are effective for reporting periods beginning after December 15, 2012, which is our fourth quarter of fiscal 2013, which began January 27, 2013. The adoption of ASU 2013-02 is not expected to have a material impact on our financial statements.

In January 2013, the FASB issued ASC 2013-01, "Scope Clarification of Disclosures about Offsetting Assets and Liabilities", to provide additional guidance on the scope of disclosures about offsetting assets and liabilities. The additional guidance provided that only recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions would be subject to disclosure requirements. This amendment is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective application is required. This guidance concerns disclosure only and will not have an impact on the Company's consolidated results of operations and financial condition.

In September 2011, the FASB, issued ASU, 2011-08, "Intangibles - Goodwill and Other". The objective of this standard is to simplify how entities test goodwill for impairment. This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, that began on April 29, 2012. The adoption of ASU 2011-08 did not have an impact on our financial statements.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

The following tables show the roll-forward of goodwill activity in the financial statements for the three months and nine months ended January 26, 2013 and January 28, 2012.

	Three Months Ended January 26, 2013			Nine Months Ended January 26, 2013
	Interconnect	Power Products	Total	Interconnect	Power Products	Total
Beginning balance	$11,940	$5,276	$17,216	$11,146	$5,276	$16,422
Attributable to acquisitions	—	—	—	794	—	794
Foreign currency translation	41	—	41	41	—	41
Ending balance	$11,981	$5,276	$17,257	$11,981	$5,276	$17,257

	Three Months Ended January 28, 2012			Nine Months Ended January 28, 2012
	Interconnect	Power Products	Total	Interconnect	Power Products	Total
Beginning balance	$11,146	$5,276	$16,422	$11,146	$5,276	$16,422
Attributable to acquisitions	—	—	—	—	—	—
Ending balance	$11,146	$5,276	$16,422	$11,146	$5,276	$16,422

Goodwill increased in the nine months ended January 26, 2013 due to the acquisition of the Hetronic Italy business in September 2012. See note 12 for more information regarding the transaction.

The Company wrote-off fully amortized covenants not to compete of $480 in the second quarter of fiscal 2013. The following tables present details of the Company’s intangible assets:

	As of January 26, 2013
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,579	$14,033	$2,546	11.4
Trade names, patents and technology licenses	25,774	11,389	14,385	11.0
Covenants not to compete	123	8	115	4.7
Total	$42,476	$25,430	$17,046

	As of April 28, 2012
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$14,995	$13,720	$1,275	11.7
Trade names, patents and technology licenses	25,774	10,429	15,345	11.8
Covenants not to compete	480	480	—
Total	$41,249	$24,629	$16,620

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2013	$1,740
2014	1,822
2015	1,753
2016	1,543
2017	1,478

As of January 26, 2013 and April 28, 2012, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

4.             INCOME TAXES

At January 26, 2013 and April 28, 2012, we had valuation allowances against our deferred tax assets of $50,791 and $57,279, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

The Company recognized an income tax provision of $855 and $4,519 for the three and nine months ended January 26, 2013. The Company's effective tax rate was 20.7% and 12.9% for the three and nine months ended January 26, 2013. The Company recognized an income tax provision of $1,180 and $3,423 for the three and nine months ended January 28, 2012, respectively. The Company's effective tax rate was 60.0% and 58.3% for the three and nine months ended January 28, 2012, respectively. The income tax provision for the three and nine months ended January 26, 2013 is lower than the U.S. statutory rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and changes in valuation allowances. The income tax provision for the three and nine months ended January 28, 2012 is higher than the U.S. statutory rate primarily due to losses without tax benefit and changes in valuation allowances.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $64 accrued at January 26, 2013 for the payment of interest and penalties.  The total unrecognized tax benefit as of January 26, 2013 was $66. There has been no changes to the accrued amounts in the current fiscal year.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  We have certain tax return years subject to statutes of limitation, which will close within twelve months of the end of the third quarter of fiscal 2013.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions of approximately $37.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2012, 2011 and 2010.

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the nine-month periods presented:

	Nine Months Ended
	January 26, 2013	January 28, 2012
Balance at the beginning of the period	38,375,678	38,312,243
Options exercised	—	21,975
Restricted stock awards vested	27,000	28,860
Balance at the end of the period	38,402,678	38,363,078

We paid a quarterly dividend of $2,592 , $2,595 and $2,594 on July 27, 2012, October 26, 2012 and December 21, 2012, respectively.

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

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for the nine months ended January 26, 2013:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 28, 2012	240,000	$9.97
Granted	120,000	8.64
Exercised	—	—
Cancelled	—	—
Outstanding at January 26, 2013	360,000	$9.53

Options Outstanding at January 26, 2013
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	120,000	7.8
$10.70	120,000	8.6
$8.64	120,000	9.6
$9.53	360,000

Options Exercisable at January 26, 2013
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	80,000	7.8
$10.70	40,000	8.6
$9.73	120,000

The options outstanding had an intrinsic value of $192 at January 26, 2013. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 26, 2013.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") Outstanding Under the 2010 Stock Plan

The following table summarizes the RSA and RSU activity for the nine months ended January 26, 2013 for the RSA's and RSU's granted under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 28, 2012	700,000	180,000
Awarded	—	—
Vested	—	—
Forfeited and cancelled	—	—
Unvested and unissued at January 26, 2013	700,000	180,000

	Number of Shares Granted, less Forfeitures		Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year		Vesting Period		January 26, 2013	January 26, 2013
2011	600,000	5-year cliff, performance based	$9.70	$2,915	$2,915
2011	304,000	5-year, equal annual installments	9.70	558	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	522	522

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

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for the nine months ended January 26, 2013:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2012	738,000	$5.79
Granted	42,500	8.64
Exercised	—	—
Cancelled	—	—
Outstanding at January 26, 2013	780,500	$5.95

Options Outstanding at January 26, 2013
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	6.2
$6.46	260,000	6.5
$8.13	35,500	7.0
$10.55	105,000	7.6
$8.10	52,500	8.8
$8.64	42,500	9.6
$5.95	780,500

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Options Exercisable at January 26, 2013
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	6.2
$6.46	260,000	6.5
$8.13	35,500	7.0
$8.10	17,500	8.8
$4.82	598,000

The options outstanding had an intrinsic value of $3,044 at January 26, 2013.

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

Restricted Stock Awards and Restricted Stock Units Outstanding Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends, however, a bonus in lieu of dividends is paid on the vested RSU's.   The RSU’s are fully vested as of January 26, 2013.  As of January 26, 2013, no shares have been delivered pursuant to the RSUs.

At the beginning of fiscal 2013, there were no RSAs outstanding under the 2007 Stock Plan. During the first quarter of fiscal 2013, we awarded 27,000 shares to our independent directors, all of which vested immediately upon grant.

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

Options to purchase 123,260 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of January 26, 2013.  Options to purchase 128,105 shares of our common stock expired in the first quarter of fiscal 2013.

The following tables summarize the stock option activity and related information for the stock options outstanding under the 2000 and 2004 Stock Plans for the nine months ended January 26, 2013:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 28, 2012	251,365	$10.96
Exercised	—	—
Expired	(128,105)	10.50
Outstanding at January 26, 2013	123,260	$11.44

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Options Outstanding and Exercisable at January 26, 2013
		Avg.
		Remaining
Exercise Price	Shares	Life (Years)
$11.44	123,260	0.4

The options outstanding had no intrinsic value at January 26, 2013.

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010 and 2007 stock plans in the selling and administrative section of our consolidated statement of operations. There was no pre-tax compensation expense related to the 2000 and 2004 stock plans in either period presented. The table below summarizes the expense for the three months and nine months ended January 26, 2013 and January 28, 2012.

	Compensation Expense
	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
2010 Stock Plan:
RSAs	$366	$380	$1,098	$1,050
RSUs	133	240	397	695
Stock options	126	179	402	429
Total 2010 Stock Plan	$625	$799	$1,897	$2,174

2007 Stock Plan:
RSAs	$—	$—	$233	$309
Stock options	100	355	342	630
Total 2007 Stock Plan	$100	$355	$575	$939

Total Compensation Expense	$725	$1,154	$2,472	$3,113

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Numerator - net income attributable to Methode Electronics, Inc.	$3,325	$809	$30,576	$2,615
Denominator:	—	—
Denominator for basic net income per share-weighted average shares	37,413,490	37,309,890	37,406,270	37,299,029
Dilutive potential common shares	581,802	230,332	531,624	223,446
Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	37,995,292	37,540,222	37,937,894	37,522,475
Net income per share:
Basic	$0.09	$0.02	$0.82	$0.07
Diluted	$0.09	$0.02	$0.81	$0.07

For the three months ended January 26, 2013 and January 28, 2012, options to purchase 383,185 shares and 962,662 shares, respectively, have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. For the nine months ended January 26, 2013 and January 28, 2012, options to purchase 511,185 shares and 834,412 shares, respectively, have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive.

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

The Automotive segment supplies electronic and electromechanical devices and related products to automobile Original Equipment Manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.

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

The following tables present information regarding our segments. The Automotive segment's income from operations for the nine months ended January 26, 2013 includes $20,000 of income from settlement.

	Three Months Ended January 26, 2013
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$74,349	$32,218	$12,816	$4,276	$(677)	$122,982
Transfers between segments	(93)	(591)	(30)	(33)	747	—
Net sales to unaffiliated customers	$74,256	$31,627	$12,786	$4,243	$70	$122,982

Income (loss) from operations	$3,258	$3,651	$517	$1,124	$(4,293)	$4,257
Interest (income)/expense, net	(43)	(43)	30	—	76	20
Other (income)/expense, net	490	(377)	(12)	14	(1)	114
Income/(loss) before income taxes	$2,811	$4,071	$499	$1,110	$(4,368)	$4,123

	Three Months Ended January 28, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$66,420	$29,753	$13,128	$3,866	$(1,167)	$112,000
Transfers between segments	(543)	(480)	(86)	(10)	1,119	—
Net sales to unaffiliated customers	$65,877	$29,273	$13,042	$3,856	$(48)	$112,000

Income/(loss) from operations	$1,243	$4,131	$713	$541	$(4,212)	$2,416
Interest (income)/expense, net	(210)	(70)	1	—	115	(164)
Other (income)/expense, net	(414)	957	(19)	48	43	615
Income/(loss) before income taxes	$1,867	$3,244	$731	$493	$(4,370)	$1,965

	Nine Months Ended January 26, 2013
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$225,954	$98,488	$37,557	$12,022	$(2,543)	$371,478
Transfers between segments	(500)	(1,895)	(136)	(72)	2,603	—
Net sales to unaffiliated customers	$225,454	$96,593	$37,421	$11,950	$60	$371,478

Income (loss) from operations	$32,406	$12,655	$568	$2,672	$(12,759)	$35,542
Interest (income)/expense, net	(351)	(184)	69	—	493	27
Other (income)/expense, net	595	29	11	14	(40)	609
Income/(loss) before income taxes	$32,162	$12,810	$488	$2,658	$(13,212)	$34,906

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

Delphi Settlement

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company received a payment of $20,000, half of which was paid in October 2012 and half of which was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $12,784 and $16,215 as of January 26, 2013 and April 28, 2012, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Below is a table that summarizes the fair value of assets and liabilities as of January 26, 2013:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$73,375	$73,375	$—	$—
Assets related to deferred compensation plan	3,972	3,972	—	—
Total assets at fair value	$77,347	$77,347	$—	$—
Liabilities:
Liabilities related to deferred compensation plan	$3,044	$3,044	$—	$—
Total liabilities at fair value	$3,044	$3,044	$—	$—

(1)	Includes cash, money-market investments and certificates of deposit.

Below is a table that summarizes the fair value of assets and liabilities as of April 28, 2012:

	Fair Value Measurement Used
	Recorded Value	Quoted prices in active markets for identical instruments	Quoted prices in active markets for similar instruments	Other unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents (1)	$86,797	$86,797	$—	$—
Assets related to deferred compensation plan	3,965	3,965	—	—
Total assets at fair value	$90,762	$90,762	$—	$—
Liabilities:
Liabilities related to deferred compensation plan	$2,798	$2,798	$—	$—
Total liabilities at fair value	$2,798	$2,798	$—	$—

(1)	Includes cash, money-market investments and certificates of deposit.

The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximate their fair values because of the short maturity of these instruments.

11.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions. On September 21, 2012, we entered into an amendment to the Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75,000 to $100,000, with an option to increase the principal amount by up to an additional $50,000, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At January 26, 2013, the interest rate on the credit facility is 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At January 26, 2013, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2013, we had borrowings of $28,500 and payments of $37,233, which includes interest of $733 under this credit facility. As of January 26, 2013, there were outstanding balances against the credit facility of $40,000.  There was $60,000 available to borrow under the credit facility as of January 26, 2013, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of January 26, 2013.

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

Based on a preliminary third-party valuation report, management determined that the tangible net assets acquired had a fair value of $266. The fair values assigned to intangible assets acquired were $1,550 for customer relationships and $120 for non-compete agreements, resulting in $794 of goodwill. The customer relationships and non-compete agreements are being amortized over 12 and 5 years, respectively.

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

•	Downturns in the automotive industry or the bankruptcy of certain automotive customers could reduce the sales and profitability of our business.

•	We have a significant amount of new product launches scheduled in fiscal 2013 and fiscal 2014. We can not assure that the new product launches will be timely, successful or profitable.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales will decline.

•	We face risks relating to our international operations, including political and economic instability, expropriation, or the imposition of government controls.

•	We are dependent on the availability and price of materials.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

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

•
We were awarded new North American automotive business in fiscal 2011 for programs that will not begin production until the first quarter of fiscal 2014. We anticipate that it will take a significant amount of our cash and resources to launch these programs.

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

•	We cannot ensure that acquired businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

•The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of this report.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 28, 2012, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States. We are a global designer and manufacturer of electronic and electro-mechanical devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business” of our Form 10-K for the fiscal year ended April 28, 2012.

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

Delphi Settlement

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and half of which was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Amended and Restated Credit Agreement

On September 21, 2012, we entered into an amendment to our Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75.0 million to $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At January 26, 2013, the interest rate on the credit facility is 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries.

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

Results of Operations for the Three Months Ended January 26, 2013 as Compared to the Three Months Ended January 28, 2012

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$123.0	$112.0	$11.0	9.8%

Cost of products sold	102.9	92.7	10.2	11.0%

Gross margins	20.1	19.3	0.8	4.1%

Selling and administrative expenses	15.9	16.8	(0.9)	(5.4)%
Interest income, net	—	(0.1)	0.1	N/M
Other expense, net	0.1	0.6	(0.5)	(83.3)%
Income tax expense	0.9	1.2	(0.3)	(25.0)%
Net loss attributable to noncontrolling interest	(0.1)	—	(0.1)	N/M
Net income attributable to Methode Electronics, Inc.	$3.3	$0.8	$2.5	312.5%

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	83.7%	82.8%
Gross margins	16.3%	17.2%
Selling and administrative expenses	12.9%	15.0%
Interest income, net	—%	(0.1)%
Other expense, net	0.1%	0.5%
Income tax expense	0.7%	1.1%
Net loss attributable to noncontrolling interest	(0.1)%	—%
Net income attributable to Methode Electronics, Inc.	2.7%	0.7%

Net Sales.  Consolidated net sales increased $11.0 million, or 9.8%, to $123.0 million for the three months ended January 26, 2013, from $112.0 million for the three months ended January 28, 2012.  The Automotive segment net sales increased $8.4 million, or 12.7%, to $74.3 million for the third quarter of fiscal 2013, from $65.9 million for the third quarter of fiscal 2012.  The Interconnect segment net sales increased $2.3 million, or 7.8%, to $31.6 million for the third quarter of fiscal

2013, compared to $29.3 million for the third quarter of fiscal 2012.  The Power Products segment net sales decreased $0.2 million, or 1.5%, to $12.8 million for the third quarter of fiscal 2013, compared to $13.0 million for the third quarter of fiscal 2012.  The Other segment net sales increased $0.3 million, or 7.7%, to $4.2 million for the third quarter of fiscal 2013, as compared to $3.9 million for the third quarter of fiscal 2012.  Translation of foreign operations net sales for the three months ended January 26, 2013 decreased reported net sales by $0.2 million or 0.2% compared to the third quarter of fiscal 2012.

Cost of Products Sold.  Consolidated cost of products sold increased $10.2 million, or 11.0%, to $102.9 million for the three months ended January 26, 2013, compared to $92.7 million for the three months ended January 28, 2012.  Consolidated cost of products sold as a percentage of sales was 83.7% for the third quarter of fiscal 2013, compared to 82.8% for the third quarter of fiscal 2012.  In the third quarter of fiscal 2013 and fiscal 2012, the Automotive segment experienced costs in North America for design, development, and engineering of $1.8 million and $1.3 million, respectively, related to a new program scheduled to launch in this first quarter of fiscal 2014. In the third quarter of fiscal 2013 and fiscal 2012, our North American Automotive operations incurred third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $0.6 million and $1.8 million, respectively. The Interconnect segment experienced an increase in cost of products sold as a percentage of sales primarily related to manufacturing inefficiencies due to launch delays for a white goods program, which was expected to launch in the second quarter of fiscal 2013. The program is now expected to launch in the fourth quarter of fiscal 2013. Cost of products sold as a percentage of sales increased in the third quarter of fiscal 2013, due to the newly acquired Italian radio remote-control business, purchased in September 2012. The Power Products segment cost of products sold as a percentage of sales increased, primarily due to manufacturing inefficiencies due to lower sales volumes at our Asian operations as well as unfavorable sales mix within the segment. The Other segment cost of products sold as a percentage of sales decreased primarily related to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  Consolidated gross margins increased $0.8 million, or 4.1%, to $20.1 million for the three months ended January 26, 2013, as compared to $19.3 million for the three months ended January 28, 2012.  Gross margins as a percentage of net sales decreased to 16.3% for the three months ended January 26, 2013, compared to 17.2% for the three months ended January 28, 2012.  Gross margins as a percentage of sales decreased primarily due to increased program and product launch costs in the Automotive segment. Gross margins were also negatively impacted by increased sales of automotive product that have higher material cost due to the high percentage of purchased content. The Interconnect segment experienced a decrease in gross margins as a percentage of sales, primarily related to manufacturing inefficiencies as a result of launch delays for the white goods program. Gross margins as a percentage of sales were also negatively affected in the third quarter of fiscal 2013 due to the newly acquired Italian radio-remote control business and new product development in North America. Gross margins were also negatively impacted due to manufacturing inefficiencies related to lower sales volumes in the Power Products segment as well as unfavorable sales mix within the segment. Gross margins were favorably impacted in the Other segment related to increased sales and lower material costs in our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $0.9 million, or 5.4%, to $15.9 million for the three months ended January 26, 2013, compared to $16.8 million for the three months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 12.9% for the three months ended January 26, 2013 from 15.0% for the three months ended January 28, 2012. Legal expenses decreased $0.3 million, to $0.6 million for the third quarter of fiscal 2013, compared to $0.9 million for the second quarter of fiscal 2012. Selling and administrative expenses also decreased by $0.4 million due to lower stock award amortization expense.

Interest Income, Net.  Interest income, net was zero for the three months ended January 26, 2013, compared to $0.1 for the three months ended January 28, 2012.

Other Expense, Net.  Other expense, net decreased $0.5 million, to $0.1 million for the three months ended January 26, 2013, compared to $0.6 million for the three months ended January 28, 2012. All amounts for both periods relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $0.3 million, or 25.0%, to $0.9 million for the three months ended January 26, 2013, compared to $1.2 million for the three months ended January 28, 2012.  Our effective income tax rate for the third quarter of fiscal 2013 and fiscal 2012 was 20.7% and 60.0%, respectively. The income tax expense for both the third quarter of fiscal 2013 and fiscal 2012 primarily relates to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $2.5 million, to $3.3 million for the three months ended January 26, 2013, compared to $0.8 million for the three months ended January 28, 2012.  The increase is primarily due to increased net sales, lower legal and stock award amortization expense, lower currency rate fluctuation expense, lower income taxes, partially offset with increased product development expense and increased costs related to manufacturing inefficiencies.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$74.3	$65.9	$8.4	12.7%

Cost of products sold	65.0	57.7	7.3	12.7%

Gross margins	9.3	8.2	1.1	13.4%

Selling and administrative expenses	6.0	7.0	(1.0)	(14.3)%

Income from operations	$3.3	$1.2	$2.1	175.0%

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	87.5%	87.6%
Gross margins	12.5%	12.4%
Selling and administrative expenses	8.1%	10.6%
Income from operations	4.4%	1.8%

Net Sales.  Automotive segment net sales increased $8.4 million, or 12.7%, to $74.3 million for the three months ended January 26, 2013, from $65.9 million for the three months ended January 28, 2012.  Net sales increased $3.5 million, or 19.6%, in North America, to $21.4 million in the third quarter of fiscal 2013, compared to $17.9 million in the third quarter of fiscal 2012, primarily due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $6.2 million, or 22.3%, to $34.0 million in the third quarter of fiscal 2013, compared to $27.8 million in the third quarter of fiscal 2012, primarily due to new launches for our hidden switch product lines. Net sales in Asia decreased $1.3 million, or 6.4%, to $18.9 million in the third quarter of fiscal 2013, compared to $20.2 million in the third quarter of fiscal 2012, primarily due to the planned partial transfer of some of the transmission lead-frame assembly product from our China facility to our Mexico facility. The transmission lead-frame assembly is now being manufactured at both facilities. Translation of foreign operations net sales for the three months ended January 26, 2013 decreased reported net sales by $0.2 million, or 0.3%, compared to the third quarter of fiscal 2012.

Cost of Products Sold.  Automotive segment cost of products sold increased $7.3 million, or 12.7%, to $65.0 million for the three months ended January 26, 2013, from $57.7 million for the three months ended January 28, 2012.  The Automotive segment cost of products sold as a percentage of sales was 87.5% in the third quarter of fiscal 2013, compared to 87.6% in the third quarter of fiscal 2012.  In the third quarter of fiscal 2013 and fiscal 2012, the Automotive segment experienced costs for design, development, and engineering of $1.8 million and $1.3 million, respectively, at our North American facility, related to a program scheduled to launch in the first quarter of fiscal 2014. In both the third quarter of fiscal 2013 and 2012, our North American operations experienced third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $0.6 million and $1.8 million, respectively. The increase in cost of products sold as a percentage of sales was also affected by increased sales of products that have a higher material cost due to the high percentage of purchased content during the third quarter of fiscal 2013.

Gross Margins.  Automotive segment gross margins increased $1.1 million, or 13.4%, to $9.3 million for the three months ended January 26, 2013, as compared to $8.2 million for the three months ended January 28, 2012.  The Automotive segment gross margins as a percentage of net sales were 12.5% for the three months ended January 26, 2013, as compared to 12.4% for the three months ended January 28, 2012.  Gross margins were negatively impacted in the third quarter of fiscal 2013 due to increased sales of product that has higher material cost due to the high percentage of purchased content. Gross margins as a percentage of sales also decreased due to increased design, development, engineering and launch costs related to new programs and new product launches, partially offset by lower third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console program.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.0 million, or 14.3%, to $6.0 million for the three months ended January 26, 2013, compared to $7.0 million for the three months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales were 8.1% for the three months ended January 26, 2013 and 10.6% for the three months ended January 28, 2012. Selling and administrative expenses were lower in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012, primarily due to lower legal, bad debt expense, lower salary and severance expense, partially offset with higher travel expenses.

     Income from Operations.  Automotive segment income from operations increased $2.1 million to $3.3 million for the three months ended January 26, 2013, compared to $1.2 million for the three months ended January 28, 2012 due to increased sales, lower third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program, lower legal, salary, severance and bad debt expense, partially offset by increased design, development and engineering costs and increased sales of products that have a higher material cost due to the high percentage of purchased content.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$31.6	$29.3	$2.3	7.8%

Cost of products sold	23.7	21.1	2.6	12.3%

Gross margins	7.9	8.2	(0.3)	(3.7)%

Selling and administrative expenses	4.2	4.1	0.1	2.4%

Income from operations	$3.7	$4.1	$(0.4)	(9.8)%

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	75.0%	72.0%
Gross margins	25.0%	28.0%
Selling and administrative expenses	13.3%	14.0%
Income from operations	11.7%	14.0%

Net Sales.  Interconnect segment net sales increased $2.3 million, or 7.8%, to $31.6 million for the three months ended January 26, 2013, from $29.3 million for the three months ended January 28, 2012.  Net sales increased in North America by $2.7 million, or 12.9%, to $23.7 million in the third quarter of fiscal 2013, compared to $21.0 million in the third quarter of fiscal 2012, primarily due to stronger sales for data solution products and white goods. Net sales in Europe decreased $0.4 million, or 8.3%, to $4.4 million in the third quarter of fiscal 2013, compared to $4.8 million in the third quarter of fiscal 2012, primarily due to lower radio remote control sales and lower sensor sales. Net sales in Asia were flat at $3.5 million for both the third quarter of fiscal 2013 and fiscal 2012.

Cost of Products Sold.  Interconnect segment cost of products sold increased $2.6 million, or 12.3%, to $23.7 million for the three months ended January 26, 2013, compared to $21.1 million for the three months ended January 28, 2012.  Interconnect segment cost of products sold as a percentage of net sales increased to 75.0% for the three months ended January 26, 2013, compared to 72.0% for the three months ended January 28, 2012.  The increase in cost of products sold as a percentage of sales is primarily related to manufacturing inefficiencies due to launch delays for a white goods program, which was expected to launch in the second quarter of fiscal 2013. The program is now expected to launch in the fourth quarter of fiscal 2013. Cost of products sold as a percentage of sales increased in the third quarter of fiscal 2013, due to the newly acquired Italian radio remote-control business, purchased in September 2012. In addition, cost of goods sold as a percentage of sales increased in the third quarter of fiscal 2013, due to new product development in North America.

Gross Margins.  Interconnect segment gross margins increased $0.3 million, or 3.7%, to $7.9 million for the three months ended January 26, 2013, compared to $8.2 million for the three months ended January 28, 2012.  Gross margins as a percentage of net sales decreased to 25.0% for the three months ended January 26, 2013, from 28.0% for the three months ended January 28, 2012. The decrease in gross margins as a percentage of sales is primarily related to manufacturing inefficiencies due to launch delays for the white goods program. Gross margins as a percentage of sales were also negatively affected in the third quarter of fiscal 2013 due to the newly acquired Italian business and new product development in North America.

Selling and Administrative Expenses.  Selling and administrative expenses increased slightly to $4.2 million for the three months ended January 26, 2013, compared to $4.1 million for the three months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 13.3% for the three months ended January 26, 2013, from 14.0% for the three months ended January 28, 2012 due to higher sales volumes. The increase in selling and administrative expenses is primarily due to the newly acquired Italian radio remote-control business.

Income from Operations.  Interconnect segment income from operations decreased $0.4 million, or 9.8%, to $3.7 million for the three months ended January 26, 2013, compared to $4.1 million for the three months ended January 28, 2012, primarily due to manufacturing inefficiencies due to launch delays, increased cost for the newly acquired business, partially offset with increased net sales.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$12.8	$13.0	$(0.2)	(1.5)%

Cost of products sold	10.7	10.8	(0.1)	(0.9)%

Gross margins	2.1	2.2	(0.1)	(4.5)%

Selling and administrative expenses	1.6	1.5	0.1	6.7%

Income from operations	$0.5	$0.7	$(0.2)	(28.6)%

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	83.6%	83.1%
Gross margins	16.4%	16.9%
Selling and administrative expenses	12.5%	11.5%
Income from operations	3.9%	5.4%

Net Sales.  Power Products segment net sales decreased $0.2 million, or 1.5%, to $12.8 million for the three months ended January 26, 2013, compared to $13.0 million for the three months ended January 28, 2012.  Net sales in North America were flat at $8.5 for both the third quarter of fiscal 2013 and fiscal 2012. Net sales increased for busbar and cabling products, offset by lower heat sink products. Net sales in Europe were flat at $0.6 million for both the third quarter of fiscal 2013 and fiscal 2012. Net sales in Asia decreased $0.2 million, or 5.1%, to $3.7 million for the third quarter of fiscal 2013, compared to $3.9 million for the third quarter of 2012, due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $0.1 million, or 0.9%, to $10.7 million for the three months ended January 26, 2013, compared to $10.8 million for the three months ended January 28, 2012.  The Power Products segment cost of products sold as a percentage of sales increased to 83.6% for the three months ended January 26, 2013, from 83.1% for the three months ended January 28, 2012.  The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes at our Asian operations as well as unfavorable sales mix within the segment.

Gross Margins.  Power Products segment gross margins decreased $0.1 million, or 4.5%, to $2.1 million for the three months ended January 26, 2013, compared to $2.2 million for the three months ended January 28, 2012.  Gross margins as a percentage of net sales decreased to 16.4% for the three months ended January 26, 2013 from 16.9% for the three months ended January 28, 2012.  The decrease in gross margins as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes at our Asian operations as well as unfavorable sales mix within the segment.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 6.7%, to $1.6 million for the three months ended January 26, 2013, compared to $1.5 million for the three months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales increased to 12.5% for the three months ended January 26, 2013 from 11.5% for the three months ended January 28, 2012. Selling and administrative expenses increased slightly due to higher compensation expense in our European operation.

Income From Operations.  Power Products segment income from operations decreased $0.2 million to $0.5 million for the three months ended January 26, 2013, compared to $0.7 million for the three months ended January 28, 2012, due to lower sales volumes, manufacturing inefficiencies, unfavorable sales mix and higher selling and administrative expenses in our European operation.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$4.2	$3.9	$0.3	7.7%

Cost of products sold	2.6	2.7	(0.1)	(3.7)%

Gross margins	1.6	1.2	0.4	33.3%

Selling and administrative expenses	0.5	0.7	(0.2)	(28.6)%

Income from operations	$1.1	$0.5	$0.6	120.0%

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	61.9%	69.2%
Gross margins	38.1%	30.8%
Selling and administrative expenses	11.9%	17.9%
Income from operations	26.2%	12.8%

Net Sales.  The Other segment net sales increased $0.3 million, or 7.7%, to $4.2 million for the three months ended January 26, 2013, compared to $3.9 million for the three months ended January 28, 2012.  Net sales from our torque-sensing business increased 28.3% in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012, primarily due to penetration in the e-bike and motorcycle markets.  Net sales from our testing facilities decreased 14.3% due to lower counterfeit testing, reduced military testing and reduced environmental testing in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012.

Cost of Products Sold.  Other segment cost of products sold decreased $0.1 million, or 3.7%, to $2.6 million for the three months ended January 26, 2013, compared to $2.7 million for the three months ended January 28, 2012. Cost of products sold as a percentage of net sales decreased to 61.9% in the third quarter of fiscal 2013, compared to 69.2% in the third quarter of fiscal 2012. The decrease in cost of products sold as a percentage of sales is primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $0.4 million, or 33.3%, to $1.6 million for the three months ended January 26, 2013, compared to $1.2 million for the three months ended January 28, 2012.  The increase in gross margins as a percentage of net sales is primarily due to decreased material purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 28.6%, to $0.5 million for the three months ended January 26, 2013, compared to $0.7 million for the three months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 11.9% for the three months ended January 26, 2013, from 17.9% for the three months ended January 28, 2012. Selling and administrative expenses decreased in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012, primarily due to lower legal expenses.

Income From Operations  The Other segment income from operations improved $0.6 million, or 120.0%, to $1.1 million for the three months ended January 26, 2013, compared to $0.5 million for the three months ended January 28, 2012.  The increase was primarily due to increased net sales, lower material purchased content and increased manufacturing efficiencies from our torque-sensing business as well as lower legal expenses.

Results of Operations for the Nine Months Ended January 26, 2013 as Compared to the Nine Months Ended January 28, 2012

Consolidated Results

Below is a table summarizing results for the nine months ended:
(in millions)
(“N/M” equals not meaningful)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$371.5	$338.7	$32.8	9.7%

Cost of products sold	307.7	278.6	29.1	10.4%

Gross margins	63.8	60.1	3.7	6.2%

Selling and administrative expenses	48.3	53.7	(5.4)	(10.1)%
Income from settlement	(20.0)	—	(20.0)	N/M
Interest income, net	—	(0.2)	0.2	N/M
Other expense, net	0.6	0.8	(0.2)	(25.0)%
Income tax expense	4.5	3.4	1.1	32.4%
Net loss attributable to noncontrolling interest	(0.2)	(0.2)	—	—%
Net income attributable to Methode Electronics, Inc.	$30.6	$2.6	$28.0	N/M

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	82.8%	82.3%
Gross margins	17.2%	17.7%
Selling and administrative expenses	13.0%	15.9%
Income from settlement	(5.4)%	—%
Interest income, net	—%	(0.1)%
Other expense, net	0.2%	0.2%
Income tax expense	1.2%	1.0%
Net loss attributable to noncontrolling interest	(0.1)%	(0.1)%
Net income attributable to Methode Electronics, Inc.	8.2%	0.8%

Net Sales.  Consolidated net sales increased $32.8 million, or 9.7%, to $371.5 million for the nine months ended January 26, 2013, from $338.7 million for the nine months ended January 28, 2012.  The Automotive segment net sales increased $29.4 million, or 15.0%, to $225.5 million for the first nine months of fiscal 2013, from $196.1 million for the first nine months of fiscal 2012.  The Interconnect segment net sales increased $3.4 million, or 3.6%, to $96.6 million for the first nine months of fiscal 2013, compared to $93.2 million for the first nine months of fiscal 2012.  The Power Products segment net sales decreased $2.2 million, or 5.6%, to $37.4 million for the first nine months of fiscal 2013, compared to $39.6 million for the first nine months of fiscal 2012.  The Other segment net sales increased $2.0 million, or 20.0%, to $12.0 million for the first nine months of fiscal 2013, as compared to $10.0 million for the first nine months of fiscal 2012.  Translation of foreign operations net sales for the nine months ended January 26, 2013 decreased reported net sales by $4.6 million or 1.2% compared to the nine months ended January 28, 2012, primarily due to the weakening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $29.1 million, or 10.4%, to $307.7 million for the nine months ended January 26, 2013, compared to $278.6 million for the nine months ended January 28, 2012.  Consolidated cost of products sold as a percentage of sales was 82.8% for the first nine months of fiscal 2013, compared to 82.3% for the first nine months of fiscal 2012.  In the first nine months of fiscal 2013, the Automotive segment experienced costs in North America for design, development, and engineering of $5.2 million related to a new program scheduled to launch in the first quarter of fiscal 2014. During the first nine months of fiscal 2012, our North American Automotive operations experienced additional costs for design, development and engineering of $2.9 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in the first quarter of fiscal 2013. In the first nine months of fiscal 2013 and fiscal 2012, our North American operations incurred third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $1.3 million and $3.1 million, respectively. The Interconnect segment experienced an increase in cost of products sold as a percentage of sales, primarily related to manufacturing inefficiencies as a result of launch delays for a white goods program, which was expected to launch in the second quarter of fiscal 2013. The program is now expected to launch in the fourth quarter of fiscal 2013. Cost of products sold as a percentage of sales increased in the first nine months of fiscal 2013, due to the newly acquired Italian radio remote-control business, purchased in September 2012. The Power Products segment cost of products sold as a percentage of net sales increased, primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment. The Other segment cost of products sold as a percentage of sales decreased primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  Consolidated gross margins increased $3.7 million, or 6.2%, to $63.8 million for the nine months ended January 26, 2013, as compared to $60.1 million for the nine months ended January 28, 2012.  Gross margins as a percentage of net sales decreased to 17.2% for the nine months ended January 26, 2013, compared to 17.7% for the nine months ended January 28, 2012.  Gross margins as a percentage of sales decreased primarily due to increased program and product launch costs in the Automotive segment. Gross margins were also negatively impacted by increased sales of automotive product that have higher material cost due to the high percentage of purchased content. Gross margins were positively impacted in the first nine months of fiscal 2013 due to favorable adjustments for commodity pricing in the Automotive segment as well as lower third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program. Gross margins were negatively impacted by manufacturing inefficiencies due to launch delays in the Interconnect segment as well as lower sales volumes in the Power Products segment. Gross margins were favorably impacted in the Other segment due to increased net sales and lower material costs in our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $5.4 million, or 10.1%, to $48.3 million for the nine months ended January 26, 2013, compared to $53.7 million for the nine months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 13.0% for the nine months ended January 26, 2013 from 15.9% for the nine months ended January 28, 2012. In the second quarter of fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Legal expenses decreased $1.3 million, to $3.2 million for the first nine months of fiscal 2013, compared to $4.5 million for the first nine months of fiscal 2012. Selling and administrative expenses also decreased in the first nine months of fiscal 2013 due to lower compensation, stock award amortization, travel, advertising and marketing, and professional fees of $3.0 million.

Income From Settlement.  In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and half of which was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Other Expense, Net.  Other expense, net increased $0.2 million, to $0.6 million for the nine months ended January 26, 2013, compared to $0.8 million for the nine months ended January 28, 2012. Other expense, net included income of
$0.1 million for first nine months of fiscal 2012, related to life insurance policies in connection with an employee deferred compensation plan. The first nine months of fiscal 2012 also includes a gain of $0.3 million related to the acquisition of Advanced Molding and Decoration, purchased in September 2011. All other amounts for both the first nine months of fiscal 2013 and fiscal 2012, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased to $1.1 million, or 32.4%, to $4.5 million for the nine months ended January 26, 2013, compared to $3.4 million for the nine months ended January 28, 2012.  Our effective income tax rate for both the first nine months of fiscal 2013 and fiscal 2012 was 12.9% and 58.3%, respectively. The income tax expense for the first nine months of fiscal 2013 primarily relates to income taxes on foreign profits. The income tax expense for the first nine months of fiscal 2012 relates to income taxes on foreign profits of $3.3 million and $0.9 million for foreign taxes on a foreign dividend. In addition, the first nine months of fiscal 2012 includes a benefit of $1.1 million relating to tax credits from our Malta facility.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $28.0 million, to $30.6 million for the nine months ended January 26, 2013, compared to $2.6 million for the nine months ended January 28, 2012.  The increase is primarily due to income from the litigation settlement, higher sales volumes, one-time reversal of various accruals related to a customer bankruptcy, lower legal, compensation, travel, advertising and marketing expenses, and professional fees, lower third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program, partially offset with higher costs for design, development and engineering, manufacturing inefficiencies, costs related to launch delays and higher income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)
(“N/M” equals not meaningful)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$225.5	$196.1	$29.4	15.0%

Cost of products sold	194.8	168.3	26.5	15.7%

Gross margins	30.7	27.8	2.9	10.4%

Selling and administrative expenses	18.3	21.1	(2.8)	(13.3)%
Income from settlement	(20.0)	—	(20.0)	N/M

Income from operations	$32.4	$6.7	$25.7	N/M

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	86.4%	85.8%
Gross margins	13.6%	14.2%
Selling and administrative expenses	8.1%	10.8%
Income from settlement	(8.9)%	—%
Income from operations	14.4%	3.4%

Net Sales.  Automotive segment net sales increased $29.4 million, or 15.0%, to $225.5 million for the nine months ended January 26, 2013, from $196.1 million for the nine months ended January 28, 2012.  Net sales increased $27.8 million, or 63.0%, in North America, to $71.9 million in the first nine months of fiscal 2013, compared to $44.1 million in the first nine months of fiscal 2012, primarily due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $9.5 million, or 10.6%, to $99.4 million in the first nine months of fiscal 2013, compared to $89.9 million in the first nine months of fiscal 2012, primarily due to new launches for our hidden switch product lines. In the first nine months of fiscal 2013, the Automotive segment recorded $1.4 million of favorable commodity pricing adjustments for precious metals supplied to one customer in Europe. Net sales in Asia decreased $7.9 million, or 12.7%, to $54.2 million in the first nine months of fiscal 2013, compared to $62.1 million in the first nine months of fiscal 2012, primarily due to the planned partial transfer of some of the transmission lead-frame assembly product from our China facility to our Mexico facility. The transmission lead-frame assembly is now being manufactured at both facilities. Translation of foreign operations net sales for the nine months ended January 26, 2013 decreased reported net sales by $4.6 million, or 2.0%, compared to the first nine months of fiscal 2012, primarily due to the weakening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $26.5 million, or 15.7%, to $194.8 million for the nine months ended January 26, 2013, from $168.3 million for the nine months ended January 28, 2012.  The Automotive segment cost of products sold as a percentage of sales was 86.4% in the first nine months of fiscal 2013, compared to 85.8% in the first nine months of fiscal 2012.  In the first nine months of fiscal 2013, the Automotive segment experienced costs for design, development, and engineering of $5.2 million at our North American facility, related to a program scheduled to launch in the first quarter of fiscal 2014. During the first nine months of fiscal 2012, our North American operations experienced costs for design, development and engineering of $2.9 million for a program that launched in the third quarter of fiscal 2012, as well as the program scheduled to launch in the first quarter of fiscal 2014. In both the first nine months of fiscal 2013 and fiscal 2012, our North American operations experienced third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $1.3 million and $3.1 million, respectively. The increase in costs of products sold as a percentage of sales was also affected by increased sales of products that have a higher material cost due to the high percentage of purchased content during the first nine months of fiscal 2013.

Gross Margins.  Automotive segment gross margins increased $2.9 million, or 10.4%, to $30.7 million for the nine months ended January 26, 2013, as compared to $27.8 million for the nine months ended January 28, 2012.  The Automotive segment gross margins as a percentage of net sales were 13.6% for the nine months ended January 26, 2013, as compared to 14.2% for the nine months ended January 28, 2012.  Gross margins were negatively impacted in the first nine months of fiscal 2013 due to increased sales of product that has higher material cost due to the current high percentage of purchased content. Gross margins as a percentage of sales also decreased due to increased design, development, engineering and launch costs related to new programs and new product launches. Gross margins were favorably impacted by the favorable commodity pricing adjustments in the first nine months of fiscal 2013 as well as lower costs for third-party inspection, premium freight and over-time expenses related to the Ford Center Console program.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.8 million, or 13.3%, to $18.3 million for the nine months ended January 26, 2013, compared to $21.1 million for the nine months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales were 8.1% for the nine months ended January 26, 2013 and 10.8% for the nine months ended January 28, 2012. In the second quarter of fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Legal fees decreased $1.0 million, to $1.8 million for the first nine months of fiscal 2013, compared to $2.8 million for the first nine months of fiscal 2012. In addition, Selling and administrative expenses were also lower by $0.6 million due to lower headcount from European operations in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012.

Income From Settlement.  In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and half of which was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Income from Operations.  Automotive segment income from operations increased $25.7 million to $32.4 million for the nine months ended January 26, 2013, compared to $6.7 million for the nine months ended January 28, 2012 due to income from the litigation settlement, increased sales, the favorable commodity pricing adjustments, lower legal and other selling and administrative expenses and lower costs for third-party inspection, premium freight and over-time expenses related to the Ford Center Console program, partially offset with higher design, development and engineering expenses.

Interconnect Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$96.6	$93.2	$3.4	3.6%

Cost of products sold	70.9	67.7	3.2	4.7%

Gross margins	25.7	25.5	0.2	0.8%

Selling and administrative expenses	13.0	13.4	(0.4)	(3.0)%

Income from operations	$12.7	$12.1	$0.6	5.0%

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	73.4%	72.6%
Gross margins	26.6%	27.4%
Selling and administrative expenses	13.5%	14.4%
Income from operations	13.1%	13.0%

Net Sales.  Interconnect segment net sales increased $3.4 million, or 3.6%, to $96.6 million for the nine months ended January 26, 2013, from $93.2 million for the nine months ended January 28, 2012.  Net sales increased in North America by $7.6 million, or 12.2%, to $69.8 million in the first nine months of fiscal 2013, compared to $62.2 million in the first nine months of fiscal 2012, primarily due to stronger sales for data solution products and white goods. Net sales in Europe decreased $2.2 million, or 12.0%, to $16.1 million in the first nine months of fiscal 2013, compared to $18.3 million in the first nine months of fiscal 2012, primarily due to weaker radio remote control sales and lower sensor sales. Net sales in Asia decreased $2.0 million, or 15.7%, to $10.7 million in the first nine months of fiscal 2013, compared to $12.7 million in the first nine months of fiscal 2012, primarily due to weaker radio remote control sales as well as certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $3.2 million, or 4.7%, to $70.9 million for the nine months ended January 26, 2013, compared to $67.7 million for the nine months ended January 28, 2012.  Interconnect segment cost of products sold as a percentage of net sales increased to 73.4% for the nine months ended January 26, 2013, compared to 72.6% for the nine months ended January 28, 2012.  The increase in cost of products sold as a percentage of net sales is primarily related to manufacturing inefficiencies due to launch delays for the white goods program, which was expected to launch in the second quarter of fiscal 2013. The program is now expected to launch in the fourth quarter of fiscal 2013.

Gross Margins.  Interconnect segment gross margins increased $0.2 million, or 0.8%, to $25.7 million for the nine months ended January 26, 2013, compared to $25.5 million for the nine months ended January 28, 2012.  Gross margins as a percentage of net sales decreased to 26.6% for the nine months ended January 26, 2013, from 27.4% for the nine months ended January 28, 2012. The decrease in gross margins as a percentage of sales is primarily related to manufacturing inefficiencies due to launch delays for the white goods program, which was expected to launch in the second quarter of fiscal 2013.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.4 million, or 3.0%, to $13.0 million for the nine months ended January 26, 2013, compared to $13.4 million for the nine months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 13.5% for the nine months ended January 26, 2013, from 14.4% for the nine months ended January 28, 2012. The decrease is primarily due to lower headcount and travel expense in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012.

Income from Operations.  Interconnect segment income from operations increased $0.6 million, or 5.0%, to $12.7 million for the nine months ended January 26, 2013, compared to $12.1 million for the nine months ended January 28, 2012, primarily due to increased net sales, lower headcount and travel expenses, partially offset with increased costs for manufacturing inefficiencies due to launch delays.

Power Products Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$37.4	$39.6	$(2.2)	(5.6)%

Cost of products sold	31.8	32.6	(0.8)	(2.5)%

Gross margins	5.6	7.0	(1.4)	(20.0)%

Selling and administrative expenses	5.0	5.2	(0.2)	(3.8)%

Income from operations	$0.6	$1.8	$(1.2)	(66.7)%

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	85.0%	82.3%
Gross margins	15.0%	17.7%
Selling and administrative expenses	13.4%	13.1%
Income from operations	1.6%	4.5%

Net Sales.  Power Products segment net sales decreased $2.2 million, or 5.6%, to $37.4 million for the nine months ended January 26, 2013, compared to $39.6 million for the nine months ended January 28, 2012.  Net sales decreased in North America $1.2 million, or 4.6%, to $24.9 million in the first nine months of fiscal 2013, compared to $26.1 million in the first nine months of fiscal 2012, primarily due to lower demand for our busbar and heat sink products, partially offset by higher demand for our cabling products. Net sales in Europe were flat at $1.6 million for both the first nine months of fiscal 2013 and fiscal 2012. Net sales in Asia decreased $1.0 million, or 8.4%, to $10.9 million for the first nine months of fiscal 2013, compared to $11.9 million for the first nine months of fiscal 2012, due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $0.8 million, or 2.5%, to $31.8 million for the nine months ended January 26, 2013, compared to $32.6 million for the nine months ended January 28, 2012.  The Power Products segment cost of products sold as a percentage of sales increased to 85.0% for the nine months ended January 26, 2013, from 82.3% for the nine months ended January 28, 2012.  The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment.

Gross Margins.  Power Products segment gross margins decreased $1.4 million, or 20.0%, to $5.6 million for the nine months ended January 26, 2013, compared to $7.0 million for the nine months ended January 28, 2012.  Gross margins as a percentage of net sales decreased to 15.0% for the nine months ended January 26, 2013 from 17.7% for the nine months ended January 28, 2012. The decrease in gross margins as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes at our North American and Asian operations as well as unfavorable sales mix within the segment.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 3.8%, to $5.0 million for the nine months ended January 26, 2013, compared to $5.2 million for the nine months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales increased to 13.4% for the nine months ended January 26, 2013 from 13.1% for the nine months ended January 28, 2012. Selling and administrative expenses decreased primarily due to lower compensation expense in our North American operation.

Income From Operations.  Power Products segment income from operations decreased $1.2 million, or 66.7%, to $0.6 million for the nine months ended January 26, 2013, compared to $1.8 million for the nine months ended January 28, 2012, due lower net sales, manufacturing inefficiencies, unfavorable sales mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the nine months ended:
(in millions)
(“N/M” equals not meaningful)

	January 26, 2013	January 28, 2012	Net Change	Net Change
Net sales	$12.0	$10.0	$2.0	20.0%

Cost of products sold	7.5	7.8	(0.3)	(3.8)%

Gross margins	4.5	2.2	2.3	104.5%

Selling and administrative expenses	1.8	2.9	(1.1)	(37.9)%

Income/(loss) from operations	$2.7	$(0.7)	$3.4	N/M

Percent of sales:	January 26, 2013	January 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	62.5%	78.0%
Gross margins	37.5%	22.0%
Selling and administrative expenses	15.0%	29.0%
Income/(loss) from operations	22.5%	(7.0)%

Net Sales.  The Other segment net sales increased $2.0 million, or 20.0%, to $12.0 million for the nine months ended January 26, 2013, compared to $10.0 million for the nine months ended January 28, 2012.  Net sales from our torque-sensing business increased 40.2% in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012, primarily due to penetration in the e-bike and motorcycle markets.  Net sales from our testing facilities decreased 2.8% in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012.

Cost of Products Sold.  Other segment cost of products sold decreased $0.3 million, or 3.8%, to $7.5 million for the nine months ended January 26, 2013, compared to $7.8 million for the nine months ended January 28, 2012. Cost of products sold as a percentage of net sales decreased to 62.5% in the first nine months of fiscal 2013, compared to 78.0% in the first nine months of fiscal 2012. The decrease in cost of products sold as a percentage of net sales is primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $2.3 million, or 104.5%, to $4.5 million for the nine months ended January 26, 2013, compared to $2.2 million for the nine months ended January 28, 2012.  Gross margins as a percentage of net sales increased to 37.5% for the nine months ended January 26, 2013 from 22.0% for the nine months ended January 28, 2012. The increase in gross margins as a percentage of sales is primarily due to decreased material costs as well as increased manufacturing efficiencies from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.1 million, or 37.9%, to $1.8 million for the nine months ended January 26, 2013, compared to $2.9 million for the nine months ended January 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 15.0% for the nine months ended January 26, 2013, from 29.0% for the nine months ended January 28, 2012. Selling and administrative expenses decreased in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012, due to lower compensation, severance and legal expenses.

Income/(Loss) From Operations  The Other segment income/(loss) from operations improved $3.4 million to income of $2.7 million for the nine months ended January 26, 2013, compared to a loss of $0.7 million for the nine months ended January 28, 2012.  The increase was primarily due to increased sales, lower material costs content and increased manufacturing efficiencies from our torque-sensing business as well as lower selling and administrative expenses.

Liquidity and Capital Resources

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and half of which was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support our operations. However, due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the total cash and cash equivalents as of January 26, 2013, $58.8 million, which represents 80.1% of our total cash and cash equivalents, was held in subsidiaries outside the U.S. and is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $50.8 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation upon any future repatriation of funds, as well as future domestic income.

During fiscal 2011, we were awarded a next generation center stack program for multiple GM vehicle platforms. The program will be manufactured in our plants in Monterrey, Mexico. This program requires a significant amount of cash for the purchase of equipment, tooling and initial inventory as well as additional staffing for the development and launching of the programs. We expect to begin production and generate sales on this program in the first quarter of fiscal 2014. Therefore, we anticipate our cash balances may decline (not including the settlement mentioned above) further due to the launch of this program without a corresponding increase in sales.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions. On September 21, 2012, we entered into an amendment to the Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75.0 million to $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. Currently, the interest rate on the credit facility is 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At January 26, 2013, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2013, we had borrowings of $28.5 million and payments of $37.2 million, which includes interest of $0.7 million under this credit facility. As of January 26, 2013, there were outstanding balances against the credit facility of $40.0 million.  There was $60.0 million available to borrow under the credit facility as of January 26, 2013, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of January 26, 2013.

Cash Flow Operating Activities

Net cash provided by operating activities increased $21.0 million to $32.9 million for the nine months ended January 26, 2013, compared to $11.9 million for the nine months ended January 28, 2012.  The operating activities increase is primarily driven by the $20.0 million received related to the legal settlement. In addition, accounts receivable balances increased due to timing of sales, as well as increases in inventory due to the timing of our product launches.

Cash Flow Investing Activities

Net cash used in investing activities increased by $8.4 million, to $31.4 million for the nine months ended January 26, 2013, compared to $23.0 million for the nine months ended January 28, 2012.  Purchases of property, plant and equipment increased $13.4 million, to $30.0 million for the nine months ended January 26, 2013, compared to $16.6 million for the nine months ended January 28, 2012. The increase primarily relates to plant expansion and equipment purchases in Europe and North America for products scheduled to be launched in the first quarter of fiscal 2014. In the first nine months of fiscal 2013, we acquired the Hetronic Italy business for $1.4 million. See note 12 for more information regarding the transaction. In the first nine months of fiscal 2012, we acquired the Advanced Molding and Decoration business for $6.4 million.

Cash Flow Financing Activities

Net cash provided by financing activities decreased $47.7 million to cash used of $15.8 million in the first nine months of fiscal 2013, compared to cash provided of $31.9 million for the first nine months of fiscal 2012.  During the first nine months of fiscal 2013, the Company had net payments against the credit facility of $8.0 million, compared to net borrowings of $39.5 million in the first nine months of fiscal 2012. We paid dividends of $7.8 million for both the first nine months of fiscal 2013 and fiscal 2012. The first nine months of fiscal 2012 included $0.2 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.6 million as of January 26, 2013 and $3.4 million as of April 28, 2012.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $17.8 million at January 26, 2013 and $21.3 million at April 28, 2012.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	February 28, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.