Form 10-K
period 2013-04-27
METHODE ELECTRONICS INC
filed 2013-06-20
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 27, 2012, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange was $354.7 million.
Registrant had 37,117,890 shares of common stock, $0.50 par value, outstanding as of June 18, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held September 12, 2013 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K
April 27, 2013

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

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile original equipment manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.

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

Financial results by segment are summarized in Note 12 to our consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Automotive	59.7%	58.0%	52.8%
Interconnect	27.0%	27.7%	32.4%
Power Products	10.1%	11.3%	11.8%
Other	3.2%	3.0%	3.0%

Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 12 to our consolidated financial statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers as well as selling partners and distributors.

Sources and Availability of Materials.  The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, light-emitting diode ("LED") displays, plastic molding materials, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We did not experience any significant price increases in fiscal 2013. We experienced price increases on some resins as well as silver in fiscal 2012. In fiscal 2011, we experienced some shortages for specific electrical components.  Additionally in fiscal 2011, we experienced significant price increases for copper, precious metals and petroleum-based raw materials.

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

Material Customers.  During the fiscal year ended April 27, 2013, shipments to Ford Motor Company (“Ford”) and General Motors Corporation (“GM”), or their tiered suppliers, represented 19.9% and 16.7%, respectively, of consolidated net sales.  Such shipments included a wide variety of our automotive component products.

Backlog. Our backlog of orders was approximately $154.6 million at April 27, 2013, and $87.9 million at April 28, 2012.  We expect that most of the backlog at April 27, 2013 will be shipped within fiscal 2014.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Senior management of our Company participates directly in the program.  Expenditures for such activities amounted to $23.7 million, $20.4 million and $19.5 million for fiscal 2013, 2012 and 2011, respectively.

Environmental Matters.  Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position.  Currently, we do not have any environmental related lawsuits or material administrative proceedings pending against us.  Further information as to environmental matters affecting us is presented in Note 8 to our consolidated financial statements.

Employees.  At April 27, 2013 and April 28, 2012, we had 3,960 and 3,143 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of April 27, 2013, our employees from our Malta and Mexico facilities, which account for approximately 68% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

Segment Information and Foreign Sales.  Information about our operations by segment and in different geographic regions is summarized in Note 12 to our consolidated financial statements.

Available Information.  We are subject to the informational requirements of the Securities Exchange Act of 1934 ("Exchange Act") and file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site(www.sec.gov) that contains periodic reports, proxy and information statements and other information regarding Methode.

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

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of September 26, 2012.

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

Our business is highly dependent on two large automotive customers.  If we were to lose either of these customers or experienced a significant decline in the volume or price of products purchased by these customers, or if either of the customers declare bankruptcy, our future results could be adversely affected.

During the year ended April 27, 2013, shipments to Ford and GM, or their tiered suppliers, represented 19.9% and 16.7%, respectively, of our consolidated net sales.  The contracts we have entered into with these customers provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a Ford or GM contract for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances and the consumer and industrial equipment markets.  Factors negatively affecting these industries also negatively affect our business, financial condition and operating results. Any adverse occurrence, including additional industry slowdown, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.

We face risks relating to our international operations, particularly in Europe.

Recently, there has been global concern over the overall macroeconomic environment in Europe, the currency exchange rate fluctuations between the euro and the U.S. dollar, the banking system in the European Economic Community, the ability of European consumers to access credit to finance automobile purchases and the ability of the European Central Bank to provide enough liquidity and backing to countries experiencing sovereign debt issues, such as Greece, Italy and Spain. Any or all of these factors could negatively impact our European operations.

In addition, because approximately 50% of our sales come from our international operations, our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may adversely affect us, including: fluctuations in exchange rates; political and economic instability; expropriation, or the imposition of government controls; changes in government regulations; export license requirements; trade restrictions; earnings expatriation restrictions; exposure to different legal standards; less favorable intellectual property laws; health conditions and standards; currency controls; increases in duties and taxes; high levels of inflation or deflation; greater difficulty in collecting our accounts receivable and longer payment cycles; changes in labor conditions and difficulties in staffing and managing our international operations; limitations on insurance coverage against geopolitical risks, natural disasters and business operations; and  communication among and management of international operations. In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.

Our inability to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality. Additionally, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.

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

Our technology-based business and the markets in which we operate are highly competitive.  If we are unable to compete effectively, our sales could decline.

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

We require substantial amounts of materials, including petroleum-based products, glass, copper and precious metals, application-specific integrated circuits and light-emitting diode ("LED") displays, and all materials we require are purchased from third party sources. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the availability of, or price for, these materials could materially adversely affect our results of operations and financial condition.  We did not experience any significant price increases for copper, precious metals and petroleum-based raw materials in fiscal 2013. We experienced price increases on some resins as well as silver in fiscal 2012. We experienced significant price increases in fiscal 2011 for copper, precious metals and petroleum-based raw materials and shortages for certain electrical components.

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

Currently, approximately 60% of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates and consumer spending patterns.  Any significant reduction in vehicle production by our customers would have a material adverse effect on our business.

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

We have numerous United States and foreign patents and license agreements covering certain of our products and manufacturing processes, several of which are considered significant to our business.  Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.  The loss of any significant patents and trade secrets could adversely affect our sales, margins or profitability.

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

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. In order to maintain our profitability, we must strive to increase volumes and reduce our costs. Continuing pressures to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

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
We may be required to recognize impairment charges for our goodwill and indefinite-lived intangible assets.

As of April 27, 2013, the net carrying value of our goodwill and indefinite-lived intangible assets totaled approximately $14.7 million. During fiscal 2013, we recorded a goodwill impairment charge of $4.3 million for our Eetrex reporting unit in the Power Products segment. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in other currencies, mainly in Europe and China.  Our profitability is affected by movements of the U.S. dollar against other currencies in which we generate revenue and incur expenses, particularly the euro and Chinese yuan.  Significant fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

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

Unfavorable tax law changes may adversely affect our financial results.

We are subject to income taxes in the U.S. and in various foreign jurisdictions.  Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions.  Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates or changes in the tax laws. We enjoy tax benefits and incentives in certain countries which are favorable to the company. If these tax benefits and incentives were reduced or eliminated, it could have an adverse effect on our financial results.

Our information technology (“IT”) systems could be breached.

We face certain security threats relating to the confidentiality and integrity of our IT systems. Despite implementation of security measures, our IT systems may be vulnerable to damage from computer viruses, cyber attacks and other unauthorized access and these security breaches could result in a disruption to our operations. A material network breach of our IT systems could involve the theft of our and our customers' intellectual property or trade secrets which may be used by competitors to develop competing products. To the extent that any security breach results in a loss or damage to data, or inappropriate disclosure of confidential or proprietary information, it could cause significant damage to our reputation, affect our customer relations, lead to claims against us, increase our costs to protect against future damage and could result in a material adverse effect on our business and financial position.

The SEC's annual disclosure and reporting requirements for those companies who use conflict minerals mined from the Democratic Republic of Congo (DRC) and adjoining countries may be difficult and costly to implement.

In August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013 and fiscal 2014, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Monterrey, Mexico	Manufacturing	Leased	247,000
Mriehel, Malta	Manufacturing	Leased	226,000
Carthage, Illinois	Manufacturing	Owned	143,000
Shanghai, China	Manufacturing	Leased	75,500
McAllen, Texas	Warehousing	Leased	38,000
Cario, Egypt	Manufacturing	Leased	30,000
Zhenjiang, China	Manufacturing	Leased	19,200
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Bangalore, India	Engineering Design Center	Leased	11,900
Burnley, England	Engineering Design Center	Leased	5,900
Sin El Fil, Lebanon	Engineering Design Center	Leased	5,100
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	4,000

Interconnect Segment:
Shanghai, China	Manufacturing	Leased	49,000
Chicago, Illinois	Manufacturing	Owned	34,800
Mriehel, Malta	Manufacturing	Leased	32,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	26,100
Richardson, Texas	Manufacturing	Leased	25,700
Laguna, Philippines	Manufacturing	Leased	22,800
Wheaton, Illinois	Manufacturing	Leased	22,500
Milan, Italy	Sales and Design	Leased	7,200
Harkingen, Switzerland	Manufacturing	Leased	4,200
Singapore	Sales and Administrative	Leased	1,300

Power Products Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Mriehel, Malta	Manufacturing	Leased	40,700
Shanghai, China	Manufacturing	Leased	35,000
San Jose, California	Prototype and Design Center	Leased	13,000
Boulder, Colorado	Prototype and Design Center	Leased	9,700

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3.  Legal Proceedings

Other than as described below, as of April 27, 2013, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

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

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	57
Chief Executive Officer of the Company since 2004. President and Director of the Company since 2001. Prior thereto Mr. Duda was Vice President-Interconnect Group since 2000. Prior thereto, Mr. Duda was with Amphenol Corporation through 1998 as General Manager of its Fiber Optic Products Division since 1988.

Douglas A. Koman	63
Chief Financial Officer of the Company since 2004. Vice President, Corporate Finance, of the Company since 2001. Prior thereto Mr. Koman was Assistant Vice President-Financial Analysis since 2000. Prior thereto, Mr. Koman was with Illinois Central Corporation through 2000 as Controller since 1997 and Treasurer since 1991.

Thomas D. Reynolds	50
Chief Operating Officer of the Company since June 2010. Senior Vice President, Worldwide Automotive Operations, of the Company since 2006. Vice President and General Manager, North American Automotive Operations, of the Company since October 2001. Prior thereto, Mr. Reynolds was with Donnelly Corporation through October 2001 as Senior Manager of Operations since 1999, and as Director of Transnational Business Unit from 1995 to 1999.

Timothy R. Glandon	49
Vice President and General Manager, North American Automotive, of the Company since 2006. Prior thereto, Mr. Glandon was General Manager of Automotive Safety Technologies since 2001. Prior thereto, Mr. Glandon was Vice President and General Manager with American Components, Inc. from 1996 to 2001.

Joseph. E. Khoury	49	Vice President and General Manager, European Automotive, of the Company since 2004. Prior thereto, Mr. Khoury was General Manager of Methode Electronics International, GMBH since 2000.

Theodore P. Kill	62
Vice President, Worldwide Automotive Sales, of the Company since 2006. Prior thereto, Mr. Kill was a principal with Kill and Associates from 2003 to 2006. Prior thereto, Mr. Kill was a principal with Kill and Bolton Associates from 1995 to 2003.

Ronald L.G. Tsoumas	52	Controller and Treasurer of the Company since 2007. Prior thereto, Mr. Tsoumas was Assistant Controller of the Company since 1998.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange. The following is a tabulation of high and low sales prices for the periods presented and cash dividends declared per share.

			Dividends Paid Per Share
	Sales Price Per Share
	High	Low
Fiscal Year ended April 27, 2013
First Quarter	$9.53	$6.94	$0.07
Second Quarter	10.71	8.64	0.07
Third Quarter	10.57	8.38	0.07
Fourth Quarter	14.95	9.56	0.07

Fiscal Year ended April 28, 2012
First Quarter	$12.57	$9.84	$0.07
Second Quarter	10.72	7.03	0.07
Third Quarter	10.69	7.68	0.07
Fourth Quarter	10.79	8.17	0.07

On June 13, 2013, the Board of Directors declared a dividend of $0.07 per share of common stock, payable on July 26, 2013, to holders of record on July 12, 2013. As of June 18, 2013, the number of record holders of our common stock was 540.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of April 27, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,210,585	$7.34	773,821
Equity compensation plans not approved by security holders	—	—	—
Total	1,210,585	$7.34	773,821

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2013, 2012 and 2011, and the consolidated balance sheet data as of April 27, 2013 and April 28, 2012, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2010 and 2009, and the consolidated balance sheet data as of April 30, 2011, May 3, 2010 and May 2, 2009, are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
	April 27, 2013 (1)	April 28, 2012 (2)	April 30, 2011 (3)	May 1, 2010 (4)	May 2, 2009 (5)
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$519.8	$465.1	$428.2	$377.6	$428.8
Income/(loss) before income taxes	38.0	11.4	14.5	7.8	(110.5)
Income tax expense/(benefit)	(2.5)	3.2	(4.1)	(6.0)	1.7
Income/(loss) from continuing operations	40.7	8.4	18.5	13.8	(112.1)
Income from discontinued operations, net of tax	—	—	0.6	—	—
Net income/(loss) applicable to Methode Electronics, Inc.	40.7	8.4	19.5	13.7	(112.5)
Per Common Share:
Basic net income/(loss) from continuing operations	1.09	0.22	0.51	0.37	(3.05)
Basic net income from discontinued operations	—	—	0.02	—	—
Basic net income/(loss) applicable to Methode Electronics, Inc.	1.09	0.22	0.53	0.37	(3.05)

Diluted net income/(loss) from continuing operations	1.07	0.22	0.50	0.37	(3.05)
Diluted net income from discontinued operations	—	—	0.02	—	—
Diluted net income/(loss) applicable to Methode Electronics, Inc.	1.07	0.22	0.52	0.37	(3.05)

Dividends	0.28	0.28	0.28	0.28	0.26
Book Value	7.71	6.84	6.95	6.43	6.28
Long-term Debt	43.5	48.0	—	—	—
Retained Earnings	184.4	154.0	156.0	146.8	143.6
Fixed Assets (net)	98.4	77.2	61.5	61.9	69.9
Total Assets	434.9	403.6	334.7	310.8	305.3
Return on Average Equity	15.0%	3.3%	7.9%	6.0%	(37.2)%
Pre-tax Income/(loss) as a Percentage of Sales	7.3%	2.5%	3.4%	2.1%	(25.8)%
Net Income/(loss) as a Percentage of Sales	7.8%	1.8%	4.6%	3.6%	(26.2)%

(1) Fiscal 2013 includes $20.0 million of pre-tax income from the Delphi legal settlement. Fiscal 2013 also includes a pre-tax charge of $4.3 million related to the impairment of goodwill for our Eetrex reporting unit.
(2) Fiscal 2012 includes $3.7 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.
(3) Fiscal 2011 results includes an after-tax gain on the sale of a business of $0.6 million. In addition, fiscal 2011 includes $4.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.
(4) Fiscal 2010 results include a pre-tax charge of $7.8 million relating to restructuring activities.  In addition, fiscal 2010 includes $5.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.  Income tax includes a $8.4 million loss carry-back benefit related to losses in our U.S.-based businesses.
(5) Fiscal 2009 results include a pre-tax charge of $94.4 million relating to goodwill and other asset impairments.  In addition, fiscal 2009 results include a pre-tax charge of $25.3 million relating to restructuring activities.  The income tax expense includes a $28.0 million valuation charge related to the uncertainty of the future realization of our deferred tax assets.

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

Results of Operations

Results of Operations for the Fiscal Year Ended April 27, 2013, as Compared to the Fiscal Year Ended April 28, 2012.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	April 27, 2013	April 28, 2012	Net Change	Net Change
Net sales	$519.8	$465.1	$54.7	11.8%

Cost of products sold	428.2	382.0	46.2	12.1%

Gross margins	91.6	83.1	8.5	10.2%

Impairment of goodwill	4.3	—	4.3	N/M
Income from settlement	(20.0)	—	(20.0)	N/M
Selling and administrative expenses	66.3	69.9	(3.6)	(5.2)%
Amortization of intangibles	1.8	1.8	—	—%
Interest income, net	—	(0.3)	0.3	(100.0)%
Other expense, net	1.3	0.3	1.0	333.3%
Income tax (benefit)/expense	(2.5)	3.2	(5.7)	N/M
Net loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.1)	50.0%
Net income attributable to Methode Electronics, Inc.	$40.7	$8.4	$32.3	384.5%

Percent of sales:	April 27, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	82.4%	82.1%
Gross margins	17.6%	17.9%
Impairment of goodwill	0.8%	—%
Income from settlement	(3.8)%	—%
Selling and administrative expenses	12.8%	15.0%
Amortization of intangibles	0.3%	0.4%
Interest income, net	—%	(0.1)%
Other expense, net	0.3%	0.1%
Income tax (benefit)/expense	(0.5)%	0.7%
Net loss attributable to noncontrolling interest	(0.1)%	—%
Net income attributable to Methode Electronics, Inc.	7.8%	1.8%

Net Sales.  Consolidated net sales increased $54.7 million, or 11.8%, to $519.8 million for the fiscal year ended April 27, 2013, from $465.1 million for the fiscal year ended April 28, 2012.  The Automotive segment net sales increased $38.5 million, or 14.2%, to $310.1 million in fiscal 2013, from $271.6 million in fiscal 2012.  The Interconnect segment net sales increased $12.5 million, or 9.8%, to $140.2 million in fiscal 2013, compared to $127.7 million in fiscal 2012.  The Power Products segment net sales increased $0.7 million, or 1.3%, to $52.7 million in fiscal 2013, compared to $52.0 million in fiscal 2012.  The Other segment net sales increased $2.8 million, or 20.1%, to $16.7 million in fiscal 2013, as compared to $13.9 million in fiscal 2012.  Translation of foreign operations net sales for fiscal 2013 decreased reported net sales by $4.8 million or 0.8% compared to fiscal 2012, primarily due to the weakening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $46.2 million, or 12.1%, to $428.2 million in fiscal 2013, compared to $382.0 million in fiscal 2012.  Consolidated cost of products sold as a percentage of sales was slightly higher at 82.4% in fiscal 2013, compared to 82.1% in fiscal 2012.  In fiscal 2013, the Automotive segment experienced costs in North America for design, development, and engineering of $7.1 million related to a new program which launched in the first quarter of fiscal 2014. During fiscal 2012, our North American automotive operations experienced costs for design, development and engineering of $4.6 million for a program that launched in the third quarter of fiscal 2012, as well as the program which launched in the first quarter of fiscal 2014. In fiscal 2013, we recorded expenses of $1.1 million related to building disposal costs and severance at our North American automotive operation. In fiscal 2013 and fiscal 2012, our North American operations incurred third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $2.0 million and $3.3 million, respectively. In fiscal 2013, the Interconnect segment experienced an increase in cost of products sold as a percentage of sales primarily related to delaying the launch of a white goods program from the second quarter to the fourth quarter. In addition, the Interconnect segment's cost of goods sold as a percentage of sales increased in fiscal 2013 due to increased development costs in our North American sensor business. The Power Products segment's cost of products sold as a percentage of net sales decreased primarily due to favorable sales mix at our Asian operations, partially offset by increased development costs at our North American operations. The Other segment's cost of products sold as a percentage of sales decreased primarily due to lower material costs due to a lower percentage of purchased content as well as increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  Consolidated gross margins increased $8.5 million, or 10.2%, to $91.6 million in fiscal 2013, as compared to $83.1 million in fiscal 2012.  Gross margins as a percentage of net sales decreased slightly to 17.6% in fiscal 2013, compared to 17.9% in fiscal 2012.  Gross margins as a percentage of sales decreased primarily due to increased program and product launch costs in the Automotive segment. Gross margins were also negatively impacted by increased sales of automotive product that have higher material cost due to a higher percentage of purchased content as well as building disposal and severance costs. Gross margins were positively impacted in fiscal 2013 due to favorable adjustments for commodity pricing in the Automotive segment as well as lower third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program. Gross margins were negatively impacted by manufacturing inefficiencies due to launch delays and development costs in the Interconnect segment. Gross margins were favorably impacted in the Power Products segment due to favorable sales mix and in our Other segment due to increased net sales and lower material costs in our torque-sensing business.

Impairment of Goodwill. As a result of our annual goodwill impairment testing, we determined that the fair value for one reporting unit was less than the carrying value of the unit's net assets and concluded that goodwill was impaired. We recorded a goodwill impairment charge of $4.3 million for our Eetrex reporting unit in our Power Products segment related to these assets.

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

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $3.6 million, or 5.2%, to $66.3 million in fiscal 2013, compared to $69.9 million in fiscal 2012.  Selling and administrative expenses as a percentage of net sales decreased to 12.8% in fiscal 2013 from 15.0% in fiscal 2012. In fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Legal expenses decreased $2.1 million, to $3.9 million in fiscal 2013, compared to $6.0 million in fiscal 2012. Selling and administrative expenses also decreased in fiscal 2013 by $2.5 million due to lower stock-based compensation, lower headcount at our European and corporate offices, and lower advertising expenses. In fiscal 2013, bonus expense related to the tandem cash award component of our long-term incentive program increased by $2.1 million. See Note 4 for more information.

Amortization of Intangibles.  Amortization of intangibles remained constant at $1.8 million for both fiscal 2013 and fiscal 2012.

Interest Income, Net. Interest income, net decreased $0.3 million to zero in fiscal 2013, compared to $0.3 million in fiscal 2012.

Other Expense, Net.  Other expense, net increased $1.0 million to $1.3 million in fiscal 2013, compared to $0.3 million in fiscal 2012. Other expense, net included income of $0.4 million in fiscal 2012, related to life insurance policies in connection with an employee deferred compensation plan. Fiscal 2012 also includes a gain of $0.3 million related to the acquisition of Advanced Molding and Decoration. All other amounts for both fiscal 2013 and fiscal 2012, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense increased to a benefit of $2.5 million in fiscal 2013, compared to an expense of $3.2 million in fiscal 2012.  Fiscal 2013 includes income taxes on foreign profits of $6.1 million. In addition, fiscal 2013 includes a benefit of $8.6 million related to tax credits from our Malta facility. The income tax expense for fiscal 2012 relates to income taxes on foreign profits of $3.1 million and $2.0 million for foreign taxes on a foreign dividend. In addition, fiscal 2012 includes a benefit of $1.9 million related to tax credits from our Malta facility.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $32.3 million to $40.7 million in fiscal 2013, compared to $8.4 million in fiscal 2012.  The increase is primarily due to income from the litigation settlement, higher sales volumes, lower legal expenses, one-time reversal of various accruals related to a customer bankruptcy and lower third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program, partially offset with the impairment of goodwill, higher costs for design, development and engineering, building disposal and severance costs, increased bonus expense related to our long-term incentive program and higher currency translation costs.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
 ("N/M" equals not meaningful)

	April 27, 2013	April 28, 2012	Net Change	Net Change
Net sales	$310.1	$271.6	$38.5	14.2%

Cost of products sold	266.6	233.3	33.3	14.3%

Gross margins	43.5	38.3	5.2	13.6%

Income from settlement	(20.0)	—	(20.0)	N/M
Selling and administrative expenses	24.7	28.3	(3.6)	(12.7)%
Income from operations	$38.8	$10.0	$28.8	288.0%

Percent of sales:	April 27, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	86.0%	85.9%
Gross margins	14.0%	14.1%
Income from settlement	(6.4)%	—%
Selling and administrative expenses	8.0%	10.4%
Income from operations	12.5%	3.7%

Net Sales.  Automotive segment net sales increased $38.5 million, or 14.2%, to $310.1 million in fiscal 2013, from $271.6 million in fiscal 2012.  Net sales increased $26.2 million, or 37.5%, in North America, to $96.0 million in fiscal 2013, compared to $69.8 million in fiscal 2012, primarily due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $15.6 million, or 12.8%, to $137.8 million in fiscal 2013, compared to $122.2 million in fiscal 2012, primarily due to new launches for our hidden switch product lines. Net sales in Asia decreased $3.3 million, or 4.1%, to $76.3 million in fiscal 2013, compared to $79.6 million in fiscal 2012, primarily due to the planned partial transfer of some of the transmission lead-frame assembly product from our China facility to our Mexico facility. The transmission lead-frame assembly is now being manufactured at both facilities. Translation of foreign operations net sales for fiscal 2013 decreased reported net sales by $4.6 million, or 2.0%, compared to fiscal 2012, primarily due to the weakening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $33.3 million, or 14.3%, to $266.6 million in fiscal 2013, from $233.3 million in fiscal 2012.  The Automotive segment cost of products sold as a percentage of sales was 86.0% for both fiscal 2013 and fiscal 2012.  In fiscal 2013, the Automotive segment experienced costs for design, development, and engineering of $7.1 million at our North American facility, related to a program launched in the first quarter of fiscal 2014. During fiscal 2012, our North American operations experienced costs for design, development and engineering of $4.6 million for a program that launched in the third quarter of fiscal 2012, as well as the program launched in the first quarter of fiscal 2014. In both fiscal 2013 and fiscal 2012, our North American operations experienced third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program of $2.0 million and $3.3 million, respectively. In fiscal 2013, we recorded expenses of $1.1 million related to building disposal and severance costs at our North American automotive operation.

Gross Margins.  Automotive segment gross margins increased $5.2 million, or 13.6%, to $43.5 million in fiscal 2013, as compared to $38.3 million in fiscal 2012.  The Automotive segment gross margins as a percentage of net sales were flat at 14.0% in both fiscal 2013 and fiscal 2012.  Fiscal 2013 gross margins as a percentage of sales were flat which were impacted by increased program and product launch costs and increased sales of automotive product that have higher material cost due to the high percentage of purchased content as well as building disposal and severance costs but was offset by favorable adjustments for commodity pricing as well as lower third-party inspection costs, premium freight and over-time expenses related to the Ford Center Console Program.

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

Selling and Administrative Expenses.  Selling and administrative expenses decreased $3.6 million, or 12.7%, to $24.7 million in fiscal 2013, compared to $28.3 million in fiscal 2012.  Selling and administrative expenses as a percentage of net sales were 8.0% in fiscal 2013 and 10.4% in fiscal 2012. In fiscal 2013, the Company reversed $1.1 million of various accruals related to a customer bankruptcy. Legal fees decreased $1.7 million, to $2.1 million in fiscal 2013, compared to $3.8 million in fiscal 2012. In addition, selling and administrative expenses were also lower by $0.8 million due to lower headcount from European operations in fiscal 2013, compared to fiscal 2012.

Income from Operations.  Automotive segment income from operations increased $28.8 million to $38.8 million in fiscal 2013, compared to $10.0 million in fiscal 2012 due to income from the litigation settlement, increased sales, lower costs for third-party inspection, the favorable commodity pricing adjustments, lower legal and other selling and administrative expenses, partially offset with higher design, development and engineering expenses and building disposal and severance costs.

Interconnect Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	April 27, 2013	April 28, 2012	Net Change	Net Change
Net sales	$140.2	$127.7	$12.5	9.8%

Cost of products sold	103.4	91.5	11.9	13.0%

Gross margins	36.8	36.2	0.6	1.7%

Selling and administrative expenses	17.8	18.1	(0.3)	(1.7)%
Income from operations	$19.0	$18.1	$0.9	5.0%

Percent of sales:	April 27, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	73.8%	71.7%
Gross margins	26.2%	28.3%
Selling and administrative expenses	12.7%	14.2%
Income from operations	13.6%	14.2%

Net Sales.  Interconnect segment net sales increased $12.5 million, or 9.8%, to $140.2 million in fiscal 2013, from $127.7 million in fiscal 2012.  Net sales increased in North America by $18.0 million, or 20.7%, to $104.9 million in fiscal 2013, compared to $86.9 million in fiscal 2012, primarily due to stronger sales for data solution and white good products, partially offset with weaker radio remote control sales. Net sales in Europe decreased $2.5 million, or 10.2%, to $21.9 million in fiscal 2013, compared to $24.4 million in fiscal 2012, primarily due to weaker radio remote control and sensor sales. Net sales in Asia decreased $3.0 million, or 18.3%, to $13.4 million in fiscal 2013, compared to $16.4 million in fiscal 2012, primarily due to weaker sales of radio remote controls and certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $11.9 million, or 13.0%, to $103.4 million in fiscal 2013, compared to $91.5 million in fiscal 2012.  Interconnect segment cost of products sold as a percentage of net sales increased to 73.8% in fiscal 2013, compared to 71.7% in fiscal 2012.  The increase in cost of products sold as a percentage of net sales is primarily related to sales mix of white good products and manufacturing inefficiencies due to the delayed launch of a white goods program in the second quarter of fiscal 2013, which did launch in the fourth quarter. In addition, cost of goods sold as a percentage of sales increased in fiscal 2013 compared to fiscal 2012, due to increased development costs in our North American sensor business.

Gross Margins.  Interconnect segment gross margins increased $0.6 million, or 1.7%, to $36.8 million in fiscal 2013, compared to $36.2 million in fiscal 2012.  Gross margins as a percentage of net sales decreased to 26.2% in fiscal 2013, from 28.3% in fiscal 2012.  The decrease in gross margins as a percentage of sales is primarily related to unfavorable sales mix of white good products and the white goods program launch delay. In addition, gross margins sold as a percentage of sales decreased in fiscal 2013 compared to fiscal 2012, due to increased development costs in our North American sensor business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 1.7%, to $17.8 million in fiscal 2013, compared to $18.1 million in fiscal 2012.  Selling and administrative expenses as a percentage of net sales decreased to 12.7% in fiscal 2013, from 14.2% in fiscal 2012. The decrease is primarily due to lower headcount and travel expense in fiscal 2013, compared to fiscal 2012.

Income from Operations.  Interconnect segment income from operations increased $0.9 million, or 5.0%, to $19.0 million in fiscal 2013, compared to $18.1 million in fiscal 2012, primarily due to increased net sales, lower headcount and travel expenses, partially offset with increased costs for manufacturing inefficiencies due to launch delay and higher development costs.

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
 ("N/M" equals not meaningful)

	April 27, 2013	April 28, 2012	Net Change	Net Change
Net sales	$52.7	$52.0	$0.7	1.3%

Cost of products sold	43.6	43.4	0.2	0.5%

Gross margins	9.1	8.6	0.5	5.8%

Impairment of goodwill	4.3	—	4.3	N/M
Selling and administrative expenses	6.9	6.9	—	—%
Income/(loss) from operations	$(2.1)	$1.7	$(3.8)	(223.5)%

Percent of sales:	April 27, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	82.7%	83.5%
Gross margins	17.3%	16.5%
Impairment of goodwill	8.2%	—%
Selling and administrative expenses	13.1%	13.3%
Income/(loss) from operations	(4.0)%	3.3%

Net Sales.  Power Products segment net sales increased $0.7 million, or 1.3%, to $52.7 million in fiscal 2013, compared to $52.0 million in fiscal 2012.  Net sales in North America were flat at $34.3 million for both fiscal 2013 and fiscal 2012. In fiscal 2013 we experienced lower demand for our busbar and heat sink products and higher demand for our cabling products. Net sales in Europe increased $1.2 million, or 54.5%, to $3.4 million in fiscal 2013, compared to $2.2 million in fiscal 2012 due to higher demand for busbar products. Net sales in Asia decreased $0.5 million, or 3.2%, to $15.0 million in fiscal 2013, compared to $15.5 million in fiscal 2012, due to lower demand for busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $0.2 million, or 0.5%, to $43.6 million in fiscal 2013, compared to $43.4 million in fiscal 2012.  The Power Products segment cost of products sold as a percentage of sales decreased to 82.7% in fiscal 2013, from 83.5% in fiscal 2012.  The decrease in cost of products sold as a percentage of sales is primarily due to favorable sales mix at our Asian operations, partially offset by increased development costs at our North American operations.

Gross Margins.  Power Products segment gross margins increased $0.5 million, or 5.8%, to $9.1 million in fiscal 2013, compared to $8.6 million in fiscal 2012.  Gross margins as a percentage of net sales increased to 17.3% in fiscal 2013 from 16.5% in fiscal 2012.  The increase in gross margins as a percentage of sales is primarily due to favorable sales mix at our Asian operations, partially offset by increased development costs at our North American operations.

Impairment of Goodwill.  As a result of our annual goodwill impairment testing, we determined that the fair value for our Eetrex reporting unit was less than the carrying value of the unit's net assets and concluded that goodwill was impaired. We recorded a goodwill impairment charge of $4.3 million related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses were flat at $6.9 million for both fiscal 2013 and fiscal 2012.  Selling and administrative expenses as a percentage of net sales decreased to 13.1% in fiscal 2013 from 13.3% in fiscal 2012, primarily due to higher net sales.

Income/(Loss) From Operations.  Power Products segment income/(loss) from operations decreased $3.8 million to a loss of $2.1 million in fiscal 2013, compared to income of $1.7 million in fiscal 2012, due to the impairment of goodwill and increased development costs, partially offset with higher net sales and favorable sales mix.

Other Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	April 27, 2013	April 28, 2012	Net Change	Net Change
Net sales	$16.7	$13.9	$2.8	20.1%

Cost of products sold	10.6	10.4	0.2	1.9%

Gross margins	6.1	3.5	2.6	74.3%

Selling and administrative expenses	2.6	3.7	(1.1)	(29.7)%

Income/(loss) from operations	$3.5	$(0.2)	$3.7	N/M

Percent of sales:	April 27, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	63.5%	74.8%
Gross margins	36.5%	25.2%
Selling and administrative expenses	15.6%	26.6%
Income/(loss) from operations	21.0%	(1.4)%

Net Sales.  The Other segment net sales increased $2.8 million, or 20.1%, to $16.7 million in fiscal 2013, compared to $13.9 million in fiscal 2012.  Net sales from our torque-sensing business increased 37.7% in fiscal 2013, compared to fiscal 2012, primarily due to penetration in the e-bike and motorcycle markets.  Net sales from our testing facilities decreased 2.6% in fiscal 2013, compared to fiscal 2012.

Cost of Products Sold.  Other segment cost of products sold increased $0.2 million, or 1.9%, to $10.6 million in fiscal 2013, compared to $10.4 million in fiscal 2012. Cost of products sold as a percentage of net sales decreased to 63.5% in fiscal 2013, compared to 74.8% in fiscal 2012. The decrease in cost of products sold as a percentage of net sales is primarily due to lower material costs related to a lower percentage of purchased content and increased manufacturing efficiencies from our torque-sensing business.

Gross Margins.  The Other segment gross margins increased $2.6 million, or 74.3%, to $6.1 million in fiscal 2013, compared to $3.5 million in fiscal 2012.  Gross margins as a percentage of net sales increased to 36.5% in fiscal 2013, from 25.2% in fiscal 2012. The increase in gross margins as a percentage of sales is primarily due to decreased material costs and increased manufacturing efficiencies from our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.1 million, or 29.7%, to $2.6 million in fiscal 2013, compared to $3.7 million in fiscal 2012.  Selling and administrative expenses as a percentage of net sales decreased to 15.6% in fiscal 2013, from 26.6% in fiscal 2012. Selling and administrative expenses decreased in fiscal 2013, compared to fiscal 2012, due to lower compensation, severance and legal expenses.

Income/(Loss) From Operations  The Other segment income/(loss) from operations improved $3.7 million to income of $3.5 million in fiscal 2013, compared to a loss of $0.2 million in fiscal 2012.  The increase was primarily due to increased sales, lower material costs, increased manufacturing efficiencies from our torque-sensing business and lower selling and administrative expenses.

Results of Operations for the Fiscal Year Ended April 28, 2012, as Compared to the Fiscal Year Ended April 30, 2011.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	April 28, 2012	April 30, 2011	Net Change	Net Change
Net sales	$465.1	$428.2	$36.9	8.6%

Cost of products sold	382.0	339.0	43.0	12.7%

Gross margins	83.1	89.2	(6.1)	(6.8)%

Selling and administrative expenses	69.9	70.8	(0.9)	(1.3)%
Amortization of intangibles	1.8	2.4	(0.6)	(25.0)%
Interest (income)/expense, net	(0.3)	0.2	(0.5)	(100.0)%
Other expense, net	0.3	1.3	(1.0)	(76.9)%
Income tax (benefit)/expense	3.2	(4.1)	7.3	N/M
Gain on sale of discontinued business, net of tax	—	(0.6)	0.6	N/M
Net loss attributable to noncontrolling interest	(0.2)	(0.3)	0.1	50.0%
Net income attributable to Methode Electronics, Inc.	$8.4	$19.5	$(11.1)	(56.9)%

Percent of sales:	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of products sold	82.1%	79.2%
Gross margins	17.9%	20.8%
Selling and administrative expenses	15.0%	16.5%
Amortization of intangibles	0.4%	0.6%
Interest (income)/expense, net	(0.1)%	—%
Other expense, net	0.1%	0.3%
Income tax (benefit)/expense	0.7%	(1.0)%
Gain on sale of discontinued business, net of tax	—%	(0.1)%
Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	1.8%	4.6%

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

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the $65.8 million of cash and cash equivalents, as of April 27, 2013, $61.2 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $28.1 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward have not otherwise been used) upon any future repatriation of funds.

On September 21, 2012, we entered into an amendment to the Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75.0 million to $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At April 27, 2013, the interest rate on the credit facility was 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At April 27, 2013, we were in compliance with the covenants of the agreement. During fiscal 2013, we had borrowings of $37.0 million and payments of $42.5 million, which includes interest of $1.0 million under this credit facility. As of April 27, 2013, there were outstanding balances against the credit facility of $43.5 million.  There was $56.5 million available to borrow under the credit facility as of April 27, 2013, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of April 27, 2013.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	April 27, 2013	April 27, 2012	April 30, 2011
Net income	$40.4	$8.1	$19.2
Depreciation and amortization	18.8	16.2	15.8
Changes in operating assets and liabilities	(26.5)	(1.9)	(16.1)
Other non-cash items	0.5	2.4	(1.9)
Cash flow from operations	$33.2	$24.8	$17.0

Operating Activities — Fiscal 2013 Compared to Fiscal 2012

Net cash provided by operating activities increased $8.4 million to $33.2 million for fiscal 2013, compared to $24.8 million for fiscal 2012, primarily driven by the increase of $32.3 million in net income, to $40.4 million in fiscal 2013, compared to $8.1 million in fiscal 2012. Operating cash flow in fiscal 2013 benefited by $20.0 million related to the income from settlement, which is reflected in net income and was paid to the Company in fiscal 2013. The net changes in accounts receivable, inventory and accounts payable balances, resulted in a cash use of $35.9 million in fiscal 2013, compared to cash generated of $8.4 million in fiscal 2012. The increased cash use of these components in fiscal 2013 compared to fiscal 2012 is primarily driven by increased sales and overall business levels in the fourth quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012. In fiscal 2012, cash flow from operations increased by $13.2 million due to tax refunds received relating to prior periods.

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

 Investing Activities — Fiscal 2013 Compared to Fiscal 2012

Net cash used in investing activities increased by $7.9 million, to $40.0 million in fiscal 2013, compared to $32.1 million in fiscal 2012.  Purchases of property, plant and equipment increased $12.9 million, to $38.6 million in fiscal 2013, compared to $25.7 million in fiscal 2012. The increase primarily relates to plant expansion and equipment purchases in Europe and North America for products launched in the first quarter of fiscal 2014. In fiscal 2013, we acquired the Hetronic Italy business for $1.4 million. In fiscal 2012, we acquired the Advanced Molding and Decoration business for $6.4 million. Also in fiscal 2012, we made an additional investment of $1.1 million in Eetrex, for a total ownership in the business of 70%. See Note 2 for more information regarding these purchase transactions for fiscal 2013 and fiscal 2012.

Investing Activities — Fiscal 2012 Compared to Fiscal 2011

Net cash used in investing activities increased $15.9 million to $32.1 million for fiscal 2012, compared to $16.2 million for fiscal 2011. Purchases of property, plant and equipment increased by $10.5 million, to $25.7 million for fiscal 2012, compared to $15.2 million for fiscal 2011. The increase is primarily due to equipment purchased for new programs that launched in fiscal 2012 and for the programs scheduled to launch in late fiscal 2013. In addition, property, plant and equipment increased due to plant expansions in Europe, China and in the U.S. In fiscal 2012, we purchased a business, Advanced Molding and Decoration, for $6.6 million. In fiscal 2011, we made an additional investment of $2.4 million in Eetrex, for a total ownership in the business of 90%. See Note 2 for more information regarding these purchase transactions for fiscal 2012 and fiscal 2011. Also in fiscal 2011, we received $1.5 million for life insurance proceeds in connection with the deferred compensation plan.

Financing Activities — Fiscal 2013 Compared to Fiscal 2012

Net cash provided by/(used in) financing activities decreased $52.3 million to cash used of $14.3 million in fiscal 2013, compared to cash provided of $38.0 million in fiscal 2012.  In fiscal 2013, the Company had net payments against the credit facility of $4.5 million, compared to net borrowings of $48.0 million in fiscal 2012. We paid dividends of $10.4 million in both fiscal 2013 and fiscal 2012. Fiscal 2013 and fiscal 2012 financing activities included $0.6 million and $0.3 million, respectively, of proceeds for the exercise of stock options.

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

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of April 27, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$12,089	$4,604	$3,715	$1,208	$2,562
Long-term debt	43,500	—	—	43,500	—
Purchase obligations	87,632	87,581	51	—	—
Deferred compensation	5,635	474	2,064	214	2,883
Total	$148,856	$92,659	$5,830	$44,922	$5,445

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
As of April 27, 2013, prior to our annual goodwill impairment testing, we had goodwill of $11.9 million for two businesses in the Interconnect segment and goodwill of $5.3 million for two businesses in the Power Products segment, for a total of $17.2 million. We performed "step one" of the goodwill test on the four reporting units. Based on this test, we determined that the fair value for three of the reporting units exceeding their carrying values by approximately 16% to 75%, and the Eetrex reporting unit was less than the carrying value of the net assets. We completed "step two" of the goodwill test for Eetrex and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $4.3 million in our Power Products segment related to these assets. The assumptions used in the valuation of these reporting units were made using management's most recent projections which are considered level 3 inputs in the fair value hierarchy. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

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

Based on our results of our impairment test performed on one business in the Interconnect segment as of April 27, 2013, no impairment of trademarks was determined to exist. The fair values of the trademarks tested exceeded their carrying value by approximately 45%.

Income Taxes.  As part of the process of preparing our Consolidated Financial Statements, we are required to calculate income taxes in each of the jurisdictions in which we operate. The process involves determining actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and tax planning strategies in assessing the need for the valuation allowance.  We currently have $22.2 million of federal NOL carry-forwards and $6.2 million of state NOL carry-forwards in the U.S. Both amounts have a 100% valuation allowance provided for as of April 27, 2013. The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $21.5 million as of April 27, 2013 can be carried forward indefinitely.  We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period.  Valuation allowances of $7.2 million as of April 27, 2013 have been provided for this excess.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.5 million and $3.4 million at April 27, 2013 and April 28, 2012, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Indian rupee, Mexican peso, Singapore dollar and Swiss Franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $19.5 million at April 27, 2013 and $21.3 million at April 28, 2012.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk from our credit agreement, under which we had $43.5 million of net borrowings at April 27, 2013. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2014 based upon our current and expected levels of our debt.

Item 8.  Financial Statements and Supplementary Data

See Item 15 for an Index to Financial Statements and Financial Statement Schedule.  Such Financial Statements and Schedule are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 27, 2013 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 27, 2013. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

Item 9B. Other Information

None

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2013 annual meeting to be held on September 12, 2013, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2013 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2013 annual meeting to be held on September 12, 2013, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2013 annual meeting to be held on September 12, 2013, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2013 annual meeting to be held on September 12, 2013, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2013 annual meeting to be held on September 12, 2013, and is incorporated herein by reference.

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

Dated:  June 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WALTER J. ASPATORE	Chairman of the Board	June 20, 2013
Walter J. Aspatore

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 20, 2013
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 20, 2013
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN	Chief Financial Officer	June 20, 2013
Douglas A. Koman

/s / WARREN L. BATTS	Director	June 20, 2013
Warren L. Batts

/s/ J. EDWARD COLGATE	Director	June 20, 2013
J. Edward Colgate

/s/ DARREN M. DAWSON	Director	June 20, 2013
Darren M. Dawson

/s / STEPHEN F. GATES	Director	June 20, 2013
Stephen F. Gates

/s / ISABELLE C. GOOSSEN	Director	June 20, 2013
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 20, 2013
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 20, 2013
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

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 27, 2013 and April 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and Subsidiaries at April 27, 2013 and April 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 27, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of April 27, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 20, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Methode Electronics, Inc.

We have audited Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of April 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Methode Electronics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 27, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 27, 2013 and April 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 27, 2013 and our report dated June 20, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 20, 2013

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 27, 2013	April 28, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,811	$86,797
Accounts receivable, less allowance (2013 — $1,022; 2012 —$1,279)	119,816	98,359
Inventories:
Finished products	11,736	7,001
Work in process	10,220	14,235
Materials	37,973	22,325
	59,929	43,561
Deferred income taxes	3,313	3,529
Prepaid and refundable income taxes	326	1,015
Prepaid expenses and other current assets	9,459	7,172
TOTAL CURRENT ASSETS	258,654	240,433
PROPERTY, PLANT AND EQUIPMENT
Land	3,135	3,135
Buildings and building improvements	43,159	44,051
Machinery and equipment	250,961	230,265
	297,255	277,451
Less allowances for depreciation	198,897	200,299
	98,358	77,152
OTHER ASSETS
Goodwill	12,907	16,422
Other intangibles, less accumulated amortization	16,466	16,620
Cash surrender value of life insurance	9,351	8,802
Deferred income taxes	14,767	15,072
Pre-production costs	11,511	16,215
Other	12,925	12,932
	77,927	86,063
TOTAL ASSETS	$434,939	$403,648
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$61,541	$54,775
Salaries, wages and payroll taxes	9,673	9,554
Other accrued expenses	14,827	14,964
Deferred income taxes	628	9,131
Income tax payable	3,802	3,453
TOTAL CURRENT LIABILITIES	90,471	91,877
LONG-TERM DEBT	43,500	48,000
OTHER LIABILITIES	3,294	3,413
DEFERRED COMPENSATION	8,090	4,801
NON-CONTROLLING INTEREST	—	333
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,455,853 and 38,375,678 shares issued as of April 27, 2013 and April 28, 2012, respectively	19,228	19,188
Additional paid-in capital	81,472	77,652
Accumulated other comprehensive income	15,680	15,573
Treasury stock, 1,342,188 shares as of April 27, 2013 and April 28, 2012	(11,377)	(11,377)
Retained earnings	184,368	154,008
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	289,371	255,044
Noncontrolling interest	213	180
TOTAL EQUITY	289,584	255,224
TOTAL LIABILITIES AND EQUITY	$434,939	$403,648
 See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011

Net sales	$519,836	$465,095	$428,215

Cost of products sold	428,200	381,981	339,042

Gross margins	91,636	83,114	89,173

Impairment of goodwill	4,326	—	—
Income from settlement	(20,000)	—	—
Selling and administrative expenses	66,338	69,946	70,827
Amortization of intangibles	1,794	1,811	2,402

Income from operations	39,178	11,357	15,944

Interest (income)/expense, net	(30)	(288)	198
Other expense	1,257	272	1,284

Income before income taxes	37,951	11,373	14,462

Income tax expense/(benefit)	(2,493)	3,236	(4,076)

Income from continuing operations	40,444	8,137	18,538
Gain on sale of discontinued operation, net of tax ($4,148 less taxes of $3,493)	—	—	655
Net income	40,444	8,137	19,193
Less: Net loss attributable to noncontrolling interest	(294)	(246)	(307)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$40,738	$8,383	$19,500

Basic income per share:
Continuing operations	$1.09	$0.22	$0.51
Discontinued operations	—	—	0.02
Basic income per share	$1.09	$0.22	$0.53

Diluted income per share:
Continuing operations	$1.08	$0.22	$0.50
Discontinued operations	—	—	0.02
Diluted income per share	$1.08	$0.22	$0.52

Cash dividends per share:
Common stock	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011

Net income	$40,444	$8,137	$19,193

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	101	(7,589)	11,244
Less: Reclassification of foreign currency translation to net income	—	—	4,057
Total comprehensive income	40,545	548	26,380

Comprehensive loss attributable to non-controlling interest	(300)	(266)	(25)
Comprehensive income attributable to Methode shareholders	$40,845	$814	$26,405

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 27, 2013, April 28, 2012 and April 30, 2011 - (Dollar amounts in thousands, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance at May 1, 2010	38,149,946	$19,075	$65,991	$16,247	$(11,377)	$146,818	$3,188	$239,942
Earned portion of restricted stock awards	47,600	24	(46)	—	—	—	—	(22)
Stock award and stock option amortization expense	—	—	3,006	—	—	—	—	3,006
Vested stock awards withheld for payroll taxes	(5,378)	(3)	3	—	—	—	—	—
Exercise of options	150,075	75	953	—	—	—	—	1,028
Treasury shares issued for minority shares purchased	(30,000)	(15)	15	—	—	—	—	—
Purchase of non-controlling interest - Hetronic Swiss	—	—	—	—	—	—	29	29
Sale of Optokon	—	—	—	(4,057)	—	—	(3,256)	(7,313)
Purchase of Eetrex	—	—	2,191	—	—	—	2,175	4,366
Foreign currency translation adjustments	—	—	—	10,962	—	—	282	11,244
Net income/(loss) for year	—	—	—	—	—	19,500	(307)	19,193
Cash dividends on common stock	—	—	—	—	—	(10,329)	—	(10,329)
Balance at April 30, 2011	38,312,243	$19,156	$72,113	$23,152	$(11,377)	$155,989	$2,111	$261,144
Earned portion of restricted stock awards	32,860	18	(28)	—	—	—	—	(10)
Stock award and stock option amortization expense	—	—	3,976	—	—	—	—	3,976
Vested stock awards withheld for payroll taxes	(1,400)	(2)	2	—	—	—	—	—
Exercise of options	31,975	16	247	—	—	—	—	263
Purchase of Eetrex	—	—	1,342	—	—	—	(1,342)	—
Transfer non-controlling interest in Eetrex to mezzanine equity	—	—	—	—	—	—	(615)	(615)
Foreign currency translation adjustments	—	—	—	(7,579)	—	—	(10)	(7,589)
Net income for year	—	—	—	—	—	8,383	36	8,419
Cash dividends on common stock	—	—	—	—	—	(10,364)	—	(10,364)
Balance at April 28, 2012	38,375,678	$19,188	$77,652	$15,573	$(11,377)	$154,008	$180	$255,224
Earned portion of restricted stock awards	27,000	14	(14)	—	—	—	—	—
Stock award and stock option amortization expense	—	—	3,252	—	—	—	—	3,252
Exercise of options	53,175	26	582	—	—	—	—	608
Foreign currency translation adjustments	—	—	—	107	—	—	(6)	101
Net income for year	—	—	—	—	—	40,738	39	40,777
Cash dividends on common stock	—	—	—	—	—	(10,378)	—	(10,378)
Balance at April 27, 2013	38,455,853	$19,228	$81,472	$15,680	$(11,377)	$184,368	$213	$289,584

See notes to consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
OPERATING ACTIVITIES
Net income	$40,444	$8,137	$19,193
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Loss on sale of fixed assets	—	118	73
Gain on the sale of discontinued business	—	—	(4,148)
Impairment of goodwill	4,326	—	—
Gain on investment in business	—	—	(165)
Gain on bargain purchase	—	(255)	—
Provision for depreciation	17,012	14,348	13,354
Amortization of intangible assets	1,794	1,811	2,402
Impairment of tangible assets	—	—	1,299
Stock-based compensation	3,252	3,976	3,006
Provision for bad debt	106	495	249
Deferred income taxes	(7,206)	(1,939)	(5,207)
Changes in operating assets and liabilities:
Accounts receivable	(21,198)	(13,525)	(17,846)
Inventories	(16,138)	(3,278)	(8,710)
Prepaid expenses and other assets	9,175	(10,255)	13,841
Accounts payable and other expenses	1,678	25,192	(301)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,245	24,825	17,040

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(38,555)	(25,744)	(15,223)
Acquisition of businesses	(1,434)	(6,353)	(2,470)
Proceeds from life insurance policies	—	—	1,515
NET CASH USED IN INVESTING ACTIVITIES	(39,989)	(32,097)	(16,178)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	608	263	1,028
Cash dividends	(10,378)	(10,364)	(10,329)
Proceeds from borrowings	37,000	52,000	—
Repayment of borrowings	(41,500)	(4,000)	—
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	(14,270)	37,899	(9,301)
Effect of foreign currency exchange rate changes on cash	28	(1,275)	2,063
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,986)	29,352	(6,376)
Cash and cash equivalents at beginning of year	86,797	57,445	63,821
CASH AND CASH EQUIVALENTS AT END OF YEAR	$65,811	$86,797	$57,445

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

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Fiscal 2013, 2012 and 2011 all represent fifty-two weeks of results.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer. We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2013, 2012 or 2011.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are in their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other, net.  In fiscal 2013, 2012 and 2011, we had foreign exchange losses of $1,101, $991 and $2,280, respectively.

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

Goodwill and Intangibles.  Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with Financial Accounting Standards Board, ("FASB"), Accounting Standards Codification, ("ASC"), Topic 350 - Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.
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
At the end of fiscal 2013, we performed "step one" of the goodwill test on four reporting units. Based on this test, we determined that the fair value for three of the reporting units exceeded their carrying values by approximately 16% to 75%, and one reporting unit was less than the carrying value of the net assets. We completed "step two" of the goodwill test for our Eetrex reporting unit for which the fair value was less than the carrying value and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $4,326 in our Power Products segment related to these assets.
Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development costs for the fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011 amounted to $23,727, $20,360 and $19,506, respectively.

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

Fair Value of Other Financial Instruments.  The carrying values of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. We have no material assets or liabilities measured at fair value on a recurring basis.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASC 2013-01, "Scope Clarification of Disclosures about Offsetting Assets and Liabilities", to provide additional guidance on the scope of disclosures about offsetting assets and liabilities. The additional guidance provided that only recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions would be subject to disclosure requirements. This amendment is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective application is required. This guidance concerns disclosure only and did not have a material impact on the Company's consolidated results of operations and financial condition.

In September 2011, the FASB, issued ASU, 2011-08, "Intangibles - Goodwill and Other". The objective of this standard is to simplify how entities test goodwill for impairment. This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, that began on April 29, 2012. The adoption of ASU 2011-08 did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" which clarifies preexisting guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. ASU 2013-05 is effective for fiscal years beginning after December 15, 2013, which is our fiscal year 2014 which began April 28, 2013; however, early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the consolidated statements of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of fiscal 2014, which began April 28, 2013. The adoption of ASU 2013-02 is not expected to have a material impact on our financial statements.

2.  Acquisitions and Divestitures

Fiscal 2013 Acquisitions

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Fiscal 2012 Acquisitions

At the beginning of fiscal 2012, we had an investment in Eetrex Incorporated of $2,720, representing ownership of 70% of their stock. See description below under "Fiscal 2011 Acquisitions". In July and October 2011, we paid an additional $600 and $480, respectively, and acquired an additional 20% of their stock, for a total ownership interest of 90%. Each of the other stockholders of Eetrex has the right to exercise put options, requiring us to purchase their remaining shares after the end of fiscal 2014 or 2016, and we will have an option to purchase any remaining shares after the end of fiscal 2016. The purchase price will be based on a percentage of net sales recorded in either fiscal 2014 or fiscal 2016 of between 2.0% and 2.5%. In accordance with ASC 480, "Distinguishing Liabilities from Equity," our non-controlling interest previously reported in equity was reclassified to “mezzanine equity” as the ability to exercise the remaining 10% put option became outside of our control. To the extent that the calculated redemption amount exceeds the carrying value of noncontrolling interest, an adjustment is made to increase the carrying value to the calculated redemption amount with a corresponding increase to the income (or decrease to the loss) attributable to the noncontrolling interest. In the fourth quarter of fiscal 2013, such an adjustment was made in the amount of $106. The accounts and transactions of Eetrex have been included in the Power Products segment in the consolidated financial statements since March 2011, the date which control was obtained.
During fiscal 2012, we transferred $615 to mezzanine equity. In addition, a net loss of $282 attributable to the noncontrolling interest was recorded, resulting in a mezzanine equity balance of $333 at April 28, 2012. In fiscal 2013, we recorded a net loss of $333 attributable to the noncontrolling interest, resulting in a mezzanine equity balance of zero as of April 27, 2013.
In September 2011, we acquired certain assets and liabilities of Nypro Monterrey, S. de R.L. (Nypro Monterrey) from Nypro Inc. for $6,353. We operate this injection molding and painting business under the name of Advanced Molding and Decoration, S.A. de C.V. (AMD), and it has become a part of our existing Monterrey manufacturing campus. AMD operates a state-of-the-art facility, which provides us with high-quality injection molding, painting and decorating capabilities. There were 228 employees from Nypro Monterrey were transfered to us as part of the acquisition.

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

We concluded the Optokon results of operations for fiscal 2011 were not material to the consolidated or segment level financial statements for those periods presented to be separately reported as a discontinued operations in accordance with ASC 205-20, "Presentation of Financial Statements".

3.  Intangible Assets and Goodwill
Prior to our annual goodwill impairment testing at the end of fiscal 2013, we had goodwill of $11,957 for two reporting units in the Interconnect segment and goodwill of $5,276 for two reporting units in the Power Products segment, for a total of $17,233. We performed "step one" of the goodwill test on the four reporting units. Based on this test, we determined that the fair value for three of the reporting units exceeded their carrying values by approximately 16% to 75%, and one reporting unit was less than the carrying value of the net assets. We completed "step two" of the goodwill test for our Eetrex reporting unit which had a fair value less than the carrying value and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $4,326 in our Power Products segment related to these assets. The assumptions used in the valuation of these reporting units were made using management's most recent projections which are considered level 3 inputs in the fair value hierarchy. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

The fair value of our trademarks are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate which are considered level 3 inputs in the fair value hierarchy. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. Based on results of our impairment test performed on one reporting unit in the Interconnect segment as of April 27, 2013, no impairment was determined to exist. The fair values of the trademarks tested exceeded their carrying value by approximately 45%.

Goodwill increased $794 in fiscal 2013 related to the purchase of the Hetronic Italy business. See Note 2 for more information.

Goodwill increased $4,326 in fiscal 2011 related to the purchase a controlling interest in Eetrex. See Note 2 for more information. As noted above, the goodwill was subsequently impaired and written-off in fiscal 2013.

The following table shows the roll-forward of goodwill in the financial statements resulting from our acquisition activities for fiscal 2011 and 2013. There was no goodwill activity during fiscal 2012.

	Interconnect	Power Products	Total
Balance as of May 1, 2010	$11,146	$950	$12,096

Attibutable to 2011 acquisitions	—	4,326	4,326
Balance as of April 30, 2011	$11,146	$5,276	$16,422

No activity	—	—	—
Balance as of April 28, 2012	$11,146	$5,276	$16,422

Impairment	—	(4,326)	(4,326)
Attibutable to 2013 acquisitions	794	—	794
Foreign currency translation	17	—	17
Balance as of April 27, 2013	$11,957	$950	$12,907

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of April 27, 2013
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16,579	$14,213	$2,366	10.9
Trade names, patents and technology licenses	25,774	11,779	13,995	10.4
Covenants not to compete	119	14	105	4.4
Total	$42,472	$26,006	$16,466

	As of April 28, 2012
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$14,995	$13,720	$1,275	11.7
Trade names, patents and technology licenses	25,774	10,429	15,345	11.8
Covenants not to compete	480	480	—	—
Total	$41,249	$24,629	$16,620

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2014	$1,764
2015	1,719
2016	1,537
2017	1,473
2018	1,377

As of April 27, 2013 and April 28, 2012, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

4.  Shareholders’ Equity

Preferred Stock.  We have 50,000 authorized shares of Series A Junior Participating Preferred Stock, par value $100 per share, of which none were outstanding during any of the periods presented.

Common Stock.   The number of shares of common stock, par value $0.50 per share, authorized, issued and outstanding and in treasury, was as follows:

	April 27, 2013	April 28, 2012
Authorized	100,000,000	100,000,000
Issued and outstanding	38,455,853	38,375,678
In treasury	1,342,188	1,342,188

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Dividends

We paid dividends totaling $10,378, $10,364 and $10,329 during fiscal 2013, 2012 and 2011, respectively.  We intend to retain the remainder of our earnings not used for dividend payments to provide funds for the operation and expansion of our business.

2010 Stock Plan

The 2010 Stock Plan permits a total of 2,000,000 shares of our common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance share units. The 2010 Stock Plan is designed to allow for "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended ("Code"). As such, qualified awards payable pursuant to the 2010 Stock Plan should be deductible for federal income tax purposes under most circumstances. As of April 27, 2013, there were 596,000 shares still available for award under the 2010 Stock Plan.

Stock Options Awarded Under the 2010 Stock Plan

In fiscal 2013, our Compensation Committee awarded options to purchase 120,000 shares of our common stock to our executive officers. In each of fiscal 2012 and fiscal 2011, the Compensation Committee approved the award of options to purchase 128,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest 33.3% each year over a three-year period.  The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for fiscal 2013 and 2012:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 30, 2011	128,000	$9.24
Awarded	128,000	10.70
Exercised	—	—
Cancelled	(16,000)	9.97
Outstanding at April 28, 2012	240,000	$9.97
Awarded	120,000	$8.64
Exercised	—	—
Cancelled	—	—
Outstanding at April 27, 2013	360,000	$9.53

Options Outstanding at April 27, 2013
Shares	Exercise Price	Avg. Remaining Life (Years)
120,000	$9.24	7.6
120,000	$10.70	8.3
120,000	$8.64	9.3
360,000	$9.53

Options Exercisable at April 27, 2013
Shares	Exercise Price	Avg. Remaining Life (Years)
80,000	$9.24	7.6
40,000	$10.70	8.3
120,000	$9.73

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The options outstanding had an intrinsic value of $1,628 at April 27, 2013. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on April 27, 2013.

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010 Stock Plan
	Fiscal 2013	Fiscal 2012	Fiscal 2011
	Awards	Awards	Awards
Average expected volatility	66.15%	52.76%	85.83%
Average risk-free interest rate	0.39%	0.63%	0.60%
Dividend yield	2.94%	2.66%	3.49%
Expected life of options (in years)	7.18	7.03	7.03
Weighted-average grant-date fair value	$4.13	$4.27	$5.19

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

Restricted Stock Awards and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2012, our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management. The performance measure is the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the RSAs will lapse, one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited.

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

During fiscal 2011, our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units ("RSUs") to certain executive officers. The restricted stock units will vest 20% each year on the last day of our fiscal year and be 100% vested on the last day of fiscal 2015, provided the executive remains employed. The shares of common stock underlying the vested RSUs will not be delivered to the employee until after the employee terminates employment from the Company or upon change of control.

Below are key elements related to the stock options, performance-based restricted stock awards and time-based restricted stock units issued in fiscal 2013, 2012 and 2011 under the 2010 Stock Plan:

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

Tandem Cash Award - The executives were also granted RSA tandem cash awards. These cash incentive awards will become payable if performance under the RSAs described above exceeds target performance. If the performance measure target for the RSAs is exceeded, the amount payable under the RSA tandem cash awards will equal the product of the closing price of our common stock as of May 1, 2015 and the number of RSAs awarded to such executive officers not to exceed 40% of the awarded RSAs. In fiscal 2013, we recorded a compensation expense of $2,129 related to the tandem cash award. We had not previously recorded any expense for the tandem cash awards.  The applicable accounting guidance required the Company to record this expense in light of management's current expectations for fiscal 2015 performance.  The expense recorded assumes that the Company will achieve the maximum level of performance under these awards.

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

Change of Control (Stock Options) - In the event of a change in control, the vesting of all outstanding option awards will be accelerated.

The following table summarizes the RSA and RSU activity for fiscal 2013 and 2012 under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 30, 2011	640,000	256,000
Awarded	100,000	—
Vested	—	(60,000)
Forfeited and Cancelled	(40,000)	(16,000)
Unvested and unissued at April 28, 2012	700,000	180,000
Awarded	—	—
Vested	—	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at April 27, 2013	700,000	120,000

			Weighted Average Value	Probable Unearned Compensation Expense at April 27, 2013	Target Unearned Compensation Expense at April 27, 2013
Grant Fiscal Year	Number of Shares Granted, less Forfeitures	Vesting Period
2011	600,000	5-year RSA cliff, performance based	$9.70	$2,602	$2,602
2011	300,000	5-year RSU, equal annual installments	9.70	427	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	482	482

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

2007 Stock Plan

The 2007 Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is canceled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  As of April 27, 2013, there were 177,821 shares still available for award under the 2007 Stock Plan.

Upon adoption of the 2010 plan, the Board of Directors has determined that the 2007 Stock Plan will only be used for equity awards to our independent directors and non-executive employees.

Stock Options Awarded Under the 2007 Stock Plan

In fiscal 2013, our Compensation Committee awarded options to purchase 42,500 shares of our common stock to certain non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

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

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan as of April 27, 2013:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 1, 2010	595,500	$4.77

Awarded	125,000	10.55
Exercised	—	—
Cancelled	—	—
Outstanding at April 30, 2011	720,500	$5.77

Awarded	52,500	8.10
Exercised	(10,000)	6.46
Cancelled	(25,000)	9.73
Outstanding at April 28, 2012	738,000	$5.79

Awarded	42,500	8.64
Exercised	(2,500)	8.10
Cancelled	—	—
Outstanding at April 27, 2013	778,000	$5.94

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Options Outstanding
at April 27, 2013

Shares	Exercise Price	Avg. Remaining Life (Years)
285,000	$2.72	6.0
260,000	6.46	6.3
35,500	8.13	6.7
105,000	10.55	7.3
50,000	8.10	8.5
42,500	8.64	9.3
778,000	$5.94

Options Exercisable
at April 27, 2013

Shares	Exercise Price	Avg. Remaining Life (Years)
285,000	$2.72	6.0
260,000	6.46	6.3
35,500	8.13	6.7
105,000	10.55	7.3
15,000	8.10	8.5
700,500	$5.67

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2013 Awards	Fiscal 2012 Awards	Fiscal 2011 Awards
Average expected volatility	66.15%	63.55%	85.59%
Average risk-free interest rate	0.39%	0.35%	1.09%
Dividend yield	2.94%	2.84%	3.63%
Expected life of options	7.18 years	7.03 years	7.03 years
Weighted-average grant-date fair value	$4.13	$3.75	$5.88

The options outstanding had an intrinsic value of $6,308 at April 27, 2013.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code.  The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid.   The RSU’s were fully vested as of April 27, 2013.  As of April 27, 2013, no shares have been delivered in connection with the RSUs.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

At the beginning of fiscal 2013, there were no RSAs outstanding under the 2007 Stock Plan. We issued 27,000, 28,860 and 24,000 restricted shares to our independent directors, in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, all of which vested immediately upon grant.

The following table summarizes the RSA activity under the 2007 Stock Plan:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Unvested at beginning of fiscal year	—	—	25,350
Awarded	27,000	28,860	24,000
Vested	(27,000)	(28,860)	(47,600)
Forfeited	—	—	(1,750)
Unvested at end of period	—	—	—

2000 and 2004 Stock Plans

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

Options to purchase 72,585 shares of our common stock were granted in previous years under the 2000 and 2004 Stock Plans and are outstanding and exercisable as of April 27, 2013.  Options to purchase 128,105 and 96,934 shares of our common stock expired during fiscal 2013 and fiscal 2011, respectively.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 Stock Plans for fiscal 2013, 2012 and 2011:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
May 1, 2010	529,776	$10.10	529,776	$10.10

Granted	—	—
Exercised	(150,075)	6.85
Cancelled	(96,934)	13.03
April 30, 2011	282,767	$10.82	282,767	$10.82

Granted	—	—
Exercised	(21,975)	9.02
Cancelled	(9,427)	11.32
April 28, 2012	251,365	10.96	251,365	10.96

Granted	—	—
Exercised	(50,675)	11.44
Cancelled	(128,105)	10.50
April 27, 2013	72,585	$11.44	72,585	$11.44

Options Outstanding and Exercisable
at April 27, 2013

Shares	Wtd. Avg. Exercise Price	Avg. Remaining Life (Years)
72,585	11.44	0.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010, 2007, 2004 and 2000 stock plans in the selling and administrative section of our consolidated statement of operations. Our awards subject to graded vesting are recognized using the accelerated recognition method. As of April 27, 2013, we had $4,031 of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 2.3 years.

The table below summarizes the expense related to the equity awards for fiscal 2013, 2012 and 2011.

	Compensation Expense
	Fiscal 2013	Fiscal 2012	Fiscal 2011
2010 Stock Plan:
RSAs	$1,486	$1,415	$642
RSUs	532	924	1,033
Stock options	548	553	200
Total 2010 Stock Plan	$2,566	$2,892	$1,875

2007 Stock Plan:
RSAs	$233	$309	$343
Stock options	453	775	788
Total 2007 Stock Plan	$686	$1,084	$1,131

Total Compensation Expense	$3,252	$3,976	$3,006

5.  Employee 401(k) Savings Plan

We have an Employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the Employee 401(k) Savings Plan were $1,341, $1,326 and $1,261 in fiscal 2013, 2012 and 2011, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

6.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	April 27, 2013	April 28, 2012
Deferred tax liabilities:
Accelerated tax depreciation	$4,161	$2,664
Unremitted earnings	751	9,539
Deferred income	1,130	1,212
	6,042	13,415
Deferred tax assets:
Deferred compensation and stock award amortization	6,096	4,472
Inventory valuation differences	1,877	1,488
Property valuation differences	790	5,282
Accelerated book amortization	12,714	15,112
Environmental reserves	1,132	1,152
Bad debt reserves	243	591
Vacation accruals	986	963
Restructuring accruals	—	—
Foreign investment tax credit	21,469	24,303
Net operating loss carryovers	11,802	24,520
Foreign tax credits	7,661	1,393
Other accruals	1,160	888
	65,930	80,164
Less valuation allowance	42,436	57,279
Total deferred tax assets	23,494	22,885
Net deferred tax assets	$17,452	$9,470
Balance sheet classification:
Current asset	$3,313	$3,529
Non-current asset	14,767	15,072
Current liability	(628)	(9,131)
	$17,452	$9,470

In addition to the deferred tax assets listed in the table above, the Company had an unrecorded tax benefit of $393 at April 27, 2013, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for the Company's common stock issued under the Company's stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into our federal and state net operating loss carry forwards, which are discussed below.

At April 27, 2013, we had valuation allowances against our deferred tax assets of $42,436.  In accordance with ASC No. 740, “Income Taxes”, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  In fiscal 2010, we utilized all ability to carry-back federal U.S. losses to prior years.  Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

The federal and state NOL carry forwards relate to the current and prior years’ NOLs, which may be used to reduce tax liabilities in future years.  If not realized, the federal tax benefits of $7,782 expire over a twenty year period.  If not realized, the state tax benefits of $4,020 expire over a twelve to twenty year period.

The foreign tax credit carry-forward relates to the current year, which may be used to reduce tax liabilities in future years. If not realized, the federal tax benefits of $7,661 expire over a ten-year period.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $21,469 as of April 27, 2013 can be carried forward indefinitely.  We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period.  Valuation allowances of $7,226 as of April 27, 2013 have been provided for this excess.

Components of income/(loss) before income taxes are as follows:

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Domestic source	$(1,221)	$(32,418)	$(20,658)
Foreign source	39,172	43,791	35,120
Income/(loss) before income tax	$37,951	$11,373	$14,462

Income taxes from continuing operations consisted of the following:

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Current
Federal	$7	$36	$(2,703)
Foreign	4,597	5,672	4,179
State	109	(533)	(345)
Subtotal	4,713	5,175	1,131

Deferred
Federal and state	—	119	(3,198)
Foreign	(7,206)	(2,058)	(2,009)
Subtotal	(7,206)	(1,939)	(5,207)
Total income tax/(benefit)	$(2,493)	$3,236	$(4,076)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	April 27, 2013		April 28, 2012		April 30, 2011
Income tax at statutory rate	$13,283	35.0%	$4,067	35.0%	$5,169	35.0%
Effect of:
State income taxes, net of federal benefit	98	0.3%	29	0.3%	84	0.6%
Foreign operations with lower statutory rates	(11,414)	(30.1)%	(10,955)	(94.3)%	(10,640)	(72.1)%
Foreign losses with no tax benefit	1,897	5.0%	845	7.3%	289	2.0%
Foreign investment tax credit (FTC)	(7,519)	(19.8)%	(791)	(6.8)%	(1,276)	(8.6)%
Change in tax contingency reserve	(20)	(0.1)%	(251)	(2.2)%	(2,716)	(18.4)%
Goodwill impairment	1,514	4.0%	—	—%	—	—%
Change in permanent reinvestment assertion	—	—%	9,613	82.7%	—	—%
Change in valuation allowance	(1,234)	(3.3)%	392	3.4%	5,613	38.0%
Other, net	902	2.4%	287	2.5%	(599)	(4.1)%
Income tax provision	$(2,493)	(6.6)%	$3,236	27.9%	$(4,076)	(27.6)%

We paid income taxes of $5,878 in fiscal 2013, $4,028 in 2012 and $5,187 in fiscal 2011.  In fiscal 2011, we received a tax refund of $13,208 in the U.S.  No provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested in our foreign operations.  If the undistributed net income of $149,146 were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $52,201, before available foreign tax credits.  It is not practical to estimate the amount of foreign tax withholdings or foreign tax credits that may be available. We record investment tax credits using the "flow through" method.

Income tax provision (benefit) allocated to continuing operations and discontinued operations were as follows for the years ended:

	Fiscal Year
	2013	2012	2011
Continuing operations	$(2,493)	$3,236	$(4,076)
Discontinued operations	—	—	3,493
Total tax provision	$(2,493)	$3,236	$(583)

 As of April 27, 2013, our gross unrecognized tax benefits totaled $393.  After considering the federal impact on the state issues, $29 of this total would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 28, 2012	$66
Increases for positions related to the prior years	263
Increases for positions related to the current year	100
Decreases for positions related to the prior years	—
Lapsing of statutes of limitations	(36)
Balance at April 27, 2013	$393

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The U.S. federal statute of limitations remains open for fiscal year ended May 1, 2010.  Generally, the fiscal years ended May 1, 2010 and forward remain open under the state statute of limitations.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $60 accrued for interest and no accrual for penalties at April 27, 2013.  We recorded an interest expense related to unrecognized tax provision of $1 in fiscal 2013 and no expense for penalties.

7.  Income Per Share Attributable to Methode Shareholders

Basic income per share attributable to Methode shareholders ("basic earnings per share") is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period.  Diluted income per share attributable to Methode shareholders ("diluted income per share") is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 28, 2011
Numerator:
Income from continuing operations, net of tax	$40,738	$8,383	$18,845
Income from discontinued operations, net of tax	—	—	655
Net income attributable to Methode Electronics, Inc.	$40,738	$8,383	$19,500

Denominator:
Denominator for basic earnings per share-weighted average shares	37,406,386	37,366,505	37,128,157
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	480,240	225,475	710,511
Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	37,886,626	37,591,980	37,838,668

Basic income per share:
Continuing operations	$1.09	$0.22	$0.51
Discontinued operations	$—	$—	$0.02
Basic income per share	$1.09	$0.22	$0.53

Diluted income per share:
Continuing operations	$1.08	$0.22	$0.50
Discontinued operations	$—	$—	$0.02
Diluted income per share	$1.08	$0.22	$0.52

Options to purchase 297,585, 834,412 and 135,990 shares of common stock were outstanding at April 27, 2013, April 28, 2012 and April 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

8.  Environmental Matters

We are not aware of any potential unasserted environmental claims that may be brought against us.  We are involved in environmental investigations and/or remediation at two of our plant sites no longer used for operations.  We use environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements.  Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated.  A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology.  Considering these factors, we have estimated (without discounting) the costs of remediation, which will be incurred over a period of several years.  Recovery from insurance or other third parties is not anticipated.  We are not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2015.

At April 27, 2013 and April 28, 2012, we had accruals, primarily based upon independent engineering studies, for environmental matters of $2,829 and $2,881, respectively, of which $500 was classified in other accrued expenses and the remainder was included in other long-term liabilities on our consolidated balance sheet.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2013, we spent $351 on remediation cleanups and related studies compared with $1,501 in fiscal 2012 and $527 in fiscal 2011.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2013, 2012 or 2011.

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

10.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 19.9% and 16.7% of consolidated net sales in fiscal 2013; two customers accounted for 18.7% and 18.5% of consolidated net sales, respectively in fiscal 2012 and two customers accounted for 17.9% and 17.6% of consolidated net sales in fiscal 2011.

At April 27, 2013 and April 28, 2012, accounts receivable from customers in the automotive industry were approximately $40,744 and $31,850, respectively, which included $16,090 and $8,260, respectively, at our Maltese subsidiary.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers generally have been within management’s expectation.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

11.  Line of Credit

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions. On September 21, 2012, we entered into an amendment to the Amended and Restated Credit Agreement which increased the maximum principal amount of the credit facility from $75,000 to $100,000, with an option to increase the principal amount by up to an additional $50,000, subject to customary conditions and approval of the lender(s) providing new commitment(s). The amendment also extended the maturity date from February 25, 2016 to September 21, 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At April 27, 2013, the interest rate on the credit facility is 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At April 27, 2013, we were in compliance with the covenants of the agreement. During fiscal 2013, we had borrowings of $37,000 and payments of $42,481, which includes interest of $981 under this credit facility. As of April 27, 2013, there were outstanding balances against the credit facility of $43,500.  There was $56,500 available to borrow under the credit facility as of April 27, 2013, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of April 27, 2013.
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

ASC No. 280, “Segment Reporting” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources.  The CODM, as defined by ASC No. 280, is the Company’s President and Chief Executive Officer (“CEO”).

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

The tables below presents information about our reportable segments:

	Fiscal Year Ended April 27, 2013
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$311,028	$142,619	$52,839	$16,787	$(3,437)	$519,836
Transfers between segments	(893)	(2,393)	(169)	(136)	3,591	—
Net sales to unaffiliated customers	$310,135	$140,226	$52,670	$16,651	$154	$519,836

Income/(loss) from operations	$38,789	$18,993	$(2,111)	$3,502	$(19,995)	$39,178
Interest income, net						(30)
Other expense, net						1,257
Income before income taxes						$37,951

Depreciation and amortization	$11,315	$2,971	$2,442	$906	$1,172	$18,806

Identifiable assets	$276,911	$138,044	$30,752	$5,157	$(15,925)	$434,939

	Fiscal Year Ended April 28, 2012
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$274,681	$130,572	$52,447	$14,036	$(6,641)	$465,095
Transfers between segments	(3,074)	(2,864)	(434)	(105)	6,477	—
Net sales to unaffiliated customers	$271,607	$127,708	$52,013	$13,931	$(164)	$465,095

Income/(loss) from operations	$10,045	$18,127	$1,698	$(217)	$(18,296)	$11,357
Interest (income)/expense, net						(288)
Other (income)/expense, net						272
Income/(loss) before income taxes						$11,373

Depreciation and amortization	$9,012	$3,011	$2,281	$784	$1,071	$16,159

Identifiable assets	$225,814	$135,549	$36,490	$5,827	$(32)	$403,648

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended April 30, 2011
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$228,362	$139,877	$50,768	$13,052	$(3,844)	$428,215
Transfers between segments	(2,315)	(1,096)	(353)	(71)	3,835	—
Net sales to unaffiliated customers	$226,047	$138,781	$50,415	$12,981	$(9)	$428,215

Income (loss) from operations	$13,325	$19,989	$3,630	$(2,032)	$(18,968)	$15,944
Interest, (income)/expense, net						198
Other (income)/expense						1,284
Income/(loss) before income taxes						$14,462

Depreciation and amortization	$7,704	$3,579	$2,283	$698	$1,492	$15,756

Identifiable assets	$167,991	$122,687	$42,330	$8,726	$(6,990)	$334,744

The following table sets forth certain geographic financial information for fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Net Sales:
North America	$260,287	$204,697	$172,082
Asia Pacific	96,475	111,550	109,049
Europe	163,074	148,848	147,084
Total Net Sales	$519,836	$465,095	$428,215
Income (loss) before income taxes:
North America	$(12,162)	$(31,992)	$(33,953)
Asia Pacific	31,081	31,052	34,306
Europe	19,002	12,025	14,307
Income and expenses not allocated	30	288	(198)
Total Income before Income Taxes	$37,951	$11,373	$14,462

Property, Plant and Equipment:
North America	$54,540	$39,742	$26,505
Asia Pacific	7,501	8,819	7,867
Europe	36,317	28,591	27,139
Total Property, Plant and Equipment	$98,358	$77,152	$61,511

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

13.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2018.  Rental expense under non-cancelable operating leases amounted to $4,598, $4,713 and $4,313 in fiscal 2013, 2012 and 2011, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2014	$4,604
2015	2,566
2016	1,159
2017	749
2018	449

14.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $11,511 and $16,215 as of the fiscal year ended April 27, 2013 and April 28, 2012, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

15.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended April 27, 2013 and April 28, 2012:

	Fiscal 2013 Quarter Ended
	July 28	October 27	January 26	April 27
Net sales	$118,737	$129,758	$122,982	$148,359
Gross profit	21,466	22,292	20,033	27,845
Net income attributable to Methode Electronics, Inc.	3,889	23,363	3,325	10,161
Net income per basic common share	$0.10	$0.62	$0.09	$0.28
Net income per diluted common share	$0.10	$0.62	$0.09	$0.27

	Fiscal 2012 Quarter Ended
	July 30	October 29	January 28	April 28
Net sales	$110,804	$115,890	$112,000	$126,401
Gross profit	19,980	20,918	19,254	22,962
Net income attributable to Methode Electronics, Inc.	1,494	311	809	5,769
Net income per basic and diluted common share	$0.04	$0.01	$0.02	$0.15

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

 Significant Items for Fiscal 2013

The second quarter of fiscal 2013 includes pre-tax income from Delphi settlement of $20,000. The fourth quarter of fiscal 2013 includes a goodwill impairment charge of $4,326 related to our Eetrex reporting unit in the Power Products segment.

Significant Items for Fiscal 2012

The first, second, third and fourth quarter of fiscal 2012 includes pre-tax legal fees relating to the Delphi supply agreement and patent lawsuit of $1,047, $1,185, $530 and $940, respectively.

Significant Items for Fiscal 2011

The second quarter of fiscal 2011 includes a pre-tax charge of $3,834 for litigation regarding unsecured claims related to the Delphi bankruptcy. The litigation was settled in the third quarter of fiscal 2011 for $2,068, resulting in a reversal of expense of $1,766. The fourth quarter of fiscal 2011 includes an after tax gain on the sale of a business of $655. In addition, the first, second, third and fourth quarter of fiscal 2011 includes pre-tax legal fees relating to the Delphi supply agreement and patent lawsuit of $1,474, $924, $1,123 and $1,247, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C				COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED APRIL 27, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,279	$106		$(4)	(1)	$359	(2)	$1,022
Deferred tax valuation allowance	57,279	—		—		14,843	(3)	42,436

YEAR ENDED APRIL 28, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,140	$495		$(48)	(1)	$308	(2)	$1,279
Deferred tax valuation allowance	54,015	14,792	(4)	(1,306)	(1)	10,222	(5)	57,279

YEAR ENDED APRIL 30, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,102	$249		$304	(1)	$515	(2)	$1,140
Deferred tax valuation allowance	48,402	7,088	(4)	582	(1)	2,057		54,015
 ______________________________________
(1) Impact of foreign currency translation and other reclassifications.
(2) Uncollectible accounts written off, net of recoveries.
(3) Primarily represents changes in Malta valuation allowance and changes in temporary items.
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
10.43
First Amendment to Amended and Restated Credit Agreement, dated September 21, 2012, among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (16)

Exhibit Number	Description
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File
____________________________________________

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant's Form 8-K filed March 18, 2013, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 10-Q for the three months ended October 31, 2000, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 8-K filed December 7, 2004, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-Q for the three months ended January 27, 2007, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(11)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.

(13)	Previously filed with Registrant's Form 8-K filed October 20, 2010, and incorporated herein by reference.

(14)	Previously filed with Registrant's Form 8-K filed November 12, 2010, and incorporated herein by reference.

(15)	Previously filed with Registrant’s Form 10-Q filed March 3, 2011, and incorporated herein by reference.

(16)	Previously filed with Registrant’s Form 8-K filed September 24, 2012, and incorporated herein by reference.
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