Form 10-Q
period 2013-07-27
METHODE ELECTRONICS INC
filed 2013-08-29
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 27, 2013

or

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

At August 27, 2013, registrant had 37,257,672 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 27, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	As of	As of
	July 27, 2013	April 27, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,412	$65,811
Accounts receivable, net	135,585	119,816
Inventories:
Finished products	18,356	11,736
Work in process	10,695	10,220
Materials	39,961	37,973
	69,012	59,929
Deferred income taxes	3,367	3,313
Prepaid and refundable income taxes	269	326
Prepaid expenses and other current assets	10,572	9,459
TOTAL CURRENT ASSETS	292,217	258,654
PROPERTY, PLANT AND EQUIPMENT	305,709	297,255
Less allowances for depreciation	205,391	198,897
	100,318	98,358
GOODWILL	12,922	12,907
INTANGIBLE ASSETS, net	16,032	16,466
PRE-PRODUCTION COSTS	14,891	11,511
OTHER ASSETS	37,513	37,043
	81,358	77,927
TOTAL ASSETS	$473,893	$434,939
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$76,166	$61,541
Other current liabilities	27,140	28,930
TOTAL CURRENT LIABILITIES	103,306	90,471
LONG-TERM DEBT	52,500	43,500
OTHER LIABILITIES	3,705	3,294
DEFERRED COMPENSATION	9,073	8,090
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,579,860 and 38,455,853 shares issued as of July 27, 2013 and April 27, 2013, respectively	19,290	19,228
Additional paid-in capital	83,650	81,472
Accumulated other comprehensive income	18,123	15,680
Treasury stock, 1,342,188 shares as of July 27, 2013 and April 27, 2013	(11,377)	(11,377)
Retained earnings	195,374	184,368
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	305,060	289,371
Noncontrolling interest	249	213
TOTAL EQUITY	305,309	289,584
TOTAL LIABILITIES AND EQUITY	$473,893	$434,939

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except per share data)

	Three Months Ended
	July 27, 2013	July 28, 2012

Net sales	$167,266	$118,737

Cost of products sold	133,285	97,271

Gross profit	33,981	21,466

Selling and administrative expenses	18,855	17,296

Income from operations	15,126	4,170

Interest (income)/expense, net	59	(46)
Other (income)/expense, net	125	(41)

Income before income taxes	14,942	4,257

Income tax expense	1,299	430

Net income	13,643	3,827

Less: Net income/(loss) attributable to noncontrolling interest	32	(62)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$13,611	$3,889

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.36	$0.10
Diluted	$0.36	$0.10
Cash dividends:
Common stock	$0.07	$0.07
Weighted average number of Common Shares outstanding:
Basic	37,552,740	37,391,831
Diluted	38,251,312	37,893,873

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
($ in thousands)

	Three Months Ended
	July 27, 2013	July 28, 2012

Net income	$13,643	$3,827

Foreign currency translation adjustment	2,447	(6,937)
Comprehensive income/(loss)	16,090	(3,110)
Less: Comprehensive income/(loss) attributable to non-controlling interest	36	(73)
Comprehensive income/(loss) attributable to Methode Electronics, Inc.	$16,054	$(3,037)

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	Three Months Ended
	July 27, 2013	July 28, 2012
OPERATING ACTIVITIES
Net income	$13,643	$3,827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	5,196	3,910
Amortization of intangibles	461	404
Amortization of stock awards and stock options	1,166	991
Changes in operating assets and liabilities	(11,988)	(2,945)
Other	236	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,714	6,187

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,345)	(11,415)
NET CASH USED IN INVESTING ACTIVITIES	(9,345)	(11,415)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,075	—
Cash dividends	(2,605)	(2,592)
Proceeds from borrowings	14,500	8,500
Repayment of borrowings	(5,500)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,470	5,908

Effect of foreign currency exchange rate changes on cash	762	(2,330)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,601	(1,650)
Cash and cash equivalents at beginning of period	65,811	86,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,412	$85,147

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of July 27, 2013 and results of operations for the three months ended July 27, 2013 and July 28, 2012 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 27, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 27, 2013, filed with the SEC on June 20, 2013.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the consolidated statements of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of fiscal 2014, which began April 28, 2013. The adoption of ASU 2013-02 did not have a material impact on our financial statements.

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

The following table shows the roll-forward of goodwill in the financial statements for the three months ended July 27, 2013:

	As of July 27, 2013

		Power
	Interconnect	Products	Total
Balance as of April 27, 2013	$11,957	$950	$12,907
Foreign currency translation	15	—	15
Balance as of July 27, 2013	$11,972	$950	$12,922

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

The following tables present details of the Company’s intangible assets:

	As of July 27, 2013
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,579	$14,347	$2,232	10.6
Trade names, patents and technology licenses	25,774	12,073	13,701	10.1
Covenants not to compete	119	20	99	4.2
Total	$42,472	$26,440	$16,032

	As of April 27, 2013
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,579	$14,213	$2,366	10.9
Trade names, patents and technology licenses	25,774	11,779	13,995	10.4
Covenants not to compete	119	14	105	4.4
Total	$42,472	$26,006	$16,466

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2014	$1,746
2015	1,725
2016	1,541
2017	1,476
2018	1,379

As of July 27, 2013 and April 27, 2013, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

4.             INCOME TAXES

At July 27, 2013 and April 27, 2013, we had valuation allowances against our deferred tax assets of $44,508 and $42,436, respectively.  In accordance with ASC No. 740, “Income Taxes,” a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized.  Future realization depends on the existence of sufficient taxable income within the carry-forward period available under the tax laws.  Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry-back years and tax planning strategies.  These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years.

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

The Company recognized an income tax provision of $1,299 and $430 for the three months ended July 27, 2013 and July 28, 2012, respectively. The Company's effective tax rate was 8.7% and 10.0% for the three months ended July 27, 2013 and July 28, 2012, respectively. The income tax provision for the three months ended July 27, 2013 and July 28, 2012 is lower than the U.S. statutory rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and utilization of net operating loss carryovers.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $60 accrued at July 27, 2013 for the payment of interest and penalties.  The total unrecognized tax benefit as of July 27, 2013 was $393. There have been no changes to the accrued amounts in the current fiscal year.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2013, 2012, 2011 and 2010.

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the three-month periods presented:

	Three Months Ended
	July 27, 2013	July 28, 2012
Balance at the beginning of the period	38,455,853	38,375,678
Options exercised	97,007	—
Restricted stock awards vested	27,000	27,000
Balance at the end of the period	38,579,860	38,402,678

On July 26, 2013, we paid a quarterly dividend of $2,605.

Stock Options Granted Under the 2010 Stock Plan

In July 2013, the Compensation Committee approved the grant of options to purchase 120,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest one-third per year on each anniversary of the date of grant.  The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for the three months ended July 27, 2013:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 27, 2013	360,000	$9.53
Granted	120,000	17.27
Exercised	—	—
Cancelled	—	—
Outstanding at July 27, 2013	480,000	$11.46

Options Outstanding at July 27, 2013
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	120,000	7.3
$10.70	120,000	8.1
$8.64	120,000	9.1
$17.27	120,000	10.0
$11.46	480,000

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Options Exercisable at July 27, 2013
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	80,000	7.3
$10.70	80,000	8.1
$8.64	40,000	9.1
$9.70	200,000

The options outstanding had an intrinsic value of $3,618 at July 27, 2013. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 27, 2013.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2014	Fiscal 2013
	Awards	Awards
Average expected volatility	65.77%	66.15%
Average risk-free interest rate	0.65%	0.39%
Dividend yield	2.81%	2.94%
Expected life of options (in years)	7.61	7.18
Weighted-average grant-date fair value	$8.36	$4.13

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") Outstanding Under the 2010 Stock Plan

The following table summarizes the RSA and RSU activity for the three months ended July 27, 2013 for the RSA's and RSU's granted under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 27, 2013	700,000	120,000
Awarded	—	—
Vested	—	—
Forfeited and cancelled	—	—
Unvested and unissued at July 27, 2013	700,000	120,000

	Number of Shares Granted, less Forfeitures		Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year		Vesting Period		July 27, 2013	July 27, 2013
2011	600,000	5-year cliff, performance based	$9.70	$2,277	$2,277
2011	300,000	5-year, equal annual installments	9.70	353	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	440	440

Stock Options Granted Under the 2007 Stock Plan

In July 2013, our Compensation Committee awarded options to purchase 42,500 shares of our common stock to some non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for the three months ended July 27, 2013:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 27, 2013	778,000	$5.94
Granted	42,500	17.27
Exercised	(25,832)	10.08
Cancelled	—	—
Outstanding at July 27, 2013	794,668	$6.41

Options Outstanding at July 27, 2013
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	5.7
$6.46	260,000	6.0
$8.13	35,500	6.5
$10.55	85,000	7.1
$8.10	48,334	8.3
$8.64	38,334	9.1
$17.27	42,500	10.0
$6.41	794,668

Options Exercisable at July 27, 2013
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	285,000	5.7
$6.46	260,000	6.0
$8.13	35,500	6.5
$10.55	85,000	7.1
$8.10	13,334	8.3
$8.64	10,001	9.1
$5.57	688,835

The options outstanding had an intrinsic value of $10,002 at July 27, 2013.

We estimated the fair value of our employee stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2014	Fiscal 2013
	Awards	Awards
Average expected volatility	65.77%	66.15%
Average risk-free interest rate	0.65%	0.39%
Dividend yield	2.81%	2.94%
Expected life of options (in years)	7.61	7.18
Weighted-average grant-date fair value	$8.36	$4.13

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Restricted Stock Awards and Restricted Stock Units Outstanding Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends, however, a bonus in lieu of dividends is paid.  The RSU’s are fully vested as of July 27, 2013.  As of July 27, 2013, no shares have been delivered pursuant to the RSUs.

At the end of fiscal 2013, there were no RSAs outstanding under the 2007 Stock Plan. During the first quarter of fiscal 2014, we awarded 27,000 shares to our independent directors, all of which vested immediately upon grant.

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

There were no options to purchase shares of our common stock granted in previous years under the 2000 and 2004 Stock Plans outstanding of July 27, 2013.  Options to purchase 1,410 shares of our common stock expired in the first quarter of fiscal 2014.

The following tables summarize the stock option activity and related information for the stock options outstanding under the 2000 and 2004 Stock Plans for the three months ended July 27, 2013:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 27, 2013	73,185	$11.44
Exercised	(71,775)	11.44
Expired	(1,410)	11.44
Outstanding at July 27, 2013	—	$—

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010 and 2007 stock plans in the selling and administrative section of our consolidated statement of operations. There was no pre-tax compensation expense related to the 2000 and 2004 stock plans in either period presented. The table below summarizes the expense for the three months ended July 27, 2013 and July 28, 2012.

	Compensation Expense
	Three Months Ended
	July 27, 2013	July 28, 2012
2010 Stock Plan:
RSAs	$369	$366
RSUs	74	132
Stock options	101	133
Total 2010 Stock Plan	$544	$631

2007 Stock Plan:
RSAs	$466	$233
Stock options	156	127
Total 2007 Stock Plan	$622	$360

Total Compensation Expense	$1,166	$991

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 27, 2013	July 28, 2012
Numerator - net income attributable to Methode Electronics, Inc.	$13,611	3,889
Denominator:	—	—
Denominator for basic net income per share-weighted average shares	37,552,740	37,391,831
Dilutive potential common shares	698,572	502,042
Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	38,251,312	37,893,873

Net income per share:
Basic	$0.36	$0.10
Diluted	$0.36	$0.10

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

For the three months ended July 27, 2013 and July 28, 2012, options to purchase 162,500 shares and 761,685 shares, respectively, have been been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. In addition, options to purchase 700,000 shares have been excluded in the computation of net income per share for the three months ended July 27, 2013, as these shares are contingent on the Company's performance in fiscal 2015.

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

ASC No. 280, “Segment Reporting”, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources.  The CODM, as defined by ASC No. 280, is the Company’s President and Chief Executive Officer (“CEO”).

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 27, 2013.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.  The following tables present information regarding our segments:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended July 27, 2013
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$103,776	$44,280	$17,332	$2,711	$(833)	$167,266
Transfers between segments	(299)	(583)	(43)	(31)	956	—
Net sales to unaffiliated customers	$103,477	$43,697	$17,289	$2,680	$123	$167,266

Income (loss) from operations	$12,428	$7,440	$2,330	$158	$(7,230)	$15,126
Interest expense, net						59
Other expense, net						125
Income before income taxes						$14,942

	Three Months Ended July 28, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$71,307	$32,284	$12,167	$3,894	$(915)	$118,737
Transfers between segments	(263)	(569)	(48)	(27)	907	—
Net sales to unaffiliated customers	$71,044	$31,715	$12,119	$3,867	$(8)	$118,737

Income/(loss) from operations	$2,658	$4,874	$311	$949	$(4,622)	$4,170
Interest income, net						(46)
Other income, net						(41)
Income before income taxes						$4,257

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

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $14,891 and $11,511 as of July 27, 2013 and April 27, 2013, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

10.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100,000, with an option to increase the principal amount by an additional $50,000, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At July 27, 2013 the interest rate on the credit facility was 1.5% plus LIBOR. At July 27, 2013, we were in compliance with the covenants of the agreement. During the first quarter of fiscal 2014, we had borrowings of $14,500 and payments of $5,727, which includes interest of $227 under this credit facility. As of July 27, 2013, there were outstanding balances against the credit facility of $52,500.  There was $47,500 available to borrow under the credit facility as of July 27, 2013, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of July 27, 2013.

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

•	We face risks relating to our international operations, including political and economic instability, expropriation, or the imposition of government controls.

•	Our inability to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales could decline.

•	We are dependent on the availability and price of materials.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	Downturns in the automotive industry or the bankruptcy of certain automotive customers could reduce the sales and profitability of our business.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•
If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We are subject to continuing pressure to lower our prices.

•	We currently have a significant amount of our cash located outside the U.S.

•	We may be required to recognize impairment charges for our goodwill and indefinite-lived intangible assets.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	We may acquire businesses or divest business operations. These transactions may pose significant risks and may materially adversely affect our business, financial condition and operating results.

•	We could suffer significant business interruptions.

•	Unfavorable tax law changes may adversely affect our financial results.

•	Our information technology (“IT”) systems could be breached.

•
The SEC's annual disclosure and reporting requirements for those companies who use conflict minerals mined from the Democratic Republic of Congo (DRC) and adjoining countries may be difficult and costly to implement.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 27, 2013, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States. We are a global designer and manufacturer of electronic and electro-mechanical devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 27, 2013.

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

Results of Operations for the Three Months Ended July 27, 2013 as Compared to the Three Months Ended July 28, 2012

Consolidated Results

Below is a table summarizing results for the three months ended:
(in millions)
(“N/M” equals not meaningful)

	July 27, 2013	July 28, 2012	Net Change	Net Change
Net sales	$167.3	$118.7	$48.6	40.9%

Cost of products sold	133.3	97.3	36.0	37.0%

Gross profit	34.0	21.4	12.6	58.9%

Selling and administrative expenses	18.9	17.2	1.7	9.9%
Interest expense	0.1	—	0.1	N/M
Other expense	0.1	—	0.1	N/M
Income tax expense	1.3	0.4	0.9	225.0%
Net loss attributable to noncontrolling interest	—	(0.1)	0.1	N/M
Net income attributable to Methode Electronics, Inc.	$13.6	$3.9	$9.7	248.7%

Percent of sales:	July 27, 2013	July 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	79.7%	82.0%
Gross margins	20.3%	18.0%
Selling and administrative expenses	11.3%	14.5%
Interest expense	0.1%	—%
Other expense	0.1%	—%
Income tax expense	0.8%	0.3%
Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	8.1%	3.3%

Net Sales.  Consolidated net sales increased $48.6 million, or 40.9%, to $167.3 million for the three months ended July 27, 2013, from $118.7 million for the three months ended July 28, 2012.  The Automotive segment net sales increased $32.5 million, or 45.8%, to $103.5 million for the first quarter of fiscal 2014, from $71.0 million for the first quarter of fiscal 2013 primarily due to higher sales volumes.  The Interconnect segment net sales increased $12.0 million, or 37.9%, to $43.7 million for the first quarter of fiscal 2014, compared to $31.7 million for the first quarter of fiscal 2013, primarily due to higher sales volumes in white goods and data products.  The Power Products segment net sales increased $5.2 million, or 43.0%, to $17.3 million for the first quarter of fiscal 2014, compared to $12.1 million for the first quarter of fiscal 2013, primarily due to higher sales volumes for cabling and busbar products.  The Other segment net sales decreased $1.2 million, or 30.8%, to $2.7 million for the first quarter of fiscal 2014, as compared to $3.9 million for the first quarter of fiscal 2013, primarily due to lower sales volumes for our torque-sensing products.  Translation of foreign operations net sales for the three months ended July 27, 2013 increased reported net sales by $1.1 million or 0.7% due to average currency rate fluctuations in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, primarily due to the strengthening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $36.0 million, or 37.0%, to $133.3 million for the three months ended July 27, 2013, compared to $97.3 million for the three months ended July 28, 2012.  Consolidated cost of products sold as a percentage of sales was 79.7% for the first quarter of fiscal 2014, compared to 82.0% for the first quarter of fiscal 2013.  The Automotive segment experienced a decrease in cost of goods sold as a percentage of sales due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes. The Interconnect segment experienced an increase in cost of products sold as a percentage of sales primarily due to higher sales volumes for our white goods products, which have a higher material content than other product lines in the segment. The Power Products segment experienced a decrease in cost of products sold as a percentage of sales primarily due to favorable commodity pricing for raw materials and favorable product mix.

Gross Profit.  Consolidated gross profit increased $12.6 million, or 58.9%, to $34.0 million for the three months ended July 27, 2013, as compared to $21.4 million for the three months ended July 28, 2012.  Gross margins as a percentage of net sales increased to 20.3% for the three months ended July 27, 2013, compared to 18.0% for the three months ended July 28, 2012.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process in the Automotive segment. The Interconnect segment experienced a decrease in gross margins as a percentage of sales primarily due to higher sales volumes for our white goods products, which have a higher material content than other product lines in the segment. The Power Products segment experienced an increase in gross margins as a percentage of sales primarily due to favorable commodity pricing for raw materials and favorable product mix.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $1.7 million, or 9.9%, to $18.9 million for the three months ended July 27, 2013, compared to $17.2 million for the three months ended July 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 11.3% for the three months ended July 27, 2013 from 14.5% for the three months ended July 28, 2012. The decrease is primarily due to higher sales volumes. In the first quarter of fiscal 2014, compensation expense increased $1.7 million. In addition, expenses for marketing, depreciation and stock award amortization expense increased by $0.6 million, which was offset by lower legal fees of $0.6 million.

Income Tax Expense.  Income tax expense increased $0.9 million, or 225.0%, to $1.3 million for the three months ended July 27, 2013, compared to $0.4 million for the three months ended July 28, 2012.  The income tax expense for both the first quarter of fiscal 2014 and fiscal 2013 relates to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $9.7 million, or 248.7%, to $13.6 million for the three months ended July 27, 2013, compared to $3.9 million for the three months ended July 28, 2012.  The increase is primarily due to higher sales volumes, increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process, partially offset with higher compensation expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 27, 2013	July 28, 2012	Net Change	Net Change
Net sales	$103.5	$71.0	$32.5	45.8%

Cost of products sold	84.6	61.6	23.0	37.3%

Gross profit	18.9	9.4	9.5	101.1%

Selling and administrative expenses	6.5	6.7	(0.2)	(3.0)%

Income from operations	$12.4	$2.7	$9.7	359.3%

Percent of sales:	July 27, 2013	July 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	81.7%	86.8%
Gross margins	18.3%	13.2%
Selling and administrative expenses	6.3%	9.4%
Income from operations	12.0%	3.8%

Net Sales.  Automotive segment net sales increased $32.5 million, or 45.8%, to $103.5 million for the three months ended July 27, 2013, from $71.0 million for the three months ended July 28, 2012.  Net sales increased in North America $21.0 million, or 86.1%, to $45.4 million in the first quarter of fiscal 2014, compared to $24.4 million in the first quarter of fiscal 2013 due to the launch of our GM Center Console Program and increased sales volumes for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $7.6 million, or 26.1%, to $36.7 million in the first quarter of fiscal 2014, compared to $29.1 million in the first quarter of fiscal 2013, primarily due to new product launches for our hidden-switch products. Net sales in Asia increased $3.9 million, or 22.3%, to $21.4 million in the first quarter of fiscal 2014, compared to $17.5 million in the first quarter of fiscal 2013, primarily due to increased sales volumes for our steering-angle sensor and transmission lead-frame assembly products. Translation of foreign operations net sales for the three months ended July 27, 2013 increased reported net sales by $1.1 million, or 1.1%, due to average currency rates in the first quarter of fiscal 2014, compared to the average currency rates in the first quarter of fiscal 2013, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $23.0 million, or 37.3%, to $84.6 million for the three months ended July 27, 2013, from $61.6 million for the three months ended July 28, 2012.  The Automotive segment cost of products sold as a percentage of sales decreased to 81.7% in the first quarter of fiscal 2014, compared to 86.8% in the first quarter of fiscal 2013.  The decrease is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes.

Gross Profit.  Automotive segment gross profit increased $9.5 million, or 101.1%, to $18.9 million for the three months ended July 27, 2013, as compared to $9.4 million for the three months ended July 28, 2012.  The Automotive segment gross margins as a percentage of net sales were 18.3% for the three months ended July 27, 2013, as compared to 13.2% for the three months ended July 28, 2012.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 3.0%, to $6.5 million for the three months ended July 27, 2013, compared to $6.7 million for the three months ended July 28, 2012.  Selling and administrative expenses as a percentage of net sales were 6.3% for the three months ended July 27, 2013 and 9.4% for the three months ended July 28, 2012. Legal expenses decreased $0.6 million due to the settlement of the Delphi litigation in the second quarter of fiscal 2013, partially offset with higher selling and administrative expenses at our China operation of $0.2 million and $0.2 million of severance costs at our North American automotive operation.

Income from Operations.  Automotive segment income from operations increased $9.7 million, or 359.3%, to $12.4 million for the three months ended July 27, 2013, compared to $2.7 million for the three months ended July 28, 2012 due to increased sales, increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process and lower selling and administrative expenses.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 27, 2013	July 28, 2012	Net Change	Net Change
Net sales	$43.7	$31.7	$12.0	37.9%

Cost of products sold	31.8	22.4	9.4	42.0%

Gross profit	11.9	9.3	2.6	28.0%

Selling and administrative expenses	4.5	4.4	0.1	2.3%

Income from operations	7.4	4.9	2.5	51.0%

Percent of sales:	July 27, 2013	July 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	72.8%	70.7%
Gross margins	27.2%	29.3%
Selling and administrative expenses	10.3%	13.9%
Income from operations	16.9%	15.5%

Net Sales.  Interconnect segment net sales increased $12.0 million, or 37.9%, to $43.7 million for the three months ended July 27, 2013, from $31.7 million for the three months ended July 28, 2012.  Net sales increased in North America by $12.2 million, or 55.7%, to $34.1 million in the first quarter of fiscal 2014, compared to $21.9 million in the first quarter of fiscal 2013, primarily due to stronger sales volumes for our white goods and data solutions products. Net sales in Europe increased $0.6 million, or 10.3%, to $6.4 million in the first quarter of fiscal 2014, compared to $5.8 million in the first quarter of fiscal 2013, primarily due to higher radio remote control sales volumes as a result of the acquisition of our Hetronic Italy operation in September 2012. Net sales in Asia decreased $0.8 million, or 20.0%, to $3.2 million in the first quarter of fiscal 2014, compared to $4.0 million in the first quarter of fiscal 2013, primarily due to lower sales from certain legacy products resulting from the planned exit of a product line and lower radio remote control sales volumes.

Cost of Products Sold.  Interconnect segment cost of products sold increased $9.4 million, or 42.0%, to $31.8 million for the three months ended July 27, 2013, compared to $22.4 million for the three months ended July 28, 2012.  Interconnect segment cost of products sold as a percentage of net sales increased to 72.8% for the three months ended July 27, 2013, compared to 70.7% for the three months ended July 28, 2012.  The increase in cost of products sold as a percentage of sales is primarily due to higher sales volumes for our white goods products, which have a higher material content than other product lines in the segment.

Gross Profit.  Interconnect segment gross profit increased $2.6 million, or 28.0%, to $11.9 million for the three months ended July 27, 2013, compared to $9.3 million for the three months ended July 28, 2012.  Gross margins as a percentage of net sales decreased to 27.2% for the three months ended July 27, 2013, from 29.3% for the three months ended July 28, 2012.  The decrease in gross margins is primarily due to higher sales volumes for our white goods products, which have a higher material content, thus lower gross margins, than other product lines in the segment.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 2.3%, to $4.5 million for the three months ended July 27, 2013, compared to $4.4 million for the three months ended July 28, 2012.  The increase is primarily due to the Hetronic Italy acquisition. Selling and administrative expenses as a percentage of net sales decreased to 10.3% for the three months ended July 27, 2013, from 13.9% for the three months ended July 28, 2012. The decrease is primarily due to higher sales volumes.

Income from Operations.  Interconnect segment income from operations increased $2.5 million, or 51.0%, to $7.4 million for the three months ended July 27, 2013, compared to $4.9 million for the three months ended July 28, 2012, primarily due to higher sales volumes, partially offset with sales mix within the segment and higher selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 27, 2013	July 28, 2012	Net Change	Net Change
Net sales	$17.3	$12.1	$5.2	43.0%

Cost of products sold	13.4	10.1	3.3	32.7%

Gross profit	3.9	2.0	1.9	95.0%

Selling and administrative expenses	1.6	1.7	(0.1)	(5.9)%

Income from operations	$2.3	$0.3	$2.0	666.7%

Percent of sales:	July 27, 2013	July 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	77.5%	83.5%
Gross margins	22.5%	16.5%
Selling and administrative expenses	9.2%	14.0%
Income from operations	13.3%	2.5%

Net Sales.  Power Products segment net sales increased $5.2 million, or 43.0%, to $17.3 million for the three months ended July 27, 2013, compared to $12.1 million for the three months ended July 28, 2012.  Net sales increased in North America $1.5 million, or 19.0%, to $9.4 million in the first quarter of fiscal 2014, compared to $7.9 million in the first quarter of fiscal 2013, primarily due to higher sales volumes for our cabling and busbar products, partially offset by lower sales volumes for our heat sink products. Net sales in Europe increased $2.5 million, or 625.0%, to $2.9 million in the first quarter of fiscal 2014, compared to $0.4 million in the first quarter of fiscal 2012, due to launches of a by-pass switch for a substation and busbars for electric vehicles, both of which launched in the second half of fiscal 2013. Net sales in Asia increased $1.2 million, or 31.6%, to $5.0 million in the first quarter of fiscal 2014, compared to $3.8 million in the first quarter of fiscal 2013, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $3.3 million, or 32.7%, to $13.4 million for the three months ended July 27, 2013, compared to $10.1 million for the three months ended July 28, 2012.  The Power Products segment cost of products sold as a percentage of sales decreased to 77.5% for the three months ended July 27, 2013, from 83.5% for the three months ended July 28, 2012.  The decrease in cost of products sold as a percentage of sales is primarily due to favorable commodity pricing for raw materials and favorable product mix.

Gross Profit.  Power Products segment gross profit increased $1.9 million, or 95.0%, to $3.9 million in the first quarter of fiscal 2014, compared to $2.0 million in the first quarter of fiscal 2013.  Gross margins as a percentage of net sales increased to 22.5% for the three months ended July 27, 2013 from 16.5% for the three months ended July 28, 2012. The increase in gross margins is primarily due to favorable commodity pricing for raw materials and favorable product mix.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 5.9%, to $1.6 million for the three months ended July 27, 2013, compared to $1.7 million for the three months ended July 28, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 9.2% for the three months ended July 27, 2013 from 14.0% for the three months ended July 28, 2012. Selling and administrative expenses decreased due to lower commission and bonus expense in North America.

Income From Operations.  Power Products segment income from operations increased $2.0 million, or 666.7%, to $2.3 million for the three months ended July 27, 2013, compared to $0.3 million for the three months ended July 28, 2012, due to higher sales, favorable commodity pricing for raw materials, favorable product mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
(in millions)

	July 27, 2013	July 28, 2012	Net Change	Net Change
Net sales	$2.7	$3.9	$(1.2)	(30.8)%

Cost of products sold	1.9	2.4	(0.5)	(20.8)%

Gross profit	0.8	1.5	(0.7)	(46.7)%

Selling and administrative expenses	0.6	0.5	0.1	20.0%

Income from operations	$0.2	$1.0	$(0.8)	(80.0)%

Percent of sales:	July 27, 2013	July 28, 2012
Net sales	100.0%	100.0%
Cost of products sold	70.4%	61.5%
Gross margins	29.6%	38.5%
Selling and administrative expenses	22.2%	12.8%
Income from operations	7.4%	25.6%

Net Sales.  The Other segment net sales decreased $1.2 million, or 30.8%, to $2.7 million for the three months ended July 27, 2013, compared to $3.9 million for the three months ended July 28, 2012.  Net sales from our torque-sensing business decreased 60.0% in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, primarily due to the planned exit of certain product lines and lower demand in the e-bike and motorcycle markets.  Net sales from our testing facilities increased 13.3% in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013.

Cost of Products Sold.  Other segment cost of products sold decreased $0.5 million to $1.9 million for the three months ended July 27, 2013, compared to $2.4 million for the three months ended July 28, 2012. Cost of products sold as a percentage of sales increased to 70.4% in the first quarter of fiscal 2014, compared to 61.5% in the first quarter of fiscal 2013. The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies as a result of lower sales volumes in our torque-sensing business. In addition, our torque sensing business experienced additional manufacturing inefficiencies due to a planned move of production from our North American facility to our Malta facility. The Malta facility is expected to begin full production in the second quarter of fiscal 2014.

Gross Profit.  The Other segment gross profit decreased $0.7 million, or 46.7%, to $0.8 million for the three months ended July 27, 2013, compared to $1.5 million for the three months ended July 28, 2012.  The decrease in gross margins as a percentage of sales is primarily due to efficiencies caused by significantly lower sales volumes and the planned move of production.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 20.0%, to $0.6 million for the three months ended July 27, 2013, compared to $0.5 million for the three months ended July 28, 2012.  Selling and administrative expenses as a percentage of net sales increased to 22.2% for the three months ended July 27, 2013, from 12.8% for the three months ended July 28, 2012. Selling and administrative expenses increased primarily due to higher travel expenses in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013.

Income From Operations  The Other segment income from operations decreased $0.8 million, or 80.0%, to $0.2 million for the three months ended July 27, 2013, compared to $1.0 million for the three months ended July 28, 2012.  The decrease was primarily due to significantly lower sales volumes, production inefficiencies and higher travel expenses.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the $73.4 million of cash and cash equivalents, as of July 27, 2013, $69.2 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $28.1 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At July 27, 2013 the interest rate on the credit facility was 1.5% plus LIBOR. At July 27, 2013, we were in compliance with the covenants of the agreement. During the first quarter of fiscal 2014, we had borrowings of $14.5 million and payments of $5.7 million, which includes interest of $0.2 million under this credit facility. As of July 27, 2013, there were outstanding balances against the credit facility of $52.5 million.  There was $47.5 million available to borrow under the credit facility as of July 27, 2013, which does not include the option to increase the principal amount.

Cash Flow Operating Activities

Net cash provided by operating activities increased $2.5 million to $8.7 million for the first quarter of fiscal 2014, compared to $6.2 million for the first quarter of fiscal 2012, primarily driven by the increase of $9.8 million in net income, to $13.6 million in the first quarter of fiscal 2014, compared to $3.8 million in first quarter of fiscal 2013. The net changes in assets and liabilities resulted in a cash use of $12.0 million in first quarter of fiscal 2014, compared to cash use of $2.9 million in the first quarter of fiscal 2013. The increased cash use for these components in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 is primarily driven by increased sales and overall business levels in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.

Cash Flow Investing Activities

Net cash used in investing activities decreased by $2.1 million due to purchases of property, plant and equipment of $9.3 million for the three months ended July 27, 2013, compared to $11.4 million for the three months ended July 28, 2012.  Purchases for both periods primarily relate to plant expansion and equipment purchases in Europe and North America for products which launched in fiscal 2013 and the first quarter of fiscal 2014.

Cash Flow Financing Activities

Net cash provided by financing activities increased $1.6 million to cash provided of $7.5 million in the first three months of fiscal 2014, compared to cash provided of $5.9 million for the first three months of fiscal 2013.  During the first three months of fiscal 2014, the Company had net borrowings against the credit facility of $9.0 million, compared to $8.5 million in the first three months of fiscal 2013. We paid dividends of $2.6 million for both the first three months of fiscal 2014 and 2013. The first three months of fiscal 2014 includes $1.1 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.6 million as of July 27, 2013 and $2.5 million as of April 27, 2013.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $21.0 million at July 27, 2013 and $19.5 million at April 27, 2013.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk from our credit agreement, under which we had $52.5 million of net borrowings at July 27, 2013. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2014 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	August 29, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.