Form 10-Q
period 2013-10-26
METHODE ELECTRONICS INC
filed 2013-12-05
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 26, 2013

or

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

At December 3, 2013, registrant had 37,382,338 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 26, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	As of	As of
	October 26, 2013	April 27, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,819	$65,811
Accounts receivable, net	147,453	119,816
Inventories:
Finished products	15,567	11,736
Work in process	10,073	10,220
Materials	42,985	37,973
	68,625	59,929
Deferred income taxes	3,475	3,313
Prepaid and refundable income taxes	269	326
Prepaid expenses and other current assets	9,956	9,459
TOTAL CURRENT ASSETS	317,597	258,654
PROPERTY, PLANT AND EQUIPMENT	317,107	297,255
Less allowances for depreciation	214,249	198,897
	102,858	98,358
GOODWILL	12,955	12,907
INTANGIBLE ASSETS, net	15,625	16,466
PRE-PRODUCTION COSTS	16,138	11,511
OTHER ASSETS	37,324	37,043
	82,042	77,927
TOTAL ASSETS	$502,497	$434,939
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$78,410	$61,541
Other current liabilities	28,144	28,930
TOTAL CURRENT LIABILITIES	106,554	90,471
LONG-TERM DEBT	51,500	43,500
OTHER LIABILITIES	3,281	3,294
DEFERRED COMPENSATION	10,963	8,090
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,724,526 and 38,455,853 shares issued as of October 26, 2013 and April 27, 2013, respectively	19,362	19,228
Additional paid-in capital	85,582	81,472
Accumulated other comprehensive income	23,805	15,680
Treasury stock, 1,342,188 shares as of October 26, 2013 and April 27, 2013	(11,377)	(11,377)
Retained earnings	212,559	184,368
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	329,931	289,371
Noncontrolling interest	268	213
TOTAL EQUITY	330,199	289,584
TOTAL LIABILITIES AND EQUITY	$502,497	$434,939

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net sales	$190,914	$129,758	$358,180	$248,496

Cost of products sold	149,531	107,466	282,816	204,737

Gross profit	41,383	22,292	75,364	43,759

Selling and administrative expenses	19,649	15,177	38,502	32,474
Income from settlement	—	(20,000)	—	(20,000)

Income from operations	21,734	27,115	36,862	31,285

Interest expense, net	117	53	177	7
Other expense, net	368	536	493	495

Income before income taxes	21,249	26,526	36,192	30,783

Income tax expense	1,438	3,234	2,738	3,664

Net income	19,811	23,292	33,454	27,119

Less: Net income/(loss) attributable to noncontrolling interest	9	(71)	41	(132)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$19,802	$23,363	$33,413	$27,251

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.52	$0.62	$0.89	$0.73
Diluted	$0.51	$0.62	$0.87	$0.72
Cash dividends:
Common stock	$0.07	$0.07	$0.14	$0.14
Weighted average number of Common Shares outstanding:
Basic	37,718,643	37,413,490	37,635,238	37,402,660
Diluted	38,486,370	37,975,559	38,348,040	37,920,732

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
($ in thousands)

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net income	$19,811	$23,292	$33,454	$27,119

Foreign currency translation adjustment	5,672	5,701	8,111	(1,236)
Comprehensive income	25,483	28,993	41,565	25,883
Less: Comprehensive income/(loss) attributable to non-controlling interest	19	(63)	55	(136)
Comprehensive income attributable to Methode Electronics, Inc.	$25,464	$29,056	$41,510	$26,019

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	Six Months Ended
	October 26, 2013	October 27, 2012
OPERATING ACTIVITIES
Net income	$33,454	$27,119
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	10,536	7,987
Amortization of intangibles	919	783
Amortization of stock awards and stock options	1,888	1,747
Changes in operating assets and liabilities	(16,195)	(14,937)
Other	233	(14)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,835	22,685

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,507)	(23,557)
Acquisition of businesses	—	(1,434)
NET CASH USED IN INVESTING ACTIVITIES	(16,507)	(24,991)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,356	—
Cash dividends	(5,222)	(5,187)
Proceeds from borrowings	21,500	24,500
Repayment of borrowings	(13,500)	(26,500)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	5,134	(7,187)

Effect of foreign currency exchange rate changes on cash	2,546	(305)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	22,008	(9,798)
Cash and cash equivalents at beginning of period	65,811	86,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,819	$76,999

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of October 26, 2013 and results of operations for the three months and six months ended October 26, 2013 and October 27, 2012 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 27, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 27, 2013, filed with the SEC on June 20, 2013.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Codification, ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the consolidated statements of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of fiscal 2014, which began April 28, 2013. The adoption of ASU 2013-02 did not have a material impact on our financial statements.

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with ASC No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

The following table shows the roll-forward of goodwill in the financial statements for the six months ended October 26, 2013:

	As of October 26, 2013

		Power
	Interconnect	Products	Total
Balance as of April 27, 2013	$11,957	$950	$12,907
Foreign currency translation	48	—	48
Balance as of October 26, 2013	$12,005	$950	$12,955

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

The following tables present details of the Company’s intangible assets:

	As of October 26, 2013
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,579	$14,443	$2,136	10.4
Trade names, patents and technology licenses	25,774	12,378	13,396	9.9
Covenants not to compete	119	26	93	3.9
Total	$42,472	$26,847	$15,625

	As of April 27, 2013
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,579	$14,213	$2,366	10.9
Trade names, patents and technology licenses	25,774	11,779	13,995	10.4
Covenants not to compete	119	14	105	4.4
Total	$42,472	$26,006	$16,466

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2014	$1,722
2015	1,725
2016	1,541
2017	1,476
2018	1,379

As of October 26, 2013 and April 27, 2013, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

4.             INCOME TAXES

At October 26, 2013 and April 27, 2013, we had a total valuation allowance against our deferred tax assets of $41,440 and $42,436, respectively.  In the U.S., as of April 27, 2013 and October 26, 2013, the company had a full valuation allowance against its domestic federal and state net deferred tax assets of $35,200 and $34,200, respectively.

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

In forming a judgment about the future realization of our deferred tax assets, we considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our recent cumulative loss in the U.S. Each reporting period, the Company considers all available evidence, both positive and negative, to determine whether based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. The Company has experienced cumulative domestic losses in recent years, which represents significant negative evidence. However, the Company has recently launched major automotive and appliance programs in the U.S. which have generated, and are expected to continue to generate, pre-tax income. In evaluating this positive evidence, the Company considered its ability to accurately assess future demand for its products, general economic climate and eventual product acceptance, given the limited experience with the launches.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

The Company has concluded based on the weight of the available evidence that a full valuation allowance continues to be appropriate at October 26, 2013. However, continued sustained improvement in the Company’s domestic operating results could result in the reversal of some or all of the Company’s domestic valuation allowance in subsequent quarters.

The Company recognized an income tax provision of $1,438 and $3,234 for the three months ended October 26, 2013 and October 27, 2012, respectively. The Company's effective tax rate was 6.8% and 12.2% for the three months ended October 26, 2013 and October 27, 2012, respectively. The Company recognized an income tax provision of $2,738 and $3,664 for the six months ended October 26, 2013 and October 27, 2012, respectively. The Company's effective tax rate was 7.8% and 11.9% for the six months ended October 26, 2013 and October 27, 2012, respectively. The income tax provision for both the three and six months ended October 26, 2013 and October 27, 2012 is lower than the U.S. statutory rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and adjustments in valuation allowances.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $72 accrued at October 26, 2013 for the payment of interest and penalties.  The total unrecognized tax benefit as of October 26, 2013 was $393. There have been no changes to the accrued amounts in the current fiscal year.

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

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

The following table sets forth the changes in the number of issued shares of common stock during the six-month periods presented:

	Six Months Ended
	October 26, 2013	October 27, 2012
Balance at the beginning of the period	38,455,853	38,375,678
Options exercised	241,673	—
Restricted stock awards vested	27,000	27,000
Balance at the end of the period	38,724,526	38,402,678

We paid quarterly dividends of $2,617 and $2,605 on October 25, 2013 and July 26, 2013, respectively.

Stock Options Granted Under the 2010 Stock Plan

In July 2013, the Compensation Committee approved the grant of options to purchase 120,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest one-third per year on each anniversary of the date of grant.  The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for the six months ended October 26, 2013:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 27, 2013	360,000	$9.53
Granted	120,000	17.27
Exercised	—	—
Cancelled	—	—
Outstanding at October 26, 2013	480,000	$11.46

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

Options Outstanding at October 26, 2013
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	120,000	7.1
$10.70	120,000	7.8
$8.64	120,000	8.8
$17.27	120,000	9.8
$11.46	480,000

Options Exercisable at October 26, 2013
Average Exercise Price	Shares	Avg. Remaining Life (Years)
$9.24	120,000	7.1
$10.70	80,000	7.8
$8.64	40,000	8.8
$9.63	240,000

The options outstanding had an intrinsic value of $8,711 at October 26, 2013. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 26, 2013.

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

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") Outstanding Under the 2010 Stock Plan

The following table summarizes the RSA and RSU activity for the six months ended October 26, 2013 for the RSA's and RSU's granted under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 27, 2013	700,000	120,000
Awarded	—	—
Vested	—	—
Forfeited and cancelled	—	—
Unvested and unissued at October 26, 2013	700,000	120,000

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Number of Shares Granted, less Forfeitures			Weighted Average Value	Probable Unearned Compensation Expense at	Target Unearned Compensation Expense at
Grant Fiscal Year			Vesting Period		October 26, 2013	October 26, 2013
2011	600,000		5-year cliff, performance based	$9.70	$1,951	$1,951
2011	300,000	*	5-year, equal annual installments	9.70	279	N/A
2012	100,000		One-third per year, beginning in fiscal 2015, performance based	8.10	398	398

* The RSU's granted in fiscal 2011 vest one-fifth per year on the last day of the fiscal year. At the end of fiscal 2013, 180,000 shares were vested of the 300,000 total shares.

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

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for the six months ended October 26, 2013:

	Summary of Option Activity
		Wtd. Avg.
	Shares	Exercise Price
Outstanding at April 27, 2013	778,000	$5.94
Granted	42,500	17.27
Exercised	(170,498)	9.04
Cancelled	—	—
Outstanding at October 26, 2013	650,002	$5.87

Options Outstanding at October 26, 2013
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	279,000	5.5
$6.46	246,000	5.8
$10.55	20,000	6.8
$8.10	32,501	8.0
$8.64	30,001	8.8
$17.27	42,500	9.8
$5.87	650,002

Options Exercisable at October 26, 2013
		Avg.
		Remaining
Average Exercise Price	Shares	Life (Years)
$2.72	279,000	5.5
$6.46	246,000	5.8
$10.55	20,000	6.8
$8.10	15,001	8.0
$8.64	1,668	8.8
$4.80	561,669

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

The options outstanding had an intrinsic value of $15,431 at October 26, 2013.

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

Restricted Stock Awards and Restricted Stock Units Outstanding Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Internal Revenue Code.  The RSUs are not entitled to voting rights or the payment of dividends, however, a bonus in lieu of dividends is paid.  The RSU’s are fully vested as of October 26, 2013.  As of October 26, 2013, no shares have been delivered pursuant to the RSUs.

At the end of fiscal 2013, there were no RSAs outstanding under the 2007 Stock Plan. During the first quarter of fiscal 2014, we awarded 27,000 shares to our independent directors, all of which vested immediately upon grant.

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

There were no options to purchase shares of our common stock granted in previous years under the 2000 and 2004 Stock Plans outstanding of October 26, 2013.  Options to purchase 1,410 shares of our common stock expired in the first quarter of fiscal 2014.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010 and 2007 stock plans in the selling and administrative section of our consolidated statement of operations. There was no pre-tax compensation expense related to the 2000 and 2004 stock plans in any periods presented. The table below summarizes the expense for the three and six months ended October 26, 2013 and October 27, 2012.

	Compensation Expense
	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
2010 Stock Plan:
RSAs	$368	$366	$736	$732
RSUs	74	132	147	264
Stock options	208	143	365	276
Total 2010 Stock Plan	$650	$641	1,248	1,272

2007 Stock Plan:
RSAs	$—	$—	466	233
Stock options	72	115	174	242
Total 2007 Stock Plan	$72	$115	640	475

Total Compensation Expense	$722	$756	$1,888	$1,747

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Numerator - net income attributable to Methode Electronics, Inc.	$19,802	$23,363	$33,413	$27,251
Denominator:	—	—
Denominator for basic net income per share-weighted average shares	37,718,643	37,413,490	37,635,238	37,402,660
Dilutive potential common shares	767,727	562,069	712,802	518,072
Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	38,486,370	37,975,559	38,348,040	37,920,732

Net income per share:
Basic	$0.52	$0.62	$0.89	$0.73
Diluted	$0.51	$0.62	$0.87	$0.72

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

For the three and six months ended October 27, 2012, options to purchase 383,185 and 511,185 shares, respectively, have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. In addition, restricted stock awards for 700,000 shares have been excluded in the computation of diluted net income per share for all periods presented, as these awards are contingent on the Company's performance in fiscal 2015.

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

	Three Months Ended October 26, 2013
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$126,619	$44,329	$18,782	$2,329	$(1,145)	$190,914
Transfers between segments	(546)	(688)	(68)	(40)	1,342	—
Net sales to unaffiliated customers	$126,073	$43,641	$18,714	$2,289	$197	$190,914

Income (loss) from operations	$17,992	$6,883	$3,616	$(307)	$(6,450)	$21,734
Interest expense, net						117
Other expense, net						368
Income before income taxes						$21,249

	Three Months Ended October 27, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$80,298	$33,986	$12,573	$3,852	$(951)	$129,758
Transfers between segments	(145)	(736)	(57)	(13)	951	—
Net sales to unaffiliated customers	$80,153	$33,250	$12,516	$3,839	$—	$129,758

Income/(loss) from operations	$26,487	$4,130	$(260)	$599	$(3,841)	$27,115
Interest income, net						53
Other income, net						536
Income before income taxes						$26,526

	Six Months Ended October 26, 2013
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$230,396	$88,609	$36,205	$5,040	$(2,070)	$358,180
Transfers between segments	(845)	(1,271)	(117)	(71)	2,304	—
Net sales to unaffiliated customers	$229,551	$87,338	$36,088	$4,969	$234	$358,180

Income (loss) from operations	$30,420	$14,323	$6,038	$(149)	$(13,770)	$36,862
Interest expense, net						177
Other expense, net						493
Income before income taxes						$36,192

	Six Months Ended October 27, 2012
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$151,606	$66,270	$24,740	$7,745	$(1,865)	$248,496
Transfers between segments	(408)	(1,305)	(105)	(39)	1,857	—
Net sales to unaffiliated customers	$151,198	$64,965	$24,635	$7,706	$(8)	$248,496

Income (loss) from operations	$29,147	$9,004	$51	$1,548	$(8,465)	$31,285
Interest expense, net						7
Other expense, net						495
Income before income taxes						$30,783

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

8.          CONTINGENCIES

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

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $16,138 and $11,511 as of October 26, 2013 and April 27, 2013, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

10.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100,000, with an option to increase the principal amount by an additional $50,000, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At October 26, 2013, the interest rate on the credit facility was 1.5% plus LIBOR. At October 26, 2013, we were in compliance with the covenants of the agreement. During the first half of fiscal 2014, we had borrowings of $21,500 and payments of $13,986, which includes interest of $486 under this credit facility. As of October 26, 2013, there were outstanding balances against the credit facility of $51,500.  There was $48,500 available to borrow under the credit facility as of October 26, 2013, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of October 26, 2013.

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

Hetronic Italy Transaction

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

Results of Operations for the Three Months Ended October 26, 2013 as Compared to the Three Months Ended October 27, 2012

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$190.9	$129.8	$61.1	47.1%

Cost of products sold	149.5	107.5	42.0	39.1%

Gross profit	41.4	22.3	19.1	85.7%

Selling and administrative expenses	19.7	15.2	4.5	29.6%
Income from settlement	—	(20.0)	20.0	N/M
Interest expense, net	0.1	0.1	—	—%
Other expense, net	0.4	0.5	(0.1)	(20.0)%
Income tax expense	1.4	3.2	(1.8)	(56.3)%
Net loss attributable to noncontrolling interest	—	(0.1)	0.1	N/M
Net income attributable to Methode Electronics, Inc.	$19.8	$23.4	$(3.6)	(15.4)%

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	78.3%	82.8%
Gross margins	21.7%	17.2%
Selling and administrative expenses	10.3%	11.7%
Income from settlement	—%	(15.4)%
Interest expense, net	0.1%	0.1%
Other expense, net	0.2%	0.4%
Income tax expense	0.7%	2.5%
Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	10.4%	18.0%

Net Sales.  Consolidated net sales increased $61.1 million, or 47.1%, to $190.9 million for the three months ended October 26, 2013, from $129.8 million for the three months ended October 27, 2012.  The Automotive segment net sales increased $45.9 million, or 57.2%, to $126.1 million for the second quarter of fiscal 2014, from $80.2 million for the second quarter of fiscal 2013 primarily related to the GM Center Console program, which launched in the first quarter of fiscal 2014, and increased sales volumes for steering-angle sensors, and visible and hidden switch product lines.  The Interconnect segment net sales increased $10.3 million, or 30.9%, to $43.6 million for the second quarter of fiscal 2014, compared to $33.3 million for the second quarter of fiscal 2013, primarily due to higher sales volumes in appliance and data products.  The Power Products segment net sales increased $6.2 million, or 49.6%, to $18.7 million for the second quarter of fiscal 2014, compared to $12.5 million for the second quarter of fiscal 2013, primarily due to higher sales volumes for cabling and busbar products.  The Other segment net sales decreased $1.5 million, or 39.5%, to $2.3 million for the second quarter of fiscal 2014, as compared to $3.8 million for the second quarter of fiscal 2013, primarily due to lower sales volumes for our torque-sensing products.  Translation of foreign operations net sales for the three months ended October 26, 2013 increased reported net sales by $1.9 million or 1.0% due to average currency rate fluctuations in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013, primarily due to the strengthening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $42.0 million, or 39.1%, to $149.5 million for the three months ended October 26, 2013, compared to $107.5 million for the three months ended October 27, 2012.  Consolidated cost of products sold as a percentage of sales was 78.3% for the second quarter of fiscal 2014, compared to 82.8% for the second quarter of fiscal 2013.  The Automotive segment experienced a decrease in cost of goods sold as a percentage of sales due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes. The Interconnect segment experienced a slight decrease in cost of products sold as a percentage of sales primarily due to manufacturing efficiencies related to higher sales volumes for our appliance products. The Power Products segment experienced a decrease in cost of products sold as a percentage of sales primarily due to lower development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Consolidated gross profit increased $19.1 million, or 85.7%, to $41.4 million for the three months ended October 26, 2013, as compared to $22.3 million for the three months ended October 27, 2012.  Gross margins as a percentage of net sales increased to 21.7% for the three months ended October 26, 2013, compared to 17.2% for the three months ended October 27, 2012.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process in the Automotive segment. The Interconnect segment experienced a slight increase in gross margins as a percentage of sales primarily due to higher sales volumes for our appliance products. The Power Products segment experienced an increase in gross margins as a percentage of sales primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $4.5 million, or 29.6%, to $19.7 million for the three months ended October 26, 2013, compared to $15.2 million for the three months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 10.3% for the three months ended October 26, 2013 from 11.7% for the three months ended October 27, 2012. The decrease is primarily due to higher sales volumes. The selling and administrative expenses in the second quarter of fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. In the second quarter of fiscal 2014, performance-based compensation expense increased $2.7 million, primarily related to increased sales and net income levels, excluding the income from settlement from the fiscal 2013 results. In addition, expenses for marketing, travel and legal expenses increased $0.7 million.

Income From Settlement. In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete agreement with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and the other half was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Interest Expense, Net.  Interest expense, net was flat at $0.1 million for both the three months ended October 26, 2013 and October 27, 2012.

Other Expense, Net. Other expense, net decreased $0.1 million, to $0.4 million for the three months ended October 26, 2013, compared to $0.5 million for the three months ended October 27, 2012. All amounts for both the second quarter of fiscal 2014 and fiscal 2013, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $1.8 million, or 56.3%, to $1.4 million for the three months ended October 26, 2013, compared to $3.2 million for the three months ended October 27, 2012.  The income tax expense for both the second quarter of fiscal 2014 and fiscal 2013 relates to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. decreased $3.6 million, or 15.4%, to $19.8 million for the three months ended October 26, 2013, compared to $23.4 million for the three months ended October 27, 2012. The fiscal 2014 second quarter benefitted from the GM Center Console Program, higher sales volumes and manufacturing efficiencies. The fiscal 2013 second quarter benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$126.1	$80.2	$45.9	57.2%

Cost of products sold	101.3	68.3	33.0	48.3%

Gross profit	24.8	11.9	12.9	108.4%

Selling and administrative expenses	6.8	5.4	1.4	25.9%
Income from settlement	—	(20.0)	20.0	N/M

Income from operations	$18.0	$26.5	$(8.5)	(32.1)%

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	80.3%	85.2%
Gross margins	19.7%	14.8%
Selling and administrative expenses	5.4%	6.7%
Income from settlement	—%	(24.9)%
Income from operations	14.3%	33.0%

Net Sales.  Automotive segment net sales increased $45.9 million, or 57.2%, to $126.1 million for the three months ended October 26, 2013, from $80.2 million for the three months ended October 27, 2012.  Net sales increased in North America $38.5 million, or 147.5%, to $64.6 million in the second quarter of fiscal 2014, compared to $26.1 million in the second quarter of fiscal 2013 primarily due to the GM Center Console Program, which launched in the first quarter of fiscal 2014, partially offset with decreased sales volumes for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $6.1 million, or 16.8%, to $42.5 million in the second quarter of fiscal 2014, compared to $36.4 million in the second quarter of fiscal 2013, primarily due to hidden and visible switch products as well as currency rate fluctuations. Net sales in Asia increased $1.3 million, or 7.3%, to $19.0 million in the second quarter of fiscal 2014, compared to $17.7 million in the second quarter of fiscal 2013, primarily due to increased sales volumes for our steering-angle sensor products. Translation of foreign operations net sales for the three months ended October 26, 2013 increased reported net sales by $1.9 million, or 1.5%, due to average currency rates in the second quarter of fiscal 2014, compared to the average currency rates in the second quarter of fiscal 2013, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $33.0 million, or 48.3%, to $101.3 million for the three months ended October 26, 2013, from $68.3 million for the three months ended October 27, 2012.  The Automotive segment cost of products sold as a percentage of sales decreased to 80.3% in the second quarter of fiscal 2014, compared to 85.2% in the second quarter of fiscal 2013.  The decrease is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes.

Gross Profit.  Automotive segment gross profit increased $12.9 million, or 108.4%, to $24.8 million for the three months ended October 26, 2013, as compared to $11.9 million for the three months ended October 27, 2012.  The Automotive segment gross margins as a percentage of net sales were 19.7% for the three months ended October 26, 2013, as compared to 14.8% for the three months ended October 27, 2012.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.4 million, or 25.9%, to $6.8 million for the three months ended October 26, 2013, compared to $5.4 million for the three months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales were 5.4% for the three months ended October 26, 2013 and 6.7% for the three months ended October 27, 2012. The selling and administrative expenses in the second quarter of fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. Legal expenses decreased $0.3 million in the second quarter of fiscal 2014, primarily due to the settlement of the Delphi litigation in the second quarter of fiscal 2013, more than offset with higher selling and administrative expenses at our Chinese and European operations of $0.2 million and $0.3 million, respectively.

Income From Settlement. In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete agreement with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and the other half was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Income from Operations.  Automotive segment income from operations decreased $8.5 million, or 32.1%, to $18.0 million for the three months ended October 26, 2013, compared to $26.5 million for the three months ended October 27, 2012. The fiscal 2014 second quarter benefitted from the GM Center Console Program, higher sales volumes and manufacturing efficiencies. The fiscal 2013 second quarter benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$43.6	$33.3	$10.3	30.9%

Cost of products sold	32.4	24.8	7.6	30.6%

Gross profit	11.2	8.5	2.7	31.8%

Selling and administrative expenses	4.3	4.4	(0.1)	(2.3)%

Income from operations	$6.9	$4.1	$2.8	68.3%

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	74.3%	74.5%
Gross margins	25.7%	25.5%
Selling and administrative expenses	9.9%	13.2%
Income from operations	15.8%	12.3%

Net Sales.  Interconnect segment net sales increased $10.3 million, or 30.9%, to $43.6 million for the three months ended October 26, 2013, from $33.3 million for the three months ended October 27, 2012.  Net sales increased in North America by $10.9 million, or 45.0%, to $35.1 million in the second quarter of fiscal 2014, compared to $24.2 million in the second quarter of fiscal 2013, primarily due to stronger sales volumes for our appliance, data solutions and radio remote control products. Net sales in Europe decreased $0.8 million, or 13.6%, to $5.1 million in the second quarter of fiscal 2014, compared to $5.9 million in the second quarter of fiscal 2013, primarily due to lower radio remote control and sensor sales volumes. Net sales in Asia increased $0.2 million, or 6.2%, to $3.4 million in the second quarter of fiscal 2014, compared to $3.2 million in the second quarter of fiscal 2013, primarily due to higher radio remote control sales, partially offset with lower sales volumes from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $7.6 million, or 30.6%, to $32.4 million for the three months ended October 26, 2013, compared to $24.8 million for the three months ended October 27, 2012.  Interconnect segment cost of products sold as a percentage of net sales decreased slightly to 74.3% for the three months ended October 26, 2013, compared to 74.5% for the three months ended October 27, 2012.  The decrease in cost of products sold as a percentage of sales is primarily due to manufacturing efficiencies related to higher sales volumes for our appliance products.

Gross Profit.  Interconnect segment gross profit increased $2.7 million, or 31.8%, to $11.2 million for the three months ended October 26, 2013, compared to $8.5 million for the three months ended October 27, 2012.  Gross margins as a percentage of net sales increased slightly to 25.7% for the three months ended October 26, 2013, from 25.5% for the three months ended October 27, 2012.  The increase in gross margins as a percentage of sales is primarily due to manufacturing efficiencies related to higher sales volumes for our appliance products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased slightly by $0.1 million, or 2.3%, to $4.3 million for the three months ended October 26, 2013, compared to $4.4 million for the three months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 9.9% for the three months ended October 26, 2013, from 13.2% for the three months ended October 27, 2012. The decrease is primarily due to higher sales volumes.

Income from Operations.  Interconnect segment income from operations increased $2.8 million, or 68.3%, to $6.9 million for the three months ended October 26, 2013, compared to $4.1 million for the three months ended October 27, 2012, primarily due to higher sales volumes and slightly lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$18.7	$12.5	$6.2	49.6%

Cost of products sold	13.8	11.0	2.8	25.5%

Gross profit	4.9	1.5	3.4	226.7%

Selling and administrative expenses	1.3	1.8	(0.5)	(27.8)%

Income/(loss) from operations	$3.6	$(0.3)	$3.9	N/M

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	73.8%	88.0%
Gross margins	26.2%	12.0%
Selling and administrative expenses	7.0%	14.4%
Income/(loss) from operations	19.3%	(2.4)%

Net Sales.  Power Products segment net sales increased $6.2 million, or 49.6%, to $18.7 million for the three months ended October 26, 2013, compared to $12.5 million for the three months ended October 27, 2012.  Net sales increased in North America by $2.4 million, or 28.6%, to $10.8 million in the second quarter of fiscal 2014, compared to $8.4 million in the second quarter of fiscal 2013, primarily due to higher sales volumes for our cabling and busbar products, partially offset by lower sales volumes for our heat sink products. Net sales in Europe increased $2.8 million, or 560.0%, to $3.3 million in the second quarter of fiscal 2014, compared to $0.5 million in the second quarter of fiscal 2012, due to sales of a by-pass switch for a substation and busbars for electric vehicles. Net sales in Asia increased $1.0 million, or 27.8%, to $4.6 million in the second quarter of fiscal 2014, compared to $3.6 million in the second quarter of fiscal 2013, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $2.8 million, or 25.5%, to $13.8 million for the three months ended October 26, 2013, compared to $11.0 million for the three months ended October 27, 2012.  The Power Products segment cost of products sold as a percentage of sales decreased to 73.8% for the three months ended October 26, 2013, from 88.0% for the three months ended October 27, 2012.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes, lower product development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Power Products segment gross profit increased $3.4 million, or 226.7%, to $4.9 million in the second quarter of fiscal 2014, compared to $1.5 million in the second quarter of fiscal 2013.  Gross margins as a percentage of net sales increased to 26.2% for the three months ended October 26, 2013 from 12.0% for the three months ended October 27, 2012. The increase in gross margins is primarily due to higher sales volumes, lower product development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 27.8%, to $1.3 million for the three months ended October 26, 2013, compared to $1.8 million for the three months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 7.0% for the three months ended October 26, 2013 from 14.4% for the three months ended October 27, 2012. Selling and administrative expenses decreased due to lower commission and bonus expense in North America.

Income/(Loss) From Operations.  Power Products segment income/(loss) from operations increased $3.9 million, to income of $3.6 million for the three months ended October 26, 2013, compared to a loss of $0.3 million for the three months ended October 27, 2012, due to higher sales, favorable commodity pricing for raw materials, favorable product mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$2.3	$3.8	$(1.5)	(39.5)%

Cost of products sold	2.0	2.6	(0.6)	(23.1)%

Gross profit	0.3	1.2	(0.9)	(75.0)%

Selling and administrative expenses	0.6	0.6	—	—%

Income/(loss) from operations	$(0.3)	$0.6	$(0.9)	N/M

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	87.0%	68.4%
Gross margins	13.0%	31.6%
Selling and administrative expenses	26.1%	15.8%
Income/(loss) from operations	(13.0)%	15.8%

Net Sales.  The Other segment net sales decreased $1.5 million, or 39.5%, to $2.3 million for the three months ended October 26, 2013, compared to $3.8 million for the three months ended October 27, 2012.  Net sales from our torque-sensing business decreased 65.3% in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013, primarily due to the planned exit of certain product lines and lower demand in the e-bike and motorcycle markets.  Net sales from our testing facilities decreased 6.6%, primarily due to lower vibration shock testing sales in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013.

Cost of Products Sold.  Other segment cost of products sold decreased $0.6 million to $2.0 million for the three months ended October 26, 2013, compared to $2.6 million for the three months ended October 27, 2012. Cost of products sold as a percentage of sales increased to 87.0% in the second quarter of fiscal 2014, compared to 68.4% in the second quarter of fiscal 2013. The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies as a result of lower sales volumes in our torque-sensing business. In addition, our torque sensing business experienced additional manufacturing inefficiencies due to a move of production from our North American facility to our Malta facility, which occurred during the second quarter of fiscal 2014.

Gross Profit.  The Other segment gross profit decreased $0.9 million, or 75.0%, to $0.3 million for the three months ended October 26, 2013, compared to $1.2 million for the three months ended October 27, 2012.  The gross margins as a percentage of sales decreased to 13.0% for the three months ended October 26, 2013, compared to 31.6% for the three months ended October 27, 2012. The decrease in gross margins as a percentage of sales is primarily due to efficiencies caused by significantly lower sales volumes and the move of production from North America to Malta.

Selling and Administrative Expenses.  Selling and administrative expenses were flat at $0.6 million for both the three months ended October 26, 2013 and three months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales increased to 26.1% for the three months ended October 26, 2013, from 15.8% for the three months ended October 27, 2012.

Income/(Loss) From Operations  The Other segment income/(loss) from operations decreased $0.9 million, to a loss of $0.3 million for the three months ended October 26, 2013, compared to income of $0.6 million for the three months ended October 27, 2012.  The decrease was primarily due to significantly lower sales volumes and production inefficiencies as a result of the planned move of production from North America to Malta.

Results of Operations for the Six Months Ended October 26, 2013 as Compared to the Six Months Ended October 27, 2012

Consolidated Results

Below is a table summarizing results for the six months ended:
($ in millions)
(“N/M” equals not meaningful)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$358.2	$248.5	$109.7	44.1%

Cost of products sold	282.8	204.7	78.1	38.2%

Gross profit	75.4	43.8	31.6	72.1%

Selling and administrative expenses	38.6	32.5	6.1	18.8%
Income from settlement	—	(20.0)	20.0	N/M
Interest expense, net	0.2	—	0.2	N/M
Other expense, net	0.5	0.5	—	—%
Income tax expense	2.7	3.7	(1.0)	(27.0)%
Net loss attributable to noncontrolling interest	—	(0.1)	0.1	N/M
Net income attributable to Methode Electronics, Inc.	$33.4	$27.2	$6.2	22.8%

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	79.0%	82.4%
Gross margins	21.0%	17.6%
Selling and administrative expenses	10.8%	13.1%
Income from settlement	—%	(8.0)%
Interest expense, net	0.1%	—%
Other expense, net	0.1%	0.2%
Income tax expense	0.8%	1.5%
Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to Methode Electronics, Inc.	9.3%	10.9%

Net Sales.  Consolidated net sales increased $109.7 million, or 44.1%, to $358.2 million for the six months ended October 26, 2013, from $248.5 million for the six months ended October 27, 2012.  The Automotive segment net sales increased $78.4 million, or 51.9%, to $229.6 million for the first half of fiscal 2014, from $151.2 million for the first half of fiscal 2013, primarily related to the GM Center Console Program, which launched in the first quarter of fiscal 2014, higher sales volumes for steering-angle sensor, and visible and hidden switch product lines. The Interconnect segment net sales increased $22.3 million, or 34.3%, to $87.3 million for the first half of fiscal 2014, compared to $65.0 million for the first half of fiscal 2013, primarily due to higher sales volumes in appliance and data products.  The Power Products segment net sales increased $11.5 million, or 46.7%, to $36.1 million for the first half of fiscal 2014, compared to $24.6 million for the first half of fiscal 2013, primarily due to higher sales volumes for cabling and busbar products.  The Other segment net sales decreased $2.7 million, or 35.1%, to $5.0 million for the first half of fiscal 2014, as compared to $7.7 million for the first half of fiscal

2013, primarily due to lower sales volumes for our torque-sensing products.  Translation of foreign operations net sales for the six months ended October 26, 2013 increased reported net sales by $3.0 million or 0.8% due to average currency rate fluctuations in the first half of fiscal 2014, compared to the first half of fiscal 2013, primarily due to the strengthening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $78.1 million, or 38.2%, to $282.8 million for the six months ended October 26, 2013, compared to $204.7 million for the six months ended October 27, 2012.  Consolidated cost of products sold as a percentage of sales was 79.0% for the first half of fiscal 2014, compared to 82.4% for the first half of fiscal 2013.  The Automotive segment experienced a decrease in cost of goods sold as a percentage of sales due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes. The Interconnect segment experienced an increase in cost of products sold as a percentage of sales primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products. The Power Products segment experienced a decrease in cost of products sold as a percentage of sales primarily due to lower development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Consolidated gross profit increased $31.6 million, or 72.1%, to $75.4 million for the six months ended October 26, 2013, as compared to $43.8 million for the six months ended October 27, 2012.  Gross margins as a percentage of net sales increased to 21.0% for the six months ended October 26, 2013, compared to 17.6% for the six months ended October 27, 2012.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process in the Automotive segment. The Interconnect segment experienced an decrease in gross margins as a percentage of sales primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products. The Power Products segment experienced an increase in gross margins as a percentage of sales primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $6.1 million, or 18.8%, to $38.6 million for the six months ended October 26, 2013, compared to $32.5 million for the six months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 10.8% for the six months ended October 26, 2013 from 13.1% for the six months ended October 27, 2012. The decrease is primarily due to higher sales volumes. The selling and administrative expenses in the first half of fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. In the first half of fiscal 2014, performance-based compensation expense increased $4.4 million, primarily related to increased sales and net income levels. In addition, other general expenses for marketing, travel, stock award and intangible asset amortization increased $1.4 million, partially offset by lower legal expenses of $0.8 million.

Income From Settlement. In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete agreement with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and the other half was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Interest Expense, Net.  Interest expense, net increased to $0.2 million for the six months ended October 26, 2013, compared to break-even for the six months ended October 27, 2012.

Other Expense, Net. Other expense, net was constant at $0.5 million for both the six months ended October 26, 2013 and October 27, 2012. All amounts for both the six months ended October 26, 2013 and October 27, 2012 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $1.0 million, or 27.0%, to $2.7 million for the six months ended October 26, 2013, compared to $3.7 million for the six months ended October 27, 2012.  The income tax expense for both the first half of fiscal 2014 and the first half of fiscal 2013 relates to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $6.2 million, or 22.8%, to $33.4 million for the six months ended October 26, 2013, compared to $27.2 million for the six months ended October 27, 2012. The six months ended October 27, 2013 benefitted from the GM Center Console Program launch, higher sales volumes, realized manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process. The six months ended October 27, 2012 benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$229.6	$151.2	$78.4	51.9%

Cost of products sold	186.2	129.9	56.3	43.3%

Gross profit	43.4	21.3	22.1	103.8%

Selling and administrative expenses	13.0	12.2	0.8	6.6%
Income from settlement	—	(20.0)	20.0	N/M

Income from operations	$30.4	$29.1	$1.3	4.5%

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	81.1%	85.9%
Gross margins	18.9%	14.1%
Selling and administrative expenses	5.7%	8.1%
Income from settlement	—%	(13.2)%
Income from operations	13.2%	19.2%

Net Sales.  Automotive segment net sales increased $78.4 million, or 51.9%, to $229.6 million for the six months ended October 26, 2013, from $151.2 million for the six months ended October 27, 2012.  Net sales increased in North America by $59.4 million, or 117.4%, to $110.0 million in the first half of fiscal 2014, compared to $50.6 million in the first half of fiscal 2013 related to the GM Center Console Program, which launched during the first quarter of fiscal 2014 and increased sales volumes for our transmission lead-frame assembly.  Net sales increased in Europe by $14.0 million, or 21.4%, to $79.4 million in the first half of fiscal 2014, compared to $65.4 million in the first half of fiscal 2013, primarily due to hidden and visible switch products as well as currency rate fluctuations. Net sales in Asia increased $5.0 million, or 14.2%, to $40.2 million in the first half of fiscal 2014, compared to $35.2 million in the first half of fiscal 2013, primarily due to increased sales volumes for our steering-angle sensor and transmission lead-frame assembly products. Translation of foreign operations net sales for the six months ended October 26, 2013 increased reported net sales by $2.9 million, or 1.3%, due to average currency rates in the first half of fiscal 2014, compared to the average currency rates in the first half of fiscal 2013, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $56.3 million, or 43.3%, to $186.2 million for the six months ended October 26, 2013, from $129.9 million for the six months ended October 27, 2012.  The Automotive segment cost of products sold as a percentage of sales decreased to 81.1% in the first half of fiscal 2014, compared to 85.9% in the first half of fiscal 2013.  The decrease is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes.

Gross Profit.  Automotive segment gross profit increased $22.1 million, or 103.8%, to $43.4 million for the six months ended October 26, 2013, as compared to $21.3 million for the six months ended October 27, 2012.  The Automotive segment gross margins as a percentage of net sales were 18.9% for the six months ended October 26, 2013, as compared to 14.1% for the six months ended October 27, 2012.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.8 million, or 6.6%, to $13.0 million for the six months ended October 26, 2013, compared to $12.2 million for the six months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales were 5.7% for the six months ended October 26, 2013 and 8.1% for the six months ended October 27, 2012. The selling and administrative expenses in the first half of fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. Legal expenses decreased $1.0 million due to the settlement of the Delphi litigation in the second quarter of fiscal 2013, partially offset with higher selling and administrative expenses at our China and European operation of $0.2 million and $0.3 million, respectively and $0.2 million of severance costs at our North American automotive operation.

Income From Settlement. In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete agreement with respect to the related technology. In exchange, the Company received a payment of $20.0 million, half of which was paid in October 2012 and the other half was paid in January 2013. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Income from Operations.  Automotive segment income from operations increased $1.3 million, or 4.5%, to $30.4 million for the six months ended October 26, 2013, compared to $29.1 million for the six months ended October 27, 2012. The six months ended October 26, 2013 benefitted from the GM Center Console Program, higher sales volumes and manufacturing efficiencies. The six months ended October 27, 2012 benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Interconnect Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$87.3	$65.0	$22.3	34.3%

Cost of products sold	64.4	47.1	17.3	36.7%

Gross profit	22.9	17.9	5.0	27.9%

Selling and administrative expenses	8.6	8.8	(0.2)	(2.3)%

Income from operations	$14.3	$9.1	$5.2	57.1%

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	73.8%	72.5%
Gross margins	26.2%	27.5%
Selling and administrative expenses	9.9%	13.5%
Income from operations	16.4%	14.0%

Net Sales.  Interconnect segment net sales increased $22.3 million, or 34.3%, to $87.3 million for the six months ended October 26, 2013, from $65.0 million for the six months ended October 27, 2012.  Net sales increased in North America by $23.1 million, or 50.1%, to $69.2 million in the first half of fiscal 2014, compared to $46.1 million in the first half of fiscal 2013, primarily due to stronger sales volumes for our appliance, data solutions and radio remote control products. Net sales in Europe decreased $0.2 million, or 1.7%, to $11.5 million in the first half of fiscal 2014, compared to $11.7 million in the first half of fiscal 2013, primarily due to lower sensor sales volumes. Net sales in Asia decreased $0.6 million, or 8.3%, to $6.6 million in the first half of fiscal 2014, compared to $7.2 million in the first half of fiscal 2013, primarily due to lower sales from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased 17.3 million, or 36.7%, to $64.4 million for the six months ended October 26, 2013, compared to $47.1 million for the six months ended October 27, 2012.  Interconnect segment cost of products sold as a percentage of net sales increased to 73.8% for the six months ended October 26, 2013, compared to 72.5% for the six months ended October 27, 2012.  The increase in cost of products sold as a percentage of sales is primarily due to lower sales volumes for our European sensor products.

Gross Profit.  Interconnect segment gross profit increased $5.0 million, or 27.9%, to $22.9 million for the six months ended October 26, 2013, compared to $17.9 million for the six months ended October 27, 2012.  Gross margins as a percentage of net sales decreased to 26.2% for the six months ended October 26, 2013, from 27.5% for the six months ended October 27, 2012.  The decrease in gross margins is primarily due to lower sales volumes for our European sensor products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 2.3%, to $8.6 million for the six months ended October 26, 2013, compared to $8.8 million for the six months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 9.9% for the six months ended October 26, 2013, from 13.5% for the six months ended October 27, 2012. The decrease is primarily due to lower commission expense.

Income from Operations.  Interconnect segment income from operations increased $5.2 million, or 57.1%, to $14.3 million for the six months ended October 26, 2013, compared to $9.1 million for the six months ended October 27, 2012, primarily due to higher sales volumes and slightly lower selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$36.1	$24.6	$11.5	46.7%

Cost of products sold	27.4	21.1	6.3	29.9%

Gross profit	8.7	3.5	5.2	148.6%

Selling and administrative expenses	2.7	3.5	(0.8)	(22.9)%

Income from operations	$6.0	$—	$6.0	N/M

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	75.9%	85.8%
Gross margins	24.1%	14.2%
Selling and administrative expenses	7.5%	14.2%
Income from operations	16.6%	—%

Net Sales.  Power Products segment net sales increased $11.5 million, or 46.7%, to $36.1 million for the six months ended October 26, 2013, compared to $24.6 million for the six months ended October 27, 2012.  Net sales increased in North America by $4.0 million, or 24.5%, to $20.3 million in the first half of fiscal 2014, compared to $16.3 million in the first half of fiscal 2013, primarily due to higher sales volumes for our cabling and busbar products, partially offset by lower sales volumes for our heat sink products. Net sales in Europe increased $5.3 million, or 588.9%, to $6.2 million in the first half of fiscal 2014, compared to $0.9 million in the first half of fiscal 2012, due to launches of a by-pass switch for a substation and busbars for electric vehicles, both of which launched in the second half of fiscal 2013. Net sales in Asia increased $2.2 million, or 29.7%, to $9.6 million in the first half of fiscal 2014, compared to $7.4 million in the first half of fiscal 2013, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $6.3 million, or 29.9%, to $27.4 million for the six months ended October 26, 2013, compared to $21.1 million for the six months ended October 27, 2012.  The Power Products segment cost of products sold as a percentage of sales decreased to 75.9% for the six months ended October 26, 2013, from 85.8% for the six months ended October 27, 2012.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Power Products segment gross profit increased $5.2 million, or 148.6%, to $8.7 million in the first half of fiscal 2014, compared to $3.5 million in the first half of fiscal 2013.  Gross margins as a percentage of net sales increased to 24.1% for the six months ended October 26, 2013 from 14.2% for the six months ended October 27, 2012. The increase in gross margins is primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.8 million, or 22.9%, to $2.7 million for the six months ended October 26, 2013, compared to $3.5 million for the six months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales decreased to 7.5% for the six months ended October 26, 2013 from 14.2% for the six months ended October 27, 2012. Selling and administrative expenses decreased due to lower commission and bonus expense in North America.

Income From Operations.  Power Products segment income from operations increased $6.0 million, to $6.0 million for the six months ended October 26, 2013, compared to break-even for the six months ended October 27, 2012, due to higher sales, favorable commodity pricing for raw materials, favorable product sales mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 26, 2013	October 27, 2012	Net Change	Net Change
Net sales	$5.0	$7.7	$(2.7)	(35.1)%

Cost of products sold	3.9	5.0	(1.1)	(22.0)%

Gross profit	1.1	2.7	(1.6)	(59.3)%

Selling and administrative expenses	1.2	1.2	—	—%

Income/(loss) from operations	$(0.1)	$1.5	$(1.6)	(106.7)%

Percent of sales:	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of products sold	78.0%	64.9%
Gross margins	22.0%	35.1%
Selling and administrative expenses	24.0%	15.6%
Income/(loss) from operations	(2.0)%	19.5%

Net Sales.  The Other segment net sales decreased $2.7 million, or 35.1%, to $5.0 million for the six months ended October 26, 2013, compared to $7.7 million for the six months ended October 27, 2012.  Net sales from our torque-sensing business decreased 62.6% in the first half of fiscal 2014, compared to the first half of fiscal 2013, primarily due to the planned exit of certain product lines and lower demand in the e-bike and motorcycle markets.  Net sales from our testing facilities increased 3.1% in the first half of fiscal 2014, compared to the first half of fiscal 2013.

Cost of Products Sold.  Other segment cost of products sold decreased $1.1 million, or 22.0%, to $3.9 million for the six months ended October 26, 2013, compared to $5.0 million for the six months ended October 27, 2012. Cost of products sold as a percentage of sales increased to 78.0% in the first half of fiscal 2014, compared to 64.9% in the first half of fiscal

2013. The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies as a result of lower sales volumes in our torque-sensing business. In addition, our torque sensing business experienced additional manufacturing inefficiencies due to a planned move of production from our North American facility to our Malta facility.

Gross Profit.  The Other segment gross profit decreased $1.6 million, or 59.3%, to $1.1 million for the six months ended October 26, 2013, compared to $2.7 million for the six months ended October 27, 2012.  The decrease in gross margins as a percentage of sales is primarily due to efficiencies caused by significantly lower sales volumes and the planned move of production.

Selling and Administrative Expenses.  Selling and administrative expenses were flat at $1.2 million for both the six months ended October 26, 2013 and the six months ended October 27, 2012.  Selling and administrative expenses as a percentage of net sales increased to 24.0% for the six months ended October 26, 2013, from 15.6% for the six months ended October 27, 2012.

Income/(Loss) From Operations  The Other segment income/(loss) from operations decreased $1.6 million, or 106.7%, to a loss of $0.1 million for the six months ended October 26, 2013, compared to income of $1.5 million for the six months ended October 27, 2012.  The decrease was primarily due to lower sales volumes and production inefficiencies.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the $87.8 million of cash and cash equivalents, as of October 26, 2013, $81.2 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $28.1 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At October 26, 2013, the interest rate on the credit facility was 1.5% plus LIBOR. At October 26, 2013, we were in compliance with the covenants of the agreement. During the first half of fiscal 2014, we had borrowings of $21.5 million and payments of $14.0 million, which includes interest of $0.5 million under this credit facility. As of October 26, 2013, there were outstanding balances against the credit facility of $51.5 million.  There was $48.5 million available to borrow under the credit facility as of October 26, 2013, which does not include the option to increase the principal amount.

Cash Flow Operating Activities

Net cash provided by operating activities increased $8.1 million to $30.8 million for the first half of fiscal 2014, compared to $22.7 million for the first half of fiscal 2013, primarily due by the increase of $6.2 million in net income, to $33.4 million in the first half of fiscal 2014, compared to $27.1 million in first half of fiscal 2013. The first half of fiscal 2013 includes the first cash payment of $10.0 million received in October 2012 related to the legal settlement. The net changes in assets and liabilities resulted in a cash use of $16.2 million in first half of fiscal 2014, compared to cash use of $14.9 million in the first half of fiscal 2013. The increased cash use in the first half of fiscal 2014 compared to the first half of fiscal 2013 is primarily driven by increased sales and overall business levels in the first half of fiscal 2014, as compared to the first half of fiscal 2013. The cash use of $14.9 million in the first half of fiscal 2013 is primarily due to the receivable recorded for the second $10.0 million payment related to the income from settlement.

Cash Flow Investing Activities

Net cash used in investing activities decreased by $8.5 million due to purchases of property, plant and equipment of $16.5 million for the six months ended October 26, 2013, compared to $23.6 million for the six months ended October 27, 2012.  Purchases for both periods primarily relate to plant expansion and equipment purchases in Europe and North America for products which launched in fiscal 2013 and the first quarter of fiscal 2014. In the first six months of fiscal 2013, we acquired the Hetronic Italy business for $1.4 million.

Cash Flow Financing Activities

Net cash provided by financing activities increased $12.3 million to cash provided of $5.1 million in the first six months of fiscal 2014, compared to cash used of $7.2 million for the first six months of fiscal 2013.  During the first six months of fiscal 2014, the Company had net borrowings against the credit facility of $8.0 million, compared to net repayments of $2.0 million in the first six months of fiscal 2013. We paid dividends of $5.2 million for both the first six months of fiscal 2014 and 2013. The first six months of fiscal 2014 includes $2.4 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.7 million as of October 26, 2013 and $2.5 million as of April 27, 2013.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $22.6 million at October 26, 2013 and $19.5 million at April 27, 2013.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $51.5 million of net borrowings at October 26, 2013, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2014 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	December 5, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.