Form 10-Q
period 2014-02-01
METHODE ELECTRONICS INC
filed 2014-03-13
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 1, 2014

or

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

At March 11, 2014, registrant had 39,262,168 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
February 1, 2014

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	As of	As of
	February 1, 2014	April 27, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,779	$65,811
Accounts receivable, net	134,881	119,816
Inventories:
Finished products	16,358	11,736
Work in process	10,443	10,220
Materials	52,405	37,973
	79,206	59,929
Deferred income taxes	3,415	3,313
Prepaid and refundable income taxes	252	326
Prepaid expenses and other current assets	10,466	9,459
TOTAL CURRENT ASSETS	324,999	258,654
PROPERTY, PLANT AND EQUIPMENT	318,100	297,255
Less allowances for depreciation	215,445	198,897
	102,655	98,358
GOODWILL	12,935	12,907
INTANGIBLE ASSETS, net	15,182	16,466
PRE-PRODUCTION COSTS	14,616	11,511
OTHER ASSETS	36,827	37,043
	79,560	77,927
TOTAL ASSETS	$507,214	$434,939
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$70,887	$61,541
Other current liabilities	27,977	28,930
TOTAL CURRENT LIABILITIES	98,864	90,471
LONG-TERM DEBT	50,000	43,500
OTHER LIABILITIES	3,416	3,294
DEFERRED COMPENSATION	12,852	8,090
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,262,168 and 38,455,853 shares issued as of February 1, 2014 and April 27, 2013, respectively	19,631	19,228
Additional paid-in capital	88,679	81,472
Accumulated other comprehensive income	20,389	15,680
Treasury stock, 1,342,188 shares as of February 1, 2014 and April 27, 2013	(11,377)	(11,377)
Retained earnings	224,502	184,368
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	341,824	289,371
Noncontrolling interest	258	213
TOTAL EQUITY	342,082	289,584
TOTAL LIABILITIES AND EQUITY	$507,214	$434,939

See notes to condensed consolidated financial statements.
METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013

Net sales	$189,753	$122,982	$547,933	$371,478

Cost of products sold	151,269	102,949	434,085	307,686

Gross profit	38,484	20,033	113,848	63,792

Selling and administrative expenses	22,103	15,776	60,606	48,250
Income from settlement	—	—	—	(20,000)

Income from operations	16,381	4,257	53,242	35,542

Interest expense, net	88	20	265	27
Other expense, net	270	114	763	609

Income before income taxes	16,023	4,123	52,214	34,906

Income tax expense	1,431	855	4,169	4,519

Net income	14,592	3,268	48,045	30,387

Less: Net income/(loss) attributable to noncontrolling interest	(6)	(57)	35	(189)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$14,598	$3,325	$48,010	$30,576

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.38	$0.09	$1.27	$0.82
Diluted	$0.38	$0.09	$1.26	$0.81
Cash dividends:
Common stock	$0.07	$0.07	$0.21	$0.21
Weighted average number of Common Shares outstanding:
Basic	38,051,772	37,413,490	37,780,506	37,406,270
Diluted	38,474,129	37,995,292	38,123,192	37,937,894

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
($ in thousands)

	Three Months Ended		Nine Months Ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013

Net income	$14,592	$3,268	$48,045	$30,387

Foreign currency translation adjustment	(3,412)	3,839	4,699	2,611
Comprehensive income	11,180	7,107	52,744	32,998
Less: Comprehensive income/(loss) attributable to non-controlling interest	(10)	(58)	45	(178)
Comprehensive income attributable to Methode Electronics, Inc.	$11,190	$7,165	$52,699	$33,176

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	Nine Months Ended
	February 1, 2014	January 26, 2013
OPERATING ACTIVITIES
Net income	$48,045	$30,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	15,946	11,622
Amortization of intangibles	1,332	1,278
Amortization of stock awards and stock options	2,596	2,472
Changes in operating assets and liabilities	(18,836)	(12,828)
Other	268	(30)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,351	32,901

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23,516)	(30,013)
Acquisition of businesses	—	(1,434)
NET CASH USED IN INVESTING ACTIVITIES	(23,516)	(31,447)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	5,014	—
Cash dividends	(7,876)	(7,781)
Proceeds from borrowings	28,500	28,500
Repayment of borrowings	(22,000)	(36,500)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	3,638	(15,781)

Effect of foreign currency exchange rate changes on cash	1,495	905

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	30,968	(13,422)
Cash and cash equivalents at beginning of period	65,811	86,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,779	$73,375

See notes to condensed consolidated financial statements.

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interconnect, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of February 1, 2014 and results of operations for the three months and nine months ended February 1, 2014 and January 26, 2013 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 27, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 27, 2013, filed with the SEC on June 20, 2013.  Results may vary from quarter to quarter for reasons other than seasonality. Due to the timing of our fiscal calendar, the three months ended February 1, 2014 represent 14 weeks of results and the three months ended January 26, 2013 represent 13 weeks of results. In addition, the nine months ended February 1, 2014 and January 26, 2013, represent 40 and 39 weeks of results, respectively.

2.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Updates, ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the consolidated statements of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of fiscal 2014, which began April 28, 2013. The adoption of ASU 2013-02 did not have a material impact on our financial statements.

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with Accounting Standard Codification ("ASC") No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

The following table shows the roll-forward of goodwill in the financial statements for the nine months ended February 1, 2014:

		Power
	Interconnect	Products	Total
Balance as of April 27, 2013	$11,957	$950	$12,907
Foreign currency translation	28	—	28
Balance as of February 1, 2014	$11,985	$950	$12,935

The following tables present details of the Company’s intangible assets:

	As of February 1, 2014
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,579	$14,574	$2,005	10.1
Trade names, patents and technology licenses	25,774	12,686	13,088	9.7
Covenants not to compete	119	30	89	3.7
Total	$42,472	$27,290	$15,182

	As of April 27, 2013
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16,579	$14,213	$2,366	10.9
Trade names, patents and technology licenses	25,774	11,779	13,995	10.4
Covenants not to compete	119	14	105	4.4
Total	$42,472	$26,006	$16,466

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2014	$1,722
2015	1,725
2016	1,541
2017	1,476
2018	1,379

As of February 1, 2014 and April 27, 2013, the trade names, patents and technology licenses include $1,800 of trade names that are not subject to amortization.

4.             INCOME TAXES

At February 1, 2014 and April 27, 2013, we had a total valuation allowance against our deferred tax assets of $40,895 and $42,436, respectively.  In the U.S., as of February 1, 2014 and April 27, 2013, the company had a full valuation allowance against its domestic federal and state net deferred tax assets of $33,670 and $35,200, respectively.

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
The Company has concluded based on the weight of the available evidence that a full valuation allowance continues to be appropriate at February 1, 2014. However, continued sustained improvement in the Company’s domestic operating results could result in the reversal of some or all of the Company’s domestic valuation allowance in subsequent quarters.

The Company recognized an income tax provision of $1,431 and $855 for the three months ended February 1, 2014 and January 26, 2013, respectively. The Company's effective tax rate was 8.9% and 20.4% for the three months ended February 1, 2014 and January 26, 2013, respectively. The Company recognized an income tax provision of $4,169 and $4,519 for the nine months ended February 1, 2014 and January 26, 2013, respectively. The Company's effective tax rate was 8.0% and 12.9% for the nine months ended February 1, 2014 and January 26, 2013, respectively. The income tax provision for both the three and nine months ended February 1, 2014 and January 26, 2013 is lower than the U.S. statutory rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and adjustments in valuation allowances.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $78 accrued at February 1, 2014 for the payment of interest and penalties.  The total unrecognized tax benefit as of February 1, 2014 was $532. The accrued amount increased $139 in the current fiscal year.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2013, 2012 and 2011.

5.             NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period.  Diluted net income per share is calculated after adjusting the denominator of the basic net income per share calculation for the effect of all potentially dilutive stock compensation awards outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013
Numerator - net income attributable to Methode Electronics, Inc.	$14,598	$3,325	$48,010	$30,576
Denominator:	—	—
Denominator for basic net income per share-weighted average shares	38,051,772	37,413,490	37,780,506	37,406,270
Dilutive potential common shares	422,357	581,802	342,686	531,624
Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	38,474,129	37,995,292	38,123,192	37,937,894

Net income per share:
Basic	$0.38	$0.09	$1.27	$0.82
Diluted	$0.38	$0.09	$1.26	$0.81

For the three and nine months ended January 26, 2013, options to purchase 383,185 and 511,185 shares, respectively, have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. In addition, restricted stock awards for 700,000 shares have been excluded in the computation of diluted net income per share for all periods presented, as these awards are contingent on the Company's performance in fiscal 2015.

6.             SEGMENT INFORMATION

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

The Other segment includes a designer and manufacturer of magnetic torque sensing products, and independent laboratories that provide services for qualification testing and certification and analysis of electronic and optical components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 27, 2013.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.
The following tables present information regarding our segments. The Automotive segment income from operations for the nine months ended January 26, 2013 includes $20,000 of income from settlement.

	Three Months Ended February 1, 2014
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$129,666	$41,364	$18,029	$2,481	$(1,787)	$189,753
Transfers between segments	(724)	(777)	(32)	(81)	1,614	—
Net sales to unaffiliated customers	$128,942	$40,587	$17,997	$2,400	$(173)	$189,753

Income (loss) from operations	$17,906	$5,073	$2,125	$(659)	$(8,064)	$16,381
Interest expense, net						88
Other expense, net						270
Income before income taxes						$16,023

	Three Months Ended January 26, 2013
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$74,349	$32,218	$12,816	$4,276	$(677)	$122,982
Transfers between segments	(93)	(591)	(30)	(33)	747	—
Net sales to unaffiliated customers	$74,256	$31,627	$12,786	$4,243	$70	$122,982

Income/(loss) from operations	$3,258	$3,651	$517	$1,124	$(4,293)	$4,257
Interest income, net						20
Other income, net						114
Income before income taxes						$4,123

	Nine Months Ended February 1, 2014
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$360,061	$129,973	$54,002	$7,522	$(3,625)	$547,933
Transfers between segments	(1,568)	(2,048)	(149)	(152)	3,917	—
Net sales to unaffiliated customers	$358,493	$127,925	$53,853	$7,370	$292	$547,933

Income (loss) from operations	$48,325	$19,397	$7,931	$(808)	$(21,603)	$53,242
Interest expense, net						265
Other expense, net						763
Income before income taxes						$52,214

	Nine Months Ended January 26, 2013
	Automotive	Interconnect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$225,954	$98,488	$37,557	$12,022	$(2,543)	$371,478
Transfers between segments	(500)	(1,895)	(136)	(72)	2,603	—
Net sales to unaffiliated customers	$225,454	$96,593	$37,421	$11,950	$60	$371,478

Income (loss) from operations	$32,406	$12,655	$568	$2,672	$(12,759)	$35,542
Interest expense, net						27
Other expense, net						609
Income before income taxes						$34,906

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in thousands, except per share data)

7.          CONTINGENCIES

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

8.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $14,616 and $11,511 as of February 1, 2014 and April 27, 2013, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

9.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100,000, with an option to increase the principal amount by an additional $50,000, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At February 1, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. At February 1, 2014, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2014, we had borrowings of $28,500 and payments of $22,820, which includes interest of $820 under this credit facility. As of February 1, 2014, there were outstanding balances against the credit facility of $50,000.  There was $50,000 available to borrow under the credit facility as of February 1, 2014, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of February 1, 2014.

10.    SUBSEQUENT EVENT

On February 10, 2014, one of the Company's investments, an interest in Lumidigm, with a cost basis of $4,056, was sold. The Company's portion of the proceeds from the sale is $7,241, which will result in a pre-tax gain of $3,185. The Company will record the transaction in the fourth quarter of fiscal 2014. The Company continues to hold an exclusive license in Lumidigm for certain transportation markets.

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

Due to the timing of our fiscal calendar, the three months ended February 1, 2014 represent 14 weeks of results and the three months ended January 26, 2013 represent 13 weeks of results. In addition, the nine months ended February 1, 2014 and January 26, 2013, represent 40 and 39 weeks of results, respectively.

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

Results of Operations for the Three Months Ended February 1, 2014 as Compared to the Three Months Ended January 26, 2013

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$189.8	$123.0	$66.8	54.3%

Cost of products sold	151.3	102.9	48.4	47.0%

Gross profit	38.5	20.1	18.4	91.5%

Selling and administrative expenses	22.1	15.9	6.2	39.0%
Interest expense, net	0.1	—	0.1	N/M
Other expense, net	0.3	0.1	0.2	200.0%
Income tax expense	1.4	0.9	0.5	55.6%
Net loss attributable to noncontrolling interest	—	(0.1)	0.1	N/M
Net income attributable to Methode Electronics, Inc.	$14.6	$3.3	$11.3	342.4%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	79.7%	83.7%
Gross margins	20.3%	16.3%
Selling and administrative expenses	11.6%	12.9%
Interest expense, net	0.1%	—%
Other expense, net	0.2%	0.1%
Income tax expense	0.7%	0.7%
Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	7.7%	2.7%

Net Sales.  Consolidated net sales increased $66.8 million, or 54.3%, to $189.8 million for the three months ended February 1, 2014, from $123.0 million for the three months ended January 26, 2013.  The Automotive segment net sales increased $54.6 million, or 73.5%, to $128.9 million for the third quarter of fiscal 2014, from $74.3 million for the third quarter of fiscal 2013 primarily related to the GM Center Console program, which launched in the first quarter of fiscal 2014, and increased sales volumes for steering-angle sensors, and visible and hidden switch product lines.  The Interconnect segment net sales increased $9.0 million, or 28.5%, to $40.6 million for the third quarter of fiscal 2014, compared to $31.6 million for the third quarter of fiscal 2013, primarily due to higher sales volumes in appliance and data products.  The Power Products segment net sales increased $5.2 million, or 40.6%, to $18.0 million for the third quarter of fiscal 2014, compared to $12.8 million for the third quarter of fiscal 2013, primarily due to higher sales volumes for cabling and busbar products.  The Other segment net sales decreased $1.8 million, or 42.9%, to $2.4 million for the third quarter of fiscal 2014, as compared to $4.2 million for the third quarter of fiscal 2013, primarily due to lower sales volumes for our torque-sensing products.  Translation of foreign operations net sales for the three months ended February 1, 2014 increased reported net sales by $1.6 million or 0.9% due to average currency rate fluctuations in the third quarter of fiscal 2014, compared to the third quarter of fiscal 2013, primarily due to the strengthening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $48.4 million, or 47.0%, to $151.3 million for the three months ended February 1, 2014, compared to $102.9 million for the three months ended January 26, 2013.  Consolidated cost of products sold as a percentage of sales was 79.7% for the third quarter of fiscal 2014, compared to 83.7% for the third quarter of fiscal 2013.  The Automotive segment experienced a decrease in cost of goods sold as a percentage of sales due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes. The Interconnect segment experienced an increase in cost of products sold as a percentage of sales primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products. The Power Products segment experienced a decrease in cost of products sold as a percentage of sales primarily due to lower development costs, favorable commodity pricing for raw materials and favorable product sales mix. The Other segment experienced an increase in cost of products sold as a percentage of sales primarily due to manufacturing inefficiencies as a result of lower sales volumes in our torque-sensing business.

Gross Profit.  Consolidated gross profit increased $18.4 million, or 91.5%, to $38.5 million for the three months ended February 1, 2014, as compared to $20.1 million for the three months ended January 26, 2013.  Gross margins as a percentage of net sales increased to 20.3% for the three months ended February 1, 2014, compared to 16.3% for the three months ended January 26, 2013.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process in the Automotive segment. The Interconnect segment experienced a decrease in gross margins as a percentage of sales primarily due to inefficiencies related to lower sales volumes for our European sensor products. The Power Products segment experienced an increase in gross margins as a percentage of sales primarily due to favorable commodity pricing for raw materials and favorable product sales mix. The Other segment experienced a decrease in gross margins as a percentage of sales primarily due to inefficiencies caused by lower sales volumes in our torque-sensing business.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $6.2 million, or 39.0%, to $22.1 million for the three months ended February 1, 2014, compared to $15.9 million for the three months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 11.6% for the three months ended February 1, 2014 from 12.9% for the three months ended January 26, 2013. The decrease is primarily due to higher sales volumes. In the third quarter of fiscal 2014, $1.6 million of performance-based compensation expense was recorded related to the tandem-cash component of Company's long-term incentive plan. There was no expense recorded in the third quarter of fiscal 2013. In addition, expenses for short term bonuses and fringe benefit expense increased $2.1 million, legal expenses and other professional services increased $1.3 million, travel expenses and other general expenses increased $0.9 million and development costs increased $0.3 million in the third quarter of fiscal 2014.

Interest Expense, Net.  Interest expense, net was $0.1 million for the three months ended February 1, 2014, compared to no interest expense, net for the three months ended January 26, 2013.

Other Expense, Net. Other expense, net increased $0.2 million, to $0.3 million for the three months ended February 1, 2014, compared to $0.1 million for the three months ended January 26, 2013. All amounts for both the third quarter of fiscal 2014 and fiscal 2013, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $0.5 million, or 55.6%, to $1.4 million for the three months ended February 1, 2014, compared to $0.9 million for the three months ended January 26, 2013.  The income tax expense for both the third quarter of fiscal 2014 and fiscal 2013 relates to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $11.3 million, or 342.4%, to $14.6 million for the three months ended February 1, 2014, compared to $3.3 million for the three months ended January 26, 2013. The fiscal 2014 third quarter benefitted from the launch of the GM Center Console Program, higher sales volumes for other products and manufacturing efficiencies, partially offset with higher selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$128.9	$74.3	$54.6	73.5%

Cost of products sold	104.0	65.0	39.0	60.0%

Gross profit	24.9	9.3	15.6	167.7%

Selling and administrative expenses	7.0	6.0	1.0	16.7%

Income from operations	$17.9	$3.3	$14.6	442.4%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	80.7%	87.5%
Gross margins	19.3%	12.5%
Selling and administrative expenses	5.4%	8.1%
Income from operations	13.9%	4.4%

Net Sales.  Automotive segment net sales increased $54.6 million, or 73.5%, to $128.9 million for the three months ended February 1, 2014, from $74.3 million for the three months ended January 26, 2013.  Net sales increased in North America $42.7 million, or 200.5%, to $64.0 million in the third quarter of fiscal 2014, compared to $21.3 million in the third quarter of fiscal 2013 primarily due to the GM Center Console Program, which launched in the first quarter of fiscal 2014 and increased sales volumes for our Ford Center Console Program and our transmission lead-frame assemblies. Net sales increased in Europe by $8.6 million, or 25.2%, to $42.7 million in the third quarter of fiscal 2014, compared to $34.1 million in the third quarter of fiscal 2013, primarily due to new product launches, increased sales volumes for hidden switch products as well as currency rate fluctuations. Net sales in Asia increased $3.3 million, or 17.5%, to $22.2 million in the third quarter of fiscal 2014, compared to $18.9 million in the third quarter of fiscal 2013, primarily due to increased sales volumes for our steering-angle sensor products and our transmission lead-frame assemblies. Translation of foreign operations net sales for the three months ended February 1, 2014 increased reported net sales by $1.6 million, or 1.3%, due to average currency rates in the third quarter of fiscal 2014, compared to the average currency rates in the third quarter of fiscal 2013, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $39.0 million, or 60.0%, to $104.0 million for the three months ended February 1, 2014, from $65.0 million for the three months ended January 26, 2013.  The Automotive segment cost of products sold as a percentage of sales decreased to 80.7% in the third quarter of fiscal 2014, compared to 87.5% in the third quarter of fiscal 2013.  The decrease is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes.

Gross Profit.  Automotive segment gross profit increased $15.6 million, or 167.7%, to $24.9 million for the three months ended February 1, 2014, as compared to $9.3 million for the three months ended January 26, 2013.  The Automotive segment gross margins as a percentage of net sales were 19.3% for the three months ended February 1, 2014, as compared to 12.5% for the three months ended January 26, 2013.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility into our manufacturing processes.
Selling and Administrative Expenses.  Selling and administrative expenses increased $1.0 million, or 16.7%, to $7.0 million for the three months ended February 1, 2014, compared to $6.0 million for the three months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales were 5.4% for the three months ended February 1, 2014 and 8.1% for the three months ended January 26, 2013. The increase in expenses in the third quarter of fiscal 2014 is primarily due to higher bonus and travel expenses as a result of increased business levels as compared to the third quarter of fiscal 2013.

Income from Operations.  Automotive segment income from operations increased $14.6 million, or 442.4%, to $17.9 million for the three months ended February 1, 2014, compared to $3.3 million for the three months ended January 26, 2013. The fiscal 2014 third quarter benefitted from higher sales volumes and manufacturing efficiencies, due to the launch of the GM Center Console Program and increased sales volumes from other products, partially offset by higher selling and administrative expenses.

Interconnect Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$40.6	$31.6	$9.0	28.5%

Cost of products sold	30.8	23.7	7.1	30.0%

Gross profit	9.8	7.9	1.9	24.1%

Selling and administrative expenses	4.7	4.2	0.5	11.9%

Income from operations	$5.1	$3.7	$1.4	37.8%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	75.9%	75.0%
Gross margins	24.1%	25.0%
Selling and administrative expenses	11.6%	13.3%
Income from operations	12.6%	11.7%

Net Sales.  Interconnect segment net sales increased $9.0 million, or 28.5%, to $40.6 million for the three months ended February 1, 2014, from $31.6 million for the three months ended January 26, 2013.  Net sales increased in North America by $9.0 million, or 38.0%, to $32.7 million in the third quarter of fiscal 2014, compared to $23.7 million in the third quarter of fiscal 2013, primarily due to stronger sales volumes for our appliance, data solutions and radio remote control products. Net sales in Europe increased $0.8 million, or 18.2%, to $5.2 million in the third quarter of fiscal 2014, compared to $4.4 million in the third quarter of fiscal 2013, primarily due to higher radio remote control sales volumes. Net sales in Asia decreased $0.8 million, or 22.9%, to $2.7 million in the third quarter of fiscal 2014, compared to $3.5 million in the third quarter of fiscal 2013, primarily due to lower sales volumes from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $7.1 million, or 30.0%, to $30.8 million for the three months ended February 1, 2014, compared to $23.7 million for the three months ended January 26, 2013.  Interconnect segment cost of products sold as a percentage of net sales increased to 75.9% for the three months ended February 1, 2014, compared to 75.0% for the three months ended January 26, 2013.  The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products.

Gross Profit.  Interconnect segment gross profit increased $1.9 million, or 24.1%, to $9.8 million for the three months ended February 1, 2014, compared to $7.9 million for the three months ended January 26, 2013.  Gross margins as a percentage of net sales decreased to 24.1% for the three months ended February 1, 2014, from 25.0% for the three months ended January 26, 2013.  The decrease in gross margins as a percentage of sales is primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products and sales mix within the segment.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.5 million, or 11.9%, to $4.7 million for the three months ended February 1, 2014, compared to $4.2 million for the three months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 11.6% for the three months ended February 1, 2014, from 13.3% for the three months ended January 26, 2013. The increase in selling and administrative expenses is primarily due to increased development costs in our North American sensor business and severance costs in our radio remote control business.

Income from Operations.  Interconnect segment income from operations increased $1.4 million, or 37.8%, to $5.1 million for the three months ended February 1, 2014, compared to $3.7 million for the three months ended January 26, 2013, primarily due to higher sales volumes, partially offset with increased expenses related to development costs and severance.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$18.0	$12.8	$5.2	40.6%

Cost of products sold	14.6	10.7	3.9	36.4%

Gross profit	3.4	2.1	1.3	61.9%

Selling and administrative expenses	1.3	1.6	(0.3)	(18.8)%

Income from operations	$2.1	$0.5	$1.6	320.0%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	81.1%	83.6%
Gross margins	18.9%	16.4%
Selling and administrative expenses	7.2%	12.5%
Income from operations	11.7%	3.9%

Net Sales.  Power Products segment net sales increased $5.2 million, or 40.6%, to $18.0 million for the three months ended February 1, 2014, compared to $12.8 million for the three months ended January 26, 2013.  Net sales increased in North America by $1.6 million, or 18.8%, to $10.1 million in the third quarter of fiscal 2014, compared to $8.5 million in the third quarter of fiscal 2013, primarily due to higher sales volumes for our PowerRail and associated products, partially offset by lower sales volumes for our thermal heat sink products. Net sales in Europe increased $2.3 million, or 328.6%, to $3.0 million in the third quarter of fiscal 2014, compared to $0.7 million in the third quarter of fiscal 2012, due to increased sales volumes for a by-pass switch and busbars for electric vehicles. Net sales in Asia increased $1.3 million, or 36.1%, to $4.9 million in the third quarter of fiscal 2014, compared to $3.6 million in the third quarter of fiscal 2013, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $3.9 million, or 36.4%, to $14.6 million for the three months ended February 1, 2014, compared to $10.7 million for the three months ended January 26, 2013.  The Power Products segment cost of products sold as a percentage of sales decreased to 81.1% for the three months ended February 1, 2014, from 83.6% for the three months ended January 26, 2013.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes, lower product development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Power Products segment gross profit increased $1.3 million, or 61.9%, to $3.4 million in the third quarter of fiscal 2014, compared to $2.1 million in the third quarter of fiscal 2013.  Gross margins as a percentage of net sales increased to 18.9% for the three months ended February 1, 2014 from 16.4% for the three months ended January 26, 2013. The increase in gross margins is primarily due to higher sales volumes, lower product development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 18.8%, to $1.3 million for the three months ended February 1, 2014, compared to $1.6 million for the three months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 7.2% for the three months ended February 1, 2014 from 12.5% for the three months ended January 26, 2013. Selling and administrative expenses decreased due to lower commission expense in North America.

Income From Operations.  Power Products segment income from operations increased $1.6 million, to $2.1 million for the three months ended February 1, 2014, compared to $0.5 million for the three months ended January 26, 2013, due to higher sales, favorable commodity pricing for raw materials, favorable product mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$2.4	$4.2	$(1.8)	(42.9)%

Cost of products sold	1.5	2.6	(1.1)	(42.3)%

Gross profit	0.9	1.6	(0.7)	(43.8)%

Selling and administrative expenses	1.6	0.5	1.1	220.0%

Income/(loss) from operations	$(0.7)	$1.1	$(1.8)	N/M

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	62.5%	61.9%
Gross margins	37.5%	38.1%
Selling and administrative expenses	66.7%	11.9%
Income/(loss) from operations	(29.2)%	26.2%

Net Sales.  The Other segment net sales decreased $1.8 million, or 42.9%, to $2.4 million for the three months ended February 1, 2014, compared to $4.2 million for the three months ended January 26, 2013.  Net sales from our torque-sensing business decreased 76.3% in the third quarter of fiscal 2014, compared to the third quarter of fiscal 2013, primarily due to the planned exit of certain product lines and lower demand in the e-bike and motorcycle markets.  Net sales from our testing facilities increased 22.8%, primarily due to increased vibration shock and environmental testing sales in the third quarter of fiscal 2014, compared to the third quarter of fiscal 2013.

Cost of Products Sold.  Other segment cost of products sold decreased $1.1 million, or 42.3%, to $1.5 million for the three months ended February 1, 2014, compared to $2.6 million for the three months ended January 26, 2013. Cost of products sold as a percentage of sales increased to 62.5% in the third quarter of fiscal 2014, compared to 61.9% in the third quarter of fiscal 2013. The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies as a result of lower sales volumes in our torque-sensing business.

Gross Profit.  The Other segment gross profit decreased $0.7 million, or 43.8%, to $0.9 million for the three months ended February 1, 2014, compared to $1.6 million for the three months ended January 26, 2013.  Gross margins as a percentage of sales decreased to 37.5% for the three months ended February 1, 2014, compared to 38.1% for the three months ended January 26, 2013. The decrease in gross margins as a percentage of sales is primarily due to inefficiencies caused by lower sales volumes.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.1 million, or 220.0%, to $1.6 million for the three months ended February 1, 2014, compared to $0.5 million for the three months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales increased to 66.7% for the three months ended February 1, 2014, from 11.9% for the three months ended January 26, 2013. The increase in selling and administrative expenses is primarily due to increased legal expenses for pursuing a patent lawsuit from our torque-sensing business.

Income/(Loss) From Operations  The Other segment income/(loss) from operations decreased $1.8 million, to a loss of $0.7 million for the three months ended February 1, 2014, compared to income of $1.1 million for the three months ended January 26, 2013.  The decrease was primarily due to lower sales volumes and production inefficiencies and increased legal expenses.

Results of Operations for the Nine Months Ended February 1, 2014 as Compared to the Nine Months Ended January 26, 2013

Consolidated Results

Below is a table summarizing results for the nine months ended:
($ in millions)
(“N/M” equals not meaningful)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$547.9	$371.5	$176.4	47.5%

Cost of products sold	434.1	307.7	126.4	41.1%

Gross profit	113.8	63.8	50.0	78.4%

Selling and administrative expenses	60.6	48.3	12.3	25.5%
Income from settlement	—	(20.0)	20.0	N/M
Interest expense, net	0.3	—	0.3	N/M
Other expense, net	0.8	0.6	0.2	33.3%
Income tax expense	4.2	4.5	(0.3)	(6.7)%
Net loss attributable to noncontrolling interest	—	(0.2)	0.2	N/M
Net income attributable to Methode Electronics, Inc.	$47.9	$30.6	$17.3	56.5%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	79.2%	82.8%
Gross margins	20.8%	17.2%
Selling and administrative expenses	11.1%	13.0%
Income from settlement	—%	(5.4)%
Interest expense, net	0.1%	—%
Other expense, net	0.1%	0.2%
Income tax expense	0.8%	1.2%
Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	8.7%	8.2%

Net Sales.  Consolidated net sales increased $176.4 million, or 47.5%, to $547.9 million for the nine months ended February 1, 2014, from $371.5 million for the nine months ended January 26, 2013.  The Automotive segment net sales increased $133.0 million, or 59.0%, to $358.5 million for the first nine months of fiscal 2014, from $225.5 million for the first nine months of fiscal 2013, primarily related to the GM Center Console Program, which launched in the first quarter of fiscal 2014, new product launches in Europe and higher sales volumes for steering-angle sensor, and hidden switch product lines. The Interconnect segment net sales increased $31.3 million, or 32.4%, to $127.9 million for the first nine months of fiscal 2014, compared to $96.6 million for the first nine months of fiscal 2013, primarily due to higher sales volumes in appliance and data products.  The Power Products segment net sales increased $16.5 million, or 44.1%, to $53.9 million for the first nine months of fiscal 2014, compared to $37.4 million for the first nine months of fiscal 2013, primarily due to higher sales volumes for cabling and busbar products.  The Other segment net sales decreased $4.6 million, or 38.3%, to $7.4 million for the first nine months of fiscal 2014, as compared to $12.0 million for the first nine months of fiscal 2013, primarily due to lower sales volumes for our torque-sensing products.  Translation of foreign operations net sales for the nine months ended February 1, 2014 increased reported net sales by $3.0 million or 0.8% due to average currency rate fluctuations in the first nine months of fiscal 2014, compared to the first nine months of fiscal 2013, primarily due to the strengthening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $126.4 million, or 41.1%, to $434.1 million for the nine months ended February 1, 2014, compared to $307.7 million for the nine months ended January 26, 2013.  Consolidated cost of products sold as a percentage of sales was 79.2% for the first nine months of fiscal 2014, compared to 82.8% for the first nine months of fiscal 2013.  The Automotive segment experienced a decrease in cost of goods sold as a percentage of sales due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes. The Interconnect segment experienced an increase in cost of products sold as a percentage of sales primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products. The Power Products segment experienced a decrease in cost of products sold as a percentage of sales primarily due to lower development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Consolidated gross profit increased $50.0 million, or 78.4%, to $113.8 million for the nine months ended February 1, 2014, as compared to $63.8 million for the nine months ended January 26, 2013.  Gross margins as a percentage of net sales increased to 20.8% for the nine months ended February 1, 2014, compared to 17.2% for the nine months ended January 26, 2013.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process in the Automotive segment. The Interconnect segment experienced a decrease in gross margins as a percentage of sales primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products. The Power Products segment experienced an increase in gross margins as a percentage of sales primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $12.3 million, or 25.5%, to $60.6 million for the nine months ended February 1, 2014, compared to $48.3 million for the nine months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 11.1% for the nine months ended February 1, 2014 from 13.0% for the nine months ended January 26, 2013. The decrease is primarily due to higher sales volumes. The selling and administrative expenses in the first half of fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. In the first nine months of fiscal 2014, $4.6 million of performance-based compensation expense was recorded related to the tandem-cash component of Company's long-term incentive plan. There was no expense recorded in the first nine months of fiscal 2013. In addition, expenses for short term bonuses, salary and fringe benefit expense increased $4.0 million, travel expenses and other general expenses increased $1.5 million, professional services increased $0.7 million, and development costs increased $0.4 million in the first nine months of fiscal 2014.

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

Interest Expense, Net.  Interest expense, net increased to $0.3 million for the nine months ended February 1, 2014, compared to break-even for the nine months ended January 26, 2013.

Other Expense, Net. Other expense, net increased $0.2 million, to $0.8 million, or 33.3%, for the nine months ended February 1, 2014, compared to $0.6 million for the nine months ended January 26, 2013. All amounts for both the nine months ended February 1, 2014 and January 26, 2013 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss Franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $0.3 million, or 6.7%, to $4.2 million for the nine months ended February 1, 2014, compared to $4.5 million for the nine months ended January 26, 2013.  The income tax expense for both the first half of fiscal 2014 and the first half of fiscal 2013 relates to income taxes on foreign profits.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $17.3 million, or 56.5%, to $47.9 million for the nine months ended February 1, 2014, compared to $30.6 million for the nine months ended January 26, 2013. The nine months ended February 1, 2014 benefitted from the GM Center Console Program launch, higher sales volumes, realized manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process, partially offset with higher selling and administrative expenses. The nine months ended January 26, 2013 benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$358.5	$225.5	$133.0	59.0%

Cost of products sold	290.3	194.8	95.5	49.0%

Gross profit	68.2	30.7	37.5	122.1%

Selling and administrative expenses	19.9	18.3	1.6	8.7%
Income from settlement	—	(20.0)	20.0	N/M

Income from operations	$48.3	$32.4	$15.9	49.1%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	81.0%	86.4%
Gross margins	19.0%	13.6%
Selling and administrative expenses	5.6%	8.1%
Income from settlement	—%	(8.9)%
Income from operations	13.5%	14.4%

Net Sales.  Automotive segment net sales increased $133.0 million, or 59.0%, to $358.5 million for the nine months ended February 1, 2014, from $225.5 million for the nine months ended January 26, 2013.  Net sales increased in North America by $102.2 million, or 142.1%, to $174.1 million in the first nine months of fiscal 2014, compared to $71.9 million in the first nine months of fiscal 2013 related to the GM Center Console Program, which launched during the first quarter of fiscal 2014 and increased sales volumes for our Ford Center Console Program and our transmission lead-frame assemblies.  Net sales increased in Europe by $22.6 million, or 22.7%, to $122.0 million in the first nine months of fiscal 2014, compared to $99.4 million in the first nine months of fiscal 2013, primarily due to new product launches and increased sales volumes for hidden switch products as well as currency rate fluctuations. Net sales in Asia increased $8.2 million, or 15.1%, to $62.4 million in the first nine months of fiscal 2014, compared to $54.2 million in the first nine months of fiscal 2013, primarily due to increased sales volumes for our steering-angle sensor and transmission lead-frame assembly products. Translation of foreign operations net sales for the nine months ended February 1, 2014 increased reported net sales by $4.5 million, or 1.3%, due to average currency rates in the first nine months of fiscal 2014, compared to the average currency rates in the first nine months of fiscal 2013, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $95.5 million, or 49.0%, to $290.3 million for the nine months ended February 1, 2014, from $194.8 million for the nine months ended January 26, 2013.  The Automotive segment cost of products sold as a percentage of sales decreased to 81.0% in the first nine months of fiscal 2014, compared to 86.4% in the first nine months of fiscal 2013.  The decrease is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes.

Gross Profit.  Automotive segment gross profit increased $37.5 million, or 122.1%, to $68.2 million for the nine months ended February 1, 2014, as compared to $30.7 million for the nine months ended January 26, 2013.  The Automotive segment gross margins as a percentage of net sales were 19.0% for the nine months ended February 1, 2014, as compared to 13.6% for the nine months ended January 26, 2013.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility into our manufacturing processes.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.6 million, or 8.7%, to $19.9 million for the nine months ended February 1, 2014, compared to $18.3 million for the nine months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales were 5.6% for the nine months ended February 1, 2014 and 8.1% for the nine months ended January 26, 2013. The selling and administrative expenses in the first nine months of fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. In the first nine months of fiscal 2014, bonus and travel expenses increased $1.2 million as a result of increased business levels, partially offset by lower legal expenses of $0.7 million as compared to the first nine months of fiscal 2013.

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

Income from Operations.  Automotive segment income from operations increased $15.9 million, or 49.1%, to $48.3 million for the nine months ended February 1, 2014, compared to $32.4 million for the nine months ended January 26, 2013. The nine months ended February 1, 2014 benefitted from the GM Center Console Program, higher sales volumes and manufacturing efficiencies and lower legal expenses, partially offset with higher bonus and travel expenses. The nine months ended January 26, 2013 benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Interconnect Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$127.9	$96.6	$31.3	32.4%

Cost of products sold	95.3	70.9	24.4	34.4%

Gross profit	32.6	25.7	6.9	26.8%

Selling and administrative expenses	13.2	13.0	0.2	1.5%

Income from operations	$19.4	$12.7	$6.7	52.8%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	74.5%	73.4%
Gross margins	25.5%	26.6%
Selling and administrative expenses	10.3%	13.5%
Income from operations	15.2%	13.1%

Net Sales.  Interconnect segment net sales increased $31.3 million, or 32.4%, to $127.9 million for the nine months ended February 1, 2014, from $96.6 million for the nine months ended January 26, 2013.  Net sales increased in North America by $32.0 million, or 46.0%, to $101.8 million in the first nine months of fiscal 2014, compared to $69.8 million in the first nine months of fiscal 2013, primarily due to stronger sales volumes for our appliance, data solutions and radio remote control products. Net sales in Europe increased $0.7 million, or 4.4%, to $16.7 million in the first nine months of fiscal 2014, compared to $16.0 million in the first nine months of fiscal 2013, primarily due to increased radio remote control sales volumes, partially offset with lower sensor sales volumes. Net sales in Asia decreased $1.4 million, or 13.1%, to $9.3 million in the first nine months of fiscal 2014, compared to $10.7 million in the first nine months of fiscal 2013, primarily due to lower sales from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $24.4 million, or 34.4%, to $95.3 million for the nine months ended February 1, 2014, compared to $70.9 million for the nine months ended January 26, 2013.  Interconnect segment cost of products sold as a percentage of net sales increased to 74.5% for the nine months ended February 1, 2014, compared to 73.4% for the nine months ended January 26, 2013.  The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes for our European sensor products.

Gross Profit.  Interconnect segment gross profit increased $6.9 million, or 26.8%, to $32.6 million for the nine months ended February 1, 2014, compared to $25.7 million for the nine months ended January 26, 2013.  Gross margins as a percentage of net sales decreased to 25.5% for the nine months ended February 1, 2014, from 26.6% for the nine months ended January 26, 2013.  The decrease in gross margins is primarily due to lower sales volumes for our European sensor products.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 1.5%, to $13.2 million for the nine months ended February 1, 2014, compared to $13.0 million for the nine months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 10.3% for the nine months ended February 1, 2014, from 13.5% for the nine months ended January 26, 2013. The increase in selling and administrative expenses is primarily due to increased development costs in our North American sensor business and severance costs in our radio remote control business.

Income from Operations.  Interconnect segment income from operations increased $6.7 million, or 52.8%, to $19.4 million for the nine months ended February 1, 2014, compared to $12.7 million for the nine months ended January 26, 2013, primarily due to higher sales volumes, partially offset with manufacturing inefficiencies and increased selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$53.9	$37.4	$16.5	44.1%

Cost of products sold	42.0	31.8	10.2	32.1%

Gross profit	11.9	5.6	6.3	112.5%

Selling and administrative expenses	4.0	5.0	(1.0)	(20.0)%

Income from operations	$7.9	$0.6	$7.3	N/M

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	77.9%	85.0%
Gross margins	22.1%	15.0%
Selling and administrative expenses	7.4%	13.4%
Income from operations	14.7%	1.6%

Net Sales.  Power Products segment net sales increased $16.5 million, or 44.1%, to $53.9 million for the nine months ended February 1, 2014, compared to $37.4 million for the nine months ended January 26, 2013.  Net sales increased in North America by $5.5 million, or 21.7%, to $30.4 million in the first nine months of fiscal 2014, compared to $24.9 million in the first nine months of fiscal 2013, primarily due to higher sales volumes for our PowerRail and associated products, partially offset by lower sales volumes for our heat sink products. Net sales in Europe increased $7.7 million, or 481.3%, to $9.3 million in the first nine months of fiscal 2014, compared to $1.6 million in the first nine months of fiscal 2013, due to launches of a by-pass switch and busbars for electric vehicles, both of which launched in the second half of fiscal 2013. Net sales in Asia increased $3.3 million, or 30.0%, to $14.3 million in the first nine months of fiscal 2014, compared to $11.0 million in the first nine months of fiscal 2013, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $10.2 million, or 32.1%, to $42.0 million for the nine months ended February 1, 2014, compared to $31.8 million for the nine months ended January 26, 2013.  The Power Products segment cost of products sold as a percentage of sales decreased to 77.9% for the nine months ended February 1, 2014, from 85.0% for the nine months ended January 26, 2013.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Power Products segment gross profit increased $6.3 million, or 112.5%, to $11.9 million in the first nine months of fiscal 2014, compared to $5.6 million in the first nine months of fiscal 2013.  Gross margins as a percentage of net sales increased to 22.1% for the nine months ended February 1, 2014 from 15.0% for the nine months ended January 26, 2013. The increase in gross margins is primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.0 million, or 20.0%, to $4.0 million for the nine months ended February 1, 2014, compared to $5.0 million for the nine months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 7.4% for the nine months ended February 1, 2014 from 13.4% for the nine months ended January 26, 2013. Selling and administrative expenses decreased due to lower commission expense in North America.

Income From Operations.  Power Products segment income from operations increased $7.3 million, to $7.9 million for the nine months ended February 1, 2014, compared to $0.6 million for the nine months ended January 26, 2013, due to higher sales, favorable commodity pricing for raw materials, favorable product sales mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	February 1, 2014	January 26, 2013	Net Change	Net Change
Net sales	$7.4	$12.0	$(4.6)	(38.3)%

Cost of products sold	5.4	7.5	(2.1)	(28.0)%

Gross profit	2.0	4.5	(2.5)	(55.6)%

Selling and administrative expenses	2.8	1.8	1.0	55.6%

Income/(loss) from operations	$(0.8)	$2.7	$(3.5)	(129.6)%

Percent of sales:	February 1, 2014	January 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	73.0%	62.5%
Gross margins	27.0%	37.5%
Selling and administrative expenses	37.8%	15.0%
Income/(loss) from operations	(10.8)%	22.5%

Net Sales.  The Other segment net sales decreased $4.6 million, or 38.3%, to $7.4 million for the nine months ended February 1, 2014, compared to $12.0 million for the nine months ended January 26, 2013.  Net sales from our torque-sensing business decreased 67.9% in the first nine months of fiscal 2014, compared to the first nine months of fiscal 2013, primarily due to the planned exit of certain product lines and lower demand in the e-bike and motorcycle markets.  Net sales from our testing facilities increased 22.8%, primarily due to increased vibration shock and environmental testing sales in the first nine months of fiscal 2014, compared to the first nine months of fiscal 2013.

Cost of Products Sold.  Other segment cost of products sold decreased $2.1 million, or 28.0%, to $5.4 million for the nine months ended February 1, 2014, compared to $7.5 million for the nine months ended January 26, 2013. Cost of products sold as a percentage of sales increased to 73.0% in the first nine months of fiscal 2014, compared to 62.5% in the first nine months of fiscal 2013. The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies as a result of lower sales volumes in our torque-sensing business. In addition, our torque sensing business experienced additional manufacturing inefficiencies due to a planned move of production from our North American facility to our Malta facility in the first quarter of fiscal 2014.

Gross Profit.  The Other segment gross profit decreased $2.5 million, or 55.6%, to $2.0 million for the nine months ended February 1, 2014, compared to $4.5 million for the nine months ended January 26, 2013.  The decrease in gross margins as a percentage of sales is primarily due to inefficiencies caused by significantly lower sales volumes and the planned move of production to Malta.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $1.0 million, or 55.6%, to $2.8 million for the nine months ended February 1, 2014, compared to $1.8 million for the nine months ended January 26, 2013.  Selling and administrative expenses as a percentage of net sales increased to 37.8% for the nine months ended February 1, 2014, from 15.0% for the nine months ended January 26, 2013. The increase in selling and administrative expenses is primarily due to increased legal expenses for pursuing a patent lawsuit from our torque-sensing business.

Income/(Loss) From Operations  The Other segment income/(loss) from operations decreased $3.5 million, or 129.6%, to a loss of $0.8 million for the nine months ended February 1, 2014, compared to income of $2.7 million for the nine months ended January 26, 2013.  The decrease was primarily due to lower sales volumes, production inefficiencies and higher legal expenses.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the $96.8 million of cash and cash equivalents, as of February 1, 2014, $88.6 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $28.1 million of net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At February 1, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. At February 1, 2014, we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2014, we had borrowings of $28.5 million and payments of $22.8 million, which includes interest of $0.8 million under this credit facility. As of February 1, 2014, there were outstanding balances against the credit facility of $50.0 million.  There was $50.0 million available to borrow under the credit facility as of February 1, 2014, which does not include the option to increase the principal amount.

Cash Flow Operating Activities

Net cash provided by operating activities increased $16.5 million to $49.4 million for the first nine months of fiscal 2014, compared to $32.9 million for the first nine months of fiscal 2013, primarily due to the increase of $17.6 million in net income, to $48.0 million in the first nine months of fiscal 2014, compared to $30.4 million in first nine months of fiscal 2013. The first nine months of fiscal 2013 includes the cash payments of $20.0 million received during the third quarter of fiscal 2013 related to the legal settlement. The net changes in assets and liabilities resulted in a cash use of $18.8 million in first nine months of fiscal 2014, compared to cash use of $12.8 million in the first nine months of fiscal 2013. The increased cash use in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 is primarily driven by increased sales and overall business levels.

Cash Flow Investing Activities

Net cash used in investing activities decreased by $7.9 million due to purchases of property, plant and equipment of $23.5 million for the nine months ended February 1, 2014, compared to $30.0 million for the nine months ended January 26, 2013.  Purchases for both periods primarily relate to plant expansion and equipment purchases in Europe and North America for products which launched in fiscal 2013 and the first quarter of fiscal 2014. In the first nine months of fiscal 2013, we acquired the Hetronic Italy business for $1.4 million.

Cash Flow Financing Activities

Net cash provided by financing activities increased $19.4 million to cash provided of $3.6 million in the first nine months of fiscal 2014, compared to cash used of $15.8 million for the first nine months of fiscal 2013.  During the first nine months of fiscal 2014, the Company had net borrowings against the credit facility of $6.5 million, compared to net repayments of $8.0 million in the first nine months of fiscal 2013. We paid dividends of $7.9 and $7.8 million, for the first nine months of fiscal 2014 and the first nine months of fiscal 2013, respectively. The first nine months of fiscal 2014 includes $5.0 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.7 million as of February 1, 2014 and $2.5 million as of April 27, 2013.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $23.4 million at February 1, 2014 and $19.5 million at April 27, 2013.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $50.0 million of net borrowings at February 1, 2014, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2014 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	March 13, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.