Form 10-K
period 2014-05-03
METHODE ELECTRONICS INC
filed 2014-06-26
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 3, 2014
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
None
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 26, 2013, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange, was $1.1 billion.
Registrant had 37,919,980 shares of common stock, $0.50 par value, outstanding as of June 24, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held September 18, 2014 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K
May 3, 2014

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

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Fiscal 2014 represents fifty-three weeks of results and fiscal 2013 and 2012 represent fifty-two weeks of results.

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

Financial results by segment are summarized in Note 12 to our consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012
Automotive	67.6%	59.7%	58.0%
Interconnect	21.7%	27.0%	27.7%
Power Products	9.4%	10.1%	11.3%
Other	1.3%	3.2%	3.0%

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

Sources and Availability of Materials.  The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, light-emitting diode ("LED") displays, plastic molding materials, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We did not experience any significant price increases in fiscal 2014 and fiscal 2013. In fiscal 2014, we did experience some lower costs for some commodities, primarily the cost of copper. We experienced price increases on some resins as well as silver in fiscal 2012.

Patents; Licensing Agreements.  The Company has been granted a number of patents in the U.S., Europe and Asia and has additional domestic and international patent applications pending related to our products. The Company's existing patents expire on various dates from 2014 to 2031. The Company seeks patents in order to protect the Company's interest in certain products and technologies, including our TouchSensor, magnetic sensing and high-power interconnect products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality.  A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns.

Material Customers.  During the fiscal year ended May 3, 2014, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 36.4% and 14.5%, respectively, of consolidated net sales.  Such shipments included a wide variety of our automotive component products. Typically, our Ford and GM supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each Ford and GM part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply Ford or GM the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both Ford and GM order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various Ford and GM plants and include information regarding part quantities and delivery specifications.

Backlog. Our backlog of orders was approximately $218.2 million at May 3, 2014, and $154.6 million at April 27, 2013.  We expect that most of the backlog at May 3, 2014 will be shipped within fiscal 2015.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Senior management of our Company participates directly in the program.  Expenditures for such activities amounted to $25.7 million, $23.7 million and $20.4 million for fiscal 2014, 2013 and 2012, respectively.

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

Employees.  At May 3, 2014 and April 27, 2013, we had 4,566 and 3,960 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of May 3, 2014, our employees from our Malta and Mexico facilities, which account for approximately 72% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

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

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of October 21, 2013.

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

During the year ended May 3, 2014, shipments to GM and Ford, or their tiered suppliers, represented 36.4% and 14.5%, respectively, of our consolidated net sales.  The supply arrangements with these customers provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements over a period from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a Ford or GM supply arrangement for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

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

Our ability to market our automotive products is subject to a lengthy sales cycle, which requires significant investment prior to significant sales revenues, and there is no assurance that our products will be implemented in any particular vehicle.
The sales cycle for our automotive products, our largest industry segment, is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our products, it normally will take several years before our products are available to consumers in that manufacturer’s vehicles.
In the automotive components industry, products typically proceed through five stages of research and development. Initial research on the product concept comes first, to assess its technical feasibility and economic costs and benefits. This stage often includes development of an internal prototype for the component supplier’s own evaluation. If the product appears feasible, the component supplier manufactures a functioning prototype to demonstrate and test the product’s features. These prototypes are then marketed and sold to automotive companies for testing and evaluation. If an automobile manufacturer shows interest in the product, it typically works with the component supplier to refine the product, then purchases second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer either decides to purchase the component for a production vehicle or terminates the program.
The time required to progress through these five stages to commercialization varies widely. Generally, the more a component must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected, and a decision to introduce the product into the vehicle is not easily reversed. Because our automotive products affect other vehicle systems and are a factory-installed item, the process usually takes several years from conception to commercialization.
While we currently have active development programs with various OEMs for a variety of our products, no assurance can be given that our products will be implemented in any particular vehicles. During this development process, we derive minimal funding from prototype sales but generally obtain no significant revenue until mass production begins, which could have a material adverse effect on our liquidity. If our products are not selected after a lengthy development process, our results of operations and financial condition could be adversely affected.
Other products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to customers, if at all.
Our inability to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality demands. Additionally, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.

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

We require substantial amounts of materials, including petroleum-based products, glass, copper and precious metals, application-specific integrated circuits and light-emitting diode ("LED") displays, and all materials we require are purchased from third party sources. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the availability of, or price for, these materials could materially adversely affect our results of operations and financial condition.  We did not experience any significant price increases for raw materials in fiscal 2014 or fiscal 2013. We experienced price increases on some resins as well as silver in fiscal 2012.

A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International operations represent a significant portion of our business. Sales outside the United States represent a majority of our net sales, and we expect net sales outside the United States to continue to represent a significant portion of our total net sales. Outside of the United States, we operate manufacturing facilities in China, Egypt, Malta, Mexico, the Philippines and Switzerland.

Our international operations are subject to a variety of potential risks, including:

•	inflation or changes in political and economic conditions;

•	unstable regulatory environments;

•	changes in import and export duties and licenses;

•	domestic and foreign customs and tariffs

•	potentially adverse tax consequences;

•	trade restrictions;

•	exchange rate fluctuations;

•	restrictions on the transfer of funds into or out of a country;

•	changes in labor laws, including minimum wage;

•	labor unrest;

•	logistical and communications challenges;

•	difficulties associated with managing a large organization spread throughout various countries;

•	compliance risks associated with the Foreign Corrupt Practices Act (FCPA) and other anti-bribery laws;

•	differing protection of intellectual property and trade secrets; and

•	burdensome taxes and other restraints.

Any of these factors may have an adverse effect on our international operations which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

 Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our effective tax rates, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill and intangible assets;

•	changes in available tax credits;

•	changes in tax laws or interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses;

•	changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes;

•	any significant decrease in our gross margins could adversely affect our business, financial condition and results of operations.

Our gross margins are subject to fluctuations due to many factors.

A number of factors may impact our gross margins, including the following:

•	geographical and vertical market pricing mix;

•	changes in the mix of our prototyping and production-based business;

•	competitive pricing dynamics and customer mix; and

•	various manufacturing cost variables including product yields, package and assembly costs, provisions for excess and obsolete inventory and the absorption of manufacturing overhead.
We may be required to recognize additional impairment charges.

Pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write-off goodwill and intangible assets of $1.7 million and $4.3 million in fiscal 2014 and fiscal 2013, respectively. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported results in these periods.

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

Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

We have completed acquisitions and divestitures in the past and we may continue to seek acquisitions to grow our businesses. We may also divest operations to focus on our core businesses. We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss.

The success of our acquisitions depends on our ability to:

•	successfully execute the integration or consolidation of the acquired operations into our existing businesses;

•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;

•	finance the acquisition;

•	identify and take advantage of cost reduction opportunities; and

•	further penetrate existing markets with the product capabilities we may acquire.

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. Acquisitions may also increase our debt levels. This could result in lower than expected business growth or higher than anticipated costs. In addition, acquisitions or strategic divestitures may:

•	cause a disruption in our ongoing business;

•	distract our managers; or

•	unduly burden other resources in our company; and

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to a variety of factors, including design or manufacturing errors or component failure or counterfeit parts. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects or recalls and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

We have numerous United States and foreign patents and license agreements covering certain of our products and manufacturing processes.  Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.  The loss of certain patents and trade secrets could adversely affect our sales, margins or profitability.

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

Should a catastrophic event or other significant business interruption occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could adversely affect our business.

Weather conditions, natural disasters or other catastrophic events could cause significant disruptions in operations, including, specifically, disruptions at our manufacturing facilities or those of our major suppliers or customers. In turn, the quality, cost and volumes of the products we produce and sell could be unexpectedly, negatively affected, which will impact our sales and profitability. Natural disasters or industrial accidents could also damage our manufacturing facilities or infrastructure, or those of our major suppliers or major customers, which could affect our costs, production volumes and demand for our products.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers, thereby creating delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. While we may purchase insurance policies to cover the direct economic impact experienced following a natural disaster occurring at one of our own facilities, there can be no assurance that such insurance policies will cover the full extent of our financial loss nor will they cover losses which are not economic in nature such as, for example, our business and reputation as a reliable supplier.

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

Regulations related to the use of conflict-free minerals may increase our costs and expenses, and an inability to certify that our products are conflict-free may adversely affect customer relationships.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals. As a result, the Securities and Exchange Commission enacted new annual disclosure and reporting requirements for public companies that use these minerals in their products, which apply to us. Under the final rules, we were required to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures beginning in May 2014. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the new rules may reduce the number of suppliers who provide components and products containing conflict-free minerals and thus may increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses may have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which may place us at a competitive disadvantage, and our reputation may be harmed.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Mriehel, Malta	Manufacturing	Leased	226,090
Carthage, Illinois	Manufacturing	Owned	134,889
Monterrey, Mexico	Manufacturing	Leased	127,000
Monterrey, Mexico	Manufacturing	Leased	120,000
Shanghai, China	Manufacturing	Leased	75,500
McAllen, Texas	Warehousing	Leased	38,000
Cairo, Egypt	Manufacturing	Leased	30,031
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Bangalore, India	Engineering Design Center	Leased	14,465
Burnley, England	Engineering Design Center	Leased	5,900
Beruit, Lebanon	Engineering Design Center	Leased	5,112
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	4,047

Interconnect Segment:
Shanghai, China	Manufacturing	Leased	49,000
Chicago, Illinois	Manufacturing	Owned	34,800
Mriehel, Malta	Manufacturing	Leased	32,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	26,132
Richardson, Texas	Manufacturing	Leased	25,700
Zhenjiang, China	Manufacturing	Leased	23,560
Wheaton, Illinois	Manufacturing	Leased	22,500
Laguna, Philippines	Manufacturing	Leased	19,340
San Jose, California	Sales and Design	Leased	7,250
Milan, Italy	Sales and Design	Leased	7,201
Harkingen, Switzerland	Manufacturing	Leased	4,166
Hong Kong	Sales and Administrative	Leased	1,885
Singapore	Sales and Administrative	Leased	1,250
Taiwan	Sales and Administrative	Leased	581

Power Products Segment:
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Mriehel, Malta	Manufacturing	Leased	40,700
Shanghai, China	Manufacturing	Leased	35,075
Boulder, Colorado	Prototype and Design Center	Leased	9,697
San Jose, California	Prototype and Design Center	Leased	7,250

Other Segment:
Palatine, Illinois	Test Laboratory	Owned	27,000
Hunt Valley, Maryland	Test Laboratory	Owned	16,000
Chicago, Illinois	Manufacturing	Owned	10,000

Item 3.  Legal Proceedings

As of May 3, 2014, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

Item 4.  Mine Safety Disclosures

Not Applicable

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	58	Chief Executive Officer of the Company since 2004 and President and Director since 2001.

Douglas A. Koman	64	Chief Financial Officer of the Company since 2004.

Thomas D. Reynolds	51	Chief Operating Officer of the Company since June 2010. Prior thereto, Senior Vice President, Worldwide Automotive Operations, of the Company since 2006.

Timothy R. Glandon	50	Vice President and General Manager, North American Automotive, of the Company since 2006.

Joseph E. Khoury	50	Vice President and General Manager, European Automotive, of the Company since 2004.

Theodore P. Kill	63	Vice President, Worldwide Automotive Sales, of the Company since 2006.

Ronald L.G. Tsoumas	53	Controller and Treasurer of the Company since 2007.

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

			Dividends Declared Per Share
	Sales Price Per Share
	High	Low
Fiscal Year ended May 3, 2014
First Quarter	$20.29	$13.32	$0.07
Second Quarter	29.63	17.01	0.07
Third Quarter	37.53	23.05	0.07
Fourth Quarter	35.74	26.73	0.09

Fiscal Year ended April 27, 2013
First Quarter	$9.53	$6.94	$0.07
Second Quarter	10.71	8.64	0.07
Third Quarter	10.57	8.38	0.07
Fourth Quarter	14.95	9.56	0.07

On June 19, 2014, the Board of Directors declared a dividend of $0.09 per share of common stock, payable on August 1, 2014, to holders of record on July 18, 2014. As of June 24, 2014, the number of record holders of our common stock was 500.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of May 3, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	592,360	$11.24	584,321
Equity compensation plans not approved by security holders	—	—	—
Total	592,360	$11.24	584,321

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2014, 2013 and 2012, and the consolidated balance sheet data as of May 3, 2014 and April 27, 2013, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2011 and 2010, and the consolidated balance sheet data as of April 28, 2012, April 30, 2011 and May 1, 2010, are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
	May 3, 2014 (53 weeks) (1)	April 27, 2013 (2)	April 28, 2012 (3)	April 30, 2011 (4)	May 1, 2010 (5)
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$772.8	$519.8	$465.1	$428.2	$377.6
Income before income taxes	75.9	37.9	11.4	14.5	7.8
Income tax expense/(benefit)	(20.3)	(2.5)	3.2	(4.1)	(6.0)
Income from continuing operations	96.1	40.7	8.4	18.5	13.8
Income from discontinued operations, net of tax	—	—	—	0.6	—
Net income applicable to Methode Electronics, Inc.	96.1	40.7	8.4	19.5	13.7
Per Common Share:
Basic net income from continuing operations	2.53	1.09	0.22	0.51	0.37
Basic net income from discontinued operations	—	—	—	0.02	—
Basic net income applicable to Methode Electronics, Inc.	2.53	1.09	0.22	0.53	0.37

Diluted net income from continuing operations	2.51	1.08	0.22	0.50	0.37
Diluted net income from discontinued operations	—	—	—	0.02	—
Diluted net income applicable to Methode Electronics, Inc.	2.51	1.08	0.22	0.52	0.37

Dividends	0.30	0.28	0.28	0.28	0.28
Book Value	10.21	7.71	6.84	6.95	6.43
Long-term Debt	48.0	43.5	48.0	—	—
Retained Earnings	269.2	184.4	154.0	156.0	146.8
Fixed Assets (net)	101.2	98.4	77.2	61.5	61.9
Total Assets	575.5	434.9	403.6	334.7	310.8
Return on Average Equity	28.2%	15.0%	3.3%	7.9%	6.0%
Pre-tax Income as a Percentage of Sales	9.8%	7.3%	2.5%	3.4%	2.1%
Net Income as a Percentage of Sales	12.4%	7.8%	1.8%	4.6%	3.6%

(1) Fiscal 2014 includes a $31.7 million tax benefit related to the release of a valuation allowance against deferred tax assets in the U.S. Fiscal 2014 also includes an intangible asset pre-tax impairment charge of $1.7 million and a pre-tax gain on the sale of one of the Company's investments of $3.2 million.
(2) Fiscal 2013 includes $20.0 million of pre-tax income from the Delphi legal settlement. Fiscal 2013 also includes a pre-tax charge of $4.3 million related to the impairment of goodwill for our Eetrex reporting unit.
(3) Fiscal 2012 includes $3.7 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.
(4) Fiscal 2011 results includes an after-tax gain on the sale of a business of $0.6 million. In addition, fiscal 2011 includes $4.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.
(5) Fiscal 2010 results include a pre-tax charge of $7.8 million relating to restructuring activities.  In addition, fiscal 2010 includes $5.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.  Income tax includes a $8.4 million loss carry-back benefit related to losses in our U.S.-based businesses.

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

Delphi Settlement

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company received a payment of $20.0 million. The Company recorded the entire gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

Recent Transactions

On February 10, 2014, one of the Company's investments, an interest in Lumidigm, with a cost basis of $4.1 million, was sold. The Company's portion of the proceeds from the sale is $7.3 million, which resulted in a pre-tax gain of $3.2 million. The proceeds from the sale include $1.1 million held in escrow, which is expected to be paid in fiscal 2016. The Company recorded the transaction in the fourth quarter of fiscal 2014. The Company continues to hold an exclusive license in Lumidigm for certain transportation markets.

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

Results of Operations

Results of Operations for the Fiscal Year Ended May 3, 2014, as Compared to the Fiscal Year Ended April 27, 2013.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$772.8	$519.8	$253.0	48.7%

Cost of products sold	616.1	428.2	187.9	43.9%

Gross profit	156.7	91.6	65.1	71.1%

Impairment of goodwill and intangible assets	1.7	4.3	(2.6)	N/M
Income from settlement	—	(20.0)	20.0	N/M
Selling and administrative expenses	79.6	66.3	13.3	20.1%
Amortization of intangibles	1.8	1.8	—	—%
Interest expense, net	0.3	—	0.3	N/M
Other (income)/expense, net	(2.6)	1.3	(3.9)	N/M
Income tax benefit	(20.3)	(2.5)	(17.8)	N/M
Net income/(loss) attributable to noncontrolling interest	0.1	(0.3)	0.4	(133.3)%
Net income attributable to Methode Electronics, Inc.	$96.1	$40.7	$55.4	136.1%

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	79.7%	82.4%
Gross margins	20.3%	17.6%
Impairment of goodwill and intangible assets	0.2%	0.8%
Income from settlement	—%	(3.8)%
Selling and administrative expenses	10.3%	12.8%
Amortization of intangibles	0.2%	0.3%
Interest expense, net	—%	—%
Other (income)/expense, net	(0.3)%	0.3%
Income tax benefit	(2.6)%	(0.5)%
Net income/(loss) attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to Methode Electronics, Inc.	12.4%	7.8%

Net Sales.  Consolidated net sales increased $253.0 million, or 48.7%, to $772.8 million for the fiscal year ended May 3, 2014, from $519.8 million for the fiscal year ended April 27, 2013.  Tooling sales, primarily from the Automotive segment, increased $4.4 million, or 22.0%, to $24.4 million in fiscal 2014, compared to $20.0 million in fiscal 2013. The Automotive segment net sales, inclusive of tooling sales, increased $212.0 million, or 68.4%, to $522.1 million in fiscal 2014, from $310.1 million in fiscal 2013, primarily related to the GM Center Console Program, which launched in the first quarter of fiscal 2014, new product launches in Europe and higher sales volumes for steering-angle sensor, and hidden switch product lines. The Interconnect segment net sales increased $27.7 million, or 19.8%, to $167.9 million in fiscal 2014, compared to $140.2 million in fiscal 2013, primarily due to higher sales volumes in appliance and data products.  The Power Products segment net sales increased $19.8 million, or 37.6%, to $72.5 million in fiscal 2014, compared to $52.7 million in fiscal 2013, primarily due to higher sales volumes for our PowerRail and associated products, partially offset by lower sales volumes for our heat sink products.  The Other segment net sales decreased $6.5 million, or 38.9%, to $10.2 million in fiscal 2014, as compared to $16.7 million in fiscal 2013, primarily due to lower sales volumes for our torque-sensing products.  Translation of foreign operations net sales for the fiscal year ended May 3, 2014 increased reported net sales by $6.5 million or 0.8% due to average currency rate fluctuations, compared to fiscal 2013, primarily due to the strengthening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $187.9 million, or 43.9%, to $616.1 million for the fiscal year ended May 3, 2014, compared to $428.2 million for the fiscal year ended April 27, 2013.  Consolidated cost of products sold as a percentage of sales was 79.7% in fiscal 2014, compared to 82.4% in fiscal 2013.  The Automotive segment experienced a decrease in cost of goods sold as a percentage of sales due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding operation into our manufacturing processes. The Interconnect segment experienced an increase in cost of products sold as a percentage of sales primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products as well as sales mix within the segment. The Power Products segment experienced a decrease in cost of products sold as a percentage of sales primarily due to lower development costs, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Consolidated gross profit increased $65.1 million, or 71.1%, to $156.7 million for the fiscal year ended May 3, 2014, as compared to $91.6 million for the fiscal year ended April 27, 2013.  Gross margins as a percentage of net sales increased to 20.3% in fiscal 2014, compared to 17.6% in fiscal 2013.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility in our manufacturing process in the Automotive segment. The Interconnect segment experienced a decrease in gross margins as a percentage of sales primarily due to manufacturing inefficiencies related to lower sales volumes for our European sensor products and sales mix within the segment. The Power Products segment experienced an increase in gross margins as a percentage of sales primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Impairment of Goodwill and Intangible Assets. In fiscal 2014, due to market conditions, management performed an impairment analysis of the intangible asset for our Eetrex reporting unit in our Power Products segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets. In fiscal 2013, as a result of our annual goodwill impairment testing, we determined that the fair value for Eetrex was less than the carrying value of their net assets and concluded that goodwill was impaired. We recorded a goodwill impairment charge of $4.3 million for our Eetrex reporting unit in our Power Products segment related to these assets.

Income From Settlement. In fiscal 2013, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete agreement with respect to the related technology. In exchange, the Company received a payment of $20.0 million.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $13.3 million, or 20.1%, to $79.6 million in fiscal 2014, compared to $66.3 million in fiscal 2013.  Selling and administrative expenses as a percentage of net sales decreased to 10.3% in fiscal 2014 from 12.8% in fiscal 2013. The decrease is primarily due to higher sales volumes. The selling and administrative expenses in fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. In fiscal 2014 and fiscal 2013, the Company recorded $3.9 million and $2.1 million, respectively, of performance-based compensation expense related to the tandem cash component of the Company's long-term incentive plan. In fiscal 2014, expenses for short term bonuses, salary and fringe benefit expenses increased $5.4 million, travel expenses and other general expenses increased $2.6 million, legal and other professional services increased $1.2 million, and development costs increased $1.2 million in fiscal 2014 primarily due to increased business levels.

Amortization of Intangibles. Amortization of intangibles was $1.8 million for both fiscal 2014 and fiscal 2013.

Interest Expense, Net.  Interest expense, net increased to $0.3 million for the fiscal year ended May 3, 2014, compared to break-even for the fiscal year ended April 27, 2013.

Other (Income)/Expense, Net. Other (income)/expense, net increased $3.9 million, to income of $2.6 million for the fiscal year ended May 3, 2014, compared to an expense of $1.3 million for the fiscal year ended April 27, 2013. Other (income)/expense, net for fiscal 2014 includes a gain of $3.2 million for the sale of one of the Company's investments. In addition, fiscal 2014 also included income of $0.3 million in fiscal 2014 related to life insurance policies in connection with an employee deferred compensation plan. All other amounts for both fiscal 2014 and 2013 relate to currency rate fluctuations.

The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Benefit.  Income tax benefit increased $17.8 million to $20.3 million for the fiscal year ended May 3, 2014, compared to $2.5 million for the fiscal year ended April 27, 2013.  Fiscal 2014 includes income tax expense on foreign profits of $6.9 million, $1.3 million for foreign tax expense on a foreign dividend and a tax expense of $1.6 million related to the adjustment of tax credits from our Malta facility. In addition, the Company recorded a tax benefit of $31.7 million in fiscal 2014, related to the reversal of a valuation allowance against the deferred tax assets and other miscellaneous adjustments in the U.S. Fiscal 2013 includes income tax expense on foreign profits of $6.1 million. In addition, fiscal 2013 includes a benefit of $8.6 million related to tax credits from our Malta facility.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $55.4 million, or 136.1%, to $96.1 million for the fiscal year ended May 3, 2014, compared to $40.7 million for the fiscal year April 27, 2013. Fiscal 2014 benefitted from the GM Center Console Program launch, higher sales volumes, realized manufacturing efficiencies, higher income tax benefit and lower impairment expenses of goodwill and intangible assets. Fiscal 2014 was negatively impacted by higher selling and administrative expenses due to increased business levels. Fiscal 2013 benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
 ("N/M" equals not meaningful)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$522.1	$310.1	$212.0	68.4%

Cost of products sold	423.9	266.6	157.3	59.0%

Gross profit	98.2	43.5	54.7	125.7%

Income from settlement	—	(20.0)	20.0	N/M
Selling and administrative expenses	26.6	24.7	1.9	7.7%
Income from operations	$71.6	$38.8	$32.8	84.5%

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	81.2%	86.0%
Gross margins	18.8%	14.0%
Income from settlement	—%	(6.4)%
Selling and administrative expenses	5.1%	8.0%
Income from operations	13.7%	12.5%

Net Sales.  Automotive segment net sales increased $212.0 million, or 68.4%, to $522.1 million for the fiscal year ended May 3, 2014, from $310.1 million for the fiscal year ended April 27, 2013.  Tooling sales increased $4.4 million, or 22.0%, to $24.4 million in fiscal 2014, compared to $20.0 million in fiscal 2013. Net sales, inclusive of tooling sales, increased in North America by $173.3 million, or 180.5%, to $269.3 million in fiscal 2014, compared to $96.0 million in fiscal 2013 related to the GM Center Console Program, which launched during the first quarter of fiscal 2014 and increased sales volumes for our transmission lead-frame assemblies.  Net sales, inclusive of tooling sales increased in Europe by $32.2 million, or 23.4%, to $170.0 million in fiscal 2014, compared to $137.8 million in fiscal 2013, primarily due to new product launches and increased sales volumes for hidden switch products as well as currency rate fluctuations. Net sales, inclusive of tooling sales, in

Asia increased $6.5 million, or 8.5%, to $82.8 million in fiscal 2014, compared to $76.3 million in fiscal 2013, primarily due to increased sales volumes for our steering-angle sensor, transmission lead-frame assembly products and hidden switches. Translation of foreign operations net sales for the fiscal year ended May 3, 2014 increased reported net sales by $6.5 million, or 1.3%, due to average currency rates, compared to the average currency rates in fiscal 2013, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $157.3 million, or 59.0%, to $423.9 million for the fiscal year ended May 3, 2014, from $266.6 million for the fiscal year ended April 27, 2013.  The Automotive segment cost of products sold as a percentage of sales decreased to 81.2% in fiscal 2014, compared to 86.0% in fiscal 2013.  The decrease is primarily due to increased manufacturing efficiencies related to the increased sales volumes in North America and Europe and the vertical integration of our paint and decorative molding operation into our manufacturing processes in North America.

Gross Profit.  Automotive segment gross profit increased $54.7 million, or 125.7%, to $98.2 million for the fiscal year ended May 3, 2014, as compared to $43.5 million for the fiscal year ended April 27, 2013.  The Automotive segment gross margins as a percentage of net sales were 18.8% in fiscal 2014, compared to 14.0% in fiscal 2013.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility into our manufacturing processes.

Income From Settlement. In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete agreement with respect to the related technology. In exchange, the Company received a payment of $20.0 million. The Company recorded the entire gain in the second quarter of fiscal 2013.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.9 million, or 7.7%, to $26.6 million in fiscal 2014, compared to $24.7 million in fiscal 2013.  Selling and administrative expenses as a percentage of net sales were 5.1% in fiscal 2014 and 8.0% in fiscal 2013. The selling and administrative expenses in fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. In fiscal 2014, bonus and travel expenses increased $2.1 million as a result of increased business levels, partially offset by set by lower legal expenses of $1.3 million.

Income from Operations.  Automotive segment income from operations increased $32.8 million, or 84.5%, to $71.6 million in fiscal 2014, compared to $38.8 million in fiscal 2013. Fiscal 2014 benefitted from the GM Center Console Program, higher sales volumes and manufacturing efficiencies and lower legal expenses, partially offset with higher bonus and travel expenses. Fiscal 2013 benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Interconnect Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$167.9	$140.2	$27.7	19.8%

Cost of products sold	125.9	103.4	22.5	21.8%

Gross profit	42.0	36.8	5.2	14.1%

Selling and administrative expenses	18.4	17.8	0.6	3.4%
Income from operations	$23.6	$19.0	$4.6	24.2%

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	75.0%	73.8%
Gross margins	25.0%	26.2%
Selling and administrative expenses	11.0%	12.7%
Income from operations	14.1%	13.6%

Net Sales.  Interconnect segment net sales increased $27.7 million, or 19.8%, to $167.9 million for the fiscal year ended May 3, 2014, from $140.2 million for the fiscal year ended April 27, 2013.  Net sales increased in North America by $27.7 million, or 26.4%, to $132.7 million in fiscal 2014, compared to $105.0 million in fiscal 2013, primarily due to stronger sales volumes for our appliance, data solutions and radio remote control products. Net sales in Europe increased $1.4 million, or 6.4%, to $23.2 million in fiscal 2014, compared to $21.8 million in fiscal 2013, primarily due to increased radio remote control sales volumes, partially offset with lower sensor sales volumes. Net sales in Asia decreased $1.4 million, or 10.4%, to $12.0 million in fiscal 2014, compared to $13.4 million in fiscal 2013, primarily due to lower sales from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interconnect segment cost of products sold increased $22.5 million, or 21.8%, to $125.9 million for the fiscal year ended May 3, 2014, compared to $103.4 million for the fiscal year ended April 27, 2013.  Interconnect segment cost of products sold as a percentage of net sales increased to 75.0% in fiscal 2014, compared to 73.8% in fiscal 2013.  The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes for our European sensor products as well as sales mix within the segment.

Gross Profit.  Interconnect segment gross profit increased $5.2 million, or 14.1%, to $42.0 million for the fiscal year ended May 3, 2014, compared to $36.8 million for the fiscal year ended April 27, 2013.  Gross margins as a percentage of net sales decreased to 25.0% in fiscal 2014, from 26.2% in fiscal 2013.  The decrease in gross margins is primarily due to lower sales volumes for our European sensor products as well as sales mix within the segment.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.6 million, or 3.4%, to $18.4 million for the fiscal year ended May 3, 2014, compared to $17.8 million for the fiscal year ended April 27, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 11.0% in fiscal 2014, from 12.7% in fiscal 2013. The increase in selling and administrative expenses is primarily due to increased development costs in our North American sensor business.

Income from Operations.  Interconnect segment income from operations increased $4.6 million, or 24.2%, to $23.6 million for the fiscal year ended May 3, 2014, compared to $19.0 million for the fiscal year ended April 27, 2013, primarily due to higher sales volumes, partially offset with manufacturing inefficiencies and sales mix and increased selling and administrative expenses.

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
 ("N/M" equals not meaningful)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$72.5	$52.7	$19.8	37.6%

Cost of products sold	57.0	43.6	13.4	30.7%

Gross profit	15.5	9.1	6.4	70.3%

Impairment of goodwill and intangible assets	1.7	4.3	(2.6)	N/M
Selling and administrative expenses	5.5	6.9	(1.4)	(20.3)%
Income/(loss) from operations	$8.3	$(2.1)	$10.4	N/M

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	78.6%	82.7%
Gross margins	21.4%	17.3%
Impairment of goodwill and intangible assets	2.3%	8.2%
Selling and administrative expenses	7.6%	13.1%
Income/(loss) from operations	11.4%	(4.0)%

Net Sales.  Power Products segment net sales increased $19.8 million, or 37.6%, to $72.5 million for the fiscal year ended May 3, 2014, compared to $52.7 million for the fiscal year ended April 27, 2013.  Net sales increased in North America by $7.9 million, or 23.0%, to $42.2 million in fiscal 2014, compared to $34.3 million in fiscal 2013, primarily due to higher sales volumes for our PowerRail and associated products, partially offset by lower sales volumes for our heat sink products. Net sales in Europe increased by $7.5 million, or 220.6%, to $10.9 million in fiscal 2014, compared to $3.4 million in fiscal 2013, due to launches of a by-pass switch and busbars for electric vehicles, both of which launched in the second half of fiscal 2013. Net sales in Asia increased by $4.4 million, or 29.3%, to $19.4 million in fiscal 2014, compared to $15.0 million in fiscal 2013, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $13.4 million, or 30.7%, to $57.0 million for the fiscal year ended May 3, 2014, compared to $43.6 million for the fiscal year ended April 27, 2013.  The Power Products segment cost of products sold as a percentage of sales decreased to 78.6% in fiscal 2014, from 82.7% in fiscal 2013.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Power Products segment gross profit increased $6.4 million, or 70.3%, to $15.5 million for the fiscal year ended May 3, 2014, compared to $9.1 million for the fiscal year ended April 27, 2013.  Gross margins as a percentage of net sales increased to 21.4% in fiscal 2014 from 17.3% in fiscal 2013. The increase in gross margins is primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Impairment of Goodwill and Intangible Assets. In fiscal 2014, due to market conditions, management performed an impairment analysis of the intangible assets for our Eetrex reporting unit and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets. In fiscal 2013, as a result of our annual goodwill impairment testing, we determined that the fair value for Eetrex was less than the carrying value of their net assets and concluded that goodwill was impaired. We recorded a goodwill impairment charge of $4.3 million for our Eetrex reporting unit related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.4 million, or 20.3%, to $5.5 million for the fiscal year ended May 3, 2014, compared to $6.9 million for the fiscal year ended April 27, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 7.6% in fiscal 2014 from 13.1% in fiscal 2013. Selling and administrative expenses decreased due to lower commission expense in North America.

Income/(Loss) From Operations.  Power Products segment income/(loss) from operations increased $10.4 million, to income of $8.3 million for the fiscal year ended May 3, 2014, compared to a loss of $2.1 million for the fiscal year ended April 27, 2013, due to higher sales volumes, favorable commodity pricing for raw materials, favorable product sales mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$10.2	$16.7	$(6.5)	(38.9)%

Cost of products sold	7.5	10.6	(3.1)	(29.2)%

Gross margins	2.7	6.1	(3.4)	(55.7)%

Selling and administrative expenses	4.4	2.6	1.8	69.2%

Income/(loss) from operations	$(1.7)	$3.5	$(5.2)	N/M

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	73.5%	63.5%
Gross margins	26.5%	36.5%
Selling and administrative expenses	43.1%	15.6%
Income/(loss) from operations	(16.7)%	21.0%

Net Sales.  The Other segment net sales decreased $6.5 million, or 38.9%, to $10.2 million for the fiscal year ended May 3, 2014, compared to $16.7 million for the fiscal year ended April 27, 2013.  Net sales from our torque-sensing business decreased 69.3%, compared to fiscal 2013, primarily due to the planned exit of certain product lines and lower demand in the e-bike and motorcycle markets.  Net sales from our testing facilities increased 14.8%, primarily due to increased vibration shock and environmental testing sales in fiscal 2014, compared to fiscal 2013.

Cost of Products Sold.  Other segment cost of products sold decreased $3.1 million, or 29.2%, to $7.5 million for the fiscal year ended May 3, 2014, compared to $10.6 million for the fiscal year ended April 27, 2013. Cost of products sold as a percentage of sales increased to 73.5% in fiscal 2014, compared to 63.5% in fiscal 2013. The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies as a result of lower sales volumes in our torque-sensing business. In addition, our torque sensing business experienced additional manufacturing inefficiencies due to a planned move of production from our North American facility to our Malta facility in the first quarter of fiscal 2014.

Gross Profit.  The Other segment gross profit decreased $3.4 million, or 55.7%, to $2.7 million for the fiscal year ended May 3, 2014, compared to $6.1 million for the fiscal year ended April 27, 2013.  The decrease in gross margins as a percentage of sales is primarily due to inefficiencies caused by significantly lower sales volumes and the planned move of production to Malta.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $1.8 million, or 69.2%, to $4.4 million for the fiscal year ended May 3, 2014, compared to $2.6 million for the fiscal year ended April 27, 2013.  Selling and administrative expenses as a percentage of net sales increased to 43.1% in fiscal 2014, from 15.6% in fiscal 2013. The increase in selling and administrative expenses is primarily due to increased legal expenses for pursuing a patent lawsuit from our torque-sensing business.

Income/(Loss) From Operations  The Other segment income/(loss) from operations decreased $5.2 million to a loss of $1.7 million for the fiscal year ended May 3, 2014, compared to income of $3.5 million for the fiscal year ended April 27, 2013.  The decrease was primarily due to lower sales volumes, production inefficiencies and higher legal expenses.

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

Net Sales. Automotive segment net sales increased $38.5 million, or 14.2%, to $310.1 million in fiscal 2013, from$271.6 million in fiscal 2012. Net sales increased $26.2 million, or 37.5%, in North America, to $96.0 million in fiscal 2013, compared to $69.8 million in fiscal 2012, primarily due to increased sales for our Ford Center Console Program and our transmission lead-frame assembly. Net sales increased in Europe by $15.6 million, or 12.8%, to $137.8 million in fiscal 2013, compared to $122.2 million in fiscal 2012, primarily due to new launches for our hidden switch product lines. Net sales in Asia decreased $3.3 million, or 4.1%, to $76.3 million in fiscal 2013, compared to $79.6 million in fiscal 2012, primarily due to the planned partial transfer of some of the transmission lead-frame assembly product from our China facility to our Mexico facility.

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

Net Sales. The Other segment net sales increased $2.8 million, or 20.1%, to $16.7 million in fiscal 2013, compared to$13.9 million in fiscal 2012. Net sales from our torque-sensing business increased 37.7% in fiscal 2013, compared to fiscal 2012, primarily due to penetration in the e-bike and motorcycle markets. Net sales from our testing facilities decreased 2.6% in fiscal 2013, compared to fiscal 2012.

Cost of Products Sold. Other segment cost of products sold increased $0.2 million, or 1.9%, to $10.6 million in fiscal 2013, compared to $10.4 million in fiscal 2012. Cost of products sold as a percentage of net sales decreased to 63.5% in fiscal 2013, compared to 74.8% in fiscal 2012. The decrease in cost of products sold as a percentage of net sales is primarily due to lower material costs related to a lower percentage of purchased content and increased manufacturing efficiencies from our torque- sensing business.

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

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the $116.4 million of cash and cash equivalents as of May 3, 2014, $105.8 million was held in subsidiaries outside the U.S. Our foreign earnings continue to be indefinitely reinvested outside the U.S. and therefore not available to fund our domestic operations. We currently have $23.0 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forwards have not otherwise been used) upon any future repatriation of funds.

Our Amended and Restated Credit Agreement, as amended, has a maturity date of September 21, 2017. The credit facility is in the maximum principal amount of $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At May 3, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At May 3, 2014, we were in compliance with the covenants of the agreement. During fiscal 2014, we had borrowings of $38.0 million and payments of $34.6 million, which includes interest of $1.1 million under this credit facility. As of May 3, 2014, there were outstanding balances against the credit facility of $48.0 million.  There was $52.0 million available to borrow under the credit facility as of May 3, 2014, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of May 3, 2014.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012
Net income	$96.2	$40.4	$8.2
Depreciation and amortization	23.9	18.8	16.1
Changes in operating assets and liabilities	(23.7)	(26.5)	(1.9)
Other non-cash items	(24.0)	0.5	2.4
Cash flow from operations	$72.4	$33.2	$24.8

Operating Activities — Fiscal 2014 Compared to Fiscal 2013

Net cash provided by operating activities increased $39.2 million to $72.4 million in fiscal 2014, compared to $33.2 million in fiscal 2013, primarily due to the increase of $55.8 million in net income. The net changes in accounts receivable, inventory and accounts payable balances, resulted in a cash use of $22.7 million in fiscal 2014. The increased cash use of these components in fiscal 2014 is primarily driven by increased sales and overall business levels in fiscal 2014 as compared to fiscal 2013.

Operating Activities — Fiscal 2013 Compared to Fiscal 2012

Net cash provided by operating activities increased $8.4 million to $33.2 million for fiscal 2013, compared to $24.8 million for fiscal 2012, primarily driven by the increase of $32.3 million in net income. Operating cash flow in fiscal 2013 benefited by $20.0 million related to the income from settlement, which is reflected in net income and was paid to the Company in fiscal 2013. The net changes in accounts receivable, inventory and accounts payable balances, resulted in a cash use of $35.9 million in fiscal 2013, compared to cash generated of $8.4 million in fiscal 2012. The increased cash use of these components in fiscal 2013 compared to fiscal 2012 is primarily driven by increased sales and overall business levels in fiscal 2013 as compared to fiscal 2012. In fiscal 2012, cash flow from operations increased by $13.2 million due to tax refunds received relating to prior periods.

 Investing Activities — Fiscal 2014 Compared to Fiscal 2013

Net cash used in investing activities decreased by $17.1 million due to purchases of property, plant and equipment of $29.0 million in fiscal 2014, compared to $38.6 million in fiscal 2013.  Purchases for both periods primarily relate to plant expansion and equipment purchases in Europe and North America for products which launched in fiscal 2013 and the first quarter of fiscal 2014. In fiscal 2014, one of the Company's investments, an interest in Lumidigm, was sold for $7.2 million. We received cash of $6.1 million in fiscal 2014 related to the sale, with the remaining $1.1 million held in escrow. The escrow amount is expected to to paid in fiscal 2016. In fiscal 2013, we acquired the Hetronic Italy business for $1.4 million.

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

Financing Activities — Fiscal 2014 Compared to Fiscal 2013

Net cash used by financing activities decreased $12.8 million to $1.4 million in fiscal 2014, compared $14.2 million in fiscal 2013.  In fiscal 2014, the Company had net borrowings against the credit facility of $4.5 million, compared to net repayments of $4.5 million in fiscal 2013. We paid dividends of $11.3 million and $10.3 million, in fiscal 2014 and 2013, respectively. Fiscal 2014 and fiscal 2013 includes $5.4 million and $0.6 million, respectively, of proceeds for the exercise of stock options and the related tax benefit of the exercises.

Financing Activities — Fiscal 2013 Compared to Fiscal 2012

Net cash provided by/(used in) financing activities decreased $52.3 million to cash used of $14.2 million in fiscal 2013, compared to cash provided of $37.9 million in fiscal 2012.  In fiscal 2013, the Company had net payments against the credit facility of $4.5 million, compared to net borrowings of $48.0 million in fiscal 2012. We paid dividends of $10.4 million in both fiscal 2013 and fiscal 2012. Fiscal 2013 and fiscal 2012 financing activities included $0.6 million and $0.3 million, respectively, of proceeds for the exercise of stock options.

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of May 3, 2014 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$15.2	$5.2	$6.4	$1.2	$2.4
Long-term debt	48.0	—	—	48.0	—
Purchase obligations	109.3	109.2	0.1	—	—
Deferred compensation	6.3	0.9	2.5	0.9	2.0
Total	$178.8	$115.3	$9.0	$50.1	$4.4

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of customers, and other relevant information. Estimates of uncollectible amounts are revised each reporting period, and changes are recorded in the period they become known. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our revenues and accounts receivable are concentrated in a relatively small number of customers within the automotive industry.  A significant change in the liquidity or financial position of any one of these customers or a deterioration in the economic environment or automotive industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, and additional allowances for doubtful accounts may be required.

Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market value and have been reduced by allowances for excess and obsolete inventories. The estimated allowances are based on our review of inventories on hand compared to estimated future usage and sales, using assumptions about future product life cycles, product demand and market conditions.  If actual product life cycles, product demand and market conditions are less favorable than those projected by us, inventory write-downs may be required.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and Intangibles. Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with Financial Accounting Standards Board, ("FASB"), Accounting Standards Codification, ("ASC"), Topic 350 - Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test.

We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weighed the evidence obtained to determine if it is not more likely than not the reporting units that the fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a two-step impairment test (a quantitative analysis). We may also elect to proceed directly to the two-step impairment analysis without considering such qualitative factors.

In the first step of the two-step impairment test, fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty.

At the end of fiscal 2014, we performed a qualitative goodwill screening test of goodwill impairment on our Power Systems Group in the Power Products segment and Hetronic in our Interconnect segment. We considered the qualitative factors and weighed the evidence obtained and we determined that it is more likely than not that the fair value of the two reporting units is greater than the carrying value and therefore concluded that the goodwill for these reporting units was not impaired. At the end of fiscal 2014, we performed "step one" of the quantitative goodwill test on our TouchSensor reporting unit in our Interconnect segment. Based on this test, we determined that the fair value of this reporting unit exceeded the carrying value by approximately 17% and thus concluded that the reporting unit was not impaired. In addition, at the end of fiscal 2014, we performed a quantitative impairment analysis of our indefinite-lived intangible asset and determined that the asset was not impaired.

Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Due to changes in market conditions, management performed an impairment analysis on our Eetrex reporting unit in our Power Products segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

At the end of fiscal 2013, we performed "step one" of the goodwill test on four reporting units. Based on this test, we determined that the fair value for two of the reporting units exceeded their carrying values by approximately 16% to 75%, and one reporting unit was less than the carrying value of the net assets. We completed "step two" of the goodwill test for our Eetrex reporting unit for which the fair value was less than the carrying value and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $4.3 million in our Power Products segment related to these assets.

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

At May 3, 2014, we recorded a deferred tax benefit of $31.7 million related to the release of valuation allowances on U.S. federal and state deferred tax assets. These releases of the valuation allowance are a result of all available positive and negative evidence, including past operating results and the projection of future taxable income. Based on our cumulative profitability in recent quarters, together with our successful launch of the next generation integrated center stack program for GM trucks and expansion to SUVs and continued profitability in our business plan, we have determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance of $2.6 million against our net deferred tax asset related to certain state and federal net operating loss carryovers until we determine that these deferred tax assets are more likely than not realizable.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $22.9 million as of May 3, 2014 can be carried forward indefinitely.  We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period.  Valuation allowances of $9.3 million as of May 3, 2014 have been provided for this excess.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.0 million and $2.5 million at May 3, 2014 and April 27, 2013, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $24.6 million at May 3, 2014 and $19.5 million at April 27, 2013.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk arises from our credit agreement, under which we had $48.0 million of net borrowings at May 3, 2014. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2014 based upon our current and expected levels of our debt.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 3, 2014 based on the guidelines established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 3, 2014. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2014 annual meeting to be held on September 18, 2014, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2014 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2014 annual meeting to be held on September 18, 2014, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2014 annual meeting to be held on September 18, 2014, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2014 annual meeting to be held on September 18, 2014, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2014 annual meeting to be held on September 18, 2014, and is incorporated herein by reference.

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

Dated:  June 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WALTER J. ASPATORE	Chairman of the Board	June 26, 2014
Walter J. Aspatore

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 26, 2014
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 26, 2014
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN	Chief Financial Officer	June 26, 2014
Douglas A. Koman

/s / WARREN L. BATTS	Director	June 26, 2014
Warren L. Batts

/s/ J. EDWARD COLGATE	Director	June 26, 2014
J. Edward Colgate

/s/ DARREN M. DAWSON	Director	June 26, 2014
Darren M. Dawson

/s / STEPHEN F. GATES	Director	June 26, 2014
Stephen F. Gates

/s / ISABELLE C. GOOSSEN	Director	June 26, 2014
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 26, 2014
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 26, 2014
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

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of May 3, 2014 and April 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended May 3, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and Subsidiaries at May 3, 2014 and April 27, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 3, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of May 3, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated June 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Methode Electronics, Inc.

We have audited Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of May 3, 2014, based on criteria established in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Methode Electronics, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Methode Electronics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 3, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of May 3, 2014 and April 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended May 3, 2014 and our report dated June 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 26, 2014

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	May 3, 2014	April 27, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116.4	$65.8
Accounts receivable, less allowance (2014 — $0.7; 2013 —$1.0)	173.0	119.8
Inventories:
Finished products	14.2	11.7
Work in process	12.0	10.2
Materials	45.4	38.0
	71.6	59.9
Deferred income taxes	8.7	3.3
Prepaid and refundable income taxes	0.4	0.3
Prepaid expenses and other current assets	11.6	9.5
TOTAL CURRENT ASSETS	381.7	258.6
PROPERTY, PLANT AND EQUIPMENT
Land	3.1	3.1
Buildings and building improvements	45.9	43.2
Machinery and equipment	274.6	251.0
	323.6	297.3
Less allowances for depreciation	222.4	198.9
	101.2	98.4
OTHER ASSETS
Goodwill	13.0	12.9
Other intangibles, less accumulated amortization	13.0	16.5
Cash surrender value of life insurance	8.2	9.3
Deferred income taxes	40.0	14.8
Pre-production costs	10.5	11.5
Other	7.9	12.9
	92.6	77.9
TOTAL ASSETS	$575.5	$434.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$82.0	$61.5
Salaries, wages and payroll taxes	15.3	9.7
Other accrued expenses	15.9	14.8
Deferred income taxes	1.3	0.6
Income tax payable	4.6	3.8
TOTAL CURRENT LIABILITIES	119.1	90.4
LONG-TERM DEBT	48.0	43.5
OTHER LIABILITIES	3.4	3.3
DEFERRED COMPENSATION	12.8	8.1
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,262,168 and 38,455,853 shares issued as of May 3, 2014 and April 27, 2013, respectively	19.6	19.2
Additional paid-in capital	89.8	81.5
Accumulated other comprehensive income	24.7	15.7
Treasury stock, 1,342,188 shares as of May 3, 2014 and April 27, 2013	(11.4)	(11.4)
Retained earnings	269.2	184.4
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	391.9	289.4
Noncontrolling interest	0.3	0.2
TOTAL EQUITY	392.2	289.6
TOTAL LIABILITIES AND EQUITY	$575.5	$434.9
 See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012

Net sales	$772.8	$519.8	$465.1

Cost of products sold	616.1	428.2	382.0

Gross profit	156.7	91.6	83.1

Impairment of goodwill and intangible assets	1.7	4.3	—
Income from settlement	—	(20.0)	—
Selling and administrative expenses	79.6	66.3	69.9
Amortization of intangibles	1.8	1.8	1.8

Income from operations	73.6	39.2	11.4

Interest (income)/expense, net	0.3	—	(0.3)
Other (income)/expense	(2.6)	1.3	0.3

Income before income taxes	75.9	37.9	11.4

Income tax expense/(benefit)	(20.3)	(2.5)	3.2

Net income	96.2	40.4	8.2
Less: Net income/(loss) attributable to noncontrolling interest	0.1	(0.3)	(0.2)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$96.1	$40.7	$8.4

Basic and diluted income per share:
Basic income per share	$2.53	$1.09	$0.22
Diluted income per share	$2.51	$1.08	$0.22

Cash dividends per share:
Common stock	$0.30	$0.28	$0.28

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012

Net income	$96.2	$40.4	$8.2

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	9.0	0.1	(7.5)
Total comprehensive income	105.2	40.5	0.7

Comprehensive income/(loss) attributable to non-controlling interest	0.1	(0.3)	(0.3)
Comprehensive income attributable to Methode shareholders	$105.1	$40.8	$1.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended May 3, 2014, April 27, 2013 and April 28, 2012 - (in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance at April 30, 2011	38,312,243	$19.2	$72.1	$23.1	$(11.4)	$156.0	$2.1	$261.1
Earned portion of restricted stock awards	32,860	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	4.0	—	—	—	—	4.0
Vested stock awards withheld for payroll taxes	(1,400)	—	—	—	—	—	—	—
Exercise of options	31,975	—	0.2	—	—	—	—	0.2
Purchase of Eetrex	—	—	1.3	—	—	—	(1.3)	—
Transfer non-controlling interest in Eetrex to mezzanine equity	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustments	—	—	—	(7.5)	—	—	—	(7.5)
Net income for year	—	—	—	—	—	8.4	(0.2)	8.2
Cash dividends on common stock	—	—	—	—	—	(10.4)	—	(10.4)
Balance at April 28, 2012	38,375,678	$19.2	$77.6	$15.6	$(11.4)	$154.0	$0.2	$255.2
Earned portion of restricted stock awards	27,000	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	3.3	—	—	—	—	3.3
Exercise of options	53,175	—	0.6	—	—	—	—	0.6
Foreign currency translation adjustments	—	—	—	0.1	—	—	—	0.1
Net income for year	—	—	—	—	—	40.7	—	40.7
Cash dividends on common stock	—	—	—	—	—	(10.3)	—	(10.3)
Balance at April 27, 2013	38,455,853	$19.2	$81.5	$15.7	$(11.4)	$184.4	$0.2	$289.6
Earned portion of restricted stock awards	27,000	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	3.3	—	—	—	—	3.3
Exercise of options	779,315	0.4	4.6	—	—	—	—	5.0
Tax benefit from stock option exercises	—	—	0.4	—	—	—	—	0.4
Foreign currency translation adjustments	—	—	—	9.0	—	—	—	9.0
Net income for year	—	—	—	—	—	96.1	0.1	96.2
Cash dividends on common stock	—	—	—	—	—	(11.3)	—	(11.3)
Balance at May 3, 2014	39,262,168	$19.6	$89.8	$24.7	$(11.4)	$269.2	$0.3	$392.2

See notes to consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012
OPERATING ACTIVITIES
Net income	$96.2	$40.4	$8.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	0.2	—	0.1
Impairment of goodwill and intangible assets	1.7	4.3	—
Gain on bargain purchase	—	—	(0.3)
Provision for depreciation	22.1	17.0	14.3
Amortization of intangible assets	1.8	1.8	1.8
Stock-based compensation	3.3	3.3	4.0
Provision for bad debt	—	0.1	0.5
Deferred income taxes	(29.2)	(7.2)	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	(49.7)	(21.2)	(13.4)
Inventories	(11.0)	(16.1)	(3.3)
Prepaid expenses and other assets	0.2	9.1	(10.3)
Accounts payable and other expenses	36.8	1.7	25.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	72.4	33.2	24.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29.0)	(38.6)	(25.7)
Acquisition of businesses	—	(1.4)	(6.4)
Sale of investment	6.1	—	—
NET CASH USED IN INVESTING ACTIVITIES	(22.9)	(40.0)	(32.1)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	5.0	0.6	0.3
Tax benefit from stock option exercises	0.4	—	—
Cash dividends	(11.3)	(10.3)	(10.4)
Proceeds from borrowings	38.0	37.0	52.0
Repayment of borrowings	(33.5)	(41.5)	(4.0)
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	(1.4)	(14.2)	37.9
Effect of foreign currency exchange rate changes on cash	2.5	—	(1.2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50.6	(21.0)	29.4
Cash and cash equivalents at beginning of year	65.8	86.8	57.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$116.4	$65.8	$86.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

1.  Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts and operations of Methode Electronics, Inc. and its subsidiaries (the "Company”).  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Fiscal 2014 represents fifty-three weeks of results and fiscal 2013 and 2012 represent fifty-two weeks of results.

Cash Equivalents.  All highly liquid investments with a maturity of three months or less when purchased are classified in the consolidated balance sheets as cash equivalents.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer. We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2014, 2013 or 2012.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are in their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other, net.  In fiscal 2014, 2013 and 2012, we had foreign exchange losses of $0.8 million, $1.1 million and $1.0 million, respectively.

Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets, may warrant revision

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

or that the remaining balance of such assets may not be recoverable. In the event that the undiscounted cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the asset’s carrying amount over its fair value is recorded.

Goodwill and Other Intangibles.  Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. We review goodwill for impairment on an annual basis or more frequently if indicators of impairment are identified.

We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not the reporting units fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a two-step impairment test (a quantitative analysis). We may also elect to proceed directly to the two-step impairment analysis without considering such qualitative factors.

In the first step of the two-step impairment test, fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty.
Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development costs for the fiscal years ended May 3, 2014, April 27, 2013 and April 28, 2012 amounted to $25.7 million, $23.7 million and $20.4 million, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Updates("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the consolidated statements of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of fiscal 2014, which began April 28, 2013. The adoption of ASU 2013-02 did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

On May 28, 2014, FASB and the International Accounting Standards Board (IASB) (collectively, the Boards) jointly issued a comprehensive new revenue recognition standard, ASU 2014-09 (Topic 606) that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. This means we will adopt this standard in the quarter ended January 28, 2017. The adoption of standard is not expected to have a material impact on our financial statements.

2.  Acquisitions and Divestitures

Fiscal 2014 Divestitures

On February 10, 2014, one of the Company's investments, an interest in Lumidigm, with a cost basis of $4.1 million, was sold. The Company's portion of the proceeds from the sale is $7.3 million, which resulted in a pre-tax gain of $3.2 million. The proceeds from the sale include $1.1 million held in escrow, which is expected to be paid in fiscal 2016. The Company recorded the transaction in the fourth quarter of fiscal 2014. The Company continues to hold an exclusive license in Lumidigm for certain transportation markets.

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

Based on a third-party valuation report, management determined that the tangible net assets acquired had a fair value of $0.3 million. The fair values assigned to intangible assets acquired were $1.6 million for customer relationships and $0.1 million for non-compete agreements, resulting in $0.8 million of goodwill. The customer relationships and non-compete agreements are being amortized over 12 and 5 years, respectively.

Fiscal 2012 Acquisitions

At the beginning of fiscal 2012, we had an investment in Eetrex Incorporated of $2.7 million, representing ownership of 70% of their stock. In July and October 2011, we paid an additional $0.6 million and $0.5 million, respectively, and acquired an additional 20% of their stock, for a total ownership interest of 90%. Each of the other stockholders of Eetrex has the right to exercise put options, requiring us to purchase their remaining shares after the end of fiscal 2014 or 2016, and we will have an option to purchase any remaining shares after the end of fiscal 2016. The purchase price will be based on a percentage of net sales recorded in either fiscal 2014 or fiscal 2016 of between 2.0% and 2.5%. In accordance with ASC 480, "Distinguishing Liabilities from Equity," our non-controlling interest previously reported in equity was reclassified to “mezzanine equity” as the ability to exercise the remaining 10% put option became outside of our control. To the extent that the calculated redemption amount exceeds the carrying value of noncontrolling interest, an adjustment is made to increase the carrying value to the calculated redemption amount with a corresponding increase to the income (or decrease to the loss) attributable to the noncontrolling interest. In the fourth quarter of fiscal 2013, such an adjustment was made in the amount of $0.1 million. The accounts and transactions of Eetrex have been included in the Power Products segment in the consolidated financial statements since March 2011, the date which control was obtained.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

During fiscal 2012, we transferred $0.6 million to mezzanine equity. In addition, a net loss of $0.3 million attributable to the noncontrolling interest was recorded, resulting in a mezzanine equity balance of $0.3 million at April 28, 2012. In fiscal 2013, we recorded a net loss of $0.3 million attributable to the noncontrolling interest, resulting in a mezzanine equity balance of zero as of April 27, 2013 and May 3, 2014.
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

Based on a third-party valuation report, management determined that the business had a fair value of $6.6 million, consisting primarily of fixed assets and inventory. We recorded a gain of $0.3 million in the second quarter of fiscal 2012 related to the transaction, in other income, which represents the amount paid for the assets, compared to the fair market value at the time of acquisition due to the distressed nature of the business. The accounts and transactions of AMD have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

3.  Intangible Assets and Goodwill
Prior to our annual goodwill impairment testing at the end of fiscal 2014, we had goodwill of $12.0 million for two reporting units in the Interconnect segment and goodwill of $1.0 million for one reporting unit in the Power Products segment, for a total of $13.0 million. We performed a qualitative goodwill screening test of goodwill impairment on our Power Systems Group in the Power Products segment and Hetronic in our Interconnect segment. We considered the qualitative factors and weighed the evidence obtained and we determined that it is more likely than not that the fair value of the two reporting units is greater than the carrying value, and therefore concluded that the assets were not impaired. At the end of fiscal 2014, we performed "step one" of the quantitative goodwill test on our TouchSensor reporting unit in our Interconnect segment. Based on this test, we determined that the fair value of this reporting unit exceeded the carrying value by approximately 17% and thus concluded that the reporting unit was not impaired. In addition, at the end of fiscal 2014, we performed a quantitative impairment analysis of our indefinite-lived intangible asset and determined that the asset was not impaired.

Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Due to changes in market conditions, management performed an impairment analysis on our Eetrex reporting unit in our Power Products segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

Prior to our annual goodwill impairment testing at the end of fiscal 2013, we had goodwill of $12.0 million for two reporting units in the Interconnect segment and goodwill of $5.2 million for two reporting units in the Power Products segment, for a total of $17.2 million. We performed "step one" of the goodwill test on the four reporting units. Based on this test, we determined that the fair value for two of the reporting units exceeded their carrying values by approximately 16% to 75%, and one reporting unit was less than the carrying value of the net assets. We completed "step two" of the goodwill test for our Eetrex reporting unit which had a fair value less than the carrying value and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $4.3 million in our Power Products segment related to these assets. The assumptions used in the valuation of these reporting units were made using management's most recent projections which are considered level 3 inputs in the fair value hierarchy. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

The fair value of our trademarks are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate which are considered level 3 inputs in the fair value hierarchy. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. Based on results of our impairment test performed on one reporting unit in the Interconnect segment as of May 3, 2014 and April 27, 2013, no impairment was determined to exist. The fair values of the trademarks tested exceeded their carrying value by approximately 117% and 128% for fiscal 2014 and 2013, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Goodwill increased $0.8 million in fiscal 2013 related to the purchase of the Hetronic Italy business. See Note 2 for more information.

The following table shows the roll-forward of goodwill.

	Interconnect	Power Products	Total
Balance as of April 30, 2011	$11.1	$5.3	$16.4

No activity	—	—	—
Balance as of April 28, 2012	11.1	5.3	16.4

Impairment	—	(4.3)	(4.3)
Acquisitions	0.8	—	0.8
Foreign currency translation	—	—	—
Balance as of April 27, 2013	11.9	1.0	12.9

Foreign currency translation	0.1	—	0.1
Balance as of May 3, 2014	$12.0	$1.0	$13.0

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of May 3, 2014
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.6	$14.7	$1.9	9.9
Trade names, patents and technology licenses	25.8	14.8	11.0	9.8
Covenants not to compete	0.1	—	0.1	3.4
Total	$42.5	$29.5	$13.0

	As of April 27, 2013
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.6	$14.2	$2.4	10.9
Trade names, patents and technology licenses	25.8	11.8	14.0	10.4
Covenants not to compete	0.1	—	0.1	4.4
Total	$42.5	$26.0	$16.5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2015	$1.5
2016	$1.3
2017	$1.2
2018	$1.1
2019	$1.0

As of May 3, 2014 and April 27, 2013, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.  Shareholders’ Equity

Common Stock.   The number of shares of common stock, par value $0.50 per share, authorized, issued and outstanding and in treasury, was as follows:

	May 3, 2014	April 27, 2013
Authorized	100,000,000	100,000,000
Issued and outstanding	39,262,168	38,455,853
In treasury	1,342,188	1,342,188

Dividends

We paid dividends totaling $11.3 million, $10.3 million and $10.4 million during fiscal 2014, 2013 and 2012, respectively.

2010 Stock Plan

The 2010 Stock Plan permits a total of 2,000,000 shares of our common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance share units. The 2010 Stock Plan is designed to allow for "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended ("Code"). As such, qualified awards payable pursuant to the 2010 Stock Plan should be deductible for federal income tax purposes under most circumstances. In the event of a change in control, the vesting of all outstanding option awards will be accelerated. As of May 3, 2014, there were 476,000 shares available for award under the 2010 Stock Plan.

Stock Options Awarded Under the 2010 Stock Plan

In fiscal 2014, 2013 and 2012, our Compensation Committee awarded options to purchase 120,000 shares, 120,000 shares and 128,000 shares, respectively, of our common stock to our executive officers. The stock options have a ten-year term and will vest 33.3% each year over a three-year period.  The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for fiscal 2014, 2013 and 2012:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 30, 2011	128,000	$9.24
Awarded	128,000	10.70
Exercised	—	—
Cancelled	(16,000)	9.97
Outstanding at April 28, 2012	240,000	9.97
Awarded	120,000	8.64
Exercised	—	—
Cancelled	—	—
Outstanding at April 27, 2013	360,000	9.53
Awarded	120,000	17.27
Exercised	(59,999)	9.50
Cancelled	—	—
Outstanding at May 3, 2014	420,001	$11.74

Options Outstanding at May 3, 2014
Shares	Exercise Price	Avg. Remaining Life (Years)
80,000	$9.24	6.5
106,667	10.70	7.3
113,334	8.64	8.3
120,000	17.27	9.3
420,001	$11.74

Options Exercisable at May 3, 2014
Shares	Exercise Price	Avg. Remaining Life (Years)
80,000	$9.24	6.5
66,667	10.70	7.3
33,334	8.64	8.3
180,001	$9.67
The options outstanding had an intrinsic value of $7.3 million at May 3, 2014. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on May 3, 2014.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010 Stock Plan
	Fiscal 2014	Fiscal 2013	Fiscal 2012
	Awards	Awards	Awards
Average expected volatility	65.33%	66.15%	52.76%
Average risk-free interest rate	0.65%	0.39%	0.63%
Dividend yield	2.81%	2.94%	2.66%
Expected life of options (in years)	7.61	7.18	7.03
Weighted-average grant-date fair value	$8.39	$4.13	$4.27

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

Restricted Stock Awards and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2012, our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management. The performance measure is the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restriction will lapse, one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited.

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

Below are key elements related to the performance-based restricted stock awards and time-based restricted stock units issued in fiscal 2014, 2013, 2012 and 2011 under the 2010 Stock Plan:

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

Tandem Cash Award - The executives were also granted RSA tandem cash awards. These cash incentive awards will become payable if performance under the RSAs described above exceeds target performance. If the performance measure target for the RSAs is exceeded, the amount payable under the RSA tandem cash awards will equal the product of the closing

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

price of our common stock as of May 1, 2015 and the number of RSAs awarded to such executive officers not to exceed 40% of the awarded RSAs. In fiscal 2014 and 2013 respectively, we recorded a compensation expense of $3.9 million and $2.1 million related to the tandem cash awards. Prior to those periods, we had not recorded any expense for the tandem cash awards.  The applicable accounting guidance required the Company to record this expense in light of management's current expectations for fiscal 2015 performance.  The expense recorded assumes that the Company will achieve the maximum level of performance under these awards.

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

The following table summarizes the RSA and RSU activity for fiscal 2014, 2013 and 2012 under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 30, 2011	640,000	256,000
Awarded	100,000	—
Vested	—	(60,000)
Forfeited and Cancelled	(40,000)	(16,000)
Unvested and unissued at April 28, 2012	700,000	180,000
Awarded	—	—
Vested	—	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at April 27, 2013	700,000	120,000
Awarded	—	—
Vested	—	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at May 3, 2014	700,000	60,000

			Weighted Average Value	Probable Unearned Compensation Expense at May 3, 2014	Target Unearned Compensation Expense at May 3, 2014
Grant Fiscal Year	Number of Shares Granted, less Forfeitures	Vesting Period
2011	600,000	5-year RSA cliff, performance based	$9.70	$1.3	$1.3
2011	300,000	5-year RSU, equal annual installments	9.70	0.1	N/A
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	8.10	0.3	0.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

2007 Stock Plan

The 2007 Stock Plan permits a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is canceled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  As of May 3, 2014, there were 108,321 shares still available for award under the 2007 Stock Plan.

Upon adoption of the 2010 plan, the Board of Directors has determined that the 2007 Stock Plan will only be used for equity awards to our independent directors and non-executive employees.

Stock Options Awarded Under the 2007 Stock Plan

In fiscal 2014, 2013 and 2012, respectively, our Compensation Committee awarded options to purchase 42,500 shares, 42,500 shares and 52,500 shares of our common stock to certain non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan as of May 3, 2014:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 30, 2011	720,500	$5.77

Awarded	52,500	8.10
Exercised	(10,000)	6.46
Cancelled	(25,000)	9.73
Outstanding at April 28, 2012	738,000	$5.79

Awarded	42,500	8.64
Exercised	(2,500)	8.10
Cancelled	—	—
Outstanding at April 27, 2013	778,000	$5.94

Awarded	42,500	17.27
Exercised	(648,141)	5.60
Cancelled	—	—
Outstanding at May 3, 2014	172,359	10.02

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Options Outstanding
at May 3, 2014

Shares	Exercise Price	Avg. Remaining Life (Years)
60,690	$6.46	5.3
10,000	10.55	6.3
29,168	8.10	7.5
30,001	8.64	8.3
42,500	17.27	9.3
172,359	$10.02

Options Exercisable
at May 3, 2014

Shares	Exercise Price	Avg. Remaining Life (Years)
60,690	$6.46	5.3
10,000	10.55	6.3
11,668	8.10	7.5
1,668	8.64	8.3
84,026	$7.22

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2014 Awards	Fiscal 2013 Awards	Fiscal 2012 Awards
Average expected volatility	65.33%	66.15%	52.76%
Average risk-free interest rate	0.65%	0.39%	0.63%
Dividend yield	2.81%	2.94%	2.66%
Expected life of options	7.61 years	7.18 years	7.03 years
Weighted-average grant-date fair value	$8.39	$4.13	$4.27

The options outstanding had an intrinsic value of $3.3 million at May 3, 2014.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code.  The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid.   The RSU’s were fully vested as of May 3, 2014.  As of May 3, 2014, no shares have been delivered in connection with the RSUs.

At the beginning of fiscal 2014, there were no RSAs outstanding under the 2007 Stock Plan. We issued 27,000, 27,000 and 28,860 restricted shares to our independent directors, in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, all of which vested immediately upon grant.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table summarizes the RSA activity under the 2007 Stock Plan:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Unvested at beginning of fiscal year	—	—	—
Awarded	27,000	27,000	28,860
Vested	(27,000)	(27,000)	(28,860)
Forfeited	—	—	—
Unvested at end of period	—	—	—

2000 and 2004 Stock Plans

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

There were no stock options under the 2000 and 2004 Stock Plans outstanding as of May 3, 2014.  Options to purchase 1,410, 128,105 and 96,934 shares of our common stock expired during fiscal 2014, 2013 and fiscal 2012, respectively.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 Stock Plans for fiscal 2014, 2013 and 2012:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
April 30, 2011	282,767	$10.82	282,767	$10.82

Granted	—	—
Exercised	(21,975)	9.02
Cancelled	(9,427)	11.32
April 28, 2012	251,365	10.96	251,365	10.96

Granted	—	—
Exercised	(50,675)	11.44
Cancelled	(128,105)	10.50
April 27, 2013	72,585	$11.44	72,585	$11.44

Granted	—	—
Exercised	(71,175)	11.44
Cancelled	(1,410)	11.44
May 3, 2014	—	—	—	—

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2010, 2007, 2004 and 2000 Stock Plans in the selling and administrative section of our consolidated statement of operations. Our awards subject to graded vesting are recognized using the accelerated recognition method. As of May 3, 2014, we had $2.5 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 1.6 years.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The table below summarizes the expense related to the equity awards for fiscal 2014, 2013 and 2012.

	Compensation Expense
	Fiscal 2014	Fiscal 2013	Fiscal 2012
2010 Stock Plan:
RSAs	$1.5	$1.5	$1.4
RSUs	0.3	0.5	0.9
Stock options	0.8	0.5	0.6
Total 2010 Stock Plan	$2.6	$2.5	$2.9

2007 Stock Plan:
RSAs	$0.4	$0.2	$0.3
Stock options	0.3	0.6	0.8
Total 2007 Stock Plan	$0.7	$0.8	$1.1

Total Compensation Expense	$3.3	$3.3	$4.0

5.  Employee 401(k) Savings Plan

We have an employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the employee 401(k) Savings Plan were $1.4 million, $1.3 million and $1.3 million in fiscal 2014, 2013 and 2012, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

6.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	May 3, 2014	April 27, 2013
Deferred tax liabilities:
Accelerated tax depreciation	$2.9	$4.1
Foreign tax withheld	1.3	0.8
Deferred income	1.3	1.1
	5.5	6.0
Deferred tax assets:
Deferred compensation and stock award amortization	8.4	6.1
Inventory valuation differences	2.2	1.9
Property valuation differences	2.0	0.8
Accelerated book amortization	7.6	12.7
Environmental reserves	1.0	1.1
Bad debt reserves	0.2	0.2
Vacation accruals	0.9	1.0
Restructuring accruals	0.1	—
Foreign investment tax credit	22.9	21.5
Net operating loss carryovers	8.1	11.8
Foreign tax credits	11.0	7.6
Research tax credits	0.6	—
Other accruals	1.9	1.2
	66.9	65.9
Less valuation allowance	14.0	42.4
Total deferred tax assets	52.9	23.5
Net deferred tax assets	$47.4	$17.5
Balance sheet classification:
Current asset	$8.7	$3.3
Non-current asset	40.0	14.8
Current liability	(1.3)	(0.6)
	$47.4	$17.5

In addition to the deferred tax assets listed in the table above, the Company had an unrecorded tax benefit of $5.5 million at May 3, 2014, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for the Company's common stock issued under the Company's stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into our federal and state net operating loss carry forwards, which are discussed below.

At May 3, 2014, we recorded a deferred tax benefit of $31.7 million related to the release of substantially all of our domestic valuation allowance. The Company evaluated all available positive and negative evidence, including past operating results and the projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance of $2.6 million related to certain state and federal net operating loss carryovers until we determine that these deferred tax assets are more likely than not realizable.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

At May 3, 2014, we had available $25.0 million of federal and $93.0 million of state net operating loss carryforwards (having a tax benefit of $8.1 million and $2.7 million, respectively), $11.0 million of foreign tax credit carryforwards, and $0.6 million of research tax credit carryforwards that may be used to reduce regular federal and state income taxes. If unused, the U.S. federal net operating loss carryforwards will expire in the years 2018 through 2032. The state net operating loss carryforwards will expire in the years 2015 through 2034. The foreign tax credits will expire in the years 2019 through 2024. The research tax credits will expire in the years 2032 through 2034.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $22.9 million as of May 3, 2014 can be carried forward indefinitely.  We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated within a reasonable time period.  Valuation allowances of $9.3 million as of May 3, 2014 have been provided for this excess. We record investment tax credits using the "flow through" method.

Components of income before income taxes are as follows:

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012
Domestic source	$21.0	$(1.2)	$(32.4)
Foreign source	54.9	39.1	43.8
Income/(loss) before income tax	$75.9	$37.9	$11.4

Income taxes consisted of the following:

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012
Current
Federal	$0.2	$—	$—
Foreign	8.0	4.6	5.7
State	0.7	0.1	(0.5)
Subtotal	8.9	4.7	5.2

Deferred
Federal and state	(31.7)	—	0.1
Foreign	2.5	(7.2)	(2.1)
Subtotal	(29.2)	(7.2)	(2.0)
Total income tax/(benefit)	$(20.3)	$(2.5)	$3.2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	May 3, 2014		April 27, 2013		April 28, 2012
Income tax at statutory rate	$26.5	35.0%	$13.3	35.0%	$4.1	35.0%
Effect of:
State income taxes, net of federal benefit	0.4	0.5%	0.1	0.3%	—	0.3%
Foreign operations with lower statutory rates	(13.2)	(17.4)%	(11.4)	(30.1)%	(10.9)	(94.3)%
Foreign losses with no tax benefit	1.0	1.3%	1.9	5.0%	0.8	7.3%
Foreign investment tax credit	1.6	2.1%	(7.5)	(19.8)%	(0.8)	(6.8)%
Change in tax contingency reserve	0.2	0.3%	(0.1)	(0.1)%	(0.3)	(2.2)%
Change in permanent reinvestment assertion	(2.8)	(3.7)%	—	—%	9.6	82.7%
Change in valuation allowance	(32.6)	(43.0)%	(1.2)	(3.3)%	0.4	3.4%
Other, net	(1.4)	(1.8)%	0.9	2.4%	0.3	2.5%
Income tax provision/(benefit)	$(20.3)	(26.7)%	$(2.5)	(6.6)%	$3.2	27.9%

We paid income taxes of $6.2 million in fiscal 2014, $5.9 million in 2013 and $4.0 million in fiscal 2012.  No U.S. provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested within our foreign operations.  If the undistributed net income of $198.7 million were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $69.6 million, before available foreign tax credits.  It is not practicable to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.

 As of May 3, 2014, our gross unrecognized tax benefits totaled $0.6 million.  After considering the federal impact on the state issues, $0.6 million of this total would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 27, 2013	$0.4
Increases for positions related to the prior years	0.1
Increases for positions related to the current year	0.1
Decreases for positions related to the prior years	—
Lapsing of statutes of limitations	—
Balance at May 3, 2014	$0.6

The U.S. federal and state statute of limitations remains open for fiscal year ended April 30, 2011.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $0.1 million accrued for interest and no accrual for penalties at May 3, 2014.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

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

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012
Numerator:
Net income attributable to Methode Electronics, Inc.	$96.1	$40.7	$8.4

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding and vested/unissued restricted stock awards	37,973,697	37,406,386	37,366,505
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	242,562	480,240	225,475
Denominator for diluted earnings per share	38,216,259	37,886,626	37,591,980

Basic and diluted income per share:
Basic income per share	$2.53	$1.09	$0.22
Diluted income per share	$2.51	$1.08	$0.22

Options to purchase 297,585 and 834,412 shares of common stock were outstanding at April 27, 2013 and April 28, 2012, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.  In addition, restricted stock awards for 700,000 shares have been excluded in the computation of diluted net income per share for all periods presented, as these awards are contingent on the Company's performance in fiscal 2015.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

8.  Environmental Matters

We are not aware of any potential unasserted environmental claims that may be brought against us.  We are involved in environmental investigations and/or remediation at two of our plant sites no longer used for operations.  We use environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements.  Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated.  A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology.  Considering these factors, we have estimated (without discounting) the costs of remediation, which will be incurred over a period of several years.  Recovery from insurance or other third parties is not anticipated.  We are not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2016.

At May 3, 2014 and April 27, 2013, we had accruals, primarily based upon independent engineering studies, for environmental matters of $2.7 million and $2.8 million, respectively, of which $0.4 million was classified in other accrued expenses and the remainder was included in other long-term liabilities on our consolidated balance sheet.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2014, we spent $0.4 million on remediation cleanups and related studies compared with $0.4 million in fiscal 2013 and $1.5 million in fiscal 2012.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2014, 2013 or 2012.

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

In September 2012, the Company and various Delphi parties settled all Delphi related litigation matters. In addition to resolving all claims between the parties, the Company assigned certain patents to Delphi and entered into a non-compete with respect to the related technology. In exchange, the Company received a payment of $20.0 million. The Company recorded the gain in the second quarter of fiscal 2013, in the income from settlement section of our consolidated statement of operations.

10.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 36.4% and 14.5% of consolidated net sales in fiscal 2014; these two customers accounted for 19.9% and 16.7% of consolidated net sales, respectively in fiscal 2013 and these two customers accounted for 18.7% and 18.5% of consolidated net sales in fiscal 2012.

At May 3, 2014 and April 27, 2013, accounts receivable from customers in the automotive industry were approximately $85.6 million and $40.7 million, respectively, which included $58.7 million and $13.2 million, respectively, at our North American reporting unit.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers have not been material.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

11.  Line of Credit

Our Amended and Restated Credit Agreement, as amended, has a maturity date of September 21, 2017. The credit facility is in the maximum principal amount of $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The maturity date is September 2017. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At May 3, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At May 3, 2014, we were in compliance with the covenants of the agreement. During fiscal 2014, we had borrowings of $38.0 million and payments of $34.6 million, which includes interest of $1.1 million under this credit facility. As of May 3, 2014, there were outstanding balances against the credit facility of $48.0 million.  There was $52.0 million available to borrow under the credit facility as of May 3, 2014, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of May 3, 2014.
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

(Dollar amounts in millions, except per share data)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 above.  We allocate resources to and evaluate performance of segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

The tables below presents information about our reportable segments. The Automotive segment's income from operations for fiscal 2013 includes $20.0 million of income from settlement.

	Fiscal Year Ended May 3, 2014
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$524.3	$170.7	$72.7	$10.4	$(5.3)	$772.8
Transfers between segments	(2.2)	(2.8)	(0.2)	(0.2)	5.4	—
Net sales to unaffiliated customers	$522.1	$167.9	$72.5	$10.2	$0.1	$772.8

Income/(loss) from operations	$71.6	$23.6	$8.3	$(1.7)	$(28.2)	$73.6
Interest expense, net						0.3
Other expense, net						(2.6)
Income before income taxes						$75.9

Depreciation and amortization	$16.2	$2.8	$4.6	$0.6	$1.4	$25.6

Identifiable assets	$366.1	$155.0	$32.2	$4.7	$17.5	$575.5

	Fiscal Year Ended April 27, 2013
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$311.0	$142.6	$52.9	$16.7	$(3.4)	$519.8
Transfers between segments	(0.9)	(2.4)	(0.2)	(0.1)	3.6	—
Net sales to unaffiliated customers	$310.1	$140.2	$52.7	$16.6	$0.2	$519.8

Income/(loss) from operations	$38.8	$19.0	$(2.1)	$3.5	$(20.0)	$39.2
Other expense, net						1.3
Income before income taxes						$37.9

Depreciation and amortization	$11.3	$3.0	$2.4	$0.9	$1.2	$18.8

Identifiable assets	$276.9	$138.0	$30.8	$5.2	$(16.0)	$434.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

	Fiscal Year Ended April 28, 2012
	Automotive	Inter- Connect	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$274.7	$130.6	$52.4	$14.0	$(6.6)	$465.1
Transfers between segments	(3.1)	(2.9)	(0.4)	(0.1)	6.5	—
Net sales to unaffiliated customers	$271.6	$127.7	$52.0	$13.9	$(0.1)	$465.1

Income (loss) from operations	$10.0	$18.1	$1.7	$(0.2)	$(18.2)	$11.4
Interest, income, net						(0.3)
Other expense						0.3
Income/(loss) before income taxes						$11.4

Depreciation and amortization	$9.0	$3.0	$2.3	$0.8	$1.0	$16.1

Identifiable assets	$225.8	$135.5	$36.5	$5.8	$—	$403.6

The following table sets forth certain geographic financial information for fiscal years ended May 3, 2014, April 27, 2013 and April 28, 2012.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	May 3, 2014	April 27, 2013	April 28, 2012
Net Sales:
U.S.	$456.6	$242.9	$190.3
China	97.4	88.2	101.1
Malta	186.4	157.4	148.0
Other	32.4	31.3	25.7
Total Net Sales	$772.8	$519.8	$465.1

Property, Plant and Equipment:
U.S.	$43.8	$45.1	$33.1
China	6.6	7.4	8.3
Malta	37.5	32.5	28.6
Mexico	7.3	9.0	6.6
Other	6.0	4.4	0.6
Total Property, Plant and Equipment	$101.2	$98.4	$77.2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

13.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2026.  Rental expense under non-cancelable operating leases amounted to $5.6 million, $4.6 million and $4.7 million in fiscal 2014, 2013 and 2012, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2014	$5.2
2015	4.8
2016	1.6
2017	0.8
2018	0.4

14.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $10.5 million and $11.5 million as of the fiscal year ended May 3, 2014 and April 27, 2013, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

15.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended May 3, 2014 and April 27, 2013:

	Fiscal 2014 Quarter Ended
	July 27	October 26	February 1	May 3
Net sales	$167.3	$190.9	$189.8	$224.8
Gross profit	34.0	41.4	38.5	42.8
Net income attributable to Methode Electronics, Inc.	13.6	19.8	14.6	48.1
Net income per basic common share	$0.36	$0.52	$0.38	$1.27
Net income per diluted common share	$0.36	$0.51	$0.38	$1.26

	Fiscal 2013 Quarter Ended
	July 28	October 27	January 26	April 27
Net sales	$118.7	$129.7	$123.0	$148.4
Gross profit	21.5	22.3	20.0	27.8
Net income attributable to Methode Electronics, Inc.	3.9	23.3	3.3	10.2
Net income per basic and diluted common share	$0.10	$0.62	$0.09	$0.28

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Significant Items for Fiscal 2014

The fourth quarter of fiscal 2014 includes an intangible asset pre-tax impairment charge of $1.7 million related to our Eetrex reporting unit in our Power Products segment. The fourth quarter of fiscal 2014 also includes a pre-tax gain on the sale of one of the Company's investments of $3.2 million. In addition, the fourth quarter includes a net tax benefit adjustment of $31.7 million, primarily related to the release of a valuation allowance against the deferred tax assets in the U.S.

Significant Items for Fiscal 2013

The second quarter of fiscal 2013 includes pre-tax income from Delphi settlement of $20.0 million. The fourth quarter of fiscal 2013 includes a goodwill impairment charge of $4.3 million related to our Eetrex reporting unit in the Power Products segment.

16.  Subsequent Event

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements.  We recently became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements.  As a result, we have terminated all of our agreements with the Fuchs companies.  On June 6, 2014, we filed a proceeding in Germany against the Fuchs companies and Mr. Fuchs seeking a preliminary injunction to prevent them from using the Hetronic name or trademark due to their material breaches of the intellectual property licenses.  On June 20, 2014, we filed a separate lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements.  We are seeking damages from the defendants, as well as various forms of injunctive relief.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

COL. A	COL. B	COL. C				COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED May 3, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1.0	$—		$—		$0.3	(2)	$0.7
Deferred tax valuation allowance	42.4	1.9	(3)	2.3	(1)	32.6	(6)	14.0

YEAR ENDED APRIL 28, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1.3	$0.1		$—	(1)	$0.4	(2)	$1.0
Deferred tax valuation allowance	57.3	—		—		14.9	(3)	42.4

YEAR ENDED APRIL 28, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1.1	$0.5		$—	(1)	$0.3	(2)	$1.3
Deferred tax valuation allowance	54.0	14.8	(4)	(1.3)	(1)	10.2	(5)	57.3
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
(6) Represents release of the U.S. valuation allowance.

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

10.10*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (4)
10.11*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (4)
10.12*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Thomas D. Reynolds (4)
10.14*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Theodore P. Kill (5)
10.15*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (5)
10.17*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (6)
10.18*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (6)
10.21*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (7)
10.22*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (7)
10.23*	Methode Electronics, Inc. 2007 Stock Plan (8)
10.27*	Form Director RSA Award Agreement (8)
10.28*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (9)
10.32*	Form of Amendment to Change in Control Agreement (10)
10.33*	Methode Electronics, Inc. 2010 Cash Incentive Plan (11)
10.34*	Methode Electronics, Inc. 2010 Stock Plan (11)
10.35*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (11)
10.36*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Performance Based Restricted Stock Form Award Agreement (12)
10.37*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Restricted Stock Unit Form Award Agreement (12)
10.38*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. RSA Tandem Cash Award Form Award Agreement (14)
10.39*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Cash Bonus Form Award Agreement (12)
10.40*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (12)
10.42	Amended and Restated Credit Agreement dated as of February 25, 2011 among Methode Electronics, Inc. as the Borrower, Bank of America N.A., as Administrative Agent and Other Lenders party thereto (13)
10.43
First Amendment to Amended and Restated Credit Agreement, dated September 21, 2012, among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (14)

21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

Exhibit Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File
____________________________________________

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant's Form 8-K filed March 18, 2013, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-A filed January 8, 2004, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 10-Q filed the three months ended January 27, 2007, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

(10)	Previously filed with Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.

(11)	Previously filed with Registrant's Form 8-K filed October 20, 2010, and incorporated herein by reference.

(12)	Previously filed with Registrant's Form 8-K filed November 12, 2010, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 10-Q filed March 3, 2011, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 8-K filed September 24, 2012, and incorporated herein by reference.
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