Form 10-Q
period 2014-08-02
METHODE ELECTRONICS INC
filed 2014-09-04
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 2, 2014

or

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

At September 2, 2014, registrant had 38,155,588 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
August 2, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	August 2, 2014	May 3, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135.7	$116.4
Accounts receivable, net	156.7	173.0
Inventories:
Finished products	16.9	14.2
Work in process	12.5	12.0
Materials	44.7	45.4
	74.1	71.6
Deferred income taxes	6.1	8.7
Prepaid expenses and other current assets	12.9	12.0
TOTAL CURRENT ASSETS	385.5	381.7
PROPERTY, PLANT AND EQUIPMENT	324.2	323.6
Less allowances for depreciation	224.7	222.4
	99.5	101.2
GOODWILL	12.9	13.0
INTANGIBLE ASSETS, net	12.6	13.0
PRE-PRODUCTION COSTS	11.6	10.5
DEFERRED INCOME TAXES	37.2	40.0
OTHER ASSETS	16.4	16.1
	90.7	92.6
TOTAL ASSETS	$575.7	$575.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$79.5	$82.0
Other current liabilities	39.5	37.1
TOTAL CURRENT LIABILITIES	119.0	119.1
LONG-TERM DEBT	38.0	48.0
OTHER LIABILITIES	4.4	3.4
DEFERRED COMPENSATION	6.4	12.8
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,497,776 and 39,262,168 shares issued as of August 2, 2014 and May 3, 2014, respectively	19.7	19.6
Additional paid-in capital	92.8	89.8
Accumulated other comprehensive income	19.4	24.7
Treasury stock, 1,342,188 shares as of August 2, 2014 and May 3, 2014	(11.4)	(11.4)
Retained earnings	287.1	269.2
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	407.6	391.9
Noncontrolling interest	0.3	0.3
TOTAL EQUITY	407.9	392.2
TOTAL LIABILITIES AND EQUITY	$575.7	$575.5

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended
	August 2, 2014	July 27, 2013

Net sales	$218.1	$167.3

Cost of products sold	167.6	133.3

Gross profit	50.5	34.0

Selling and administrative expenses	22.2	18.9

Income from operations	28.3	15.1

Interest expense, net	—	0.1
Other (income)/expense, net	(0.1)	0.1

Income before income taxes	28.4	14.9

Income tax expense	7.0	1.3

Net income	21.4	13.6

Less: Net income attributable to noncontrolling interest	—	—
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$21.4	$13.6

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.56	$0.36
Diluted	$0.55	$0.36
Cash dividends:
Common stock	$0.09	$0.07
Weighted average number of Common Shares outstanding:
Basic	38,464,558	37,552,740
Diluted	38,648,204	38,251,312

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended
	August 2, 2014	July 27, 2013

Net income	$21.4	$13.6

Foreign currency translation adjustment	(5.3)	2.4
Comprehensive income	16.1	16.0
Less: Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income attributable to Methode Electronics, Inc.	$16.1	$16.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	August 2, 2014	July 27, 2013
OPERATING ACTIVITIES
Net income	$21.4	$13.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	5.6	5.2
Amortization of intangibles	0.4	0.5
Amortization of stock awards and stock options	1.0	1.2
Changes in operating assets and liabilities	4.8	(12.0)
Other	—	0.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	33.2	8.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3.3)	(9.3)
NET CASH USED IN INVESTING ACTIVITIES	(3.3)	(9.3)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	4.5	1.0
Cash dividends	(3.4)	(2.6)
Proceeds from borrowings	—	14.5
Repayment of borrowings	(10.0)	(5.5)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(8.9)	7.4

Effect of foreign currency exchange rate changes on cash	(1.7)	0.8

INCREASE IN CASH AND CASH EQUIVALENTS	19.3	7.6
Cash and cash equivalents at beginning of period	116.4	65.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135.7	$73.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface (formerly known as Interconnect), Power Products and Other.  The condensed consolidated financial statements and related disclosures as of August 2, 2014 and results of operations for the three months months ended August 2, 2014 and July 27, 2013 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 3, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 3, 2014, filed with the SEC on June 26, 2014.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board, ("FASB") issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. The guidance is effective for the reporting periods beginning after December 15, 2014, which will be our fourth quarter of fiscal 2015, which begins on February 1, 2015. We do not expect the adoption of this guidance will have a material impact on our financial statements.

On May 28, 2014, FASB and the International Accounting Standards Board (IASB) (collectively, the "Boards") jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update 2014-09 (Topic 606) that will supersede nearly all existing revenue recognition guidance under US GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. This means we will adopt this standard in the quarter beginning January 31, 2017. The Company is evaluating the impact of the adoption of this standard on the financial statements.

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with Accounting Standards Codification No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

The following table shows the roll-forward of goodwill in the financial statements for the three months ended August 2, 2014:

	As of August 2, 2014

		Power
	Interface	Products	Total
Balance as of May 3, 2014	$12.0	$1.0	$13.0
Foreign currency translation	(0.1)	—	(0.1)
Balance as of August 2, 2014	$11.9	$1.0	$12.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following tables present details of the Company’s intangible assets:

	As of August 2, 2014
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.6	$14.8	$1.8	9.6
Trade names, patents and technology licenses	25.8	15.0	10.8	9.6
Covenants not to compete	0.1	0.1	—	3.2
Total	$42.5	$29.9	$12.6

	As of May 3, 2014
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.6	$14.7	$1.9	9.9
Trade names, patents and technology licenses	25.8	14.8	11.0	9.8
Covenants not to compete	0.1	—	0.1	3.4
Total	$42.5	$29.5	$13.0

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2015	$1.5
2016	1.3
2017	1.2
2018	1.1
2019	1.0

As of August 2, 2014 and May 3, 2014, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.             INCOME TAXES

In the fourth quarter of fiscal 2014, we recorded a deferred tax benefit of $31.7 million related to the release of substantially all of our domestic valuation allowance. The Company evaluated all available positive and negative evidence, including past operating results and projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. The Company maintained a valuation allowance of $2.6 million at August 2, 2014 and May 3, 2014 related to certain state and federal net operating loss carryovers and expects to continue to maintain this allowance until we determine that these deferred tax assets are more likely than not realizable.

At August 2, 2014, we had available $25.0 million of federal and $93.0 million of state net operating loss carryforwards (having a tax benefit of $8.1 million and $2.7 million, respectively), $11.0 million of foreign tax credit carryforwards, and $0.6 million of research tax credit carryforwards that may be used to reduce regular federal and state income taxes. If unused, the U.S. federal net operating loss carryforwards will expire in the years 2018 through 2032. The state

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

net operating loss carryforwards will expire in the fiscal years 2015 through 2034. The foreign tax credits will expire in the fiscal years 2019 through 2024. The research tax credits will expire in the fiscal years 2032 through 2034.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures. Unused credits of $22.9 million as of August 2, 2014 can be carried forward indefinitely. We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated by our Maltese operations within a reasonable time period. Valuation allowances of $9.3 million as of August 2, 2014 have been provided for this excess. We record investment tax credits using the "flow through" method.

The Company recognized an income tax provision of $7.0 million and $1.3 million for the three months ended August 2, 2014 and July 27, 2013, respectively. The Company's effective tax rate was 24.6% and 8.7% for the three months ended August 2, 2014 and July 27, 2013, respectively. The income tax provision for the three months ended August 2, 2014 and July 27, 2013 is lower than the U.S. statutory rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $0.1 million accrued at August 2, 2014 for the payment of interest and penalties.  The total unrecognized tax benefit as of August 2, 2014 was $0.7 million. There have been no changes to the accrued amounts in the current fiscal year.

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

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

Stock Options Granted Under the 2010 Stock Plan

In July 2014, the Compensation Committee approved the grant of options to purchase 108,000 shares of our common stock to our executive officers.  The stock options have a ten-year term and will vest one-third per year on each anniversary of the date of grant.  The exercise price is the closing price on the date granted.

Stock Options Granted Under the 2007 Stock Plan

In July 2014, our Compensation Committee awarded options to purchase 50,500 shares of our common stock to some non-executive members of the management team that vest one-third per year on each anniversary of the date of grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

We estimated the fair value the fiscal 2015 shares granted for both the 2010 Stock Plan and the 2007 Stock Plan on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal 2015
Awards
Average expected volatility	51.00%
Average risk-free interest rate	1.00%
Dividend yield	1.66%
Expected life of options (in years)	4.12
Weighted-average grant-date fair value	$14.99

Restricted Stock Awards Granted Under the 2007 Stock Plan

During the first quarter of fiscal 2015, we awarded 6,750 shares to our independent directors, all of which vested immediately upon grant.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	August 2, 2014	July 27, 2013
Numerator - net income attributable to Methode Electronics, Inc.	$21.4	$13.6
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	38,464,558	37,552,740
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	183,646	698,572
Denominator for diluted net income per share	38,648,204	38,251,312

Net income per share:
Basic	$0.56	$0.36
Diluted	$0.55	$0.36

For the three months ended August 2, 2014 and July 27, 2013, options to purchase 158,500 shares and 162,500 shares, respectively, have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. In addition, restricted stock awards for 700,000 shares have been excluded in the computation of diluted net income per share for both the three months ended August 2, 2014 and July 27, 2013 as these awards are contingent on the Company's performance in fiscal 2015.

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

We have multiple operating segments that are aggregated in four reportable segments. Those segments are Automotive, Interface (formerly known as Interconnect), Power Products and Other.

The Automotive segment supplies electronic and electromechanical devices and related products to automobile Original Equipment Manufacturers, ("OEMs"), either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components as well as design and manufacturer of magnetic torque sensing products.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The Interface segment was previously known as the Interconnect segment. It provides a variety of copper and fiber-optic interconnect and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, personal computer and express card packaging and terminators, solid-state field effect interface panels, and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

The Power Products segment manufactures braided flexible cables, current-carrying laminated bus devices, custom power-product assemblies, high-current low voltage flexible power cabling systems and powder coated bus bars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, military, telecommunications, and transportation.

The Other segment includes medical devices, inverters and battery systems, insulated gate bipolar transistor solutions, and independent laboratories that provide services for qualification testing and certification, and analysis of electronic and optical components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended May 3, 2014.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

The following tables present information regarding our segments. The reporting segment results for the three months ended July 27, 2013 have been reclassified to conform with the new reporting segment presentation for the three months ended August 2, 2014.

	Three Months Ended August 2, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$156.8	$44.6	$16.3	$1.6	$(1.2)	$218.1
Transfers between segments	(0.5)	(0.6)	(0.1)	—	1.2	—
Net sales to unaffiliated customers	$156.3	$44.0	$16.2	$1.6	$—	$218.1

Income (loss) from operations	$27.3	$7.0	$3.0	$(1.9)	$(7.1)	$28.3
Other income, net						(0.1)
Income before income taxes						$28.4

	Three Months Ended July 27, 2013
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$104.1	$44.9	$17.3	$1.8	$(0.8)	$167.3
Transfers between segments	(0.3)	(0.6)	—	—	0.9	—
Net sales to unaffiliated customers	$103.8	$44.3	$17.3	$1.8	$0.1	$167.3

Income/(loss) from operations	$12.0	$7.9	$2.9	$(0.6)	$(7.1)	$15.1
Interest expense, net						0.1
Other expense, net						0.1
Income before income taxes						$14.9

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

Hetronic Germany-GmbH Matters

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

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $11.6 million and $10.5 million as of August 2, 2014 and May 3, 2014, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

10.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At August 2, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. At August 2, 2014, we were in compliance with the covenants of the agreement. During the first three months of fiscal 2015, we had no borrowings and payments of $10.2 million, which includes interest of $0.2 million under this credit facility. As of August 2, 2014, there were outstanding balances against the credit facility of $38.0 million.  There was $62.0 million available to borrow under the credit facility as of August 2, 2014, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of August 2, 2014.

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

•	Our inability to effectively manage the timing, volume, quality and cost of new program launches could adversely affect our financial performance.

•	We are subject to continuing pressure to lower our prices.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	We are dependent on the availability and price of materials.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	Changes in our effective tax rate may harm our results of operations.

•
Our gross margins are subject to fluctuations due to many factors such as geographical and vertical market pricing mix, changes in the mix of our prototyping and production-based business and various manufacturing cost variables including product yields, package and assembly costs and provisions for obsolete inventory.

•	We may be required to recognize additional impairment charges.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	We currently have a significant amount of our cash located outside the U.S.

•	Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services, costs associated with recalls, or liability claims against us.

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

•	Our information technology (“IT”) systems could be breached.

•
Regulations related to the use of conflict-free minerals may increase our costs and expenses, and an inability to certify that our products are conflict-free may adversely affect customer relationships.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended May 3, 2014, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Philippines, Singapore, Switzerland, the United Kingdom and the United States. We are a global designer and manufacturer of electronic and electro-mechanical devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface (formerly known as Interconnect), Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended May 3, 2014.

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

Hetronic Germany-GmbH Matters

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

Results of Operations for the Three Months Ended August 2, 2014 as Compared to the Three Months Ended July 27, 2013

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	August 2, 2014	July 27, 2013	Net Change	Net Change
Net sales	$218.1	$167.3	$50.8	30.4%

Cost of products sold	167.6	133.3	34.3	25.7%

Gross profit	50.5	34.0	16.5	48.5%

Selling and administrative expenses	22.2	18.9	3.3	17.5%
Interest expense, net	—	0.1	(0.1)	N/M
Other (income)/expense, net	(0.1)	0.1	(0.2)	N/M
Income tax expense	7.0	1.3	5.7	438.5%
Net income attributable to Methode Electronics, Inc.	$21.4	$13.6	$7.8	57.4%

Percent of sales:	August 2, 2014	July 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	76.8%	79.7%
Gross margins	23.2%	20.3%
Selling and administrative expenses	10.2%	11.3%
Interest expense, net	—%	0.1%
Other (income)/expense, net	—%	0.1%
Income tax expense	3.2%	0.8%
Net income attributable to Methode Electronics, Inc.	9.8%	8.1%

Net Sales.  Consolidated net sales increased $50.8 million, or 30.4%, to $218.1 million for the three months ended August 2, 2014, from $167.3 million for the three months ended July 27, 2013.  The Automotive segment net sales increased $52.5 million, or 50.6%, to $156.3 million for the first quarter of fiscal 2015, from $103.8 million for the first quarter of fiscal 2014 primarily due to increased sales volumes for GM Center Console program, steering-angle sensors, and hidden switch product lines.  The Interface segment net sales decreased $0.3 million, or 0.7%, to $44.0 million for the first quarter of fiscal 2015, compared to $44.3 million for the first quarter of fiscal 2014, primarily due to lower radio remote control products sales, partially offset with higher sales volumes for data solutions products.  The Power Products segment net sales decreased $1.1 million, or 6.4%, to $16.2 million for the first quarter of fiscal 2015, compared to $17.3 million for the first quarter of fiscal 2014, primarily due to lower sales volumes of a by-pass switch for a substation, partially offset by higher sales volumes for busbar and cabling assemblies.  The Other segment net sales decreased $0.2 million, or 11.1%, to $1.6 million for the first quarter of fiscal 2015, as compared to $1.8 million for the first quarter of fiscal 2014.  Translation of foreign operations net sales for the three months ended August 2, 2014 increased reported net sales by $1.3 million, or 0.6%, due to average currency rate fluctuations in the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014, primarily due to the strengthening of the Euro compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $34.3 million, or 25.7%, to $167.6 million for the three months ended August 2, 2014, compared to $133.3 million for the three months ended July 27, 2013.  Consolidated cost of products sold as a percentage of sales was 76.8% for the first quarter of fiscal 2015, compared to 79.7% for the first quarter of fiscal 2014.  The Automotive segment experienced a decrease in cost of goods sold as a percentage of sales due to increased manufacturing efficiencies related to the increased sales volumes, primarily in North America. In addition, cost of products sold was favorably impacted in the first quarter of fiscal 2015 by the ramp up of European production in our lower cost manufacturing operation in Egypt. The Interface segment experienced an increase in cost of goods sold as a percentage of sales due to product sales mix from our data solutions group, partially offset with increased manufacturing efficiencies for our appliance products. The Power Products segment experienced a decrease in cost of products sold as a percentage of sales primarily due to favorable sales mix and increased manufacturing efficiencies in North America. The Other segment experienced an increase in cost of products sold as a percentage of sales primarily due to increased development costs in our medical products business.

Gross Profit.  Consolidated gross profit increased $16.5 million, or 48.5%, to $50.5 million for the three months ended August 2, 2014, as compared to $34.0 million for the three months ended July 27, 2013.  Gross margins as a percentage of net sales increased to 23.2% for the three months ended August 2, 2014, compared to 20.3% for the three months ended July 27, 2013.  The increase is primarily due to the Automotive segment increased manufacturing efficiencies related to the higher sales volumes and the ramp up of European production in our lower cost manufacturing facility in Egypt. The Interface segment experienced a decrease in gross margins as a percentage of sales due to product sales mix from our data solutions group, partially offset with increased manufacturing efficiencies for our appliance products. The Power Products segment experienced an increase in gross margins as a percentage of sales primarily due to favorable sales mix and increased manufacturing efficiencies in North America. The Other segment experienced a decrease in gross margins as a percentage of sales primarily due to increased development costs in our medical products business.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $3.3 million, or 17.5%, to $22.2 million for the three months ended August 2, 2014, compared to $18.9 million for the three months ended July 27, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 10.2% for the three months ended August 2, 2014 from 11.3% for the three months ended July 27, 2013. The decrease is primarily due to higher sales volumes. In the first quarter of fiscal 2015, legal and professional services expenses increased $1.6 million, compensation expense increased $0.6 million, travel and other general expenses increased $0.6 million and selling and administrative expenses increased $0.5 million for our medical products business.

Interest Expense, Net.  There was no net interest expense for the three months ended August 2, 2014, compared to $0.1 million for the three months ended July 27, 2013.

Other (Income)/Expense, Net. Other (income)/expense, net increased $0.2 million, to income of $0.1 million for the three months ended August 2, 2014, compared to an expense of $0.1 million for the three months ended July 27, 2013. All amounts for both the first quarter of fiscal 2015 and fiscal 2014, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $5.7 million, or 438.5%, to $7.0 million for the three months ended August 2, 2014, compared to $1.3 million for the three months ended July 27, 2013.  The Company's effective tax rate increased to 24.6% in the first quarter of fiscal 2015, compared to 8.7% in the first quarter of fiscal 2014. In the fourth quarter of fiscal 2014, the Company recorded a reversal of a valuation allowance against the deferred tax assets in the U.S. Due to the reversal, the Company recorded income tax expense in the U.S. during the first quarter of fiscal 2015, compared to no income tax expense recorded in the first quarter of fiscal 2014.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $7.8 million, or 57.4%, to $21.4 million for the three months ended August 2, 2014, compared to $13.6 million for the three months ended July 27, 2013, primarily due to increased sales volumes, manufacturing efficiencies, partially offset by increased income tax expense and increased selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	August 2, 2014	July 27, 2013	Net Change	Net Change
Net sales	$156.3	$103.8	$52.5	50.6%

Cost of products sold	121.4	85.2	36.2	42.5%

Gross profit	34.9	18.6	16.3	87.6%

Selling and administrative expenses	7.6	6.6	1.0	15.2%

Income from operations	$27.3	$12.0	$15.3	127.5%

Percent of sales:	August 2, 2014	July 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	77.7%	82.1%
Gross margins	22.3%	17.9%
Selling and administrative expenses	4.9%	6.4%
Income from operations	17.5%	11.6%

Net Sales.  Automotive segment net sales increased $52.5 million, or 50.6%, to $156.3 million for the three months ended August 2, 2014, from $103.8 million for the three months ended July 27, 2013.  Net sales increased in North America $48.3 million, or 106.2%, to $93.8 million in the first quarter of fiscal 2015, compared to $45.5 million in the first quarter of fiscal 2014, primarily due to higher sales volumes for the GM Center Console Program and the transmission lead-frame assemblies, partially offset by lower sales volumes for the Ford Center Console Program. Net sales increased in Europe by $4.3 million, or 11.6%, to $41.4 million in the first quarter of fiscal 2015, compared to $37.1 million in the first quarter of fiscal 2014, primarily due to higher sales volumes for hidden switch products and currency rate fluctuations. Net sales in Asia decreased $0.1 million, or 0.5%, to $21.1 million in the first quarter of fiscal 2015, compared to $21.2 million in the first quarter of fiscal 2014, primarily due to slightly lower sales volumes for our steering-angle sensor products and our transmission lead-frame assemblies. Translation of foreign operations net sales for the three months ended August 2, 2014 increased reported net sales by $1.3 million, or 0.8%, due to average currency rates in the first quarter of fiscal 2015, compared to the average currency rates in the first quarter of fiscal 2014, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $36.2 million, or 42.5%, to $121.4 million for the three months ended August 2, 2014, from $85.2 million for the three months ended July 27, 2013.  The Automotive segment cost of products sold as a percentage of sales decreased to 77.7% in the first quarter of fiscal 2015, compared to 82.1% in the first quarter of fiscal 2014.  The decrease is substantially due to increased manufacturing efficiencies related to the increased sales volumes, primarily in North America. In addition, cost of products sold was favorably impacted in the first quarter of fiscal 2015 due to the ramp up of production in our lower cost manufacturing operation in Egypt.

Gross Profit.  Automotive segment gross profit increased $16.3 million, or 87.6%, to $34.9 million for the three months ended August 2, 2014, as compared to $18.6 million for the three months ended July 27, 2013.  The Automotive segment gross margins as a percentage of net sales were 22.3% for the three months ended August 2, 2014, as compared to 17.9% for the three months ended July 27, 2013.  The increase is substantially due to increased manufacturing efficiencies related to the increased sales volumes, primarily in North America. In addition, gross margins were favorably impacted in the first quarter of fiscal 2015 due to the ramp up of production in our lower cost manufacturing operation in Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.0 million, or 15.2%, to $7.6 million for the three months ended August 2, 2014, compared to $6.6 million for the three months ended July 27, 2013.  Selling and administrative expenses as a percentage of net sales were 4.9% for the three months ended August 2, 2014 and 6.4% for the three months ended July 27, 2013. The increase in expenses in the first quarter of fiscal 2015 is primarily due to higher bonus and travel expenses as a result of increased business levels as compared to the first quarter of fiscal 2014 and increased legal expenses for a patent related lawsuit from our torque-sensing business.

Income from Operations.  Automotive segment income from operations increased $15.3 million, or 127.5%, to $27.3 million for the three months ended August 2, 2014, compared to $12.0 million for the three months ended July 27, 2013. The first quarter of fiscal 2015 benefitted from higher sales volumes and manufacturing efficiencies, partially offset with higher bonus, travel and legal expenses.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	August 2, 2014	July 27, 2013	Net Change	Net Change
Net sales	$44.0	$44.3	$(0.3)	(0.7)%

Cost of products sold	31.9	32.0	(0.1)	(0.3)%

Gross profit	12.1	12.3	(0.2)	(1.6)%

Selling and administrative expenses	5.1	4.4	0.7	15.9%

Income from operations	$7.0	$7.9	$(0.9)	(11.4)%

Percent of sales:	August 2, 2014	July 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	72.5%	72.2%
Gross margins	27.5%	27.8%
Selling and administrative expenses	11.6%	9.9%
Income from operations	15.9%	17.8%

Net Sales.  Interface segment net sales decreased $0.3 million, or 0.7%, to $44.0 million for the three months ended August 2, 2014, from $44.3 million for the three months ended July 27, 2013.  Net sales increased in North America by $0.7 million, or 2.1%, to $34.8 million in the first quarter of fiscal 2015, compared to $34.1 million in the first quarter of fiscal 2014, primarily due to stronger sales volumes for data solutions and radio remote control products, partially offset with lower appliance sales volumes. Net sales in Europe decreased $0.7 million, or 10.0%, to $6.3 million in the first quarter of fiscal 2015, compared to $7.0 million in the first quarter of fiscal 2014, primarily due to lower radio remote control sales volumes. Net sales in Asia decreased $0.3 million, or 9.4%, to $2.9 million in the first quarter of fiscal 2015, compared to $3.2 million in the first quarter of fiscal 2014, primarily due to lower sales volumes from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interface segment cost of products sold decreased $0.1 million, or 0.3%, to $31.9 million for the three months ended August 2, 2014, compared to $32.0 million for the three months ended July 27, 2013.  Interface segment cost of products sold as a percentage of net sales increased to 72.5% for the three months ended August 2, 2014, compared to 72.2% for the three months ended July 27, 2013.  The increase in cost of products sold as a percentage of sales is primarily due to product sales mix from our data solutions products, partially offset with increased manufacturing efficiencies for our appliance products.

Gross Profit.  Interface segment gross profit decreased $0.2 million, or 1.6%, to $12.1 million for the three months ended August 2, 2014, compared to $12.3 million for the three months ended July 27, 2013.  Gross margins as a percentage of net sales decreased to 27.5% for the three months ended August 2, 2014, from 27.8% for the three months ended July 27, 2013.  The decrease in gross margins as a percentage of sales is primarily due to product sales mix from our data solutions products, partially offset with increased manufacturing efficiencies for our appliance products.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 15.9%, to $5.1 million for the three months ended August 2, 2014, compared to $4.4 million for the three months ended July 27, 2013.  Selling and administrative expenses as a percentage of net sales increased to 11.6% for the three months ended August 2, 2014, from 9.9% for the three months ended July 27, 2013. The increase in selling and administrative expenses is primarily due to increased legal expenses related to the Hetronic Germany GmbH lawsuit (see "Overview" section for more information).

Income from Operations.  Interface segment income from operations decreased $0.9 million, or 11.4%, to $7.0 million for the three months ended August 2, 2014, compared to $7.9 million for the three months ended July 27, 2013, primarily due to lower sales volumes, unfavorable sales mix and increased legal expenses, partially offset with manufacturing efficiencies.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	August 2, 2014	July 27, 2013	Net Change	Net Change
Net sales	$16.2	$17.3	$(1.1)	(6.4)%

Cost of products sold	12.0	12.9	(0.9)	(7.0)%

Gross profit	4.2	4.4	(0.2)	(4.5)%

Selling and administrative expenses	1.2	1.5	(0.3)	(20.0)%

Income from operations	$3.0	$2.9	$0.1	3.4%

Percent of sales:	August 2, 2014	July 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	74.1%	74.6%
Gross margins	25.9%	25.4%
Selling and administrative expenses	7.4%	8.7%
Income from operations	18.5%	16.8%

Net Sales.  Power Products segment net sales decreased $1.1 million, or 6.4%, to $16.2 million for the three months ended August 2, 2014, compared to $17.3 million for the three months ended July 27, 2013.  Net sales increased in North America by $1.0 million, or 10.5%, to $10.5 million in the first quarter of fiscal 2015, compared to $9.5 million in the first quarter of fiscal 2014, primarily due to higher sales volumes for our cabling and busbar products. Net sales in Europe decreased $2.3 million, or 79.3%, to $0.6 million in the first quarter of fiscal 2015, compared to $2.3 million in the first quarter of fiscal 2014, due to lower sales volumes of a by-pass switch for a substation. Net sales in Asia increased $0.2 million, or 4.1%, to $5.1 million in the first quarter of fiscal 2015, compared to $4.9 million in the first quarter of fiscal 2014, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold decreased $0.9 million, or 7.0%, to $12.0 million for the three months ended August 2, 2014, compared to $12.9 million for the three months ended July 27, 2013.  The Power Products segment cost of products sold as a percentage of sales decreased to 74.1% for the three months ended August 2, 2014, from 74.6% for the three months ended July 27, 2013.  The decrease in cost of products sold as a percentage of sales is primarily due to favorable sales mix and increased manufacturing efficiencies in North America.

Gross Profit.  Power Products segment gross profit decreased $0.2 million, or 4.5%, to $4.2 million in the first quarter of fiscal 2015, compared to $4.4 million in the third quarter of fiscal 2014.  Gross margins as a percentage of net sales increased to 25.9% for the three months ended August 2, 2014 from 25.4% for the three months ended July 27, 2013. The increase in gross margins as a percentage of sales is primarily due to favorable sales mix and increased manufacturing efficiencies in North America.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 20.0%, to $1.2 million for the three months ended August 2, 2014, compared to $1.5 million for the three months ended July 27, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 7.4% for the three months ended August 2, 2014 from 8.7% for the three months ended July 27, 2013. Selling and administrative expenses decreased due to lower commission and bonus expense in North America.

Income From Operations.  Power Products segment income from operations increased $0.1 million, or 3.4%, to $3.0 million for the three months ended August 2, 2014, compared to $2.9 million for the three months ended July 27, 2013, due to favorable sales mix and increased manufacturing efficiencies and lower selling and administrative expenses, partially offset with lower sales volumes in Europe.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	August 2, 2014	July 27, 2013	Net Change	Net Change
Net sales	$1.6	$1.8	$(0.2)	(11.1)%

Cost of products sold	2.0	1.6	0.4	25.0%

Gross profit	(0.4)	0.2	(0.6)	(300.0)%

Selling and administrative expenses	1.5	0.8	0.7	87.5%

Loss from operations	$(1.9)	$(0.6)	$(1.3)	N/M

Percent of sales:	August 2, 2014	July 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	125.0%	88.9%
Gross margins	(25.0)%	11.1%
Selling and administrative expenses	93.8%	44.4%
Loss from operations	(118.8)%	(33.3)%

Net Sales.  The Other segment net sales decreased $0.2 million, or 11.1%, to $1.6 million for the three months ended August 2, 2014, compared to $1.8 million for the three months ended July 27, 2013, primarily due to lower environmental testing sales in the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014.

Cost of Products Sold.  Other segment cost of products sold increased $0.4 million, or 25.0%, to $2.0 million for the three months ended August 2, 2014, compared to $1.6 million for the three months ended July 27, 2013. Cost of products sold as a percentage of sales increased to 125.0% in the first quarter of fiscal 2015, compared to 88.9% in the first quarter of fiscal 2014. The increase in cost of products sold as a percentage of sales is primarily due to increased development costs in our medical products business.

Gross Profit.  The Other segment gross profit decreased $0.6 million, or 300.0%, to a loss of $0.4 million for the three months ended August 2, 2014, compared to income of $0.2 million for the three months ended July 27, 2013.  The gross margins as a percentage of sales decreased to (25.0)% for the three months ended October 26, 2013, compared to 11.1% for the three months ended October 27, 2012. The decrease in gross margins as a percentage of sales is primarily due to increased development costs in our medical products business, which do not have any corresponding sales.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 87.5%, to $1.5 million for the three months ended August 2, 2014, compared to $0.8 million for the three months ended July 27, 2013.  Selling and administrative expenses as a percentage of net sales increased to 93.8% for the three months ended August 2, 2014, from 44.4% for the three months ended July 27, 2013. The increase in selling and administrative expenses is primarily due to increased headcount in our medical products business.

Loss From Operations  The Other segment loss from operations increased $1.3 million, to $1.9 million for the three months ended August 2, 2014, compared to $0.6 million for the three months ended July 27, 2013.  The increase was primarily due to increased development expenses and headcount in our medical products business.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Due to the previous shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the $135.7 million of cash and cash equivalents, as of August 2, 2014, $124.4 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $25.0 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At August 2, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. At August 2, 2014, we were in compliance with the covenants of the agreement. During the first three months of fiscal 2015, we had no borrowings and payments of $10.2 million, which includes interest of $0.2 million under this credit facility. As of August 2, 2014, there were outstanding balances against the credit facility of $38.0 million.  There was $62.0 million available to borrow under the credit facility as of August 2, 2014, which does not include the option to increase the principal amount.

Cash Flow - Operating Activities

Net cash provided by operating activities increased $24.5 million to $33.2 million for the first three months of fiscal 2015, compared to $8.7 million for the first three months of fiscal 2014, primarily due to the increase of $7.8 million in net income. The net changes in assets and liabilities resulted in the generation of $4.8 million in first three months of fiscal 2015, compared to cash use of $12.0 million in the first three months of fiscal 2014. The increased cash generation in the first three months of fiscal 2015 compared to the first three months of fiscal 2014 is primarily driven by the timing of receivable collections, partially offset by increased inventory levels.

Cash Flow - Investing Activities

Net cash used in investing activities decreased by $6.0 million due to purchases of property, plant and equipment of $3.3 million for the three months ended August 2, 2014, compared to $9.3 million for the three months ended July 27, 2013.  Purchases in fiscal 2014 primarily relate to plant expansion and equipment purchases in Europe and North America for products which launched in the first quarter of fiscal 2014.

Cash Flow - Financing Activities

Net cash used by financing activities increased $16.3 million to cash used of $8.9 million in the first three months of fiscal 2015, compared to cash generated of $7.4 million for the first three months of fiscal 2014.  During the first three months of fiscal 2015, the Company had net payments against the credit facility of $10.0 million, compared to net borrowings of $9.0 million in the first three months of fiscal 2014. We paid dividends of $3.4 million and $2.6 million, for the first three months of fiscal 2015 and the first three months of fiscal 2014, respectively. The first three months of fiscal 2015 and fiscal 2014 includes $4.5 million and $1.0 million, respectively, of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.7 million as of August 2, 2014 and $3.0 million as of May 3, 2014.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $25.4 million at August 2, 2014 and $24.6 million at May 3, 2014.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $38.0 million of net borrowings at August 2, 2014, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2015 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	September 4, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File *

*    As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.