Form 10-Q
period 2014-11-01
METHODE ELECTRONICS INC
filed 2014-12-11
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 1, 2014

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
for the transition period from ______ to ______
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At December 9, 2014, registrant had 38,331,912 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
November 1, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	November 1, 2014	May 3, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144.2	$116.4
Accounts receivable, net	172.4	173.0
Inventories:
Finished products	18.0	14.2
Work in process	13.7	12.0
Materials	43.7	45.4
	75.4	71.6
Deferred income taxes	6.0	8.7
Prepaid expenses and other current assets	14.8	12.0
TOTAL CURRENT ASSETS	412.8	381.7
PROPERTY, PLANT AND EQUIPMENT	320.0	323.6
Less allowances for depreciation	223.4	222.4
	96.6	101.2
GOODWILL	12.9	13.0
INTANGIBLE ASSETS, net	12.2	13.0
PRE-PRODUCTION COSTS	8.0	10.5
DEFERRED INCOME TAXES	30.8	40.0
OTHER ASSETS	20.2	16.1
	84.1	92.6
TOTAL ASSETS	$593.5	$575.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$82.4	$82.0
Other current liabilities	47.6	37.1
TOTAL CURRENT LIABILITIES	130.0	119.1
LONG-TERM DEBT	30.0	48.0
OTHER LIABILITIES	4.2	3.4
DEFERRED COMPENSATION	6.7	12.8
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,678,536 and 39,262,168 shares issued as of November 1, 2014 and May 3, 2014, respectively	19.8	19.6
Additional paid-in capital	95.7	89.8
Accumulated other comprehensive income	8.6	24.7
Treasury stock, 1,346,624 shares and 1,342,188 as of November 1, 2014 and May 3, 2014, respectively	(11.5)	(11.4)
Retained earnings	309.7	269.2
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	422.3	391.9
Noncontrolling interest	0.3	0.3
TOTAL EQUITY	422.6	392.2
TOTAL LIABILITIES AND EQUITY	$593.5	$575.5

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013

Net sales	$229.7	$190.9	$447.8	$358.2

Cost of products sold	169.5	149.5	337.2	282.8

Gross profit	60.2	41.4	110.6	75.4

Selling and administrative expenses	25.4	19.7	47.6	38.5

Income from operations	34.8	21.7	63.0	36.9

Interest (income)/expense, net	(0.1)	0.1	(0.2)	0.2
Other expense, net	0.2	0.4	0.1	0.5

Income before income taxes	34.7	21.2	63.1	36.2

Income tax expense	8.7	1.4	15.7	2.7

Net income	26.0	19.8	47.4	33.5

Less: Net income attributable to noncontrolling interest	—	—	—	—
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$26.0	$19.8	$47.4	$33.5

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.67	$0.52	$1.23	$0.89
Diluted	$0.66	$0.51	$1.21	$0.87
Cash dividends:
Common stock	$0.09	$0.07	$0.18	$0.14
Weighted average number of Common Shares outstanding:
Basic	38,694,583	37,718,643	38,571,015	37,635,238
Diluted	39,516,436	38,486,370	39,038,647	38,348,040

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013

Net income	$26.0	$19.8	$47.4	$33.5

Foreign currency translation adjustment	(10.8)	5.7	(16.1)	8.1
Comprehensive income	15.2	25.5	31.3	41.6
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to Methode Electronics, Inc.	$15.2	$25.5	$31.3	$41.6

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	November 1, 2014	October 26, 2013
OPERATING ACTIVITIES
Net income	$47.4	$33.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	11.2	10.5
Amortization of intangibles	0.8	0.9
Amortization of stock awards and stock options	2.2	1.9
Changes in operating assets and liabilities	1.6	(16.2)
Other	—	0.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	63.2	30.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10.8)	(16.5)
NET CASH USED IN INVESTING ACTIVITIES	(10.8)	(16.5)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	6.3	2.3
Cash dividends	(6.9)	(5.2)
Proceeds from borrowings	—	21.5
Repayment of borrowings	(18.0)	(13.5)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(18.6)	5.1

Effect of foreign currency exchange rate changes on cash	(6.0)	2.6

INCREASE IN CASH AND CASH EQUIVALENTS	27.8	22.0
Cash and cash equivalents at beginning of period	116.4	65.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144.2	$87.8

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface (formerly known as Interconnect), Power Products and Other.  The condensed consolidated financial statements and related disclosures as of November 1, 2014 and results of operations for the three months and six months ended November 1, 2014 and October 26, 2013 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 3, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 3, 2014, filed with the SEC on June 26, 2014.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. The guidance is effective for the reporting periods beginning after December 15, 2014, which will be our fourth quarter of fiscal 2015, which begins on February 1, 2015. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update 2014-09 (Topic 606) that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following table shows the roll-forward of goodwill in the financial statements for the six months ended November 1, 2014:

	As of November 1, 2014

		Power
	Interface	Products	Total
Balance as of May 3, 2014	$12.0	$1.0	$13.0
Foreign currency translation	(0.1)	—	(0.1)
Balance as of November 1, 2014	$11.9	$1.0	$12.9

The following tables present details of the Company’s intangible assets:

	As of November 1, 2014
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.5	$14.9	$1.6	9.3
Trade names, patents and technology licenses	25.8	15.3	10.5	9.4
Covenants not to compete	0.1	—	0.1	2.9
Total	$42.4	$30.2	$12.2

	As of May 3, 2014
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.6	$14.7	$1.9	9.9
Trade names, patents and technology licenses	25.8	14.8	11.0	9.8
Covenants not to compete	0.1	—	0.1	3.4
Total	$42.5	$29.5	$13.0

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2015	$1.5
2016	1.2
2017	1.1
2018	1.1
2019	1.0

As of November 1, 2014 and May 3, 2014, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.             INCOME TAXES

In the fourth quarter of fiscal 2014, we recorded a deferred tax benefit of $31.7 million related to the release of substantially all of our domestic valuation allowance. The Company evaluated all available positive and negative evidence, including past operating results and projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. The Company maintained a valuation allowance of $2.6 million at November 1, 2014 and May 3, 2014 related to certain state and federal net operating loss carryovers and expects to continue to maintain this allowance until we determine that these deferred tax assets are more likely than not realizable.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

At November 1, 2014, we had available $25.0 million of federal and $93.0 million of state net operating loss carryforwards (having a tax benefit of $8.1 million and $2.7 million, respectively), $11.0 million of foreign tax credit carryforwards, and $0.6 million of research tax credit carryforwards that may be used to reduce regular federal and state income taxes. If unused, the U.S. federal net operating loss carryforwards will expire in the years 2018 through 2032. Any unused state net operating loss carryforwards will expire in the fiscal years 2015 through 2034. The foreign tax credits will expire in the fiscal years 2019 through 2024. The unused research tax credits will expire in the fiscal years 2032 through 2034.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures. Unused credits of $20.7 million as of November 1, 2014 can be carried forward indefinitely. We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated by our Maltese operations within a reasonable time period. Valuation allowances of $8.4 million as of November 1, 2014 have been provided for this excess. We record investment tax credits using the "flow through" method.

The Company recognized an income tax provision of $8.7 million and $1.4 million for the three months ended November 1, 2014 and October 26, 2013, respectively. The Company recognized an income tax provision of $15.7 million and $2.7 million for the six months ended November 1, 2014 and October 26, 2013, respectively. The Company's effective tax rate was 25.1% and 6.6% for the three months ended November 1, 2014 and October 26, 2013, respectively. The Company's effective tax rate was 24.9% and 7.5% for the six months ended November 1, 2014 and October 26, 2013, respectively. The income tax provision for both the three months and six months ended November 1, 2014 and October 26, 2013 is lower than the U.S. statutory rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates, and in fiscal 2014, full valuation allowances in the U.S.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $0.1 million accrued at November 1, 2014 for the payment of interest and penalties.  The total unrecognized tax benefit as of November 1, 2014 was $0.7 million. There have been no changes to the accrued amounts in the current fiscal year.

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

We estimated the fair value of the shares granted under both the 2010 Stock Plan and the 2007 Stock Plan on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal 2015
Awards
Average expected volatility	51.00%
Average risk-free interest rate	1.00%
Dividend yield	1.66%
Expected life of options (in years)	4.12
Weighted-average grant-date fair value	$14.99

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Restricted Stock Awards Granted Under the 2007 Stock Plan

During the first half of fiscal 2015, we awarded 13,500 shares to our independent directors, all of which vested immediately upon grant.

6.             NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Methode shareholders by the weighted average number of common shares outstanding for the applicable period.  Diluted net income per share is calculated after adjusting the denominator of the basic net income per share calculation for the effect of all potentially dilutive stock compensation awards outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Numerator - net income attributable to Methode Electronics, Inc.	$26.0	$19.8	$47.4	$33.5
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	38,694,583	37,718,643	38,571,015	37,635,238
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	821,853	767,727	467,632	712,802
Denominator for diluted net income per share	39,516,436	38,486,370	39,038,647	38,348,040

Net income per share:
Basic	$0.67	$0.52	$1.23	$0.89
Diluted	$0.66	$0.51	$1.21	$0.87

For both the three months ended and six months ended November 1, 2014, options to purchase 158,500 shares have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. Restricted stock awards for 350,000 shares have been excluded in the computation of diluted net income per share for the six months ended November 1, 2014. Restricted stock awards for 700,000 shares have been excluded in the computation of diluted net income per share for both the three months ended and six months ended October 26, 2013 as these awards are contingent on the Company's performance in fiscal 2015.

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

The following tables present information regarding our segments. The reporting segment results for the three months and six months ended October 26, 2013 have been reclassified to conform with the new reporting segment presentation for the three months and six months ended November 1, 2014.

	Three Months Ended November 1, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$167.1	$41.1	$21.7	$1.7	$(1.9)	$229.7
Transfers between segments	(1.2)	(0.5)	(0.1)	(0.1)	1.9	—
Net sales to unaffiliated customers	$165.9	$40.6	$21.6	$1.6	$—	$229.7

Income (loss) from operations	$35.0	$4.8	$5.6	$(1.0)	$(9.6)	$34.8
Interest income, net						(0.1)
Other expense, net						0.2
Income before income taxes						$34.7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	Three Months Ended October 26, 2013
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$126.7	$45.0	$18.8	$1.5	$(1.1)	$190.9
Transfers between segments	(0.5)	(0.7)	(0.1)	—	1.3	—
Net sales to unaffiliated customers	$126.2	$44.3	$18.7	$1.5	$0.2	$190.9

Income/(loss) from operations	$17.3	$7.4	$4.1	$(0.7)	$(6.4)	$21.7
Interest expense, net						0.1
Other expense, net						0.4
Income before income taxes						$21.2

	Six Months Ended November 1, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$323.9	$85.6	$38.0	$3.4	$(3.1)	$447.8
Transfers between segments	(1.6)	(1.1)	(0.2)	(0.1)	3.0	—
Net sales to unaffiliated customers	$322.3	$84.5	$37.8	$3.3	$(0.1)	$447.8

Income/(loss) from operations	$62.7	$11.9	$8.6	$(3.1)	$(17.1)	$63.0
Interest income, net						(0.2)
Other expense, net						0.1
Income before income taxes						$63.1

	Six Months Ended October 26, 2013
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$230.8	$90.0	$36.2	$3.4	$(2.2)	$358.2
Transfers between segments	(0.8)	(1.3)	(0.1)	(0.1)	2.3	—
Net sales to unaffiliated customers	$230.0	$88.7	$36.1	$3.3	$0.1	$358.2

Income/(loss) from operations	$29.4	$15.4	$7.2	$(1.3)	$(13.8)	$36.9
Interest expense, net						0.2
Other expense, net						0.5
Income before income taxes						$36.2

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 6, 2014, we filed a proceeding in Germany against the Fuchs companies and Mr. Fuchs seeking a

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

preliminary injunction to prevent them from using the Hetronic name or trademark due to their material breaches of the intellectual property licenses.  On August 5, 2014, we withdrew the proceeding for a preliminary injunction without prejudice.  On June 20, 2014, we filed a separate lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements. We are seeking damages from the defendants, as well as various forms of injunctive relief.  On August 13, 2014, the Fuchs companies filed an answer and counterclaim.  The answer denies our allegations, and the counterclaim alleges breach of contract, interference with business relations and business slander.  Discovery in the Oklahoma case has commenced.

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $8.0 million and $10.5 million as of November 1, 2014 and May 3, 2014, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

10.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At November 1, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. At November 1, 2014, we were in compliance with the covenants of the agreement. During the first six months of fiscal 2015, we had no borrowings and payments of $18.4 million, which includes interest of $0.4 million under this credit facility. As of November 1, 2014, there were outstanding balances against the credit facility of $30.0 million.  There was $70.0 million available to borrow under the credit facility as of November 1, 2014, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of November 1, 2014.

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 6, 2014, we filed a proceeding in Germany against the Fuchs companies and Mr. Fuchs seeking a preliminary injunction to prevent them from using the Hetronic name or trademark due to their material breaches of the intellectual property licenses.  On August 5, 2014, we withdrew the proceeding for a preliminary injunction without prejudice.  On June 20, 2014, we filed a separate lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements. We are seeking damages from the defendants, as well as various forms of injunctive relief.  On August 13, 2014, the Fuchs companies filed an answer and counterclaim.  The answer denies our allegations, and the counterclaim alleges breach of contract, interference with business relations and business slander.  Discovery in the Oklahoma case has commenced.

Results of Operations for the Three Months Ended November 1, 2014 as Compared to the Three Months Ended October 26, 2013

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$229.7	$190.9	$38.8	20.3%

Cost of products sold	169.5	149.5	20.0	13.4%

Gross profit	60.2	41.4	18.8	45.4%

Selling and administrative expenses	25.4	19.7	5.7	28.9%
Interest (income)/expense, net	(0.1)	0.1	(0.2)	N/M
Other expense, net	0.2	0.4	(0.2)	(50.0)%
Income tax expense	8.7	1.4	7.3	521.4%
Net income attributable to Methode Electronics, Inc.	$26.0	$19.8	$6.2	31.3%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	73.8%	78.3%
Gross margins	26.2%	21.7%
Selling and administrative expenses	11.1%	10.3%
Interest (income)/expense, net	—%	0.1%
Other expense, net	0.1%	0.2%
Income tax expense	3.8%	0.7%
Net income attributable to Methode Electronics, Inc.	11.3%	10.4%

Net Sales.  Consolidated net sales increased $38.8 million, or 20.3%, to $229.7 million for the three months ended November 1, 2014, from $190.9 million for the three months ended October 26, 2013.  The Automotive segment net sales increased $39.7 million, or 31.5%, to $165.9 million for the second quarter of fiscal 2015, from $126.2 million for the second quarter of fiscal 2014, due to higher sales volumes for the GM Center Console Program. In addition, sales volumes also increased for the Ford Center Console Program and transmission lead-frame assemblies, partially offset by currency rate fluctuations and lower sales volumes for hidden switch products.  The Interface segment net sales decreased $3.7 million, or 8.4%, to $40.6 million for the second quarter of fiscal 2015, compared to $44.3 million for the second quarter of fiscal 2014, primarily due to lower sales volumes of appliance and radio remote control products, partially offset with stronger sales volumes for data solutions products.  The Power Products segment net sales increased $2.9 million, or 15.5%, to $21.6 million for the second quarter of fiscal 2015, compared to $18.7 million for the second quarter of fiscal 2014, primarily due to higher sales volumes for our datacom, cabling and busbar products.  Translation of foreign operations net sales for the three months ended November 1, 2014 decreased reported net sales by $1.2 million, or 0.5%, due to average currency rate fluctuations in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014, primarily due to the strengthening of the U.S. dollar compared to the Euro.

Cost of Products Sold.  Consolidated cost of products sold increased $20.0 million, or 13.4%, to $169.5 million for the three months ended November 1, 2014, compared to $149.5 million for the three months ended October 26, 2013.  Consolidated cost of products sold as a percentage of sales was 73.8% for the second quarter of fiscal 2015, compared to 78.3% for the second quarter of fiscal 2014.  The Automotive and Power Products segments both experienced a decrease in cost of goods sold as a percentage of sales due to manufacturing efficiencies related to the increased sales volumes, primarily in North

America and Asia. The Interface segment experienced an increase in cost of products sold as a percentage of sales primarily due to lower appliance sales volumes and unfavorable sales mix of our data solutions products.

Gross Profit.  Consolidated gross profit increased $18.8 million, or 45.4%, to $60.2 million for the three months ended November 1, 2014, as compared to $41.4 million for the three months ended October 26, 2013.  Gross margins as a percentage of net sales increased to 26.2% for the three months ended November 1, 2014, compared to 21.7% for the three months ended October 26, 2013.  The increase is primarily due to the Automotive and Power Products segments which both experienced an increase in gross margins as a percentage of sales due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. The Interface segment experienced a decrease in gross margins as a percentage of sales primarily due to lower appliance sales volumes and unfavorable sales mix of our data solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $5.7 million, or 28.9%, to $25.4 million for the three months ended November 1, 2014, compared to $19.7 million for the three months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales increased to 11.1% for the three months ended November 1, 2014 from 10.3% for the three months ended October 26, 2013. In the second quarter of fiscal 2015, total compensation expense increased $3.6 million, legal expense increased $0.8 million, travel and other general expenses increased $0.8 million and stock-based compensation increased $0.5 million.

Interest (Income)/Expense, Net.  Interest (income)/expense was income of $0.1 million for the three months ended November 1, 2014, compared to an expense of $0.1 million for the three months ended October 26, 2013.

Other Expense, Net. Other expense, net decreased $0.2 million, or 50.0%, to $0.2 million for the three months ended November 1, 2014, compared to $0.4 million for the three months ended October 26, 2013. All amounts for both the second quarter of fiscal 2015 and the second quarter of fiscal 2014, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $7.3 million, or 521.4%, to $8.7 million for the three months ended November 1, 2014, compared to $1.4 million for the three months ended October 26, 2013.  The Company's effective tax rate increased to 25.1% in the second quarter of fiscal 2015, compared to 6.6% in the second quarter of fiscal 2014. In the fourth quarter of fiscal 2014, the Company recorded a reversal of a valuation allowance against the deferred tax assets in the U.S. Due to the reversal, the Company recorded income tax expense in the U.S. during the second quarter of fiscal 2015, compared to no income tax expense recorded in the second quarter of fiscal 2014.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $6.2 million, or 31.3%, to $26.0 million for the three months ended November 1, 2014, compared to $19.8 million for the three months ended October 26, 2013, primarily due to increased sales volumes and manufacturing efficiencies, partially offset by increased income tax expense and increased selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$165.9	$126.2	$39.7	31.5%

Cost of products sold	122.9	102.1	20.8	20.4%

Gross profit	43.0	24.1	18.9	78.4%

Selling and administrative expenses	8.0	6.8	1.2	17.6%

Income from operations	$35.0	$17.3	$17.7	102.3%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	74.1%	80.9%
Gross margins	25.9%	19.1%
Selling and administrative expenses	4.8%	5.4%
Income from operations	21.1%	13.7%

Net Sales.  Automotive segment net sales increased $39.7 million, or 31.5%, to $165.9 million for the three months ended November 1, 2014, from $126.2 million for the three months ended October 26, 2013.  Net sales increased in North America by $38.4 million, or 59.5%, to $102.9 million in the second quarter of fiscal 2015, compared to $64.5 million in the second quarter of fiscal 2014, due to higher sales volumes for the GM Center Console Program. In addition, sales volumes also increased for the Ford Center Console Program and transmission lead-frame assemblies. North America was favorably impacted by $0.6 million for nonrecurring price adjustments for certain legacy products and other manufacturing improvements at the Company's captive molding business. Net sales decreased in Europe by $2.7 million, or 6.3%, to $40.0 million in the second quarter of fiscal 2015, compared to $42.7 million in the second quarter of fiscal 2014, primarily due to currency rate fluctuations, lower tooling sales volumes and lower sales volumes for hidden switch products. Net sales in Asia increased $4.0 million, or 21.1%, to $23.0 million in the second quarter of fiscal 2015, compared to $19.0 million in the second quarter of fiscal 2014, primarily due to higher sales volumes for our transmission lead-frame assemblies. Translation of foreign operations net sales for the three months ended November 1, 2014 decreased reported net sales by $1.2 million, or 0.7%, due to average currency rates in the second quarter of fiscal 2015, compared to the average currency rates in the second quarter of fiscal 2014, primarily due to the strengthening of the U.S. dollar as compared to the Euro.

Cost of Products Sold.  Automotive segment cost of products sold increased $20.8 million, or 20.4%, to $122.9 million for the three months ended November 1, 2014, from $102.1 million for the three months ended October 26, 2013.  The Automotive segment cost of products sold as a percentage of sales decreased to 74.1% in the second quarter of fiscal 2015, compared to 80.9% in the second quarter of fiscal 2014.  The decrease is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. North America was favorably impacted by a $1.3 million reimbursement from a customer for prior period cost related to the cancellation of a program. The cost of products sold was also favorably impacted in the second quarter of fiscal 2015 due to the ramp up of production in our lower cost manufacturing operation in Egypt.

Gross Profit.  Automotive segment gross profit increased $18.9 million, or 78.4%, to $43.0 million for the three months ended November 1, 2014, as compared to $24.1 million for the three months ended October 26, 2013.  The Automotive segment gross margins as a percentage of net sales increased to 25.9% for the three months ended November 1, 2014, as compared to 19.1% for the three months ended October 26, 2013.  The increase is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. The gross profit in North America was also favorably impacted due to non-recurring price adjustments and the reimbursement of cost for the cancellation of a program. In addition, gross margins were favorably impacted in the second quarter of fiscal 2015 due to the ramp up of production in our lower cost manufacturing operation in Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.2 million, or 17.6%, to $8.0 million for the three months ended November 1, 2014, compared to $6.8 million for the three months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 4.8% for the three months ended November 1, 2014 from 5.4% for the three months ended October 26, 2013. The increase in expenses in the second quarter of fiscal 2015 is primarily due to higher compensation expense, employee recruitment fees and travel expenses as a result of increased business levels as compared to the second quarter of fiscal 2014, partially offset with lower legal and development costs.

Income from Operations.  Automotive segment income from operations increased $17.7 million, or 102.3%, to $35.0 million for the three months ended November 1, 2014, compared to $17.3 million for the three months ended October 26, 2013. The second quarter of fiscal 2015 benefitted from higher sales volumes, manufacturing efficiencies and lower legal expenses, partially offset with higher compensation, employee recruitment fees and travel expenses.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$40.6	$44.3	$(3.7)	(8.4)%

Cost of products sold	30.1	32.5	(2.4)	(7.4)%

Gross profit	10.5	11.8	(1.3)	(11.0)%

Selling and administrative expenses	5.7	4.4	1.3	29.5%

Income from operations	$4.8	$7.4	$(2.6)	(35.1)%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	74.1%	73.4%
Gross margins	25.9%	26.6%
Selling and administrative expenses	14.0%	9.9%
Income from operations	11.8%	16.7%

Net Sales.  Interface segment net sales decreased $3.7 million, or 8.4%, to $40.6 million for the three months ended November 1, 2014, from $44.3 million for the three months ended October 26, 2013.  Net sales decreased in North America by $2.7 million, or 7.7%, to $32.5 million in the second quarter of fiscal 2015, compared to $35.2 million in the second quarter of fiscal 2014, primarily due to lower sales volumes of appliance and radio remote control products, partially offset with higher sales volumes of data solutions products. Net sales in Europe increased $0.1 million, or 1.8%, to $5.8 million in the second quarter of fiscal 2015, compared to $5.7 million in the second quarter of fiscal 2014, primarily due to higher radio remote control sales volumes, partially offset with lower data solution products sales volumes. Net sales in Asia decreased $1.1 million, or 32.4%, to $2.3 million in the second quarter of fiscal 2015, compared to $3.4 million in the second quarter of fiscal 2014, primarily due to lower sales volumes of radio remote controls and certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interface segment cost of products sold decreased $2.4 million, or 7.4%, to $30.1 million for the three months ended November 1, 2014, compared to $32.5 million for the three months ended October 26, 2013.  Interface segment cost of products sold as a percentage of net sales increased to 74.1% for the three months ended November 1, 2014, compared to 73.4% for the three months ended October 26, 2013.  The increase in cost of products sold as a percentage of sales is primarily due to lower appliance sales volumes and unfavorable sales mix of data solutions products.

Gross Profit.  Interface segment gross profit decreased $1.3 million, or 11.0%, to $10.5 million for the three months ended November 1, 2014, compared to $11.8 million for the three months ended October 26, 2013.  Gross margins as a percentage of net sales decreased to 25.9% for the three months ended November 1, 2014, from 26.6% for the three months ended October 26, 2013.  The decrease in gross margins as a percentage of sales is primarily due to lower appliance sales volumes and unfavorable sales mix of data solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.3 million, or 29.5%, to $5.7 million for the three months ended November 1, 2014, compared to $4.4 million for the three months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales increased to 14.0% for the three months ended November 1, 2014, from 9.9% for the three months ended October 26, 2013. A substantial portion of the increase in selling and administrative expenses is due to increased legal expenses related to the Hetronic Germany GmbH lawsuit (see "Overview" section for more information). In addition, expenses increased for compensation, travel and professional fees.

Income from Operations.  Interface segment income from operations decreased $2.6 million, or 35.1%, to $4.8 million for the three months ended November 1, 2014, compared to $7.4 million for the three months ended October 26, 2013, primarily due to lower sales volumes, unfavorable sales mix and increased legal, compensation, travel and professional fees.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$21.6	$18.7	$2.9	15.5%

Cost of products sold	14.7	13.4	1.3	9.7%

Gross profit	6.9	5.3	1.6	30.2%

Selling and administrative expenses	1.3	1.2	0.1	8.3%

Income from operations	$5.6	$4.1	$1.5	36.6%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	68.1%	71.7%
Gross margins	31.9%	28.3%
Selling and administrative expenses	6.0%	6.4%
Income from operations	25.9%	21.9%

Net Sales.  Power Products segment net sales increased $2.9 million, or 15.5%, to $21.6 million for the three months ended November 1, 2014, compared to $18.7 million for the three months ended October 26, 2013.  Net sales increased in North America by $2.6 million, or 24.1%, to $13.4 million in the second quarter of fiscal 2015, compared to $10.8 million in the second quarter of fiscal 2014, primarily due to higher sales volumes of datacom products. Net sales in Europe decreased $0.8 million, or 24.2%, to $2.5 million in the second quarter of fiscal 2015, compared to $3.3 million in the second quarter of fiscal 2014, primarily due to lower sales volumes of a by-pass switch. Net sales in Asia increased $1.1 million, or 23.9%, to

$5.7 million in the second quarter of fiscal 2015, compared to $4.6 million in the second quarter of fiscal 2014, primarily due to increased sales volumes of datacom products, busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $1.3 million, or 9.7%, to $14.7 million for the three months ended November 1, 2014, compared to $13.4 million for the three months ended October 26, 2013.  The Power Products segment cost of products sold as a percentage of sales decreased to 68.1% for the three months ended November 1, 2014, from 71.7% for the three months ended October 26, 2013.  The decrease in cost of products sold as a percentage of sales is primarily due to manufacturing efficiencies related to increased sales volumes in North America and Asia and favorable sales mix.

Gross Profit.  Power Products segment gross profit increased $1.6 million, or 30.2%, to $6.9 million in the second quarter of fiscal 2015, compared to $5.3 million in the second quarter of fiscal 2014.  Gross margins as a percentage of net sales increased to 31.9% for the three months ended November 1, 2014 from 28.3% for the three months ended October 26, 2013. The increase in gross margins as a percentage of sales is primarily due to manufacturing efficiencies related to increased sales volumes and favorable sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 8.3%, to $1.3 million for the three months ended November 1, 2014, compared to $1.2 million for the three months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 6.0% for the three months ended November 1, 2014 from 6.4% for the three months ended October 26, 2013. Selling and administrative expenses increased due to higher compensation expense in North America, partially offset by lower development costs.

Income From Operations.  Power Products segment income from operations increased $1.5 million, or 36.6%, to $5.6 million for the three months ended November 1, 2014, compared to $4.1 million for the three months ended October 26, 2013, due to increased sales volumes, manufacturing efficiencies, favorable sales mix, and lower development costs, partially offset with higher compensation expense.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$1.6	$1.5	$0.1	6.7%

Cost of products sold	1.7	1.6	0.1	6.3%

Gross profit	(0.1)	(0.1)	—	—%

Selling and administrative expenses	0.9	0.6	0.3	50.0%

Loss from operations	$(1.0)	$(0.7)	$(0.3)	N/M

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	106.3%	106.7%
Gross margins	(6.3)%	(6.7)%
Selling and administrative expenses	56.3%	40.0%
Loss from operations	(62.5)%	(46.7)%

Net Sales.  The Other segment net sales increased $0.1 million, or 6.7%, to $1.6 million for the three months ended November 1, 2014, compared to $1.5 million for the three months ended October 26, 2013, due to slightly higher environmental testing sales in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014.

Cost of Products Sold.  Other segment cost of products sold increased $0.1 million, or 6.3%, to $1.7 million for the three months ended November 1, 2014, compared to $1.6 million for the three months ended October 26, 2013. Cost of products sold as a percentage of sales decreased slightly to 106.3% in the second quarter of fiscal 2015, compared to 106.7% in the second quarter of fiscal 2014. The decrease in cost of products sold as a percentage of sales is primarily due to slightly higher sales volumes for environmental testing.

Gross Profit.  The Other segment gross profit was a loss of $0.1 million for both the three months ended November 1, 2014 and the three months ended October 26, 2013.  Gross margins as a percentage of sales were (6.3)% for the three months ended October 26, 2013, compared to (6.7)% for three months ended October 26, 2013. The loss for both the second quarter of fiscal 2015 and the second quarter of fiscal 2014 primarily relate to development costs in our medical products business, which does not have any corresponding sales.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 50.0%, to $0.9 million for the three months ended November 1, 2014, compared to $0.6 million for the three months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales increased to 56.3% for the three months ended November 1, 2014, from 40.0% for the three months ended October 26, 2013. The increase in selling and administrative expenses is primarily due to increased headcount and professional fees in our medical products business.

Loss From Operations  The Other segment loss from operations increased $0.3 million, to $1.0 million for the three months ended November 1, 2014, compared to $0.7 million for the three months ended October 26, 2013.  The increase was primarily due to increased development expenses, professional fees and headcount in our medical products business.

Results of Operations for the Six Months Ended November 1, 2014 as Compared to the Six Months Ended October 26, 2013

Consolidated Results

Below is a table summarizing results for the six months ended:
($ in millions)
(“N/M” equals not meaningful)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$447.8	$358.2	$89.6	25.0%

Cost of products sold	337.2	282.8	54.4	19.2%

Gross profit	110.6	75.4	35.2	46.7%

Selling and administrative expenses	47.6	38.5	9.1	23.6%
Interest (income)/expense, net	(0.2)	0.2	(0.4)	N/M
Other expense, net	0.1	0.5	(0.4)	(80.0)%
Income tax expense	15.7	2.7	13.0	481.5%
Net income attributable to Methode Electronics, Inc.	$47.4	$33.5	$13.9	41.5%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	75.3%	79.0%
Gross margins	24.7%	21.0%
Selling and administrative expenses	10.6%	10.7%
Interest (income)/expense, net	—%	0.1%
Other expense, net	—%	0.1%
Income tax expense	3.5%	0.8%
Net income attributable to Methode Electronics, Inc.	10.6%	9.4%

Net Sales.  Consolidated net sales increased $89.6 million, or 25.0%, to $447.8 million for the six months ended November 1, 2014, from $358.2 million for the six months ended October 26, 2013.  The Automotive segment net sales increased $92.3 million, or 40.1%, to $322.3 million for the first half of fiscal 2015, from $230.0 million for the first half of fiscal 2014, due to higher sales volumes for the GM Center Console Program. In addition, sales volumes also increased for transmission lead-frame assemblies, and hidden switch products, partially offset by lower sales volumes for the Ford Center Console Program.  The Interface segment net sales decreased $4.2 million, or 4.7%, to $84.5 million for the first half of fiscal 2015, compared to $88.7 million for the first half of fiscal 2014, primarily due to lower appliance and radio remote control sales volumes, partially offset with increased sales volumes of data solutions products.  The Power Products segment net sales increased $1.7 million, or 4.7%, to $37.8 million for the first half of fiscal 2015, compared to $36.1 million for the first half of fiscal 2014, primarily due to higher sales volumes of datacom, cabling and busbar products, partially offset with lower sales volumes of a by-pass switch.  Translation of foreign operations net sales for the six months ended November 1, 2014 had no impact on reported net sales in the first half of fiscal 2015, compared to the average currency rates in the first half of fiscal 2014.

Cost of Products Sold.  Consolidated cost of products sold increased $54.4 million, or 19.2%, to $337.2 million for the six months ended November 1, 2014, compared to $282.8 million for the six months ended October 26, 2013.  Consolidated cost of products sold as a percentage of sales decreased to 75.3% for the first half of fiscal 2015, compared to 79.0% for the first half of fiscal 2014.  The Automotive and Power Products segments both experienced a decrease in cost of goods sold as a percentage of sales due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. In addition, cost of products sold was favorably impacted in the Automotive segment in the first half of fiscal 2015 by the ramp up of production in our lower cost manufacturing operation in Egypt. The Interface segment experienced a slightly higher cost of goods sold as a percentage of sales primarily due to lower appliance sales volumes and unfavorable sales mix of data solutions products. The Other segment experienced an increase in cost of products sold as a percentage of sales primarily due to increased development costs in our medical products business.

Gross Profit.  Consolidated gross profit increased $35.2 million, or 46.7%, to $110.6 million for the six months ended November 1, 2014, as compared to $75.4 million for the six months ended October 26, 2013.  Gross margins as a percentage of net sales increased to 24.7% for the six months ended November 1, 2014, compared to 21.0% for the six months ended October 26, 2013.  The increase is primarily due to the Automotive and Power Products segments manufacturing efficiencies related to the higher sales volumes, other manufacturing improvements at the Company's captive molding business and the ramp up of production in our lower cost manufacturing facility in Egypt. The Interface segment experienced a decrease in gross margins as a percentage of sales primarily due to lower appliance sales volumes and sales mix of data solutions products. The Other segment experienced a decrease in gross margins as a percentage of sales primarily due to increased development costs in our medical products business.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $9.1 million, or 23.6%, to $47.6 million for the six months ended November 1, 2014, compared to $38.5 million for the six months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased slightly to 10.6% for the six months ended November 1, 2014 from 10.7% for the six months ended October 26, 2013. In the first half of fiscal 2015, total compensation expense increased $5.5 million, legal expense increased $2.0 million, travel and other general expenses increased $1.3 million and stock-based compensation increased $0.3 million.

Interest (Income)/Expense, Net.  Interest (income)/expense increased $0.4 million, to income of $0.2 million for the six months ended November 1, 2014, compared to an expense of $0.2 million for the six months ended October 26, 2013.

Other Expense, Net. Other expense, net decreased $0.4 million, or 80.0%, to $0.1 million for the six months ended November 1, 2014, compared to $0.5 million for the six months ended October 26, 2013. All amounts for both the first half of fiscal 2015 and fiscal 2014, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $13.0 million, or 481.5%, to $15.7 million for the six months ended November 1, 2014, compared to $2.7 million for the six months ended October 26, 2013.  The Company's effective tax rate increased to 24.9% in the first half of fiscal 2015, compared to 7.5% in the first half of fiscal 2014. In the fourth quarter of fiscal 2014, the Company recorded a reversal of a valuation allowance against the deferred tax assets in the U.S. Due to the reversal, the Company recorded income tax expense in the U.S. during the first half of fiscal 2015, compared to no income tax expense recorded in the first half of fiscal 2014.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $13.9 million, or 41.5%, to $47.4 million for the six months ended November 1, 2014, compared to $33.5 million for the six months ended October 26, 2013, primarily due to increased sales volumes and manufacturing efficiencies, partially offset by increased income tax expense and increased selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$322.3	$230.0	$92.3	40.1%

Cost of products sold	243.8	187.5	56.3	30.0%

Gross profit	78.5	42.5	36.0	84.7%

Selling and administrative expenses	15.8	13.1	2.7	20.6%

Income from operations	$62.7	$29.4	$33.3	113.3%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	75.6%	81.5%
Gross margins	24.4%	18.5%
Selling and administrative expenses	4.9%	5.7%
Income from operations	19.5%	12.8%

Net Sales.  Automotive segment net sales increased $92.3 million, or 40.1%, to $322.3 million for the six months ended November 1, 2014, from $230.0 million for the six months ended October 26, 2013.  Net sales increased in North America by $86.9 million, or 79.1%, to $196.8 million in the first half of fiscal 2015, compared to $109.9 million in the first half of fiscal 2014, due to higher sales volumes for the GM Center Console Program. In addition, sales volumes also increased for transmission lead-frame assemblies, partially offset by lower sales volumes for the Ford Center Console Program. Net sales increased in Europe by $1.7 million, or 2.1%, to $81.4 million in the first half of fiscal 2015, compared to $79.7 million in the first half of fiscal 2014, primarily due to higher sales volumes for hidden switch products. Net sales in Asia increased $3.7 million, or 9.2%, to $44.1 million in the first half of fiscal 2015, compared to $40.4 million in the first half of fiscal 2014, primarily due to higher sales volumes for our transmission lead-frame assemblies and our steering-angle sensor products. Translation of foreign operations net sales for the six months ended November 1, 2014 had no impact on reported net sales in the first half of fiscal 2015, compared to the average currency rates in the first half of fiscal 2014.

Cost of Products Sold.  Automotive segment cost of products sold increased $56.3 million, or 30.0%, to $243.8 million for the six months ended November 1, 2014, from $187.5 million for the six months ended October 26, 2013.  The Automotive segment cost of products sold as a percentage of sales decreased to 75.6% in the first half of fiscal 2015, compared to 81.5% in the first half of fiscal 2014.  The decrease is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. In addition, cost of products sold was favorably impacted in the first half of fiscal 2015 due to the ramp up of production in our lower cost manufacturing operation in Egypt.

Gross Profit.  Automotive segment gross profit increased $36.0 million, or 84.7%, to $78.5 million for the six months ended November 1, 2014, as compared to $42.5 million for the six months ended October 26, 2013.  The Automotive segment gross margins as a percentage of net sales increased to 24.4% for the six months ended November 1, 2014, as compared to 18.5% for the six months ended October 26, 2013.  The increase is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. In addition, gross margins were favorably impacted in the first half of fiscal 2015 due to the ramp up of production in our lower cost manufacturing operation in Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.7 million, or 20.6%, to $15.8 million for the six months ended November 1, 2014, compared to $13.1 million for the six months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales were 4.9% for the six months ended November 1, 2014 and

5.7% for the six months ended October 26, 2013. The increase in expenses in the first half of fiscal 2015 is primarily due to higher salary, bonus, employee recruitment fees and travel expenses as a result of increased business levels as compared to the first half of fiscal 2014, partially offset with lower legal and development costs.

Income from Operations.  Automotive segment income from operations increased $33.3 million, or 113.3%, to $62.7 million for the six months ended November 1, 2014, compared to $29.4 million for the six months ended October 26, 2013. The first half of fiscal 2015 benefitted from higher sales volumes, manufacturing efficiencies and lower legal expenses, partially offset with higher salary, bonus, employee recruitment fees and travel expenses.

Interface Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$84.5	$88.7	$(4.2)	(4.7)%

Cost of products sold	61.9	64.8	(2.9)	(4.5)%

Gross profit	22.6	23.9	(1.3)	(5.4)%

Selling and administrative expenses	10.7	8.5	2.2	25.9%

Income from operations	$11.9	$15.4	$(3.5)	(22.7)%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	73.3%	73.1%
Gross margins	26.7%	26.9%
Selling and administrative expenses	12.7%	9.6%
Income from operations	14.1%	17.4%

Net Sales.  Interface segment net sales decreased $4.2 million, or 4.7%, to $84.5 million for the six months ended November 1, 2014, from $88.7 million for the six months ended October 26, 2013.  Net sales decreased in North America by $2.2 million, or 3.2%, to $67.2 million in the first half of fiscal 2015, compared to $69.4 million in the first half of fiscal 2014, primarily due to lower appliance sales volumes, partially offset with stronger sales volumes for data solutions and radio remote control products. Net sales in Europe decreased $0.6 million, or 4.7%, to $12.1 million in the first half of fiscal 2015, compared to $12.7 million in the first half of fiscal 2014, primarily due to lower radio remote control sales volumes. Net sales in Asia decreased $1.4 million, or 21.2%, to $5.2 million in the first half of fiscal 2015, compared to $6.6 million in the first half of fiscal 2014, primarily due to lower radio remote control sales volumes and lower sales volumes from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interface segment cost of products sold decreased $2.9 million, or 4.5%, to $61.9 million for the six months ended November 1, 2014, compared to $64.8 million for the six months ended October 26, 2013.  Interface segment cost of products sold as a percentage of net sales increased slightly to 73.3% for the six months ended November 1, 2014, compared to 73.1% for the six months ended October 26, 2013.  The increase in cost of products sold as a percentage of sales is primarily due to lower appliance sales volumes and unfavorable sales mix of our data solutions products.

Gross Profit.  Interface segment gross profit decreased $1.3 million, or 5.4%, to $22.6 million for the six months ended November 1, 2014, compared to $23.9 million for the six months ended October 26, 2013.  Gross margins as a percentage of net sales decreased slightly to 26.7% for the six months ended November 1, 2014, from 26.9% for the six months ended October 26, 2013.  The decrease in gross margins as a percentage of sales is primarily due to lower appliance sales volumes and unfavorable sales mix of our data solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.2 million, or 25.9%, to $10.7 million for the six months ended November 1, 2014, compared to $8.5 million for the six months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales increased to 12.7% for the six months ended November 1, 2014, from 9.6% for the six months ended October 26, 2013. A substantial portion of the increase in selling and administrative expenses is due to increased legal expenses related to the Hetronic Germany GmbH lawsuit (see "Overview" section for more information). In addition, expenses increased for compensation, travel and professional fees.

Income from Operations.  Interface segment income from operations decreased $3.5 million, or 22.7%, to $11.9 million for the six months ended November 1, 2014, compared to $15.4 million for the six months ended October 26, 2013, primarily due to lower sales volumes, unfavorable sales mix and increased legal and compensation expense.

Power Products Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$37.8	$36.1	$1.7	4.7%

Cost of products sold	26.7	26.4	0.3	1.1%

Gross profit	11.1	9.7	1.4	14.4%

Selling and administrative expenses	2.5	2.5	—	—%

Income from operations	$8.6	$7.2	$1.4	19.4%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	70.6%	73.1%
Gross margins	29.4%	26.9%
Selling and administrative expenses	6.6%	6.9%
Income from operations	22.8%	19.9%

Net Sales.  Power Products segment net sales increased $1.7 million, or 4.7%, to $37.8 million for the six months ended November 1, 2014, compared to $36.1 million for the six months ended October 26, 2013.  Net sales increased in North America by $3.6 million, or 17.7%, to $23.9 million in the first half of fiscal 2015, compared to $20.3 million in the first half of fiscal 2014, primarily due to higher sales volumes of datacom, cabling and busbar products. Net sales in Europe decreased $3.1 million, or 50.0%, to $3.1 million in the first half of fiscal 2015, compared to $6.2 million in the first half of fiscal 2014, primarily due to lower sales volumes of a by-pass switch. Net sales in Asia increased $1.2 million, or 12.5%, to $10.8 million in the first half of fiscal 2015, compared to $9.6 million in the first half of fiscal 2014, primarily due to increased sales volumes of datacom, busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold increased $0.3 million, or 1.1%, to $26.7 million for the six months ended November 1, 2014, compared to $26.4 million for the six months ended October 26, 2013.  The Power Products segment cost of products sold as a percentage of sales decreased to 70.6% for the six months ended November 1, 2014, from 73.1% for the six months ended October 26, 2013.  The decrease in cost of products sold as a percentage of sales is primarily due to manufacturing efficiencies related increased sales volumes in North America and Asia and favorable sales mix.

Gross Profit.  Power Products segment gross profit increased $1.4 million, or 14.4%, to $11.1 million in the first half of fiscal 2015, compared to $9.7 million in the first half of fiscal 2014.  Gross margins as a percentage of net sales increased to 29.4% for the six months ended November 1, 2014 from 26.9% for the six months ended October 26, 2013. The increase in gross margins as a percentage of sales is primarily due to manufacturing efficiencies related to increased sales volumes in North America and Asia and favorable sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses were flat at $2.5 million for both the six months ended November 1, 2014 and the six months ended October 26, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 6.6% for the six months ended November 1, 2014 from 6.9% for the six months ended October 26, 2013. Increased bonus expense in North America in the first half of fiscal 2015 was offset with lower development costs.

Income From Operations.  Power Products segment income from operations increased $1.4 million, or 19.4%, to $8.6 million for the six months ended November 1, 2014, compared to $7.2 million for the six months ended October 26, 2013, due to increased sales volumes, manufacturing efficiencies, favorable sales mix, and lower development costs, partially offset with higher bonus expense.

Other Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)
(“N/M” equals not meaningful)

	November 1, 2014	October 26, 2013	Net Change	Net Change
Net sales	$3.3	$3.3	$—	—%

Cost of products sold	3.6	3.2	0.4	12.5%

Gross profit	(0.3)	0.1	(0.4)	N/M

Selling and administrative expenses	2.7	1.4	1.3	92.9%

Loss from operations	$(3.0)	$(1.3)	$(1.7)	130.8%

Percent of sales:	November 1, 2014	October 26, 2013
Net sales	100.0%	100.0%
Cost of products sold	109.1%	97.0%
Gross margins	(9.1)%	3.0%
Selling and administrative expenses	81.8%	42.4%
Loss from operations	(90.9)%	(39.4)%

Net Sales.  The Other segment net sales were flat at $3.3 million, for both the six months ended November 1, 2014, and the six months ended October 26, 2013.

Cost of Products Sold.  Other segment cost of products sold increased $0.4 million, or 12.5%, to $3.6 million for the six months ended November 1, 2014, compared to $3.2 million for the six months ended October 26, 2013. Cost of products sold as a percentage of sales increased to 109.1% in the first half of fiscal 2015, compared to 97.0% in the first half of fiscal 2014. The increase in cost of products sold as a percentage of sales is primarily due to increased development costs in our medical products business.

Gross Profit.  The Other segment gross profit decreased $0.4 million, to a loss of $0.3 million for the six months ended November 1, 2014, compared to income of $0.1 million for the six months ended October 26, 2013.  Gross margins as a percentage of sales decreased to (9.1)% for the six months ended October 26, 2013, compared to 3.0% for the six months ended October 26, 2013. The decrease in gross margins as a percentage of sales is primarily due to increased development costs in our medical products business, which do not have any corresponding sales.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.3 million, or 92.9%, to $2.7 million for the six months ended November 1, 2014, compared to $1.4 million for the six months ended October 26, 2013.

Selling and administrative expenses as a percentage of net sales increased to 81.8% for the six months ended November 1, 2014, from 42.4% for the six months ended October 26, 2013. The increase in selling and administrative expenses is primarily due to increased headcount and professional fees in our medical products business.

Loss From Operations  The Other segment loss from operations increased $1.7 million to $3.0 million for the six months ended November 1, 2014, compared to $1.3 million for the six months ended October 26, 2013.  The increase was primarily due to increased development expenses, professional fees and headcount in our medical products business.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $144.2 million of cash and cash equivalents, as of November 1, 2014, $134.8 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $25.0 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At November 1, 2014, the interest rate on the credit facility was 1.5% plus LIBOR. At November 1, 2014, we were in compliance with the covenants of the agreement. During the first half of fiscal 2015, we had no borrowings and payments of $18.4 million, which includes interest of $0.4 million under this credit facility. As of November 1, 2014, there were outstanding balances against the credit facility of $30.0 million.  There was $70.0 million available to borrow under the credit facility as of November 1, 2014, which does not include the option to increase the principal amount.

Cash Flow - Operating Activities

Net cash provided by operating activities increased $32.4 million to $63.2 million for the first six months of fiscal 2015, compared to $30.8 million for the first six months of fiscal 2014, primarily due to the increased cash generation of $17.8 million from the changes in operating assets and liabilities and the increase in net income of $13.9 million. The net changes in assets and liabilities resulted in the generation of $1.6 million in the first half of fiscal 2015, compared to cash use of $16.2 million in the first half of fiscal 2014. The increased cash generated in the first half of fiscal 2015 compared to the first half of fiscal 2014 is primarily driven by the timing of receivable collections, partially offset by increased inventory levels.

Cash Flow - Investing Activities

Net cash used in investing activities decreased by $5.7 million due to purchases of property, plant and equipment of $10.8 million for the six months ended November 1, 2014, compared to $16.5 million for the six months ended October 26, 2013.  Purchases in fiscal 2014 primarily relate to plant expansion and equipment purchases in Europe and North America for products which launched in the first quarter of fiscal 2014.

Cash Flow - Financing Activities

Net cash used by financing activities decreased $23.7 million to cash used of $18.6 million in the first half of fiscal 2015, compared to cash generated of $5.1 million for the first half of fiscal 2014.  During the first half of fiscal 2015, the Company had net payments against the credit facility of $18.0 million, compared to net borrowings of $8.0 million in the first half of fiscal 2014. We paid dividends of $6.9 million and $5.2 million, for the first half of fiscal 2015 and the first half of fiscal 2014, respectively. The first half of fiscal 2015 and fiscal 2014 includes $6.3 million and $2.3 million, respectively, of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $3.6 million as of November 1, 2014 and $3.0 million as of May 3, 2014.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $25.9 million at November 1, 2014 and $24.6 million at May 3, 2014.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $30.0 million of net borrowings at November 1, 2014, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2015 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 6.          Exhibits

Exhibit Number	Description
10.1	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File

(1)    Previously filed with the Registrant's Form 8-K, filed September 22, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	December 11, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File

(1)    Previously filed with the Registrant's Form 8-K, filed September 22, 2014, and incorporated herein by reference.