Form 10-Q
period 2015-01-31
METHODE ELECTRONICS INC
filed 2015-03-05
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2015

or

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

At March 3, 2015, registrant had 38,347,912 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	January 31, 2015	May 3, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$167.8	$116.4
Accounts receivable, net	145.2	173.0
Inventories:
Finished products	20.2	14.2
Work in process	14.3	12.0
Materials	49.4	45.4
	83.9	71.6
Deferred income taxes	5.8	8.7
Prepaid expenses and other current assets	12.4	12.0
TOTAL CURRENT ASSETS	415.1	381.7
PROPERTY, PLANT AND EQUIPMENT	310.8	323.6
Less allowances for depreciation	218.1	222.4
	92.7	101.2
GOODWILL	12.8	13.0
INTANGIBLE ASSETS, net	11.7	13.0
PRE-PRODUCTION COSTS	9.5	10.5
DEFERRED INCOME TAXES	25.4	40.0
OTHER ASSETS	20.4	16.1
	79.8	92.6
TOTAL ASSETS	$587.6	$575.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$74.3	$82.0
Other current liabilities	50.9	37.1
TOTAL CURRENT LIABILITIES	125.2	119.1
LONG-TERM DEBT	20.0	48.0
OTHER LIABILITIES	4.6	3.4
DEFERRED COMPENSATION	6.9	12.8
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,694,536 and 39,262,168 shares issued as of January 31, 2015 and May 3, 2014, respectively	19.8	19.6
Additional paid-in capital	96.9	89.8
Accumulated other comprehensive income	(7.9)	24.7
Treasury stock, 1,346,624 shares and 1,342,188 as of January 31, 2015 and May 3, 2014, respectively	(11.5)	(11.4)
Retained earnings	333.3	269.2
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	430.6	391.9
Noncontrolling interest	0.3	0.3
TOTAL EQUITY	430.9	392.2
TOTAL LIABILITIES AND EQUITY	$587.6	$575.5

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014

Net sales	$206.0	$189.8	$653.8	$547.9

Cost of products sold	149.8	151.3	487.0	434.0

Gross profit	56.2	38.5	166.8	113.9

Selling and administrative expenses	21.5	22.1	69.1	60.6

Income from operations	34.7	16.4	97.7	53.3

Interest (income)/expense, net	(0.2)	0.1	(0.4)	0.3
Other (income)/expense, net	(0.3)	0.3	(0.2)	0.8

Income before income taxes	35.2	16.0	98.3	52.2

Income tax expense	8.1	1.4	23.8	4.2

Net income	27.1	14.6	74.5	48.0

Less: Net income attributable to noncontrolling interest	—	—	—	—
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$27.1	$14.6	$74.5	$48.0

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.69	$0.38	$1.93	$1.27
Diluted	$0.68	$0.38	$1.90	$1.26
Cash dividends:
Common stock	$0.09	$0.07	$0.27	$0.21
Weighted average number of Common Shares outstanding:
Basic	38,791,210	38,051,772	38,644,413	37,780,506
Diluted	39,615,541	38,474,129	39,289,513	38,123,192

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Nine Months Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014

Net income	$27.1	$14.6	$74.5	$48.0

Foreign currency translation adjustment	(16.5)	(3.4)	(32.6)	4.7
Comprehensive income	10.6	11.2	41.9	52.7
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to Methode Electronics, Inc.	$10.6	$11.2	$41.9	$52.7

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	January 31, 2015	February 1, 2014
OPERATING ACTIVITIES
Net income	$74.5	$48.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	16.4	16.0
Amortization of intangibles	1.1	1.3
Amortization of stock awards and stock options	3.5	2.6
Changes in operating assets and liabilities	13.1	(18.8)
Other	—	0.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	108.6	49.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.8)	(23.5)
NET CASH USED IN INVESTING ACTIVITIES	(12.8)	(23.5)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	6.3	5.0
Cash dividends	(10.3)	(7.9)
Proceeds from borrowings	—	28.5
Repayment of borrowings	(28.0)	(22.0)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(32.0)	3.6

Effect of foreign currency exchange rate changes on cash	(12.4)	1.5

INCREASE IN CASH AND CASH EQUIVALENTS	51.4	31.0
Cash and cash equivalents at beginning of period	116.4	65.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$167.8	$96.8

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface (formerly known as Interconnect), Power Products and Other.  The condensed consolidated financial statements and related disclosures as of January 31, 2015 and results of operations for the three months and nine months ended January 31, 2015 and February 1, 2014 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 3, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 3, 2014, filed with the SEC on June 26, 2014.  Results may vary from quarter to quarter for reasons other than seasonality. Due to the timing of our fiscal calendar, the three months ended January 31, 2015 represent 13 weeks of results and the three months ended February 1, 2014 represent 14 weeks of results. In addition, the nine months ended January 31, 2015 and the nine months ended February 1, 2014 represent 39 weeks and 40 weeks of results, respectively.

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

The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. We will adopt this standard for the quarter beginning January 31, 2017. The Company is evaluating the impact of the adoption of this standard on the financial statements.

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with Accounting Standards Codification ("ASC") No. 350, “Intangibles — Goodwill and Other”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following table shows the roll-forward of goodwill in the financial statements for the nine months ended January 31, 2015:

	As of January 31, 2015

		Power
	Interface	Products	Total
Balance as of May 3, 2014	$12.0	$1.0	$13.0
Foreign currency translation	(0.2)	—	(0.2)
Balance as of January 31, 2015	$11.8	$1.0	$12.8

The following tables present details of the Company’s intangible assets:

	As of January 31, 2015
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.5	$15.1	$1.4	9.1
Trade names, patents and technology licenses	25.8	15.6	10.2	9.3
Covenants not to compete	0.1	—	0.1	2.7
Total	$42.4	$30.7	$11.7

	As of May 3, 2014
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.6	$14.7	$1.9	9.9
Trade names, patents and technology licenses	25.8	14.8	11.0	9.8
Covenants not to compete	0.1	—	0.1	3.4
Total	$42.5	$29.5	$13.0

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2015	$1.5
2016	1.2
2017	1.1
2018	1.1
2019	1.0

As of January 31, 2015 and May 3, 2014, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.             INCOME TAXES

In the fourth quarter of fiscal 2014, we recorded a deferred tax benefit of $31.7 million related to the reversal of substantially all of our domestic valuation allowance. The Company evaluated all available positive and negative evidence, including past operating results and projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. The Company maintained a valuation allowance of $2.6 million at January 31, 2015 and May 3, 2014 related to certain state and federal net operating loss carryovers and expects to continue to maintain this allowance until we determine that these deferred tax assets are more likely than not realizable.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

At January 31, 2015, we had available $25.0 million of federal and $93.0 million of state net operating loss carryforwards (having a tax benefit of $8.1 million and $2.7 million, respectively), $11.1 million of foreign tax credit carryforwards, and $0.7 million of research tax credit carryforwards that may be used to reduce regular federal and state income taxes. If unused, the U.S. federal net operating loss carryforwards will expire in the fiscal years 2018 through 2032. Any unused state net operating loss carryforwards will expire in the fiscal years 2015 through 2034. The foreign tax credits will expire in the fiscal years 2019 through 2024. The unused research tax credits will expire in the fiscal years 2032 through 2034.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures. Unused credits of $18.7 million as of January 31, 2015 can be carried forward indefinitely. We have accumulated investment tax credits in excess of amounts more likely than not to be realized based upon projections of taxable income to be generated by our Maltese operations within a reasonable time period. Valuation allowances of $7.6 million as of January 31, 2015 have been provided for this excess. We record investment tax credits using the "flow through" method.

The Company recognized an income tax provision of $8.1 million and $1.4 million for the three months ended January 31, 2015 and February 1, 2014, respectively. The Company recognized an income tax provision of $23.8 million and $4.2 million for the nine months ended January 31, 2015 and February 1, 2014, respectively. The Company's effective tax rate was 23.0% and 8.8% for the three months ended January 31, 2015 and February 1, 2014, respectively. The Company's effective tax rate was 24.2% and 8.0% for the nine months ended January 31, 2015 and February 1, 2014, respectively. The income tax provision for both the three months and nine months ended January 31, 2015 and February 1, 2014 is lower than the U.S. statutory rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates, and in fiscal 2014, full valuation allowances in the U.S.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $0.1 million accrued at January 31, 2015 for the payment of interest and penalties.  The total unrecognized tax benefit as of January 31, 2015 was $0.8 million. We recorded an unrecognized tax benefit of $0.1 million. There have been no changes to the accrued interest and penalties amounts in the current fiscal year.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2014, 2013 and 2012.

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

Stock Option Valuation

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

Restricted Stock Awards Granted Under the 2007 Stock Plan

During the first nine months of fiscal 2015, we awarded 13,500 shares to our independent directors, all of which vested immediately upon grant.

Restricted Stock Awards Granted Under the 2014 Stock Plan

During the first nine months of fiscal 2015, we awarded 13,500 shares to our independent directors, all of which vested immediately upon grant.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Numerator - net income attributable to Methode Electronics, Inc.	$27.1	$14.6	$74.5	$48.0
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	38,791,210	38,051,772	38,644,413	37,780,506
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	824,331	422,357	645,100	342,686
Denominator for diluted net income per share	39,615,541	38,474,129	39,289,513	38,123,192

Net income per share:
Basic	$0.69	$0.38	$1.93	$1.27
Diluted	$0.68	$0.38	$1.90	$1.26

For the nine months ended January 31, 2015, options to purchase 158,500 shares have been excluded in the computation of net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. Restricted stock awards for175,000 shares have been excluded in the computation of diluted net income per share for the nine months ended January 31, 2015. Restricted stock awards for 700,000 shares have

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

been excluded in the computation of diluted net income per share for both the three months ended and nine months ended February 1, 2014 as these awards are contingent on the Company's performance in fiscal 2015.

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

The Automotive segment supplies electronic and electromechanical devices and related products to automobile Original Equipment Manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components as well as design and manufacture of magnetic torque sensing products.

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

The following tables present information regarding our segments. The reporting segment results for the three months and nine months ended February 1, 2014 have been reclassified to conform with the new reporting segment presentation for the three months and nine months ended January 31, 2015.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	Three Months Ended January 31, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$142.6	$37.4	$26.3	$1.9	$(2.2)	$206.0
Transfers between segments	(1.5)	(0.5)	(0.2)	(0.1)	2.3	—
Net sales to unaffiliated customers	$141.1	$36.9	$26.1	$1.8	$0.1	$206.0

Income (loss) from operations	$29.5	$3.8	$9.3	$(1.2)	$(6.7)	$34.7
Interest income, net						(0.2)
Other income, net						(0.3)
Income before income taxes						$35.2

	Three Months Ended February 1, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$129.4	$42.3	$18.0	$1.8	$(1.7)	$189.8
Transfers between segments	(0.7)	(0.8)	—	(0.1)	1.6	—
Net sales to unaffiliated customers	$128.7	$41.5	$18.0	$1.7	$(0.1)	$189.8

Income/(loss) from operations	$17.4	$6.0	$2.7	$(1.6)	$(8.1)	$16.4
Interest expense, net						0.1
Other expense, net						0.3
Income before income taxes						$16.0

	Nine Months Ended January 31, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$466.5	$123.1	$64.3	$5.3	$(5.4)	$653.8
Transfers between segments	(3.1)	(1.7)	(0.4)	(0.2)	5.4	—
Net sales to unaffiliated customers	$463.4	$121.4	$63.9	$5.1	$—	$653.8

Income/(loss) from operations	$92.8	$15.7	$17.9	$(4.1)	$(24.6)	$97.7
Interest income, net						(0.4)
Other income, net						(0.2)
Income before income taxes						$98.3

	Nine Months Ended February 1, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$360.3	$132.2	$53.9	$5.1	$(3.6)	$547.9
Transfers between segments	(1.6)	(2.1)	(0.1)	(0.1)	3.9	—
Net sales to unaffiliated customers	$358.7	$130.1	$53.8	$5.0	$0.3	$547.9

Income/(loss) from operations	$46.8	$21.4	$9.6	$(2.9)	$(21.6)	$53.3
Interest expense, net						0.3
Other expense, net						0.8
Income before income taxes						$52.2

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements. We are seeking damages from the defendants, as well as various forms of injunctive relief.  On August 13, 2014, the Fuchs companies filed an answer and counterclaim.  The answer denies our allegations, and the counterclaim alleges breach of contract, interference with business relations and business slander.  On January 20, 2015, the Fuchs companies filed an amended counterclaim which added another breach of contract claim.  Discovery in the Oklahoma case has commenced.

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $9.5 million and $10.5 million as of January 31, 2015 and May 3, 2014, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

10.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At January 31, 2015, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2015, we had no borrowings and payments of $28.6 million, which includes interest of $0.6 million, under this credit facility. As of January 31, 2015, there were outstanding balances against the credit facility of $20.0 million.  There was $80.0 million available to borrow under the credit facility as of January 31, 2015, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of January 31, 2015.

11.          SUBSEQUENT EVENT

On February 3, 2015, the Company sold 100% of the assets of its Trace Laboratories businesses. The Company estimates a pre-tax gain on the sale of between $7.3 million and $7.6 million, which will be recorded in the fourth quarter of fiscal 2015.

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

•	We are subject to continuing pressure to lower our prices.

•	Our inability to effectively manage the timing, volume, quality and cost of new program launches could adversely affect our financial performance.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	We are dependent on the availability and price of materials.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

•	Changes in our effective tax rate may harm our results of operations.

•
Our gross margins are subject to fluctuations due to many factors such as geographical and vertical market pricing mix, changes in the mix of our prototyping and production-based business and various manufacturing cost variables including product yields, package and assembly costs and provisions for obsolete inventory.

•	We may be required to recognize impairment charges.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	We currently have a significant amount of our cash located outside the U.S.

•	Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services, costs associated with recalls, or liability claims against us.

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

Sale of Trace Laboratories

On February 3, 2015, the Company sold 100% of the assets of its Trace Laboratories, Inc. The Company estimates a pre-tax gain on the sale of between $7.3 million and $7.6 million, which will be recorded in the fourth quarter of fiscal 2015. The trailing twelve-month revenues and pretax income at the end of the third quarter of fiscal 2015 were $7.3 million and $1.3 million, respectively.

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements. We are seeking damages from the defendants, as well as various forms of injunctive relief.  On August 13, 2014, the Fuchs companies filed an answer and counterclaim.  The answer denies our allegations, and the counterclaim alleges breach of contract, interference with business relations and business slander.  On January 20, 2015, the Fuchs companies filed an amended counterclaim which added another breach of contract claim.  Discovery in the Oklahoma case has commenced.

Results of Operations for the Three Months Ended January 31, 2015 as Compared to the Three Months Ended February 1, 2014

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$206.0	$189.8	$16.2	8.5%

Cost of products sold	149.8	151.3	(1.5)	(1.0)%

Gross profit	56.2	38.5	17.7	46.0%

Selling and administrative expenses	21.5	22.1	(0.6)	(2.7)%
Interest (income)/expense, net	(0.2)	0.1	(0.3)	N/M
Other (income)/expense, net	(0.3)	0.3	(0.6)	N/M
Income tax expense	8.1	1.4	6.7	478.6%
Net income attributable to Methode Electronics, Inc.	$27.1	$14.6	$12.5	85.6%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	72.7%	79.7%
Gross margins	27.3%	20.3%
Selling and administrative expenses	10.4%	11.6%
Interest (income)/expense, net	(0.1)%	0.1%
Other (income)/expense, net	(0.1)%	0.2%
Income tax expense	3.9%	0.7%
Net income attributable to Methode Electronics, Inc.	13.2%	7.7%

Net Sales.  Consolidated net sales increased $16.2 million, or 8.5%, to $206.0 million for the three months ended January 31, 2015, from $189.8 million for the three months ended February 1, 2014.  The Automotive segment net sales increased $12.4 million, or 9.6%, to $141.1 million for the third quarter of fiscal 2015, from $128.7 million for the third quarter of fiscal 2014, primarily due to higher sales volumes for the GM Center Console Program. Sales volumes also increased for interior lighting products, partially offset by currency rate fluctuations and lower sales volumes for hidden switch products.  The Interface segment net sales decreased $4.6 million, or 11.1%, to $36.9 million for the third quarter of fiscal 2015, compared to $41.5 million for the third quarter of fiscal 2014, primarily due to lower sales volumes of appliance and radio remote control products, partially offset with stronger sales volumes for data solutions products.  The Power Products segment net sales increased $8.1 million, or 45.0%, to $26.1 million for the third quarter of fiscal 2015, compared to $18.0 million for the third quarter of fiscal 2014, primarily due to higher sales volumes for our datacom, cabling and busbar products.  Translation of foreign operations net sales for the three months ended January 31, 2015 decreased reported net sales by $3.4 million, or 1.6%, due to average currency rate fluctuations in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014, primarily due to the strengthening of the U.S. dollar compared to the euro.

Cost of Products Sold.  Consolidated cost of products sold decreased $1.5 million, or 1.0%, to $149.8 million for the three months ended January 31, 2015, compared to $151.3 million for the three months ended February 1, 2014.  Consolidated cost of products sold as a percentage of net sales was 72.7% for the third quarter of fiscal 2015, compared to 79.7% for the third quarter of fiscal 2014.  The Automotive and Power Products segments both experienced a decrease in cost of products sold as a percentage of net sales due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. The Interface segment experienced an increase in cost of products sold as a percentage of net sales primarily due to lower appliance and radio remote control sales volumes and increased development costs. The Automotive and Power Products segments both benefitted from favorable commodity pricing of raw materials in the third quarter of fiscal 2015.

Gross Profit.  Consolidated gross profit increased $17.7 million, or 46.0%, to $56.2 million for the three months ended January 31, 2015, as compared to $38.5 million for the three months ended February 1, 2014.  Gross margins as a percentage of net sales increased to 27.3% for the three months ended January 31, 2015, compared to 20.3% for the three months ended February 1, 2014.  The increase is primarily due to the Automotive and Power Products segments which both experienced an increase in gross margins as a percentage of net sales due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. The Interface segment experienced a decrease in gross margins as a percentage of net sales primarily due to lower appliance sales volumes and increased development costs. The Automotive and Power Products segments both benefitted from favorable commodity pricing of raw materials in the third quarter of fiscal 2015.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $0.6 million, or 2.7%, to $21.5 million for the three months ended January 31, 2015, compared to $22.1 million for the three months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 10.4% for the three months ended January 31, 2015 from 11.6% for the three months ended February 1, 2014. In the third quarter of fiscal 2015, the Company benefitted from lower compensation expense related to the Company's long-term incentive program of $1.8 million and lower legal fees of $0.2 million, partially offset with higher total salary and bonus expense of $1.0 million and higher professional fees of $0.4 million.

Interest (Income)/Expense, Net.  Interest (income)/expense was income of $0.2 million for the three months ended January 31, 2015, compared to an expense of $0.1 million for the three months ended February 1, 2014.

Other (Income)/Expense, Net. Other (income)/expense, net decreased $0.6 million to income of $0.3 million for the three months ended January 31, 2015, compared to an expense of $0.3 million for the three months ended February 1, 2014. All amounts for both the third quarter of fiscal 2015 and the third quarter of fiscal 2014, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $6.7 million, or 478.6%, to $8.1 million for the three months ended January 31, 2015, compared to $1.4 million for the three months ended February 1, 2014.  The Company's effective tax rate increased to 23.0% in the third quarter of fiscal 2015, compared to 8.8% in the third quarter of fiscal 2014. In the fourth quarter of fiscal 2014, the Company recorded a reversal of a valuation allowance against the deferred tax assets in the U.S. Due to the reversal, the Company recorded income tax expense in the U.S. during the third quarter of fiscal 2015, compared to no income tax expense recorded in the third quarter of fiscal 2014.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $12.5 million, or 85.6%, to $27.1 million for the three months ended January 31, 2015, compared to $14.6 million for the three months ended February 1, 2014, primarily due to increased sales volumes and manufacturing efficiencies, favorable commodity pricing of raw materials and lower selling and administrative expenses, partially offset by increased income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$141.1	$128.7	$12.4	9.6%

Cost of products sold	104.0	104.0	—	—%

Gross profit	37.1	24.7	12.4	50.2%

Selling and administrative expenses	7.6	7.3	0.3	4.1%

Income from operations	$29.5	$17.4	$12.1	69.5%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	73.7%	80.8%
Gross margins	26.3%	19.2%
Selling and administrative expenses	5.4%	5.7%
Income from operations	20.9%	13.5%

Net Sales.  Automotive segment net sales increased $12.4 million, or 9.6%, to $141.1 million for the three months ended January 31, 2015, from $128.7 million for the three months ended February 1, 2014.  Net sales increased in North America by $18.0 million, or 28.1%, to $82.0 million in the third quarter of fiscal 2015, compared to $64.0 million in the third quarter of fiscal 2014, primarily due to higher sales volumes for the GM Center Console Program, partially offset by lower sales volumes of the Ford Center Console Program and transmission lead-frame assemblies. Net sales decreased in Europe by $7.8 million, or 18.4%, to $34.7 million in the third quarter of fiscal 2015, compared to $42.5 million in the third quarter of fiscal 2014, primarily due to currency rate fluctuations, lower tooling sales and lower sales volumes for hidden switch products. Net sales in Asia increased $2.2 million, or 9.9%, to $24.4 million in the third quarter of fiscal 2015, compared to $22.2 million in the third quarter of fiscal 2014, primarily due to higher sales volumes for our interior lighting products, partially offset with lower sales volumes of steering angle sensor products. Translation of foreign operations net sales for the three months ended January 31, 2015 decreased reported net sales by $3.4 million, or 2.4%, due to average currency rates in the third quarter of fiscal 2015, compared to the average currency rates in the third quarter of fiscal 2014, primarily due to the strengthening of the U.S. dollar as compared to the euro.

Cost of Products Sold.  Automotive segment cost of products sold was constant at $104.0 million for both the three months ended January 31, 2015 and the three months ended February 1, 2014.  The Automotive segment cost of products sold as a percentage of net sales decreased to 73.7% in the third quarter of fiscal 2015, compared to 80.8% in the third quarter of fiscal 2014.  The decrease is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. The cost of products sold was also favorably impacted in the third quarter of fiscal 2015 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and favorable commodity pricing of raw materials.

Gross Profit.  Automotive segment gross profit increased $12.4 million, or 50.2%, to $37.1 million for the three months ended January 31, 2015, as compared to $24.7 million for the three months ended February 1, 2014.  The Automotive segment gross margins as a percentage of net sales increased to 26.3% for the three months ended January 31, 2015, as compared to 19.2% for the three months ended February 1, 2014.  The increase is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. In addition, gross margins were favorably impacted in the third quarter of fiscal 2015 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and favorable commodity pricing of raw materials.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 4.1%, to $7.6 million for the three months ended January 31, 2015, compared to $7.3 million for the three months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 5.4% for the three months ended January 31, 2015 from 5.7% for the three months ended February 1, 2014. The increase in expenses in the third quarter of fiscal 2015 is primarily due to higher compensation expense and travel expenses, partially offset with lower legal fees.

Income from Operations.  Automotive segment income from operations increased $12.1 million, or 69.5%, to $29.5 million for the three months ended January 31, 2015, compared to $17.4 million for the three months ended February 1, 2014. The third quarter of fiscal 2015 benefitted from higher sales volumes, manufacturing efficiencies and lower legal expenses, partially offset with higher compensation and travel expenses.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$36.9	$41.5	$(4.6)	(11.1)%

Cost of products sold	28.2	30.8	(2.6)	(8.4)%

Gross profit	8.7	10.7	(2.0)	(18.7)%

Selling and administrative expenses	4.9	4.7	0.2	4.3%

Income from operations	$3.8	$6.0	$(2.2)	(36.7)%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	76.4%	74.2%
Gross margins	23.6%	25.8%
Selling and administrative expenses	13.3%	11.3%
Income from operations	10.3%	14.5%

Net Sales.  Interface segment net sales decreased $4.6 million, or 11.1%, to $36.9 million for the three months ended January 31, 2015, from $41.5 million for the three months ended February 1, 2014.  Net sales decreased in North America by $3.5 million, or 10.7%, to $29.2 million in the third quarter of fiscal 2015, compared to $32.7 million in the third quarter of fiscal 2014, primarily due to lower sales volumes of appliance products, partially offset with higher sales volumes of data solutions products. Net sales in Europe decreased $0.3 million, or 4.9%, to $5.8 million in the third quarter of fiscal 2015, compared to $6.1 million in the third quarter of fiscal 2014, primarily due to lower radio remote control sales volumes, partially offset with higher data solution products sales volumes. Net sales in Asia decreased $0.8 million, or 29.6%, to $1.9 million in the third quarter of fiscal 2015, compared to $2.7 million in the third quarter of fiscal 2014, primarily due to lower sales volumes of radio remote controls and certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interface segment cost of products sold decreased $2.6 million, or 8.4%, to $28.2 million for the three months ended January 31, 2015, compared to $30.8 million for the three months ended February 1, 2014.  Interface segment cost of products sold as a percentage of net sales increased to 76.4% for the three months ended January 31, 2015, compared to 74.2% for the three months ended February 1, 2014.  The increase in cost of products sold as a percentage of net sales is primarily due to lower appliance sales volumes and increased development costs for data solutions products.

Gross Profit.  Interface segment gross profit decreased $2.0 million, or 18.7%, to $8.7 million for the three months ended January 31, 2015, compared to $10.7 million for the three months ended February 1, 2014.  Gross margins as a percentage of net sales decreased to 23.6% for the three months ended January 31, 2015, from 25.8% for the three months ended February 1, 2014.  The decrease in gross margins as a percentage of net sales is primarily due to lower appliance sales volumes and increased development costs for data solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 4.3%, to $4.9 million for the three months ended January 31, 2015, compared to $4.7 million for the three months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales increased to 13.3% for the three months ended January 31, 2015, from 11.3% for the three months ended February 1, 2014. The increase in selling and administrative expenses is due to increased legal expenses, partially offset with lower commission expenses.

Income from Operations.  Interface segment income from operations decreased $2.2 million, or 36.7%, to $3.8 million for the three months ended January 31, 2015, compared to $6.0 million for the three months ended February 1, 2014, primarily due to lower sales volumes, increased legal expenses, partially offset with lower commission expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$26.1	$18.0	$8.1	45.0%

Cost of products sold	15.6	14.2	1.4	9.9%

Gross profit	10.5	3.8	6.7	176.3%

Selling and administrative expenses	1.2	1.1	0.1	9.1%

Income from operations	$9.3	$2.7	$6.6	244.4%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	59.8%	78.9%
Gross margins	40.2%	21.1%
Selling and administrative expenses	4.6%	6.1%
Income from operations	35.6%	15.0%

Net Sales.  Power Products segment net sales increased $8.1 million, or 45.0%, to $26.1 million for the three months ended January 31, 2015, compared to $18.0 million for the three months ended February 1, 2014.  Net sales increased in North America by $4.7 million, or 46.5%, to $14.8 million in the third quarter of fiscal 2015, compared to $10.1 million in the third quarter of fiscal 2014, primarily due to higher sales volumes of datacom products. Net sales in Europe increased $1.8 million, or 60.0%, to $4.8 million in the third quarter of fiscal 2015, compared to $3.0 million in the third quarter of fiscal 2014, primarily due to higher sales volumes of busbar products. Net sales in Asia increased $1.6 million, or 32.7%, to $6.5 million in the third quarter of fiscal 2015, compared to $4.9 million in the third quarter of fiscal 2014, primarily due to increased sales volumes of datacom products, busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $1.4 million, or 9.9%, to $15.6 million for the three months ended January 31, 2015, compared to $14.2 million for the three months ended February 1, 2014.  The Power Products segment cost of products sold as a percentage of net sales decreased to 59.8% for the three months ended January 31, 2015, from 78.9% for the three months ended February 1, 2014.  The decrease in cost of products sold as a percentage of net sales is primarily due to manufacturing efficiencies related to increased sales volumes in North America and Asia and favorable commodity pricing of raw materials.

Gross Profit.  Power Products segment gross profit increased $6.7 million, or 176.3%, to $10.5 million in the third quarter of fiscal 2015, compared to $3.8 million in the third quarter of fiscal 2014.  Gross margins as a percentage of net sales increased to 40.2% for the three months ended January 31, 2015 from 21.1% for the three months ended February 1, 2014. The increase in gross margins as a percentage of net sales is primarily due to manufacturing efficiencies related to increased sales volumes in North America and Asia and favorable commodity pricing of raw materials.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.1 million, or 9.1%, to $1.2 million for the three months ended January 31, 2015, compared to $1.1 million for the three months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 4.6% for the three months ended January 31, 2015 from 6.1% for the three months ended February 1, 2014. Selling and administrative expenses increased primarily due to higher compensation expense in North America.

Income From Operations.  Power Products segment income from operations increased $6.6 million, or 244.4%, to $9.3 million for the three months ended January 31, 2015, compared to $2.7 million for the three months ended February 1, 2014, due to increased sales volumes, manufacturing efficiencies and favorable commodity pricing of raw materials, partially offset with higher compensation expense.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$1.8	$1.7	$0.1	5.9%

Cost of products sold	2.1	1.8	0.3	16.7%

Gross profit	(0.3)	(0.1)	(0.2)	200.0%

Selling and administrative expenses	0.9	1.5	(0.6)	(40.0)%

Loss from operations	$(1.2)	$(1.6)	$0.4	N/M

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	116.7%	105.9%
Gross margins	(16.7)%	(5.9)%
Selling and administrative expenses	50.0%	88.2%
Loss from operations	(66.7)%	(94.1)%

Net Sales.  The Other segment net sales increased $0.1 million, or 5.9%, to $1.8 million for the three months ended January 31, 2015, compared to $1.7 million for the three months ended February 1, 2014, due to slightly higher environmental testing sales in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014.

Cost of Products Sold.  Other segment cost of products sold increased $0.3 million, or 16.7%, to $2.1 million for the three months ended January 31, 2015, compared to $1.8 million for the three months ended February 1, 2014. Cost of products sold as a percentage of net sales increased to 116.7% in the third quarter of fiscal 2015, compared to 105.9% in the third quarter of fiscal 2014. The increase in cost of products sold as a percentage of net sales is primarily due to increased development costs in our medical products business.

Gross Profit.  The Other segment gross profit was a loss of $0.3 million for the three months ended January 31, 2015, compared to a loss of $0.1 million in the three months ended February 1, 2014.  Gross margins as a percentage of net sales were (16.7)% for the three months ended January 31, 2015, compared to (5.9)% for three months ended February 1, 2014. The loss for both the third quarter of fiscal 2015 and the third quarter of fiscal 2014 primarily relate to development costs in our medical products business, which does not have any corresponding sales.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.6 million, or 40.0%, to $0.9 million for the three months ended January 31, 2015, compared to $1.5 million for the three months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 50.0% for the three months ended January 31, 2015, from 88.2% for the three months ended February 1, 2014. The decrease in selling and administrative expenses is primarily due to lower legal expenses, partially offset with higher expenses in our medical products business.

Loss From Operations  The Other segment loss from operations decreased $0.4 million, to $1.2 million for the three months ended January 31, 2015, compared to $1.6 million for the three months ended February 1, 2014.  The decreased loss was primarily due to lower legal expenses, partially offset with increased development expenses in our medical products business.

Results of Operations for the Nine Months Ended January 31, 2015 as Compared to the Nine Months Ended February 1, 2014

Consolidated Results

Below is a table summarizing results for the nine months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$653.8	$547.9	$105.9	19.3%

Cost of products sold	487.0	434.0	53.0	12.2%

Gross profit	166.8	113.9	52.9	46.4%

Selling and administrative expenses	69.1	60.6	8.5	14.0%
Interest (income)/expense, net	(0.4)	0.3	(0.7)	N/M
Other (income)/expense, net	(0.2)	0.8	(1.0)	N/M
Income tax expense	23.8	4.2	19.6	466.7%
Net income attributable to Methode Electronics, Inc.	$74.5	$48.0	$26.5	55.2%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	74.5%	79.2%
Gross margins	25.5%	20.8%
Selling and administrative expenses	10.6%	11.1%
Interest (income)/expense, net	(0.1)%	0.1%
Other (income)/expense, net	—%	0.1%
Income tax expense	3.6%	0.8%
Net income attributable to Methode Electronics, Inc.	11.4%	8.8%

Net Sales.  Consolidated net sales increased $105.9 million, or 19.3%, to $653.8 million for the nine months ended January 31, 2015, from $547.9 million for the nine months ended February 1, 2014.  The Automotive segment net sales increased $104.7 million, or 29.2%, to $463.4 million for the first nine months of fiscal 2015, from $358.7 million for the first nine months of fiscal 2014, due to higher sales volumes for the GM Center Console Program. Sales volumes also increased for transmission lead-frame assemblies, partially offset by currency rate fluctuations, lower tooling sales and lower sales volumes for the Ford Center Console Program.  The Interface segment net sales decreased $8.7 million, or 6.7%, to $121.4 million for the first nine months of fiscal 2015, compared to $130.1 million for the first nine months of fiscal 2014, primarily due to lower appliance and radio remote control sales volumes, partially offset with increased sales volumes of data solutions products.  The Power Products segment net sales increased $10.1 million, or 18.8%, to $63.9 million for the first nine months of fiscal 2015, compared to $53.8 million for the first nine months of fiscal 2014, primarily due to higher sales volumes of datacom, cabling and busbar products, partially offset with lower sales volumes of a by-pass switch.  Translation of foreign operations net sales for the nine months ended January 31, 2015 decreased net sales by $3.4 million, or 0.5%, in the first nine months of fiscal 2015, compared to the average currency rates in the first nine months of fiscal 2014, primarily due to the strengthening of the U.S. dollar compared to the euro.

Cost of Products Sold.  Consolidated cost of products sold increased $53.0 million, or 12.2%, to $487.0 million for the nine months ended January 31, 2015, compared to $434.0 million for the nine months ended February 1, 2014.  Consolidated cost of products sold as a percentage of net sales decreased to 74.5% for the first nine months of fiscal 2015, compared to 79.2% for the first nine months of fiscal 2014.  The Automotive and Power Products segments both experienced a decrease in cost of products sold as a percentage of net sales due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. In addition, cost of products sold was favorably impacted in the Automotive segment in the first nine months of fiscal 2015 by the ramp-up of production in our lower cost manufacturing operation in Egypt and at the

Company's captive molding business in Mexico. The Interface segment experienced a slightly higher cost of goods sold as a percentage of net sales primarily due to lower appliance sales volumes and increased development costs for the data solutions products. The Other segment experienced an increase in cost of products sold as a percentage of net sales primarily due to increased development costs in our medical products business.

Gross Profit.  Consolidated gross profit increased $52.9 million, or 46.4%, to $166.8 million for the nine months ended January 31, 2015, as compared to $113.9 million for the nine months ended February 1, 2014.  Gross margins as a percentage of net sales increased to 25.5% for the nine months ended January 31, 2015, compared to 20.8% for the nine months ended February 1, 2014.  The increase is primarily due to the Automotive and Power Products segments manufacturing efficiencies related to the higher sales volumes, other manufacturing improvements at the Company's captive molding business and the ramp-up of production in our lower cost manufacturing facility in Egypt. The Interface segment experienced a decrease in gross margins as a percentage of net sales primarily due to lower appliance sales volumes and increased development costs for our data solutions products. The Other segment experienced a decrease in gross margins as a percentage of net sales primarily due to increased development costs in our medical products business.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $8.5 million, or 14.0%, to $69.1 million for the nine months ended January 31, 2015, compared to $60.6 million for the nine months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 10.6% for the nine months ended January 31, 2015 from 11.1% for the nine months ended February 1, 2014. In the first nine months of fiscal 2015, total compensation expense increased $3.5 million, legal expense increased $1.8 million, travel and other general expenses increased $2.3 million and stock-based compensation increased $0.9 million.

Interest (Income)/Expense, Net.  Interest (income)/expense decreased $0.7 million, to income of $0.4 million for the nine months ended January 31, 2015, compared to an expense of $0.3 million for the nine months ended February 1, 2014.

Other (Income)/Expense, Net. Other (income)/expense, net decreased $1.0 million to income of $0.2 million for the nine months ended January 31, 2015, compared to an expense of $0.8 million for the nine months ended February 1, 2014. All amounts for both the first nine months of fiscal 2015 and fiscal 2014, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $19.6 million, or 466.7%, to $23.8 million for the nine months ended January 31, 2015, compared to $4.2 million for the nine months ended February 1, 2014.  The Company's effective tax rate increased to 24.2% in the first nine months of fiscal 2015, compared to 8.0% in the first nine months of fiscal 2014. In the fourth quarter of fiscal 2014, the Company recorded a reversal of a valuation allowance against the deferred tax assets in the U.S. Due to the reversal, the Company recorded income tax expense in the U.S. during the first nine months of fiscal 2015, compared to no income tax expense recorded in the first nine months of fiscal 2014.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $26.5 million, or 55.2%, to $74.5 million for the nine months ended January 31, 2015, compared to $48.0 million for the nine months ended February 1, 2014, primarily due to increased sales volumes and manufacturing efficiencies, partially offset by increased income tax expense and increased selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$463.4	$358.7	$104.7	29.2%

Cost of products sold	347.3	291.5	55.8	19.1%

Gross profit	116.1	67.2	48.9	72.8%

Selling and administrative expenses	23.3	20.4	2.9	14.2%

Income from operations	$92.8	$46.8	$46.0	98.3%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	74.9%	81.3%
Gross margins	25.1%	18.7%
Selling and administrative expenses	5.0%	5.7%
Income from operations	20.0%	13.0%

Net Sales.  Automotive segment net sales increased $104.7 million, or 29.2%, to $463.4 million for the nine months ended January 31, 2015, from $358.7 million for the nine months ended February 1, 2014.  Net sales increased in North America by $104.7 million, or 60.1%, to $278.8 million in the first nine months of fiscal 2015, compared to $174.1 million in the first nine months of fiscal 2014, primarily due to higher sales volumes for the GM Center Console Program. In addition, sales volumes also slightly increased for transmission lead-frame assemblies and sales volumes decreased for the Ford Center Console Program. Net sales decreased in Europe by $6.1 million, or 5.0%, to $116.1 million in the first nine months of fiscal 2015, compared to $122.2 million in the first nine months of fiscal 2014, primarily due to currency rate fluctuations, lower tooling sales and lower sales volumes for hidden switch products. Net sales in Asia increased $6.1 million, or 9.8%, to $68.5 million in the first nine months of fiscal 2015, compared to $62.4 million in the first nine months of fiscal 2014, primarily due to higher sales volumes for our transmission lead-frame assemblies, partially offset by lower sales volumes of steering-angle sensor products. Translation of foreign operations net sales for the nine months ended January 31, 2015 decreased reported net sales by $3.4 million, or 0.7%, in the first nine months of fiscal 2015, compared to the average currency rates in the first nine months of fiscal 2014, primarily due to the strengthening of the U.S. dollar compared to the euro.

Cost of Products Sold.  Automotive segment cost of products sold increased $55.8 million, or 19.1%, to $347.3 million for the nine months ended January 31, 2015, from $291.5 million for the nine months ended February 1, 2014.  The Automotive segment cost of products sold as a percentage of net sales decreased to 74.9% in the first nine months of fiscal 2015, compared to 81.3% in the first nine months of fiscal 2014.  The decrease is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. In addition, cost of products sold was favorably impacted in the first nine months of fiscal 2015 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and at the Company's captive molding business in Mexico as well as favorable commodity pricing for raw materials.

Gross Profit.  Automotive segment gross profit increased $48.9 million, or 72.8%, to $116.1 million for the nine months ended January 31, 2015, as compared to $67.2 million for the nine months ended February 1, 2014.  The Automotive segment gross margins as a percentage of net sales increased to 25.1% for the nine months ended January 31, 2015, as compared to 18.7% for the nine months ended February 1, 2014.  The increase is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. In addition, gross margins were favorably impacted in the first nine months of fiscal 2015 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and favorable commodity pricing for raw materials.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.9 million, or 14.2%, to $23.3 million for the nine months ended January 31, 2015, compared to $20.4 million for the nine months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales were 5.0% for the nine months ended January 31, 2015 and 5.7% for the nine months ended February 1, 2014. The increase in expenses in the first nine months of fiscal 2015 is primarily due to higher salary, bonus, employee recruitment fees and travel expenses as a result of increased business levels as compared to the first nine months of fiscal 2014, partially offset with lower legal expenses.

Income from Operations.  Automotive segment income from operations increased $46.0 million, or 98.3%, to $92.8 million for the nine months ended January 31, 2015, compared to $46.8 million for the nine months ended February 1, 2014. The first nine months of fiscal 2015 benefitted from higher sales volumes, manufacturing efficiencies and lower legal expenses, partially offset with higher salary, bonus, employee recruitment fees and travel expenses.

Interface Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$121.4	$130.1	$(8.7)	(6.7)%

Cost of products sold	90.1	95.7	(5.6)	(5.9)%

Gross profit	31.3	34.4	(3.1)	(9.0)%

Selling and administrative expenses	15.6	13.0	2.6	20.0%

Income from operations	$15.7	$21.4	$(5.7)	(26.6)%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	74.2%	73.6%
Gross margins	25.8%	26.4%
Selling and administrative expenses	12.9%	10.0%
Income from operations	12.9%	16.4%

Net Sales.  Interface segment net sales decreased $8.7 million, or 6.7%, to $121.4 million for the nine months ended January 31, 2015, from $130.1 million for the nine months ended February 1, 2014.  Net sales decreased in North America by $5.6 million, or 5.5%, to $96.4 million in the first nine months of fiscal 2015, compared to $102.0 million in the first nine months of fiscal 2014, primarily due to lower appliance sales volumes, partially offset with stronger sales volumes for data solutions and radio remote control products. Net sales in Europe decreased $0.9 million, or 4.8%, to $17.9 million in the first nine months of fiscal 2015, compared to $18.8 million in the first nine months of fiscal 2014, primarily due to lower radio remote control sales volumes. Net sales in Asia decreased $2.2 million, or 23.7%, to $7.1 million in the first nine months of fiscal 2015, compared to $9.3 million in the first nine months of fiscal 2014, primarily due to lower radio remote control sales volumes and lower sales volumes from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interface segment cost of products sold decreased $5.6 million, or 5.9%, to $90.1 million for the nine months ended January 31, 2015, compared to $95.7 million for the nine months ended February 1, 2014.  Interface segment cost of products sold as a percentage of net sales increased to 74.2% for the nine months ended January 31, 2015, compared to 73.6% for the nine months ended February 1, 2014.  The increase in cost of products sold as a percentage of net sales is primarily due to lower appliance sales volumes and increased development costs.

Gross Profit.  Interface segment gross profit decreased $3.1 million, or 9.0%, to $31.3 million for the nine months ended January 31, 2015, compared to $34.4 million for the nine months ended February 1, 2014.  Gross margins as a percentage of net sales decreased to 25.8% for the nine months ended January 31, 2015, from 26.4% for the nine months ended

February 1, 2014.  The decrease in gross margins as a percentage of net sales is primarily due to lower appliance sales volumes and increased development costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.6 million, or 20.0%, to $15.6 million for the nine months ended January 31, 2015, compared to $13.0 million for the nine months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales increased to 12.9% for the nine months ended January 31, 2015, from 10.0% for the nine months ended February 1, 2014. The increase in selling and administrative expenses is primarily due to increased legal expenses and increased compensation expense, travel expense and other professional fees.

Income from Operations.  Interface segment income from operations decreased $5.7 million, or 26.6%, to $15.7 million for the nine months ended January 31, 2015, compared to $21.4 million for the nine months ended February 1, 2014, primarily due to lower sales volumes, increased legal, compensation expense, travel expense and other professional fees.

Power Products Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$63.9	$53.8	$10.1	18.8%

Cost of products sold	42.3	40.7	1.6	3.9%

Gross profit	21.6	13.1	8.5	64.9%

Selling and administrative expenses	3.7	3.5	0.2	5.7%

Income from operations	$17.9	$9.6	$8.3	86.5%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	66.2%	75.7%
Gross margins	33.8%	24.3%
Selling and administrative expenses	5.8%	6.5%
Income from operations	28.0%	17.8%

Net Sales.  Power Products segment net sales increased $10.1 million, or 18.8%, to $63.9 million for the nine months ended January 31, 2015, compared to $53.8 million for the nine months ended February 1, 2014.  Net sales increased in North America by $8.5 million, or 28.1%, to $38.7 million in the first nine months of fiscal 2015, compared to $30.2 million in the first nine months of fiscal 2014, primarily due to higher sales volumes of datacom, cabling and busbar products. Net sales in Europe decreased $1.4 million, or 15.1%, to $7.9 million in the first nine months of fiscal 2015, compared to $9.3 million in the first nine months of fiscal 2014, primarily due to lower sales volumes of a by-pass switch. Net sales in Asia increased $3.0 million, or 21.0%, to $17.3 million in the first nine months of fiscal 2015, compared to $14.3 million in the first nine months of fiscal 2014, primarily due to increased sales volumes of datacom, busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold increased $1.6 million, or 3.9%, to $42.3 million for the nine months ended January 31, 2015, compared to $40.7 million for the nine months ended February 1, 2014.  The Power Products segment cost of products sold as a percentage of net sales decreased to 66.2% for the nine months ended January 31, 2015, from 75.7% for the nine months ended February 1, 2014.  The decrease in cost of products sold as a percentage of net sales is primarily due to manufacturing efficiencies related increased sales volumes in North America and Asia, favorable sales mix in Europe and favorable raw material commodity pricing in all three regions.

Gross Profit.  Power Products segment gross profit increased $8.5 million, or 64.9%, to $21.6 million in the first nine months of fiscal 2015, compared to $13.1 million in the first nine months of fiscal 2014.  Gross margins as a percentage of net sales increased to 33.8% for the nine months ended January 31, 2015 from 24.3% for the nine months ended February 1, 2014.

The increase in gross margins as a percentage of net sales is primarily due to manufacturing efficiencies related to increased sales volumes in North America and Asia, favorable sales mix in Europe and favorable raw material commodity pricing in all three regions.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 5.7%, to $3.7 million for nine months ended January 31, 2015, compared to $3.5 million for the nine months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 5.8% for the nine months ended January 31, 2015 from 6.5% for the nine months ended February 1, 2014. The increase is primarily due to increased compensation expense in North America.

Income From Operations.  Power Products segment income from operations increased $8.3 million, or 86.5%, to $17.9 million for the nine months ended January 31, 2015, compared to $9.6 million for the nine months ended February 1, 2014, due to increased sales volumes, manufacturing efficiencies, and favorable commodity pricing of raw materials, partially offset with higher compensation expense.

Other Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 31, 2015	February 1, 2014	Net Change	Net Change
Net sales	$5.1	$5.0	$0.1	2.0%

Cost of products sold	5.8	4.9	0.9	18.4%

Gross profit	(0.7)	0.1	(0.8)	N/M

Selling and administrative expenses	3.4	3.0	0.4	13.3%

Loss from operations	$(4.1)	$(2.9)	$(1.2)	41.4%

Percent of sales:	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%
Cost of products sold	113.7%	98.0%
Gross margins	(13.7)%	2.0%
Selling and administrative expenses	66.7%	60.0%
Loss from operations	(80.4)%	(58.0)%

Net Sales.  The Other segment net sales increased $0.1 million, or 2.0%, to $5.1 million for the nine months ended January 31, 2015, compared to $5.0 million for the nine months ended February 1, 2014, primarily due to slightly higher environmental testing sales.

Cost of Products Sold.  Other segment cost of products sold increased $0.9 million, or 18.4%, to $5.8 million for the nine months ended January 31, 2015, compared to $4.9 million for the nine months ended February 1, 2014. Cost of products sold as a percentage of net sales increased to 113.7% in the first nine months of fiscal 2015, compared to 98.0% in the first nine months of fiscal 2014. The increase in cost of products sold as a percentage of net sales is primarily due to increased development costs in our medical products business.

Gross Profit.  The Other segment gross profit decreased $0.8 million, to a loss of $0.7 million for the nine months ended January 31, 2015, compared to income of $0.1 million for the nine months ended February 1, 2014.  Gross margins as a percentage of net sales decreased to (13.7)% for the nine months ended February 1, 2014, compared to 2.0% for the nine months ended February 1, 2014. The decrease in gross margins as a percentage of net sales is primarily due to increased development costs in our medical products business, which do not have any corresponding sales.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.4 million, or 13.3%, to $3.4 million for the nine months ended January 31, 2015, compared to $3.0 million for the nine months ended February 1, 2014.  Selling and administrative expenses as a percentage of net sales increased to 66.7% for the nine months ended January 31, 2015, from 60.0% for the nine months ended February 1, 2014. The increase in selling and administrative expenses is primarily due to increased headcount and professional fees in our medical products business.

Loss From Operations  The Other segment loss from operations increased $1.2 million to $4.1 million for the nine months ended January 31, 2015, compared to $2.9 million for the nine months ended February 1, 2014.  The increase was primarily due to increased development expenses, professional fees and headcount in our medical products business.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $167.8 million of cash and cash equivalents as of January 31, 2015, $156.6 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $25.0 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At January 31, 2015, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2015, we had no borrowings and payments of $28.6 million, which includes interest of $0.6 million, under this credit facility. As of January 31, 2015, there were outstanding balances against the credit facility of $20.0 million.  There was $80.0 million available to borrow under the credit facility as of January 31, 2015, which does not include the option to increase the principal amount.

Cash Flow - Operating Activities

Net cash provided by operating activities increased $59.2 million to $108.6 million for the first nine months of fiscal 2015, compared to $49.4 million for the first nine months of fiscal 2014, primarily due to the increased cash generation of $31.9 million from the changes in operating assets and liabilities and the increase in net income of $26.5 million. The net changes in assets and liabilities resulted in the generation of $13.1 million in the first nine months of fiscal 2015, compared to cash use of $18.8 million in the first nine months of fiscal 2014. The increased cash generated in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 is primarily driven by the timing of receivable collections, partially offset by increased inventory levels.

Cash Flow - Investing Activities

Net cash used in investing activities decreased by $10.7 million due to purchases of property, plant and equipment of $12.8 million for the nine months ended January 31, 2015, compared to $23.5 million for the nine months ended February 1, 2014.  Purchases in fiscal 2014 primarily relate to plant expansion and equipment purchases in Europe and North America for products which launched in the first quarter of fiscal 2014.

Cash Flow - Financing Activities

Net cash used by financing activities decreased $35.6 million to cash used of $32.0 million in the first nine months of fiscal 2015, compared to cash generated of $3.6 million for the first nine months of fiscal 2014.  During the first nine months of fiscal 2015, the Company had net payments against the credit facility of $28.0 million, compared to net borrowings of $6.5 million in the first nine months of fiscal 2014. We paid dividends of $10.3 million and $7.9 million, for the first nine months of fiscal 2015 and fiscal 2014, respectively. The first nine months of fiscal 2015 and fiscal 2014 includes $6.3 million and $5.0 million, respectively, of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.5 million as of January 31, 2015 and $3.0 million as of May 3, 2014.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $26.3 million at January 31, 2015 and $24.6 million at May 3, 2014.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $20.0 million of net borrowings at January 31, 2015, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2015 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	March 5, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File