Form 10-K
period 2015-05-02
METHODE ELECTRONICS INC
filed 2015-06-25
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on November 1, 2014, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange, was $1.4 billion.
Registrant had 38,355,412 shares of common stock, $0.50 par value, outstanding as of June 23, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held September 17, 2015 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K
May 2, 2015

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” mean Methode Electronics, Inc. and its subsidiaries.

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our components are found in the primary end markets of the aerospace, appliance, automotive, battery storage, construction, consumer and industrial equipment, communications (including information processing and storage, medical device, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Fiscal 2015 and 2013 represent fifty-two weeks of results and fiscal 2014 represents fifty-three weeks of results.

Segments.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile original equipment manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include control switches for electrical power and signals, connectors for electrical devices, integrated control components, torque sensing, switches and sensors that monitor the operation or status of a component or system, and packaging of electrical components.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, personal computer and express card packaging and terminators, solid-state field effect interface panels, and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

The Power Products segment manufactures braided flexible cables, current-carrying laminated bus devices, custom power-product assemblies, high-current low voltage flexible power cabling systems and powder coated bus bars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, military, telecommunications, and transportation.

The Other segment includes medical devices, inverters and battery systems and insulated gate bipolar transistor solutions. The Other segment also included independent laboratories that provide services for qualification, testing and certification, and analysis of electronic and optical components. The independent laboratories were sold at the end of the third quarter of fiscal 2015.

Financial results by segment are summarized in Note 12 to our consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013
Automotive	71.3%	67.6%	59.7%
Interface	18.3%	21.7%	27.0%
Power Products	9.7%	9.4%	10.1%
Other	0.6%	1.3%	3.2%

Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 12 to our consolidated financial statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as selling partners and distributors.

Sources and Availability of Materials.  The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, light-emitting diode ("LED") displays, plastic molding materials, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We did not experience any significant price increases in fiscal 2015, fiscal 2014 and fiscal 2013. In fiscal 2015 and 2014, we did experience some lower costs for some commodities, primarily the cost of copper.

Patents; Licensing Agreements.  The Company has been granted a number of patents in the U.S., Europe and Asia and has additional domestic and international patent applications pending related to our products. The Company's existing patents expire on various dates from 2015 to 2031. The Company seeks patents in order to protect the Company's interest in certain products and technologies, including our TouchSensor, magnetic torque sensing medical devices and high-power distribution products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality.  A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns.

Material Customers.  During the fiscal year ended May 2, 2015, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 44.8% and 12.8%, respectively, of consolidated net sales.  Typically, our Ford and GM supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each Ford and GM part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply Ford or GM the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both Ford and GM order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various Ford and GM plants and include information regarding part quantities and delivery specifications.

Backlog. Our backlog of orders was approximately $150.0 million at May 2, 2015, and $218.2 million at May 3, 2014.  We expect that most of the backlog at May 2, 2015 will be shipped within fiscal 2016.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Senior management of our Company participates directly in the program.  Expenditures for such activities amounted to $24.5 million, $25.7 million and $23.7 million for fiscal 2015, 2014 and 2013, respectively.

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

Employees.  At May 2, 2015 and May 3, 2014, we had 4,295 and 4,566 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of May 2, 2015, our employees from our Malta and Mexico facilities, which account for approximately 69% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

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

Our Company website address is www.methode.com. We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our Company, is routinely posted on and accessible on the Investor Relations subpage of our website. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.   Also posted on our website are the Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 7401 West Wilson Avenue, Chicago, Illinois 60706, Attention: Investor Relations Department.  Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of September 24, 2014.

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

During the year ended May 2, 2015, shipments to GM and Ford, or their tiered suppliers, represented 44.8% and 12.8%, respectively, of our consolidated net sales.  The supply arrangements with these customers provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a Ford or GM supply arrangement for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition. The Company from time to time provides price concessions in connection with the awarding of new business.

Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Our components are found in the primary end markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances and the consumer and industrial equipment markets, battery storage and medical device markets.  Factors negatively affecting these industries also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.

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
Other automotive products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to customers, if at all.

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. The Company from time to time provides price concessions in connection with the awarding of new business.
In order to maintain our profitability, we must strive to increase volumes and reduce our costs. Continuing pressures to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.
Our inability to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality demands. Additionally, we must effectively coordinate the activities of numerous suppliers in order for the program launches of certain of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

We are dependent on the availability and price of materials.

We require substantial amounts of materials, including application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, light-emitting diode ("LED") displays, plastic molding materials, precious metals, and silicon die castings. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the availability of, or price for, these materials could materially adversely affect our results of operations and financial condition.  We did not experience any significant price increases for raw materials in fiscal 2015 or fiscal 2014.

A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International operations represent a significant portion of our business. Sales outside the United States represent a majority of our net sales, and we expect net sales outside the United States to continue to represent a significant portion of our total net sales. Outside of the United States, we operate manufacturing facilities in China, Egypt, Malta, Mexico and Switzerland.

Our international operations are subject to a variety of potential risks, including:

•	inflation or changes in political and economic conditions;

•	unstable regulatory environments;

•	changes in import and export duties and licenses;

•	domestic and foreign customs and tariffs;

•	potentially adverse tax consequences;

•	trade restrictions;

•	exchange rate fluctuations;

•	restrictions on the transfer of funds into or out of a country;

•	changes in labor laws, including minimum wage;

•	labor unrest;

•	logistical and communications challenges;

•	difficulties associated with managing a large organization spread throughout various countries;

•	compliance risks associated with the Foreign Corrupt Practices Act (FCPA) and other anti-bribery laws;

•	differing protection of intellectual property and trade secrets; and

•	burdensome taxes and other restraints.

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

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill and intangible assets;

•	changes in available tax credits;

•	changes in tax laws or interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses;

•	changes in U.S. generally accepted accounting principles;

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Our gross margins are subject to fluctuations due to many factors.

A number of factors may impact our gross margins, including the following:

•	geographical and vertical market pricing mix;

•	changes in the mix of our prototyping and production-based business;

•	competitive pricing dynamics and customer mix;

•	pricing concessions;

•	various manufacturing cost variables including product yields, package and assembly costs, provisions for excess and obsolete inventory and the absorption of manufacturing overhead; and

•	any significant decrease in our gross margins could adversely affect our business, financial condition and results of operations.
We may be required to recognize additional impairment charges.

Pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write-off goodwill and intangible assets of $11.1 million, $1.7 million and $4.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported results in these periods.

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

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations will be sufficient to support current operations. Due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. No provision has been made for income taxes on undistributed net income of foreign operations, as we currently expect them to be indefinitely reinvested in our foreign operations. However, if we change our position and the cash is repatriated back to the U.S., it may have an adverse affect on our U.S. federal and state taxes, by creating a tax liability.

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

The success of our acquisitions depends on our ability to:

•	successfully execute the integration or consolidation of the acquired operations into our existing businesses;

•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;

•	finance the acquisition;

•	identify and take advantage of cost reduction opportunities; and

•	further penetrate new and existing markets with the product capabilities we may acquire

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. Acquisitions may also increase our debt levels. This could result in lower than expected business growth or higher than anticipated costs. In addition, acquisitions or strategic divestitures may:

•	cause a disruption in our ongoing business;

•	cause dilution of our stock;

•	distract our managers; or

•	unduly burden other resources in our company.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Monterrey, Mexico	Manufacturing	Leased	241,000
Mriehel, Malta	Manufacturing	Leased	226,090
Carthage, Illinois	Manufacturing	Owned	134,889
Cairo, Egypt	Manufacturing	Leased	120,954
Shanghai, China	Manufacturing	Leased	94,643
McAllen, Texas	Warehousing	Leased	65,303
Zhenjiang, China	Manufacturing	Leased	23,560
Southfield, Michigan	Sales and Engineering Design Center	Owned	17,000
Bangalore, India	Engineering Design Center	Leased	14,465
Beirut, Lebanon	Engineering Design Center	Leased	5,112
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	4,047
London, UK	Sales and Administrative	Leased	1,629

Interface Segment:
Chicago, Illinois	Manufacturing	Owned	55,000
Monterrey, Mexico	Manufacturing	Leased	45,657
Mriehel, Malta	Manufacturing	Leased	32,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	26,132
Richardson, Texas	Manufacturing	Leased	25,715
Wheaton, Illinois	Manufacturing	Leased	22,500
Shanghai, China	Manufacturing	Leased	9,000
Milan, Italy	Sales and Design	Leased	8,600
Harkingen, Switzerland	Manufacturing	Leased	4,166
Hong Kong	Sales and Administrative	Leased	1,885
Singapore	Sales and Administrative	Leased	1,250
Taiwan	Sales and Administrative	Leased	581

Power Products Segment:
Shanghai, China	Manufacturing	Leased	54,643
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Mriehel, Malta	Manufacturing	Leased	40,700
San Jose, California	Prototype and Design Center	Leased	2,925

Other Segment:
Chicago, Illinois	Manufacturing	Owned	48,000
Boulder, Colorado	Prototype and Design Center	Leased	10,000

Item 3.  Legal Proceedings

As of May 2, 2015, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

Item 4.  Mine Safety Disclosures

Not Applicable

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	59	Chief Executive Officer of the Company since 2004 and President and Director since 2001.

Douglas A. Koman	65	Chief Financial Officer of the Company since 2004.

Thomas D. Reynolds	52	Chief Operating Officer of the Company since June 2010. Prior thereto, Senior Vice President, Worldwide Automotive Operations, of the Company since 2006.

Timothy R. Glandon	51	Vice President and General Manager, North American Automotive, of the Company since 2006.

Joseph E. Khoury	51	Vice President and General Manager, European Operations, of the Company since 2004.

Theodore P. Kill	64	Vice President, Worldwide Sales, of the Company since 2006.

Ronald L.G. Tsoumas	54	Controller and Treasurer of the Company since 2007.

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

			Dividends Declared Per Share
	Sales Price Per Share
	High	Low
Fiscal Year ended May 2, 2015
First Quarter	$38.57	$27.27	$0.09
Second Quarter	41.90	31.10	0.09
Third Quarter	43.00	32.80	0.09
Fourth Quarter	47.41	35.82	0.09

Fiscal Year ended May 3, 2014
First Quarter	$20.29	$13.32	$0.07
Second Quarter	29.63	17.01	0.07
Third Quarter	37.53	23.05	0.07
Fourth Quarter	35.74	26.73	0.09

On June 18, 2015, the Board of Directors declared a dividend of $0.09 per share of common stock, payable on July 31, 2015, to holders of record on July 17, 2015. As of June 23, 2015, the number of record holders of our common stock was 469.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon exercise of stock options or granting of stock awards under all of the existing equity compensation plans as of May 2, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	350,667	$24.40	2,986,500
Equity compensation plans not approved by security holders	—	—	—
Total	350,667	$24.40	2,986,500

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2015, 2014 and 2013, and the consolidated balance sheet data as of May 2, 2015 and May 3, 2014, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2012 and 2011, and the consolidated balance sheet data as of April 27, 2013, April 28, 2012 and April 30, 2011 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
	May 2, 2015 (1)	May 3, 2014 (53 weeks) (2)	April 27, 2013 (3)	April 28, 2012 (4)	April 30, 2011 (5)
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$881.1	$772.8	$519.8	$465.1	$428.2
Income before income taxes	120.8	75.9	37.9	11.4	14.5
Income tax expense/(benefit)	19.8	(20.3)	(2.5)	3.2	(4.1)
Income from continuing operations	101.1	96.2	40.4	8.1	18.5
Income from discontinued operations, net of tax	—	—	—	—	0.6
Net income attributable to Methode Electronics, Inc.	101.1	96.1	40.7	8.4	19.5
Per Common Share:
Basic net income from continuing operations	2.61	2.53	1.09	0.22	0.51
Basic net income from discontinued operations	—	—	—	—	0.02
Basic net income attributable to Methode Electronics, Inc.	2.61	2.53	1.09	0.22	0.53

Diluted net income from continuing operations	2.58	2.51	1.08	0.22	0.50
Diluted net income from discontinued operations	—	—	—	—	0.02
Diluted net income attributable to Methode Electronics, Inc.	2.58	2.51	1.08	0.22	0.52

Dividends	0.36	0.30	0.28	0.28	0.28
Book Value	11.82	10.21	7.71	6.84	6.95
Long-term Debt	5.0	48.0	43.5	48.0	—
Retained Earnings	356.5	269.2	184.4	154.0	156.0
Fixed Assets (net)	93.3	101.2	98.4	77.2	61.5
Total Assets	604.1	575.5	434.9	403.6	334.7
Return on Average Equity	23.5%	28.2%	15.0%	3.3%	7.9%
Pre-tax Income as a Percentage of Sales	13.7%	9.8%	7.3%	2.5%	3.4%
Net Income as a Percentage of Sales	11.3%	12.4%	7.8%	1.8%	4.6%

(1) Fiscal 2015 includes a $5.0 million tax benefit related to the release of a valuation allowance against deferred tax assets in Malta. Fiscal 2015 also includes a goodwill pre-tax impairment charge of $11.1 million and a pre-tax gain on the sale of a business of $7.7 million.
(2) Fiscal 2014 includes a $31.7 million tax benefit related to the release of a valuation allowance against deferred tax assets in the U.S. Fiscal 2014 also includes an intangible asset pre-tax impairment charge of $1.7 million and a pre-tax gain on the sale of one of the Company's investments of $3.2 million.
(3) Fiscal 2013 includes $20.0 million of pre-tax income from the Delphi legal settlement. Fiscal 2013 also includes a pre-tax charge of $4.3 million related to the impairment of goodwill for our Eetrex reporting unit.
(4) Fiscal 2012 includes $3.7 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.
(5) Fiscal 2011 results includes an after-tax gain on the sale of a business of $0.6 million. In addition, fiscal 2011 includes $4.8 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States.  We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business.”

Our components are found in the primary end markets of the aerospace, appliance, automotive, battery storage, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), medical device, rail and other transportation industries.

Recent Transactions

On February 3, 2015, we sold our 100% ownership interest in our Trace Laboratories businesses. The businesses, located in Maryland and Illinois, provided services for qualification testing and certification, and analysis of electronic and optical components. We recorded a pre-tax gain of $7.7 million, related to the sale of these assets.

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

Results of Operations

Results of Operations for the Fiscal Year Ended May 2, 2015, as Compared to the Fiscal Year Ended May 3, 2014.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 2, 2015	May 3, 2014	Net Change	Net Change
Net sales	$881.1	$772.8	$108.3	14.0%

Cost of products sold	662.3	616.1	46.2	7.5%

Gross profit	218.8	156.7	62.1	39.6%

Impairment of goodwill and intangible assets	11.1	1.7	9.4	552.9%
Selling and administrative expenses	94.0	79.6	14.4	18.1%
Amortization of intangibles	1.5	1.8	(0.3)	(16.7)%
Gain from sale of business	(7.7)	—	(7.7)	N/M
Interest (income)/expense, net	(0.7)	0.3	(1.0)	N/M
Other income, net	(0.2)	(2.6)	2.4	N/M
Income tax (benefit)/expense	19.8	(20.3)	40.1	N/M
Net income/(loss) attributable to non controlling interest	(0.1)	0.1	(0.2)	N/M
Net income attributable to Methode Electronics, Inc.	$101.1	$96.1	$5.0	5.2%

Percent of sales:	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of products sold	75.2%	79.7%
Gross margins	24.8%	20.3%
Impairment of goodwill and intangible assets	1.3%	0.2%
Selling and administrative expenses	10.7%	10.3%
Amortization of intangibles	0.2%	0.2%
Gain from sale of business	(0.9)%	—%
Interest (income)/expense, net	(0.1)%	—%
Other income, net	—%	(0.3)%
Income tax (benefit)/expense	2.2%	(2.6)%
Net income/(loss) attributable to non controlling interest	—%	—%
Net income attributable to Methode Electronics, Inc.	11.5%	12.4%

Net Sales.  Consolidated net sales increased $108.3 million, or 14.0%, to $881.1 million for the fiscal year ended May 2, 2015, from $772.8 million for the fiscal year ended May 3, 2014.  The Automotive segment net sales increased $106.0 million, or 20.3%, to $628.4 million for fiscal 2015, from $522.4 million for fiscal 2014, due to higher sales volumes for the GM Center Console Program. Sales volumes also increased for transmission lead-frame assemblies, partially offset by currency rate fluctuations, lower tooling sales, lower sales volumes for the Ford Center Console Program and certain pricing concessions.  The Interface segment net sales decreased $9.1 million, or 5.3%, to $161.7 million for fiscal 2015, compared to $170.8 million for fiscal 2014, primarily due to lower appliance and radio remote control sales volumes, partially offset with increased sales volumes of data solutions products.  The Power Products segment net sales increased $13.2 million, or 18.2%, to $85.7 million for fiscal 2015, compared to $72.5 million for fiscal 2014, primarily due to higher sales volumes of datacom, cabling and busbar products, partially offset with lower sales volumes of a by-pass switch.  Translation of foreign operations net sales for the fiscal year ended May 2, 2015 decreased net sales by $10.9 million, or 1.7%, in fiscal 2015, compared to the average currency rates in fiscal 2014, primarily due to the strengthening of the U.S. dollar compared to the euro.

Cost of Products Sold.  Consolidated cost of products sold increased $46.2 million, or 7.5%, to $662.3 million for the fiscal year ended May 2, 2015, compared to $616.1 million for the fiscal year ended May 3, 2014.  Consolidated cost of products sold as a percentage of net sales decreased to 75.2% for fiscal 2015, compared to 79.7% for fiscal 2014.  The Automotive and Power Products segments both experienced a decrease in cost of products sold as a percentage of net sales due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. In addition, cost of products sold was favorably impacted in the Automotive segment in fiscal 2015 by the ramp-up of production in our lower cost manufacturing operation in Egypt and manufacturing improvements at the Company's captive molding business in Mexico. The Interface segment experienced a slightly higher cost of goods sold as a percentage of net sales primarily due to lower appliance sales volumes and increased development costs for the data solutions products. The Other segment experienced an increase in cost of products sold as a percentage of net sales primarily due to increased development costs in our battery systems and medical products businesses.

Gross Profit.  Consolidated gross profit increased $62.1 million, or 39.6%, to $218.8 million for the fiscal year ended May 2, 2015, as compared to $156.7 million for the fiscal year ended May 3, 2014.  Gross margins as a percentage of net sales increased to 24.8% for the fiscal year ended May 2, 2015, compared to 20.3% for the fiscal year ended May 3, 2014.  The increase is primarily due to the Automotive and Power Products segments manufacturing efficiencies related to the higher sales volumes, other manufacturing improvements at the Company's captive molding business and the ramp-up of production in our lower cost manufacturing facility in Egypt. The Interface segment experienced a decrease in gross margins as a percentage of net sales primarily due to lower appliance sales volumes and increased development costs for our data solutions products. The Other segment experienced a decrease in gross margins as a percentage of net sales primarily due to increased development costs in our battery systems and medical products businesses.

Impairment of Goodwill and Intangible Assets. In fiscal 2015 management performed the annual impairment analysis of goodwill for our TouchSensor reporting unit in our Interface segment and determined that the asset was impaired, resulting from a fourth quarter change in strategic direction. The Company recorded an impairment charge of $11.1 million related to these assets. In fiscal 2014, due to market conditions, management performed an impairment analysis of the intangible asset for our Eetrex reporting unit in our Other segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $14.4 million, or 18.1%, to $94.0 million for the fiscal year ended May 2, 2015, compared to $79.6 million for the fiscal year ended May 3, 2014.  Selling and administrative expenses as a percentage of net sales increased to 10.7% for the fiscal year ended May 2, 2015 from 10.3% for the fiscal year ended May 3, 2014. In fiscal 2015, total compensation expense increased $7.7 million, travel and other general expenses increased $3.1 million, legal expense increased $2.6 million, and stock-based compensation increased $1.0 million.

Amortization of Intangibles. Amortization of intangibles decreased $0.3 million, or 16.7%, to $1.5 million for the fiscal year ended May 2, 2015, compared to $1.8 million for the fiscal year ended May 3, 2014.

Gain on the Sale of Business. On February 3, 2015, we sold our 100% ownership interest in our Trace Laboratories businesses for $11.7 million. The businesses, located in Maryland and Illinois, provided services for qualification testing and certification, and analysis of electronic and optical components. The net assets of the businesses had a book value of $4.0 million. We recorded a pre-tax gain of $7.7 million, related to the sale of the net assets.

Interest (Income)/Expense, Net.  Interest (income)/expense decreased $1.0 million, to income of $0.7 million for the fiscal year ended May 2, 2015, compared to an expense of $0.3 million for the fiscal year ended May 3, 2014, primarily due to lower debt levels in fiscal 2015.

Other Income, Net. Other income, net decreased $2.4 million to $0.2 million for the fiscal year ended May 2, 2015, compared to $2.6 million for the fiscal year ended May 3, 2014. Fiscal 2015 and fiscal 2014 include income of $0.3 million related to life insurance policies in connection with an employee deferred compensation plan. Other income, net for fiscal 2014 includes a gain of $3.2 million for the sale of one of the Company's investments. All other amounts for both fiscal 2015 and fiscal 2014, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax (Benefit)/Expense.  Income tax (benefit)/expense increased $40.1 million, to an expense of $19.8 million for the fiscal year ended May 2, 2015, compared to a benefit of $20.3 million for the fiscal year ended May 3, 2014.  The Company's effective tax rate increased to 16.4% in fiscal 2015, compared to (26.7%) in fiscal 2014. Fiscal 2015 includes a $8.6 million tax benefit related to the release of a valuation allowance against deferred tax assets. Fiscal 2014 includes income tax expense on foreign profits of $6.9 million, $1.3 million for foreign tax expense on a foreign dividend and a tax expense of $1.6 million related to the adjustment of tax credits from our Malta facility. In addition, the Company recorded a tax benefit of $32.6 million in fiscal 2014, related to the reversal of a valuation allowance against the deferred tax assets and other miscellaneous adjustments.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $5.0 million, or 5.2%, to $101.1 million for the fiscal year ended May 2, 2015, compared to $96.1 million for the fiscal year ended May 3, 2014, primarily due to increased sales volumes and manufacturing efficiencies, the gain on selling a business, increased interest income, partially offset by increased income tax expense, impairment of goodwill and increased selling and administrative expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	May 2, 2015	May 3, 2014	Net Change	Net Change
Net sales	$628.4	$522.4	$106.0	20.3%

Cost of products sold	471.0	425.7	45.3	10.6%

Gross profit	157.4	96.7	60.7	62.8%

Selling and administrative expenses	32.5	27.3	5.2	19.0%
Income from operations	$124.9	$69.4	$55.5	80.0%

Percent of sales:	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of products sold	75.0%	81.5%
Gross margins	25.0%	18.5%
Selling and administrative expenses	5.2%	5.2%
Income from operations	19.9%	13.3%

Net Sales.  Automotive segment net sales increased $106.0 million, or 20.3%, to $628.4 million for the fiscal year ended May 2, 2015, from $522.4 million for fiscal year ended May 3, 2014.  Net sales increased in North America by $104.7 million, or 38.9%, to $373.9 million in fiscal 2015, compared to $269.2 million in fiscal 2014, primarily due to higher sales volumes for the GM Center Console Program. Sales volumes were relatively flat for transmission lead-frame assemblies. Also in North America, sales decreased related to pricing concessions on certain products and sales volumes decreased for the Ford Center Console Program. Net sales decreased in Europe by $12.6 million, or 7.4%, to $157.8 million in fiscal 2015, compared to $170.4 million in fiscal 2014, primarily due to currency rate fluctuations, lower tooling sales and lower sales volumes for hidden switch products. Net sales in Asia increased $13.9 million, or 16.8%, to $96.7 million in fiscal 2015, compared to $82.8 million in fiscal 2014, primarily due to higher sales volumes for interior lighting products, linear position sensor products and transmission lead-frame assemblies. Translation of foreign operations net sales for the fiscal year ended May 2, 2015 decreased reported net sales by $10.9 million, or 1.7%, in fiscal 2015, compared to the average currency rates in fiscal 2014, primarily due to the strengthening of the U.S. dollar compared to the euro.

Cost of Products Sold.  Automotive segment cost of products sold increased $45.3 million, or 10.6%, to $471.0 million for the fiscal year ended May 2, 2015, from $425.7 million for the fiscal year ended May 3, 2014.  The Automotive segment cost of products sold as a percentage of net sales decreased to 75.0% in fiscal 2015, compared to 81.5% in fiscal 2014.  The decrease is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia. In addition, cost of products sold was favorably impacted in fiscal 2015 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and manufacturing improvements at the Company's captive molding business in Mexico as well as favorable commodity pricing for raw materials.

Gross Profit.  Automotive segment gross profit increased $60.7 million, or 62.8%, to $157.4 million for the fiscal year ended May 2, 2015, as compared to $96.7 million for the fiscal year ended May 3, 2014.  The Automotive segment gross margins as a percentage of net sales increased to 25.0% for the fiscal year ended May 2, 2015, as compared to 18.5% for the fiscal year ended May 3, 2014.  The increase is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. In addition, gross margins were favorably impacted in fiscal 2015 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and favorable commodity pricing for raw materials, partially offset with pricing concessions for certain products in North America.

Selling and Administrative Expenses.  Selling and administrative expenses increased $5.2 million, or 19.0%, to $32.5 million for the fiscal year ended May 2, 2015, compared to $27.3 million for the fiscal year ended May 3, 2014.  Selling and administrative expenses as a percentage of net sales were 5.2% for both the fiscal year ended May 2, 2015 and May 3, 2014. The increase in expenses in fiscal 2015 is primarily due to higher salary, bonus, employee recruitment fees and travel expenses as a result of increased business levels as compared to fiscal 2014, partially offset with lower legal expenses.

Income from Operations.  Automotive segment income from operations increased $55.5 million, or 80.0%, to $124.9 million for the fiscal year ended May 2, 2015, compared to $69.4 million for the fiscal year ended May 3, 2014. Fiscal 2015 benefitted from higher sales volumes, manufacturing efficiencies and lower legal expenses, partially offset with higher salary, bonus, employee recruitment fees and travel expenses.

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 2, 2015	May 3, 2014	Net Change	Net Change
Net sales	$161.7	$170.8	$(9.1)	(5.3)%

Cost of products sold	123.0	126.4	(3.4)	(2.7)%

Gross profit	38.7	44.4	(5.7)	(12.8)%

Impairment of goodwill	11.1	—	11.1	N/M
Selling and administrative expenses	20.6	17.6	3.0	17.0%
Income from operations	$7.0	$26.8	$(19.8)	(73.9)%

Percent of sales:	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of products sold	76.1%	74.0%
Gross margins	23.9%	26.0%
Impairment of goodwill	6.9%	—%
Selling and administrative expenses	12.7%	10.3%
Income from operations	4.3%	15.7%

Net Sales.  Interface segment net sales decreased $9.1 million, or 5.3%, to $161.7 million for the fiscal year ended May 2, 2015, from $170.8 million for the fiscal year ended May 3, 2014.  Net sales decreased in North America by $3.9 million, or 2.9%, to $128.8 million in fiscal 2015, compared to $132.7 million in fiscal 2014, primarily due to lower appliance sales volumes, partially offset with stronger sales volumes for data solutions and radio remote control products. Net sales in Europe decreased $2.2 million, or 8.4%, to $23.9 million in fiscal 2015, compared to $26.1 million in fiscal 2014, primarily due to lower radio remote control sales volumes, partially offset with higher sales volumes for data solutions products. Net sales in Asia decreased $3.0 million, or 25.0%, to $9.0 million in fiscal 2015, compared to $12.0 million in fiscal 2014, primarily due to lower radio remote control sales volumes and lower sales volumes from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interface segment cost of products sold decreased $3.4 million, or 2.7%, to $123.0 million for the fiscal year ended May 2, 2015, compared to $126.4 million for the fiscal year ended May 3, 2014.  Interface segment cost of products sold as a percentage of net sales increased to 76.1% for the fiscal year ended May 2, 2015, compared to 74.0% for the fiscal year ended May 3, 2014.  The increase in cost of products sold as a percentage of net sales is primarily due to lower appliance sales volumes and increased development costs.

Gross Profit.  Interface segment gross profit decreased $5.7 million, or 12.8%, to $38.7 million for the fiscal year ended May 2, 2015, compared to $44.4 million for the fiscal year ended May 3, 2014.  Gross margins as a percentage of net sales decreased to 23.9% for the fiscal year ended May 2, 2015, from 26.0% for the fiscal year ended May 3, 2014.  The decrease in gross margins as a percentage of net sales is primarily due to lower appliance sales volumes and increased development costs.

Impairment of Goodwill. In fiscal 2015 management performed the annual impairment analysis of goodwill for our TouchSensor reporting unit and determined that the asset was impaired, resulting from a fourth quarter change in strategic direction. The Company recorded an impairment charge of $11.1 million related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $3.0 million, or 17.0%, to $20.6 million for the fiscal year ended May 2, 2015, compared to $17.6 million for the fiscal year ended May 3, 2014.  Selling and administrative expenses as a percentage of net sales increased to 12.7% for the fiscal year ended May 2, 2015, from 10.3% for the fiscal year ended May 3, 2014. The increase in selling and administrative expenses is primarily due to increased legal expenses, partially offset with lower compensation expense and travel expense.

Income from Operations.  Interface segment income from operations decreased $19.8 million, or 73.9%, to $7.0 million for the fiscal year ended May 2, 2015, compared to $26.8 million for the fiscal year ended May 3, 2014, primarily due to the impairment of goodwill, lower sales volumes, increased legal expenses, partially offset with lower compensation and travel expense.

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	May 2, 2015	May 3, 2014	Net Change	Net Change
Net sales	$85.7	$72.5	$13.2	18.2%

Cost of products sold	57.9	55.0	2.9	5.3%

Gross profit	27.8	17.5	10.3	58.9%

Selling and administrative expenses	4.6	4.9	(0.3)	(6.1)%
Income from operations	$23.2	$12.6	$10.6	84.1%

Percent of sales:	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of products sold	67.6%	75.9%
Gross margins	32.4%	24.1%
Selling and administrative expenses	5.4%	6.8%
Income from operations	27.1%	17.4%

Net Sales.  Power Products segment net sales increased $13.2 million, or 18.2%, to $85.7 million for the fiscal year ended May 2, 2015, compared to $72.5 million for the fiscal year ended May 3, 2014.  Net sales increased in North America by $9.1 million, or 21.6%, to $51.3 million in fiscal 2015, compared to $42.2 million in fiscal 2014, primarily due to higher sales volumes of datacom, cabling and busbar products. Net sales in Europe increased $0.3 million, or 2.8%, to $11.2 million in fiscal 2015, compared to $10.9 million in fiscal 2014, primarily due to higher busbar sales volumes, partially offset by lower bypass switch sales volumes. Net sales in Asia increased $3.8 million, or 19.6%, to $23.2 million in fiscal 2015, compared to $19.4 million in fiscal 2014, primarily due to increased sales volumes of datacom, busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold increased $2.9 million, or 5.3%, to $57.9 million for the fiscal year ended May 2, 2015, compared to $55.0 million for the fiscal year ended May 3, 2014.  The Power Products segment cost of products sold as a percentage of net sales decreased to 67.6% for the fiscal year ended May 2, 2015, from 75.9% for the fiscal year ended May 3, 2014.  The decrease in cost of products sold as a percentage of net sales is primarily due to manufacturing efficiencies related increased sales volumes in North America and Asia, favorable sales mix in Europe and favorable raw material commodity pricing in all three regions.

Gross Profit.  Power Products segment gross profit increased $10.3 million, or 58.9%, to $27.8 million in fiscal 2015, compared to $17.5 million in fiscal 2014.  Gross margins as a percentage of net sales increased to 32.4% for the fiscal year ended May 2, 2015 from 24.1% for the fiscal year ended May 3, 2014. The increase in gross margins as a percentage of net sales is primarily due to manufacturing efficiencies related to increased sales volumes in North America and Asia, favorable sales mix in Europe and favorable raw material commodity pricing in all three regions.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 6.1%, to $4.6 million for the fiscal year ended May 2, 2015, compared to $4.9 million for the fiscal year ended May 3, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 5.4% for the fiscal year ended May 2, 2015 from 6.8% for the fiscal year ended May 3, 2014. The decrease is primarily due to higher sales volumes and lower commission and travel expenses in North America.

Income From Operations.  Power Products segment income from operations increased $10.6 million, or 84.1%, to $23.2 million for the fiscal year ended May 2, 2015, compared to $12.6 million for the fiscal year ended May 3, 2014, due to increased sales volumes, manufacturing efficiencies, and favorable commodity pricing of raw materials and lower commission and travel expenses.

Other Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 2, 2015	May 3, 2014	Net Change	Net Change
Net sales	$5.2	$7.0	$(1.8)	(25.7)%

Cost of products sold	7.0	7.4	(0.4)	(5.4)%

Gross margins	(1.8)	(0.4)	(1.4)	350.0%

Impairment of goodwill and intangible assets	—	1.7	(1.7)	N/M
Selling and administrative expenses	4.6	4.9	(0.3)	(6.1)%

Loss from operations	$(6.4)	$(7.0)	$0.6	N/M

Percent of sales:	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of products sold	134.6%	105.7%
Gross margins	(34.6)%	(5.7)%
Impairment of goodwill and intangible assets	—%	24.3%
Selling and administrative expenses	88.5%	70.0%
Loss from operations	(123.1)%	(100.0)%

Net Sales.  The Other segment net sales decreased $1.8 million, or 25.7%, to $5.2 million for the fiscal year ended May 2, 2015, compared to $7.0 million for the fiscal year ended May 3, 2014. The decrease is primarily due to sale of Trace Laboratories business at the beginning of the fourth quarter of fiscal 2015. The remaining operating units in this segment, medical products and battery systems, do not have any substantial net sales in either fiscal 2015 or fiscal 2014.

Cost of Products Sold.  Other segment cost of products sold decreased $0.4 million, or 5.4%, to $7.0 million for the fiscal year ended May 2, 2015, compared to $7.4 million for the fiscal year ended May 3, 2014. Cost of products sold as a percentage of net sales increased to 134.6% in fiscal 2015, compared to 105.7% in fiscal 2014. The increase in cost of products sold as a percentage of net sales is primarily due to increased development costs in our medical products and battery systems businesses.

Gross Profit.  The Other segment gross profit decreased $1.4 million, to a loss of $1.8 million for the fiscal year ended May 2, 2015, compared to a loss of $0.4 million for the fiscal year ended May 3, 2014.  Gross margins as a percentage of net sales decreased to (34.6)% for the fiscal year ended May 2, 2015, compared to (5.7)% for the fiscal year ended May 3, 2014. The decrease in gross margins as a percentage of net sales is primarily due to increased development costs in our medical products and battery systems businesses, which do not have any significant corresponding sales.

Impairment of Goodwill and Intangible Assets. In fiscal 2014, due to market conditions, management performed an impairment analysis of the intangible assets for our battery systems operating unit and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 6.1%, to $4.6 million for the fiscal year ended May 2, 2015, compared to $4.9 million for the fiscal year ended May 3, 2014.  Selling and administrative expenses as a percentage of net sales increased to 88.5% for the fiscal year ended May 2, 2015, from 70.0% for the fiscal year ended May 3, 2014. The decrease is primarily due to the sale of Trace Laboratories business, partially offset by increased headcount and professional fees in our medical products business.

Loss From Operations  The Other segment loss from operations decreased $0.6 million to $6.4 million for the fiscal year ended May 2, 2015, compared to $7.0 million for the fiscal year ended May 3, 2014.  The decrease was primarily due to no impairment of goodwill and intangible assets, partially offset by the sale of Trace Laboratories business, increased development expenses, professional fees and headcount in our medical products business.

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

Net Sales.  Consolidated net sales increased $253.0 million, or 48.7%, to $772.8 million for the fiscal year ended May 3, 2014, from $519.8 million for the fiscal year ended April 27, 2013.  Tooling sales, primarily from the Automotive segment, increased $4.4 million, or 22.0%, to $24.4 million in fiscal 2014, compared to $20.0 million in fiscal 2013. The Automotive segment net sales, inclusive of tooling sales, increased $204.5 million, or 64.3%, to $522.4 million in fiscal 2014, from $317.9 million in fiscal 2013, primarily related to the GM Center Console Program, which launched in the first quarter of fiscal 2014, new product launches in Europe and higher sales volumes for steering-angle sensor, and hidden switch product lines. The Interface segment net sales increased $27.7 million, or 19.4%, to $170.8 million in fiscal 2014, compared to $143.1 million in fiscal 2013, primarily due to higher sales volumes in appliance and data products.  The Power Products segment net sales increased $19.9 million, or 37.8%, to $72.5 million in fiscal 2014, compared to $52.6 million in fiscal 2013, primarily due to higher sales volumes for our PowerRail and associated products, partially offset by lower sales volumes for our heat sink products.  The Other segment net sales decreased $0.8 million, or 12.9%, to $7.0 million in fiscal 2014, as compared to $6.2 million in fiscal 2013, primarily due to lower sales volumes for our torque-sensing products.  Translation of foreign operations net sales for the fiscal year ended May 3, 2014 increased reported net sales by $6.5 million or 0.8% due to average currency rate fluctuations, compared to fiscal 2013, primarily due to the strengthening of the Euro compared to the U.S. dollar.

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

Other (Income)/Expense, Net. Other (income)/expense, net increased $3.9 million, to income of $2.6 million for the fiscal year ended May 3, 2014, compared to an expense of $1.3 million for the fiscal year ended April 27, 2013. Other (income)/expense, net for fiscal 2014 includes a gain of $3.2 million for the sale of one of the Company's investments. In addition, fiscal 2014 also included income of $0.3 million in fiscal 2014 related to life insurance policies in connection with an employee deferred compensation plan. All other amounts for both fiscal 2014 and fiscal 2013 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and Euros, creating exchange rate sensitivities.

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

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
 ("N/M" equals not meaningful)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$522.4	$317.9	$204.5	64.3%

Cost of products sold	425.7	271.6	154.1	56.7%

Gross profit	96.7	46.3	50.4	108.9%

Income from settlement	—	(20.0)	20.0	N/M
Selling and administrative expenses	27.3	25.2	2.1	8.3%
Income from operations	$69.4	$41.1	$28.3	68.9%

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	81.5%	85.4%
Gross margins	18.5%	14.6%
Income from settlement	—%	(6.3)%
Selling and administrative expenses	5.2%	7.9%
Income from operations	13.3%	12.9%

Net Sales.  Automotive segment net sales increased $204.5 million, or 64.3%, to $522.4 million for the fiscal year ended May 3, 2014, from $317.9 million for the fiscal year ended April 27, 2013.  Tooling sales increased $4.4 million, or 22.0%, to $24.4 million in fiscal 2014, compared to $20.0 million in fiscal 2013. Net sales, inclusive of tooling sales, increased in North America by $173.2 million, or 180.4%, to $269.2 million in fiscal 2014, compared to $96.0 million in fiscal 2013 related to the GM Center Console Program, which launched during the first quarter of fiscal 2014 and increased sales volumes for our transmission lead-frame assemblies.  Net sales, inclusive of tooling sales increased in Europe by $24.8 million, or 17.0%, to $170.4 million in fiscal 2014, compared to $145.6 million in fiscal 2013, primarily due to new product launches and increased sales volumes for hidden switch products as well as currency rate fluctuations. Net sales, inclusive of tooling sales, in Asia increased $6.5 million, or 8.5%, to $82.8 million in fiscal 2014, compared to $76.3 million in fiscal 2013, primarily due to increased sales volumes for our steering-angle sensor, transmission lead-frame assembly products and hidden switches. Translation of foreign operations net sales for the fiscal year ended May 3, 2014 increased reported net sales by $6.5 million, or 1.3%, due to average currency rates, compared to the average currency rates in fiscal 2013, primarily due to the strengthening of the Euro as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $154.1 million, or 56.7%, to $425.7 million for the fiscal year ended May 3, 2014, from $271.6 million for the fiscal year ended April 27, 2013.  The Automotive segment cost of products sold as a percentage of sales decreased to 81.5% in fiscal 2014, compared to 85.4% in fiscal 2013.  The decrease is primarily due to increased manufacturing efficiencies related to the increased sales volumes in North America and Europe and the vertical integration of our paint and decorative molding operation into our manufacturing processes in North America.

Gross Profit.  Automotive segment gross profit increased $50.4 million, or 108.9%, to $96.7 million for the fiscal year ended May 3, 2014, as compared to $46.3 million for the fiscal year ended April 27, 2013.  The Automotive segment gross margins as a percentage of net sales were 18.5% in fiscal 2014, compared to 14.6% in fiscal 2013.  The increase is primarily due to increased manufacturing efficiencies related to the increased sales volumes and the vertical integration of our paint and decorative molding facility into our manufacturing processes.

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

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.1 million, or 8.3%, to $27.3 million in fiscal 2014, compared to $25.2 million in fiscal 2013.  Selling and administrative expenses as a percentage of net sales were 5.2% in fiscal 2014 and 7.9% in fiscal 2013. The selling and administrative expenses in fiscal 2013 benefitted from a $1.1 million reversal of various accruals related to a customer bankruptcy. In fiscal 2014, bonus and travel expenses increased $2.1 million as a result of increased business levels, partially offset by set by lower legal expenses of $1.3 million.

Income from Operations.  Automotive segment income from operations increased $28.3 million, or 68.9%, to $69.4 million in fiscal 2014, compared to $41.1 million in fiscal 2013. Fiscal 2014 benefitted from the GM Center Console Program, higher sales volumes and manufacturing efficiencies and lower legal expenses, partially offset with higher bonus and travel expenses. Fiscal 2013 benefitted from the $20.0 million settlement and the $1.1 million reversal of various accruals related to a customer bankruptcy.

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$170.8	$143.1	$27.7	19.4%

Cost of products sold	126.4	104.7	21.7	20.7%

Gross profit	44.4	38.4	6.0	15.6%

Selling and administrative expenses	17.6	17.7	(0.1)	(0.6)%
Income from operations	$26.8	$20.7	$6.1	29.5%

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	74.0%	73.2%
Gross margins	26.0%	26.8%
Selling and administrative expenses	10.3%	12.4%
Income from operations	15.7%	14.5%

Net Sales.  Interface segment net sales increased $27.7 million, or 19.4%, to $170.8 million for the fiscal year ended May 3, 2014, from $143.1 million for the fiscal year ended April 27, 2013.  Net sales increased in North America by $27.7 million, or 26.4%, to $132.7 million in fiscal 2014, compared to $105.0 million in fiscal 2013, primarily due to stronger sales volumes for our appliance, data solutions and radio remote control products. Net sales in Europe increased $1.4 million, or 5.7%, to $26.1 million in fiscal 2014, compared to $24.7 million in fiscal 2013, primarily due to increased radio remote control sales volumes, partially offset with lower sensor sales volumes. Net sales in Asia decreased $1.4 million, or 10.4%, to $12.0 million in fiscal 2014, compared to $13.4 million in fiscal 2013, primarily due to lower sales from certain legacy products resulting from the planned exit of a product line.

Cost of Products Sold.  Interface segment cost of products sold increased $21.7 million, or 20.7%, to $126.4 million for the fiscal year ended May 3, 2014, compared to $104.7 million for the fiscal year ended April 27, 2013.  Interface segment cost of products sold as a percentage of net sales increased to 74.0% in fiscal 2014, compared to 73.2% in fiscal 2013.  The increase in cost of products sold as a percentage of sales is primarily due to manufacturing inefficiencies due to lower sales volumes for our European sensor products as well as sales mix within the segment.

Gross Profit.  Interface segment gross profit increased $6.0 million, or 15.6%, to $44.4 million for the fiscal year ended May 3, 2014, compared to $38.4 million for the fiscal year ended April 27, 2013.  Gross margins as a percentage of net sales decreased to 26.0% in fiscal 2014, from 26.8% in fiscal 2013.  The decrease in gross margins is primarily due to lower sales volumes for our European sensor products as well as sales mix within the segment.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 0.6%, to $17.6 million for the fiscal year ended May 3, 2014, compared to $17.7 million for the fiscal year ended April 27, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 10.3% in fiscal 2014, from 12.4% in fiscal 2013.

Income from Operations.  Interface segment income from operations increased $6.1 million, or 29.5%, to $26.8 million for the fiscal year ended May 3, 2014, compared to $20.7 million for the fiscal year ended April 27, 2013, primarily due to higher sales volumes, partially offset with manufacturing inefficiencies and sales mix.

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$72.5	$52.6	$19.9	37.8%

Cost of products sold	55.0	40.9	14.1	34.5%

Gross profit	17.5	11.7	5.8	49.6%

Selling and administrative expenses	4.9	6.6	(1.7)	(25.8)%
Income from operations	$12.6	$5.1	$7.5	147.1%

Percent of sales:	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of products sold	75.9%	77.8%
Gross margins	24.1%	22.2%
Selling and administrative expenses	6.8%	12.5%
Income from operations	17.4%	9.7%

Net Sales.  Power Products segment net sales increased $19.9 million, or 37.8%, to $72.5 million for the fiscal year ended May 3, 2014, compared to $52.6 million for the fiscal year ended April 27, 2013.  Net sales increased in North America by $7.9 million, or 23.0%, to $42.2 million in fiscal 2014, compared to $34.3 million in fiscal 2013, primarily due to higher sales volumes for our PowerRail and associated products, partially offset by lower sales volumes for our heat sink products. Net sales in Europe increased by $7.5 million, or 220.6%, to $10.9 million in fiscal 2014, compared to $3.4 million in fiscal 2013, due to launches of a by-pass switch and busbars for electric vehicles, both of which launched in the second half of fiscal 2013. Net sales in Asia increased by $4.4 million, or 29.3%, to $19.4 million in fiscal 2014, compared to $15.0 million in fiscal 2013, primarily due to increased sales volumes of busbar and cabling assemblies.

Cost of Products Sold.  Power Products segment cost of products sold increased $14.1 million, or 34.5%, to $55.0 million for the fiscal year ended May 3, 2014, compared to $40.9 million for the fiscal year ended April 27, 2013.  The Power Products segment cost of products sold as a percentage of sales decreased to 75.9% in fiscal 2014, from 77.8% in fiscal 2013.  The decrease in cost of products sold as a percentage of sales is primarily due to higher sales volumes, favorable commodity pricing for raw materials and favorable product sales mix.

Gross Profit.  Power Products segment gross profit increased $5.8 million, or 49.6%, to $17.5 million for the fiscal year ended May 3, 2014, compared to $11.7 million for the fiscal year ended April 27, 2013.  Gross margins as a percentage of net sales increased to 24.1% in fiscal 2014 from 22.2% in fiscal 2013. The increase in gross margins is primarily due to favorable commodity pricing for raw materials and favorable product sales mix.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.7 million, or 25.8%, to $4.9 million for the fiscal year ended May 3, 2014, compared to $6.6 million for the fiscal year ended April 27, 2013.  Selling and administrative expenses as a percentage of net sales decreased to 6.8% in fiscal 2014 from 12.5% in fiscal 2013. Selling and administrative expenses decreased due to lower commission expense in North America.

Income From Operations.  Power Products segment income from operations increased $7.5 million, or 147.1%, to $12.6 million for the fiscal year ended May 3, 2014, compared $5.1 million for the fiscal year ended April 27, 2013, due to higher sales volumes, favorable commodity pricing for raw materials, favorable product sales mix and lower selling and administrative expenses.

Other Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 3, 2014	April 27, 2013	Net Change	Net Change
Net sales	$7.0	$6.2	$0.8	12.9%

Cost of products sold	7.4	7.0	0.4	5.7%

Gross profit	(0.4)	(0.8)	0.4	(50.0)%

Impairment of goodwill and intangible assets	1.7	4.3	(2.6)	(60.5)%
Selling and administrative expenses	4.9	2.7	2.2	81.5%

Loss from operations	$(7.0)	$(7.8)	$0.8	N/M

Percent of sales:	May 3, 2014	April 27, 2013
Net sales	100.0%	100.0%
Cost of products sold	105.7%	112.9%
Gross profit	(5.7)%	(12.9)%
Impairment of goodwill and intangible assets	24.3%	69.4%
Selling and administrative expenses	70.0%	43.5%
Loss from operations	(100.0)%	(125.8)%

Net Sales.  The Other segment net sales increased $0.8 million, or 12.9%, to $7.0 million for the fiscal year ended May 3, 2014, compared to $6.2 million for the fiscal year ended April 27, 2013.  Net sales from our testing facilities increased 14.8%, primarily due to increased vibration shock and environmental testing sales in fiscal 2014, compared to fiscal 2013.

Cost of Products Sold.  Other segment cost of products sold decreased $0.4 million, or 5.7%, to $7.4 million for the fiscal year ended May 3, 2014, compared to $7.0 million for the fiscal year ended April 27, 2013. Cost of products sold as a percentage of sales increased to 105.7% in fiscal 2014, compared to 112.9% in fiscal 2013. The increase in cost of products sold as a percentage of net sales is primarily due to increased development costs in our medical products and battery systems businesses.

Gross Profit.  The Other segment gross profit decreased $0.4 million, or 50.0%, to $0.4 million for the fiscal year ended May 3, 2014, compared to $0.8 million for the fiscal year ended April 27, 2013.  The decrease in gross margins as a percentage of net sales is primarily due to increased development costs in our medical products and battery systems businesses.

Impairment of Goodwill and Intangible Assets. In fiscal 2014, due to market conditions, management performed an impairment analysis of the intangible assets for our battery systems operating unit and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets. In fiscal 2013, as a result of our annual goodwill impairment testing, we determined that the fair value for this operating unit was less than the carrying value of their net assets and concluded that goodwill was impaired. We recorded a goodwill impairment charge of $4.3 million for this operating unit related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $2.2 million, or 81.5%, to $4.9 million for the fiscal year ended May 3, 2014, compared to $2.7 million for the fiscal year ended April 27, 2013.  Selling and administrative expenses as a percentage of net sales increased to 88.5% in fiscal 2014, from 70.0% in fiscal 2013. The increase in selling and administrative expenses is primarily due to increased headcount and professional fees for our medical products and battery systems businesses.

Loss From Operations  The Other segment loss from operations decreased $0.8 million to a loss of $7.0 million for the fiscal year ended May 3, 2014, compared to income of $7.8 million for the fiscal year ended April 27, 2013.  The decrease was primarily due to lower impairment charges and higher sales volumes, partially offset with higher selling and administrative expenses.

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Due to the shifting of operations from the U.S. to foreign locations, a significant amount of cash and expected future cash flows are located outside of the U.S. Of the $168.1 million of cash and cash equivalents as of May 2, 2015, $160.9 million was held in subsidiaries outside the U.S. Our foreign earnings continue to be indefinitely reinvested outside the U.S. and therefore not available to fund our domestic operations. We currently have minimal federal and state net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forwards have not otherwise been used) upon any future repatriation of funds.

Our Amended and Restated Credit Agreement, as amended, has a maturity date of September 21, 2017. The credit facility is in the maximum principal amount of $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At May 2, 2015, the interest rate on the credit facility was 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At May 2, 2015, we were in compliance with the covenants of the agreement. During fiscal 2015, we had no borrowings and payments of $43.7 million, which includes interest of $0.7 million under this credit facility. As of May 2, 2015, there were outstanding balances against the credit facility of $5.0 million.  There was $95.0 million available to borrow under the credit facility as of May 2, 2015, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of May 2, 2015.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013
Net income	$101.0	$96.2	$40.4
Depreciation and amortization	23.4	23.9	18.8
Changes in operating assets and liabilities	(8.9)	(23.7)	(26.5)
Other non-cash items	7.4	(24.0)	0.5
Cash flow from operations	$122.9	$72.4	$33.2

Operating Activities — Fiscal 2015 Compared to Fiscal 2014

Net cash provided by operating activities increased $50.5 million to $122.9 million for fiscal 2015, compared to $72.4 million for fiscal 2014, primarily due to decreased cash use from deferred income taxes and the changes in operating assets and liabilities. The net changes in assets and liabilities resulted in the decreased cash use of $14.8 million, to $8.9 million in fiscal 2015, compared to cash use of $23.7 million in fiscal 2014. The decreased cash use in fiscal 2015 compared to fiscal 2014 is primarily driven by the timing of receivable collections and the decrease in inventory levels.

Operating Activities — Fiscal 2014 Compared to Fiscal 2013

Net cash provided by operating activities increased $39.2 million to $72.4 million in fiscal 2014, compared to $33.2 million in fiscal 2013, primarily due to the increase of $55.8 million in net income. The net changes in accounts receivable, inventory and accounts payable balances, resulted in a cash use of $23.7 million in fiscal 2014. The increased cash use of these components in fiscal 2014 is primarily driven by increased sales and overall business levels in fiscal 2014 as compared to fiscal 2013.

Investing Activities — Fiscal 2015 Compared to Fiscal 2014

Net cash used in investing activities decreased by $11.6 million, to $11.3 million in fiscal 2015, compared to $22.9 million in fiscal 2014. Purchases of property, plant and equipment of decreased by $6.5 million, to $22.5 million in fiscal 2015, compared to $29.0 million in fiscal 2014. Purchases for both periods primarily relate to equipment purchases for new product launches. In fiscal 2015, we sold our interest in our Trace Laboratories businesses for $11.7 million. We received $11.2 million related to the sale, with the remaining $0.5 million held in escrow. The escrow amount in expected to be paid in fiscal 2016. In fiscal 2014, one of the Company's investments, an interest in Lumidigm, was sold for $7.2 million. We received cash of $6.1 million in fiscal 2014 related to the sale, with the remaining $1.1 million held in escrow. The escrow amount is expected to to paid in fiscal 2016.

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

Financing Activities — Fiscal 2015 Compared to Fiscal 2014

Net cash used by financing activities increased $47.1 million to $48.5 million in fiscal 2015, compared $1.4 million in fiscal 2014.  In fiscal 2015, the Company had no borrowings against the credit facility and payments of $43.0 million, compared to borrowings of $38.0 million and payments of $33.5 million in fiscal 2014. We paid dividends of $13.8 million and $11.3 million, in fiscal 2015 and 2014, respectively. Fiscal 2015 and fiscal 2014 includes $4.0 million and $5.0 million, respectively, of proceeds for the exercise of stock options and the related tax benefit of the exercises. Fiscal 2015 and fiscal 2014 includes $4.3 million and $0.4 million, respectively, related to tax benefit from stock option exercises.

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

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of May 2, 2015 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$14.6	$5.4	$6.1	$2.4	$0.7
Long-term debt	5.0	—	5.0	—	—
Purchase obligations	170.2	170.2	—	—	—
Deferred compensation	7.2	0.7	2.6	0.9	3.0
Total	$197.0	$176.3	$13.7	$3.3	$3.7

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

At the end of fiscal 2015, we performed a qualitative goodwill screening test of goodwill impairment on our Power Systems Group in the Power Products segment and Hetronic in our Interface segment. We considered the qualitative factors and weighed the evidence obtained and we determined that it is more likely than not that the fair value of the two reporting units is greater than the carrying value and therefore concluded that the goodwill for these reporting units was not impaired. At the end of fiscal 2015, we performed "step one" of the quantitative goodwill test on our TouchSensor reporting unit in our Interface segment. Based on this test, we determined that the fair value was less than the carrying value of the net assets. We completed "step two" of the goodwill test and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $11.1 million in our Interface segment related to these assets. In addition, at the end of fiscal 2015, we performed a quantitative impairment analysis of our indefinite-lived intangible asset and determined that the asset was not impaired.

At the end of fiscal 2014, we performed a qualitative goodwill screening test of goodwill impairment on our Power Systems Group in the Power Products segment and Hetronic in our Interface segment. We considered the qualitative factors and weighed the evidence obtained and we determined that it is more likely than not that the fair value of the two reporting units is greater than the carrying value and therefore concluded that the goodwill for these reporting units was not impaired. At the end of fiscal 2014, we performed "step one" of the quantitative goodwill test on our TouchSensor reporting unit in our Interface segment. Based on this test, we determined that the fair value of this reporting unit exceeded the carrying value by approximately 17% and thus concluded that the reporting unit was not impaired. In addition, at the end of fiscal 2014, we performed a quantitative impairment analysis of our indefinite-lived intangible asset and determined that the asset was not impaired.

Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Due to a change in strategic direction in the fourth quarter of fiscal 2015 management performed an impairment analysis on the TouchSensor operating unit's intangible assets and determined that the assets were not impaired. Due to changes in market conditions in fiscal 2014, management performed an impairment analysis on our Eetrex reporting unit in our Power Products segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

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

At May 3, 2014, we recorded a deferred tax benefit of $31.7 million related to the release of valuation allowances on U.S. federal and state deferred tax assets. These releases of the valuation allowance are a result of all available positive and negative evidence, including past operating results and the projection of future taxable income. Based on our cumulative profitability in recent quarters, together with our successful launch of the next generation integrated center stack program for GM trucks and expansion to SUVs and continued profitability in our business plan, we have determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance of $1.2 million related to certain state and federal net operating loss carryovers until we determine that these deferred tax assets are more likely than not realizable.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $16.1 million as of May 2, 2015 can be carried forward indefinitely.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $6.7 million and $3.0 million at May 2, 2015 and May 3, 2014, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $28.0 million at May 2, 2015 and $24.6 million at May 3, 2014.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk arises from our credit agreement, under which we had $5.0 million of net borrowings at May 2, 2015. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2014 based upon our current and expected levels of our debt.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 2, 2015 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 2, 2015. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2015 annual meeting to be held on September 17, 2015, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2015 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2015 annual meeting to be held on September 17, 2015, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2015 annual meeting to be held on September 17, 2015, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2015 annual meeting to be held on September 17, 2015, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2015 annual meeting to be held on September 17, 2015, and is incorporated herein by reference.

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

Dated:  June 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WALTER J. ASPATORE	Chairman of the Board	June 25, 2015
Walter J. Aspatore

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 25, 2015
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 25, 2015
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN	Chief Financial Officer	June 25, 2015
Douglas A. Koman

/s / WARREN L. BATTS	Director	June 25, 2015
Warren L. Batts

/s/ DARREN M. DAWSON	Director	June 25, 2015
Darren M. Dawson

/s / STEPHEN F. GATES	Director	June 25, 2015
Stephen F. Gates

/s / ISABELLE C. GOOSSEN	Director	June 25, 2015
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 25, 2015
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 25, 2015
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

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of May 2, 2015 and May 3, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended May 2, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and Subsidiaries at May 2, 2015 and May 3, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 2, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of May 2, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated June 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Methode Electronics, Inc.

We have audited Methode Electronics, Inc. and Subsidiaries’ internal control over financial reporting as of May 2, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Methode Electronics, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Methode Electronics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 2, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of May 2, 2015 and May 3, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 2, 2015, and our report dated June 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 25, 2015

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	May 2, 2015	May 3, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168.1	$116.4
Accounts receivable, less allowance (2015 — $0.5; 2014 —$0.7)	170.4	173.0
Inventories:
Finished products	16.0	14.2
Work in process	12.2	12.0
Materials	42.7	45.4
	70.9	71.6
Deferred income taxes	15.0	8.7
Prepaid and refundable income taxes	1.8	0.4
Prepaid expenses and other current assets	12.1	11.6
TOTAL CURRENT ASSETS	438.3	381.7
PROPERTY, PLANT AND EQUIPMENT
Land	0.8	3.1
Buildings and building improvements	44.4	45.9
Machinery and equipment	264.0	274.6
	309.2	323.6
Less allowances for depreciation	215.9	222.4
	93.3	101.2
OTHER ASSETS
Goodwill	1.7	13.0
Other intangibles, less accumulated amortization	11.3	13.0
Cash surrender value of life insurance	7.0	8.2
Deferred income taxes	32.1	40.0
Pre-production costs	10.5	10.5
Other	11.6	7.9
	74.2	92.6
TOTAL ASSETS	$605.8	$575.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70.1	$82.0
Salaries, wages and payroll taxes	30.6	15.3
Other accrued expenses	17.2	15.9
Deferred income taxes	1.7	1.3
Income tax payable	11.0	4.6
TOTAL CURRENT LIABILITIES	130.6	119.1
LONG-TERM DEBT	5.0	48.0
OTHER LIABILITIES	4.0	3.4
DEFERRED COMPENSATION	7.2	12.8
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,702,036 and 39,262,168 shares issued as of May 2, 2015 and May 3, 2014, respectively	19.9	19.6
Additional paid-in capital	102.2	89.8
Accumulated other comprehensive income/(loss)	(8.3)	24.7
Treasury stock, 1,346,624 and 1,342,188 shares as of May 2, 2015 and May 3, 2014, respectively	(11.5)	(11.4)
Retained earnings	356.5	269.2
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	458.8	391.9
Noncontrolling interest	0.2	0.3
TOTAL EQUITY	459.0	392.2
TOTAL LIABILITIES AND EQUITY	$605.8	$575.5
 See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013

Net sales	$881.1	$772.8	$519.8

Cost of products sold	662.3	616.1	428.2

Gross profit	218.8	156.7	91.6

Impairment of goodwill and intangible assets	11.1	1.7	4.3
Income from settlement	—	—	(20.0)
Selling and administrative expenses	94.0	79.6	66.3
Amortization of intangibles	1.5	1.8	1.8

Income from operations	112.2	73.6	39.2

Gain from sale of business	(7.7)	—	—
Interest (income)/expense, net	(0.7)	0.3	—
Other (income)/expense	(0.2)	(2.6)	1.3

Income before income taxes	120.8	75.9	37.9

Income tax expense/(benefit)	19.8	(20.3)	(2.5)

Net income	101.0	96.2	40.4
Less: Net income/(loss) attributable to noncontrolling interest	(0.1)	0.1	(0.3)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$101.1	$96.1	$40.7

Basic and diluted income per share:
Basic income per share	$2.61	$2.53	$1.09
Diluted income per share	$2.57	$2.51	$1.08

Cash dividends per share:
Common stock	$0.36	$0.30	$0.28

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013

Net income	$101.0	$96.2	$40.4

Other comprehensive income/(loss):
Foreign currency translation adjustments	(33.0)	9.0	0.1
Total comprehensive income	68.0	105.2	40.5

Comprehensive income/(loss) attributable to non-controlling interest	(0.1)	0.1	(0.3)
Comprehensive income attributable to Methode shareholders	$68.1	$105.1	$40.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended May 2, 2015, May 3, 2014 and April 27, 2013 - (in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance at April 28, 2012	38,375,678	$19.2	$77.6	$15.6	$(11.4)	$154.0	$0.2	$255.2
Earned portion of restricted stock awards	27,000	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	3.3	—	—	—	—	3.3
Exercise of options	53,175	—	0.6	—	—	—	—	0.6
Foreign currency translation adjustments	—	—	—	0.1	—	—	—	0.1
Net income for year	—	—	—	—	—	40.7	—	40.7
Cash dividends on common stock	—	—	—	—	—	(10.3)	—	(10.3)
Balance at April 27, 2013	38,455,853	$19.2	$81.5	$15.7	$(11.4)	$184.4	$0.2	$289.6
Earned portion of restricted stock awards	27,000	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	3.3	—	—	—	—	3.3
Exercise of options	779,315	0.4	4.6	—	—	—	—	5.0
Tax benefit from stock option exercises	—	—	0.4	—	—	—	—	0.4
Foreign currency translation adjustments	—	—	—	9.0	—	—	—	9.0
Net income for year	—	—	—	—	—	96.1	0.1	96.2
Cash dividends on common stock	—	—	—	—	—	(11.3)	—	(11.3)
Balance at May 3, 2014	39,262,168	$19.6	$89.8	$24.7	$(11.4)	$269.2	$0.3	$392.2
Earned portion of restricted stock awards	39,675	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	4.4	—	(0.1)	—	—	4.3
Exercise of options	400,193	0.3	3.7	—	—	—	—	4.0
Tax benefit from stock option exercises	—	—	4.3	—	—	—	—	4.3
Foreign currency translation adjustments	—	—	—	(33.0)	—	—	—	(33.0)
Net income for year	—	—	—	—	—	101.1	(0.1)	101.0
Cash dividends on common stock	—	—	—	—	—	(13.8)	—	(13.8)
Balance at May 2, 2015	39,702,036	$19.9	$102.2	$(8.3)	$(11.5)	$356.5	$0.2	$459.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013
OPERATING ACTIVITIES
Net income	$101.0	$96.2	$40.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	—	0.2	—
Impairment of goodwill and intangible assets	11.1	1.7	4.3
Gain on sale of business	(7.7)	—	—
Provision for depreciation	21.9	22.1	17.0
Amortization of intangible assets	1.5	1.8	1.8
Stock-based compensation	4.3	3.3	3.3
Provision for bad debt	—	—	0.1
Deferred income taxes	(0.3)	(29.2)	(7.2)
Changes in operating assets and liabilities:
Accounts receivable	(8.6)	(49.7)	(21.2)
Inventories	(1.6)	(11.0)	(16.1)
Prepaid expenses and other assets	(1.6)	0.2	9.1
Accounts payable and other expenses	2.9	36.8	1.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	122.9	72.4	33.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22.5)	(29.0)	(38.6)
Acquisition of businesses	—	—	(1.4)
Sale of business/investment	11.2	6.1	—
NET CASH USED IN INVESTING ACTIVITIES	(11.3)	(22.9)	(40.0)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	4.0	5.0	0.6
Tax benefit from stock option exercises	4.3	0.4	—
Cash dividends	(13.8)	(11.3)	(10.3)
Proceeds from borrowings	—	38.0	37.0
Repayment of borrowings	(43.0)	(33.5)	(41.5)
NET CASH USED IN FINANCING ACTIVITIES	(48.5)	(1.4)	(14.2)
Effect of foreign currency exchange rate changes on cash	(11.4)	2.5	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51.7	50.6	(21.0)
Cash and cash equivalents at beginning of year	116.4	65.8	86.8
CASH AND CASH EQUIVALENTS AT END OF YEAR	$168.1	$116.4	$65.8

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

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Fiscal 2015 and fiscal 2013 represent fifty-two weeks of results and fiscal 2014 represents fifty-three weeks of results.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  Revenue from cabling infrastructure systems installations is recognized when the installation is completed, tested and accepted by the customer. We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2015, 2014 or 2013.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other (income)/expense.  In fiscal 2015, we had foreign exchange gains of $0.2 million. In fiscal 2014 and fiscal 2013, we had foreign exchange losses of $0.8 million and $1.1 million, respectively.

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

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not the reporting units' fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a two-step impairment test (a quantitative analysis). We may also elect to proceed directly to the two-step impairment analysis without considering such qualitative factors.

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
Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development costs for the fiscal years ended May 2, 2015, May 3, 2014 and April 27, 2013 amounted to $24.5 million, $25.7 million and $23.7 million, respectively.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This Accounting Standards Update ("ASU") requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard requires a retrospective

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

application in order to reflect the period specific effects of applying the new guidance. We do not believe the adoption of this standard will have any significant effect on our ongoing financial reporting.

In May 2014, the FASB issued update 2014-09, ASC 606, Revenue from Contracts with Customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In April 2015, the FASB issued an exposure draft that would delay by one year the effective date of its new revenue recognition standard. Management is assessing the impact of adoption on its consolidated financial statements.

In February 2015, the FASB issued an accounting standard which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new accounting standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. We do not believe the adoption of this standard will have any significant effect on our ongoing financial reporting.

In January 2015, the FASB issued an accounting standard which eliminates the concept of extraordinary items from generally accepted accounting principles. The standard does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The standard allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have any significant effect on our ongoing financial reporting.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. We early adopted this standard in our current fiscal year. The adoption of this guidance did not have a material impact on our financial statements.

2.  Acquisitions and Divestitures

Fiscal 2015 Divestitures

On February 3, 2015, we sold our 100% ownership interest in our Trace Laboratories businesses for $11.7 million, including $0.5 million held in escrow which is expected to be received in fiscal 2016. The businesses, located in Maryland and Illinois, provided services for qualification testing and certification, and analysis of electronic and optical components. The net assets of the businesses had a book value of $4.0 million. We recorded a pre-tax gain of $7.7 million, related to the sale of the net assets.

Fiscal 2014 Divestitures

On February 10, 2014, one of the Company's investments, an interest in Lumidigm, with a cost basis of $4.1 million, was sold. The Company's portion of the cash proceeds from the sale is $7.3 million, which resulted in a pre-tax gain of $3.2 million. The proceeds from the sale include $1.1 million held in escrow, which is expected to be received in fiscal 2016. The Company recorded the transaction in the fourth quarter of fiscal 2014. The Company continues to hold an exclusive license in Lumidigm for certain transportation markets.

Fiscal 2013 Acquisitions

In September 2012, we acquired certain assets of Hetronic South Europe S.R.L. for $1.4 million in cash, as well as the forgiveness of debt owed to the Company of $1.3 million, for total consideration of $2.7 million. We operate this business

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

under the name Hetronic Italy. The business, located in Milan, Italy, is a market leader in industrial safety radio remote controls, primarily serving the Italian market. The accounts and transactions of Hetronic Italy have been included in the Hetronic Group in the Interface segment in the consolidated financial statements from the effective date of the acquisition.

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

3.  Intangible Assets and Goodwill
Prior to our annual goodwill impairment testing at the end of fiscal 2015, we had goodwill of $11.8 million for two reporting units in the Interface segment and goodwill of $1.0 million for one reporting unit in the Power Products segment, for a total of $13.0 million.
We performed a qualitative goodwill screening test of goodwill impairment on our Power Systems Group in the Power Products segment and Hetronic in our Interface segment. We considered the qualitative factors and weighed the evidence obtained and we determined that it is more likely than not that the fair value of the two reporting units is greater than the carrying value, and therefore concluded that the assets were not impaired.
We completed "step two" of the goodwill test for our TouchSensor reporting unit which had a fair value less than the carrying value and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $11.1 million in our Interface segment related to these assets. The assumptions used in the valuation of these reporting units were made using management's most recent projections which are considered level 3 inputs in the fair value hierarchy. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Due to changes in market conditions in fiscal 2014, management performed an impairment analysis on our Eetrex reporting unit in our Power Products segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

Prior to our annual goodwill impairment testing at the end of fiscal 2013, we had goodwill of $12.0 million for two reporting units in the Interface segment and goodwill of $5.2 million for two reporting units in the Power Products segment, for a total of $17.2 million. We performed "step one" of the goodwill test on the four reporting units. Based on this test, we determined that the fair value for three of the reporting units exceeded their carrying values by approximately 16% to 75%, and one reporting unit was less than the carrying value of the net assets. We completed "step two" of the goodwill test for our Eetrex reporting unit which had a fair value less than the carrying value and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $4.3 million in our Power Products segment related to these assets. The assumptions used in the valuation of these reporting units were made using management's most recent projections which are considered level 3 inputs in the fair value hierarchy.

The fair value of our trademarks are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate which are considered level 3 inputs in the fair value hierarchy. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. Based on results of our impairment test performed on one reporting unit in the Interface segment as of May 2, 2015 and May 3, 2014, no impairment was determined to exist. The fair values of the trademarks tested exceeded their carrying value by approximately 64% and 117% for fiscal 2015 and 2014, respectively.

Goodwill increased $0.8 million in fiscal 2013 related to the purchase of the Hetronic Italy business. See Note 2 for more information.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table shows the roll-forward of goodwill.

	Interface	Power Products	Total
Balance as of April 28, 2012	$11.1	$5.3	$16.4

Impairment	—	(4.3)	(4.3)
Acquisitions	0.8	—	0.8
Foreign currency translation	—	—	—
Balance as of April 27, 2013	11.9	1.0	12.9

Impairment	—	—	—
Acquisitions	—	—	—
Foreign currency translation	0.1	—	0.1
Balance as of May 3, 2014	12.0	1.0	13.0

Impairment	(11.1)	—	(11.1)
Foreign currency translation	(0.2)	—	(0.2)
Balance as of May 2, 2015	$0.7	$1.0	$1.7

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of May 2, 2015
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.3	$15.0	$1.3	8.8
Trade names, patents and technology licenses	25.8	15.8	10.0	3.3
Covenants not to compete	0.1	0.1	—	2.4
Total	$42.2	$30.9	$11.3

	As of May 3, 2014
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.6	$14.7	$1.9	9.9
Trade names, patents and technology licenses	25.8	14.8	11.0	9.8
Covenants not to compete	0.1	—	0.1	3.4
Total	$42.5	$29.5	$13.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2016	$2.4
2017	$2.3
2018	$2.2
2019	$2.1
2020	$0.2

At the end of fiscal 2015 the Company reviewed the estimated useful lives of some of the patents due to current business conditions and shift in strategic direction changed the remaining useful lives of these assets from 12.0 years to 4.0 years.

As of May 2, 2015 and May 3, 2014, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.  Shareholders’ Equity

Common Stock.   The number of shares of common stock, par value $0.50 per share, authorized, issued and outstanding and in treasury, was as follows:

	May 2, 2015	May 3, 2014
Authorized	100,000,000	100,000,000
Issued and outstanding	39,702,036	39,262,168
In treasury	1,346,624	1,342,188

Dividends

We paid dividends totaling $13.8 million, $11.3 million and $10.3 million during fiscal 2015, 2014 and 2013, respectively.

2014 Incentive Plan

On July 15, 2014, our Board of Directors, on the recommendation of our Compensation Committee, adopted the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”). The 2014 Incentive Plan provides for discretionary grants of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance units to key employees and directors. The 2014 Incentive Plan was voted on and approved by the shareholders at our annual shareholders meeting on September 18, 2014.

The 2014 Incentive Plan is intended to align the interests of our eligible directors and employees with the interests of our shareholders, recognize the contributions made by our directors and employees, provide additional incentives to our directors and employees to promote the success of our businesses, and improve our ability to attract and retain qualified employees and directors.
The number of shares of our common stock that may be issued under the 2014 Incentive Plan is 3,000,000, less one share for every one share of common stock issued or issuable pursuant to awards made after May 3, 2014 under the 2007 Stock Plan or 2010 Stock Plan. Awards that may be settled only in cash will not reduce the number of shares available for issuance under the 2014 Incentive Plan.
Shares issuable under the 2014 Incentive Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2014 Incentive Plan (or, after May 3, 2014, an award under the 2007 Stock Plan or 2010 Stock Plan) expires, terminates, is forfeited or cancelled, is settled in cash in lieu of shares of common stock, or is exchanged for a non-stock award

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

under certain circumstances, the shares subject to the award will again be available for issuance under the 2014 Incentive Plan. As of May 2, 2015, there were 2,986,500 shares available for award under the 2014 Incentive Plan.
Restricted Stock Awards Awarded Under the 2014 Incentive Plan

We issued 13,500 shares in fiscal 2015 to our independent directors all of which vested immediately upon grant.

2010 Stock Plan

The 2010 Stock Plan permits a total of 2,000,000 shares of our common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance share units. The 2010 Stock Plan is designed to allow for "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended ("Code"). As such, qualified awards payable pursuant to the 2010 Stock Plan should be deductible for federal income tax purposes under most circumstances. In the event of a change in control, the vesting of all outstanding option awards will be accelerated. With the approval of the 2014 Incentive Plan, no further awards shall be granted under the 2010 Stock Plan.

Stock Options Awarded Under the 2010 Stock Plan

In fiscal 2015, 2014 and 2013, our Compensation Committee awarded options to purchase 108,000 shares, 120,000 shares and 120,000 shares, respectively, of our common stock to our executive officers. The stock options have a ten-year term and will vest 33.3% each year over a three-year period.  The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for fiscal 2015, 2014 and 2013:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding April 28, 2012	240,000	$9.97
Awarded	120,000	8.64
Exercised	—	—
Cancelled	—	—
Outstanding April 27, 2013	360,000	9.53
Awarded	120,000	17.27
Exercised	(59,999)	9.50
Cancelled	—	—
Outstanding May 3, 2014	420,001	11.74
Awarded	108,000	37.01
Exercised	(285,334)	10.47
Cancelled	—	—
Outstanding May 2, 2015	242,667	$24.49

Options Outstanding at May 2, 2015
Shares	Exercise Price	Avg. Remaining Life (Years)
5,333	10.70	6.3
40,000	8.64	7.3
89,334	17.27	8.3
108,000	37.01	9.3
242,667	$24.49

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Options Exercisable at May 2, 2015
Shares	Exercise Price	Avg. Remaining Life (Years)
5,333	10.70	6.3
9,334	17.27	8.3
14,667	$14.88

The options outstanding had an intrinsic value of $4.6 million at May 2, 2015. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on May 2, 2015.

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010 Stock Plan
	Fiscal 2015	Fiscal 2014	Fiscal 2013
	Awards	Awards	Awards
Average expected volatility	51.00%	65.33%	66.15%
Average risk-free interest rate	1.00%	0.65%	0.39%
Dividend yield	1.66%	2.81%	2.94%
Expected life of options (in years)	4.12	7.61	7.18
Weighted-average grant-date fair value	$14.99	$8.39	$4.13

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

Restricted Stock Awards and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2012, our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management. The performance measure is the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restriction will lapse, one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited. The Company exceeded the targeted internal enterprise value measure for fiscal 2015.

During fiscal 2011, the Compensation Committee awarded 640,000 shares of RSAs to certain executive officers. The performance measure will be the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value shall equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restrictions will lapse, at the end of fiscal 2015 to the extent the performance goals have been achieved. The remaining shares will be forfeited. The Company exceeded the targeted internal enterprise value measure for fiscal 2015.

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

Tandem Cash Award - The executives were also granted RSA tandem cash awards. These cash incentive awards will become payable if performance under the RSAs described above exceeds target performance. If the performance measure target for the RSAs is exceeded, the amount payable under the RSA tandem cash awards will equal the product of the closing price of our common stock as of May 1, 2015 and the number of RSAs awarded to such executive officers not to exceed 40% of the awarded RSAs. The Company exceeded the targeted internal enterprise value measure for fiscal 2015. In fiscal 2015, 2014 and 2013 respectively, we recorded a compensation expense of $5.6 million, $3.9 million and $2.1 million related to the tandem cash awards. Prior to those periods, we had not recorded any expense for the tandem cash awards.

The following table summarizes the RSA and RSU activity for fiscal 2015, 2014 and 2013 under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 28, 2012	700,000	180,000
Awarded	—	—
Vested	—	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at April 27, 2013	700,000	120,000
Awarded	—	—
Vested	—	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at May 3, 2014	700,000	60,000
Awarded	—	—
Vested	(633,333)	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at May 2, 2015	66,667	—

			Weighted Average Value	Probable Unearned Compensation Expense at May 2, 2015	Target Unearned Compensation Expense at May 2, 2015
Grant Fiscal Year	Number of Shares Granted, less Forfeitures	Vesting Period
2012	100,000	One-third per year, beginning in fiscal 2015, performance based	$8.10	$0.1	$0.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

2007 Stock Plan

The 2007 Stock Plan permited a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is canceled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  With the approval of the 2014 Incentive Plan, no further awards shall be granted under the 2007 Stock Plan.

Stock Options Awarded Under the 2007 Stock Plan

In fiscal 2015, 2014 and 2013, respectively, our Compensation Committee awarded options to purchase 50,500 shares, 42,500 shares and 42,500 shares of our common stock to certain non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan as of May 2, 2015:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 28, 2012	738,000	5.79

Awarded	42,500	8.64
Exercised	(2,500)	8.10
Cancelled	—	—
Outstanding at April 27, 2013	778,000	5.94

Awarded	42,500	17.27
Exercised	(648,141)	5.60
Cancelled	—	—
Outstanding at May 3, 2014	172,359	10.02

Awarded	50,500	37.01
Exercised	(114,859)	8.55
Cancelled	—	—
Outstanding at May 2, 2015	108,000	24.21

Options Outstanding
at May 2, 2015

Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	10.55	5.3
10,000	8.10	6.5
14,167	8.64	7.3
28,333	17.27	8.3
50,500	37.01	9.3
108,000	$24.21

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Options Exercisable
at May 2, 2015

Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	10.55	5.3
10,000	8.10	6.5
15,000	$8.92

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2015 Awards	Fiscal 2014 Awards	Fiscal 2013 Awards
Average expected volatility	51.00%	65.33%	66.15%
Average risk-free interest rate	1.00%	0.65%	0.39%
Dividend yield	1.66%	2.81%	2.94%
Expected life of options	4.12 years	7.61 years	7.18 years
Weighted-average grant-date fair value	$14.99	$8.39	$4.13

The options outstanding had an intrinsic value of $2.1 million at May 2, 2015.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code.  The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid.   The RSU’s were fully vested as of May 2, 2015.  As of May 2, 2015, 12,675 shares have been delivered in connection with the RSUs with a remaining balance to be delivered of 212,325 shares.

At the beginning of fiscal 2015, there were no RSAs outstanding under the 2007 Stock Plan. We issued 13,500 shares in fiscal 2015 and 27,000 shares in fiscal 2014 and fiscal 2013 of restricted shares to our independent directors all of which vested immediately upon grant.

The following table summarizes the RSA activity under the 2007 Stock Plan:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Unvested at beginning of fiscal year	—	—	—
Awarded	13,500	27,000	27,000
Vested	(13,500)	(27,000)	(27,000)
Forfeited	—	—	—
Unvested at end of period	—	—	—

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

2000 and 2004 Stock Plans

Stock Options Outstanding Under the 2000 and 2004 Stock Plans

There were no stock options under the 2000 and 2004 Stock Plans outstanding as of May 2, 2015.  Options to purchase 1,410 and 128,105 shares of our common stock expired during fiscal 2014 and 2013, respectively.

The following tables summarize the stock option activity and related information for the stock options granted under the 2000 and 2004 Stock Plans for fiscal 2015, 2014 and 2013:

	Options Outstanding		Exercisable Options
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
April 28, 2012	251,365	$10.96	251,365	$10.96

Granted	—	—
Exercised	(50,675)	11.44
Cancelled	(128,105)	10.50
April 27, 2013	72,585	11.44	72,585	11.44

Granted	—	—
Exercised	(71,175)	11.44
Cancelled	(1,410)	11.44
May 3, 2014	—	$—	—	$—

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2014, 2010, 2007, 2004 and 2000 Stock Plans in the selling and administrative section of our consolidated statement of operations. Our awards subject to graded vesting are recognized using the accelerated recognition method. As of May 2, 2015, we had $1.5 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 2.0 years.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The table below summarizes the expense related to the equity awards for fiscal 2015, 2014 and 2013.

	Compensation Expense
	Fiscal 2015	Fiscal 2014	Fiscal 2013
2014 Incentive Plan:
RSAs	$0.5	$—	$—
Total 2014 Incentive Plan	$0.5	$—	$—

2010 Stock Plan:
RSAs	$1.5	$1.5	$1.5
RSUs	0.1	0.3	0.5
Stock options	1.2	0.8	0.5
Total 2010 Stock Plan	$2.8	$2.6	$2.5

2007 Stock Plan:
RSAs	$0.5	$0.4	$0.2
Stock options	0.5	0.3	0.6
Total 2007 Stock Plan	$1.0	$0.7	$0.8

Total Compensation Expense	$4.3	$3.3	$3.3

5.  Employee 401(k) Savings Plan

We have an employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the employee 401(k) Savings Plan were $1.3 million, $1.4 million and $1.3 million in fiscal 2015, 2014 and 2013, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

6.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	May 2, 2015	May 3, 2014
Deferred tax liabilities:
Accelerated tax depreciation	$2.0	$2.9
Foreign tax withheld	1.7	1.3
Deferred income	0.9	1.3
	4.6	5.5
Deferred tax assets:
Deferred compensation and stock award amortization	7.6	8.4
Inventory valuation differences	2.1	2.2
Property valuation differences	2.0	2.0
Accelerated book amortization	10.1	7.6
Environmental reserves	1.1	1.0
Bad debt reserves	0.1	0.2
Vacation accruals	1.0	0.9
Restructuring accruals	—	0.1
Foreign investment tax credit	16.1	22.9
Net operating loss carryovers	5.2	8.1
Foreign tax credits	3.7	11.0
Research tax credits	—	0.6
Other accruals	3.0	1.9
	52.0	66.9
Less valuation allowance	2.0	14.0
Total deferred tax assets	50.0	52.9
Net deferred tax assets	$45.4	$47.4
Balance sheet classification:
Current asset	$15.0	$8.7
Non-current asset	32.1	40.0
Current liability	(1.7)	(1.3)
	$45.4	$47.4

In addition to the deferred tax assets listed in the table above, the Company had an unrecorded tax benefit of $4.5 million at May 2, 2015, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for the Company's common stock issued under the Company's stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into our tax attribute carry-forwards, which are discussed below.

At May 2, 2015, we recorded a deferred tax benefit of $7.2 million related to the release of foreign valuation allowance and a $1.4 million deferred tax benefit related to the release of our state valuation allowance. The Company evaluated all available positive and negative evidence, including past operating results and the projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our state net deferred tax assets. We will continue to maintain a valuation allowance of $1.2 million related to certain state and federal net operating loss carryovers until we determine that these deferred tax assets are more likely than not realizable.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

At May 2, 2015, we had available $2.1 million of federal and $80.6 million of state net operating loss carryforwards (having a tax benefit of $0.7 million and $3.8 million, respectively), and $3.7 million of foreign tax credit carryforwards. If unused, the U.S. federal net operating loss carryforwards will expire in the years 2018 through 2031. The state net operating loss carryforwards will expire in the years 2016 through 2035. The foreign tax credits will expire in the years 2023 through 2024.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $16.1 million as of May 2, 2015 can be carried forward indefinitely.  We record investment tax credits using the "flow through" method.

Components of income before income taxes are as follows:

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013
Domestic source	$39.9	$21.0	$(1.2)
Foreign source	80.9	54.9	39.1
Income/(loss) before income tax	$120.8	$75.9	$37.9

Income taxes consisted of the following:

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013
Current
Federal	$5.4	$0.2	$—
Foreign	13.8	8.0	4.6
State	0.9	0.7	0.1
Subtotal	20.1	8.9	4.7

Deferred
Federal and state	6.0	(31.7)	—
Foreign	(6.3)	2.5	(7.2)
Subtotal	(0.3)	(29.2)	(7.2)
Total income tax/(benefit)	$19.8	$(20.3)	$(2.5)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	May 2, 2015		May 3, 2014		April 27, 2013
Income tax at statutory rate	$42.2	35.0%	$26.5	35.0%	$13.3	35.0%
Effect of:
State income taxes, net of federal benefit	0.8	0.6%	0.4	0.5%	0.1	0.3%
Foreign operations with lower statutory rates	(11.5)	(9.5)%	(13.2)	(17.4)%	(11.4)	(30.1)%
Foreign losses with no tax benefit	0.1	0.1%	1.0	1.3%	1.9	5.0%
Foreign investment tax credit	(8.3)	(6.9)%	1.6	2.1%	(7.5)	(19.8)%
Change in tax contingency reserve	0.2	0.2%	0.2	0.3%	(0.1)	(0.1)%
Change in permanent reinvestment assertion	0.3	0.2%	(2.8)	(3.7)%	—	—%
Change in valuation allowance	(3.6)	(3.0)%	(32.6)	(43.0)%	(1.2)	(3.3)%
Other, net	(0.4)	(0.3)%	(1.4)	(1.8)%	2.4	6.4%
Income tax provision/(benefit)	$19.8	16.4%	$(20.3)	(26.7)%	$(2.5)	(6.6)%

We paid income taxes of $9.0 million in fiscal 2015, $6.2 million in fiscal 2014 and $5.9 million in fiscal 2013.  No U.S. provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested within our foreign operations.  If the undistributed net income of $276.0 million were distributed as dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $96.6 million, before available foreign tax credits.  It is not practicable to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.

 As of May 2, 2015, our gross unrecognized tax benefits totaled $0.9 million.  After considering the federal impact on the state issues, $0.9 million of this total would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 3, 2014	$0.6
Increases for positions related to the prior years	0.1
Increases for positions related to the current year	0.2
Decreases for positions related to the prior years	—
Lapsing of statutes of limitations	—
Balance at May 2, 2015	$0.9

The U.S. federal and state statute of limitations remains open for fiscal year ended on or after April 30, 2011.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $0.1 million accrued for interest and no accrual for penalties at May 2, 2015.

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

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013
Numerator:
Net income attributable to Methode Electronics, Inc.	101.1	$96.1	$40.7

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding and vested/unissued restricted stock awards	38,686,715	37,973,697	37,406,386
Dilutive potential common shares-employee, restricted stock awards and restricted stock units	580,151	242,562	480,240
Denominator for diluted earnings per share	39,266,866	38,216,259	37,886,626

Basic and diluted income per share:
Basic income per share	$2.61	$2.53	$1.09
Diluted income per share	$2.57	$2.51	$1.08

Options to purchase 158,500 shares of common stock were outstanding at May 2, 2015 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares, therefore, the effect would have been anti-dilutive. Options to purchase 297,585 shares of common stock were outstanding at April 27, 2013 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.  In addition, restricted stock awards of 700,000 shares have been excluded in the computation of diluted net income per share for fiscal 2014 and fiscal 2013, as these awards were contingent on the Company's performance in fiscal 2015.
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

At May 2, 2015 and May 3, 2014, we had accruals, primarily based upon independent engineering studies, for environmental matters of $2.8 million and $2.7 million, respectively, of which $0.5 million was classified in other accrued expenses and the remainder was included in other long-term liabilities on our consolidated balance sheet.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2015, we spent $0.5 million on remediation cleanups and related studies compared with $0.4 million in fiscal 2014 and $0.4 million in fiscal 2013.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2015, 2014 or 2013.

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies.  In June 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages , as well as various forms of injunctive relief.  The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander.  On April 2, 2015, we amended our complaint against the Fuchs Companies to add additional unfair competition and Lanham Act claims and to add additional, affiliated parties. The defendants filed motions to dismiss that are fully briefed and are awaiting ruling by the Court.  Discovery has commenced in the case and is ongoing.

10.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 44.8% and 12.8% of consolidated net sales in fiscal 2015; these two customers accounted for 36.4% and 14.5% of consolidated net sales, respectively in fiscal 2014 and these two customers accounted for 16.7% and 19.9% of consolidated net sales in fiscal 2013.

At May 2, 2015 and May 3, 2014, accounts receivable from customers in the automotive industry were approximately $83.6 million and $85.6 million, respectively, which included $55.1 million and $58.7 million, respectively, at our North American reporting unit.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers have not been material.

11.  Line of Credit

Our Amended and Restated Credit Agreement, as amended, has a maturity date of September 21, 2017. The credit facility is in the maximum principal amount of $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At May 2, 2015, the interest rate on the credit facility was 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At May 2, 2015, we were in compliance with the covenants of the agreement. During fiscal 2015, we had no borrowings and payments of $43.7 million, which includes interest of $0.7 million under this credit facility. As of May 2, 2015, there were outstanding balances against the credit facility of $5.0 million.  There was $95.0 million available to borrow under the credit facility as of May 2, 2015, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of May 2, 2015.
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

We have multiple operating segments that are aggregated in four reportable segments. Those segments are Automotive, Interface, Power Products and Other.

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

The Interface segment provides a variety of copper and fiber-optic Interface and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, personal computer and express card packaging and terminators, solid-state field effect interface panels, and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The Other segment includes medical devices, inverters and battery systems and insulated gate bipolar transistor solutions. The Other segment also included independent laboratories that provide services for qualification, testing and certification, and analysis of electronic and optical components. The independent laboratories were sold at the end of the third quarter of fiscal 2015.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 above.  We allocate resources to and evaluate performance of segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

The tables below presents information about our reportable segments. The Interface segment income from operations for fiscal 2015 includes an impairment of goodwill charge of $11.1 million. The Automotive segment's income from operations for fiscal 2013 includes $20.0 million of income from settlement.  The reporting segment results for the fiscal years ended May 2, 2014 and April 27, 2013 have been reclassified to conform with the segment presentation for the fiscal year ended May 2, 2015.

	Fiscal Year Ended May 2, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	633.0	163.8	86.1	5.5	(7.3)	881.1
Transfers between segments	(4.6)	(2.1)	(0.4)	(0.3)	7.4	—
Net sales to unaffiliated customers	$628.4	$161.7	$85.7	$5.2	$0.1	$881.1

Income/(loss) from operations	124.9	7.0	23.2	(6.4)	(36.5)	112.2
Gain on sale of business						(7.7)
Interest income, net						(0.7)
Other income, net						(0.2)
Income before income taxes						$120.8

Depreciation and amortization	16.6	2.8	2.4	0.4	1.2	$23.4

Identifiable assets	365.5	186.4	38.5	3.7	11.7	$605.8

	Fiscal Year Ended May 3, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$524.6	$173.6	$72.7	$7.2	$(5.3)	$772.8
Transfers between segments	(2.2)	(2.8)	(0.2)	(0.2)	5.4	—
Net sales to unaffiliated customers	$522.4	$170.8	$72.5	$7.0	$0.1	$772.8

Income/(loss) from operations	$69.4	$26.8	$12.6	$(7.0)	$(28.2)	$73.6
Interest expense, net						0.3
Other income, net						(2.6)
Income before income taxes						$75.9

Depreciation and amortization	$16.4	$2.9	$2.4	$2.5	$1.4	$25.6

Identifiable assets	$366.1	$155.0	$32.1	$4.8	$17.5	$575.5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

	Fiscal Year Ended April 27, 2013
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	318.8	$145.5	$52.8	$6.3	$(3.6)	$519.8
Transfers between segments	(0.9)	(2.4)	(0.2)	(0.1)	3.6	—
Net sales to unaffiliated customers	$317.9	$143.1	$52.6	$6.2	$—	$519.8

Income (loss) from operations	$41.1	$20.7	$5.1	$(7.8)	$(19.9)	$39.2
Other expense						1.3
Income/(loss) before income taxes						$37.9

Depreciation and amortization	$11.8	$3.0	$2.3	$0.5	$1.2	$18.8

Identifiable assets	$277.5	$138.0	$28.6	$6.7	$(15.9)	$434.9

The following table sets forth certain geographic financial information for fiscal years ended May 2, 2015, May 3, 2014 and April 27, 2013.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	May 2, 2015	May 3, 2014	April 27, 2013
Net Sales:
U.S.	$564.6	$456.6	$242.9
China	112.6	97.4	88.2
Malta	153.5	186.4	157.4
Other	50.4	32.4	31.3
Total Net Sales	$881.1	$772.8	$519.8

Property, Plant and Equipment:
U.S.	$42.7	$43.8	$45.1
China	9.0	6.6	7.4
Malta	28.0	37.5	32.5
Mexico	5.8	7.3	9.0
Other	7.8	6.0	4.4
Total Property, Plant and Equipment	$93.3	$101.2	$98.4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

13.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2026.  Rental expense under non-cancelable operating leases amounted to $5.5 million, $5.6 million and $4.6 million in fiscal 2015, 2014 and 2013, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2016	$5.4
2017	4.1
2018	2.0
2019	1.4
2020	1.0

14.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $10.5 million for both the fiscal year ended May 2, 2015 and May 3, 2014 of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

15.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended May 2, 2015 and May 3, 2014:

	Fiscal 2015 Quarter Ended
	August 2	November 1	January 31	May 2
Net sales	$218.1	$229.7	$206.0	$227.3
Gross profit	50.5	60.2	56.2	51.9
Net income attributable to Methode Electronics, Inc.	21.4	26.0	27.1	26.6
Net income per basic common share	$0.56	$0.67	$0.69	$0.69
Net income per diluted common share	$0.55	$0.66	$0.68	$0.68

	Fiscal 2014 Quarter Ended
	July 27	October 26	February 1	May 3
Net sales	$167.3	$190.9	$189.8	$224.8
Gross profit	34.0	41.4	38.5	42.8
Net income attributable to Methode Electronics, Inc.	13.6	19.8	14.6	48.1
Net income per basic common share	$0.36	$0.52	$0.38	$1.27
Net income per diluted common share	0.36	0.51	0.38	1.26

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Significant Items for Fiscal 2015

The fourth quarter of fiscal 2015 includes a goodwill pre-tax impairment charge of $11.1 million related to our TouchSensor reporting unit in our Interface segment. The fourth quarter of fiscal 2015 also includes a pre-tax gain on the sale of Trace Laboratories reporting units of $7.7 million in our Other segment. In addition, the fourth quarter includes a net tax benefit adjustment of $5.0 million, related to the release of a valuation allowance against the deferred tax assets in Malta.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

COL. A	COL. B	COL. C				COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED May 2, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.7	$0.1		$—		$0.3	(2)	$0.5
Deferred tax valuation allowance	$14.0					$12.0	(3)	$2.0

YEAR ENDED MAY 3, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1.0	$—		$—		$0.3	(2)	$0.7
Deferred tax valuation allowance	42.4	1.9	(3)	2.3	(1)	32.6	(4)	14.0

YEAR ENDED APRIL 27, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1.3	$0.1		$—		$0.4	(2)	$1.0
Deferred tax valuation allowance	57.3	—		—		14.9	(3)	42.4
 ______________________________________
(1) Impact of foreign currency translation and other reclassifications.
(2) Uncollectible accounts written off, net of recoveries.
(3) Primarily represents changes in Malta valuation allowance and changes in temporary items.
(4) Represents release of the U.S. valuation allowance.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (2)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)
10.10*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (3)
10.11*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (3)
10.12*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Thomas D. Reynolds (3)
10.14*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Theodore P. Kill (4)
10.15*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (4)
10.17*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (5)
10.18*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (5)
10.21*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (6)
10.22*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (6)
10.23*	Methode Electronics, Inc. 2007 Stock Plan (7)
10.28*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (8)
10.32*	Form of Amendment to Change in Control Agreement (9)
10.33*	Methode Electronics, Inc. 2010 Cash Incentive Plan (10)
10.34*	Methode Electronics, Inc. 2010 Stock Plan (10)
10.35*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (10)
10.36*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Performance Based Restricted Stock Form Award Agreement (11)
10.37*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Restricted Stock Unit Form Award Agreement (11)
10.38*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. RSA Tandem Cash Award Form Award Agreement (13)
10.39*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Cash Bonus Form Award Agreement (11)
10.40*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (11)
10.42	Amended and Restated Credit Agreement dated as of February 25, 2011 among Methode Electronics, Inc. as the Borrower, Bank of America N.A., as Administrative Agent and Other Lenders party thereto (12)
10.43
First Amendment to Amended and Restated Credit Agreement, dated September 21, 2012, among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (13)

10.44*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (14)
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File
____________________________________________

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant's Form 8-K filed March 18, 2013, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q filed the three months ended January 27, 2007, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.

(10)	Previously filed with Registrant's Form 8-K filed October 20, 2010, and incorporated herein by reference.

(11)	Previously filed with Registrant's Form 8-K filed November 12, 2010, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 10-Q filed March 3, 2011, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 8-K filed September 24, 2012, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 8-K filed September 22, 2014, and incorporated herein by reference.

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