Form 10-Q
period 2015-08-01
METHODE ELECTRONICS INC
filed 2015-09-03
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 1, 2015

or

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

At September 1, 2015, registrant had 38,475,617 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
August 1, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	August 1, 2015	May 2, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$167.9	$168.1
Accounts receivable, net	159.7	170.4
Inventories:
Finished products	15.4	16.0
Work in process	11.7	12.2
Materials	42.6	42.7
	69.7	70.9
Deferred income taxes	14.8	15.0
Prepaid expenses and other current assets	15.0	13.9
TOTAL CURRENT ASSETS	427.1	438.3
PROPERTY, PLANT AND EQUIPMENT	308.7	309.2
Less allowances for depreciation	218.8	215.9
	89.9	93.3
GOODWILL	1.6	1.7
INTANGIBLE ASSETS, net	10.7	11.3
PRE-PRODUCTION COSTS	10.8	10.5
DEFERRED INCOME TAXES	28.0	32.1
OTHER ASSETS	19.7	18.6
	70.8	74.2
TOTAL ASSETS	$587.8	$605.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$68.0	$70.1
Other current liabilities	36.0	60.5
TOTAL CURRENT LIABILITIES	104.0	130.6
LONG-TERM DEBT	2.0	5.0
OTHER LIABILITIES	3.9	4.0
DEFERRED COMPENSATION	7.9	7.2
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 40,081,131 and 39,702,036 shares issued as of August 1, 2015 and May 2, 2015, respectively	20.0	19.9
Additional paid-in capital	106.2	102.2
Accumulated other comprehensive income	(14.4)	(8.3)
Treasury stock, 1,605,514 shares and 1,346,624 as of August 1, 2015 and May 2, 2015, respectively	(18.4)	(11.5)
Retained earnings	376.5	356.5
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	469.9	458.8
Noncontrolling interest	0.1	0.2
TOTAL EQUITY	470.0	459.0
TOTAL LIABILITIES AND EQUITY	$587.8	$605.8

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended
	August 1, 2015	August 2, 2014

Net sales	$203.3	$218.1

Cost of products sold	149.7	167.6

Gross profit	53.6	50.5

Selling and administrative expenses	23.2	22.2

Income from operations	30.4	28.3

Interest income, net	(0.2)	—
Other income, net	(0.3)	(0.1)

Income before income taxes	30.9	28.4

Income tax expense	7.4	7.0

Net income	23.5	21.4

Less: Net income attributable to noncontrolling interest	—	—
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$23.5	$21.4

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.60	$0.56
Diluted	$0.60	$0.55
Cash dividends:
Common stock	$0.09	$0.09
Weighted average number of Common Shares outstanding:
Basic	38,904,743	38,464,558
Diluted	39,030,798	38,648,204

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended
	August 1, 2015	August 2, 2014

Net income	$23.5	$21.4

Foreign currency translation adjustment	(6.1)	(5.3)
Comprehensive income	17.4	16.1
Less: Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income attributable to Methode Electronics, Inc.	$17.4	$16.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	August 1, 2015	August 2, 2014
OPERATING ACTIVITIES
Net income	$23.5	$21.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	5.6	5.6
Amortization of intangibles	0.6	0.4
Amortization of stock awards and stock options	0.4	1.0
Changes in operating assets and liabilities	(11.1)	4.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	19.0	33.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5.9)	(3.3)
NET CASH USED IN INVESTING ACTIVITIES	(5.9)	(3.3)

FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(6.9)	—
Proceeds from exercise of stock options	—	4.5
Excess tax benefit from equity-based compensation	3.8	—
Cash dividends	(3.5)	(3.4)
Repayment of borrowings	(3.0)	(10.0)
NET CASH USED IN FINANCING ACTIVITIES	(9.6)	(8.9)

Effect of foreign currency exchange rate changes on cash	(3.7)	(1.7)

INCREASE IN CASH AND CASH EQUIVALENTS	(0.2)	19.3
Cash and cash equivalents at beginning of period	168.1	116.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$167.9	$135.7

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of August 1, 2015 and results of operations for the three months ended August 1, 2015 and August 2, 2014 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 2, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 2, 2015, filed with the SEC on June 25, 2015.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 “Revenue from Contracts with Customers”, which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition”. The update outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. In July 2015, the FASB reached a decision to delay the adoption date of the new ASU until December 15, 2017. We are still assessing the impact of adoption on our consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". This ASU requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted. Management is assessing the impact of adoption on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-7, "Fair Value Measurement: Disclosure for Investments in Certain Entities that calculates Net Asset Value per Share (or its Equivalent)". This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net value asset per share. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of this standard will have significant effect on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The update requires retrospective application and represents a change in accounting principle. We do not believe the adoption of this standard will have a significant effect on our ongoing financial reporting.

In February 2015, the FASB issued an accounting standard ASU 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis", which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the variable interest entity. The new accounting standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. We do not believe the adoption of this standard will have a significant effect on our ongoing financial reporting.

In January 2015, the FASB issued an accounting standard ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)", which eliminates the concept of extraordinary items.The standard does not affect disclosure

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The standard allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have any significant effect on our ongoing financial reporting.

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

The following table shows the roll-forward of goodwill in the financial statements for the three months ended August 1, 2015:

	As of August 1, 2015

		Power
	Interface	Products	Total
Balance as of May 2, 2015	$0.7	$1.0	$1.7
Foreign currency translation	(0.1)	—	(0.1)
Balance as of August 1, 2015	$0.6	$1.0	$1.6

The following tables present details of the Company’s intangible assets:

	As of August 1, 2015
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.1	$1.2	8.5
Trade names, patents and technology licenses	25.8	16.3	9.5	3.1
Covenants not to compete	0.1	0.1	—	2.2
Total	$42.2	$31.5	$10.7

	As of May 2, 2015
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.0	$1.3	8.8
Trade names, patents and technology licenses	25.8	15.8	10.0	3.3
Covenants not to compete	0.1	0.1	—	2.4
Total	$42.2	$30.9	$11.3

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2016	$2.4
2017	$2.3
2018	$2.2
2019	$2.1
2020	$0.2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

As of August 1, 2015 and May 2, 2015, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.             INCOME TAXES

At May 2, 2015, we recorded a deferred tax benefit of $7.2 million related to the release of a foreign valuation allowance and a $1.4 million deferred tax benefit related to the release of our state valuation allowance. The Company evaluated all available positive and negative evidence, including past operating results and projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our foreign, federal and US state net deferred tax assets. The Company maintained a valuation allowance of $1.2 million at August 1, 2015 and May 2, 2015 related to certain state and federal net operating loss carryovers and expects to continue to maintain this allowance until we determine that these deferred tax assets are more likely than not realizable.

At August 1, 2015, we had available $2.1 million of federal and $80.6 million of state net operating loss carry forwards (having a tax benefit of $0.7 million and $3.8 million, respectively) and $3.7 million of foreign tax credit carry forwards. If unused, the U.S. federal net operating loss carry forwards will expire in the fiscal years 2018 through 2031. The state net operating loss carry forwards will expire in the fiscal years 2016 through 2035. The foreign tax credits will expire in the fiscal years 2023 through 2024.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures. Unused credits of $16.1 million as of August 1, 2015 can be carried forward indefinitely. We record investment tax credits using the "flow through" method.

The Company recognized an income tax provision of $7.4 million and $7.0 million for the three months ended August 1, 2015 and August 2, 2014, respectively. The Company's effective tax rate was 23.9% and 24.6% for the three months ended August 1, 2015 and August 2, 2014, respectively. The income tax provision for the three months ended August 1, 2015 and August 2, 2014 is lower than the U.S. statutory rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

We recognize interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $0.1 million accrued at August 1, 2015 for the payment of interest and penalties.  The total unrecognized tax benefit as of August 1, 2015 was $0.9 million. We recorded an unrecognized tax benefit of $0.1 million in the first quarter of fiscal 2016. There have been no material changes to the accrued amounts in the current fiscal year.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2014, 2013, 2012 and 2011.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	August 1, 2015	August 2, 2014
Numerator - net income attributable to Methode Electronics, Inc.	$23.5	$21.4
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	38,904,743	38,464,558
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	126,055	183,646
Denominator for diluted net income per share	39,030,798	38,648,204

Net income per share:
Basic	$0.60	$0.56
Diluted	$0.60	$0.55

For the three months ended August 2, 2014, options to purchase 158,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. Restricted stock awards for 700,000 shares have been excluded in the computation of diluted net income per share for the three months ended August 2, 2014 as these awards were contingent on the Company's full year performance in fiscal 2015.

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

The Interface segment provides a variety of copper and fiber-optic interconnect and interface solutions for the aerospace, appliance, commercial, computer, construction, consumer, material handling, medical, military, mining, networking, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, personal computer and express card packaging and terminators, solid-state field effect interface panels, and thick film inks.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended May 2, 2015.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

	Three Months Ended August 1, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$154.9	$34.1	$16.5	$0.1	$(2.3)	$203.3
Transfers between segments	(1.8)	(0.4)	—	(0.1)	2.3	—
Net sales to unaffiliated customers	$153.1	$33.7	$16.5	$—	$—	$203.3

Income (loss) from operations	$35.9	$0.7	$3.1	$(2.3)	$(7.0)	$30.4
Interest income, net						(0.2)
Other income, net						(0.3)
Income before income taxes						$30.9

	Three Months Ended August 2, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$156.8	$44.6	$16.3	$1.6	$(1.2)	$218.1
Transfers between segments	(0.5)	(0.6)	(0.1)	—	1.2	—
Net sales to unaffiliated customers	$156.3	$44.0	$16.2	$1.6	$—	$218.1

Income/(loss) from operations	$27.3	$7.0	$3.0	$(1.9)	$(7.1)	$28.3
Other income, net						(0.1)
Income before income taxes						$28.4

7.          CONTINGENCIES

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

Hetronic Germany-GmbH Matters

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional, affiliated parties. The defendants filed motions to dismiss that are fully briefed and are awaiting ruling by the Court. Discovery has commenced in the case and is ongoing.

8.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $10.8 million and $10.5 million as of August 1, 2015 and May 2, 2015, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

9.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At August 1, 2015, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first three months of fiscal 2016, we had no borrowings and payments of $3.1 million, which includes interest of $0.1 million, under this credit facility. As of August 1, 2015, there were outstanding balances against the credit facility of $2.0 million.  There was $98.0 million available to borrow under the credit facility as of August 1, 2015, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of August 1, 2015.

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

•
Our gross margins are subject to fluctuations due to many factors such as geographical and vertical market pricing mix, changes in the mix of our prototyping and production-based business, competitive pricing dynamics and customer mix, pricing concessions, various manufacturing cost variables including product yields, package and assembly costs and provisions for obsolete inventory and the absorption of manufacturing overhead and any significant decrease in our gross margins could adversely affect our business, financial condition and results of operations.

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended May 2, 2015, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. We are a global designer and manufacturer of electronic and electro-mechanical devices. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended May 2, 2015.

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

Sale of Trace Laboratories

On February 3, 2015, we sold our 100% ownership interest in our Trace Laboratories businesses for $11.7 million, including $0.5 million held in escrow which is expected to be received in fiscal 2016. The businesses, located in Maryland and
Illinois, provided services for qualification testing and certification, and analysis of electronic and optical components. The net assets of the businesses had a book value of $4.0 million. We recorded a pre-tax gain of $7.7 million, related to the sale of the net assets in the fourth quarter of fiscal 2015.

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs Companies to add additional unfair competition and Lanham Act claims and to add additional, affiliated parties. The defendants filed motions to dismiss that are fully briefed and are awaiting ruling by the Court. Discovery has commenced in the case and is ongoing.

Results of Operations for the Three Months Ended August 1, 2015 as Compared to the Three Months Ended August 2, 2014

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	August 1, 2015	August 2, 2014	Net Change	Net Change
Net sales	$203.3	$218.1	$(14.8)	(6.8)%

Cost of products sold	149.7	167.6	(17.9)	(10.7)%

Gross profit	53.6	50.5	3.1	6.1%

Selling and administrative expenses	23.2	22.2	1.0	4.5%
Interest income, net	(0.2)	—	(0.2)	N/M
Other income, net	(0.3)	(0.1)	(0.2)	N/M
Income tax expense	7.4	7.0	0.4	5.7%
Net income attributable to Methode Electronics, Inc.	$23.5	$21.4	$2.1	9.8%

Percent of sales:	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%
Cost of products sold	73.6%	76.8%
Gross margins	26.4%	23.2%
Selling and administrative expenses	11.4%	10.2%
Interest income, net	(0.1)%	—%
Other income, net	(0.1)%	—%
Income tax expense	3.6%	3.2%
Net income attributable to Methode Electronics, Inc.	11.6%	9.8%

Net Sales.  Consolidated net sales decreased $14.8 million, or 6.8%, to $203.3 million for the three months ended August 1, 2015, from $218.1 million for the three months ended August 2, 2014.  The Automotive segment net sales decreased $3.2 million, or 2.0%, to $153.1 million for the first quarter of fiscal 2016, from $156.3 million for the first quarter of fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program, lower sales due to currency rates fluctuations and pricing concessions on certain products, partially offset by increased sales volumes for the GM Center Console program and transmission lead-frame assemblies.  The Interface segment net sales decreased $10.3 million, or 23.4%, to $33.7 million for the first quarter of fiscal 2016, compared to $44.0 million for the first quarter of fiscal 2015, due to lower sales volumes of appliance products and data solutions products and lower radio remote control sales volumes. The Power Products segment net sales increased $0.3 million, or 1.9%, to $16.5 million for the first quarter of fiscal 2016, compared to $16.2 million for the first quarter of fiscal 2015, primarily due to higher sales volumes for cabling and busbar products, partially offset with lower sales volumes for our datacom products.  The Other segment had no sales in the first quarter of fiscal 2016 because the Company sold its Trace Laboratories operating units in the fourth quarter of fiscal 2015 and the remaining operating units in this segment, medical devices, inverters and battery systems, did not have any substantial net sales in the first quarter of fiscal 2016 or fiscal 2015. Translation of foreign operations net sales for the three months ended August 1, 2015 decreased reported net sales by $6.1 million, or 2.9%, due to average currency rate fluctuations in the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015, primarily due to the strengthening of the U.S. dollar compared to the euro.

Cost of Products Sold.  Consolidated cost of products sold decreased $17.9 million, or 10.7%, to $149.7 million for the three months ended August 1, 2015, compared to $167.6 million for the three months ended August 2, 2014.  Consolidated cost of products sold as a percentage of net sales was 73.6% for the first quarter of fiscal 2016, compared to 76.8% for the first quarter of fiscal 2015.  The Automotive segment experienced a decrease in cost of products sold as a percentage of net sales substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. The cost of products sold as a percentage of sales was also favorably impacted in the first quarter of fiscal 2016 due to the ramp-up of production in our lower cost manufacturing operation in Egypt. The Interface segment experienced an increase in cost of products sold as a percentage of net sales primarily due to additional costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt. The Power Products segment experienced an increase in cost of goods sold as a percentage of sales due to manufacturing inefficiencies related to decreased sales volumes in North America.

Gross Profit.  Consolidated gross profit increased $3.1 million, or 6.1%, to $53.6 million for the three months ended August 1, 2015, as compared to $50.5 million for the three months ended August 2, 2014.  Gross margins as a percentage of net sales increased to 26.4% for the three months ended August 1, 2015, compared to 23.2% for the three months ended August 2, 2014.  The increase is primarily due to favorable commodity pricing and the favorable currency impact on the purchase of certain raw materials and labor costs in our foreign operations, partially offset with inefficiencies and expenses related to the move of our Philippine operation and inefficiencies as a result of lower sales volumes in the U.S. for the Interface and Power Products segments.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $1.0 million, or 4.5%, to $23.2 million for the three months ended August 1, 2015, compared to $22.2 million for the three months ended August 2, 2014.  Selling and administrative expenses as a percentage of net sales increased to 11.4% for the three months ended August 1, 2015 from 10.2% for the three months ended August 2, 2014. In the first quarter of fiscal 2016, expenses for legal and other professional fees increased $1.2 million and travel expenses increased $0.4 million, partially offset by lower stock award compensation expense of $0.6 million.

Interest Income, Net.  Interest income, net was income of $0.2 million for the three months ended August 1, 2015, compared to no interest income for the three months ended August 2, 2014.

Other Income, Net. Other income, net increased $0.2 million, to $0.3 million for the three months ended August 1, 2015, compared to $0.1 million for the three months ended August 2, 2014. The first quarter of fiscal 2016 includes a miscellaneous expense of $0.3 million. All other amounts for both the first quarter of fiscal 2016 and the first quarter of fiscal 2015, relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $0.4 million, or 5.7%, to $7.4 million for the three months ended August 1, 2015, compared to $7.0 million for the three months ended August 2, 2014.  The Company's effective tax rate decreased slightly to 23.9% in the first quarter of fiscal 2016, compared to 24.6% in the first quarter quarter of fiscal 2015.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $2.1 million, or 9.8%, to $23.5 million for the three months ended August 1, 2015, compared to $21.4 million for the three months ended August 2, 2014, primarily due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations and lower stock award compensation expense, partially offset by no sales or earnings due to the sale of Trace Laboratories, lower sales volumes, cost associated with the move of the Philippines operation to Egypt and higher legal and travel expenses.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	August 1, 2015	August 2, 2014	Net Change	Net Change
Net sales	$153.1	$156.3	$(3.2)	(2.0)%

Cost of products sold	109.6	121.4	(11.8)	(9.7)%

Gross profit	43.5	34.9	8.6	24.6%

Selling and administrative expenses	7.6	7.6	—	—%

Income from operations	$35.9	$27.3	$8.6	31.5%

Percent of sales:	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%
Cost of products sold	71.6%	77.7%
Gross margins	28.4%	22.3%
Selling and administrative expenses	5.0%	4.9%
Income from operations	23.4%	17.5%

Net Sales.  Automotive segment net sales decreased $3.2 million, or 2.0%, to $153.1 million for the three months ended August 1, 2015, from $156.3 million for the three months ended August 2, 2014.  Net sales decreased in North America by $6.3 million, or 6.7%, to $87.5 million in the first quarter of fiscal 2016, compared to $93.8 million in the first quarter of fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program which substantially completed production at the end of fiscal 2015. Sales volumes of the GM Center Console program increased, partially offset with pricing concessions on certain products. In addition, sales volumes increased for our transmission lead-frame assemblies in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. Net sales decreased in Europe by $2.5 million, or 6.0%, to $38.9 million in the first quarter of fiscal 2016, compared to $41.4 million in the first quarter of fiscal 2015, primarily due to currency rate fluctuations, partially offset with higher tooling sales and increased sales volumes for hidden switch products. Net sales in Asia increased $5.6 million, or 26.5%, to $26.7 million in the first quarter of fiscal 2016, compared to $21.1 million in the first quarter of fiscal 2015, primarily due to higher sales volumes for our transmission lead-frame assemblies, linear position sensor products and interior lighting products, partially offset with lower sales volumes of steering angle sensor products. Translation of foreign operations net sales for the three months ended August 1, 2015 decreased reported net sales by $6.1 million, or 3.8%, due to average currency rates in the first quarter of fiscal 2016, compared to the average currency rates in the first quarter of fiscal 2015, primarily due to the strengthening of the U.S. dollar as compared to the euro.

Cost of Products Sold.  Automotive segment cost of products sold decreased $11.8 million, or 9.7%, to $109.6 million for the three months ended August 1, 2015, compared to $121.4 million for the three months ended August 2, 2014.  The Automotive segment cost of products sold as a percentage of net sales decreased to 71.6% in the first quarter of fiscal 2016, compared to 77.7% in the first quarter of fiscal 2015.  The decrease is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. The cost of products sold as a percentage of sales was also favorably impacted in the first quarter of fiscal 2016 due to the ramp-up of production in our lower cost manufacturing operation in Egypt. In addition, the first quarter of fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods as a result of the U.S. signing into law in June 2015 to renew a trade program that retrospectively removes tariffs on imports from certain countries.

Gross Profit.  Automotive segment gross profit increased $8.6 million, or 24.6%, to $43.5 million for the three months ended August 1, 2015, as compared to $34.9 million for the three months ended August 2, 2014.  The Automotive segment gross margins as a percentage of net sales increased to 28.4% for the three months ended August 1, 2015, as compared to 22.3% for the three months ended August 2, 2014.  The increase is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. The gross margins as a percentage of sales was also favorably impacted in the first quarter of fiscal 2016 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and the refund of tariffs on imports of raw matererial, partially offset by price concessions.

Selling and Administrative Expenses.  Selling and administrative expenses remained constant at $7.6 million for both the three months ended August 1, 2015 and August 2, 2014.  Selling and administrative expenses as a percentage of net sales increased to 5.0% for the three months ended August 1, 2015 from 4.9% for the three months ended August 2, 2014, due to lower sales volumes. The expenses in the first quarter quarter of fiscal 2016 increased for higher salary expense and travel expenses, offset with lower legal fees and stock award compensation expenses.

Income from Operations.  Automotive segment income from operations increased $8.6 million, or 31.5%, to $35.9 million for the three months ended August 1, 2015, compared to $27.3 million for the three months ended August 2, 2014. The first quarter of fiscal 2016 benefitted from favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, partially offset with lower sales volumes and customer pricing concessions.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	August 1, 2015	August 2, 2014	Net Change	Net Change
Net sales	$33.7	$44.0	$(10.3)	(23.4)%

Cost of products sold	26.5	31.9	(5.4)	(16.9)%

Gross profit	7.2	12.1	(4.9)	(40.5)%

Selling and administrative expenses	6.5	5.1	1.4	27.5%

Income from operations	$0.7	$7.0	$(6.3)	(90.0)%

Percent of sales:	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%
Cost of products sold	78.6%	72.5%
Gross margins	21.4%	27.5%
Selling and administrative expenses	19.3%	11.6%
Income from operations	2.1%	15.9%

Net Sales.  Interface segment net sales decreased $10.3 million, or 23.4%, to $33.7 million for the three months ended August 1, 2015, from $44.0 million for the three months ended August 2, 2014.  Net sales decreased in North America by $8.6 million, or 24.7%, to $26.2 million in the first quarter of fiscal 2016, compared to $34.8 million in the first quarter of fiscal 2015, primarily due to lower sales volumes of appliance products and data solutions products, partially offset with higher radio remote control sales volumes. Net sales in Europe increased $0.5 million, or 7.9%, to $6.8 million in the first quarter of fiscal 2016, compared to $6.3 million in the first quarter of fiscal 2015, primarily due to higher radio remote control sales volumes, partially offset with lower data solutions and sensor sales volumes. Net sales in Asia decreased $2.2 million, or 75.9%, to $0.7 million in the first quarter of fiscal 2016, compared to $2.9 million in the first quarter of fiscal 2015, primarily due to lower sales volumes of radio remote controls. The Philippine radio remote control operation was moved to Egypt during the first quarter of fiscal 2016.

Cost of Products Sold.  Interface segment cost of products sold decreased $5.4 million, or 16.9%, to $26.5 million for the three months ended August 1, 2015, compared to $31.9 million for the three months ended August 2, 2014.  Interface segment cost of products sold as a percentage of net sales increased to 78.6% for the three months ended August 1, 2015, compared to 72.5% for the three months ended August 2, 2014.  The increase in cost of products sold as a percentage of net sales is primarily due additional costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt. The Company experienced moving costs, severance and redundant staffing of $1.0 million during the first quarter of fiscal 2016 in addition to the manufacturing inefficiencies. Cost of goods sold as a percentage of sales also increased in the first quarter of fiscal 2016 due to lower sales volumes for appliance and data solutions products.

Gross Profit.  Interface segment gross profit decreased $4.9 million, or 40.5%, to $7.2 million for the three months ended August 1, 2015, compared to $12.1 million for the three months ended August 2, 2014.  Gross margins as a percentage of net sales decreased to 21.4% for the three months ended August 1, 2015, from 27.5% for the three months ended August 2, 2014.  The decrease in gross margins as a percentage of net sales is primarily due to moving costs, severance and redundant staffing related to the move from the Philippines to Egypt and lower appliance and data solution products sales volumes.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.4 million, or 27.5%, to $6.5 million for the three months ended August 1, 2015, compared to $5.1 million for the three months ended August 2, 2014.  Selling and administrative expenses as a percentage of net sales increased to 19.3% for the three months ended August 1, 2015, from 11.6% for the three months ended August 2, 2014. The increase in selling and administrative expenses is due to increased legal expenses, intangible asset amortization expense, travel and other selling expenses.

Income from Operations.  Interface segment income from operations decreased $6.3 million, or 90.0%, to $0.7 million for the three months ended August 1, 2015, compared to $7.0 million for the three months ended August 2, 2014, primarily due to lower sales volumes, additional costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt, increased legal expenses, intangible asset amortization expense, travel and other selling expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	August 1, 2015	August 2, 2014	Net Change	Net Change
Net sales	$16.5	$16.2	$0.3	1.9%

Cost of products sold	12.4	12.0	0.4	3.3%

Gross profit	4.1	4.2	(0.1)	(2.4)%

Selling and administrative expenses	1.0	1.2	(0.2)	(16.7)%

Income from operations	$3.1	$3.0	$0.1	3.3%

Percent of sales:	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%
Cost of products sold	75.2%	74.1%
Gross margins	24.8%	25.9%
Selling and administrative expenses	6.1%	7.4%
Income from operations	18.8%	18.5%

Net Sales.  Power Products segment net sales increased $0.3 million, or 1.9%, to $16.5 million for the three months ended August 1, 2015, compared to $16.2 million for the three months ended August 2, 2014.  Net sales decreased in North

America by $1.7 million, or 16.2%, to $8.8 million in the first quarter of fiscal 2016, compared to $10.5 million in the first quarter of fiscal 2015, primarily due to lower sales volumes of busbar and heat sink products. Net sales in Europe increased $1.6 million, or 266.7%, to $2.2 million in the first quarter of fiscal 2016, compared to $0.6 million in the first quarter of fiscal 2015, primarily due to higher sales volumes of bypass switches and busbar products. Net sales in Asia increased $0.4 million, or 7.8%, to $5.5 million in the first quarter of fiscal 2016, compared to $5.1 million in the first quarter of fiscal 2015, primarily due to increased sales volumes of busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold increased $0.4 million, or 3.3%, to $12.4 million for the three months ended August 1, 2015, compared to $12.0 million for the three months ended August 2, 2014.  The Power Products segment cost of products sold as a percentage of net sales increased to 75.2% for the three months ended August 1, 2015, from 74.1% for the three months ended August 2, 2014.  The increase in cost of products sold as a percentage of net sales is primarily due to manufacturing inefficiencies related to decreased sales volumes in North America.

Gross Profit.  Power Products segment gross profit decreased $0.1 million, or 2.4%, to $4.1 million in the first quarter of fiscal 2015, compared to $4.2 million in the first quarter of fiscal 2014.  Gross margins as a percentage of net sales decreased to 24.8% for the three months ended August 1, 2015 from 25.9% for the three months ended August 2, 2014. The decrease in gross margins as a percentage of net sales is primarily due to manufacturing inefficiencies related to decreased sales volumes in North America.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 16.7%, to $1.0 million for the three months ended August 1, 2015, compared to $1.2 million for the three months ended August 2, 2014.  Selling and administrative expenses as a percentage of net sales decreased to 6.1% for the three months ended August 1, 2015 from 7.4% for the three months ended August 2, 2014. Selling and administrative expenses decreased primarily due to lower commission and bonus expense in North America.

Income From Operations.  Power Products segment income from operations increased $0.1 million, or 3.3%, to $3.1 million for the three months ended August 1, 2015, compared to $3.0 million for the three months ended August 2, 2014, due to increased sales volumes, lower commission and bonus expense in North America, partially offset with manufacturing inefficiencies related to decreased sales volumes in North America.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	August 1, 2015	August 2, 2014	Net Change	Net Change
Net sales	$—	$1.6	$(1.6)	(100.0)%

Cost of products sold	1.0	2.0	(1.0)	(50.0)%

Gross profit	(1.0)	(0.4)	(0.6)	150.0%

Selling and administrative expenses	1.3	1.5	(0.2)	(13.3)%

Loss from operations	$(2.3)	$(1.9)	$(0.4)	N/M

Percent of sales:	August 1, 2015	August 2, 2014
Net sales	N/M	100.0%
Cost of products sold	N/M	125.0%
Gross margins	N/M	(25.0)%
Selling and administrative expenses	N/M	93.8%
Loss from operations	N/M	(118.8)%

Net Sales.  The Other segment net sales decreased $1.6 million, due to no sales for the three months ended August 1, 2015, compared to $1.6 million for the three months ended August 2, 2014. The decrease is primarily due to sale of Trace Laboratories business at the beginning of the fourth quarter of fiscal 2015. The remaining operating units in this segment, medical devices, inverters and battery systems, do not have any substantial net sales in the first quarter of fiscal 2016 or fiscal 2015.

Cost of Products Sold.  Other segment cost of products sold decreased $1.0 million, or 50.0%, to $1.0 million for the three months ended August 1, 2015, compared to $2.0 million for the three months ended August 2, 2014. The decrease is primarily due to the sale of Trace Laboratories, partially offset with development costs in our medical devices, inverters and battery systems operating units.

Gross Profit.  The Other segment gross profit was a loss of $1.0 million for the three months ended August 1, 2015, compared to a loss of $0.4 million in the three months ended August 2, 2014.  The decrease is primarily due to the sale of Trace Laboratories, partially offset with development costs in our medical devices, inverters and battery systems operating units.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 13.3%, to $1.3 million for the three months ended August 1, 2015, compared to $1.5 million for the three months ended August 2, 2014.  The decrease is primarily due to the sale of Trace Laboratories business, partially offset by increased headcount and professional fees in our medical devices, inverters and battery systems operating units.

Loss From Operations  The Other segment loss from operations increased $0.4 million, to $2.3 million for the three months ended August 1, 2015, compared to $1.9 million for the three months ended August 2, 2014.  The increased loss was primarily due to sale of Trace Laboratories business, increased development expenses, professional fees and headcount.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $167.9 million of cash and cash equivalents as of August 1, 2015, virtually all was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $2.1 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At August 1, 2015, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first three months of fiscal 2016, we had no borrowings and payments of $3.1 million, which includes interest of $0.1 million, under this credit facility. As of August 1, 2015, there were outstanding balances against the credit facility of $2.0 million.  There was $98.0 million available to borrow under the credit facility as of August 1, 2015, which does not include the option to increase the principal amount.

Cash Flow - Operating Activities

Net cash provided by operating activities decreased $14.2 million to $19.0 million for the first three months of fiscal 2016, compared to $33.2 million for the first three months of fiscal 2015, primarily due to the increased cash use of $15.9 million from the changes in operating assets and liabilities, partially offset with the increase in net income of $2.1 million. The net changes in assets and liabilities resulted in the cash use of $11.1 million in the first three months of fiscal 2016, compared to cash generation of $4.8 million in the first three months of fiscal 2015. The increased cash use in the first three months of fiscal 2016 compared to the first three months of fiscal 2015 is primarily driven by the increased cash payments for bonuses and payroll taxes, partially offset with timing of receivable collections.

Cash Flow - Investing Activities

Net cash used in investing activities increased by $2.6 million due to purchases of property, plant and equipment of $5.9 million for the first three months of fiscal 2016, compared to $3.3 million for the first three months of fiscal 2015.

Cash Flow - Financing Activities

Net cash used by financing activities increased $0.7 million to $9.6 million in the first three months of fiscal 2016, compared to $8.9 million for the first three months of fiscal 2015.  During the first three months of fiscal 2016, the Company had net payments against the credit facility of $3.0 million, compared to net payments of $10.0 million in the first three months of fiscal 2015. We paid dividends of $3.5 million and $3.4 million, for the first three months of fiscal 2016 and fiscal 2015, respectively. The first three months of fiscal 2016 includes $6.9 million of taxes paid related to net share settlement of equity awards, partially offset by a $3.8 million excess tax benefit on those shares. The first three months of fiscal 2015 includes $4.5 million of proceeds for the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $6.6 million as of August 1, 2015 and $6.7 million as of May 2, 2015.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian Rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $29.8 million at August 1, 2015 and $28.0 million at May 2, 2015.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $2.0 million of net borrowings at August 1, 2015, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2016 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company's purchase of shares of Company's common stock during the quarter ended August 1, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may be Purchased Under the Plans or Programs
Period	Total Number of Shares Purchases (1)	Average Price Paid Per Share
May 3, 2015 through June 3, 2015	—	$—	—	$—
June 4, 2015 through July 4, 2015	—	$—	—	$—
July 5, 2015 through August 1, 2015	258,890	$26.84	—	$—

(1) Represents shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock.
Item 6.          Exhibits

Exhibit Number	Description
10.1	Form Annual Cash Bonus Award Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	September 3, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form Annual Cash Bonus Award Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File