Form 10-Q
period 2016-01-30
METHODE ELECTRONICS INC
filed 2016-03-03
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 30, 2016

or

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

At March 1, 2016, registrant had 36,912,869 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	January 30, 2016	May 2, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$202.3	$168.1
Accounts receivable, net	146.6	170.4
Inventories:
Finished products	13.3	16.0
Work in process	10.2	12.2
Materials	48.9	42.7
	72.4	70.9
Deferred income taxes	15.5	15.0
Prepaid expenses and other current assets	16.9	13.9
TOTAL CURRENT ASSETS	453.7	438.3
PROPERTY, PLANT AND EQUIPMENT	316.9	309.2
Less allowances for depreciation	225.0	215.9
	91.9	93.3
GOODWILL	1.6	1.7
INTANGIBLE ASSETS, net	9.5	11.3
PRE-PRODUCTION COSTS	10.4	10.5
DEFERRED INCOME TAXES	27.1	32.1
OTHER ASSETS	18.4	18.6
	67.0	74.2
TOTAL ASSETS	$612.6	$605.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$64.3	$70.1
Other current liabilities	45.0	60.5
TOTAL CURRENT LIABILITIES	109.3	130.6
LONG-TERM DEBT	55.0	5.0
OTHER LIABILITIES	3.4	4.0
DEFERRED COMPENSATION	7.8	7.2
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,259,493 and 39,702,036 shares issued as of January 30, 2016 and May 2, 2015, respectively	19.1	19.9
Additional paid-in capital	111.5	102.2
Accumulated other comprehensive income	(23.6)	(8.3)
Treasury stock, 1,346,624 shares as of January 30, 2016 and May 2, 2015	(11.5)	(11.5)
Retained earnings	341.6	356.5
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	437.1	458.8
Noncontrolling interest	—	0.2
TOTAL EQUITY	437.1	459.0
TOTAL LIABILITIES AND EQUITY	$612.6	$605.8

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Net sales	$184.6	$206.0	$596.3	$653.8

Cost of products sold	137.0	149.8	444.2	487.0

Gross profit	47.6	56.2	152.1	166.8

Selling and administrative expenses	26.1	21.5	73.7	69.1

Income from operations	21.5	34.7	78.4	97.7

Interest income, net	(0.2)	(0.2)	(0.7)	(0.4)
Other (income) / expense	(1.0)	(0.3)	(1.5)	(0.2)

Income before income taxes	22.7	35.2	80.6	98.3

Income tax expense	5.5	8.1	18.6	23.8

Net income	17.2	27.1	62.0	74.5

Less: Net income attributable to noncontrolling interest	—	—	—	—
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$17.2	$27.1	$62.0	$74.5

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.45	$0.69	$1.60	$1.93
Diluted	$0.45	$0.68	$1.60	$1.90
Cash dividends:
Common stock	$0.09	$0.09	$0.27	$0.27
Weighted average number of Common Shares outstanding:
Basic	38,159,789	38,791,210	38,662,487	38,644,413
Diluted	38,278,231	39,615,541	38,790,624	39,289,513

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Net income	$17.2	$27.1	$62.0	$74.5

Foreign currency translation adjustment	(7.2)	(16.5)	(15.3)	(32.6)
Comprehensive income	10.0	10.6	46.7	41.9
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to Methode Electronics, Inc.	$10.0	$10.6	$46.7	$41.9

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	January 30, 2016	January 31, 2015
OPERATING ACTIVITIES
Net income	$62.0	$74.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	16.0	16.4
Amortization of intangibles	1.8	1.1
Amortization of stock awards and stock options	4.8	3.5
Changes in operating assets and liabilities	(0.8)	13.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	83.8	108.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.2)	(12.8)
NET CASH USED IN INVESTING ACTIVITIES	(17.2)	(12.8)

FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(7.6)	—
Purchase of common stock	(59.8)	—
Proceeds from exercise of stock options	0.5	6.3
Excess tax benefit from equity-based compensation	4.0	—
Cash dividends	(10.2)	(10.3)
Proceeds from borrowings	63.0	—
Repayment of borrowings	(13.0)	(28.0)
NET CASH USED IN FINANCING ACTIVITIES	(23.1)	(32.0)

Effect of foreign currency exchange rate changes on cash	(9.3)	(12.4)

INCREASE IN CASH AND CASH EQUIVALENTS	34.2	51.4
Cash and cash equivalents at beginning of period	168.1	116.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202.3	$167.8

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of January 30, 2016 and results of operations for the three and nine months ended January 30, 2016 and January 31, 2015 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The May 2, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended May 2, 2015, filed with the SEC on June 25, 2015.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". This guidance simplifies the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The change to noncurrent classification will have an impact on working capital. This guidance becomes effective January 1, 2017 and allows for prospective or retrospective application, with appropriate disclosures. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 "Business Combinations Simplifying the Accounting for Measurement-Period Adjustments". The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. This accounting guidance is effective for us on a prospective basis beginning in the first quarter of fiscal 2017. We do not believe the adoption of this standard will have a significant effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which deferred the effective date for all entities by one year so it is now effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. We are still assessing the impact of adoption on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". This ASU requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted. We do not believe the adoption of this standard will have a significant effect on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-7, "Fair Value Measurement: Disclosure for Investments in Certain Entities that calculates net asset value per share (or its Equivalent)". This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net value asset per share. This new guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of this standard will have a significant effect on our consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)" which eliminates the concept of extraordinary items. The standard does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The standard allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have a significant effect on our consolidated financial statements.

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

The following table shows the roll-forward of goodwill in the financial statements for the nine months ended January 30, 2016:

	As of January 30, 2016

		Power
	Interface	Products	Total
Balance as of May 2, 2015	$0.7	$1.0	$1.7
Foreign currency translation	(0.1)	—	(0.1)
Balance as of January 30, 2016	$0.6	$1.0	$1.6

The following tables present details of the Company’s intangible assets:

	As of January 30, 2016
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.3	$1.0	8.0
Trade names, patents and technology licenses	25.8	17.3	8.5	2.6
Covenants not to compete	0.1	0.1	—	1.7
Total	$42.2	$32.7	$9.5

	As of May 2, 2015
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.0	$1.3	8.8
Trade names, patents and technology licenses	25.8	15.8	10.0	3.3
Covenants not to compete	0.1	0.1	—	2.4
Total	$42.2	$30.9	$11.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2016	$2.4
2017	$2.3
2018	$2.2
2019	$2.1
2020	$0.2

As of January 30, 2016 and May 2, 2015, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.             INCOME TAXES

At May 2, 2015, we recorded a deferred tax benefit of $7.2 million related to the release of a foreign valuation allowance and a $1.4 million deferred tax benefit related to the release of our state valuation allowance. The Company evaluated all available positive and negative evidence, including past operating results and projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our foreign, federal and U.S. state net deferred tax assets. The Company maintained a valuation allowance of $1.2 million at January 30, 2016 and May 2, 2015 related to certain state and federal net operating loss carryovers and expects to continue to maintain this allowance until we determine that these deferred tax assets are more likely than not realizable.

At January 30, 2016, we had available $2.1 million of federal and $80.6 million of state net operating loss carry forwards (having a tax benefit of $0.7 million and $3.8 million, respectively) and $4.3 million of foreign tax credit carry forwards, and a $0.5 million research expenditure credit carry-forward. If unused, the U.S. federal net operating loss carry forwards will expire in the fiscal years 2018 through 2031. The state net operating loss carry forwards will expire in the fiscal years 2016 through 2035. The foreign tax credits will expire in the fiscal years 2023 through 2024. The research expenditure credit will expire in fiscal year 2035.

The tax laws of Malta provide for investment tax credits of 30% of qualified expenditures. Unused credits of $16.1 million as of January 30, 2016 can be carried forward indefinitely. We record investment tax credits using the "flow through" method.

The Company recognized an income tax provision of $5.5 million and $8.1 million for the three months ended January 30, 2016 and January 31, 2015, respectively. The Company's effective tax rate was 24.1% and 23.0% for the three months ended January 30, 2016 and January 31, 2015, respectively. The Company recognized an income tax provision of $18.6 million and $23.8 million for the nine months ended January 30, 2016 and January 31, 2015, respectively. The Company's effective tax rate was 23.1% and 24.2% for the nine months ended January 30, 2016 and January 31, 2015, respectively. The income tax provision for both the three and nine months ended January 30, 2016 and January 31, 2015 is lower than the U.S. statutory rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

We record interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $0.1 million accrued at January 30, 2016 for the payment of interest and penalties.  The total unrecognized tax benefit as of January 30, 2016 was $0.9 million. We recorded an unrecognized tax benefit of $0.1 million in the first nine months of fiscal 2016.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for all years except fiscal 2015, 2014, 2013, 2012 and 2011.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

During the fiscal quarter ended October 31, 2015, the Compensation Committee of the Board of Directors authorized a new long-term incentive program for key employees consisting of performance-based Restricted Stock Awards (“RSAs”) and time-based Restricted Stock Units (“RSUs”).

The number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 adjusted EBITDA, with 50% of the target shares earned for threshold performance (representing 342,000 shares), 100% of the target shares earned for target performance (representing 684,000 shares) and 150% of the target shares earned for maximum performance (representing 1,026,000 shares).

At the target level of performance, the expected expense for the RSAs over the five-year period will be $21.8 million. During the three months and nine months ended January 30, 2016, the Company recorded respectively, $1.2 million and $1.6 million in compensation expense related to the RSA’s.

As of January 30, 2016, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that the target will likely be exceeded for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that the target will likely not be met for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.

The Company also granted 516,000 RSU's to key employees. The RSU’s are subject to a five-year vesting period, with 30% vesting on each of April 28, 2018 and April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSU's is expected to be $16.5 million through 2020. During the three months and nine months ended January 30, 2016, the Company recorded respectively, $1.2 million and $1.6 million of compensation expense related to the RSU's.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Numerator - net income attributable to Methode Electronics, Inc.	$17.2	$27.1	$62.0	$74.5
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	38,159,789	38,791,210	38,662,487	38,644,413
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	118,442	824,331	128,137	645,100
Denominator for diluted net income per share	38,278,231	39,615,541	38,790,624	39,289,513

Net income per share:
Basic	$0.45	$0.69	$1.60	$1.93
Diluted	$0.45	$0.68	$1.60	$1.90

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

For the three months and nine months ended January 30, 2016, options to purchase 138,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. In addition, 158,500 shares have been excluded because the exercise price was greater than the average market price for both the three months and nine months ended January 31, 2015, as those shares would have been anti-dilutive as well. Restricted stock awards for 684,000 shares have been excluded in the computation of diluted net income per share for both the three months and nine months ended January 30, 2016, as these awards are contingent on the Company's full year performance in fiscal 2020.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	Three Months Ended January 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$141.0	$35.2	$11.4	$0.2	$(3.2)	$184.6
Transfers between segments	(2.5)	(0.4)	(0.1)	(0.1)	3.1	—
Net sales to unaffiliated customers	$138.5	$34.8	$11.3	$0.1	$(0.1)	$184.6

Income (loss) from operations	$28.7	$0.5	$1.2	$(2.1)	$(6.8)	$21.5
Interest income, net						(0.2)
Other income, net						(1.0)
Income before income taxes						$22.7

	Three Months Ended January 31, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$142.6	$37.4	$26.3	$1.9	$(2.2)	$206.0
Transfers between segments	(1.5)	(0.5)	(0.2)	(0.1)	2.3	—
Net sales to unaffiliated customers	$141.1	$36.9	$26.1	$1.8	$0.1	$206.0

Income/(loss) from operations	$29.5	$3.8	$9.3	$(1.2)	$(6.7)	$34.7
Interest income, net						(0.2)
Other expense, net						(0.3)
Income before income taxes						$35.2

	Nine Months Ended January 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$459.1	$105.4	$39.6	$0.3	$(8.1)	$596.3
Transfers between segments	(6.3)	(1.1)	(0.5)	(0.2)	8.1	—
Net sales to unaffiliated customers	$452.8	$104.3	$39.1	$0.1	$—	$596.3

Income/(loss) from operations	$99.7	$2.6	$4.7	$(6.2)	$(22.4)	$78.4
Interest income, net						(0.7)
Other income, net						(1.5)
Income before income taxes						$80.6

	Nine Months Ended January 31, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$466.5	$123.1	$64.3	$5.3	$(5.4)	$653.8
Transfers between segments	(3.1)	(1.7)	(0.4)	(0.2)	5.4	—
Net sales to unaffiliated customers	$463.4	$121.4	$63.9	$5.1	$—	$653.8

Income/(loss) from operations	$92.8	$15.7	$17.9	$(4.1)	$(24.6)	$97.7
Interest income, net						(0.4)
Other expense, net						(0.2)
Income before income taxes						$98.3

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties.

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $10.4 million and $10.5 million as of January 30, 2016 and May 2, 2015, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

10.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At January 30, 2016, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2016, we had borrowings of $63.0 million and payments of $13.3 million, which includes interest of $0.3 million, under this credit facility. As of January 30, 2016, there were outstanding balances against the credit facility of $55.0 million.  There was $45.0 million available to borrow under the credit facility as of January 30, 2016, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of January 30, 2016.

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

•
Our gross margins are subject to fluctuations due to many factors such as geographical and vertical market pricing mix, changes in the mix of our prototyping and production-based business, competitive pricing dynamics and customer mix. In addition our gross margins are subject to pricing concessions, various manufacturing cost variables including product yields, package and assembly costs and provisions for obsolete inventory and the absorption of manufacturing overhead and any significant decrease in our gross margins could adversely affect our business, financial condition and results of operations.

•	We may be required to recognize impairment charges.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales could decline.

•	Our information technology (“IT”) systems could be breached.

•	Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services, costs associated with recalls, or liability claims against us.

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

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company has purchased $59.8 million of outstanding common stock as of January 30, 2016. The program may be suspended or terminated at any time.

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties.

Results of Operations for the Three Months Ended January 30, 2016 as Compared to the Three Months Ended January 31, 2015

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$184.6	$206.0	$(21.4)	(10.4)%

Cost of products sold	137.0	149.8	(12.8)	(8.5)%

Gross profit	47.6	56.2	(8.6)	(15.3)%

Selling and administrative expenses	26.1	21.5	4.6	21.4%
Interest income, net	(0.2)	(0.2)	—	N/M
Other income, net	(1.0)	(0.3)	(0.7)	N/M
Income tax expense	5.5	8.1	(2.6)	(32.1)%
Net income attributable to Methode Electronics, Inc.	$17.2	$27.1	$(9.9)	(36.5)%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	74.2%	72.7%
Gross margins	25.8%	27.3%
Selling and administrative expenses	14.1%	10.4%
Interest income, net	(0.1)%	(0.1)%
Other income, net	(0.5)%	(0.1)%
Income tax expense	3.0%	3.9%
Net income attributable to Methode Electronics, Inc.	9.3%	13.2%

Net Sales.  Consolidated net sales decreased $21.4 million, or 10.4%, to $184.6 million for the three months ended January 30, 2016, from $206.0 million for the three months ended January 31, 2015.  The Automotive segment net sales decreased $2.6 million, or 1.8%, to $138.5 million for the third quarter of fiscal 2016, from $141.1 million for the third quarter of fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program, currency rate fluctuations and pricing concessions on certain products, partially offset by increased sales volumes for the GM Center Console program and transmission lead-frame assemblies.  The Interface segment net sales decreased $2.1 million, or 5.7%, to $34.8 million for the third quarter of fiscal 2016, compared to $36.9 million for the third quarter of fiscal 2015, due to lower sales volumes of appliance and data solutions products, partially offset with higher radio remote control sales volumes. The Power Products segment net sales decreased $14.8 million, or 56.7%, to $11.3 million for the third quarter of fiscal 2016, compared to $26.1 million for the third quarter of fiscal 2015, primarily due to lower sales volumes for datacom, cabling and busbar products.  The Other segment had minimal sales in the third quarter of fiscal 2016 because the Company sold its Trace Laboratories operating units in the fourth quarter of fiscal 2015 and the remaining operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the third quarter of fiscal 2016 or the third quarter of fiscal 2015. Translation of foreign operations net sales for the three months ended January 30, 2016 decreased reported net sales by $2.9 million, or 1.5%, due to average currency rate fluctuations in the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015, primarily due to the strengthening of the U.S. dollar compared to the euro and Chinese yuan.

Cost of Products Sold.  Consolidated cost of products sold decreased $12.8 million, or 8.5%, to $137.0 million for the three months ended January 30, 2016, compared to $149.8 million for the three months ended January 31, 2015.  Consolidated cost of products sold as a percentage of net sales was 74.2% for the third quarter of fiscal 2016, compared to 72.7% for the third quarter of fiscal 2015.  The Automotive segment experienced a decrease in cost of products sold as a percentage of net sales substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. The Interface segment experienced consistent cost of products sold as a percentage of net sales as a result of raw material cost and direct labor cost reductions in our appliance units, offset with lower sales volumes. The Power Products segment experienced an increase in cost of products sold as a percentage of sales due to decreased sales volumes.

Gross Profit.  Consolidated gross profit decreased $8.6 million, or 15.3%, to $47.6 million for the three months ended January 30, 2016, as compared to $56.2 million for the three months ended January 31, 2015.  Gross margins as a percentage of net sales decreased to 25.8% for the three months ended January 30, 2016, compared to 27.3% for the three months ended January 31, 2015.  The decrease is primarily due to decreased sales volumes for the Power Products segments and pricing concessions on certain products in the Automotive segment, partially offset by favorable commodity pricing and the favorable currency impact on the purchase of certain raw materials and labor costs in our foreign operations.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $4.6 million, or 21.4%, to $26.1 million for the three months ended January 30, 2016, compared to $21.5 million for the three months ended January 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 14.1% for the three months ended January 30, 2016 from 10.4% for the three months ended January 31, 2015. In the third quarter of fiscal 2016, expenses increased for legal and other professional fees by $3.2 million, wages, benefits and stock award compensation expense by $0.9 million and intangible asset amortization expense by $0.5 million.

Interest Income, Net.  Interest income, net was $0.2 million for both three months ended January 30, 2016 and the three months ended January 31, 2015.

Other Income, Net. Other income, net increased $0.7 million, to $1.0 million for the three months ended January 30, 2016, compared to $0.3 million for the three months ended January 31, 2015. All amounts for both the third quarter of fiscal 2016 and the third quarter of fiscal 2015 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $2.6 million, or 32.1%, to $5.5 million for the three months ended January 30, 2016, compared to $8.1 million for the three months ended January 31, 2015.  The Company's effective tax rate increased to 24.1% in the third quarter of fiscal 2016, compared to 23.0% in the third quarter quarter of fiscal 2015.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. decreased $9.9 million, or 36.5%, to $17.2 million for the three months ended January 30, 2016, compared to $27.1 million for the three months ended January 31, 2015, primarily due to lower sales volumes, no sales or earnings due to the sale of Trace Laboratories and higher selling and administrative expenses, partially offset with favorable currency rates fluctuations, favorable commodity pricing and the favorable currency impact on the purchase of certain raw materials and labor costs in our foreign operations and lower income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$138.5	$141.1	$(2.6)	(1.8)%

Cost of products sold	101.3	104.0	(2.7)	(2.6)%

Gross profit	37.2	37.1	0.1	0.3%

Selling and administrative expenses	8.5	7.6	0.9	11.8%

Income from operations	$28.7	$29.5	$(0.8)	(2.7)%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	73.1%	73.7%
Gross margins	26.9%	26.3%
Selling and administrative expenses	6.1%	5.4%
Income from operations	20.7%	20.9%

Net Sales.  Automotive segment net sales decreased $2.6 million, or 1.8%, to $138.5 million for the three months ended January 30, 2016, from $141.1 million for the three months ended January 31, 2015.  Net sales decreased in North America by $8.8 million, or 10.7%, to $73.2 million in the third quarter of fiscal 2016, compared to $82.0 million in the third quarter of fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program which substantially completed production at the end of fiscal 2015. Sales of the GM Center Console program increased due to increased volumes, offset with pricing concessions on certain products. In addition, sales volumes decreased for our transmission lead-frame assemblies in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015. Net sales increased in Europe by $1.4 million, or 4.0%, to $36.1 million in the third quarter of fiscal 2016, compared to $34.7 million in the third quarter of fiscal 2015, primarily due to increased sales volumes for hidden switch products, partially offset by unfavorable currency rate fluctuations. Net sales in Asia increased $4.8 million, or 19.7%, to $29.2 million in the third quarter of fiscal 2016, compared to $24.4 million in the third quarter of fiscal 2015, primarily due to higher sales volumes for our transmission lead-frame assemblies, linear position sensor products and interior lighting products, partially offset with lower sales volumes of steering angle sensor products and unfavorable currency rate fluctuations. Translation of foreign operations net sales for the three months ended January 30, 2016 decreased reported net sales by $2.9 million, or 2.0%, due to average currency rates in the third quarter of fiscal 2016, compared to the average currency rates in the third quarter of fiscal 2015, primarily due to the strengthening of the U.S. dollar as compared to the euro and Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold decreased $2.7 million, or 2.6%, to $101.3 million for the three months ended January 30, 2016, compared to $104.0 million for the three months ended January 31, 2015.  The Automotive segment cost of products sold as a percentage of net sales decreased to 73.1% in the third quarter of fiscal 2016, compared to 73.7% in the third quarter of fiscal 2015.  The decrease is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations.

Gross Profit.  Automotive segment gross profit increased $0.1 million, or 0.3%, to $37.2 million for the three months ended January 30, 2016, as compared to $37.1 million for the three months ended January 31, 2015.  The Automotive segment gross margins as a percentage of net sales increased to 26.9% for the three months ended January 30, 2016, as compared to 26.3% for the three months ended January 31, 2015.  The increase is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, partially offset by price concessions on certain products.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.9 million, or 11.8%, to $8.5 million for the three months ended January 30, 2016, as compared to $7.6 million for the three months ended January 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 6.1% for the three months ended January 30, 2016 from 5.4% for the three months ended January 31, 2015, due to lower sales volumes and higher stock award compensation expense.

Income from Operations.  Automotive segment income from operations decreased $0.8 million, or 2.7%, to $28.7 million for the three months ended January 30, 2016, compared to $29.5 million for the three months ended January 31, 2015. The third quarter of fiscal 2016 income from operations decreased due to lower sales volumes, customer pricing concessions on certain products and higher selling and administrative expenses, partially offset with favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$34.8	$36.9	$(2.1)	(5.7)%

Cost of products sold	26.6	28.2	(1.6)	(5.7)%

Gross profit	8.2	8.7	(0.5)	(5.7)%

Selling and administrative expenses	7.7	4.9	2.8	57.1%

Income from operations	$0.5	$3.8	$(3.3)	(86.8)%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	76.4%	76.4%
Gross margins	23.6%	23.6%
Selling and administrative expenses	22.1%	13.3%
Income from operations	1.4%	10.3%

Net Sales.  Interface segment net sales decreased $2.1 million, or 5.7%, to $34.8 million for the three months ended January 30, 2016, from $36.9 million for the three months ended January 31, 2015.  Net sales decreased in North America by $2.5 million, or 8.6%, to $26.7 million in the third quarter of fiscal 2016, compared to $29.2 million in the third quarter of fiscal 2015, primarily due to lower sales volumes of appliance products and data solutions products, partially offset with higher radio remote control sales volumes. Net sales in Europe increased $1.3 million, or 22.4%, to $7.1 million in the third quarter of fiscal 2016, compared to $5.8 million in the third quarter of fiscal 2015, primarily due to higher radio remote control and data solutions sales volumes. Net sales in Asia decreased $0.9 million, or 47.4%, to $1.0 million in the third quarter of fiscal 2016, compared to $1.9 million in the third quarter of fiscal 2015, primarily due to lower sales volumes of radio remote controls. The Philippine radio remote control operation was moved to Egypt during the first quarter of fiscal 2016.

Cost of Products Sold.  Interface segment cost of products sold decreased $1.6 million, or 5.7%, to $26.6 million for the three months ended January 30, 2016, compared to $28.2 million for the three months ended January 31, 2015.  Interface segment cost of products sold as a percentage of net sales remained constant at 76.4% for both the three months ended January 30, 2016 and the three months ended January 31, 2015.  Cost of products sold as a percentage of net sales remained constant as a result of raw material cost and direct labor cost reductions in our appliance units, offset with lower sales volumes.

Gross Profit.  Interface segment gross profit decreased $0.5 million, or 5.7%, to $8.2 million for the three months ended January 30, 2016, compared to $8.7 million for the three months ended January 31, 2015.  Gross margins as a percentage of net sales remained constant at 23.6% for both the three months ended January 30, 2016 and the three months ended January 31, 2015.  Gross margins as a percentage of net sales remained constant due to raw material cost and direct labor cost reductions in our appliance units, offset with lower sales volumes.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.8 million, or 57.1%, to $7.7 million for the three months ended January 30, 2016, compared to $4.9 million for the three months ended January 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 22.1% for the three months ended January 30, 2016, from 13.3% for the three months ended January 31, 2015. The increase in selling and administrative expenses is due primarily to increased legal expenses, increased intangible asset amortization expense, and increased travel expenses, partially offset with lower advertising expenses.

Income from Operations.  Interface segment income from operations decreased $3.3 million, or 86.8%, to $0.5 million for the three months ended January 30, 2016, compared to $3.8 million for the three months ended January 31, 2015, primarily due to lower sales volumes, increased legal expenses, intangible asset amortization expense, travel and other selling expenses, partially offset with material and direct labor cost reductions.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$11.3	$26.1	$(14.8)	(56.7)%

Cost of products sold	9.1	15.6	(6.5)	(41.7)%

Gross profit	2.2	10.5	(8.3)	(79.0)%

Selling and administrative expenses	1.0	1.2	(0.2)	(16.7)%

Income from operations	$1.2	$9.3	$(8.1)	(87.1)%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	80.5%	59.8%
Gross margins	19.5%	40.2%
Selling and administrative expenses	8.8%	4.6%
Income from operations	10.6%	35.6%

Net Sales.  Power Products segment net sales decreased $14.8 million, or 56.7%, to $11.3 million for the three months ended January 30, 2016, compared to $26.1 million for the three months ended January 31, 2015.  Net sales decreased in North America by $10.4 million, or 70.3%, to $4.4 million in the third quarter of fiscal 2016, compared to $14.8 million in the third quarter of fiscal 2015, primarily due to lower sales volumes of datacom products. Net sales in Europe decreased $3.5 million, or 72.9%, to $1.3 million in the third quarter of fiscal 2016, compared to $4.8 million in the third quarter of fiscal 2015, primarily due to lower sales volumes of bypass switches and busbar products. Net sales in Asia decreased $0.9 million, or 13.8%, to $5.6 million in the third quarter of fiscal 2016, compared to $6.5 million in the third quarter of fiscal 2015, primarily due to decreased sales volumes of busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $6.5 million, or 41.7%, to $9.1 million for the three months ended January 30, 2016, compared to $15.6 million for the three months ended January 31, 2015.

The Power Products segment cost of products sold as a percentage of net sales increased to 80.5% for the three months ended January 30, 2016, from 59.8% for the three months ended January 31, 2015.  The increase in cost of products sold as a percentage of net sales is primarily due to lower sales volumes.

Gross Profit.  Power Products segment gross profit decreased $8.3 million, or 79.0%, to $2.2 million in the third quarter of fiscal 2016, compared to $10.5 million in the third quarter of fiscal 2015.  Gross margins as a percentage of net sales decreased to 19.5% for the three months ended January 30, 2016 from 40.2% for the three months ended January 31, 2015. The decrease in gross margins as a percentage of net sales is primarily due to lower sales volumes.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 16.7%, to $1.0 million for the three months ended January 30, 2016, compared to $1.2 million for the three months ended January 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 8.8% for the three months ended January 30, 2016 from 4.6% for the three months ended January 31, 2015. Selling and administrative expenses decreased primarily due to lower commission and bonus expense in North America.

Income From Operations.  Power Products segment income from operations decreased $8.1 million, or 87.1%, to $1.2 million for the three months ended January 30, 2016, compared to $9.3 million for the three months ended January 31, 2015, due to decreased sales volumes, partially offset with lower commission and bonus expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$0.1	$1.8	$(1.7)	(94.4)%

Cost of products sold	0.9	2.1	(1.2)	(57.1)%

Gross profit	(0.8)	(0.3)	(0.5)	166.7%

Selling and administrative expenses	1.3	0.9	0.4	44.4%

Loss from operations	$(2.1)	$(1.2)	$(0.9)	N/M

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	N/M	100.0%
Cost of products sold	N/M	116.7%
Gross margins	N/M	(16.7)%
Selling and administrative expenses	N/M	50.0%
Loss from operations	N/M	(66.7)%

Net Sales.  The Other segment net sales decreased $1.7 million, due to minimal sales for the three months ended January 30, 2016, compared to $1.8 million for the three months ended January 31, 2015. The decrease is due to sale of Trace Laboratories businesses units at the beginning of the fourth quarter of fiscal 2015. The remaining operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the third quarter of fiscal 2016 and in the third quarter of fiscal 2015.

Cost of Products Sold.  Other segment cost of products sold decreased $1.2 million, or 57.1%, to $0.9 million for the three months ended January 30, 2016, compared to $2.1 million for the three months ended January 31, 2015. The decrease is primarily due to the sale of Trace Laboratories, partially offset with increased development costs in our medical devices, inverters and battery systems operating units.

Gross Profit.  The Other segment gross profit was a loss of $0.8 million for the three months ended January 30, 2016, compared to a loss of $0.3 million in the three months ended January 31, 2015.  The decrease is primarily due to the sale of Trace Laboratories, partially offset with increased development costs in our medical devices, inverters and battery systems operating units.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.4 million, or 44.4%, to $1.3 million for the three months ended January 30, 2016, compared to $0.9 million for the three months ended January 31, 2015.  The increase is primarily due to increased headcount and professional fees in our medical devices, inverters and battery operating units, partially offset with lower selling and administrative expenses due to the sale of Trace Laboratories business units.

Loss From Operations  The Other segment loss from operations increased $0.9 million, to $2.1 million for the three months ended January 30, 2016, compared to $1.2 million for the three months ended January 31, 2015.  The increased loss was primarily due to sale of Trace Laboratories business and increased development expenses, professional fees and headcount in our medical devices, inverters and battery operating units.

Results of Operations for the Nine Months Ended January 30, 2016 as Compared to the Nine Months Ended January 31, 2015

Consolidated Results

Below is a table summarizing results for the nine months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$596.3	$653.8	$(57.5)	(8.8)%

Cost of products sold	444.2	487.0	(42.8)	(8.8)%

Gross profit	152.1	166.8	(14.7)	(8.8)%

Selling and administrative expenses	73.7	69.1	4.6	6.7%
Interest income, net	(0.7)	(0.4)	(0.3)	N/M
Other income, net	(1.5)	(0.2)	(1.3)	N/M
Income tax expense	18.6	23.8	(5.2)	(21.8)%
Net income attributable to Methode Electronics, Inc.	$62.0	$74.5	$(12.5)	(16.8)%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	74.5%	74.5%
Gross margins	25.5%	25.5%
Selling and administrative expenses	12.4%	10.6%
Interest income, net	(0.1)%	(0.1)%
Other income, net	(0.3)%	—%
Income tax expense	3.1%	3.6%
Net income attributable to Methode Electronics, Inc.	10.4%	11.4%

Net Sales.  Consolidated net sales decreased $57.5 million, or 8.8%, to $596.3 million for the nine months ended January 30, 2016, from $653.8 million for the nine months ended January 31, 2015.  The Automotive segment net sales decreased $10.6 million, or 2.3%, to $452.8 million for the first nine months of fiscal 2016, from $463.4 million for the first nine months of fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program, unfavorable currency rate fluctuations and pricing concessions on certain products, partially offset by increased sales volumes for the GM Center Console program and transmission lead-frame assemblies.   The Interface segment net sales decreased $17.1 million, or 14.1%, to $104.3 million for the first nine months of fiscal 2016, compared to $121.4 million for the first nine months of fiscal 2015, due to lower sales volumes of appliance and data solutions products, partially offset by increased sales volumes of radio remote control products.  The Power Products segment net sales decreased $24.8 million, or 38.8%, to $39.1 million for the first nine months of fiscal 2016, compared to $63.9 million for the first nine months of fiscal 2015, primarily due to lower sales volumes for datacom, cabling and busbar products. The Other segment had minimal sales in the first nine months of fiscal 2016 because the Company sold its Trace Laboratories operating units in the fourth quarter of fiscal 2015 and the remaining operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the first nine months of fiscal 2016 or the first nine months of fiscal 2015.  Translation of foreign operations net sales for the nine months ended January 30, 2016 decreased net sales by $13.2 million, or 2.2%, compared to the average currency rates in the first nine months of fiscal 2015, primarily due to the strengthening of the U.S. dollar compared to the euro and the Chinese yuan.

Cost of Products Sold.  Consolidated cost of products sold decreased $42.8 million, or 8.8%, to $444.2 million for the nine months ended January 30, 2016, compared to $487.0 million for the nine months ended January 31, 2015.  Consolidated cost of products sold as a percentage of net sales remained constant at 74.5% for both the first nine months of fiscal 2016 and the first nine months of fiscal 2015.  The Automotive segment experienced a decrease in cost of products sold as a percentage of net sales substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. The Interface segment experienced an increase in cost of products sold as a percentage of net sales primarily due to costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt. The Company experienced moving costs and severance and redundant staffing of $1.0 million during the first quarter of fiscal 2016 in addition to the manufacturing inefficiencies. The Interface segment also experienced an increase in cost of goods sold as a percentage of sales in the first nine months of fiscal 2016, due to lower sales volumes for appliance and data solutions products. The Power Products segment experienced an increase in cost of products sold as a percentage of net sales primarily due to decreased sales volumes.

Gross Profit.  Consolidated gross profit decreased $14.7 million, or 8.8%, to $152.1 million for the nine months ended January 30, 2016, as compared to $166.8 million for the nine months ended January 31, 2015.  Gross margins as a percentage of net sales remained constant at 25.5% for both the nine months ended January 30, 2016 and the nine months ended January 31, 2015.  During the nine months ended January 30, 2016, favorable commodity pricing and the favorable currency impact on the purchase of certain raw materials and labor costs in our foreign operations in the Automotive segment was offset by pricing concessions on certain products and decreased sales volumes for the Interface and Power Products segments. Additional costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses increased $4.6 million, or 6.7%, to $73.7 million for the nine months ended January 30, 2016, compared to $69.1 million for the nine months ended January 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 12.4% for the nine months ended January 30, 2016 from 10.6% for the nine months ended January 31, 2015. In the first nine months of fiscal 2016, expenses increased for legal and other professional fees by $5.5 million, wages, benefits and stock award compensation expense by $3.5 million, travel and advertising expenses by $0.8 million, and intangible asset amortization expense by $0.7 million, offset by decreased bonus expense of $5.9 million.

Interest Income, Net.  Interest income, net increased $0.3 million, to $0.7 million for the nine months ended January 30, 2016, compared to $0.4 million for the nine months ended January 31, 2015. The increase is primarily due to decreased average debt levels during fiscal 2016 as compared to fiscal 2015.

Other Income, Net. Other income, net increased $1.3 million to $1.5 million for the nine months ended January 30, 2016, compared to $0.2 million for the nine months ended January 31, 2015. All amounts for both the first nine months of fiscal 2016 and the first nine months of fiscal 2015 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $5.2 million, or 21.8%, to $18.6 million for the nine months ended January 30, 2016, compared to $23.8 million for the nine months ended January 31, 2015.  The Company's effective tax rate decreased to 23.1% in the first nine months of fiscal 2016, compared to 24.2% in the first nine months of fiscal 2015.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. decreased $12.5 million, or 16.8%, to $62.0 million for the nine months ended January 30, 2016, compared to $74.5 million for the nine months ended January 31, 2015, primarily due to lower sales volumes, pricing concessions on certain products, the additional costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt, no sales or earnings due to the sale of Trace Laboratories and increased selling and administrative expenses, partially offset with favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, favorable currency rate translation fluctuations and lower income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$452.8	$463.4	$(10.6)	(2.3)%

Cost of products sold	328.5	347.3	(18.8)	(5.4)%

Gross profit	124.3	116.1	8.2	7.1%

Selling and administrative expenses	24.6	23.3	1.3	5.6%

Income from operations	$99.7	$92.8	$6.9	7.4%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	72.5%	74.9%
Gross margins	27.5%	25.1%
Selling and administrative expenses	5.4%	5.0%
Income from operations	22.0%	20.0%

Net Sales.  Automotive segment net sales decreased $10.6 million, or 2.3%, to $452.8 million for the nine months ended January 30, 2016, from $463.4 million for the nine months ended January 31, 2015.  Net sales decreased in North America by $25.4 million, or 9.1%, to $253.4 million for the first nine months of fiscal 2016, compared to $278.8 million for the first nine months of fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program which substantially completed production at the end of fiscal 2015. Sales volumes of the GM Center Console program increased due to increased volumes, partially offset with pricing concessions on certain products. In addition, sales volumes decreased for our transmission lead-frame assemblies in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015. Net sales increased in Europe by $0.7 million, or 0.6%, to $116.8 million in the first nine months of fiscal 2016, compared to $116.1 million in the first nine months of fiscal 2015, primarily due to higher tooling sales and higher sales volumes for hidden switch products, partially offset by unfavorable currency rate fluctuations. Net sales in Asia increased $14.1 million, or 20.6%, to $82.6 million in the first nine months of fiscal 2016, compared to $68.5 million in the first nine months of fiscal 2015, primarily due to higher sales volumes for our transmission lead-frame assemblies, linear position sensor products and interior lighting products, partially offset with lower sales volumes of steering angle sensor products. Translation of foreign operations net sales for the nine months ended January 30, 2016 decreased reported net sales by $13.2 million, or 2.8%, in the first nine months of fiscal 2016, compared to the average currency rates in the first nine months of fiscal 2015, primarily due to the strengthening of the U.S. dollar compared to the euro and the Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold decreased $18.8 million, or 5.4%, to $328.5 million for the nine months ended January 30, 2016, from $347.3 million for the nine months ended January 31, 2015.  The Automotive segment cost of products sold as a percentage of net sales decreased to 72.5% in the first nine months of fiscal 2016, compared to 74.9% in the first nine months of fiscal 2015.  The decrease is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations.

Gross Profit.  Automotive segment gross profit increased $8.2 million, or 7.1%, to $124.3 million for the nine months ended January 30, 2016, as compared to $116.1 million for the nine months ended January 31, 2015.  The Automotive segment gross margins as a percentage of net sales increased to 27.5% for the nine months ended January 30, 2016, as compared to 25.1% for the nine months ended January 31, 2015.  The increase is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, partially offset by price concessions on certain products.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.3 million, or 5.6%, to $24.6 million for the nine months ended January 30, 2016, compared to $23.3 million for the nine months ended January 31, 2015.  Selling and administrative expenses as a percentage of net sales were 5.4% for the nine months ended January 30, 2016 and 5.0% for the nine months ended January 31, 2015. The increase in expenses in the first nine months of fiscal 2016 is primarily due to higher wages, benefits and stock award compensation expense and travel expenses, partially offset with lower bonus expenses.

Income from Operations.  Automotive segment income from operations increased $6.9 million, or 7.4%, to $99.7 million for the nine months ended January 30, 2016, compared to $92.8 million for the nine months ended January 31, 2015. The first nine months of fiscal 2016 benefitted from favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, partially offset with lower sales volumes, customer pricing concessions on certain products and higher selling and administrative expenses.

Interface Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$104.3	$121.4	$(17.1)	(14.1)%

Cost of products sold	79.5	90.1	(10.6)	(11.8)%

Gross profit	24.8	31.3	(6.5)	(20.8)%

Selling and administrative expenses	22.2	15.6	6.6	42.3%

Income from operations	$2.6	$15.7	$(13.1)	(83.4)%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	76.2%	74.2%
Gross margins	23.8%	25.8%
Selling and administrative expenses	21.3%	12.9%
Income from operations	2.5%	12.9%

Net Sales.  Interface segment net sales decreased $17.1 million, or 14.1%, to $104.3 million for the nine months ended January 30, 2016, from $121.4 million for the nine months ended January 31, 2015.  Net sales decreased in North America by $13.9 million, or 14.4%, to $82.5 million in the first nine months of fiscal 2016, compared to $96.4 million in the first nine months of fiscal 2015, primarily due to lower sales volumes of appliance products and data solutions products, partially offset with higher radio remote control sales volumes. Net sales in Europe increased $1.5 million, or 8.4%, to $19.4 million in the first nine months of fiscal 2016, compared to $17.9 million in the first nine months of fiscal 2015, primarily due to higher radio remote control sales volumes, partially offset with lower data solutions products sales volumes. Net sales in Asia decreased $4.7 million, or 66.2%, to $2.4 million in the first nine months of fiscal 2016, compared to $7.1 million in the first nine months of fiscal 2015, primarily due to lower sales volumes of radio remote controls. The Philippine radio remote control operation was moved to Egypt during the first quarter of fiscal 2016.

Cost of Products Sold.  Interface segment cost of products sold decreased $10.6 million, or 11.8%, to $79.5 million for the nine months ended January 30, 2016, compared to $90.1 million for the nine months ended January 31, 2015.  Interface segment cost of products sold as a percentage of net sales increased to 76.2% for the nine months ended January 30, 2016, compared to 74.2% for the nine months ended January 31, 2015.  The increase in cost of products sold as a percentage of net sales is primarily due to additional costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt. The Company experienced moving costs and severance and redundant staffing of $1.0 million during the first quarter of fiscal 2016 in addition to the manufacturing inefficiencies. Cost of products sold as a percentage of sales also increased in the first nine months of fiscal 2016 due to lower sales volumes for appliance and data solutions products.

Gross Profit.  Interface segment gross profit decreased $6.5 million, or 20.8%, to $24.8 million for the nine months ended January 30, 2016, compared to $31.3 million for the nine months ended January 31, 2015.  Gross margins as a percentage of net sales decreased to 23.8% for the nine months ended January 30, 2016, from 25.8% for the nine months ended January 31, 2015.  The decrease in gross margins as a percentage of net sales is primarily due to moving costs, severance and redundant staffing related to the move from the Philippines to Egypt and lower appliance and data solution products sales volumes.

Selling and Administrative Expenses.  Selling and administrative expenses increased $6.6 million, or 42.3%, to $22.2 million for the nine months ended January 30, 2016, compared to $15.6 million for the nine months ended January 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 21.3% for the nine months ended January 30, 2016, from 12.9% for the nine months ended January 31, 2015. The increase in selling and administrative expenses is primarily due to increased legal expenses, increased compensation expense, travel expense, other professional fees and intangible asset amortization expense.

Income from Operations.  Interface segment income from operations decreased $13.1 million, or 83.4%, to $2.6 million for the nine months ended January 30, 2016, compared to $15.7 million for the nine months ended January 31, 2015, primarily due to lower sales volumes, increased legal expenses, intangible asset amortization expense, travel expense and other professional fees.

Power Products Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$39.1	$63.9	$(24.8)	(38.8)%

Cost of products sold	31.9	42.3	(10.4)	(24.6)%

Gross profit	7.2	21.6	(14.4)	(66.7)%

Selling and administrative expenses	2.5	3.7	(1.2)	(32.4)%

Income from operations	$4.7	$17.9	$(13.2)	(73.7)%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	81.6%	66.2%
Gross margins	18.4%	33.8%
Selling and administrative expenses	6.4%	5.8%
Income from operations	12.0%	28.0%

Net Sales.  Power Products segment net sales decreased $24.8 million, or 38.8%, to $39.1 million for the nine months ended January 30, 2016, compared to $63.9 million for the nine months ended January 31, 2015.  Net sales decreased in North America by $19.0 million, or 49.1%, to $19.7 million in the first nine months of fiscal 2016, compared to $38.7 million in the first nine months of fiscal 2015, primarily due to lower sales volumes of datacom products. Net sales in Europe decreased $3.2 million, or 40.5%, to $4.7 million in the first nine months of fiscal 2016, compared to $7.9 million in the first nine months of fiscal 2015, primarily due to lower sales volumes of a bypass switch. Net sales in Asia decreased $2.6 million, or 15.0%, to $14.7 million in the first nine months of fiscal 2016, compared to $17.3 million in the first nine months of fiscal 2015, primarily due to decreased sales volumes of busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $10.4 million, or 24.6%, to $31.9 million for the nine months ended January 30, 2016, compared to $42.3 million for the nine months ended January 31, 2015.  The Power Products segment cost of products sold as a percentage of net sales increased to 81.6% for the nine months ended January 30, 2016, from 66.2% for the nine months ended January 31, 2015.  The increase in cost of products sold as a percentage of net sales is primarily due to decreased sales volumes.

Gross Profit.  Power Products segment gross profit decreased $14.4 million, or 66.7%, to $7.2 million in the first nine months of fiscal 2016, compared to $21.6 million in the first nine months of fiscal 2015.  Gross margins as a percentage of net sales decreased to 18.4% for the nine months ended January 30, 2016 from 33.8% for the nine months ended January 31, 2015. The decrease in gross margins as a percentage of net sales is primarily due to decreased sales volumes.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.2 million, or 32.4%, to $2.5 million for nine months ended January 30, 2016, compared to $3.7 million for the nine months ended January 31, 2015. The decrease is primarily due to lower commission and bonus expense in North America. Selling and administrative expenses as a percentage of net sales increased to 6.4% for the nine months ended January 30, 2016 from 5.8% for the nine months ended January 31, 2015, primarily due to lower sales volumes.

Income From Operations.  Power Products segment income from operations decreased $13.2 million, or 73.7%, to $4.7 million for the nine months ended January 30, 2016, compared to $17.9 million for the nine months ended January 31, 2015, due to decreased sales volumes, partially offset with lower commission and bonus expense.

Other Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 30, 2016	January 31, 2015	Net Change	Net Change
Net sales	$0.1	$5.1	$(5.0)	(98.0)%

Cost of products sold	3.1	5.8	(2.7)	(46.6)%

Gross profit	(3.0)	(0.7)	(2.3)	N/M

Selling and administrative expenses	3.2	3.4	(0.2)	(5.9)%

Loss from operations	$(6.2)	$(4.1)	$(2.1)	51.2%

Percent of sales:	January 30, 2016	January 31, 2015
Net sales	N/M	100.0%
Cost of products sold	N/M	113.7%
Gross margins	N/M	(13.7)%
Selling and administrative expenses	N/M	66.7%
Loss from operations	N/M	(80.4)%

Net Sales.  The Other segment net sales decreased $5.0 million, or 98.0% due to minimal sales for the nine months ended January 30, 2016, compared to $5.1 million for the nine months ended January 31, 2015. The decrease is primarily due to sale of Trace Laboratories business at the beginning of the fourth quarter of fiscal 2015. The remaining operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the first nine months of fiscal 2016 and in the first nine months fiscal 2015.

Cost of Products Sold.  Other segment cost of products sold decreased $2.7 million, or 46.6%, to $3.1 million for the nine months ended January 30, 2016, compared to $5.8 million for the nine months ended January 31, 2015. The decrease is primarily due to the sale of Trace Laboratories, partially offset with development costs in our medical devices, inverters and battery systems operating units.

Gross Profit.  The Other segment gross profit decreased $2.3 million, to a loss of $3.0 million for the nine months ended January 30, 2016, compared to a loss of $0.7 million for the nine months ended January 31, 2015. The decrease is primarily due to the sale of Trace Laboratories, partially offset with development costs in our medical devices, inverters and battery systems operating units.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 5.9%, to $3.2 million for the nine months ended January 30, 2016, compared to $3.4 million for the nine months ended January 31, 2015.  The decrease is primarily due to the sale of Trace Laboratories business, partially offset by increased headcount and professional fees in our medical devices, inverters and battery systems operating units.

Loss From Operations  The Other segment loss from operations increased $2.1 million to $6.2 million for the nine months ended January 30, 2016, compared to $4.1 million for the nine months ended January 31, 2015.  The increased loss was primarily due to sale of Trace Laboratories business, increased development expenses, professional fees and headcount.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $202.3 million of cash and cash equivalents as of January 30, 2016, $191.0 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $2.1 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At January 30, 2016, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2016, we had borrowings of $63.0 million and payments of $13.3 million, which includes interest of $0.3 million, under this credit facility. As of January 30, 2016, there were outstanding balances against the credit facility of $55.0 million.  There was $45.0 million available to borrow under the credit facility as of January 30, 2016, which does not include the option to increase the principal amount.

Cash Flow - Operating Activities

Net cash provided by operating activities decreased $24.8 million to $83.8 million for the first nine months of fiscal 2016, compared to $108.6 million for the first nine months of fiscal 2015, primarily due to the increased cash use of $13.9 million from the changes in operating assets and liabilities and the decrease in net income of $12.5 million. The net changes in assets and liabilities resulted in the cash use of $0.8 million in the first nine months of fiscal 2016, compared to cash generation of $13.1 million in the first nine months of fiscal 2015. The increased cash use in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 is primarily driven by the increased cash payments for bonuses and payroll taxes, partially offset with timing of receivable collections.

Cash Flow - Investing Activities

Net cash used in investing activities increased by $4.4 million due to purchases of property, plant and equipment of $17.2 million for the first nine months of fiscal 2016, compared to $12.8 million for the first nine months of fiscal 2015.

Cash Flow - Financing Activities

Net cash used by financing activities increased $8.9 million to $23.1 million in the first nine months of fiscal 2016, compared to $32.0 million for the first nine months of fiscal 2015.  The Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding stock through September 1, 2017. During the first nine months of fiscal 2016, th

e Company repurchased $59.8 million pursuant to the plan. During the first nine months of fiscal 2016, the Company had net borrowings against the credit facility of $50.0 million, compared to net payments of $28.0 million in the first nine months of fiscal 2015. We paid dividends of $10.2 million and $10.3 million in the first nine months of fiscal 2016 and fiscal 2015, respectively. The first nine months of fiscal 2016 includes $7.6 million of taxes paid related to net share settlement of equity awards, partially offset by a $4.0 million excess tax benefit on those shares. There were proceeds from the exercise of stock options of $0.5 million and $6.3 million in the first nine months of fiscal 2016 and fiscal 2015, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $8.1 million as of January 30, 2016 and $6.7 million as of May 2, 2015.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $32.3 million at January 30, 2016 and $28.0 million at May 2, 2015.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $55.0 million of net borrowings at January 30, 2016, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2016 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company's purchase of shares of the Company's common stock during the quarter ended January 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares that may be yet Purchased Under the Plans or Programs
Period	Total Number of Shares Purchased	Average Price Paid Per Share
November 1, 2015 through November 28, 2015	—	$—	710,502	$77.3 million
November 29, 2015 through January 2, 2016	599,721	$31.51	1,310,223	$58.3 million
January 3, 2016 through January 30, 2016	607,900	$29.75	1,918,123	$40.3 million

(1) In September 2015, the Company adopted a plan to repurchase up to $100.0 million of its common stock. The plan expires September 1, 2017.
Item 6.          Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Douglas A. Koman
Douglas A. Koman
Chief Financial Officer
(principal financial officer)

Dated:	March 3, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File