Form 10-K
period 2016-04-30
METHODE ELECTRONICS INC
filed 2016-06-23
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 31, 2015, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange, was $1.2 billion.
Registrant had 36,835,361 shares of common stock, $0.50 par value, outstanding as of June 21, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held September 15, 2016 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K
April 30, 2016

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” mean Methode Electronics, Inc. and its subsidiaries.

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States.  Our primary manufacturing locations are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our components are found in the primary end markets of the aerospace, appliance, automotive, battery storage, construction, consumer and industrial equipment, communications (including information processing and storage, medical device, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Fiscal 2016 and 2015 represent fifty-two weeks of results and fiscal 2014 represents fifty-three weeks of results.

Segments.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile original equipment manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead frames and sensors, which incorporate magneto-elastic sensing and other technologies, that monitor the operation or status of a component or system.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, computer, construction, consumer, material handling, medical, military, mining, networking, point-of-sale, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, and solid-state field effect consumer touch panels.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

The Power Products segment manufactures braided flexible cables, current-carrying laminated bus bars and devices, custom power-product assemblies, such as our PowerRail solution, high-current low voltage flexible power cabling systems and powder coated bus bars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, military, telecommunications, and transportation.

The Other segment includes medical devices, inverters and battery systems and insulated gate bipolar transistor solutions. Our medical devices business includes Dabir Surfaces which is our surface support technology aimed at pressure ulcer prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure ulcers, including patients undergoing long-duration surgical procedures. The Other segment also included independent laboratories that provide services for qualification, testing and certification, and analysis of electronic and optical components. The independent laboratories were sold at the end of the third quarter of fiscal 2015.

Financial results by segment are summarized in Note 12 to our consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014
Automotive	76.0%	71.3%	67.6%
Interface	17.4%	18.3%	21.7%
Power Products	6.6%	9.7%	9.4%
Other	0.0%	0.6%	1.3%

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

Sources and Availability of Materials.  The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, light-emitting diode ("LED") displays, plastic molding materials, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.  We normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We did not experience any significant price increases in fiscal 2016, fiscal 2015 and fiscal 2014. In fiscal 2016 and fiscal 2015, we did experience some lower costs for certain commodities, primarily the cost of copper and resin-based products.

Patents.  The Company has been granted a number of patents in the U.S., Europe and Asia and has additional domestic and international patent applications pending related to our products. The Company's existing patents expire on various dates from 2016 to 2031. The Company seeks patents in order to protect the Company's interest in certain products and technologies, including our TouchSensor, magnetic torque sensing, medical devices and high-power distribution products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality.  A significant portion of our business is dependent on automotive sales and the vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns.

Material Customers.  During the fiscal year ended April 30, 2016, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 49.5% and 11.5%, respectively, of consolidated net sales.  Typically, our Ford and GM supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each Ford and GM part as identified by the customer part number. Each such Ford and GM blanket purchase order accounted for less than 10.0% of our fiscal 2016 consolidated net sales. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply Ford or GM the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both Ford and GM order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various Ford and GM plants and include information regarding part quantities and delivery specifications.

Backlog. Our backlog of orders was approximately $137.5 million at April 30, 2016, and $150.0 million at May 2, 2015.  We expect that most of the backlog at April 30, 2016 will be shipped within fiscal 2017.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of our costs of goods sold on the Company's income statement. Expenditures for such activities amounted to $27.8 million, $24.5 million and $25.7 million for fiscal 2016, 2015 and 2014, respectively.

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

Employees.  At April 30, 2016 and May 2, 2015, we had 4,345 and 4,295 employees, respectively.  We also from time to time employ part-time employees and hire independent contractors.  As of April 30, 2016, our employees from our Malta and Mexico facilities, which account for approximately 65% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

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

Our Company website address is www.methode.com. We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our Company, is routinely posted on and accessible on the Investor Relations subpage of our website. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.   Also posted on our website are the Company’s Corporate Governance Guidelines, Code of Conduct, Anti-Corruption Policy and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 7401 West Wilson Avenue, Chicago, Illinois 60706, Attention: Investor Relations Department.  Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of September 21, 2015.

As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this annual report on Form 10-K.

Item 1A.  Risk Factors

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is dependent upon two large automotive customers and specific makes and models of automobiles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.   Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report.

Our business is dependent on two large automotive customers.  If we were to lose either of these customers or experienced a significant decline in the volume or price of products purchased by these customers, or if either of the customers declare bankruptcy, our future results could be adversely affected.

During the year ended April 30, 2016, shipments to GM and Ford, or their tiered suppliers, represented 49.5% and 11.5%, respectively, of our consolidated net sales. The sales to GM primarily consisted of integrated center consoles for use in trucks and SUV's. The supply arrangements with these customers generally provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a Ford or GM supply arrangement for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition. The Company from time to time provides price concessions in connection with the awarding of new business.

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

International operations represent a significant portion of our business. Sales outside the United States represent a material amount of our net sales, and we expect net sales outside the United States to continue to represent a significant portion of our total net sales. Outside of the United States, we operate manufacturing facilities in China, Egypt, Malta and Mexico.

Our international operations are subject to a variety of potential risks, including:

•	inflation or changes in political and economic conditions;

•	unstable regulatory environments;

•	changes in import and export duties and licenses;

•	domestic and foreign customs and tariffs;

•	potentially adverse tax consequences;

•	trade restrictions;

•	exchange rate fluctuations;

•	restrictions on the transfer of funds into or out of a country;

•	changes in labor laws, including minimum wage;

•	labor unrest;

•	logistical and communications challenges;

•	difficulties associated with managing a large organization spread throughout various countries;

•	compliance risks associated with the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws;

•	differing protection of intellectual property and trade secrets; and

•	burdensome taxes and other restraints.

Any of these factors may have an adverse effect on our international operations which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our Dabir Surfaces medical device products are emerging technologies. Our ability to successfully market and sell these products will depend on acceptance by the medical community.
We continue to develop our Dabir Surfaces medical device products, which are included in several ongoing clinical research and product evaluation studies. We will not be successful in marketing and selling these products to the medical community if we are unable to demonstrate the clinical efficacy, cost effectiveness and distinctive benefits of the products or if our customers prefer competitive products.
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

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill and intangible assets;

•	changes in available tax credits;

•	changes in tax laws or interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses;

•	changes in U.S. generally accepted accounting principles ("U.S. GAAP"); and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. Since a significant portion of our operations are conducted at our international locations, a significant amount of cash and expected future cash flows are located outside of the U.S. As of April 30, 2016, approximately 96% of our cash and cash equivalents was held by our international subsidiaries. No provision has been made for income taxes on undistributed net income of foreign operations, as we currently expect them to be indefinitely reinvested in our foreign operations. However, if we change our position and the cash is repatriated back to the U.S., it may create a tax liability which could have an adverse affect on our U.S. federal and state taxes.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers, thereby creating delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. While we may purchase insurance policies to cover the direct economic impact experienced following a natural disaster occurring at one of our own facilities, there can be no assurance that such insurance policies will cover the full extent of our financial loss nor will they cover losses which are not economic in nature such as, for example, our reputation as a reliable supplier.

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

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to a variety of factors, including design or manufacturing errors, component failure or counterfeit parts. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects or recalls and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

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

We may be required to recognize additional impairment charges.

Pursuant to U.S. GAAP, we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write-off goodwill and intangible assets of $11.1 million and $1.7 million in fiscal 2015 and fiscal 2014, respectively. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported results in these periods.

Regulations related to the use of conflict-free minerals may increase our costs and expenses, and an inability to certify that our products are conflict-free may adversely affect customer relationships.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals. As a result, the Securities and Exchange Commission enacted annual disclosure and reporting requirements for public companies that use these minerals in their products, which apply to us. Under the rules, we were required to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures which began in May 2014. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the rules may reduce the number of suppliers who provide components and products containing conflict-free minerals and thus may increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses may have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which may place us at a competitive disadvantage, and our reputation may be harmed.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage

Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Monterrey, Mexico	Manufacturing	Leased	241,000
Mriehel, Malta	Manufacturing	Leased	226,090
Carthage, Illinois	Manufacturing	Owned	134,889
Cairo, Egypt	Manufacturing	Leased	120,954
Shanghai, China	Manufacturing	Leased	94,643
McAllen, Texas	Warehousing	Leased	65,303
Southfield, Michigan	Sales and Engineering Design Center	Owned	64,000
Zhenjiang, China	Manufacturing	Leased	23,560
Bangalore, India	Engineering Design Center	Leased	14,465
Beirut, Lebanon	Engineering Design Center	Leased	5,112
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	4,047
London, UK	Sales and Administrative	Leased	1,629

Interface Segment:
Chicago, Illinois	Manufacturing	Owned	55,000
Monterrey, Mexico	Manufacturing	Leased	45,657
Mriehel, Malta	Manufacturing	Leased	32,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	26,132
Richardson, Texas	Manufacturing	Leased	25,715
Wheaton, Illinois	Manufacturing	Leased	22,500
Shanghai, China	Manufacturing	Leased	9,000
Milan, Italy	Sales and Design	Leased	8,600
Harkingen, Switzerland	Sales and Engineering Design Center	Leased	4,166
Hong Kong	Sales and Administrative	Leased	1,885
Singapore	Sales and Administrative	Leased	1,250
Taiwan	Sales and Administrative	Leased	581

Power Products Segment:
Shanghai, China	Manufacturing	Leased	54,643
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Mriehel, Malta	Manufacturing	Leased	40,700
San Jose, California	Prototype and Design Center	Leased	2,925

Other Segment:
Chicago, Illinois	Manufacturing	Owned	48,000
Boulder, Colorado	Prototype and Design Center	Leased	10,000

Item 3.  Legal Proceedings

As of April 30, 2016, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

Item 4.  Mine Safety Disclosures

Not Applicable

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	60	Chief Executive Officer since 2004 and President and Director since 2001.

Douglas A. Koman	66	Chief Financial Officer of the Company since 2004.

Timothy R. Glandon	52	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.

Joseph E. Khoury	52	Senior Vice President since 2015; prior thereto, Vice President and General Manager, European Operations since 2004.

Theodore P. Kill	65	Vice President, Worldwide Sales since 2006.

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

			Dividends Declared Per Share

	High	Low
Fiscal Year ended April 30, 2016
First Quarter	$49.00	$25.01	$0.09
Second Quarter	34.18	22.72	0.09
Third Quarter	37.25	23.83	0.09
Fourth Quarter	31.57	24.38	0.09

Fiscal Year ended May 2, 2015
First Quarter	$38.57	$27.27	$0.09
Second Quarter	41.90	31.10	0.09
Third Quarter	43.00	32.80	0.09
Fourth Quarter	47.41	35.82	0.09

On June 16, 2016, the Board of Directors declared a dividend of $0.09 per share of common stock, payable on July 29, 2016, to holders of record on July 15, 2016. As of June 21, 2016, the number of record holders of our common stock was 452.

The following table provides information about the Company's purchase of shares of the Company's common stock during the quarter ended April 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares that may be yet Purchased Under the Plans or Programs
Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 31, 2016 through February 27, 2016	—	$—	1,918,123	$40.3 million
February 28, 2016 through April 2, 2016	34,075	$27.99	1,952,198	$39.3 million
April 3, 2016 through April 30, 2016	45,100	$29.08	1,997,298	$38.0 million

(1) In September 2015, the Company adopted a plan to repurchase up to $100.0 million of its common stock. The plan expires on September 1, 2017.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report.  The consolidated statement of operations data for fiscal 2016, 2015 and 2014, and the consolidated balance sheet data as of April 30, 2016 and May 2, 2015, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data for fiscal 2013 and 2012, and the consolidated balance sheet data as of May 3, 2014, April 27, 2013 and April 28, 2012 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
	April 30, 2016 (1)	May 2, 2015 (2)	May 3, 2014 (53 weeks) (3)	April 27, 2013 (4)	April 28, 2012 (5)
	(In Millions, Except Percentages and Per Share Amounts)
Income Statement Data:
Net sales	$809.1	$881.1	$772.8	$519.8	$465.1
Income before income taxes	110.9	120.8	75.9	37.9	11.4
Income tax expense/(benefit)	26.3	19.8	(20.3)	(2.5)	3.2
Net income attributable to Methode Electronics, Inc.	84.6	101.1	96.1	40.7	8.4

Per Common Share:
Basic net income	2.21	2.61	2.53	1.09	0.22
Diluted net income	2.20	2.58	2.51	1.08	0.22
Dividends	0.36	0.36	0.30	0.28	0.28
Book Value	12.61	11.82	10.21	7.71	6.84

Long-term Debt	57.0	5.0	48.0	43.5	48.0
Retained Earnings	358.6	356.5	269.2	184.4	154.0
Fixed Assets (net)	93.0	93.3	101.2	98.4	77.2
Total Assets	655.9	604.1	575.5	434.9	403.6

Return on Average Equity	18.2%	23.5%	28.2%	15.0%	3.3%
Pre-tax Income as a Percentage of Sales	13.7%	13.7%	9.8%	7.3%	2.5%
Net Income as a Percentage of Sales	10.5%	11.3%	12.4%	7.8%	1.8%

(1) Fiscal 2016 includes $9.9 million of pre-tax legal expense relating to the Hetronic lawsuit. See Note 9 to our consolidated financial statements for more information.
(2) Fiscal 2015 includes a $5.0 million tax benefit related to the release of a valuation allowance against deferred tax assets in Malta. Fiscal 2015 also includes a goodwill pre-tax impairment charge of $11.1 million and a pre-tax gain on the sale of a business of $7.7 million.
(3) Fiscal 2014 includes a $31.7 million tax benefit related to the release of a valuation allowance against deferred tax assets in the U.S. Fiscal 2014 also includes an intangible asset pre-tax impairment charge of $1.7 million and a pre-tax gain on the sale of one of the Company's investments of $3.2 million.
(4) Fiscal 2013 includes $20.0 million of pre-tax income from the Delphi legal settlement. Fiscal 2013 also includes a pre-tax charge of $4.3 million related to the impairment of goodwill for our Eetrex reporting unit.
(5) Fiscal 2012 includes $3.7 million of pre-tax legal expense relating to the Delphi supply agreement and patent lawsuit.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States.  Our primary manufacturing locations are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.   For more information regarding the business and products of these segments, see “Item 1. Business.”

Our components are found in the primary end markets of the aerospace, appliance, automotive, battery storage, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), medical device, rail and other transportation industries.

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. The Company has purchased 1,997,298 shares for $62.0 million as of April 30, 2016. The program may be suspended or terminated at any time.

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties.

We incurred legal fees of $9.9 million and $3.1 million in fiscal 2016 and fiscal 2015, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses in the Interface segment.

Results of Operations

Results of Operations for the Fiscal Year Ended April 30, 2016, as Compared to the Fiscal Year Ended May 2, 2015.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2016	May 2, 2015	Net Change	Net Change
Net sales	$809.1	$881.1	$(72.0)	(8.2)%

Cost of products sold	596.2	662.3	(66.1)	(10.0)%

Gross profit	212.9	218.8	(5.9)	(2.7)%

Impairment of goodwill and intangible assets	—	11.1	(11.1)	N/M
Selling and administrative expenses	100.8	94.0	6.8	7.2%
Amortization of intangibles	2.4	1.5	0.9	60.0%
Gain from sale of business	—	(7.7)	7.7	N/M
Interest income, net	(0.7)	(0.7)	—	—%
Other income, net	(0.5)	(0.2)	(0.3)	N/M
Income tax expense	26.3	19.8	6.5	32.8%
Net income attributable to non controlling interest	—	(0.1)	0.1	N/M
Net income attributable to Methode Electronics, Inc.	$84.6	$101.1	$(16.5)	(16.3)%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	73.7%	75.2%
Gross margins	26.3%	24.8%
Impairment of goodwill and intangible assets	—%	1.3%
Selling and administrative expenses	12.5%	10.7%
Amortization of intangibles	0.3%	0.2%
Gain from sale of business	—%	(0.9)%
Interest income, net	(0.1)%	(0.1)%
Other income, net	(0.1)%	—%
Income tax expense	3.3%	2.2%
Net income attributable to non controlling interest	—%	—%
Net income attributable to Methode Electronics, Inc.	10.5%	11.5%

Net Sales.  Consolidated net sales decreased $72.0 million, or 8.2%, to $809.1 million for the fiscal year ended April 30, 2016, from $881.1 million for the fiscal year ended May 2, 2015.  The Automotive segment net sales decreased $14.1 million, or 2.2%, to $614.3 million for fiscal 2016, from $628.4 million for fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program which substantially completed production at the end of fiscal 2015, unfavorable currency rate fluctuations and higher pricing concessions on certain products, partially offset by increased sales volumes for the GM Center Console program.   The Interface segment net sales decreased $20.9 million, or 12.9%, to $140.8 million for fiscal 2016, compared to $161.7 million for fiscal 2015, due to lower sales volumes of appliance and data solutions products, partially offset by increased sales volumes of radio remote control products.  The Power Products segment net sales decreased $32.2 million, or 37.6%, to $53.5 million for fiscal 2016, compared to $85.7 million for fiscal 2015, primarily due to lower sales volumes for PowerRail, cabling and busbar products. The Power Products net sales for fiscal 2016 include a gain on the sale of a building of $1.0 million and $1.5 million of customer contractual adjustments for minimum purchases. The Other segment had minimal sales for fiscal 2016 as the Company sold its Trace Laboratories operating units in the fourth quarter of fiscal 2015 and the remaining operating units in this segment, medical devices, inverters and battery systems, had minimal net sales for fiscal 2016 or fiscal 2015.  Translation of foreign operations net sales for the fiscal year ended April 30, 2016 decreased net sales by $10.5 million, or 1.3%, compared to the average currency rates for the fiscal year ended May 2, 2015, primarily due to the strengthening of the U.S. dollar, compared to the euro and Chinese yuan.

Cost of Products Sold.  Consolidated cost of products sold decreased $66.1 million, or 10.0%, to $596.2 million for the fiscal year ended April 30, 2016, compared to $662.3 million for the fiscal year ended May 2, 2015.  Consolidated cost of products sold as a percentage of net sales decreased to 73.7% for fiscal 2016, compared to 75.2% for fiscal 2015.  The Automotive segment experienced a decrease in cost of products sold as a percentage of net sales substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. The Automotive segment cost of goods sold for fiscal 2016 includes a one-time reversal of accruals of $2.1 million related to customer commercial issues. The Interface segment experienced an increase in cost of products sold as a percentage of net sales primarily due to costs and inefficiencies experienced during the first quarter of fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt. The Company experienced moving costs and severance and redundant staffing costs of $1.0 million in fiscal 2016 in addition to the manufacturing inefficiencies. The increase in the Interface segment was also due to lower sales volumes for appliance and data solutions products. The Power Products segment experienced an increase in cost of products sold as a percentage of net sales primarily due to decreased sales volumes.

Gross Profit.  Consolidated gross profit decreased $5.9 million, or 2.7%, to $212.9 million for the fiscal year ended April 30, 2016, as compared to $218.8 million for the fiscal year ended May 2, 2015.  Gross margins as a percentage of net sales increased to 26.3% for fiscal 2016, compared to 24.8% for fiscal 2015.  During the fiscal year ended April 30, 2016, favorable commodity pricing and the favorable currency impact on the purchase of certain raw materials and labor costs in our foreign operations in the Automotive segment was partially offset by higher pricing concessions on certain products in the Automotive segment and decreased sales volumes for the Interface and Power Products segments and additional costs and inefficiencies experienced during fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt. Gross profit for fiscal 2016 was favorably impacted by the gain on the sale of a building, the one-time reversal of accruals related to customer commercial issues and customer contractual adjustments for minimum purchases.

Impairment of Goodwill. In fiscal 2015, management performed the annual impairment analysis of goodwill for our TouchSensor reporting unit and determined that the assets were impaired, resulting from a fourth quarter change in strategic direction. The Company recorded an impairment charge of $11.1 million related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $6.8 million, or 7.2%, to $100.8 million for the fiscal year ended April 30, 2016, compared to $94.0 million for the fiscal year ended May 2, 2015.  Selling and administrative expenses as a percentage of net sales increased to 12.5% for fiscal 2016 from 10.7% for fiscal 2015. In fiscal 2016, expenses increased for legal and other professional fees by $8.9 million, wages, benefits and stock award compensation expense by $4.4 million, selling and other general expenses of $2.5 million, partially offset by decreased long-term incentive bonus expense of $9.0 million.

Amortization of Intangibles. Amortization of intangibles increased $0.9 million, or 60.0%, to $2.4 million for the fiscal year ended April 30, 2016, compared to $1.5 million for the fiscal year ended May 2, 2015. The increase relates to the Company shortening the estimated useful lives of some specific patents due to business conditions at the end of fiscal 2015.

Gain on the Sale of Business. During fiscal 2015, we sold our 100% ownership interest in our Trace Laboratories businesses for $11.7 million. The net assets of the businesses had a book value of $4.0 million. We recorded a pre-tax gain of $7.7 million, related to the sale of the net assets.

Interest Income, Net.  Interest income, net, was $0.7 million for both the fiscal year ended April 30, 2016 and for the fiscal year ended May 2, 2015.

Other Income, Net. Other income, net increased $0.3 million to $0.5 million for the fiscal year ended April 30, 2016, compared to $0.2 million for the fiscal year ended May 2, 2015. All amounts for both fiscal 2016 and fiscal 2015 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, euros and Chinese yuan, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $6.5 million, or 32.8%, to $26.3 million for the fiscal year ended April 30, 2016, compared to $19.8 million for the fiscal year ended May 2, 2015.  The Company's effective tax rate increased to 23.7% for fiscal 2016, compared to 16.4% for fiscal 2015. Fiscal 2015 includes a $5.0 million tax benefit related to the release of a valuation allowance against deferred tax assets in Malta.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. decreased $16.5 million, or 16.3%, to $84.6 million for the fiscal year ended April 30, 2016, compared to $101.1 million for the fiscal year ended May 2, 2015, primarily due to lower sales volumes, higher pricing concessions on certain products, the additional costs and inefficiencies experienced related to the move of the radio remote control operation from the Philippines to Egypt, no sales or earnings due to the sale of Trace Laboratories and increased selling and administrative expenses and higher income tax expense, partially offset with no impairment charges in fiscal 2016, favorable commodity pricing of raw materials, favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, the gain on the sale of a building, the one-time reversal of accruals related to customer commercial issues and customer contractual adjustments for minimum purchases.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	April 30, 2016	May 2, 2015	Net Change	Net Change
Net sales	$614.3	$628.4	$(14.1)	(2.2)%

Cost of products sold	443.6	471.0	(27.4)	(5.8)%

Gross profit	170.7	157.4	13.3	8.4%

Selling and administrative expenses	33.9	32.5	1.4	4.3%
Income from operations	$136.8	$124.9	$11.9	9.5%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	72.2%	75.0%
Gross margins	27.8%	25.0%
Selling and administrative expenses	5.5%	5.2%
Income from operations	22.3%	19.9%

Net Sales.  Automotive segment net sales decreased $14.1 million, or 2.2%, to $614.3 million for the fiscal year ended April 30, 2016, from $628.4 million for the fiscal year ended May 2, 2015.  Net sales decreased in North America by $32.9 million, or 8.8%, to $341.0 million for fiscal 2016, compared to $373.9 million for fiscal 2015, primarily due to lower sales volumes of the Ford Center Console program which substantially completed production at the end of fiscal 2015. Sales of the GM Center Console program increased due to increased volumes, partially offset with higher pricing concessions. Sales volumes remained constant for our transmission lead-frame assemblies for fiscal 2016 as compared to fiscal 2015. Net sales increased in Europe by $1.8 million, or 1.1%, to $159.6 million for fiscal 2016, compared to $157.8 million for fiscal 2015, primarily due to higher tooling sales, and higher sales volumes for hidden switch products, partially offset by unfavorable currency rate fluctuations. Net sales in Asia increased $17.0 million, or 17.6%, to $113.7 million for fiscal 2016, compared to $96.7 million for fiscal 2015, primarily due to higher sales volumes of our linear position sensor products and interior lighting products, partially offset with lower sales volumes of steering angle sensor and transmission lead-frame assemblies. Translation of foreign operations net sales for the fiscal year ended April 30, 2016 decreased reported net sales by $10.5 million, or 1.7%, for fiscal 2016, compared to the average currency rates for fiscal 2015, primarily due to the strengthening of the U.S. dollar, compared to the euro and the Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold decreased $27.4 million, or 5.8%, to $443.6 million for the fiscal year ended April 30, 2016, from $471.0 million for the fiscal year ended May 2, 2015.  The Automotive segment cost of products sold as a percentage of net sales decreased to 72.2% for fiscal 2016, compared to 75.0% for fiscal 2015.  The decrease is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. The costs of goods sold for fiscal 2016 includes a $2.1 million reversal of accruals related to customer commercial issues.

Gross Profit.  Automotive segment gross profit increased $13.3 million, or 8.4%, to $170.7 million for the fiscal year ended April 30, 2016, as compared to $157.4 million for the fiscal year ended May 2, 2015.  The Automotive segment gross margins as a percentage of net sales increased to 27.8% for the fiscal year ended April 30, 2016, as compared to 25.0% for the fiscal year ended May 2, 2015.  The increase is substantially due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, partially offset by higher price concessions on certain products. Gross profit for fiscal 2016 was favorably impacted by the reversal of accruals related to certain customer commercial issues.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.4 million, or 4.3%, to $33.9 million for fiscal year ended April 30, 2016, compared to $32.5 million for the fiscal year ended May 2, 2015.  Selling and administrative expenses as a percentage of net sales increased to 5.5% for the fiscal year ended April 30, 2016, compared to 5.2% for the fiscal year ended May 2, 2015. The increase in expenses for fiscal 2016 is primarily due to higher stock award compensation expense, partially offset with lower long-term incentive bonus expenses.

Income from Operations.  Automotive segment income from operations increased $11.9 million, or 9.5%, to $136.8 million for the fiscal year ended April 30, 2016, compared to $124.9 million for the fiscal year ended May 2, 2015. Fiscal 2016 benefitted from favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations and the reversal of accruals related to customer commercial issues, partially offset with lower sales volumes, higher pricing concessions on certain products and higher selling and administrative expenses.

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2016	May 2, 2015	Net Change	Net Change
Net sales	$140.8	$161.7	$(20.9)	(12.9)%

Cost of products sold	107.9	123.0	(15.1)	(12.3)%

Gross profit	32.9	38.7	(5.8)	(15.0)%

Impairment of goodwill	—	11.1	(11.1)	N/M
Selling and administrative expenses	30.2	20.6	9.6	46.6%
Income from operations	$2.7	$7.0	$(4.3)	(61.4)%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	76.6%	76.1%
Gross margins	23.4%	23.9%
Impairment of goodwill	—%	6.9%
Selling and administrative expenses	21.4%	12.7%
Income from operations	1.9%	4.3%

Net Sales.  Interface segment net sales decreased $20.9 million, or 12.9%, to $140.8 million for the fiscal year ended April 30, 2016, from $161.7 million for the fiscal year ended May 2, 2015.  Net sales decreased in North America by $17.9 million, or 13.9%, to $110.9 million for fiscal 2016, compared to $128.8 million for fiscal 2015, primarily due to lower sales volumes of appliance products and data solutions products, partially offset with higher radio remote control sales volumes. Net sales in Europe increased $2.3 million, or 9.6%, to $26.2 million for fiscal 2016, compared to $23.9 million for fiscal 2015, primarily due to higher radio remote control sales volumes, partially offset with lower data solutions products sales volumes. Net sales in Asia decreased $5.6 million, or 62.2%, to $3.4 million for fiscal 2016, compared to $9.0 million for fiscal 2015, primarily due to lower sales volumes of radio remote controls. The Philippine radio remote control operation was moved to Egypt during fiscal 2016.

Cost of Products Sold.  Interface segment cost of products sold decreased $15.1 million, or 12.3%, to $107.9 million for the fiscal year ended April 30, 2016, compared to $123.0 million for the fiscal year ended May 2, 2015.  Interface segment cost of products sold as a percentage of net sales increased to 76.6% for the fiscal year ended April 30, 2016, compared to 76.1% for the fiscal year ended May 2, 2015.  The increase in cost of products sold as a percentage of net sales is primarily due to additional costs and inefficiencies experienced during fiscal 2016 related to the move of the radio remote control operation from the Philippines to Egypt. The Company experienced moving costs and severance and redundant staffing costs of $1.0 million during fiscal 2016 in addition to manufacturing inefficiencies. Cost of products sold as a percentage of sales also increased in fiscal 2016 due to lower sales volumes for appliance and data solutions products.

Gross Profit.  Interface segment gross profit decreased $5.8 million, or 15.0%, to $32.9 million for the fiscal year ended April 30, 2016, compared to $38.7 million for the fiscal year ended May 2, 2015.  Gross margins as a percentage of net sales decreased to 23.4% for the fiscal year ended April 30, 2016, from 23.9% for the fiscal year ended May 2, 2015.  The decrease in gross margins as a percentage of net sales is primarily due to moving, severance and redundant staffing costs related to the move from the Philippines to Egypt and lower appliance and data solution products sales volumes.

Impairment of Goodwill. In fiscal 2015, management performed the annual impairment analysis of goodwill for our TouchSensor reporting unit and determined that the assets were impaired, resulting from a fourth quarter change in strategic direction. The Company recorded an impairment charge of $11.1 million related to these assets.

Selling and Administrative Expenses.  Selling and administrative expenses increased $9.6 million, or 46.6%, to $30.2 million for the fiscal year ended April 30, 2016, compared to $20.6 million for the fiscal year ended May 2, 2015.  Selling and administrative expenses as a percentage of net sales increased to 21.4% for the fiscal year ended April 30, 2016, from 12.7% for the fiscal year ended May 2, 2015. The increase in selling and administrative expenses is primarily due to increased legal expenses for the Hetronic litigation and intangible asset amortization expense.

Income from Operations.  Interface segment income from operations decreased $4.3 million, or 61.4%, to $2.7 million for the fiscal year ended April 30, 2016, compared to $7.0 million for the fiscal year ended May 2, 2015, primarily due to lower sales volumes, increased legal expenses, move and inefficiency expenses related to the move of the radio remote control operation, intangible asset amortization expense, partially offset with no impairment charges.

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)

	April 30, 2016	May 2, 2015	Net Change	Net Change
Net sales	$53.5	$85.7	$(32.2)	(37.6)%

Cost of products sold	40.5	57.9	(17.4)	(30.1)%

Gross profit	13.0	27.8	(14.8)	(53.2)%

Selling and administrative expenses	3.6	4.6	(1.0)	(21.7)%
Income from operations	$9.4	$23.2	$(13.8)	(59.5)%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	75.7%	67.6%
Gross margins	24.3%	32.4%
Selling and administrative expenses	6.7%	5.4%
Income from operations	17.6%	27.1%

Net Sales.  Power Products segment net sales decreased $32.2 million, or 37.6%, to $53.5 million for the fiscal year ended April 30, 2016, compared to $85.7 million for the fiscal year ended May 2, 2015.  Net sales decreased in North America by $24.5 million, or 47.8%, to $26.8 million for fiscal 2016, compared to $51.3 million for fiscal 2015, primarily due to lower sales volumes of PowerRail products. Included in the North American net sales for fiscal 2016 is a $1.0 million gain on the sale of a building. Net sales in Europe decreased $3.7 million, or 33.0%, to $7.5 million for fiscal 2016, compared to $11.2 million for fiscal 2015, primarily due to lower sales volumes of a bypass switch. Included in the European net sales for fiscal 2016 is a $1.5 million customer contractual adjustment for minimum purchases. Net sales in Asia decreased $4.0 million, or 17.2%, to $19.2 million for fiscal 2016, compared to $23.2 million for fiscal 2015, primarily due to decreased sales volumes of busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $17.4 million, or 30.1%, to $40.5 million for the fiscal year ended April 30, 2016, compared to $57.9 million for the fiscal year ended May 2, 2015.  The Power Products segment cost of products sold as a percentage of net sales increased to 75.7% for the fiscal year ended April 30, 2016, from 67.6% for the fiscal year ended May 2, 2015.  The increase in cost of products sold as a percentage of net sales is primarily due to decreased sales volumes.

Gross Profit.  Power Products segment gross profit decreased $14.8 million, or 53.2%, to $13.0 million for fiscal 2016, compared to $27.8 million for fiscal 2015.  Gross margins as a percentage of net sales decreased to 24.3% for the fiscal year ended April 30, 2016 from 32.4% for the fiscal year ended May 2, 2015. The decrease in gross margins as a percentage of net sales is primarily due to decreased sales volumes. Gross profit was favorably impacted by the gain on a sale of a building and customer contractual adjustments for minimum purchases.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.0 million, or 21.7%, to $3.6 million for the fiscal year ended April 30, 2016, compared to $4.6 million for the fiscal year ended May 2, 2015. The decrease is primarily due to lower commission and bonus expense in North America. Selling and administrative expenses as a percentage of net sales increased to 6.7% for the fiscal year ended April 30, 2016 from 5.4% for the fiscal year ended May 2, 2015, primarily due to lower sales volumes.

Income From Operations.  Power Products segment income from operations decreased $13.8 million, or 59.5%, to $9.4 million for the fiscal year ended April 30, 2016, compared to $23.2 million for the fiscal year ended May 2, 2015, due to decreased sales volumes, partially offset with a gain on the sale of a building, customer contractual adjustments for minimum purchases, lower commission and bonus expense.

Other Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	April 30, 2016	May 2, 2015	Net Change	Net Change
Net sales	$0.3	$5.2	$(4.9)	(94.2)%

Cost of products sold	4.3	7.0	(2.7)	(38.6)%

Gross profit	(4.0)	(1.8)	(2.2)	122.2%

Selling and administrative expenses	4.8	4.6	0.2	4.3%

Loss from operations	$(8.8)	$(6.4)	$(2.4)	N/M

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	1,433.3%	134.6%
Gross margins	(1,333.3)%	(34.6)%
Selling and administrative expenses	1,600.0%	88.5%
Loss from operations	(2,933.3)%	(123.1)%

Net Sales.  The Other segment net sales decreased $4.9 million, or 94.2%, to minimal sales for the fiscal year ended April 30, 2016, compared to $5.2 million for the fiscal year ended May 2, 2015. The decrease is primarily due to the sale of Trace Laboratories business in the fourth quarter of fiscal 2015. The remaining operating units in this segment, medical devices, inverters and battery systems, had minimal net sales for fiscal 2016 and fiscal 2015.

Cost of Products Sold.  Other segment cost of products sold decreased $2.7 million, or 38.6%, to $4.3 million for the fiscal year ended April 30, 2016, compared to $7.0 million for the fiscal year ended May 2, 2015. The decrease is primarily due to the sale of Trace Laboratories, partially offset with development costs in our medical devices, inverters and battery systems operating units.

Gross Profit.  The Other segment gross profit decreased $2.2 million, to a loss of $4.0 million for the fiscal year ended April 30, 2016, compared to a loss of $1.8 million for the fiscal year ended May 2, 2015. The decrease is primarily due to the sale of Trace Laboratories, partially offset with development costs in our medical devices, inverters and battery systems operating units.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 4.3%, to $4.8 million for the fiscal year ended April 30, 2016, compared to $4.6 million for the fiscal year ended May 2, 2015.  The increase is primarily due to increased headcount and professional fees in our medical devices, inverters and battery systems operating units, partially offset by the sale of Trace Laboratories businesses.

Loss From Operations  The Other segment loss from operations increased $2.4 million to $8.8 million for the fiscal year ended April 30, 2016, compared to $6.4 million for the fiscal year ended May 2, 2015.  The increased loss was primarily due to the sale of Trace Laboratories business, increased development expenses, professional fees and headcount.

Results of Operations for the Fiscal Year Ended May 2, 2015, as Compared to the Fiscal Year Ended May 3, 2014.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 2, 2015	May 3, 2014	Net Change	Net Change
Net sales	$881.1	$772.8	$108.3	14.0%

Cost of products sold	662.3	616.1	46.2	7.5%

Gross profit	218.8	156.7	62.1	39.6%

Impairment of goodwill and intangible assets	11.1	1.7	9.4	552.9%
Selling and administrative expenses	94.0	79.6	14.4	18.1%
Amortization of intangibles	1.5	1.8	(0.3)	(16.7)%
Gain from sale of business	(7.7)	—	(7.7)	N/M
Interest (income)/expense, net	(0.7)	0.3	(1.0)	N/M
Other income, net	(0.2)	(2.6)	2.4	N/M
Income tax (benefit)/expense	19.8	(20.3)	40.1	N/M
Net income/(loss) attributable to non controlling interest	(0.1)	0.1	(0.2)	N/M
Net income attributable to Methode Electronics, Inc.	$101.1	$96.1	$5.0	5.2%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	75.2%	79.7%
Gross margins	24.8%	20.3%
Impairment of goodwill and intangible assets	1.3%	0.2%
Selling and administrative expenses	10.7%	10.3%
Amortization of intangibles	0.2%	0.2%
Gain from sale of business	(0.9)%	—%
Interest (income)/expense, net	(0.1)%	—%
Other income, net	—%	(0.3)%
Income tax (benefit)/expense	2.2%	(2.6)%
Net income/(loss) attributable to non controlling interest	—%	—%
Net income attributable to Methode Electronics, Inc.	11.5%	12.4%

     Net Sales.  Consolidated net sales increased $108.3 million, or 14.0%, to $881.1 million for the fiscal year ended May 2, 2015, from $772.8 million for the fiscal year ended May 3, 2014.  The Automotive segment net sales increased $106.0 million, or 20.3%, to $628.4 million for fiscal 2015, from $522.4 million for fiscal 2014, due to higher sales volumes for the GM Center Console Program. Sales volumes also increased for transmission lead-frame assemblies, partially offset by currency rate fluctuations, lower tooling sales, lower sales volumes for the Ford Center Console Program and certain higher pricing concessions.  The Interface segment net sales decreased $9.1 million, or 5.3%, to $161.7 million for fiscal 2015, compared to $170.8 million for fiscal 2014, primarily due to lower appliance and radio remote control sales volumes, partially offset with increased sales volumes of data solutions products.  The Power Products segment net sales increased $13.2 million, or 18.2%, to $85.7 million for fiscal 2015, compared to $72.5 million for fiscal 2014, primarily due to higher sales volumes of PowerRail, cabling and busbar products, partially offset with lower sales volumes of a by-pass switch.  Translation of foreign operations net sales for the fiscal year ended May 2, 2015 decreased net sales by $10.9 million, or 1.7%, in fiscal 2015, compared to the average currency rates in fiscal 2015, primarily due to the strengthening of the U.S. dollar compared to the euro.

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

Gross Profit.  Consolidated gross profit increased $62.1 million, or 39.6%, to $218.8 million for the fiscal year ended May 2, 2015, as compared to $156.7 million for the fiscal year ended May 3, 2014.  Gross margins as a percentage of net sales increased to 24.8% for the fiscal year ended April 30, 2016, compared to 20.3% for the fiscal year ended May 2, 2015.  The increase is primarily due to the Automotive and Power Products segments manufacturing efficiencies related to the higher sales volumes, other manufacturing improvements at the Company's captive molding business and the ramp-up of production in our lower cost manufacturing facility in Egypt. The Interface segment experienced a decrease in gross margins as a percentage of net sales primarily due to lower appliance sales volumes and increased development costs for our data solutions products. The Other segment experienced a decrease in gross margins as a percentage of net sales primarily due to increased development costs in our battery systems and medical products businesses.

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

Selling and Administrative Expenses.  Selling and administrative expenses increased by $14.4 million, or 18.1%, to $94.0 million for the fiscal year ended May 2, 2015, compared to $79.6 million for the fiscal year ended May 3, 2014.  Selling and administrative expenses as a percentage of net sales increased to 10.7% for the fiscal year ended May 2, 2015 from 10.3% for the fiscal year ended May 3, 2014. In fiscal 2016, total compensation expense increased $7.7 million, travel and other general expenses increased $3.1 million, legal expense increased $2.6 million, and stock-based compensation increased $1.0 million.

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

Net Sales.  Automotive segment net sales increased $106.0 million, or 20.3%, to $628.4 million for the fiscal year ended May 2, 2015, from $522.4 million for fiscal year ended May 3, 2014.  Net sales increased in North America by $104.7 million, or 38.9%, to $373.9 million in fiscal 2015, compared to $269.2 million in fiscal 2014, primarily due to higher sales volumes for the GM Center Console Program. Sales volumes were relatively flat for transmission lead-frame assemblies. Also in North America, sales decreased related to higher pricing concessions on certain products and sales volumes decreased for the Ford Center Console Program. Net sales decreased in Europe by $12.6 million, or 7.4%, to $157.8 million in fiscal 2015, compared to $170.4 million in fiscal 2014, primarily due to currency rate fluctuations, lower tooling sales and lower sales volumes for hidden switch products. Net sales in Asia increased $13.9 million, or 16.8%, to $96.7 million in fiscal 2015, compared to $82.8 million in fiscal 2014, primarily due to higher sales volumes for interior lighting products, linear position sensor products and transmission lead-frame assemblies. Translation of foreign operations net sales for the fiscal year ended May 2, 2015 decreased reported net sales by $10.9 million, or 1.7%, in fiscal 2015, compared to the average currency rates in fiscal 2014, primarily due to the strengthening of the U.S. dollar compared to the euro.

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

Gross Profit.  Automotive segment gross profit increased $60.7 million, or 62.8%, to $157.4 million for the fiscal year ended May 2, 2015, as compared to $96.7 million for the fiscal year ended May 3, 2014.  The Automotive segment gross margins as a percentage of net sales increased to 25.0% for the fiscal year ended May 2, 2015, as compared to 18.5% for the fiscal year ended May 3, 2014.  The increase is substantially due to manufacturing efficiencies related to the increased sales volumes, primarily in North America and Asia, and other manufacturing improvements at the Company's captive molding business. In addition, gross margins were favorably impacted in fiscal 2015 due to the ramp-up of production in our lower cost manufacturing operation in Egypt and favorable commodity pricing for raw materials, partially offset with higher pricing concessions for certain products in North America.

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

Net Sales.  Power Products segment net sales increased $13.2 million, or 18.2%, to $85.7 million for the fiscal year ended May 2, 2015, compared to $72.5 million for the fiscal year ended May 3, 2014.  Net sales increased in North America by $9.1 million, or 21.6%, to $51.3 million in fiscal 2015, compared to $42.2 million in fiscal 2014, primarily due to higher sales volumes of PowerRail, cabling and busbar products. Net sales in Europe increased $0.3 million, or 2.8%, to $11.2 million in fiscal 2015, compared to $10.9 million in fiscal 2014, primarily due to higher busbar sales volumes, partially offset by lower bypass switch sales volumes. Net sales in Asia increased $3.8 million, or 19.6%, to $23.2 million in fiscal 2015, compared to $19.4 million in fiscal 2014, primarily due to increased sales volumes of PowerRail, busbar and cabling products.

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

Other Segment Results

Below is a table summarizing results for the fiscal years ended:
(in millions)
("N/M" equals not meaningful)

	May 2, 2015	May 3, 2014	Net Change	Net Change
Net sales	$5.2	$7.0	$(1.8)	(25.7)%

Cost of products sold	7.0	7.4	(0.4)	(5.4)%

Gross profit	(1.8)	(0.4)	(1.4)	350.0%

Impairment of goodwill and intangible assets	—	1.7	(1.7)	N/M
Selling and administrative expenses	4.6	4.9	(0.3)	(6.1)%

Loss from operations	$(6.4)	$(7.0)	$0.6	N/M

Percent of sales:	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of products sold	134.6%	105.7%
Gross margins	(34.6)%	(5.7)%
Impairment of goodwill and intangible assets	—%	24.3%
Selling and administrative expenses	88.5%	70.0%
Loss from operations	(123.1)%	(100.0)%

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

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $227.8 million of cash and cash equivalents as of April 30, 2016, $219.0 million was held in subsidiaries outside the U.S. Our foreign earnings continue to be indefinitely reinvested outside the U.S. and therefore not available to fund our domestic operations. We currently have minimal federal and state net operating loss carry-forwards in the U.S. to reduce the cash tax obligation upon any future repatriation of funds.

Our Amended and Restated Credit Agreement, as amended, has a maturity date of September 21, 2017. The credit facility is in the maximum principal amount of $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At April 30, 2016, the interest rate on the credit facility was 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At April 30, 2016, we were in compliance with the covenants of the agreement. During fiscal 2016, we had borrowings of $71.0 million and payments of $19.6 million, which includes interest of $0.6 million under this credit facility. As of April 30, 2016, there were outstanding balances against the credit facility of $57.0 million.  There was $43.0 million available to borrow under the credit facility as of April 30, 2016, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of April 30, 2016.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014
Net income	$84.6	$101.0	$96.2
Depreciation and amortization	23.9	23.4	23.9
Changes in operating assets and liabilities	(12.7)	(8.9)	(23.7)
Other non-cash items	14.9	7.4	(24.0)
Cash flow from operations	$110.7	$122.9	$72.4

Operating Activities — Fiscal 2016 Compared to Fiscal 2015

Net cash provided by operating activities decreased $12.2 million to $110.7 million for fiscal 2016, compared to $122.9 million for fiscal 2015, primarily due to lower net income, decreased cash use from deferred income taxes and the changes in operating assets and liabilities. The net changes in assets and liabilities resulted in the increased cash use of $3.8 million, to $12.7 million in fiscal 2016, compared to cash use of $8.9 million in fiscal 2015. The increased cash use in fiscal 2016 compared to fiscal 2015 is primarily driven by the payment of bonuses, the timing of receivable collections, partially offset with the decrease in inventory levels.

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

Investing Activities — Fiscal 2016 Compared to Fiscal 2015

Net cash used in investing activities increased by $10.3 million, to $21.6 million in fiscal 2016, compared to $11.3 million in fiscal 2015. Purchases of property, plant and equipment increased by $0.7 million, to $23.2 million in fiscal 2016, compared to $22.5 million in fiscal 2015. Purchases for both periods primarily relate to equipment purchases for new product launches. In fiscal 2016, we sold a building for $1.6 million. In addition, fiscal 2016 included a $1.1 million escrow payment related to the sale of our investment in Lumidigm. In fiscal 2015, we sold our interest in our Trace Laboratories businesses for $11.7 million. We received $11.2 million related to the sale, with the remaining $0.5 million held in escrow. The escrow amount is expected to be paid in fiscal 2017.

Investing Activities — Fiscal 2015 Compared to Fiscal 2014

Net cash used in investing activities decreased by $11.6 million, to $11.3 million in fiscal 2015, compared to $22.9 million in fiscal 2014. Purchases of property, plant and equipment of decreased by $6.5 million, to $22.5 million in fiscal 2015, compared to $29.0 million in fiscal 2014. Purchases for both periods primarily relate to equipment purchases for new product launches. In fiscal 2015, we sold our interest in our Trace Laboratories businesses for $11.7 million. We received $11.2 million related to the sale, with the remaining $0.5 million held in escrow. The escrow amount is expected to be paid in fiscal 2017. In fiscal 2014, one of the Company's investments, an interest in Lumidigm, was sold for $7.2 million. We received cash of $6.1 million in fiscal 2014 related to the sale, with the remaining $1.1 million held in escrow. The escrow amount was paid in fiscal 2016.

Financing Activities — Fiscal 2016 Compared to Fiscal 2015

Net cash used by financing activities decreased $19.8 million to $28.7 million in fiscal 2016, compared $48.5 million in fiscal 2015.  In fiscal 2016, the Company had net proceeds against the credit facility of $52.0 million and in fiscal 2015, the Company had net repayment of borrowings of $43.0 million. We paid dividends of $13.5 million and $13.8 million, in fiscal 2016 and 2015, respectively. During fiscal 2016, the Company's Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. In fiscal 2016, the Company purchased $62.3 million, which includes $0.3 million in commissions, pursuant to the plan. Fiscal 2016 includes $7.7 million of taxes paid related to the net share settlement of equity awards, partially offset by $2.2 million of excess tax benefit on those shares as well as on stock options exercised during the fiscal year. There were proceeds from the exercise of stock options of $0.6 million in fiscal 2016, compared to $4.0 million in fiscal 2015.

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

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of April 30, 2016 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$12.8	$4.8	$5.6	$1.3	$1.1
Long-term debt	57.0	—	57.0	—	—
Purchase obligations	90.6	90.6	—	—	—
Deferred compensation	5.3	0.8	1.2	1.0	2.3
Total	$165.7	$96.2	$63.8	$2.3	$3.4

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the operating leases and purchase obligations noted in the preceding table.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.

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

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. After considering qualitative factors and other evidence obtained, we determine if it is more likely than not whether the reporting units fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a two-step impairment test (a quantitative analysis). We may also elect to proceed directly to the two-step impairment analysis without considering such qualitative factors.

In the first step of the two-step impairment test, fair values are primarily established using a discounted cash flow methodology (specifically, the income and market approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years, involve a greater degree of uncertainty.

During the quarter ended January 30, 2016, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date is not a material change and will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

At the beginning of the fourth quarter of fiscal 2016, we performed "step one" of the goodwill test on our two reporting units that have goodwill. Based on this test, we determined that the fair value for these reporting units exceeded their carrying values by approximately 135% and 163%. Therefore, management concluded, based on the results, that goodwill was not impaired for either of the reporting units. At the end of fiscal 2016, we had goodwill of $0.7 million for one reporting unit in the Interface segment and goodwill of $1.0 million for one reporting unit in the Power Products segment, for a total of $1.7 million.

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

Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Due to a change in strategic direction in the fourth quarter of fiscal 2015 management performed an impairment analysis on the TouchSensor operating unit's intangible assets and determined that the assets were not impaired but did reduce the remaining estimated useful lives. Due to changes in market conditions in fiscal 2014, management performed an impairment analysis on our Eetrex reporting unit in our Power Products segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

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
At May 3, 2014, we recorded a deferred tax benefit of $31.7 million related to the release of valuation allowances on U.S. federal and state deferred tax assets. These releases of the valuation allowance are a result of all available positive and negative evidence, including past operating results and the projection of future taxable income. Based on our cumulative profitability in recent quarters, together with our successful launch of the next generation integrated center stack program for GM trucks and expansion to SUVs and continued profitability in our business plan, we have determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance of $1.3 million related to certain state and federal net operating loss carryovers until we determine that these deferred tax assets are more likely than not realizable.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $14.4 million as of April 30, 2016 can be carried forward indefinitely.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could have impacted our income before income taxes by $8.7 million and $6.7 million at April 30, 2016 and May 2, 2015, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, Euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could have impacted our net foreign investments by $35.3 million at April 30, 2016 and $28.0 million at May 2, 2015.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk arises from our credit agreement, under which we had $57.0 million of net borrowings at April 30, 2016. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2017 based upon our current and expected levels of our debt.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2016. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2016 annual meeting to be held on September 15, 2016, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2016 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2016 annual meeting to be held on September 15, 2016, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2016 annual meeting to be held on September 15, 2016, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the company equity compensation plans as of April 30, 2016.
All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	852,998	(1)	$31.19	1,225,500
Equity compensation plans not approved by security holders	—		—	—
Total	852,998		$31.19	1,225,500

(1) Includes 276,998 stock options with a weighted average exercise price of $25.81 and 576,000 restricted stock units which may be issued for no consideration following vesting upon the applicable delivery date.
Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2016 annual meeting to be held on September 15, 2016, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2016 annual meeting to be held on September 15, 2016, and is incorporated herein by reference.

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

Dated:  June 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WALTER J. ASPATORE	Chairman of the Board	June 23, 2016
Walter J. Aspatore

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 23, 2016
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 23, 2016
Donald W. Duda	(Principal Executive Officer)

/s / DOUGLAS A. KOMAN	Chief Financial Officer	June 23, 2016
Douglas A. Koman

/s / MARTHA GOLDBERG ARONSON	Director	June 23, 2016
Martha Goldberg Aronson

/s / WARREN L. BATTS	Director	June 23, 2016
Warren L. Batts

/s/ DARREN M. DAWSON	Director	June 23, 2016
Darren M. Dawson

/s / STEPHEN F. GATES	Director	June 23, 2016
Stephen F. Gates

/s / ISABELLE C. GOOSSEN	Director	June 23, 2016
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 23, 2016
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 23, 2016
Lawrence B. Skatoff

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 15 (a) (1) and (2)

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are immaterial and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Methode Electronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 30, 2016 and May 2, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and Subsidiaries at April 30, 2016 and May 2, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated June 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Methode Electronics, Inc. and Subsidiaries

We have audited Methode Electronics, Inc. and Subsidiaries’ internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Methode Electronics, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Methode Electronics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 30, 2016 and May 2, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2016, and our report dated June 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 23, 2016

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	April 30, 2016	May 2, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$227.8	$168.1
Accounts receivable, less allowance (2016 and 2015 —$0.5)	175.5	170.4
Inventories:
Finished products	11.9	16.0
Work in process	9.6	12.2
Materials	44.7	42.7
	66.2	70.9
Deferred income taxes	11.8	15.0
Prepaid and refundable income taxes	1.3	1.8
Prepaid expenses and other current assets	13.6	12.1
TOTAL CURRENT ASSETS	496.2	438.3
PROPERTY, PLANT AND EQUIPMENT
Land	0.6	0.8
Buildings and building improvements	46.9	44.4
Machinery and equipment	278.4	264.0
	325.9	309.2
Less allowances for depreciation	232.9	215.9
	93.0	93.3
OTHER ASSETS
Goodwill	1.7	1.7
Other intangibles, less accumulated amortization	8.9	11.3
Cash surrender value of life insurance	7.4	7.0
Deferred income taxes	27.7	32.1
Pre-production costs	9.5	10.5
Other	11.5	11.6
	66.7	74.2
TOTAL ASSETS	$655.9	$605.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68.2	$70.1
Salaries, wages and payroll taxes	17.3	30.6
Other accrued expenses	17.3	17.2
Deferred income taxes	2.1	1.7
Income tax payable	13.0	11.0
TOTAL CURRENT LIABILITIES	117.9	130.6
LONG-TERM DEBT	57.0	5.0
OTHER LIABILITIES	2.9	4.0
DEFERRED COMPENSATION	8.0	7.2
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,181,985 and 39,702,036 shares issued as of April 30, 2016 and May 2, 2015, respectively	19.1	19.9
Additional paid-in capital	112.3	102.2
Accumulated other comprehensive loss	(8.4)	(8.3)
Treasury stock, 1,346,624 as of April 30, 2016 and May 2, 2015	(11.5)	(11.5)
Retained earnings	358.6	356.5
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	470.1	458.8
Noncontrolling interest	—	0.2
TOTAL EQUITY	470.1	459.0
TOTAL LIABILITIES AND EQUITY	$655.9	$605.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014

Net sales	$809.1	$881.1	$772.8

Cost of products sold	596.2	662.3	616.1

Gross profit	212.9	218.8	156.7

Impairment of goodwill and intangible assets	—	11.1	1.7
Selling and administrative expenses	100.8	94.0	79.6
Amortization of intangibles	2.4	1.5	1.8

Income from operations	109.7	112.2	73.6

Gain from sale of business	—	(7.7)	—
Interest (income)/expense, net	(0.7)	(0.7)	0.3
Other income	(0.5)	(0.2)	(2.6)

Income before income taxes	110.9	120.8	75.9

Income tax expense/(benefit)	26.3	19.8	(20.3)

Net income	84.6	101.0	96.2
Less: Net income/(loss) attributable to noncontrolling interest	—	(0.1)	0.1
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$84.6	$101.1	$96.1

Basic and diluted income per share:
Basic income per share	$2.21	$2.61	$2.53
Diluted income per share	$2.20	$2.57	$2.51

Cash dividends per share:
Common stock	$0.36	$0.36	$0.30

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014

Net income	$84.6	$101.0	$96.2

Other comprehensive income/(loss):
Foreign currency translation adjustments	(0.1)	(33.0)	9.0
Total comprehensive income	84.5	68.0	105.2

Comprehensive income/(loss) attributable to non-controlling interest	—	(0.1)	0.1
Comprehensive income attributable to Methode shareholders	$84.5	$68.1	$105.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 30, 2016, May 2, 2015 and May 3, 2014 - (in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance at April 27, 2013	38,455,853	$19.2	$81.5	$15.7	$(11.4)	$184.4	$0.2	$289.6
Earned portion of restricted stock awards	27,000	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	3.3	—	—	—	—	3.3
Exercise of options	779,315	0.4	4.6	—	—	—	—	5.0
Tax benefit from stock option exercises	—	—	0.4	—	—	—	—	0.4
Foreign currency translation adjustments	—	—	—	9.0	—	—	—	9.0
Net income for year	—	—	—	—	—	96.1	0.1	96.2
Cash dividends on common stock	—	—	—	—	—	(11.3)	—	(11.3)
Balance at May 3, 2014	39,262,168	$19.6	$89.8	$24.7	$(11.4)	$269.2	$0.3	$392.2
Earned portion of restricted stock awards	39,675	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	4.4	—	(0.1)	—	—	4.3
Exercise of options	400,193	0.3	3.7	—	—	—	—	4.0
Tax benefit from stock option exercises	—	—	4.3	—	—	—	—	4.3
Foreign currency translation adjustments	—	—	—	(33.0)	—	—	—	(33.0)
Net income for year	—	—	—	—	—	101.1	(0.1)	101.0
Cash dividends on common stock	—	—	—	—	—	(13.8)	—	(13.8)
Balance at May 2, 2015	39,702,036	$19.9	$102.2	$(8.3)	$(11.5)	$356.5	$0.2	$459.0
Earned portion of restricted stock awards	430,245	0.1	—	—	—	—	—	0.1
Stock award and stock option amortization expense	—	—	7.4	—	—	—	—	7.4
Exercise of options	47,002	0.1	0.5	—	—	(7.7)	—	(7.1)
Purchase of common stock	(1,997,298)	(1.0)	—	—	—	(61.3)	—	(62.3)
Tax benefit from stock option exercises	—	—	2.2	—	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	(0.1)	—	—	(0.2)	(0.3)
Net income for year	—	—	—	—	—	84.6	—	84.6
Cash dividends on common stock	—	—	—	—	—	(13.5)	—	(13.5)
Balance at April 30, 2016	38,181,985	$19.1	$112.3	$(8.4)	$(11.5)	$358.6	$—	$470.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014
OPERATING ACTIVITIES
Net income	$84.6	$101.0	$96.2
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/Loss on sale of fixed assets	(0.7)	—	0.2
Impairment of goodwill and intangible assets	—	11.1	1.7
Gain on sale of business	—	(7.7)	—
Provision for depreciation	21.5	21.9	22.1
Amortization of intangible assets	2.4	1.5	1.8
Stock-based compensation	7.4	4.3	3.3
Provision for bad debt	—	—	—
Deferred income taxes	8.2	(0.3)	(29.2)
Changes in operating assets and liabilities:
Accounts receivable	(6.0)	(8.6)	(49.7)
Inventories	4.5	(1.6)	(11.0)
Prepaid expenses and other assets	0.1	(1.6)	0.2
Accounts payable and other expenses	(11.3)	2.9	36.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	110.7	122.9	72.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23.2)	(22.5)	(29.0)
Sale of business/investment/property	1.6	11.2	6.1
NET CASH USED IN INVESTING ACTIVITIES	(21.6)	(11.3)	(22.9)

FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(7.7)	—	—
Purchase of common stock	(62.3)	—	—
Proceeds from exercise of stock options	0.6	4.0	5.0
Tax benefit from stock option exercises	2.2	4.3	0.4
Cash dividends	(13.5)	(13.8)	(11.3)
Proceeds from borrowings	71.0	—	38.0
Repayment of borrowings	(19.0)	(43.0)	(33.5)
NET CASH USED IN FINANCING ACTIVITIES	(28.7)	(48.5)	(1.4)
Effect of foreign currency exchange rate changes on cash	(0.7)	(11.4)	2.5
INCREASE IN CASH AND CASH EQUIVALENTS	59.7	51.7	50.6
Cash and cash equivalents at beginning of year	168.1	116.4	65.8
CASH AND CASH EQUIVALENTS AT END OF YEAR	$227.8	$168.1	$116.4

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

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30.  Fiscal 2016 and fiscal 2015 represent fifty-two weeks of results and fiscal 2014 represents fifty-three weeks of results.

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

Inventories.  Inventories are stated at the lower-of-cost (first-in, first-out method) or market, including direct material costs and direct and indirect manufacturing costs.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2016, 2015 or 2014.

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated Statements of Operations in other income.  In fiscal 2016 and fiscal 2015, we had foreign exchange gains of $0.5 million and $0.2 million, respectively. In fiscal 2014, we had foreign exchange losses of $0.8 million.

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

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that the reporting units' fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a two-step impairment test (a quantitative analysis). We may also elect to proceed directly to the two-step impairment analysis without considering such qualitative factors.

In the first step of the two-step impairment test, fair values are primarily established using a discounted cash flow methodology (specifically, the income and market approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years, involve a greater degree of uncertainty.

During the quarter ended January 30, 2016, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date is not a material change and will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of our cost of goods sold on the Company's income statement. Research and development costs for the fiscal years ended April 30, 2016, May 2, 2015 and May 3, 2014 amounted to $27.8 million, $24.5 million and $25.7 million, respectively.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The amendments in this update are effective for annual periods beginning after December 15, 2016, which is our fiscal 2018, which will begin on May 1, 2017. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)," which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either full retrospective or modified retrospective. The standard will be effective for us in the first quarter of fiscal year 2019. Earlier adoption is permitted only for annual periods after December 15, 2016. Management is still assessing the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 27, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, which is our fiscal 2019, beginning on April 28, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2016-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". This guidance simplifies the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The change to noncurrent classification will have an impact on working capital. The amendments in this update

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

are effective for fiscal years beginning after December 15, 2016, which is our fiscal 2018, which will begin on May 1, 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 "Business Combinations Simplifying the Accounting for Measurement-Period Adjustments". The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are effective for fiscal years beginning after December 15, 2016, which is our fiscal 2018, which will begin on May 1, 2017. There is currently no impact to be Company but this may impact any future acquisitions.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". This ASU requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, which is our fiscal 2018, which will begin on May 1, 2017. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-7, "Fair Value Measurement: Disclosure for Investments in Certain Entities that calculates net asset value per share (or its Equivalent)". This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net value asset per share. This new guidance was effective for interim and annual periods that began after December 15, 2015. The adoption of this standard did not have an impact on our consolidated financial statements.

2.  Acquisitions and Divestitures

Fiscal 2015 Divestitures

On February 3, 2015, we sold our 100% ownership interest in our Trace Laboratories businesses for $11.7 million, including $0.5 million held in escrow which is expected to be received in fiscal 2017. The businesses, located in Maryland and Illinois, provided services for qualification testing and certification, and analysis of electronic and optical components. The net assets of the businesses had a book value of $4.0 million. We recorded a pre-tax gain of $7.7 million, related to the sale of the net assets.

Fiscal 2014 Divestitures

On February 10, 2014, one of the Company's investments, an interest in Lumidigm, with a cost basis of $4.1 million, was sold. The Company's portion of the cash proceeds from the sale is $7.3 million, which resulted in a pre-tax gain of $3.2 million. The proceeds from the sale included $1.1 million held in escrow, which was received in fiscal 2016. The Company recorded the transaction in the fourth quarter of fiscal 2014. The Company continues to hold an exclusive license in Lumidigm for certain transportation markets.

3.  Intangible Assets and Goodwill

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with the FASB's Accounting Standards Codification, ("ASC"), Topic 350 - Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test and on an interim basis when indicators of impairment exist. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.

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

During the quarter ended January 30, 2016, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date is not a material change and will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

At the beginning of the fourth quarter of fiscal 2016, we performed "step one" of the goodwill test on our two reporting units with goodwill. Based on this test, we determined that the fair value for these reporting units exceeded their carrying values by approximately 135% and 163%. Therefore, management concluded, based on the results, that goodwill was not impaired for either of the reporting units. At the end of fiscal 2016, we had goodwill of $0.7 million for one reporting unit in the Interface segment and goodwill of $1.0 million for one reporting unit in the Power Products segment, for a total of $1.7 million. The assumptions used in the valuation of these reporting units were made using management's most recent projections which are considered level 3 inputs in the fair value hierarchy. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.
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
Also at the end of fiscal 2015, we completed "step two" of the goodwill test for our TouchSensor reporting unit which had a fair value less than the carrying value and concluded that goodwill was impaired, and recorded a goodwill impairment charge of $11.1 million in our Interface segment related to these assets.

At the end of fiscal 2014, we performed a qualitative goodwill screening test of goodwill impairment on our Power Systems Group in the Power Products segment and Hetronic in our Interface segment. We considered the qualitative factors and weighed the evidence obtained and we determined that it is more likely than not that the fair value of the two reporting units is greater than the carrying value and therefore concluded that the goodwill for these reporting units was not impaired. Also at the end of fiscal 2014, we performed "step one" of the quantitative goodwill test on our TouchSensor reporting unit in our Interface segment. Based on this test, we determined that the fair value of this reporting unit exceeded the carrying value by approximately 17% and thus concluded that the reporting unit was not impaired.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Due to a change in strategic direction in the fourth quarter of fiscal 2015, management performed an impairment analysis on the TouchSensor operating unit's intangible assets and determined that the assets were not impaired but did reduce the remaining estimated useful lives. Due to changes in market conditions in fiscal 2014, management performed an impairment analysis on our Eetrex reporting unit in our Power Products segment and determined that the asset was impaired. The Company recorded an impairment charge of $1.7 million related to these assets.

The fair value of our indefinite-lived trade names are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate which are considered level 3 inputs in the fair value hierarchy. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. The fair values of the trademarks tested exceeded their carrying value by approximately 17%, 64% and 117% for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

The following table shows the roll-forward of goodwill.

	Interface	Power Products	Total
Balance as of April 27, 2013	$11.9	$1.0	$12.9

Foreign currency translation	0.1	—	0.1
Balance as of May 3, 2014	12.0	1.0	13.0

Impairment	(11.1)	—	(11.1)
Foreign currency translation	(0.2)	—	(0.2)
Balance as of May 2, 2015	0.7	1.0	1.7

Impairment	—	—	—
Foreign currency translation	—	—	—
Balance as of April 30, 2016	$0.7	$1.0	$1.7

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of April 30, 2016
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.3	$15.3	$1.0	7.8
Trade names, patents and technology licenses	25.8	17.9	7.9	2.4
Covenants not to compete	0.1	0.1	—	1.4
Total	$42.2	$33.3	$8.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

	As of May 2, 2015
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.3	$15.0	$1.3	8.8
Trade names, patents and technology licenses	25.8	15.8	10.0	3.3
Covenants not to compete	0.1	0.1	—	2.4
Total	$42.2	$30.9	$11.3

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2017	$2.3
2018	$2.2
2019	$2.1
2020	$0.2
2021	$0.1

At the end of fiscal 2015 the Company reviewed the estimated useful lives of some of the patents due to current business conditions and shift in strategic direction and changed the remaining useful lives of these assets from 12.0 years to 4.0 years.

As of April 30, 2016 and May 2, 2015, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.  Shareholders’ Equity

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. The Company has purchased and retired 1,997,298 shares for $62.3 million as of April 30, 2016. The program may be suspended or terminated at any time.

Common Stock.   The number of shares of common stock, par value $0.50 per share, authorized, issued and outstanding and in treasury, was as follows:

	April 30, 2016	May 2, 2015
Authorized	100,000,000	100,000,000
Issued and outstanding	38,181,985	39,702,036
In treasury	1,346,624	1,346,624

Dividends

We paid dividends totaling $13.5 million, $13.8 million and $11.3 million during fiscal 2016, 2015 and 2014, respectively.

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
Shares issuable under the 2014 Incentive Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2014 Incentive Plan (or, after May 3, 2014, an award under the 2007 Stock Plan or 2010 Stock Plan) expires, terminates, is forfeited or cancelled, is settled in cash in lieu of shares of common stock, or is exchanged for a non-stock award under certain circumstances, the shares subject to the award will again be available for issuance under the 2014 Incentive Plan. As of April 30, 2016, there were 1,225,500 shares available for award under the 2014 Incentive Plan.
Restricted Stock Awards and Restricted Stock Units Awarded Under the 2014 Incentive Plan

During fiscal 2016, our Compensation Committee awarded a maximum of 1,161,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain executives and non-executive members of management. The RSAs are earned based on EBITDA performance during the fiscal year ending May 2, 2020 (fiscal 2020). RSAs of 387,000 may be earned if threshold fiscal 2020 EBITDA of $198.9 million is achieved, 774,000 RSAs may be earned if target fiscal 2020 EBITDA of $221.0 million is achieved, and the full 1,161,000 RSAs may be earned if the maximum fiscal 2020 EBITDA of $243.1 million is achieved. RSAs earned for fiscal 2020 EBITDA performance between levels will be determined as described below. The vesting date is the last day of fiscal 2020. The vesting of the restricted stock awards will be based on the Company's EBITDA in fiscal 2020. The fiscal 2020 EBITDA is defined as the Company's earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization ("EBITDA") adjusted to (i) exclude any EBITDA from acquisitions that close during the period from April 29, 2018 to the end of fiscal 2020, (ii) exclude the positive impact of EBITDA from acquisitions that close during the period from the award date to April 28, 2018 and that are not accretive in fiscal 2020, and (iii) include the final four quarter EBITDA from business unit divestitures that were approved by the Company's Board of Directors and close during the period from the award date to the end of fiscal 2020.

The threshold, target and maximum levels of fiscal 2020 EBITDA are $198.9 million, $221.0 million and $243.1 million, respectively. If the fiscal 2020 EBITDA achieved is less than threshold 2020 EBITDA, then no target shares will vest. If fiscal 2020 EBITDA achieved equals or exceeds threshold fiscal 2020 EBITDA, then the following formula will be used to calculate the percentage of the target shares that will vest (subject to a maximum of 100%): (i) 50%, plus (ii) 50% multiplied by a fraction equal to (fiscal 2020 EBITDA achieved less Threshold fiscal 2020 EBITDA) divided by (target fiscal 2020 EBITDA less Threshold fiscal 2020 EBITDA). The following formula will be used to calculate the percentage of the maximum additional shares that will vest (subject to a maximum of 100%): Vesting Percentage = (fiscal 2020 EBITDA achieved less Target fiscal 2020 EBITDA) divided by (maximum fiscal 2020 EBITDA less target fiscal 2020 EBITDA).

At target level of performance, the expected compensation expense for the RSAs over the five-year period will be $24.8 million. During the fiscal year ended April 30, 2016, the Company recorded $2.8 million in compensation expense related to the RSAs.

As of April 30 2016, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that exceeding the target is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that exceeding the target is not probable for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

During fiscal 2016 our Compensation Committee awarded 576,000 shares of common stock subject to time-based restricted stock units (RSUs). The RSUs are subject to a five-year vesting period, with 30% vesting on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total compensation expense over the five-year period will be $18.4 million. During the fiscal year ended April 30, 2016, the Company recorded $2.8 million in compensation expense related to the RSUs.

We issued 24,000 shares and 13,500 shares in fiscal 2016 and fiscal 2015, respectively, to our independent directors all of which vested immediately upon grant under the 2014 Incentive Plan. During the fiscal year ended April 30, 2016 and May 2, 2015, the Company recorded $0.8 million and $1.0 million, respectively in compensation expense related to these shares.

The following table summarizes the RSA and RSU activity for fiscal 2015 and fiscal 2016 under the 2014 Incentive Plan:

	RSA Shares	RSU Shares
Unvested and unissued at May 3, 2014	—	—
Awarded	13,500	—
Vested	(13,500)	—
Forfeited and Cancelled	—	—
Unvested and unissued at May 2, 2015	—	—
Awarded	1,185,000	576,000
Vested	(24,000)	—
Forfeited and Cancelled	—	—
Unvested and unissued at April 30, 2016	1,161,000	576,000

				Weighted Average Value	Probable Unearned Compensation Expense at April 30, 2016	Target Unearned Compensation Expense at April 30, 2016
Grant Fiscal Year	Number of Shares Granted		Vesting Period
2016	774,000	(1)	Five-year RSA cliff, performance-based	$31.98	$21.9	$21.9
2016	576,000		Five-year RSU, 30% in fiscal 2018, 30% in fiscal 2019 and 40% in fiscal 2020	$32.02	$15.6	$15.6

(1) RSA shares based on fiscal 2020 EBITDA target levels

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Stock Options Awarded Under the 2010 Stock Plan

In fiscal 2015, 2014 and 2013, our Compensation Committee awarded options to purchase 108,000 shares, 120,000 shares and 120,000 shares, respectively, of our common stock to our executive officers. There were no shares awarded in fiscal 2016 under the 2010 Stock Plan. The stock options have a ten-year term and will vest 33.3% each year over a three-year period.  The exercise price is the closing price on the date granted.

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for fiscal 2016, 2015 and 2014:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding April 27, 2013	360,000	$9.53
Awarded	120,000	17.27
Exercised	(59,999)	9.50
Cancelled	—	—
Outstanding May 3, 2014	420,001	$11.75
Awarded	108,000	37.01
Exercised	(285,334)	10.47
Cancelled	—	—
Outstanding May 2, 2015	242,667	$24.50
Awarded	—	—
Exercised	(18,668)	12.96
Cancelled	(26,667)	32.07
Outstanding April 30, 2016	197,332	$24.55

Options Outstanding at April 30, 2016
Shares	Exercise Price	Avg. Remaining Life (Years)
5,333	$10.70	5.3
30,666	$8.64	6.3
73,333	$17.27	7.3
88,000	$37.01	8.3
197,332	$24.55

Options Exercisable at April 30, 2016
Shares	Exercise Price	Avg. Remaining Life (Years)
5,333	$10.70	5.3
30,666	$8.64	6.3
33,333	$17.27	7.3
16,000	$37.01	8.3
85,332	$17.46

The options outstanding had an intrinsic value of $1.7 million at April 30, 2016. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on April 30, 2016.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010 Stock Plan
	Fiscal 2015	Fiscal 2014
	Awards	Awards
Average expected volatility	51.00%	65.33%
Average risk-free interest rate	1.00%	0.65%
Dividend yield	1.66%	2.81%
Expected life of options (in years)	4.12	7.61
Weighted-average grant-date fair value	$14.99	$8.39

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

Restricted Stock Awards and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2012, our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management. The performance measure was the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value was equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restriction will lapse, one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited. The Company exceeded the targeted internal enterprise value measure for fiscal 2015.

During fiscal 2011, the Compensation Committee awarded 640,000 shares of RSAs to certain executive officers. The performance measure was the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value was equal the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The Company exceeded the targeted internal enterprise value measure for fiscal 2015 and all awards were delivered in fiscal 2016.

During fiscal 2011, our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units ("RSUs") to certain executive officers. The restricted stock units vested 20% each year on the last day of our fiscal year and were 100% vested on the last day of fiscal 2015. The shares of common stock underlying the vested RSUs will not be delivered to the employee until after the employee terminates employment from the Company or upon change of control.

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

Tandem Cash Award - During fiscal 2011, the executives were also granted RSA tandem cash awards. These cash incentive awards were paid since performance under the RSAs described above exceeded target performance. The amount paid under the RSA tandem cash awards equaled the product of the closing price of our common stock as of May 1, 2015 of $43.59 and 40% of the awarded RSAs. The Company exceeded the targeted internal enterprise value measure for fiscal 2015. In fiscal

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

2015 and 2014 respectively, we recorded a compensation expense of $5.6 million and $3.9 million related to the tandem cash awards. Prior to those periods, we had not recorded any expense for the tandem cash awards.

The following table summarizes the RSA and RSU activity for fiscal year 2016, 2015 and 2014 under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at April 27, 2013	700,000	120,000
Awarded	—	—
Vested	—	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at May 3, 2014	700,000	60,000
Awarded	—	—
Vested	(633,333)	(60,000)
Forfeited and Cancelled	—	—
Unvested and unissued at May 2, 2015	66,667	—
Awarded	—	—
Vested	(33,333)	—
Forfeited and Cancelled	—	—
Unvested and unissued at April 30, 2016	33,334	—

2007 Stock Plan

The 2007 Stock Plan permitted a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  If any award terminates, expires, is canceled or forfeited as to any number of shares of common stock, new awards may be granted with respect to such shares.  The total number of shares with respect to which awards may be granted to any participant in any calendar year shall not exceed 200,000 shares.  With the approval of the 2014 Incentive Plan, no further awards shall be granted under the 2007 Stock Plan.

Stock Options Awarded Under the 2007 Stock Plan

In fiscal 2015, 2014 and 2013, respectively, our Compensation Committee awarded options to purchase 50,500 shares, 42,500 shares and 42,500 shares of our common stock to certain non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. There were no shares awarded for the 2007 Stock Plan in fiscal 2016. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for fiscal year 2016, 2015 and 2014:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at April 27, 2013	778,000	$5.94

Awarded	42,500	17.27
Exercised	(648,141)	5.60
Cancelled	—	—
Outstanding at May 3, 2014	172,359	$10.02

Awarded	50,500	37.01
Exercised	(114,859)	8.55
Cancelled	—	—
Outstanding at May 2, 2015	108,000	$24.21

Awarded	—	—
Exercised	(28,334)	10.99
Cancelled	—	—
Outstanding at April 30, 2016	79,666	$28.91

Options Outstanding
at April 30, 2016

Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	$10.55	4.3
4,166	$8.64	6.3
20,000	$17.27	7.3
50,500	$37.01	8.3
79,666	$28.91

Options Exercisable
at April 30, 2016

Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	$10.55	4.3
4,166	$8.64	6.3
5,834	$17.27	7.3
16,833	$37.01	8.3
31,833	$25.52

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

We estimated the fair value of these stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2015 Awards	Fiscal 2014 Awards
Average expected volatility	51.00%	65.33%
Average risk-free interest rate	1.00%	0.65%
Dividend yield	1.66%	2.81%
Expected life of options	4.12 years	7.61 years
Weighted-average grant-date fair value	$14.99	$8.39

The options outstanding had an intrinsic value of $0.4 million at April 30, 2016.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code.  The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid.   The RSU’s were fully vested as of April 30, 2016.  As of April 30, 2016, 17,328 shares have been delivered in connection with the RSUs with a remaining balance to be delivered of 207,672 shares.

At the beginning of fiscal 2015, there were no RSAs outstanding under the 2007 Stock Plan. We issued 13,500 shares in fiscal 2015 and 27,000 shares in fiscal 2014 of restricted shares to our independent directors all of which vested immediately upon grant.

The following table summarizes the RSA activity under the 2007 Stock Plan:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Unvested at beginning of fiscal year	—	—	—
Awarded	—	13,500	27,000
Vested	—	(13,500)	(27,000)
Forfeited	—	—	—
Unvested at end of period	—	—	—

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2014 Incentive Plan and our 2010 and 2007 Stock Plans in the selling and administrative section of our consolidated statement of operations. Our awards subject to graded vesting are recognized using the accelerated recognition method. As of April 30, 2016, we had $37.9 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 4.0 years.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The table below summarizes the expense related to the equity awards for fiscal 2016, 2015 and 2014.

	Compensation Expense
	Fiscal 2016	Fiscal 2015	Fiscal 2014
2014 Incentive Plan:
RSAs	$3.6	$0.5	$0.0
RSUs	2.8	—	—
Total 2014 Incentive Plan	$6.4	$0.5	$0.0

2010 Stock Plan:
RSAs	$0.0	$1.5	$1.5
RSUs	0.1	0.1	0.3
Stock options	0.3	1.2	0.8
Total 2010 Stock Plan	$0.4	$2.8	$2.6

2007 Stock Plan:
RSAs	$0.0	$0.5	$0.4
Stock options	0.6	0.5	0.3
Total 2007 Stock Plan	$0.6	$1.0	$0.7

Total Compensation Expense	$7.4	$4.3	$3.3

5.  Employee 401(k) Savings Plan

We have an employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contributions to the employee 401(k) Savings Plan were $1.3 million, $1.3 million and $1.4 million in fiscal year 2016, 2015 and 2014, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

6.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	April 30, 2016	May 2, 2015
Deferred tax liabilities:
Accelerated tax depreciation	$4.1	$2.0
Foreign tax withheld	2.1	1.7
Deferred income	0.8	0.9
	7.0	4.6
Deferred tax assets:
Deferred compensation and stock award amortization	7.9	7.6
Inventory valuation differences	2.3	2.1
Property valuation differences	2.0	2.0
Accelerated book amortization	8.9	10.1
Environmental reserves	0.7	1.1
Bad debt reserves	0.1	0.1
Vacation accruals	1.1	1.0
Foreign investment tax credit	14.4	16.1
Net operating loss carryovers	4.4	5.2
Foreign tax credits	0.9	3.7
Other accruals	3.0	3.0
	45.7	52.0
Less valuation allowance	1.3	2.0
Total deferred tax assets	44.4	50.0
Net deferred tax assets	$37.4	$45.4
Balance sheet classification:
Current asset	$11.8	$15.0
Non-current asset	27.7	32.1
Current liability	(2.1)	(1.7)
	$37.4	$45.4

In addition to the deferred tax assets listed in the table above, the Company had an unrecorded tax benefit of $6.7 million at April 30, 2016, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for the Company's common stock issued under the Company's stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future taxable income and is incorporated into our tax attribute carry-forwards, which are discussed below.

The Company evaluated all available positive and negative evidence, including past operating results and the projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our state net deferred tax assets. We will continue to maintain a valuation allowance of $1.3 million related to certain state and federal net operating loss carryovers until we determine that these deferred tax assets are more likely than not realizable.

At April 30, 2016, we had available $2.1 million of federal and $85.8 million of state net operating loss carryforwards (having a tax benefit of $0.7 million and $3.7 million, respectively), and $0.9 million of foreign tax credit carryforwards. If unused, the U.S. federal net operating loss carryforwards will expire in the years 2017 through 2036. The state net operating loss carryforwards will expire in the years 2016 through 2036. The foreign tax credits will expire in the years 2023 through 2025.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

     The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits of $14.4 million as of April 30, 2016 can be carried forward indefinitely.  We record investment tax credits using the "flow through" method.

Components of income before income taxes are as follows:

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014
Domestic source	$25.3	$39.9	$21.0
Foreign source	85.6	80.9	54.9
Income before income tax	$110.9	$120.8	$75.9

Income taxes consisted of the following:

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014
Current
Federal	$2.8	$5.4	$0.2
Foreign	14.7	13.8	8.0
State	0.6	0.9	0.7
Subtotal	18.1	20.1	8.9

Deferred
Federal and state	5.5	6.0	(31.7)
Foreign	2.7	(6.3)	2.5
Subtotal	8.2	(0.3)	(29.2)
Total income tax/(benefit)	$26.3	$19.8	$(20.3)

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	April 30, 2016		May 2, 2015		May 3, 2014
Income tax at statutory rate	$38.9	35.0%	$42.2	35.0%	$26.5	35.0%
Effect of:
State income taxes, net of federal benefit	0.4	0.4%	0.8	0.6%	0.4	0.5%
Foreign operations with lower statutory rates	(11.9)	(10.7)%	(11.5)	(9.5)%	(13.2)	(17.4)%
Foreign losses with no tax benefit	—	—%	0.1	0.1%	1.0	1.3%
Foreign investment tax credit	(2.1)	(1.9)%	(8.3)	(6.9)%	1.6	2.1%
Change in tax contingency reserve	0.1	0.1%	0.2	0.2%	0.2	0.3%
Change in permanent reinvestment assertion	—	—%	0.3	0.2%	(2.8)	(3.7)%
Change in valuation allowance	0.1	0.1%	(3.6)	(3.0)%	(32.6)	(43.0)%
Other, net	0.8	0.8%	(0.4)	(0.3)%	(1.4)	(1.8)%
Income tax provision/(benefit)	$26.3	23.7%	$19.8	16.4%	$(20.3)	(26.7)%

We paid income taxes of $10.0 million in fiscal 2016, $9.0 million in fiscal 2015 and $6.2 million in fiscal 2014.  No U.S. provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested within our foreign operations.  If the undistributed net income of $350.8 million were distributed as

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $122.8 million, before available foreign tax credits.  It is not practicable to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.

 As of April 30, 2016, our gross unrecognized tax benefits totaled $1.2 million, which would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at May 2, 2015	$0.9
Increases for positions related to the prior years	0.1
Increases for positions related to the current year	0.2
Decreases for positions related to the prior years	—
Lapsing of statutes of limitations	—
Balance at April 30, 2016	$1.2

The U.S. federal and state statute of limitations remains open for fiscal years ended on or after April 30, 2013.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $0.1 million accrued for interest and no accrual for penalties at April 30, 2016.

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

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014
Numerator:
Net income attributable to Methode Electronics, Inc.	$84.6	$101.1	$96.1

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding and vested/unissued restricted stock awards	38,333,484	38,686,715	37,973,697
Dilutive potential common shares-employee stock options, restricted stock awards and restricted stock units	138,128	580,151	242,562
Denominator for diluted earnings per share	38,471,612	39,266,866	38,216,259

Basic and diluted income per share:
Basic income per share	$2.21	$2.61	$2.53
Diluted income per share	$2.20	$2.57	$2.51

Options to purchase 138,500 shares and 158,500 shares of common stock were outstanding at April 30, 2016 and May 2, 2015, respectively but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive.  In addition, restricted stock awards of 700,000 shares have been excluded in the computation of diluted net income per share for fiscal 2014 as these awards were contingent on the Company's performance in fiscal 2015.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

8.  Environmental Matters

We are not aware of any potential unasserted environmental claims that may be brought against us.  We are involved in environmental investigations and/or remediation at two of our plant sites no longer used for operations.  We use environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements.  Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated.  A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology.  Considering these factors, we have estimated (without discounting) the costs of remediation, which will be incurred over a period of several years.  Recovery from insurance or other third parties is not anticipated.  We are not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2017.

At April 30, 2016 and May 2, 2015, we had accruals, primarily based upon independent engineering studies, for environmental matters of $1.7 million and $2.8 million, respectively, of which $0.8 million was classified in other accrued expenses and the remainder was included in other long-term liabilities on our consolidated balance sheet.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2016, we spent $1.0 million on remediation cleanups and related studies compared with $0.5 million in fiscal 2015 and $0.4 million in fiscal 2014.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2016, 2015 or 2014.

9.  Pending Litigation

Certain litigation arising in the normal course of business is pending against us.  We, from time to time, are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, patent infringements claims, employment-related matters and environmental matters.  We consider insurance coverage and third party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of our management, based on the information available, that we have adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

10.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 49.5% and 11.5% of consolidated net sales in fiscal 2016; these two customers accounted for 44.8% and 12.8% of consolidated net sales, respectively in fiscal 2015 and these two customers accounted for 36.4% and 14.5% of consolidated net sales in fiscal 2014.

At April 30, 2016 and May 2, 2015, accounts receivable from customers in the automotive industry were approximately $90.0 million and $83.6 million, respectively, which included $51.4 million and $55.1 million, respectively, at our North American reporting unit.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers have not been material.

11.  Line of Credit

Our Amended and Restated Credit Agreement, as amended, has a maturity date of September 21, 2017. The credit facility is in the maximum principal amount of $100.0 million, with an option to increase the principal amount by up to an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. At April 30, 2016, the interest rate on the credit facility was 1.5% plus LIBOR. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At April 30, 2016, we were in compliance with the covenants of the agreement. During fiscal 2016, we had borrowings of $71.0 million and payments of $19.6 million, which includes interest of $0.6 million under this credit facility. As of April 30, 2016, there were outstanding balances against the credit facility of $57.0 million.  There was $43.0 million available to borrow under the credit facility as of April 30, 2016, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of April 30, 2016.

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

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile original equipment manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead frames and sensors, which incorporate magneto-elastic sensing and other technologies, that monitor the operation or status of a component or system.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, computer, construction, consumer, material handling, medical, military, mining, networking, point-of-sale, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, and solid-state field effect

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

consumer touch panels.  Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

The Power Products segment manufactures braided flexible cables, current-carrying laminated bus bars and devices, custom power-product assemblies, such as our PowerRail solution, high-current low voltage flexible power cabling systems and powder coated bus bars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, military, telecommunications, and transportation.

The Other segment includes medical devices, inverters and battery systems and insulated gate bipolar transistor solutions. Our medical devices business includes Dabir Surfaces which is our surface support technology aimed at pressure ulcer prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure ulcers, including patients undergoing long-duration surgical procedures. The Other segment also included independent laboratories that provide services for qualification, testing and certification, and analysis of electronic and optical components. The independent laboratories were sold at the end of the third quarter of fiscal 2015.

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

	Fiscal Year Ended April 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$623.1	$142.6	$54.1	$0.6	$(11.3)	$809.1
Transfers between segments	(8.8)	(1.8)	(0.6)	(0.3)	11.5	—
Net sales to unaffiliated customers	$614.3	$140.8	$53.5	$0.3	$0.2	$809.1

Income/(loss) from operations	136.8	2.7	9.4	(8.8)	(30.4)	109.7
Gain on sale of business						—
Interest income, net						(0.7)
Other income, net						(0.5)
Income before income taxes						$110.9

Depreciation and amortization	$15.6	$4.3	$2.3	$0.6	$1.1	$23.9

Identifiable assets	$418.4	$184.8	$46.4	$5.0	$1.3	$655.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

	Fiscal Year Ended May 2, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$633.0	$163.8	$86.1	$5.5	$(7.3)	$881.1
Transfers between segments	(4.6)	(2.1)	(0.4)	(0.3)	7.4	—
Net sales to unaffiliated customers	$628.4	$161.7	$85.7	$5.2	$0.1	$881.1

Income/(loss) from operations	$124.9	$7.0	$23.2	$(6.4)	$(36.5)	$112.2
Gain on sale of business						(7.7)
Interest expense, net						(0.7)
Other income, net						(0.2)
Income before income taxes						$120.8

Depreciation and amortization	$16.6	$2.8	$2.4	$0.4	$1.2	$23.4

Identifiable assets	$365.5	$186.4	$38.5	$3.7	$11.7	$605.8

	Fiscal Year Ended May 3, 2014
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$524.6	$173.6	$72.7	$7.2	$(5.3)	$772.8
Transfers between segments	(2.2)	(2.8)	(0.2)	(0.2)	5.4	—
Net sales to unaffiliated customers	$522.4	$170.8	$72.5	$7.0	$0.1	$772.8

Income (loss) from operations	$69.4	$26.8	$12.6	$(7.0)	$(28.2)	$73.6
Other expense						(2.6)
Income/(loss) before income taxes						$75.9

Depreciation and amortization	$16.4	$2.9	$2.4	$2.5	$1.4	$25.6

Identifiable assets	$366.1	$155.0	$32.1	$4.8	$17.5	$575.5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table sets forth certain geographic financial information for fiscal years ended April 30, 2016, May 2, 2015 and May 3, 2014.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	April 30, 2016	May 2, 2015	May 3, 2014
Net Sales:
U.S.	$491.9	$564.6	$456.6
China	124.8	112.6	97.4
Malta	167.1	153.5	186.4
Other	25.3	50.4	32.4
Total Net Sales	$809.1	$881.1	$772.8

Property, Plant and Equipment:
U.S.	$44.0	$42.7	$43.8
China	7.4	9.0	6.6
Malta	28.7	28.0	37.5
Mexico	3.9	5.8	7.3
Other	9.0	7.8	6.0
Total Property, Plant and Equipment	$93.0	$93.3	$101.2

13.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2031.  Rental expense under non-cancelable operating leases amounted to $5.0 million, $5.5 million and $5.6 million in fiscal 2016, 2015 and 2014, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2017	$4.9
2018	$2.7
2019	$1.8
2020	$1.0
2021	$0.7

14.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $9.5 million and $10.5 million for fiscal year ended April 30, 2016 and May 2, 2015, respectively of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $8.0 million and $9.8 million for the fiscal year ended April 30, 2016 and May 2, 2015, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

15.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended April 30, 2016 and May 2, 2015:

	Fiscal 2016 Quarter Ended
	August 1	October 31	January 30	April 30
Net sales	$203.3	$208.4	$184.6	$212.8
Gross profit	$53.6	$50.9	$47.6	$60.8
Net income attributable to Methode Electronics, Inc.	$23.5	$21.2	$17.2	$22.7
Net income per basic common share	$0.60	$0.55	$0.45	$0.61
Net income per diluted common share	$0.60	$0.54	$0.45	$0.61

	Fiscal 2015 Quarter Ended
	August 2	November 1	January 31	May 2
Net sales	$218.1	$229.7	$206.0	$227.3
Gross profit	$50.5	$60.2	$56.2	$51.9
Net income attributable to Methode Electronics, Inc.	$21.4	$26.0	$27.1	$26.6
Net income per basic common share	$0.56	$0.67	$0.69	$0.69
Net income per diluted common share	$0.55	$0.66	$0.68	$0.68

Significant Items for Fiscal 2016

The first, second, third and fourth quarter includes pre-tax legal expenses of $1.2 million, $2.7 million, $2.7 million and $3.3 million, respectively related to the Hetronic lawsuits.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

COL. A	COL. B	COL. C				COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED April 30, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.5	$0.1		$—		$0.1	(2)	$0.5
Deferred tax valuation allowance	$2.0					$0.7	(5)	$1.3

YEAR ENDED MAY 2, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.7	$0.1		$—		$0.3	(2)	$0.5
Deferred tax valuation allowance	$14.0					$12.0	(3)	$2.0

YEAR ENDED MAY 3, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1.0	$—		$—		$0.3	(2)	$0.7
Deferred tax valuation allowance	42.4	1.9	(3)	2.3	(1)	32.6	(4)	14.0
 ______________________________________
(1) Impact of foreign currency translation and other reclassifications.
(2) Uncollectible accounts written off, net of recoveries.
(3) Primarily represents changes in Malta valuation allowance and changes in temporary items.
(4) Represents release of the U.S. valuation allowance.
(5) Represents change in temporary items.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (2)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (1)
10.1*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (3)
10.2*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Douglas A. Koman (3)
10.3*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Theodore P. Kill(4)
10.4*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (4)
10.5*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (5)
10.6*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (5)
10.7*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (6)
10.8*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (6)
10.9*	Methode Electronics, Inc. 2007 Stock Plan (7)
10.10*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (8)
10.11*	Form of Amendment to Change in Control Agreement (9)
10.12*	Methode Electronics, Inc. 2010 Stock Plan (10)
10.13*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (10)
10.14*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (11)
10.15	Amended and Restated Credit Agreement dated as of February 25, 2011 among Methode Electronics, Inc. as the Borrower, Bank of America N.A., as Administrative Agent and Other Lenders party thereto (12)
10.16
First Amendment to Amended and Restated Credit Agreement, dated September 21, 2012, among Methode Electronics, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (13)

10.17*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (14)
10.18*	Agreement and General Release between the Company and Thomas D. Reynolds, effective September 20, 2015 (15)
10.19*	2014 Omnibus Incentive Plan Performance Based Restricted Stock Form Award Agreement - Executive Officer (16)
10.20*	2014 Omnibus Incentive Plan - Restricted Stock Unit Form Award Agreement - Executive Officer (17)
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File
____________________________________________

(1)	Previously filed with Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed with Registrant's Form 8-K filed March 18, 2013, and incorporated herein by reference.

(3)	Previously filed with Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(4)	Previously filed with Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(5)	Previously filed with Registrant’s Form 10-Q filed the three months ended January 27, 2007, and incorporated herein by reference.

(6)	Previously filed with Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(7)	Previously filed with Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(8)	Previously filed with Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

(9)	Previously filed with Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.

(10)	Previously filed with Registrant's Form 8-K filed October 20, 2010, and incorporated herein by reference.

(11)	Previously filed with Registrant's Form 8-K filed November 12, 2010, and incorporated herein by reference.

(12)	Previously filed with Registrant’s Form 10-Q filed March 3, 2011, and incorporated herein by reference.

(13)	Previously filed with Registrant’s Form 8-K filed September 24, 2012, and incorporated herein by reference.

(14)	Previously filed with Registrant’s Form 8-K filed September 22, 2014, and incorporated herein by reference.

(15)	Previously filed with Registrant's Form 8-K filed October 6, 2015, and incorporated herein by reference.

(16)	Previously filed with Registrant's Form 8-K filed October 9, 2015, and incorporated herein by reference.

(17)	Previously filed with Registrant's Form 10-Q filed December 10, 2015, and incorporated herein by reference.

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