Form 10-Q
period 2016-07-30
METHODE ELECTRONICS INC
filed 2016-09-01
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 30, 2016

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
for the transition period from ______ to ______
 __________________________________
Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7401 West Wilson Avenue, Chicago, Illinois	60706-4548
(Address of principal executive offices)	(Zip Code)

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

At August 30, 2016, registrant had 36,953,433 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	July 30, 2016	April 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249.3	$227.8
Accounts receivable, net	155.8	175.5
Inventories:
Finished products	12.5	11.9
Work in process	8.9	9.6
Materials	44.8	44.7
	66.2	66.2
Deferred income taxes	—	11.8
Prepaid expenses and other current assets	16.6	14.9
TOTAL CURRENT ASSETS	487.9	496.2
PROPERTY, PLANT AND EQUIPMENT	325.3	325.9
Less allowances for depreciation	235.0	232.9
	90.3	93.0
GOODWILL	1.7	1.7
INTANGIBLE ASSETS, net	8.4	8.9
PRE-PRODUCTION COSTS	13.2	9.5
DEFERRED INCOME TAXES	36.7	27.7
OTHER ASSETS	17.9	18.9
	77.9	66.7
TOTAL ASSETS	$656.1	$655.9
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$69.3	$68.2
Other current liabilities	35.9	49.7
TOTAL CURRENT LIABILITIES	105.2	117.9
LONG-TERM DEBT	54.0	57.0
OTHER LIABILITIES	2.6	2.9
DEFERRED COMPENSATION	8.4	8.0
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,300,057 and 38,181,985 shares issued as of July 30, 2016 and April 30, 2016, respectively	19.2	19.1
Additional paid-in capital	117.1	112.3
Accumulated other comprehensive income	(15.1)	(8.4)
Treasury stock, 1,346,624 shares as of July 30, 2016 and April 30, 2016	(11.5)	(11.5)
Retained earnings	376.2	358.6
TOTAL EQUITY	485.9	470.1
TOTAL LIABILITIES AND EQUITY	$656.1	$655.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended
	July 30, 2016	August 1, 2015

Net sales	$191.9	$203.3

Cost of products sold	137.8	149.7

Gross profit	54.1	53.6

Selling and administrative expenses	27.4	23.2

Income from operations	26.7	30.4

Interest income, net	—	(0.2)
Other income, net	—	(0.3)

Income before income taxes	26.7	30.9

Income tax expense	5.5	7.4

NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$21.2	$23.5

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.57	$0.60
Diluted	$0.57	$0.60
Cash dividends:
Common stock	$0.09	$0.09
Weighted average number of Common Shares outstanding:
Basic	37,322,548	38,904,743
Diluted	37,469,292	39,030,798

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended
	July 30, 2016	August 1, 2015

Net income	$21.2	$23.5

Foreign currency translation adjustment	(6.7)	(6.1)
Comprehensive income attributable to Methode Electronics, Inc.	$14.5	$17.4

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	July 30, 2016	August 1, 2015
OPERATING ACTIVITIES
Net income	$21.2	$23.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	5.2	5.6
Amortization of intangibles	0.6	0.6
Amortization of stock awards and stock options	3.6	0.4
Changes in operating assets and liabilities	3.8	(11.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34.4	19.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4.2)	(5.9)
NET CASH USED IN INVESTING ACTIVITIES	(4.2)	(5.9)

FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(0.3)	(6.9)
Proceeds from exercise of stock options	0.9	—
Tax benefit from stock option exercises	0.3	3.8
Cash dividends	(3.3)	(3.5)
Repayment of borrowings	(3.0)	(3.0)
NET CASH USED IN FINANCING ACTIVITIES	(5.4)	(9.6)

Effect of foreign currency exchange rate changes on cash	(3.3)	(3.7)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	21.5	(0.2)
Cash and cash equivalents at beginning of period	227.8	168.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249.3	$167.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of July 30, 2016 and results of operations for the three months ended July 30, 2016 and August 1, 2015 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 30, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 30, 2016, filed with the SEC on June 23, 2016.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiples provisions intended to simplify various aspects of the accounting for share-based payments. The amendments in this update are effective for annual periods beginning after December 15, 2016, which is our fiscal 2018, which will begin on April 30, 2017. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either full retrospective or modified retrospective. The standard will be effective for us in the first quarter of fiscal 2019. Earlier adoption is permitted only for annual periods beginning after December 15, 2016. Management is still assessing the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases, Accounting Standard Codification (ASC ) 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognize based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 28, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, which is our

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

fiscal 2019, beginning on April 29, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance was applied prospectively at the beginning of our current fiscal year which began on May 1, 2016. Prior period information was not adjusted.

In September 2015, the FASB issued ASU 2015-16 Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are effective for fiscal years beginning after December 15, 2016, which is our fiscal 2018, which will begin on April 30, 2017. There is currently no impact to the Company expected upon adoption.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, which is our fiscal 2018, which will begin on April 30, 2017. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

    In May 2015, the FASB issued ASU 2015-7, Fair Value Measurement: Disclosure for Investments in Certain Entities that calculates net asset value per share (or its Equivalents). This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net value asset per share. This new guidance was effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard in fiscal 2017 did not have an impact on our consolidated financial statements.

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with ASC No. 350, “Intangibles — Goodwill and Others”.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

The following table shows the roll-forward of goodwill in the financial statements as of July 30, 2016:

	As of July 30, 2016

		Power
	Interface	Products	Total
Balance as of April 30, 2016	$0.7	$1.0	$1.7
Foreign currency translation	—	—	—
Balance as of July 30, 2016	$0.7	$1.0	$1.7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following tables present details of the Company’s intangible assets:

	As of July 30, 2016
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.4	$0.9	7.5
Trade names, patents and technology licenses	25.8	18.3	7.5	2.2
Covenants not to compete	0.1	0.1	—	1.2
Total	$42.2	$33.8	$8.4

	As of April 30, 2016
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.3	$1.0	7.8
Trade names, patents and technology licenses	25.8	17.9	7.9	2.4
Covenants not to compete	0.1	0.1	—	1.4
Total	$42.2	$33.3	$8.9

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2017	$2.3
2018	$2.2
2019	$2.1
2020	$0.2
2021	$0.1

As of July 30, 2016 and April 30, 2016, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.             INCOME TAXES

The Company evaluated all available positive and negative evidence, including past operating results and projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our foreign, federal and U.S. state net deferred tax assets. The Company maintained a valuation allowance of $1.3 million at July 30, 2016 and April 30, 2016 related to certain state and federal net operating loss carryovers and expects to continue to maintain this allowance until we determine that these deferred tax assets are more likely than not realizable.

At July 30, 2016, we had available $2.1 million of federal and $85.8 million of state net operating loss carry forwards (having a tax benefit of $0.7 million and $3.7 million, respectively) and $0.9 million of foreign tax credit carry forwards. If unused, the U.S. federal net operating loss carry forwards will expire in the fiscal years 2018 through 2031. The state net operating loss carry forwards will expire in the fiscal years 2017 through 2036. The foreign tax credits will expire in the fiscal years 2023 through 2025.

The tax laws of Malta provide for investment tax credits of 30% of qualified expenditures. Unused credits of $14.4 million as of July 30, 2016 can be carried forward indefinitely. We record investment tax credits using the "flow through" method.

The Company recognized an income tax provision of $5.5 million and $7.4 million for the three months ended July 30, 2016 and August 1, 2015, respectively. The Company's effective tax rate was 20.6% and 23.9% for the three months ended July 30, 2016 and August 1, 2015, respectively. The income tax provision for the three months ended July 30, 2016 and August 1, 2015 is lower than the U.S. statutory rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

We record interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  We had approximately $0.1 million accrued at July 30, 2016 for the payment of interest and penalties.  The total unrecognized tax benefit as of July 30, 2016 was $1.2 million.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Our foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S.  The federal and state statute of limitations remains open for the fiscal year ended April 27, 2013.

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

In fiscal 2016, the Compensation Committee of the Board of Directors authorized a new long-term incentive program for key employees consisting of performance-based Restricted Stock Awards (“RSAs”) and time-based Restricted Stock Units (“RSUs”). On the first quarter of fiscal 2017, the Compensation Committee awarded RSAs and RSUs to our new Chief Financial officer under the long term incentive program. He is eligible to earn 24,000 RSA shares at threshold performance, 48,000 shares at target performance and 72,000 shares for maximum performance. In addition, he was awarded 32,000 RSUs.

In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 adjusted EBITDA, with 50% of the target shares earned for threshold performance (representing 411,000 shares), 100% of the target shares earned for target performance (representing 822,000 shares) and 150% of the target shares earned for maximum performance (representing 1,233,000 shares).

At the target level of performance, the expected expense for the RSAs over the five-year period will be $24.8 million. During the three months ended July 30, 2016, the Company recorded $1.3 million in compensation expense related to the RSA's. There was no compensation expense recorded for the RSA's for the three months ended August 1, 2015.

As of July 30, 2016, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that exceeding the target is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is probable of not exceeding the target for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.

The Company also granted 608,000 RSU's to key employees. The RSU’s are subject to a five-year vesting period, with 30% vesting on each of April 28, 2018 and April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSU's is expected to be $18.5 million through 2020. During the three months ended July 30, 2016, the Company recorded $1.3 million of compensation expense related to the RSU's. There was no compensation expense recorded for the RSU's for the three months ended August 1, 2015.

During the first quarter of fiscal 2017, the Company issued 27,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $1.0 million of compensation expense related to these shares during the three months ended July 30, 2016.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 30, 2016	August 1, 2015
Numerator - net income attributable to Methode Electronics, Inc.	$21.2	$23.5
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	37,322,548	38,904,743
Dilutive potential common shares-employee and director stock options, restricted stock awards and restricted stock units	146,744	126,055
Denominator for diluted net income per share	37,469,292	39,030,798

Net income per share:
Basic	$0.57	$0.60
Diluted	$0.57	$0.60

For the three months ended July 30, 2016, options to purchase 138,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. In addition, 158,500 shares have been excluded because the exercise price was greater than the average market price for the three months ended August 1, 2015, as those shares would have been anti-dilutive as well. RSAs for 822,000 shares have been excluded in the computation of diluted net income per share for the three months ended July 30, 2016, as these awards are contingent on the Company's full year performance in fiscal 2020.

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

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile Original Equipment Manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include integrated

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

center consoles, hidden switches, ergonomic switches, transmission lead frames and sensors which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, computer, construction, consumer, material handling, medical, military, mining, networking, point of sales, storage, and telecommunications markets.  Solutions include conductive polymers, connectors, custom cable assemblies, industrial safety radio remote controls, optical and copper transceivers, and solid-state field effect consumer touch panels. Services include the design and installation of fiber optic and copper infrastructure systems, and manufacturing active and passive optical components.

The Power Products segment manufactures braided flexible cables, current-carrying laminated bus devices, custom power-product assemblies, such as our PowerRail solution, high-current low voltage flexible power cabling systems and powder coated bus bars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, military, telecommunications, and transportation.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 30, 2016.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

	Three Months Ended July 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$148.6	$33.1	$12.1	$0.4	$(2.4)	$191.8
Transfers between segments	(1.5)	(0.2)	(0.1)	(0.3)	2.2	0.1
Net sales to unaffiliated customers	$147.1	$32.9	$12.0	$0.1	$(0.2)	$191.9

Income (loss) from operations	$36.1	$(0.7)	$2.5	$(2.3)	$(8.9)	$26.7
Interest income, net						—
Other income, net						—
Income before income taxes						$26.7

	Three Months Ended August 1, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$154.9	$34.1	$16.5	$0.1	$(2.3)	$203.3
Transfers between segments	(1.8)	(0.4)	—	(0.1)	2.3	—
Net sales to unaffiliated customers	$153.1	$33.7	$16.5	$—	$—	$203.3

Income/(loss) from operations	$35.9	$0.7	$3.1	$(2.3)	$(7.0)	$30.4
Interest income, net						(0.2)
Other income, net						(0.3)
Income before income taxes						$30.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

8.          CONTINGENCIES

Certain litigation arising in the normal course of business is pending against us.  We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters, environmental matters and intellectual property matters.  We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information available, that we have adequate reserves for these liabilities.

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of July 30, 2016, the matter remains in the discovery stage.

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $13.2 million and $9.5 million as of July 30, 2016 and April 30, 2016, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $7.5 million and $8.0 million as of July 30, 2016 and April 30, 2016, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

10.          DEBT AND CREDIT AGREEMENT

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At July 30, 2016, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first three months of fiscal 2017, we had no borrowings and payments of $3.3 million, which includes interest of $0.3 million, under this credit facility. As of July 30, 2016, there were outstanding balances against the credit facility of $54.0 million.  There was $46.0 million available to borrow under the credit facility as of July 30, 2016, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of July 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.   Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report.

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

•	Our inability to effectively manage the timing, volume, quality and cost of new program launches could adversely affect our financial performance.

•	We are subject to continuing pressure to lower our prices.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

•	Our Dabir Surface medical device products are emerging technologies. Our ability to successfully market and sell these products will depend on acceptance by the medical community.

•
We have significant operations in Europe which may be adversely impacted by the continued economic challenges in Europe, including the impact of the referendum in the United Kingdom (“U.K”) approving the exit of the U.K. from the European Union.

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

•	We are dependent on the availability and price of materials.

•	Our gross margins are subject to fluctuations due to many factors such as geographical and vertical market pricing mix, pricing concessions and various manufacturing cost variables.

•	We currently have a significant amount of our cash located outside the U.S.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	Our information technology (“IT”) systems could be breached.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services, costs associated with recalls, or liability claims against us.

•	Our technology-based business and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales could decline.

•
If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

•	We may be required to recognize additional impairment charges.

•
Regulations related to the use of conflict-free minerals may increase our costs and expenses, and an inability to certify that our products are conflict-free may adversely affect customer relationships.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 30, 2016, for a further discussion regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing locations are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 30, 2016.

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company has purchased 1,997,298 shares of outstanding common stock for $62.0 million as of July 30, 2016. The Company did not purchase shares during the first quarter of fiscal 2017. The program may be suspended or terminated at any time.

Hetronic Litigation Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the

Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of July 30, 2016, the matter remains in the discovery stage.

We incurred Hetronic related legal fees of $4.3 million and $1.2 million in the first quarter of fiscal 2017 and the first quarter of fiscal 2016, respectively. We incurred total fiscal year Hetronic related legal fees of $9.9 million and $3.1 million in fiscal 2016 and fiscal 2015, respectively. These amounts are included in the selling and administrative expenses in the Interface segment.

Results of Operations for the Three Months Ended July 30, 2016 as Compared to the Three Months Ended August 1, 2015

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	July 30, 2016	August 1, 2015	Net Change	Net Change
Net sales	$191.9	$203.3	$(11.4)	(5.6)%

Cost of products sold	137.8	149.7	(11.9)	(7.9)%

Gross profit	54.1	53.6	0.5	0.9%

Selling and administrative expenses	27.4	23.2	4.2	18.1%
Interest income, net	—	(0.2)	0.2	N/M
Other income, net	—	(0.3)	0.3	N/M
Income tax expense	5.5	7.4	(1.9)	(25.7)%
Net income attributable to Methode Electronics, Inc.	$21.2	$23.5	$(2.3)	(9.8)%

Percent of sales:	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%
Cost of products sold	71.8%	73.6%
Gross margins	28.2%	26.4%
Selling and administrative expenses	14.3%	11.4%
Interest income, net	—%	(0.1)%
Other income, net	—%	(0.1)%
Income tax expense	2.9%	3.6%
Net income attributable to Methode Electronics, Inc.	11.0%	11.6%

Net Sales.  Consolidated net sales decreased $11.4 million, or 5.6%, to $191.9 million for the three months ended July 30, 2016, from $203.3 million for the three months ended August 1, 2015.  The Automotive segment net sales decreased $6.0 million, or 3.9%, to $147.1 million for the first quarter of fiscal 2017, from $153.1 million for the first quarter of fiscal 2016, primarily due to lower sales volumes of transmission lead-frame assemblies and ignition and steering wheel switch products and unfavorable currency rate fluctuations. The Interface segment net sales decreased $0.8 million, or 2.4%, to $32.9 million for the first quarter of fiscal 2017, compared to $33.7 million for the first quarter of fiscal 2016, due to lower sales volumes of data solutions products and radio remote control products. The Power Products segment net sales decreased $4.5 million, or 27.3%, to $12.0 million for the first quarter of fiscal 2017, compared to $16.5 million for the first quarter of fiscal 2016, primarily due to lower sales volumes for datacom, cabling and busbar products.  Translation of foreign operations net sales for the three months ended July 30, 2016 decreased reported net sales by $0.7 million, or 0.4%, due to average currency rate fluctuations in the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan.

Cost of Products Sold.  Consolidated cost of products sold decreased $11.9 million, or 7.9%, to $137.8 million for the three months ended July 30, 2016, compared to $149.7 million for the three months ended August 1, 2015.  Consolidated cost of products sold as a percentage of net sales was 71.8% for the first quarter of fiscal 2017, compared to 73.6% for the first quarter of fiscal 2016.  The Automotive segment was favorably impacted by both commodity pricing adjustments of $1.0 million and $1.0 million for the reversal of accruals related to customer commercial issues resolved during the quarter. The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and favorable currency impact on material purchases and labor costs. The Interface segment was impacted by a favorable sales mix of appliance products. The Power Products segment experienced favorable cost of goods sold as a percentage of sales due to implemented overhead cost reductions in the U.S. and China.

Gross Profit.  Consolidated gross profit increased $0.5 million, or 0.9%, to $54.1 million for the three months ended July 30, 2016, as compared to $53.6 million for the three months ended August 1, 2015.  Gross margins as a percentage of net sales increased to 28.2% for the three months ended July 30, 2016, compared to 26.4% for the three months ended August 1, 2015.  The increase is primarily due to the favorable impact of commodity pricing adjustments and the one-time reversal of accruals related to resolved customer commercial issues. In addition, gross margins increased due to favorable commodity pricing and the currency impact on material purchases and labor costs as well as overhead cost reductions.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $4.2 million, or 18.1%, to $27.4 million for the three months ended July 30, 2016, compared to $23.2 million for the three months ended August 1, 2015.  Selling and administrative expenses as a percentage of net sales increased to 14.3% for the three months ended July 30, 2016 from 11.4% for the three months ended August 1, 2015. In the first quarter of fiscal 2017, expenses increased for stock award amortization expense by $3.2 million, legal and other professional fees by $2.9 million, partially offset by lower bonus expense of $1.2 million and lower travel, advertising and other general expenses of $0.7 million.

Interest Income, Net.  There was no interest income, net for the three months ended July 30, 2016, compared to $0.2 million for the three months ended August 1, 2015. The decrease primarily relates to increased debt levels.

Other Income, Net. There was no other income, net for the three months ended July 30, 2016, compared to $0.3 million for the three months ended August 1, 2015. All amounts for both the first quarter of fiscal 2017 and the first quarter of fiscal 2016 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $1.9 million, or 25.7%, to $5.5 million for the three months ended July 30, 2016, compared to $7.4 million for the three months ended August 1, 2015.  The Company's effective tax rate decreased to 20.6% in the first quarter of fiscal 2017, compared to 23.9% in the first quarter quarter of fiscal 2016.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. decreased $2.3 million, or 9.8%, to $21.2 million for the three months ended July 30, 2016, compared to $23.5 million for the three months ended August 1, 2015, primarily due to lower sales volumes, higher legal expenses, higher stock award amortization expense and lower interest income, partially offset with the favorable impact of commodity pricing adjustments and the one-time reversal of accruals related to resolved customer commercial issues. Net income was also favorably impacted by lower bonus expense and lower income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	July 30, 2016	August 1, 2015	Net Change	Net Change
Net sales	$147.1	$153.1	$(6.0)	(3.9)%

Cost of products sold	102.7	109.6	(6.9)	(6.3)%

Gross profit	44.4	43.5	0.9	2.1%

Selling and administrative expenses	8.3	7.6	0.7	9.2%

Income from operations	$36.1	$35.9	$0.2	0.6%

Percent of sales:	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%
Cost of products sold	69.8%	71.6%
Gross margins	30.2%	28.4%
Selling and administrative expenses	5.6%	5.0%
Income from operations	24.5%	23.4%

Net Sales.  Automotive segment net sales decreased $6.0 million, or 3.9%, to $147.1 million for the three months ended July 30, 2016, from $153.1 million for the three months ended August 1, 2015.  Net sales increased slightly in North America by $0.2 million, or 0.2%, to $87.7 million in the first quarter of fiscal 2017, compared to $87.5 million in the first quarter of fiscal 2016. Sales volumes increased for our GM Center Console program and transmission lead-frame assemblies, partially offset with lower sales volumes of the Ford Console program. Net sales decreased in Europe by $3.7 million, or 9.5%, to $35.2 million in the first quarter of fiscal 2017, compared to $38.9 million in the first quarter of fiscal 2016, primarily due to decreased sales volumes for ignition and steering wheel switch products, partially offset by new launches of Integrated Center Panels and entertainment control products. Net sales in Asia decreased $2.5 million, or 9.4%, to $24.2 million in the first quarter of fiscal 2017, compared to $26.7 million in the first quarter of fiscal 2016, primarily due to lower sales volumes for our transmission lead-frame assemblies, steering angle sensor products and unfavorable currency rate fluctuations. Translation of foreign operations net sales for the three months ended July 30, 2016 decreased reported net sales by $0.7 million, or 0.5%, due to average currency rates in the first quarter of fiscal 2017, compared to the average currency rates in the first quarter of fiscal 2016, primarily due to the strengthening of the U.S. dollar as compared to the Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold decreased $6.9 million, or 6.3%, to $102.7 million for the three months ended July 30, 2016, compared to $109.6 million for the three months ended August 1, 2015.  The Automotive segment cost of products sold as a percentage of net sales decreased to 69.8% in the first quarter of fiscal 2017, compared to 71.6% in the first quarter of fiscal 2016.  The results for the first quarter of fiscal 2017 include $1.0 million of commodity pricing adjustments and the reversal of accruals $1.0 million related to resolved customer commercial issues. In addition, decrease is due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China. The first quarter of fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods as a result of the U.S. signing into law in June 2015 to renew a trade program that retrospectively removes tariffs on imports from certain countries.

Gross Profit.  Automotive segment gross profit increased $0.9 million, or 2.1%, to $44.4 million for the three months ended July 30, 2016, as compared to $43.5 million for the three months ended August 1, 2015.  The Automotive segment gross margins as a percentage of net sales increased to 30.2% for the three months ended July 30, 2016, as compared to 28.4% for the three months ended August 1, 2015.  The gross profit for the first quarter of fiscal 2017 was favorably impacted by $1.0 million for commodity pricing adjustments and the reversal of accruals $1.0 million related to resolved customer commercial issues. In addition, gross profit was favorably impacted due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China. The first quarter of fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods as a result of the U.S. signing into law in June 2015 to renew a trade program that retrospectively removes tariffs on imports from certain countries.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 9.2%, to $8.3 million for the three months ended July 30, 2016, as compared to $7.6 million for the three months ended August 1, 2015.  Selling and administrative expenses as a percentage of net sales increased to 5.6% for the three months ended July 30, 2016 from 5.0% for the three months ended August 1, 2015, due to higher stock award compensation expense, partially offset with lower bonus expense.

Income from Operations.  Automotive segment income from operations increased $0.2 million, or 0.6%, to $36.1 million for the three months ended July 30, 2016, compared to $35.9 million for the three months ended August 1, 2015. The first quarter of fiscal 2017 income from operations increased due to commodity pricing adjustments and one-time reversal of accruals related to resolved customer commercial issues, favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations and lower bonus expenses, partially offset with lower sales volumes and higher stock award amortization expense.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	July 30, 2016	August 1, 2015	Net Change	Net Change
Net sales	$32.9	$33.7	$(0.8)	(2.4)%

Cost of products sold	25.1	26.5	(1.4)	(5.3)%

Gross profit	7.8	7.2	0.6	8.3%

Selling and administrative expenses	8.5	6.5	2.0	30.8%

Income/(loss) from operations	$(0.7)	$0.7	$(1.4)	(200.0)%

Percent of sales:	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%
Cost of products sold	76.3%	78.6%
Gross margins	23.7%	21.4%
Selling and administrative expenses	25.8%	19.3%
Income/(loss) from operations	(2.1)%	2.1%

Net Sales.  Interface segment net sales decreased $0.8 million, or 2.4%, to $32.9 million for the three months ended July 30, 2016, from $33.7 million for the three months ended August 1, 2015.  Net sales decreased in North America by $1.2 million, or 4.6%, to $25.0 million in the first quarter of fiscal 2017, compared to $26.2 million in the first quarter of fiscal 2016, primarily due to lower sales volumes of data solutions and radio remote control products. Net sales in Europe decreased slightly by $0.1 million, or 1.5%, to $6.7 million in the first quarter of fiscal 2017, compared to $6.8 million in the first quarter of fiscal 2016, primarily due to lower radio remote control and data solutions sales volumes. Net sales in Asia increased $0.5 million, or 71.4%, to $1.2 million in the first quarter of fiscal 2017, compared to $0.7 million in the first quarter of fiscal 2016, primarily due to higher sales volumes of legacy product.

Cost of Products Sold.  Interface segment cost of products sold decreased $1.4 million, or 5.3%, to $25.1 million for the three months ended July 30, 2016, compared to $26.5 million for the three months ended August 1, 2015.  Interface segment cost of products sold as a percentage of net sales decreased to 76.3% for the three months ended July 30, 2016, compared to 78.6% for the three months ended August 1, 2015.  The decrease is primarily due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico. The three months ended August 1, 2016 included $1.0 million of additional costs and inefficiencies experienced related to the move of the radio remote control operation from the Philippines to Egypt.

Gross Profit.  Interface segment gross profit increased $0.6 million, or 8.3%, to $7.8 million for the three months ended July 30, 2016, compared to $7.2 million for the three months ended August 1, 2015.  Gross margins as a percentage of net sales increased to 23.7% for the three months ended July 30, 2016, compared to 21.4% for the three months ended August 1, 2015.  The increase is primarily due to favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico. The three months ended August 1, 2016 included $1.0 million of additional costs and inefficiencies experienced related to the move of the radio remote control operation from the Philippines to Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.0 million, or 30.8%, to $8.5 million for the three months ended July 30, 2016, compared to $6.5 million for the three months ended August 1, 2015.  Selling and administrative expenses as a percentage of net sales increased to 25.8% for the three months ended July 30, 2016, from 19.3% for the three months ended August 1, 2015. The increase in selling and administrative expenses is due primarily to increased legal expenses and stock award amortization expense, partially offset with lower advertising, travel and bonus expenses.

Income/(Loss) from Operations.  Interface segment income/(loss) from operations decreased $1.4 million, or 200.0%, to a loss of $0.7 million for the three months ended July 30, 2016, compared to income of $0.7 million for the three months ended August 1, 2015, primarily due to higher legal and stock award amortization expenses and lower sales volumes, partially offset with favorable commodity pricing of raw materials and the currency impact of labor expenses, lower advertising, travel and bonus expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	July 30, 2016	August 1, 2015	Net Change	Net Change
Net sales	$12.0	$16.5	$(4.5)	(27.3)%

Cost of products sold	8.6	12.4	(3.8)	(30.6)%

Gross profit	3.4	4.1	(0.7)	(17.1)%

Selling and administrative expenses	0.9	1.0	(0.1)	(10.0)%

Income from operations	$2.5	$3.1	$(0.6)	(19.4)%

Percent of sales:	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%
Cost of products sold	71.7%	75.2%
Gross margins	28.3%	24.8%
Selling and administrative expenses	7.5%	6.1%
Income from operations	20.8%	18.8%

Net Sales.  Power Products segment net sales decreased $4.5 million, or 27.3%, to $12.0 million for the three months ended July 30, 2016, compared to $16.5 million for the three months ended August 1, 2015.  Net sales decreased in North America by $2.9 million, or 33.0%, to $5.9 million in the first quarter of fiscal 2017, compared to $8.8 million in the first quarter of fiscal 2016, primarily due to lower sales volumes of PowerRail® products. Net sales in Europe decreased $1.0 million, or 45.5%, to $1.2 million in the first quarter of fiscal 2017, compared to $2.2 million in the first quarter of fiscal 2016, primarily due to lower sales volumes of bypass switches and busbar products. Net sales in Asia decreased $0.6 million, or 10.9%, to $4.9 million in the first quarter of fiscal 2017, compared to $5.5 million in the first quarter of fiscal 2016, primarily due to decreased sales volumes of busbar and cabling products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $3.8 million, or 30.6%, to $8.6 million for the three months ended July 30, 2016, compared to $12.4 million for the three months ended August 1, 2015.  The Power Products segment cost of products sold as a percentage of net sales decreased to 71.7% for the three months ended July 30, 2016, from 75.2% for the three months ended August 1, 2015.  The decrease primarily relates to implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Gross Profit.  Power Products segment gross profit decreased $0.7 million, or 17.1%, to $3.4 million in the first quarter of fiscal 2017, compared to $4.1 million in the first quarter of fiscal 2016.  Gross margins as a percentage of net sales increased to 28.3% for the three months ended July 30, 2016 from 24.8% for the three months ended August 1, 2015. The increase primarily relates to implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 10.0%, to $0.9 million for the three months ended July 30, 2016, compared to $1.0 million for the three months ended August 1, 2015.  Selling and administrative expenses as a percentage of net sales increased to 7.5% for the three months ended July 30, 2016 from 6.1% for the three months ended August 1, 2015. Selling and administrative expenses decreased primarily due to lower bonus expense, partially offset with higher stock award amortization expense.

Income From Operations.  Power Products segment income from operations decreased $0.6 million, or 19.4%, to $2.5 million for the three months ended July 30, 2016, compared to $3.1 million for the three months ended August 1, 2015, due to decreased sales volumes and higher stock award amortization expense, partially offset overhead cost reductions, favorable currency impact of material purchases and labor costs and lower bonus expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	July 30, 2016	August 1, 2015	Net Change
Net sales	$0.1	$—	$0.1

Cost of products sold	1.1	1.0	0.1

Gross profit	(1.0)	(1.0)	—

Selling and administrative expenses	1.3	1.3	—

Loss from operations	$(2.3)	$(2.3)	$—

Net Sales.  The Other segment net sales increased $0.1 million, due to minimal sales for the three months ended July 30, 2016, compared to no sales for the three months ended August 1, 2015. The operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the first quarter of fiscal 2017 and in the first quarter of fiscal 2016 due to newly launched products.

Cost of Products Sold.  Other segment cost of products sold increased $0.1 million, to $1.1 million for the three months ended July 30, 2016, compared to $1.0 million for the three months ended August 1, 2015.

Gross Profit.  The Other segment gross profit was a loss of $1.0 million for both the three months ended July 30, 2016, and for the three months ended August 1, 2015.

Selling and Administrative Expenses.  Selling and administrative expenses remained constant at $1.3 million for both the three months ended July 30, 2016 and the three months ended August 1, 2015.

Loss From Operations  The Other segment loss from operations remained constant at $2.3 million for both the three months ended July 30, 2016 and for the three months ended August 1, 2015.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $249.3 million of cash and cash equivalents as of July 30, 2016, $237.1 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $2.1 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

We are party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions, which has a maturity of September 21, 2017. The credit facility is in the aggregate principal amount of $100.0 million, with an option to increase the principal amount by an additional $50.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Amended and Restated Credit Agreement is guaranteed by certain of our U.S. subsidiaries. At July 30, 2016, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first three months of fiscal 2017, we had no borrowings and payments of $3.3 million, which includes interest of $0.3 million, under this credit facility. As of July 30, 2016, there were outstanding balances against the credit facility of $54.0 million.  There was $46.0 million available to borrow under the credit facility as of July 30, 2016, which does not include the option to increase the principal amount.

Cash Flow - Operating Activities

Net cash provided by operating activities increased $15.4 million to $34.4 million for the first three months of fiscal 2017, compared to $19.0 million for the first three months of fiscal 2016, primarily due to the increased cash generated from the changes in operating assets and liabilities of $14.9 million and the increased non-cash add-back of $3.2 million for stock award amortization expense, partially offset with a decrease in net income of $2.3 million. The net changes in assets and liabilities resulted in the cash generation of $3.8 million in the first quarter of fiscal 2017, compared to cash use of of $11.1 million in the first quarter of fiscal 2016. The cash generation in the first quarter of fiscal 2017 was primarily driven by the timing of receivable collections, partially offset with increased cash payments for bonuses.

Cash Flow - Investing Activities

Net cash used in investing activities decreased by $1.7 million due to purchases of property, plant and equipment of $4.2 million for the first three months of fiscal 2017, compared to $5.9 million for the first three months of fiscal 2016.

Cash Flow - Financing Activities

Net cash used by financing activities decreased $4.2 million to $5.4 million in the first quarter of fiscal 2017, compared to $9.6 million for the first quarter of fiscal 2016.  During the first quarter of both fiscal 2017 and fiscal 2016, the Company had repayment of borrowings against the credit facility of $3.0 million. We paid dividends of $3.3 million and $3.5 million in the first quarter of fiscal 2017 and fiscal 2016, respectively. The first quarter of fiscal 2017 and fiscal 2016 includes $0.3 million and $6.9 million, respectively, of taxes paid related to net share settlement of equity awards. There were proceeds from the exercise of stock options of $0.9 million in the first quarter of fiscal 2017. The first quarter of fiscal 2017 and the first quarter of fiscal 2016 includes $0.3 million and $3.8 million, respectively, of excess tax benefit on equity shares issued and on stock options exercised during the first quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $9.0 million as of July 30, 2016 and $8.7 million as of April 30, 2016.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $36.4 million at July 30, 2016 and $35.3 million at April 30, 2016.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $54.0 million of net borrowings at July 30, 2016, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2017 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 6.          Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File
10.1	Change in Control Agreement dated July 25, 2016 between Methode Electronics, Inc. and John R. Hrudicka.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ John R. Hrudicka
John R. Hrudicka
Chief Financial Officer
(principal financial officer)

Dated:	September 1, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File
10.1	Change in Control Agreement dated July 25, 2016 between Methode Electronics, Inc. and John R. Hrudicka.