Form 10-Q
period 2016-10-29
METHODE ELECTRONICS INC
filed 2016-12-08
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 29, 2016

or

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

At December 6, 2016, registrant had 36,743,638 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 29, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	October 29, 2016	April 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249.6	$227.8
Accounts receivable, net	172.0	175.5
Inventories:
Finished products	11.6	11.9
Work in process	7.3	9.6
Materials	41.7	44.7
	60.6	66.2
Deferred income taxes	—	11.8
Prepaid expenses and other current assets	14.9	14.9
TOTAL CURRENT ASSETS	497.1	496.2
PROPERTY, PLANT AND EQUIPMENT	326.6	325.9
Less allowances for depreciation	237.8	232.9
	88.8	93.0
GOODWILL	1.6	1.7
INTANGIBLE ASSETS, net	7.8	8.9
PRE-PRODUCTION COSTS	16.0	9.5
DEFERRED INCOME TAXES	36.3	27.7
OTHER ASSETS	18.9	18.9
	80.6	66.7
TOTAL ASSETS	$666.5	$655.9
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$75.9	$68.2
Other current liabilities	38.0	49.7
TOTAL CURRENT LIABILITIES	113.9	117.9
LONG-TERM DEBT	49.0	57.0
OTHER LIABILITIES	2.4	2.9
DEFERRED COMPENSATION	8.4	8.0
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,090,262 and 38,181,985 shares issued as of October 29, 2016 and April 30, 2016, respectively	19.0	19.1
Additional paid-in capital	121.2	112.3
Accumulated other comprehensive income	(23.1)	(8.4)
Treasury stock, 1,346,624 shares as of October 29, 2016 and April 30, 2016	(11.5)	(11.5)
Retained earnings	387.2	358.6
TOTAL EQUITY	492.8	470.1
TOTAL LIABILITIES AND EQUITY	$666.5	$655.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net sales	$209.3	$208.4	$401.1	$411.7

Cost of products sold	153.7	157.5	291.5	307.2

Gross profit	55.6	50.9	109.6	104.5

Selling and administrative expenses	26.5	24.5	54.0	47.6

Income from operations	29.1	26.4	55.6	56.9

Interest income, net	(0.1)	(0.3)	(0.1)	(0.5)
Other income, net	(1.9)	(0.2)	(1.9)	(0.5)

Income before income taxes	31.1	26.9	57.6	57.9

Income tax expense	6.2	5.7	11.7	13.1

NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$24.9	$21.2	$45.9	$44.8

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.66	$0.55	$1.23	$1.15
Diluted	$0.66	$0.54	$1.23	$1.15
Cash dividends:
Common stock	$0.09	$0.09	$0.18	$0.18
Weighted average number of Common Shares outstanding:
Basic	37,353,423	38,972,930	37,337,985	38,913,836
Diluted	37,541,250	39,077,839	37,494,219	39,031,424

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net income	$24.9	$21.2	$45.9	$44.8

Foreign currency translation adjustment	(8.0)	(2.0)	(14.7)	(8.1)
Comprehensive income attributable to Methode Electronics, Inc.	$16.9	$19.2	$31.2	$36.7

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	October 29, 2016	October 31, 2015
OPERATING ACTIVITIES
Net income	$45.9	$44.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	10.5	10.8
Amortization of intangibles	1.2	1.2
Amortization of stock awards and stock options	7.0	2.2
Changes in operating assets and liabilities	(1.0)	(9.9)
Other	0.1	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	63.7	49.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9.5)	(9.5)
NET CASH USED IN INVESTING ACTIVITIES	(9.5)	(9.5)

FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(1.1)	(7.6)
Purchase of common stock	(9.8)	(22.8)
Proceeds from exercise of stock options	1.5	0.4
Tax benefit from stock option exercises	0.5	4.0
Cash dividends	(6.6)	(6.9)
Proceeds from borrowings	—	25.0
Repayment of borrowings	(8.0)	(8.0)
NET CASH USED IN FINANCING ACTIVITIES	(23.5)	(15.9)

Effect of foreign currency exchange rate changes on cash	(8.9)	(5.2)

INCREASE IN CASH AND CASH EQUIVALENTS	21.8	18.5
Cash and cash equivalents at beginning of period	227.8	168.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249.6	$186.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of October 29, 2016 and results of operations for the three months and six months ended October 29, 2016 and October 31, 2015 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 30, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 30, 2016, filed with the SEC on June 23, 2016.  Results may vary from quarter to quarter for reasons other than seasonality.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. The ASU is effective for public entities for fiscal years beginning after December 15, 2017, which is our fiscal 2019, beginning on April 29, 2018. Early adoption is permitted. The amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiples provisions intended to simplify various aspects of the accounting for share-based payments. The amendments in this update are effective for annual periods beginning after December 15, 2016, which is our fiscal 2018, which will begin on April 30, 2017. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 Leases, ASC 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognize based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 28, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, which is our fiscal 2019, beginning on April 29, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the balance sheet classification of deferred taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance was applied prospectively at the beginning of our current fiscal year which began on May 1, 2016. Prior period information was not adjusted. The adoption of this standard in fiscal 2017 did not have an impact on our consolidated financial statements.

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

3.             GOODWILL AND INTANGIBLE ASSETS

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with ASC No. 350, Intangibles — Goodwill and Others.  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following table shows the roll-forward of goodwill in the financial statements as of October 29, 2016:

	As of October 29, 2016

		Power
	Interface	Products	Total
Balance as of April 30, 2016	$0.7	$1.0	$1.7
Foreign currency translation	(0.1)	—	(0.1)
Balance as of October 29, 2016	$0.6	$1.0	$1.6

The following tables present details of the Company’s intangible assets:

	As of October 29, 2016
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.4	$0.9	7.3
Trade names, patents and technology licenses	25.8	18.9	6.9	1.9
Covenants not to compete	0.1	0.1	—	0.9
Total	$42.2	$34.4	$7.8

	As of April 30, 2016
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.3	$1.0	7.8
Trade names, patents and technology licenses	25.8	17.9	7.9	2.4
Covenants not to compete	0.1	0.1	—	1.4
Total	$42.2	$33.3	$8.9

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2017	$2.3
2018	$2.2
2019	$2.1
2020	$0.2
2021	$0.1

As of October 29, 2016 and April 30, 2016, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

4.             INCOME TAXES

The Company recognized an income tax provision of $6.2 million and $5.7 million for the three months ended October 29, 2016 and October 31, 2015, respectively. The Company's effective tax rate was 19.9% and 21.2% for the three months ended October 29, 2016 and October 31, 2015, respectively. The Company recognized an income tax provision of $11.7 million and $13.1 million for the six months ended October 29, 2016 and October 31, 2015, respectively. The Company's effective tax rate was 20.2% and 22.7% for the six months ended October 29, 2016 and October 31, 2015, respectively. The income tax provision for both the three months and six months ended October 29, 2016 and October 31, 2015 is lower than the U.S. statutory rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

5.             COMMON STOCK AND STOCK-BASED COMPENSATION

In fiscal 2016, the Compensation Committee of the Board of Directors authorized a new long-term incentive program for key employees consisting of performance-based Restricted Stock Awards (“RSAs”) and time-based Restricted Stock Units (“RSUs”). In the first quarter of fiscal 2017, the Compensation Committee awarded RSAs and RSUs to our new Chief Financial Officer under the long-term incentive program. He is eligible to earn 24,000 RSA shares at threshold performance, 48,000 shares at target performance and 72,000 shares for maximum performance. In addition, he was awarded 32,000 RSUs.

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

At the target level of performance, the expected expense for the RSAs over the five-year period will be $24.8 million. During the three months and six months ended October 29, 2016, the Company recorded $1.7 million and $3.0 million, respectively, in compensation expense related to the RSA's. During the three months and six months ended October 31, 2015, the Company recorded $0.4 million in compensation expense related to the RSA's.

As of October 29, 2016, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that exceeding the target is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable the Company will meet the target for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.

The Company also granted 608,000 RSU's to key employees. The RSU’s are subject to a five-year vesting period, with 30% vesting on each of April 28, 2018 and April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSU's is expected to be $18.5 million through 2020. During the three months and six months ended October 29, 2016, the Company recorded $1.6 million and $2.8 million, respectively, of compensation expense related to the RSU's. During the three months and six months ended October 31, 2015, the Company recorded $0.4 million in compensation expense related to the RSU's.

During the first quarter of fiscal 2017, the Company issued 27,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $1.0 million of compensation expense related to these shares during the six months ended October 29, 2016.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator - net income attributable to Methode Electronics, Inc.	$24.9	$21.2	$45.9	$44.8
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	37,353,423	38,972,930	37,337,985	38,913,836
Dilutive potential common shares-employee stock options, restricted stock awards and restricted stock units	187,827	104,909	156,234	117,588
Denominator for diluted net income per share	37,541,250	39,077,839	37,494,219	39,031,424

Net income per share:
Basic	$0.66	$0.55	$1.23	$1.15
Diluted	$0.66	$0.54	$1.23	$1.15

For the three months and six months ended October 29, 2016, options to purchase 138,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. For the three months and six months ended October 31, 2015, options to purchase 158,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. RSAs for 822,000 shares have been excluded in the computation of diluted net income per share for both the three months and six months ended October 29, 2016, as these awards are contingent on the Company's full year performance in fiscal 2020.

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

	Three Months Ended October 29, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$166.6	$33.0	$12.5	$1.6	$(4.4)	$209.3
Transfers between segments	(2.4)	(0.5)	—	(1.5)	4.4	—
Net sales to unaffiliated customers	$164.2	$32.5	$12.5	$0.1	$—	$209.3

Income (loss) from operations	$38.4	$(0.4)	$2.1	$(2.3)	$(8.7)	$29.1
Interest income, net						(0.1)
Other income, net						(1.9)
Income before income taxes						$31.1

	Three Months Ended October 31, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$163.1	$36.0	$11.8	$—	$(2.5)	$208.4
Transfers between segments	(2.3)	(0.2)	—	—	2.5	—
Net sales to unaffiliated customers	$160.8	$35.8	$11.8	$—	$—	$208.4

Income/(loss) from operations	$35.1	$1.4	$0.5	$(1.9)	$(8.7)	$26.4
Interest income, net						(0.3)
Other income, net						(0.2)
Income before income taxes						$26.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	Six Months Ended October 29, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$315.3	$65.9	$24.6	$2.0	$(6.7)	$401.1
Transfers between segments	(4.0)	(0.7)	(0.1)	(1.9)	6.7	—
Net sales to unaffiliated customers	$311.3	$65.2	$24.5	$0.1	$—	$401.1

Income/(loss) from operations	$74.5	$(1.3)	$4.5	$(4.7)	$(17.4)	$55.6
Interest income, net						(0.1)
Other income, net						(1.9)
Income before income taxes						$57.6

	Six Months Ended October 31, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$317.9	$70.1	$28.3	$0.1	$(4.7)	$411.7
Transfers between segments	(4.1)	(0.5)	—	(0.1)	4.7	—
Net sales to unaffiliated customers	$313.8	$69.6	$28.3	$—	$—	$411.7

Income/(loss) from operations	$71.1	$2.1	$3.5	$(4.1)	$(15.7)	$56.9
Interest income, net						(0.5)
Other income, net						(0.5)
Income before income taxes						$57.9

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of October 29, 2016, the matter remains in the discovery stage.

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $16.0 million and $9.5 million as of October 29, 2016 and April 30, 2016, respectively, of pre-production

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $6.8 million and $8.0 million as of October 29, 2016 and April 30, 2016, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

10.          DEBT AND CREDIT AGREEMENT

During the period ended October 29, 2016, we were party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions. On November 18, 2016, the Company replaced the Amended and Restated Credit Agreement with a new Credit Agreement. See Note 11 for more information. At October 29, 2016, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first six months of fiscal 2017, we had no borrowings and payments of $8.6 million, which includes interest of $0.6 million, under this credit facility. As of October 29, 2016, there were outstanding balances against the credit facility of $49.0 million.  We believe the fair value approximates the carrying amount as of October 29, 2016.

11.          SUBSEQUENT EVENT

On November 18, 2016, the Company replaced its Amended and Restated Credit Agreement with a new Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”).  In connection with the execution of the Credit Agreement, the Amended and Restated Credit Agreement dated as of February 25, 2011 by and among the Company, Bank of America, N.A., as administrative agent, and certain other financial institutions was terminated.

The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions.

The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

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

•
Any attempt by President-elect Trump to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 30, 2016 and Part II - Item 1A of the Form 10-Q for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.

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

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company purchased 280,168 of outstanding common stock for $9.8 million in the first half of fiscal 2017, for a total of 2,277,466 shares of outstanding common stock for $71.8 million, under the plan. The program may be suspended or terminated at any time.

Hetronic Litigation Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of October 29, 2016, the matter remains in the discovery stage.

We incurred Hetronic related legal fees of $2.8 million and $2.7 million in the second quarter of fiscal 2017 and the second quarter of fiscal 2016, respectively. In addition, we incurred Hetronic related legal fees of $6.6 million and $4.1 million in the first half of fiscal 2017 and the first half of fiscal 2016, respectively. We incurred total fiscal year Hetronic related legal fees of $9.9 million and $3.1 million in fiscal 2016 and fiscal 2015, respectively. These amounts are included in the selling and administrative expenses in the Interface segment.

Results of Operations for the Three Months Ended October 29, 2016 as Compared to the Three Months Ended October 31, 2015

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$209.3	$208.4	$0.9	0.4%

Cost of products sold	153.7	157.5	(3.8)	(2.4)%

Gross profit	55.6	50.9	4.7	9.2%

Selling and administrative expenses	26.5	24.5	2.0	8.2%
Interest income, net	(0.1)	(0.3)	0.2	(66.7)%
Other income, net	(1.9)	(0.2)	(1.7)	850.0%
Income tax expense	6.2	5.7	0.5	8.8%
Net income attributable to Methode Electronics, Inc.	$24.9	$21.2	$3.7	17.5%

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	73.4%	75.6%
Gross margins	26.6%	24.4%
Selling and administrative expenses	12.7%	11.8%
Interest income, net	—%	(0.1)%
Other income, net	(0.9)%	(0.1)%
Income tax expense	3.0%	2.7%
Net income attributable to Methode Electronics, Inc.	11.9%	10.2%

Net Sales.  Consolidated net sales increased $0.9 million, or 0.4%, to $209.3 million for the three months ended October 29, 2016, from $208.4 million for the three months ended October 31, 2015.  The Automotive segment net sales increased $3.4 million, or 2.1%, to $164.2 million for the second quarter of fiscal 2017, from $160.8 million for the second quarter of fiscal 2016. The Interface segment net sales decreased $3.3 million, or 9.2%, to $32.5 million for the second quarter of fiscal 2017, compared to $35.8 million for the second quarter of fiscal 2016 and the Power Products segment net sales increased $0.7 million, or 5.9%, to $12.5 million for the second quarter of fiscal 2017, compared to $11.8 million for the second quarter of fiscal 2016.  Translation of foreign operations net sales for the three months ended October 29, 2016 decreased reported net sales by $0.7 million, or 0.3%, due to average currency rate fluctuations in the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan.

Cost of Products Sold.  Consolidated cost of products sold decreased $3.8 million, or 2.4%, to $153.7 million for the three months ended October 29, 2016, compared to $157.5 million for the three months ended October 31, 2015.  Consolidated cost of products sold as a percentage of net sales was 73.4% for the second quarter of fiscal 2017, compared to 75.6% for the second quarter of fiscal 2016.  The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. The Interface segment was impacted by an unfavorable sales mix of data solutions products. The Power Products segment experienced favorable cost of goods sold as a percentage of sales due to implemented overhead cost reductions in the U.S. and China.

Gross Profit.  Consolidated gross profit increased $4.7 million, or 9.2%, to $55.6 million for the three months ended October 29, 2016, as compared to $50.9 million for the three months ended October 31, 2015.  Gross margins as a percentage of net sales increased to 26.6% for the three months ended October 29, 2016, compared to 24.4% for the three months ended October 31, 2015.  The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. The Interface segment was impacted by an unfavorable sales mix of data solutions products. The Power Products segment experienced favorable gross margins as a percentage of sales due to implemented overhead cost reductions in the U.S. and China.

Selling and Administrative Expenses.  Selling and administrative expenses increased by $2.0 million, or 8.2%, to $26.5 million for the three months ended October 29, 2016, compared to $24.5 million for the three months ended October 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 12.7% for the three months ended October 29, 2016 from 11.8% for the three months ended October 31, 2015. In the second quarter of fiscal 2017, expenses increased for stock award amortization expense by $1.5 million, bonus expense by $0.9 million and legal and other professional fees by $0.3 million, partially offset by lower travel expenses of $0.7 million. The second quarter of fiscal 2016 benefitted by $0.8 million of bonus reversals due to certain operational units not meeting business targets.

Interest Income, Net.  Interest income, net decreased $0.2 million, or 66.7%, to $0.1 million for the three months ended October 29, 2016, compared to $0.3 million for the three months ended October 31, 2015. The decrease primarily relates to increased debt levels.

Other Income, Net. Other income, net increased $1.7 million, or 850.0%, to $1.9 million for the three months ended October 29, 2016, compared to $0.2 million for the three months ended October 31, 2015. The second quarter of fiscal 2017 includes $1.5 million for an international government grant for maintaining certain employment levels during the period. All other amounts for both the second quarter of fiscal 2017 and the second quarter of fiscal 2016 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $0.5 million, or 8.8%, to $6.2 million for the three months ended October 29, 2016, compared to $5.7 million for the three months ended October 31, 2015.  The Company's effective tax rate decreased to 19.9% in the second quarter of fiscal 2017, compared to 21.2% in the second quarter quarter of fiscal 2016. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $3.7 million, or 17.5%, to $24.9 million for the three months ended October 29, 2016, compared to $21.2 million for the three months ended October 31, 2015, primarily due to favorable commodity pricing of raw materials and the favorable currency impact on material purchases and labor costs, an international government grant, higher sales volumes and lower travel expenses. Net income was negatively impacted by higher stock award amortization, bonus and income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$164.2	$160.8	$3.4	2.1%

Cost of products sold	117.2	117.6	(0.4)	(0.3)%

Gross profit	47.0	43.2	3.8	8.8%

Selling and administrative expenses	8.6	8.1	0.5	6.2%

Income from operations	$38.4	$35.1	$3.3	9.4%

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	71.4%	73.1%
Gross margins	28.6%	26.9%
Selling and administrative expenses	5.2%	5.0%
Income from operations	23.4%	21.8%

Net Sales.  Automotive segment net sales increased $3.4 million, or 2.1%, to $164.2 million for the three months ended October 29, 2016, from $160.8 million for the three months ended October 31, 2015.  Net sales increased in North America by $5.7 million, or 6.2%, to $98.3 million in the second quarter of fiscal 2017, compared to $92.6 million in the second quarter of fiscal 2016. Sales volumes increased for both our GM Center Console program (with the launch of new platforms in late fiscal 2016), and for transmission lead-frame assemblies. Sales volumes decreased for the Ford Center Console program. North American sales were negatively impacted by pricing concessions on certain products. Net sales decreased in Europe by $3.8 million, or 9.1%, to $38.0 million in the second quarter of fiscal 2017, compared to $41.8 million in the second quarter of fiscal 2016, primarily due to decreased sales of customer funded tooling and design and development services. These decreases were partially offset by higher sales volumes for certain Integrated Center Panels, ignition and steering wheel switch products. Net sales in Asia increased $1.5 million, or 5.7%, to $27.9 million in the second quarter of fiscal 2017, compared to $26.4 million in the second quarter of fiscal 2016, primarily due to higher sales volumes of our transmission lead-frame assemblies, interior dome lights and switch assemblies, partially offset with lower sales volumes of brake switch assemblies and steering angle sensor products. The Asia net sales for the second quarter of fiscal 2017 were negatively impacted due to unfavorable currency rate fluctuations. Translation of foreign operations net sales for the three months ended October 29, 2016 decreased reported net sales by $0.7 million, or 0.4%, due to average currency rates in the second quarter of fiscal 2017, compared to the average currency rates in the second quarter of fiscal 2016, primarily due to the strengthening of the U.S. dollar as compared to the Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold decreased $0.4 million, or 0.3%, to $117.2 million for the three months ended October 29, 2016, compared to $117.6 million for the three months ended October 31, 2015.  The Automotive segment cost of products sold as a percentage of net sales decreased to 71.4% in the second quarter of fiscal 2017, compared to 73.1% in the second quarter of fiscal 2016.  The decrease is substantially due to favorable commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China.

Gross Profit.  Automotive segment gross profit increased $3.8 million, or 8.8%, to $47.0 million for the three months ended October 29, 2016, as compared to $43.2 million for the three months ended October 31, 2015.  The Automotive segment gross margins as a percentage of net sales increased to 28.6% for the three months ended October 29, 2016, as compared to

26.9% for the three months ended October 31, 2015.  The increase is substantially due to favorable commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.5 million, or 6.2%, to $8.6 million for the three months ended October 29, 2016, as compared to $8.1 million for the three months ended October 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 5.2% for the three months ended October 29, 2016 from 5.0% for the three months ended October 31, 2015, due to higher stock award amortization and bonus expenses, partially offset with lower travel and general administrative expenses.

Income from Operations.  Automotive segment income from operations increased $3.3 million, or 9.4%, to $38.4 million for the three months ended October 29, 2016, compared to $35.1 million for the three months ended October 31, 2015. Income from operations for the second quarter of fiscal 2017 increased due to higher sales volumes, favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations and lower travel and general administrative expenses, partially offset with higher stock award amortization and bonus expenses.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$32.5	$35.8	$(3.3)	(9.2)%

Cost of products sold	26.3	26.4	(0.1)	(0.4)%

Gross profit	6.2	9.4	(3.2)	(34.0)%

Selling and administrative expenses	6.6	8.0	(1.4)	(17.5)%

Income/(loss) from operations	$(0.4)	$1.4	$(1.8)	(128.6)%

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	80.9%	73.7%
Gross margins	19.1%	26.3%
Selling and administrative expenses	20.3%	22.3%
Income/(loss) from operations	(1.2)%	3.9%

Net Sales.  Interface segment net sales decreased $3.3 million, or 9.2%, to $32.5 million for the three months ended October 29, 2016, from $35.8 million for the three months ended October 31, 2015.  Net sales decreased in North America by $3.4 million, or 11.5%, to $26.2 million in the second quarter of fiscal 2017, compared to $29.6 million in the second quarter of fiscal 2016, primarily due to lower sales volumes of data solutions, radio remote controls and appliance products. Net sales in Europe increased $0.4 million, or 7.7%, to $5.6 million in the second quarter of fiscal 2017, compared to $5.2 million in the second quarter of fiscal 2016, primarily due to higher radio remote control and data solutions sales volumes. Net sales in Asia decreased $0.3 million, or 30.0%, to $0.7 million in the second quarter of fiscal 2017, compared to $1.0 million in the second quarter of fiscal 2016, primarily due to lower sales volumes of legacy products.

Cost of Products Sold.  Interface segment cost of products sold decreased $0.1 million, or 0.4%, to $26.3 million for the three months ended October 29, 2016, compared to $26.4 million for the three months ended October 31, 2015.  Interface segment cost of products sold as a percentage of net sales increased to 80.9% for the three months ended October 29, 2016, compared to 73.7% for the three months ended October 31, 2015.  The increase is primarily due to lower sales volumes, specifically data solutions products. The increase was partially offset by favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico.

Gross Profit.  Interface segment gross profit decreased $3.2 million, or 34.0%, to $6.2 million for the three months ended October 29, 2016, compared to $9.4 million for the three months ended October 31, 2015.  Gross margins as a percentage of net sales decreased to 19.1% for the three months ended October 29, 2016, compared to 26.3% for the three months ended October 31, 2015.  The decrease is primarily due to lower sales volumes, specifically data solutions products. The decrease was partially offset by favorable commodity pricing of raw materials and favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.4 million, or 17.5%, to $6.6 million for the three months ended October 29, 2016, compared to $8.0 million for the three months ended October 31, 2015.  Selling and administrative expenses as a percentage of net sales decreased to 20.3% for the three months ended October 29, 2016, from 22.3% for the three months ended October 31, 2015. The decrease in selling and administrative expenses is due primarily to lower bonus, commission, travel, advertising and general expenses, partially offset with higher stock award amortization expenses.

Income/(Loss) from Operations.  Interface segment income/(loss) from operations decreased $1.8 million, or 128.6%, to a loss of $0.4 million for the three months ended October 29, 2016, compared to income of $1.4 million for the three months ended October 31, 2015, primarily due to lower sales volumes and higher stock award amortization expenses, partially offset with favorable commodity pricing of raw materials and the currency impact of labor expenses, lower bonus, commission, travel, advertising and general expenses.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$12.5	$11.8	$0.7	5.9%

Cost of products sold	9.5	10.7	(1.2)	(11.2)%

Gross profit	3.0	1.1	1.9	172.7%

Selling and administrative expenses	0.9	0.6	0.3	50.0%

Income from operations	$2.1	$0.5	$1.6	320.0%

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	76.0%	90.7%
Gross margins	24.0%	9.3%
Selling and administrative expenses	7.2%	5.1%
Income from operations	16.8%	4.2%

Net Sales.  Power Products segment net sales increased $0.7 million, or 5.9%, to $12.5 million for the three months ended October 29, 2016, compared to $11.8 million for the three months ended October 31, 2015.  Net sales decreased in North America by $1.0 million, or 14.9%, to $5.7 million in the second quarter of fiscal 2017, compared to $6.7 million in the second quarter of fiscal 2016, primarily due to lower sales volumes of PowerRail® and other busbar products. Net sales in Europe increased slightly by $0.1 million, or 9.1%, to $1.2 million in the second quarter of fiscal 2017, compared to $1.1 million in the second quarter of fiscal 2016. Net sales in Asia increased $1.6 million, or 40.0%, to $5.6 million in the second quarter of fiscal

2017, compared to $4.0 million in the second quarter of fiscal 2016, primarily due to higher sales volumes of PowerRail® and other busbar products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $1.2 million, or 11.2%, to $9.5 million for the three months ended October 29, 2016, compared to $10.7 million for the three months ended October 31, 2015.  The Power Products segment cost of products sold as a percentage of net sales decreased to 76.0% for the three months ended October 29, 2016, from 90.7% for the three months ended October 31, 2015.  The decrease primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Gross Profit.  Power Products segment gross profit increased $1.9 million, or 172.7%, to $3.0 million in the second quarter of fiscal 2017, compared to $1.1 million in the second quarter of fiscal 2016.  Gross margins as a percentage of net sales increased to 24.0% for the three months ended October 29, 2016 from 9.3% for the three months ended October 31, 2015. The increase primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 50.0%, to $0.9 million for the three months ended October 29, 2016, compared to $0.6 million for the three months ended October 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 7.2% for the three months ended October 29, 2016 from 5.1% for the three months ended October 31, 2015. Selling and administrative expenses increased primarily due to higher bonus expenses due to the second quarter of fiscal 2016 benefiting from bonus reversals related to certain operational units not meeting business targets.

Income From Operations.  Power Products segment income from operations increased $1.6 million, or 320.0%, to $2.1 million for the three months ended October 29, 2016, compared to $0.5 million for the three months ended October 31, 2015, due to overhead cost reductions, favorable currency impact of material purchases, higher sales volumes, partially offset with higher bonus expenses.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change
Net sales	$0.1	$—	$0.1

Cost of products sold	1.1	1.1	—

Gross profit	(1.0)	(1.1)	0.1

Selling and administrative expenses	1.3	0.8	0.5

Loss from operations	$(2.3)	$(1.9)	$(0.4)

Net Sales.  The operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the second quarter of fiscal 2017 and in the first quarter of fiscal 2016 due to newly launched products.

Cost of Products Sold.  Other segment cost of products sold was $1.1 million for both the three months ended October 29, 2016 and the three months ended October 31, 2015.

Gross Profit.  The Other segment gross profit was a loss of $1.0 million and $1.1 million for the three months ended October 29, 2016 and for the three months ended October 31, 2015, respectively.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.5 million, to $1.3 million for the three months ended October 29, 2016, compared to $0.8 million for the three months ended October 31, 2015. The increase primarily is due to higher outside professional fees and marketing expenses related to new product introductions.

Loss From Operations  The Other segment loss from operations increased $0.4 million, to $2.3 million for the three months ended October 29, 2016, compared to $1.9 million for the three months ended October 31, 2015. The increased loss relates to higher outside professional fees and marketing expenses in the second quarter of fiscal 2017.

Results of Operations for the Six Months Ended October 29, 2016 as Compared to the Six Months Ended October 31, 2015

Consolidated Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$401.1	$411.7	$(10.6)	(2.6)%

Cost of products sold	291.5	307.2	(15.7)	(5.1)%

Gross profit	109.6	104.5	5.1	4.9%

Selling and administrative expenses	54.0	47.6	6.4	13.4%
Interest income, net	(0.1)	(0.5)	0.4	(80.0)%
Other income, net	(1.9)	(0.5)	(1.4)	280.0%
Income tax expense	11.7	13.1	(1.4)	(10.7)%
Net income attributable to Methode Electronics, Inc.	$45.9	$44.8	$1.1	2.5%

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	72.7%	74.6%
Gross margins	27.3%	25.4%
Selling and administrative expenses	13.5%	11.6%
Interest income, net	—%	(0.1)%
Other income, net	(0.5)%	(0.1)%
Income tax expense	2.9%	3.2%
Net income attributable to Methode Electronics, Inc.	11.4%	10.9%

Net Sales.  Consolidated net sales decreased $10.6 million, or 2.6%, to $401.1 million for the six months ended October 29, 2016, from $411.7 million for the six months ended October 31, 2015.  The Automotive segment net sales decreased $2.5 million, or 0.8%, to $311.3 million for the first half of fiscal 2017, from $313.8 million for the first half of fiscal 2016.  The Interface segment net sales decreased $4.4 million, or 6.3%, to $65.2 million for the first half of fiscal 2017, compared to $69.6 million for the first half of fiscal 2016 and the Power Products segment net sales decreased $3.8 million, or 13.4%, to $24.5 million for the first half of fiscal 2017, compared to $28.3 million for the first half of fiscal 2016. Translation of foreign operations net sales for the first half of fiscal 2017 decreased net sales by $1.4 million, or 0.3%, compared to the average currency rates in the first half of fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan.

Cost of Products Sold.  Consolidated cost of products sold decreased $15.7 million, or 5.1%, to $291.5 million for the six months ended October 29, 2016, compared to $307.2 million for the six months ended October 31, 2015.  Consolidated cost of products sold as a percentage of net sales decreased to 72.7% for the first half of fiscal 2017, compared to 74.6% for the first half of fiscal 2016.  The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. The Automotive segment was favorably impacted by both commodity pricing adjustments of $1.0 million and $1.0 million for the reversal of accruals related to customer commercial issues resolved during the first half of fiscal 2017. In the first half of fiscal 2016, the Interface segment experienced additional costs of $1.0 million and inefficiencies related to the move of the radio remote control operation from the Philippines to Egypt. The Power Products segment experienced favorable cost of goods sold as a percentage of sales primarily due to implemented overhead cost reductions in the U.S. and China.

Gross Profit.  Consolidated gross profit increased $5.1 million, or 4.9%, to $109.6 million for the six months ended October 29, 2016, as compared to $104.5 million for the six months ended October 31, 2015.  Gross margins as a percentage of net sales increased to 27.3% for the six months ended October 29, 2016, compared to 25.4% for the six months ended October 31, 2015.  The Automotive segment was favorably impacted by both commodity pricing adjustments of $1.0 million and $1.0 million for the reversal of accruals related to customer commercial issues resolved during the first half of fiscal 2017. The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. In the first half of fiscal 2016, the Interface segment experienced additional costs of $1.0 million and inefficiencies related to the move of the radio remote control operation from the Philippines to Egypt. The Power Products segment experienced favorable gross margins as a percentage of sales primarily due to implemented overhead cost reductions in the U.S. and China.

Selling and Administrative Expenses.  Selling and administrative expenses increased $6.4 million, or 13.4%, to $54.0 million for the six months ended October 29, 2016, compared to $47.6 million for the six months ended October 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 13.5% for the six months ended October 29, 2016 from 11.6% for the six months ended October 31, 2015. In the first half of fiscal 2017, expenses increased for stock award amortization expenses by $4.8 million legal and other professional fees by $3.1 million, partially offset by lower travel expenses of $1.3 million and lower bonus expenses of $0.2 million.

Interest Income, Net.  Interest income, net decreased $0.4 million, to $0.1 million for the six months ended October 29, 2016, compared to $0.5 million for the six months ended October 31, 2015. The decrease is primarily due to increased average debt levels during fiscal 2017 as compared to fiscal 2016.

Other Income, Net. Other income, net increased $1.4 million to $1.9 million for the six months ended October 29, 2016, compared to $0.5 million for the six months ended October 31, 2015. The first half of fiscal 2017 includes $1.5 million for an international government grant for maintaining certain employment levels during the period. All other amounts for both the first half of fiscal 2017 and the first first half of fiscal 2016 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $1.4 million, or 10.7%, to $11.7 million for the six months ended October 29, 2016, compared to $13.1 million for the six months ended October 31, 2015.  The Company's effective tax rate decreased to 20.2% in the first half of fiscal 2017, compared to 22.7% in the first half of fiscal 2016. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $1.1 million, or 2.5%, to $45.9 million for the six months ended October 29, 2016, compared to $44.8 million for the six months ended October 31, 2015, primarily due to the favorable impact of commodity pricing adjustments and resolved customer commercial issues, favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, an international government grant, lower travel and tax expenses. Net income was unfavorably impacted by lower sales volumes, higher stock award amortization expense and increased legal and professional fees.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$311.3	$313.8	$(2.5)	(0.8)%

Cost of products sold	219.9	226.6	(6.7)	(3.0)%

Gross profit	91.4	87.2	4.2	4.8%

Selling and administrative expenses	16.9	16.1	0.8	5.0%

Income from operations	$74.5	$71.1	$3.4	4.8%

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	70.6%	72.2%
Gross margins	29.4%	27.8%
Selling and administrative expenses	5.4%	5.1%
Income from operations	23.9%	22.7%

Net Sales.  Automotive segment net sales decreased $2.5 million, or 0.8%, to $311.3 million for the six months ended October 29, 2016, from $313.8 million for the six months ended October 31, 2015.  Net sales increased in North America by $6.0 million, or 3.3%, to $186.1 million for the first half of fiscal 2017, compared to $180.1 million for the first half of fiscal 2016. Sales volumes increased for both our GM Center Console program (with the launch of new platforms in late fiscal 2016), and for transmission lead-frame assemblies. Sales volumes decreased for the Ford Center Console program. North American sales were negatively impacted by pricing concessions on certain products. Net sales decreased in Europe by $7.6 million, or 9.4%, to $73.1 million in the first half of fiscal 2017, compared to $80.7 million in the first half of fiscal 2016, primarily due to decreased sales of customer funded tooling and design and development services. Europe experienced higher sales volumes of certain Integrated Center Panels, ignition and steering wheel switch products. Net sales in Asia decreased $0.9 million, or 1.7%, to $52.1 million in the first half of fiscal 2017, compared to $53.0 million in the first half of fiscal 2016, primarily due to lower sales volumes of our transmission lead-frame assemblies, partially offset with higher sales volumes of interior dome lights and brake switch assemblies. Translation of foreign operations net sales for the six months ended October 29, 2016 decreased reported net sales by $1.4 million, or 0.4%, in the first half of fiscal 2017, compared to the average currency rates in the first half of fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold decreased $6.7 million, or 3.0%, to $219.9 million for the six months ended October 29, 2016, from $226.6 million for the six months ended October 31, 2015.  The Automotive segment cost of products sold as a percentage of net sales decreased to 70.6% in the first half of fiscal 2017, compared to 72.2% in the first half of fiscal 2016.  The results for the first half of fiscal 2017 include $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. In addition, the decrease is due to favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China. The first half of fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods as a result of the U.S. signing into law in June 2015 to renew a trade program that retrospectively removes tariffs on imports from certain countries.

Gross Profit.  Automotive segment gross profit increased $4.2 million, or 4.8%, to $91.4 million for the six months ended October 29, 2016, as compared to $87.2 million for the six months ended October 31, 2015.  The Automotive segment gross margins as a percentage of net sales increased to 29.4% for the six months ended October 29, 2016, as compared to 27.8% for the six months ended October 31, 2015.  The gross profit for the first half of fiscal 2017 was favorably impacted by $1.0 million for commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. In addition, gross profit was favorably impacted due to favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China. The first half of fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods as a result of the U.S. signing into law in June 2015 to renew a trade program that retrospectively removes tariffs on imports from certain countries.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.8 million, or 5.0%, to $16.9 million for the six months ended October 29, 2016, compared to $16.1 million for the six months ended October 31, 2015.  Selling and administrative expenses as a percentage of net sales were 5.4% for the six months ended October 29, 2016 and 5.1% for the six months ended October 31, 2015. The increase in expenses in the first half of fiscal 2017 is primarily due to higher stock award amortization expense, partially offset with lower bonus and travel expenses.

Income from Operations.  Automotive segment income from operations increased $3.4 million, or 4.8%, to $74.5 million for the six months ended October 29, 2016, compared to $71.1 million for the six months ended October 31, 2015. The income from operations increased for the first half of fiscal 2017 due to commodity pricing adjustments and one-time reversal of accruals related to resolved customer commercial issues, favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations. In addition, lower bonus and travel expenses, were partially offset with lower sales volumes and higher stock award amortization expenses.

Interface Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)
("N/M" equals not meaningful)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$65.2	$69.6	$(4.4)	(6.3)%

Cost of products sold	51.4	53.1	(1.7)	(3.2)%

Gross profit	13.8	16.5	(2.7)	(16.4)%

Selling and administrative expenses	15.1	14.4	0.7	4.9%

Income/(loss) from operations	$(1.3)	$2.1	$(3.4)	N/M

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	78.8%	76.3%
Gross margins	21.2%	23.7%
Selling and administrative expenses	23.2%	20.7%
Income/(loss) from operations	(2.0)%	3.0%

Net Sales.  Interface segment net sales decreased $4.4 million, or 6.3%, to $65.2 million for the six months ended October 29, 2016, from $69.6 million for the six months ended October 31, 2015.  Net sales decreased in North America by $4.6 million, or 8.3%, to $51.1 million in the first half of fiscal 2017, compared to $55.7 million in the first half of fiscal 2016, primarily due to lower sales volumes of data solutions and appliance products. Net sales in Europe decreased $0.1 million, or 0.8%, to $12.2 million in the first half of fiscal 2017, compared to $12.3 million in the first half of fiscal 2016. Net sales in Asia increased $0.3 million, or 18.8%, to $1.9 million in the first half of fiscal 2017, compared to $1.6 million in the first half of fiscal 2016, primarily due to higher sales volumes of legacy products.

Cost of Products Sold.  Interface segment cost of products sold decreased $1.7 million, or 3.2%, to $51.4 million for the six months ended October 29, 2016, compared to $53.1 million for the six months ended October 31, 2015.  Interface segment cost of products sold as a percentage of net sales increased to 78.8% for the six months ended October 29, 2016, compared to 76.3% for the six months ended October 31, 2015.  The increase is primarily due to lower sales volumes, specifically data solutions products. The increase was partially offset by favorable commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico. In addition, the first half of fiscal 2016 was unfavorably impacted due to additional costs and inefficiencies experienced related to the move of the radio remote control operation from the Philippines to Egypt. The Company experienced moving costs, severance and redundant staffing of $1.0 million in addition to the manufacturing inefficiencies.

Gross Profit.  Interface segment gross profit decreased $2.7 million, or 16.4%, to $13.8 million for the six months ended October 29, 2016, compared to $16.5 million for the six months ended October 31, 2015.  Gross margins as a percentage of net sales decreased to 21.2% for the six months ended October 29, 2016, from 23.7% for the six months ended October 31, 2015.  The decrease is primarily due to lower sales volumes, specifically data solutions products. The decrease was partially offset by favorable commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico. Further, the first half of fiscal 2016 was unfavorable impacted due to moving costs, severance and redundant staffing related to the move from the Philippines to Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 4.9%, to $15.1 million for the six months ended October 29, 2016, compared to $14.4 million for the six months ended October 31, 2015.  Selling and administrative expenses as a percentage of net sales increased to 23.2% for the six months ended October 29, 2016, from 20.7% for the six months ended October 31, 2015. The increase in selling and administrative expenses is primarily due to increased legal fees, increased stock award amortization expenses, partially offset with lower compensation related expenses, travel and advertising expenses.

Income/(loss) from Operations.  Interface segment income/(loss) from operations decreased $3.4 million, to a loss of $1.3 million for the six months ended October 29, 2016, compared to income of $2.1 million for the six months ended October 31, 2015, primarily due to lower sales volumes and higher legal fees and stock award amortization expense, partially offset with favorable commodity pricing of raw materials and the currency impact of compensation related expenses, travel and advertising expenses.

Power Products Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$24.5	$28.3	$(3.8)	(13.4)%

Cost of products sold	18.1	23.1	(5.0)	(21.6)%

Gross profit	6.4	5.2	1.2	23.1%

Selling and administrative expenses	1.9	1.7	0.2	11.8%

Income from operations	$4.5	$3.5	$1.0	28.6%

Percent of sales:	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of products sold	73.9%	81.6%
Gross margins	26.1%	18.4%
Selling and administrative expenses	7.8%	6.0%
Income from operations	18.4%	12.4%

Net Sales.  Power Products segment net sales decreased $3.8 million, or 13.4%, to $24.5 million for the six months ended October 29, 2016, compared to $28.3 million for the six months ended October 31, 2015.  Net sales decreased in North America by $3.8 million, or 24.5%, to $11.7 million in the first half of fiscal 2017, compared to $15.5 million in the first half of fiscal 2016, primarily due to lower sales volumes of busbar products. Net sales in Europe decreased $0.9 million, or 27.3%, to $2.4 million in the first half of fiscal 2017, compared to $3.3 million in the first half of fiscal 2016, primarily due to lower sales of bypass switches, partially offset by higher sales volumes of busbar products. Net sales in Asia increased $0.9 million, or 9.5%, to $10.4 million in the first half of fiscal 2017, compared to $9.5 million in the first half of fiscal 2016, due to higher sales volumes of PowerRail® and other busbar products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $5.0 million, or 21.6%, to $18.1 million for the six months ended October 29, 2016, compared to $23.1 million for the six months ended October 31, 2015.  The Power Products segment cost of products sold as a percentage of net sales decreased to 73.9% for the six months ended October 29, 2016, from 81.6% for the six months ended October 31, 2015.  The decrease primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Gross Profit.  Power Products segment gross profit increased $1.2 million, or 23.1%, to $6.4 million in the first half of fiscal 2017, compared to $5.2 million in the first half of fiscal 2016.  Gross margins as a percentage of net sales increased to 26.1% for the six months ended October 29, 2016 from 18.4% for the six months ended October 31, 2015. The increase primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 11.8%, to $1.9 million for six months ended October 29, 2016, compared to $1.7 million for the six months ended October 31, 2015. Selling and administrative expenses as a percentage of net sales increased to 7.8% for the six months ended October 29, 2016 from 6.0% for the six months ended October 31, 2015, primarily due to higher bonus expenses due to the first half of fiscal 2016 benefiting from bonus reversals related to certain operational units not meeting business targets.

Income From Operations.  Power Products segment income from operations increased $1.0 million, or 28.6%, to $4.5 million for the six months ended October 29, 2016, compared to $3.5 million for the six months ended October 31, 2015, due to overhead cost reductions, the favorable currency impact of material purchases, partially offset with decreased sales volumes and higher bonus expenses.

Other Segment Results

Below is a table summarizing results for the six months ended:
($ in millions)

	October 29, 2016	October 31, 2015	Net Change	Net Change
Net sales	$0.1	$—	$0.1	—%

Cost of products sold	2.1	2.1	—	—%

Gross profit	(2.0)	(2.1)	0.1	(4.8)%

Selling and administrative expenses	2.7	2.0	0.7	35.0%

Loss from operations	$(4.7)	$(4.1)	$(0.6)	14.6%

Net Sales.  The operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the first half of fiscal 2017 and in the first half of fiscal 2016 due to newly launched products.

Cost of Products Sold.  Other segment cost of products sold was $2.1 million for both the six months ended October 29, 2016 and the six months ended October 31, 2015.

Gross Profit.  The Other segment gross profit was a loss of $2.0 million and $2.1 million for the six months ended October 29, 2016 and for the six months ended October 31, 2015, respectively.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.7 million, or 35.0%, to $2.7 million for the six months ended October 29, 2016, compared to $2.0 million for the six months ended October 31, 2015.  The increase primarily is due to higher outside professional fees and marketing expenses related to new product introductions.

Loss From Operations  The Other segment loss from operations increased $0.6 million to $4.7 million for the six months ended October 29, 2016, compared to $4.1 million for the six months ended October 31, 2015.  The increased loss relates to higher outside professional fees and marketing expenses during the first half of fiscal 2017.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $249.6 million of cash and cash equivalents as of October 29, 2016, $241.8 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $2.1 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

During the period ended October 29, 2016, we were party to an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain other financial institutions. On November 18, 2016, the Company replaced the Amended and Restated Credit Agreement with a new Credit Agreement. See Note 11 for more information. At October 29, 2016, the interest rate on the credit facility was 1.5% plus LIBOR and we were in compliance with the covenants of the agreement. During the first half of fiscal 2017, we had no borrowings and payments of $8.6 million, which includes interest of $0.6 million, under this credit facility. As of October 29, 2016, there were outstanding balances against the credit facility of $49.0 million.

Cash Flow - Operating Activities

Net cash provided by operating activities increased $14.6 million to $63.7 million for the first half of fiscal 2017, compared to $49.1 million for the first half of fiscal 2016, primarily due to the increased cash generated from the changes in operating assets and liabilities of $8.9 million and the increased non-cash add-back of $4.8 million for stock award amortization expense and an increase in net income of $1.1 million. The net changes in assets and liabilities resulted in the cash use of $1.0 million in the first half of fiscal 2017, compared to cash use of of $9.9 million in the first half of fiscal 2016. The cash use in the first half of fiscal 2017 was primarily driven by the timing of receivable collections for customer funded tooling, partially offset with reduction in inventory levels.

Cash Flow - Investing Activities

Net cash used in investing activities remained constant at $9.5 million for both the first half of fiscal 2017, and the first half of fiscal 2016, related to the purchase of property, plant and equipment.

Cash Flow - Financing Activities

Net cash used by financing activities increased $7.6 million to $23.5 million in the first half of fiscal 2017, compared to $15.9 million for the first half of fiscal 2016.  In September 2015, the board of directors authorized the repurchase of up to $100.0 million of the company outstanding stock through September 1, 2017. During the first half of fiscal 2017 and the first half of fiscal 2016, the Company repurchased $9.8 and $22.8 million, respectively, related to the plan. During the first half of fiscal 2017, the Company had repayment of borrowings against the credit facility of $8.0 million, and during the first half of fiscal 2016, the Company had net borrowings of $17.0 million. We paid dividends of $6.6 million and $6.9 million in the first half of fiscal 2017 and fiscal 2016, respectively. The first half of fiscal 2017 and the first half of fiscal 2016 includes $1.1 million and $7.6 million, respectively, of taxes paid related to net share settlement of equity awards. There were proceeds from the exercise of stock options of $1.5 million in the first half of fiscal 2017 and $0.4 million in the first half of fiscal 2016. The first half of fiscal 2017 and the first half of fiscal 2016 includes $0.5 million and $4.0 million, respectively, of excess tax benefit on equity shares issued and on stock options exercised during those periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $8.7 million as of October 29, 2016 and April 30, 2016.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $37.5 million at October 29, 2016 and $35.3 million at April 30, 2016.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $49.0 million of net borrowings at October 29, 2016, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2017 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1A. Risk Factors
Other than the supplemental risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 30, 2016.
Any attempt by President-elect Trump to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.
A significant portion of our business activities are conducted in foreign countries, including Mexico and China. During the election campaign, President-elect Trump made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what President-elect Trump would or would not do with respect to these international trade agreements. If President-elect Trump takes action to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Share Purchases		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or approximate dollar value) of remaining Shares that may be Purchased Under the Plans or Programs
August 31, 2016 though August 27, 2016	—		$—	—		$—
August 28, 2016 through October 1, 2016	280,168	(1)	$34.96	2,277,466	(1)	$ 28.2 million
October 2, 2016 through October 29, 2016	—		$—	—		$—

(1) In September 2015, the Company adopted a plan to repurchase up to $100.0 million of its common stock. The plan expires September 1, 2017.

Item 6.          Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ John R. Hrudicka
John R. Hrudicka
Chief Financial Officer
(principal financial officer)

Dated:	December 8, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File