Form 10-Q
period 2017-01-28
METHODE ELECTRONICS INC
filed 2017-03-02
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 28, 2017

or

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

At February 28, 2017, registrant had 36,787,301 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 28, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	As of	As of
	January 28, 2017	April 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$268.8	$227.8
Accounts receivable, net	153.8	175.5
Inventories:
Finished products	11.2	11.9
Work in process	9.7	9.6
Materials	41.1	44.7
	62.0	66.2
Deferred income taxes	—	11.8
Prepaid expenses and other current assets	14.5	14.9
TOTAL CURRENT ASSETS	499.1	496.2
PROPERTY, PLANT AND EQUIPMENT	327.6	325.9
Less allowances for depreciation	239.9	232.9
	87.7	93.0
GOODWILL	1.6	1.7
INTANGIBLE ASSETS, net	7.2	8.9
PRE-PRODUCTION COSTS	17.0	9.5
DEFERRED INCOME TAXES	35.8	27.7
OTHER ASSETS	18.6	18.9
	80.2	66.7
TOTAL ASSETS	$667.0	$655.9
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$67.7	$68.2
Other current liabilities	43.5	49.7
TOTAL CURRENT LIABILITIES	111.2	117.9
LONG-TERM DEBT	37.0	57.0
OTHER LIABILITIES	2.1	2.9
DEFERRED COMPENSATION	8.8	8.0
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,133,925 and 38,181,985 shares issued as of January 28, 2017 and April 30, 2016, respectively	19.1	19.1
Additional paid-in capital	125.2	112.3
Accumulated other comprehensive loss	(32.1)	(8.4)
Treasury stock, 1,346,624 shares as of January 28, 2017 and April 30, 2016	(11.5)	(11.5)
Retained earnings	407.2	358.6
TOTAL EQUITY	507.9	470.1
TOTAL LIABILITIES AND EQUITY	$667.0	$655.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net sales	$195.6	$184.6	$596.7	$596.3

Cost of products sold	142.2	137.0	433.7	444.2

Gross profit	53.4	47.6	163.0	152.1

Selling and administrative expenses	24.3	26.1	78.2	73.7

Income from operations	29.1	21.5	84.8	78.4

Interest income, net	(0.2)	(0.2)	(0.3)	(0.7)
Other income, net	(1.0)	(1.0)	(2.9)	(1.5)

Income before income taxes	30.3	22.7	88.0	80.6

Income tax expense	6.6	5.5	18.3	18.6

NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$23.7	$17.2	$69.7	$62.0

Amounts per common share attributable to Methode Electronics, Inc.:
Basic	$0.64	$0.45	$1.87	$1.60
Diluted	$0.63	$0.45	$1.86	$1.60
Cash dividends:
Common stock	$0.09	$0.09	$0.27	$0.27
Weighted average number of Common Shares outstanding:
Basic	37,217,302	38,159,789	37,297,757	38,662,487
Diluted	37,470,653	38,278,231	37,477,967	38,790,624

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net income	$23.7	$17.2	$69.7	$62.0

Foreign currency translation adjustment	(9.0)	(7.2)	(23.7)	(15.3)
Comprehensive income attributable to Methode Electronics, Inc.	$14.7	$10.0	$46.0	$46.7

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	January 28, 2017	January 30, 2016
OPERATING ACTIVITIES
Net income	$69.7	$62.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	15.8	16.0
Amortization of intangibles	1.8	1.8
Amortization of stock awards and stock options	9.8	4.8
Changes in operating assets and liabilities	9.6	(0.8)
Other	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	106.7	83.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.2)	(17.2)
NET CASH USED IN INVESTING ACTIVITIES	(13.2)	(17.2)

FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(1.1)	(7.6)
Purchase of common stock	(9.8)	(59.8)
Proceeds from exercise of stock options	2.7	0.5
Tax benefit from stock option exercises	0.5	4.0
Cash dividends	(10.3)	(10.2)
Proceeds from borrowings	—	63.0
Repayment of borrowings	(20.0)	(13.0)
NET CASH USED IN FINANCING ACTIVITIES	(38.0)	(23.1)

Effect of foreign currency exchange rate changes on cash	(14.5)	(9.3)

INCREASE IN CASH AND CASH EQUIVALENTS	41.0	34.2
Cash and cash equivalents at beginning of period	227.8	168.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268.8	$202.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.             BASIS OF PRESENTATION

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of January 28, 2017 and results of operations for the three months and nine months ended January 28, 2017 and January 30, 2016 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 30, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 30, 2016, filed with the SEC on June 23, 2016.  Results may vary from quarter to quarter for reasons other than seasonality.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either full retrospective or modified retrospective. The standard will be effective for us in the first quarter of fiscal 2019. Earlier adoption is permitted only for annual periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements. We have started our evaluation by establishing a project management team to analyze the impact of this standard by reviewing our current accounting policies and practices to identify potential differences that would result from the application of this standard.

In February 2016, the FASB issued ASU 2016-02 Leases, Accounting Standards Codification, ("ASC") 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognize based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 28, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

The following table shows the roll-forward of goodwill in the financial statements as of January 28, 2017:

	As of January 28, 2017

		Power
	Interface	Products	Total
Balance as of April 30, 2016	$0.7	$1.0	$1.7
Foreign currency translation	(0.1)	—	(0.1)
Balance as of January 28, 2017	$0.6	$1.0	$1.6

The following tables present details of the Company’s intangible assets:

	As of January 28, 2017
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.5	$0.8	7.0
Trade names, patents and technology licenses	25.8	19.4	6.4	1.7
Covenants not to compete	0.1	0.1	—	0.7
Total	$42.2	$35.0	$7.2

	As of April 30, 2016
				Wtd. Avg.
				Remaining
		Accumulated		Amortization
	Gross	Amortization	Net	Periods (Years)
Customer relationships and agreements	$16.3	$15.3	$1.0	7.8
Trade names, patents and technology licenses	25.8	17.9	7.9	2.4
Covenants not to compete	0.1	0.1	—	1.4
Total	$42.2	$33.3	$8.9

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2017	$2.3
2018	$2.2
2019	$2.1
2020	$0.2
2021	$0.1

As of January 28, 2017 and April 30, 2016, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

4.             INCOME TAXES

The Company recognized an income tax provision of $6.6 million and $5.5 million for the three months ended January 28, 2017 and January 30, 2016, respectively. The Company's effective tax rate was 21.8% and 24.2% for the three months ended January 28, 2017 and January 30, 2016, respectively. The Company recognized an income tax provision of $18.3 million and $18.6 million for the nine months ended January 28, 2017 and January 30, 2016, respectively. The Company's effective tax rate was 20.8% and 23.1% for the nine months ended January 28, 2017 and January 30, 2016, respectively. The income tax provision for both the three months and nine months ended January 28, 2017 and January 30, 2016 is lower than the U.S. statutory rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

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

At the target level of performance, the expected expense for the RSAs over the five-year period will be $24.8 million. During the three months and nine months ended January 28, 2017, the Company recorded $1.4 million and $4.4 million, respectively, in compensation expense related to the RSAs. During the three months and nine months ended January 30, 2016, the Company recorded $1.2 million and $1.6 million, respectively, in compensation expense related to the RSAs.

As of January 28, 2017, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that exceeding the target is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable the Company will meet the target for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.

The Company also granted 608,000 RSUs to key employees. The RSUs are subject to a five-year vesting period, with 30% vesting on each of April 28, 2018 and April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $18.5 million through 2020. During the three months and nine months ended January 28, 2017, the Company recorded $1.4 million and $4.2 million, respectively, of compensation expense related to the RSUs. During the three months and nine months ended January 30, 2016, the Company recorded $1.2 million and $1.6 million, respectively, in compensation expense related to the RSUs.

During the first quarter of fiscal 2017, the Company issued 27,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $1.0 million of compensation expense related to these shares during the nine months ended January 28, 2017.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Numerator - net income attributable to Methode Electronics, Inc.	$23.7	$17.2	$69.7	$62.0
Denominator:	—	—
Denominator for basic net income per share-weighted average shares outstanding and vested/unissued restricted stock awards	37,217,302	38,159,789	37,297,757	38,662,487
Dilutive potential common shares-employee stock options, restricted stock awards and restricted stock units	253,351	118,442	180,210	128,137
Denominator for diluted net income per share	37,470,653	38,278,231	37,477,967	38,790,624

Net income per share:
Basic	$0.64	$0.45	$1.87	$1.60
Diluted	$0.63	$0.45	$1.86	$1.60

For the nine months ended January 28, 2017, options to purchase 115,836 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for that period, and therefore, would have been anti-dilutive. For the three months and nine months ended January 30, 2016, options to purchase 138,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. RSAs for 822,000 shares have been excluded in the computation of diluted net income per share for both the three months and nine months ended January 28, 2017, as these awards are contingent on the Company's full year performance in fiscal 2020.

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

	Three Months Ended January 28, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$152.7	$29.8	$15.4	$0.1	$(2.4)	$195.6
Transfers between segments	(2.3)	—	—	—	2.3	—
Net sales to unaffiliated customers	$150.4	$29.8	$15.4	$0.1	$(0.1)	$195.6

Income (loss) from operations	$36.9	$1.3	$3.2	$(3.3)	$(9.0)	$29.1
Interest income, net						(0.2)
Other income, net						(1.0)
Income before income taxes						$30.3

	Three Months Ended January 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$141.0	$35.2	$11.4	$0.2	$(3.2)	$184.6
Transfers between segments	(2.5)	(0.4)	(0.1)	(0.1)	3.1	—
Net sales to unaffiliated customers	$138.5	$34.8	$11.3	$0.1	$(0.1)	$184.6

Income/(loss) from operations	$28.7	$0.5	$1.2	$(2.1)	$(6.8)	$21.5
Interest income, net						(0.2)
Other income, net						(1.0)
Income before income taxes						$22.7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	Nine Months Ended January 28, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$467.9	$95.6	$40.0	$2.1	$(8.9)	$596.7
Transfers between segments	(6.3)	(0.7)	(0.1)	(1.9)	9.0	—
Net sales to unaffiliated customers	$461.6	$94.9	$39.9	$0.2	$0.1	$596.7

Income/(loss) from operations	$111.2	$(0.1)	$7.7	$(8.0)	$(26.0)	$84.8
Interest income, net						(0.3)
Other income, net						(2.9)
Income before income taxes						$88.0

	Nine Months Ended January 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$459.1	$105.4	$39.6	$0.3	$(8.1)	$596.3
Transfers between segments	(6.3)	(1.1)	(0.5)	(0.2)	8.1	—
Net sales to unaffiliated customers	$452.8	$104.3	$39.1	$0.1	$—	$596.3

Income/(loss) from operations	$99.7	$2.6	$4.7	$(6.2)	$(22.4)	$78.4
Interest income, net						(0.7)
Other income, net						(1.5)
Income before income taxes						$80.6

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of January 28, 2017, the matter remains in the discovery stage.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

9.          PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS

We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $17.0 million and $9.5 million as of January 28, 2017 and April 30, 2016, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $6.0 million and $8.0 million as of January 28, 2017 and April 30, 2016, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

10.          DEBT AND CREDIT AGREEMENT

On November 18, 2016, the Company replaced the Amended and Restated Credit Agreement with a new Credit Agreement. At January 28, 2017, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2017, we had no borrowings and payments of $20.9 million, which includes interest of $0.9 million, under this credit facility. As of January 28, 2017, there were outstanding balances against the credit facility of $37.0 million.  We believe the fair value approximates the carrying amount as of January 28, 2017.

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

•
We have significant operations in Europe which may be adversely impacted by the continued economic challenges in Europe, including the impact of the referendum in the United Kingdom (“U.K.”) approving the exit of the U.K. from the European Union.

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

•	Any withdrawal from or material modifications to NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 30, 2016 for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 30, 2016.

Our components are found in the primary end markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment markets, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), rail and other transportation industries.

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company purchased 280,168 of outstanding common stock for $9.8 million in the first nine months of fiscal 2017, for a total of 2,277,466 shares of outstanding common stock for $71.8 million, under the plan. There were no purchases of outstanding stock during the three months ended January 28, 2017. The program may be suspended or terminated at any time.

Hetronic Litigation Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of January 28, 2017, the matter remains in the discovery stage.

We incurred Hetronic related legal fees of $1.8 million and $2.8 million in the third quarter of fiscal 2017 and the third quarter of fiscal 2016, respectively. For the first nine months of fiscal 2017 and the first nine months of fiscal 2016, we incurred Hetronic related legal fees of $9.0 million and $6.9 million, respectively. We incurred total fiscal year Hetronic related legal fees of $9.9 million and $3.1 million in fiscal 2016 and fiscal 2015, respectively. These amounts are included in the selling and administrative expenses in the Interface segment.

Results of Operations for the Three Months Ended January 28, 2017 as Compared to the Three Months Ended January 30, 2016

Consolidated Results

Below is a table summarizing results for the three months ended:
($ in millions)
(“N/M” equals not meaningful)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$195.6	$184.6	$11.0	6.0%

Cost of products sold	142.2	137.0	5.2	3.8%

Gross profit	53.4	47.6	5.8	12.2%

Selling and administrative expenses	24.3	26.1	(1.8)	(6.9)%
Interest income, net	(0.2)	(0.2)	—	—%
Other income, net	(1.0)	(1.0)	—	—%
Income tax expense	6.6	5.5	1.1	20.0%
Net income attributable to Methode Electronics, Inc.	$23.7	$17.2	$6.5	37.8%

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	72.7%	74.2%
Gross margins	27.3%	25.8%
Selling and administrative expenses	12.4%	14.1%
Interest income, net	(0.1)%	(0.1)%
Other income, net	(0.5)%	(0.5)%
Income tax expense	3.4%	3.0%
Net income attributable to Methode Electronics, Inc.	12.1%	9.3%

Net Sales.  Consolidated net sales increased $11.0 million, or 6.0%, to $195.6 million for the three months ended January 28, 2017, from $184.6 million for the three months ended January 30, 2016.  The Automotive segment net sales increased $11.9 million, or 8.6%, to $150.4 million for the third quarter of fiscal 2017, from $138.5 million for the third quarter of fiscal 2016. The Interface segment net sales decreased $5.0 million, or 14.4%, to $29.8 million for the third quarter of fiscal 2017, compared to $34.8 million for the third quarter of fiscal 2016 and the Power Products segment net sales increased $4.1 million, or 36.3%, to $15.4 million for the third quarter of fiscal 2017, compared to $11.3 million for the third quarter of fiscal 2016.  Translation of foreign operations net sales for the three months ended January 28, 2017 decreased reported net sales by $1.8 million, or 0.9%, due to average currency rate fluctuations in the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan.

Cost of Products Sold.  Consolidated cost of products sold increased $5.2 million, or 3.8%, to $142.2 million for the three months ended January 28, 2017, compared to $137.0 million for the three months ended January 30, 2016.  Consolidated cost of products sold as a percentage of net sales was 72.7% for the third quarter of fiscal 2017, compared to 74.2% for the third quarter of fiscal 2016.  The Automotive, Interface and Power Products segments were all favorably impacted by the currency impact on material purchases and labor costs, partially offset with unfavorable commodity pricing of raw materials, primarily copper and some resin-based products. The Interface segment was impacted by an unfavorable sales mix of data solutions products.

Gross Profit.  Consolidated gross profit increased $5.8 million, or 12.2%, to $53.4 million for the three months ended January 28, 2017, as compared to $47.6 million for the three months ended January 30, 2016.  Gross margins as a percentage of net sales increased to 27.3% for the three months ended January 28, 2017, compared to 25.8% for the three months ended January 30, 2016.  The Automotive, Interface and Power Products segments were all favorably impacted by the currency impact on material purchases and labor costs, partially offset with unfavorable commodity pricing of raw materials, such as copper and some resin-based products. The Interface segment was impacted by an unfavorable sales mix of data solutions products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by $1.8 million, or 6.9%, to $24.3 million for the three months ended January 28, 2017, compared to $26.1 million for the three months ended January 30, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 12.4% for the three months ended January 28, 2017 from 14.1% for the three months ended January 30, 2016. In the third quarter of fiscal 2017, expenses decreased for legal and other professional fees by $1.5 million and travel and other selling expenses decreased by $0.3 million.

Interest Income, Net.  Interest income, net remained constant at $0.2 million for both the three months ended January 28, 2017 and for the three months ended January 30, 2016.

Other Income, Net. Other income, net remained constant at $1.0 million for both the three months ended January 28, 2017 and for the three months ended January 30, 2016. The third quarter of fiscal 2017 includes $1.5 million for an international government grant for maintaining certain employment levels during the period. All other amounts for both the third quarter of fiscal 2017 and the third quarter of fiscal 2016 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense increased $1.1 million, or 20.0%, to $6.6 million for the three months ended January 28, 2017, compared to $5.5 million for the three months ended January 30, 2016.  The Company's effective tax rate decreased to 21.8% in the third quarter of fiscal 2017, compared to 24.2% in the third quarter of fiscal 2016. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $6.5 million, or 37.8%, to $23.7 million for the three months ended January 28, 2017, compared to $17.2 million for the three months ended January 30, 2016, primarily due to a favorable currency impact on material purchases and labor costs, an international government grant, higher sales volumes and lower legal and other professional fees as well as lower travel expenses. Net income was negatively impacted by unfavorable commodity pricing of certain raw materials and higher income tax expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$150.4	$138.5	$11.9	8.6%

Cost of products sold	105.6	101.3	4.3	4.2%

Gross profit	44.8	37.2	7.6	20.4%

Selling and administrative expenses	7.9	8.5	(0.6)	(7.1)%

Income from operations	$36.9	$28.7	$8.2	28.6%

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	70.2%	73.1%
Gross margins	29.8%	26.9%
Selling and administrative expenses	5.3%	6.1%
Income from operations	24.5%	20.7%

Net Sales.  Automotive segment net sales increased $11.9 million, or 8.6%, to $150.4 million for the three months ended January 28, 2017, from $138.5 million for the three months ended January 30, 2016.  Net sales increased in North America by $11.2 million, or 15.3%, to $84.4 million in the third quarter of fiscal 2017, compared to $73.2 million in the third quarter of fiscal 2016. Sales volumes increased for both our GM Center Console program (with the launch of new platforms in fourth quarter of fiscal 2016), and for transmission lead-frame assemblies. Sales volumes decreased for the Ford Center Console program. North American sales were negatively impacted by pricing concessions on certain products. Net sales in Europe were relatively flat, decreasing by $0.3 million, or 0.8%, to $35.8 million in the third quarter of fiscal 2017, compared to $36.1 million in the third quarter of fiscal 2016, primarily due to unfavorable currency rate fluctuations and lower sales volumes of ignition switch products, partially offset with increased sales of volumes for certain Integrated Center Panels and steering wheel switch products. Net sales in Asia increased $1.0 million, or 3.4%, to $30.2 million in the third quarter of fiscal 2017, compared to $29.2 million in the third quarter of fiscal 2016, primarily due to higher sales volumes of our transmission lead-frame assemblies, interior dome lights and switch assemblies, partially offset with lower sales volumes of brake switch assemblies and steering angle sensor products. The Asia net sales for the third quarter of fiscal 2017 were negatively impacted due to unfavorable currency rate fluctuations. Translation of foreign operations net sales for the three months ended January 28, 2017 decreased reported net sales by $1.8 million, or 1.2%, due to average currency rates in the third quarter of fiscal 2017, compared to the average currency rates in the third quarter of fiscal 2016, primarily due to the strengthening of the U.S. dollar as compared to the euro and Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold increased $4.3 million, or 4.2%, to $105.6 million for the three months ended January 28, 2017, compared to $101.3 million for the three months ended January 30, 2016.  The Automotive segment cost of products sold as a percentage of net sales decreased to 70.2% in the third quarter of fiscal 2017, compared to 73.1% in the third quarter of fiscal 2016.  The decrease is substantially due to the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China, partially offset with unfavorable commodity pricing of raw materials on certain products.

Gross Profit.  Automotive segment gross profit increased $7.6 million, or 20.4%, to $44.8 million for the three months ended January 28, 2017, as compared to $37.2 million for the three months ended January 30, 2016.  The Automotive segment gross margins as a percentage of net sales increased to 29.8% for the three months ended January 28, 2017, as compared to 26.9% for the three months ended January 30, 2016.  The increase is substantially due to the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico and China, partially offset with unfavorable commodity pricing of raw materials on certain products.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.6 million, or 7.1%, to $7.9 million for the three months ended January 28, 2017, as compared to $8.5 million for the three months ended January 30, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 5.3% for the three months ended January 28, 2017 from 6.1% for the three months ended January 30, 2016, primarily due to higher sales volumes. The decrease in expenses is primarily due to lower travel and general administrative expenses.

Income from Operations.  Automotive segment income from operations increased $8.2 million, or 28.6%, to $36.9 million for the three months ended January 28, 2017, compared to $28.7 million for the three months ended January 30, 2016. Income from operations for the third quarter of fiscal 2017 increased due to higher sales volumes, the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations and lower travel and general administrative expenses, partially offset with higher commodity pricing on certain raw materials.

Interface Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$29.8	$34.8	$(5.0)	(14.4)%

Cost of products sold	23.0	26.6	(3.6)	(13.5)%

Gross profit	6.8	8.2	(1.4)	(17.1)%

Selling and administrative expenses	5.5	7.7	(2.2)	(28.6)%

Income from operations	$1.3	$0.5	$0.8	160.0%

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	77.2%	76.4%
Gross margins	22.8%	23.6%
Selling and administrative expenses	18.5%	22.1%
Income from operations	4.4%	1.4%

Net Sales.  Interface segment net sales decreased $5.0 million, or 14.4%, to $29.8 million for the three months ended January 28, 2017, from $34.8 million for the three months ended January 30, 2016.  Net sales decreased in North America by $4.2 million, or 15.7%, to $22.5 million in the third quarter of fiscal 2017, compared to $26.7 million in the third quarter of fiscal 2016, primarily due to lower sales volumes of data solutions, radio remote controls and appliance products. Net sales in Europe decreased $0.8 million, or 11.3%, to $6.3 million in the third quarter of fiscal 2017, compared to $7.1 million in the third quarter of fiscal 2016, primarily due to lower radio remote control and data solutions sales volumes. Net sales in Asia remained constant at $1.0 million for both the third quarter of fiscal 2017 and the third quarter of fiscal 2016.

Cost of Products Sold.  Interface segment cost of products sold decreased $3.6 million, or 13.5%, to $23.0 million for the three months ended January 28, 2017, compared to $26.6 million for the three months ended January 30, 2016.  Interface segment cost of products sold as a percentage of net sales increased to 77.2% for the three months ended January 28, 2017, compared to 76.4% for the three months ended January 30, 2016.  The increase is primarily due to lower sales volumes and sales mix, specifically data solutions products. The increase was partially offset by the favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico.

Gross Profit.  Interface segment gross profit decreased $1.4 million, or 17.1%, to $6.8 million for the three months ended January 28, 2017, compared to $8.2 million for the three months ended January 30, 2016.  Gross margins as a percentage of net sales decreased to 22.8% for the three months ended January 28, 2017, compared to 23.6% for the three months ended January 30, 2016.  The decrease is primarily due to lower sales volumes, specifically data solutions products. The decrease was partially offset by the favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.2 million, or 28.6%, to $5.5 million for the three months ended January 28, 2017, compared to $7.7 million for the three months ended January 30, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 18.5% for the three months ended January 28, 2017, from 22.1% for the three months ended January 30, 2016. The decrease in selling and administrative expenses is due primarily to lower expenses for legal and other professional fees, bonus, commission, travel, advertising and general expenses.

Income from Operations.  Interface segment income from operations increased $0.8 million, or 160.0%, to $1.3 million for the three months ended January 28, 2017, compared to $0.5 million for the three months ended January 30, 2016, primarily due to the favorable currency impact on both the purchase of certain raw materials and labor costs and lower overall general and administrative expenses, partially offset with lower sales volumes.

Power Products Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$15.4	$11.3	$4.1	36.3%

Cost of products sold	11.3	9.1	2.2	24.2%

Gross profit	4.1	2.2	1.9	86.4%

Selling and administrative expenses	0.9	1.0	(0.1)	(10.0)%

Income from operations	$3.2	$1.2	$2.0	166.7%

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	73.4%	80.5%
Gross margins	26.6%	19.5%
Selling and administrative expenses	5.8%	8.8%
Income from operations	20.8%	10.6%

Net Sales.  Power Products segment net sales increased $4.1 million, or 36.3%, to $15.4 million for the three months ended January 28, 2017, compared to $11.3 million for the three months ended January 30, 2016.  Net sales increased in North America by $1.3 million, or 29.5%, to $5.7 million in the third quarter of fiscal 2017, compared to $4.4 million in the third quarter of fiscal 2016, primarily due to increased sales volumes of PowerRail® and other busbar products. Net sales in Europe increased by $0.6 million, or 46.2%, to $1.9 million in the third quarter of fiscal 2017, compared to $1.3 million in the third quarter of fiscal 2016, primarily due to increased sales of bypass switches. Net sales in Asia increased $2.2 million, or 39.3%, to $7.8 million in the third quarter of fiscal 2017, compared to $5.6 million in the third quarter of fiscal 2016, primarily due to higher sales volumes of PowerRail® and other busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $2.2 million, or 24.2%, to $11.3 million for the three months ended January 28, 2017, compared to $9.1 million for the three months ended January 30, 2016.  The Power Products segment cost of products sold as a percentage of net sales decreased to 73.4% for the three months ended

January 28, 2017, from 80.5% for the three months ended January 30, 2016.  The decrease primarily relates to higher sales volumes, a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan as compared to the U.S. dollar, partially offset with unfavorable commodity pricing on certain raw materials.

Gross Profit.  Power Products segment gross profit increased $1.9 million, or 86.4%, to $4.1 million in the third quarter of fiscal 2017, compared to $2.2 million in the third quarter of fiscal 2016.  Gross margins as a percentage of net sales increased to 26.6% for the three months ended January 28, 2017 from 19.5% for the three months ended January 30, 2016. The increase primarily relates to higher sales volumes, a favorable currency impact for both material and labor expenses due to the weakening of the Chinese yuan as compared to the U.S. dollar, partially offset with unfavorable commodity pricing on certain raw materials.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 10.0%, to $0.9 million for the three months ended January 28, 2017, compared to $1.0 million for the three months ended January 30, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 5.8% for the three months ended January 28, 2017 from 8.8% for the three months ended January 30, 2016. Selling and administrative expenses decreased primarily due to lower travel and other selling expenses.

Income From Operations.  Power Products segment income from operations increased $2.0 million, or 166.7%, to $3.2 million for the three months ended January 28, 2017, compared to $1.2 million for the three months ended January 30, 2016, due to increased sales volumes and a favorable currency impact of material purchases, partially offset with higher commodity pricing of certain raw materials.

Other Segment Results

Below is a table summarizing results for the three months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change
Net sales	$0.1	$0.1	$—

Cost of products sold	1.7	0.9	0.8

Gross profit	(1.6)	(0.8)	(0.8)

Selling and administrative expenses	1.7	1.3	0.4

Loss from operations	$(3.3)	$(2.1)	$(1.2)

Net Sales.  The operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the third quarter of fiscal 2017 and in the third quarter of fiscal 2016 due to newly launched products.

Cost of Products Sold.  Other segment cost of products sold was $1.7 million for the three months ended January 28, 2017, compared to $0.9 million for the three months ended January 30, 2016. The increase primarily relates to research and development initiatives for the medical devices operating unit.

Gross Profit.  The Other segment gross profit was a loss of $1.6 million and $0.8 million for the three months ended January 28, 2017 and for the three months ended January 30, 2016, respectively.  The increased loss primarily relates to research and development initiatives for the medical devices operating unit.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.4 million, to $1.7 million for the three months ended January 28, 2017, compared to $1.3 million for the three months ended January 30, 2016. The increase primarily is due to higher outside professional fees and marketing expenses related to new product introductions.

Loss From Operations  The Other segment loss from operations increased $1.2 million, to $3.3 million for the three months ended January 28, 2017, compared to $2.1 million for the three months ended January 30, 2016. The increased loss relates to higher outside professional fees, research and development and marketing expenses in the third quarter of fiscal 2017.

Results of Operations for the Nine Months Ended January 28, 2017 as Compared to the Nine Months Ended January 30, 2016

Consolidated Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$596.7	$596.3	$0.4	0.1%

Cost of products sold	433.7	444.2	(10.5)	(2.4)%

Gross profit	163.0	152.1	10.9	7.2%

Selling and administrative expenses	78.2	73.7	4.5	6.1%
Interest income, net	(0.3)	(0.7)	0.4	(57.1)%
Other income, net	(2.9)	(1.5)	(1.4)	93.3%
Income tax expense	18.3	18.6	(0.3)	(1.6)%
Net income attributable to Methode Electronics, Inc.	$69.7	$62.0	$7.7	12.4%

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	72.7%	74.5%
Gross margins	27.3%	25.5%
Selling and administrative expenses	13.1%	12.4%
Interest income, net	(0.1)%	(0.1)%
Other income, net	(0.5)%	(0.3)%
Income tax expense	3.1%	3.1%
Net income attributable to Methode Electronics, Inc.	11.7%	10.4%

Net Sales.  Consolidated net sales increased slightly by $0.4 million, or 0.1%, to $596.7 million for the nine months ended January 28, 2017, from $596.3 million for the nine months ended January 30, 2016.  The Automotive segment net sales increased $8.8 million, or 1.9%, to $461.6 million for the first nine months of fiscal 2017, from $452.8 million for the first nine months of fiscal 2016.  The Interface segment net sales decreased $9.4 million, or 9.0%, to $94.9 million for the first nine months of fiscal 2017, compared to $104.3 million for the first nine months of fiscal 2016 and the Power Products segment net sales increased $0.8 million, or 2.0%, to $39.9 million for the first nine months of fiscal 2017, compared to $39.1 million for the first nine months of fiscal 2016. Translation of foreign operations net sales for the first nine months of fiscal 2017 decreased net sales by $3.2 million, or 0.5%, compared to the average currency rates in the first nine months of fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan and euro.

Cost of Products Sold.  Consolidated cost of products sold decreased $10.5 million, or 2.4%, to $433.7 million for the nine months ended January 28, 2017, compared to $444.2 million for the nine months ended January 30, 2016.  Consolidated cost of products sold as a percentage of net sales decreased to 72.7% for the first nine months of fiscal 2017, compared to 74.5% for the first nine months of fiscal 2016.  The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. The Automotive segment was favorably impacted by both commodity pricing adjustments of $1.0 million and $1.0 million for the reversal of accruals related to customer commercial issues resolved during the first nine months of fiscal 2017. In the first nine months of fiscal 2016, the Interface segment experienced additional costs of $1.0 million and inefficiencies related to the move of the radio remote control operation from the Philippines to Egypt. The Power Products segment experienced favorable cost of goods sold as a percentage of sales primarily due to implemented overhead cost reductions in the U.S. and China.

Gross Profit.  Consolidated gross profit increased $10.9 million, or 7.2%, to $163.0 million for the nine months ended January 28, 2017, as compared to $152.1 million for the nine months ended January 30, 2016.  Gross margins as a percentage of net sales increased to 27.3% for the nine months ended January 28, 2017, compared to 25.5% for the nine months ended January 30, 2016.  The Automotive segment was favorably impacted by both commodity pricing adjustments of $1.0 million and $1.0 million for the reversal of accruals related to customer commercial issues resolved during the first nine months of fiscal 2017. The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. In the first nine months of fiscal 2016, the Interface segment experienced additional costs of $1.0 million and inefficiencies related to the move of the radio remote control operation from the Philippines to Egypt. The Power Products segment experienced favorable gross margins as a percentage of sales primarily due to implemented overhead cost reductions in the U.S. and China.

Selling and Administrative Expenses.  Selling and administrative expenses increased $4.5 million, or 6.1%, to $78.2 million for the nine months ended January 28, 2017, compared to $73.7 million for the nine months ended January 30, 2016.  Selling and administrative expenses as a percentage of net sales increased to 13.1% for the nine months ended January 28, 2017 from 12.4% for the nine months ended January 30, 2016. In the first nine months of fiscal 2017, expenses increased for stock award amortization expenses by $5.0 million, legal and other professional fees by $1.8 million, partially offset by lower travel expenses of $1.5 million and lower selling expenses of $0.8 million.

Interest Income, Net.  Interest income, net decreased $0.4 million, to $0.3 million for the nine months ended January 28, 2017, compared to $0.7 million for the nine months ended January 30, 2016. The decrease is primarily due to increased average debt levels during fiscal 2017 as compared to fiscal 2016.

Other Income, Net. Other income, net increased $1.4 million to $2.9 million for the nine months ended January 28, 2017, compared to $1.5 million for the nine months ended January 30, 2016. The first nine months of fiscal 2017 includes $3.0 million for an international government grant for maintaining certain employment levels during the period. All other amounts for both the first nine months of fiscal 2017 and the first first nine months of fiscal 2016 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $0.3 million, or 1.6%, to $18.3 million for the nine months ended January 28, 2017, compared to $18.6 million for the nine months ended January 30, 2016.  The Company's effective tax rate decreased to 20.8% in the first nine months of fiscal 2017, compared to 23.1% in the first nine months of fiscal 2016. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates.

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $7.7 million, or 12.4%, to $69.7 million for the nine months ended January 28, 2017, compared to $62.0 million for the nine months ended January 30, 2016, primarily due to the favorable impact of commodity pricing adjustments and resolved customer commercial issues, favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, an international government grant lower travel and tax expenses. Net income was unfavorably impacted by higher stock award amortization expense and increased legal and professional fees.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$461.6	$452.8	$8.8	1.9%

Cost of products sold	325.5	328.5	(3.0)	(0.9)%

Gross profit	136.1	124.3	11.8	9.5%

Selling and administrative expenses	24.9	24.6	0.3	1.2%

Income from operations	$111.2	$99.7	$11.5	11.5%

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	70.5%	72.5%
Gross margins	29.5%	27.5%
Selling and administrative expenses	5.4%	5.4%
Income from operations	24.1%	22.0%

Net Sales.  Automotive segment net sales increased $8.8 million, or 1.9%, to $461.6 million for the nine months ended January 28, 2017, from $452.8 million for the nine months ended January 30, 2016.  Net sales increased in North America by $17.2 million, or 6.8%, to $270.5 million for the first nine months of fiscal 2017, compared to $253.3 million for the first nine months of fiscal 2016. Sales volumes increased for both our GM Center Console program (with the launch of new platforms in the fourth quarter of fiscal 2016), and for transmission lead-frame assemblies. Sales volumes decreased for the Ford Center Console program. North American sales were negatively impacted by pricing concessions on certain products. Net sales decreased in Europe by $8.1 million, or 6.9%, to $108.8 million in the first nine months of fiscal 2017, compared to $116.9 million in the first nine months of fiscal 2016, primarily due to lower sales volumes of ignition switch products, decreased sales of customer funded tooling and design and development services. Europe experienced higher sales volumes of certain Integrated Center Panels and steering wheel switch products. Net sales in Asia decreased $0.3 million, or 0.4%, to $82.3 million in the first nine months of fiscal 2017, compared to $82.6 million in the first nine months of fiscal 2016, primarily due to lower sales volumes of our steering-angle sensors, partially offset with higher sales volumes of our transmission lead-frame assemblies, interior dome lights and brake switch assemblies. Translation of foreign operations net sales for the nine months ended January 28, 2017 decreased reported net sales by $3.2 million, or 0.6%, in the first nine months of fiscal 2017, compared to the average currency rates in the first nine months of fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the euro and the Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold decreased $3.0 million, or 0.9%, to $325.5 million for the nine months ended January 28, 2017, from $328.5 million for the nine months ended January 30, 2016.  The Automotive segment cost of products sold as a percentage of net sales decreased to 70.5% in the first nine months of fiscal 2017, compared to 72.5% in the first nine months of fiscal 2016.  The results for the first nine months of fiscal 2017 include $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. In addition, the decrease is due to favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico and China. The first nine months of fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods as a result of the U.S. signing into law in June 2015 to renew a trade program that retrospectively removes tariffs on imports from certain countries.

Gross Profit.  Automotive segment gross profit increased $11.8 million, or 9.5%, to $136.1 million for the nine months ended January 28, 2017, as compared to $124.3 million for the nine months ended January 30, 2016.  The Automotive segment gross margins as a percentage of net sales increased to 29.5% for the nine months ended January 28, 2017, as compared to

27.5% for the nine months ended January 30, 2016.  The gross profit for the first nine months of fiscal 2017 was favorably impacted by $1.0 million for commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. In addition, gross profit was favorably impacted due to favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico and China. The first nine months of fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods as a result of the U.S. signing into law in June 2015 to renew a trade program that retrospectively removes tariffs on imports from certain countries.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 1.2%, to $24.9 million for the nine months ended January 28, 2017, compared to $24.6 million for the nine months ended January 30, 2016.  Selling and administrative expenses as a percentage of net sales were 5.4% for both the nine months ended January 28, 2017 and for the nine months ended January 30, 2016. The increase in expenses in the first nine months of fiscal 2017 is primarily due to higher stock award amortization expense, partially offset with lower bonus and travel expenses.

Income from Operations.  Automotive segment income from operations increased $11.5 million, or 11.5%, to $111.2 million for the nine months ended January 28, 2017, compared to $99.7 million for the nine months ended January 30, 2016. The income from operations increased for the first nine months of fiscal 2017 due to commodity pricing adjustments and one-time reversal of accruals related to resolved customer commercial issues, favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, higher sales volumes and lower bonus and travel expenses. Income from operations was negatively impacted for the first nine months of fiscal 2017 due to higher stock award amortization expenses.

Interface Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)
("N/M" equals not meaningful)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$94.9	$104.3	$(9.4)	(9.0)%

Cost of products sold	74.4	79.5	(5.1)	(6.4)%

Gross profit	20.5	24.8	(4.3)	(17.3)%

Selling and administrative expenses	20.6	22.2	(1.6)	(7.2)%

Income/(loss) from operations	$(0.1)	$2.6	$(2.7)	N/M

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	78.4%	76.2%
Gross margins	21.6%	23.8%
Selling and administrative expenses	21.7%	21.3%
Income/(loss) from operations	(0.1)%	2.5%

Net Sales.  Interface segment net sales decreased $9.4 million, or 9.0%, to $94.9 million for the nine months ended January 28, 2017, from $104.3 million for the nine months ended January 30, 2016.  Net sales decreased in North America by $9.0 million, or 10.9%, to $73.5 million in the first nine months of fiscal 2017, compared to $82.5 million in the first nine months of fiscal 2016, primarily due to lower sales volumes of data solutions and appliance products. Net sales in Europe decreased $0.9 million, or 4.6%, to $18.5 million in the first nine months of fiscal 2017, compared to $19.4 million in the first nine months of fiscal 2016 primarily due to lower sales volumes of our data solutions products. Net sales in Asia increased $0.5 million, or 20.8%, to $2.9 million in the first nine months of fiscal 2017, compared to $2.4 million in the first nine months of fiscal 2016, primarily due to higher sales volumes of legacy products.

Cost of Products Sold.  Interface segment cost of products sold decreased $5.1 million, or 6.4%, to $74.4 million for the nine months ended January 28, 2017, compared to $79.5 million for the nine months ended January 30, 2016.  Interface segment cost of products sold as a percentage of net sales increased to 78.4% for the nine months ended January 28, 2017, compared to 76.2% for the nine months ended January 30, 2016.  The increase is primarily due to lower sales volumes, specifically data solutions products. The increase was partially offset by favorable commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico. In addition, the first nine months of fiscal 2016 was unfavorably impacted due to additional costs and inefficiencies experienced related to the move of the radio remote control operation from the Philippines to Egypt. The Company experienced moving costs, severance and redundant staffing of $1.0 million in addition to the manufacturing inefficiencies.

Gross Profit.  Interface segment gross profit decreased $4.3 million, or 17.3%, to $20.5 million for the nine months ended January 28, 2017, compared to $24.8 million for the nine months ended January 30, 2016.  Gross margins as a percentage of net sales decreased to 21.6% for the nine months ended January 28, 2017, from 23.8% for the nine months ended January 30, 2016.  The decrease is primarily due to lower sales volumes, specifically data solutions products. The decrease was partially offset by favorable commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico. Further, the first nine months of fiscal 2016 was unfavorably impacted due to moving costs, severance and redundant staffing related to the move from the Philippines to Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.6 million, or 7.2%, to $20.6 million for the nine months ended January 28, 2017, compared to $22.2 million for the nine months ended January 30, 2016.  Selling and administrative expenses as a percentage of net sales increased to 21.7% for the nine months ended January 28, 2017, from 21.3% for the nine months ended January 30, 2016. The decrease in selling and administrative expenses is primarily due to lower compensation related expenses, travel and advertising expenses, partially offset with increased legal fees and increased stock award amortization expenses.

Income/(loss) from Operations.  Interface segment income/(loss) from operations decreased $2.7 million, to a loss of $0.1 million for the nine months ended January 28, 2017, compared to income of $2.6 million for the nine months ended January 30, 2016, primarily due to lower sales volumes and higher legal fees and stock award amortization expense, partially offset with favorable commodity pricing of raw materials and the currency impact of labor related expenses, travel and advertising expenses.

Power Products Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$39.9	$39.1	$0.8	2.0%

Cost of products sold	29.4	31.9	(2.5)	(7.8)%

Gross profit	10.5	7.2	3.3	45.8%

Selling and administrative expenses	2.8	2.5	0.3	12.0%

Income from operations	$7.7	$4.7	$3.0	63.8%

Percent of sales:	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	73.7%	81.6%
Gross margins	26.3%	18.4%
Selling and administrative expenses	7.0%	6.4%
Income from operations	19.3%	12.0%

Net Sales.  Power Products segment net sales increased $0.8 million, or 2.0%, to $39.9 million for the nine months ended January 28, 2017, compared to $39.1 million for the nine months ended January 30, 2016.  Net sales decreased in North America by $2.4 million, or 12.2%, to $17.3 million in the first nine months of fiscal 2017, compared to $19.7 million in the first nine months of fiscal 2016, primarily due to lower sales volumes of busbar products. Net sales in Europe decreased $0.4 million, or 8.5%, to $4.3 million in the first nine months of fiscal 2017, compared to $4.7 million in the first nine months of fiscal 2016, primarily due to lower sales of bypass switches, partially offset by higher sales volumes of busbar products. Net sales in Asia increased $3.6 million, or 24.5%, to $18.3 million in the first nine months of fiscal 2017, compared to $14.7 million in the first nine months of fiscal 2016, due to higher sales volumes of PowerRail® and other busbar products.

Cost of Products Sold.  Power Products segment cost of products sold decreased $2.5 million, or 7.8%, to $29.4 million for the nine months ended January 28, 2017, compared to $31.9 million for the nine months ended January 30, 2016.  The Power Products segment cost of products sold as a percentage of net sales decreased to 73.7% for the nine months ended January 28, 2017, from 81.6% for the nine months ended January 30, 2016.  The decrease primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Gross Profit.  Power Products segment gross profit increased $3.3 million, or 45.8%, to $10.5 million in the first nine months of fiscal 2017, compared to $7.2 million in the first nine months of fiscal 2016.  Gross margins as a percentage of net sales increased to 26.3% for the nine months ended January 28, 2017 from 18.4% for the nine months ended January 30, 2016. The increase primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 12.0%, to $2.8 million for nine months ended January 28, 2017, compared to $2.5 million for the nine months ended January 30, 2016. Selling and administrative expenses as a percentage of net sales increased to 7.0% for the nine months ended January 28, 2017 from 6.4% for the nine months ended January 30, 2016, primarily due to higher bonus expenses due to the first nine months of fiscal 2016 benefiting from bonus reversals related to certain operational units not meeting business targets.

Income From Operations.  Power Products segment income from operations increased $3.0 million, or 63.8%, to $7.7 million for the nine months ended January 28, 2017, compared to $4.7 million for the nine months ended January 30, 2016, due to increased sales volumes, overhead cost reductions, the favorable currency impact of material purchases, partially offset with higher bonus expenses.

Other Segment Results

Below is a table summarizing results for the nine months ended:
($ in millions)

	January 28, 2017	January 30, 2016	Net Change	Net Change
Net sales	$0.2	$0.1	$0.1	—%

Cost of products sold	3.8	3.1	0.7	22.6%

Gross profit	(3.6)	(3.0)	(0.6)	20.0%

Selling and administrative expenses	4.4	3.2	1.2	37.5%

Loss from operations	$(8.0)	$(6.2)	$(1.8)	29.0%

Net Sales.  The operating units in this segment, medical devices, inverters and battery systems, had minimal net sales in the first nine months of fiscal 2017 and in the first nine months of fiscal 2016 due to newly launched products.

Cost of Products Sold.  Other segment cost of products sold was $3.8 million for the nine months ended January 28, 2017, compared to $3.1 million for the nine months ended January 30, 2016. The increase primarily relates to research and development initiatives for medical devices.

Gross Profit.  The Other segment gross profit was a loss of $3.6 million and $3.0 million for the nine months ended January 28, 2017 and for the nine months ended January 30, 2016, respectively. The increased loss primarily relates to research and development initiatives for medical devices.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.2 million, or 37.5%, to $4.4 million for the nine months ended January 28, 2017, compared to $3.2 million for the nine months ended January 30, 2016.  The increase primarily is due to higher outside professional fees and marketing expenses related to new product introductions.

Loss From Operations  The Other segment loss from operations increased $1.8 million to $8.0 million for the nine months ended January 28, 2017, compared to $6.2 million for the nine months ended January 30, 2016.  The increased loss relates to higher outside professional fees, research and development costs and marketing expenses during the first nine months of fiscal 2017.

Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $268.8 million of cash and cash equivalents as of January 28, 2017, $258.7 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations. We currently have $2.1 million of federal net operating loss carry-forwards in the U.S. which would reduce the cash tax obligation (if the carry-forward has not otherwise been used) upon any future repatriation of funds.

On November 18, 2016, the Company replaced the Amended and Restated Credit Agreement with a new Credit Agreement. At January 28, 2017, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the first nine months of fiscal 2017, we had no borrowings and payments of $20.9 million, which includes interest of $0.9 million, under this credit facility. As of January 28, 2017, there were outstanding balances against the credit facility of $37.0 million.

Cash Flow - Operating Activities

Net cash provided by operating activities increased $22.9 million to $106.7 million for the first nine months of fiscal 2017, compared to $83.8 million for the first nine months of fiscal 2016, primarily due to the increased cash generated from the changes in operating assets and liabilities of $9.6 million and the increased non-cash add-back of $5.0 million for stock award amortization expense and an increase in net income of $7.7 million. The cash generated in the first nine months of fiscal 2017 was primarily driven by the timing of receivable collections for customer funded tooling and a reduction in inventory levels. The first nine months of fiscal 2016 included $9.8 million of cash payments for bonuses and payroll related taxes.

Cash Flow - Investing Activities

Net cash used in investing activities was $13.2 million for for the first nine months of fiscal 2017, compared to $17.2 million for the first nine months of fiscal 2016, related to the purchase of property, plant and equipment.

Cash Flow - Financing Activities

Net cash used by financing activities increased $14.9 million to $38.0 million in the first nine months of fiscal 2017, compared to $23.1 million for the first nine months of fiscal 2016.  In September 2015, the board of directors authorized the repurchase of up to $100.0 million of the Company's outstanding stock through September 1, 2017. During the first nine months of fiscal 2017 and the first nine months of fiscal 2016, the Company repurchased $9.8 and $59.8 million, respectively, related to the plan. During the first nine months of fiscal 2017, the Company had repayment of borrowings against the credit facility of $20.0 million, and during the first nine months of fiscal 2016, the Company had net borrowings of $50.0 million. We paid dividends of $10.3 million and $10.2 million in the first nine months of fiscal 2017 and fiscal 2016, respectively. The first nine months of fiscal 2017 and the first nine months of fiscal 2016 includes $1.1 million and $7.6 million, respectively, of taxes paid related to net share settlement of equity awards. There were proceeds from the exercise of stock options of $2.7 million in the first nine months of fiscal 2017 and $0.5 million in the first nine months of fiscal 2016. The first nine months of fiscal 2017 and the first nine months of fiscal 2016 includes $0.5 million and $4.0 million, respectively, of excess tax benefit on equity shares issued and on stock options exercised during those periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $9.1 million as of January 28, 2017 and April 30, 2016.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $38.8 million at January 28, 2017 and $35.3 million at April 30, 2016.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $37.0 million of net borrowings at January 28, 2017, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2017 based upon our current and expected levels of our debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 6.          Exhibits

Exhibit Number	Description
10.1
Credit Agreement dated as of November 18, 2016 among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer and the lenders named therein. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File

(1)    Previously filed with the Company's Form 8-K filed November 21, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ John R. Hrudicka
John R. Hrudicka
Chief Financial Officer
(principal financial officer)

Dated:	March 2, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Credit Agreement dated as of November 18, 2016 among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer and the lenders named therein. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File

(1)    Previously filed with the Company's Form 8-K filed November 21, 2016 and incorporated herein by reference.