Form 10-K
period 2017-04-29
METHODE ELECTRONICS INC
filed 2017-06-22
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2017
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
None
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company, or a smaller reporting company.

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 29, 2016, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange, was $1.1 billion.
Registrant had 36,787,301 shares of common stock, $0.50 par value, outstanding as of June 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders' meeting to be held September 14, 2017 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K
April 29, 2017

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States.  Our primary manufacturing locations are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless and sensing technologies.  Our corporate headquarters is located in Chicago, Illinois. Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical device, rail and other transportation industries.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Fiscal 2017, fiscal 2016 and fiscal 2015 all represented fifty-two weeks of results.

Segments.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile original equipment manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames and sensors, which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, construction, consumer, material handling, medical, military, mining, point-of-sale, and telecommunications markets.  Solutions include conductive polymers, industrial safety radio remote controls, optical and copper transceivers, and solid-state field-effect consumer touch panels.  Services include the design and installation of fiber-optic and copper infrastructure systems and manufacturing active and passive optical components. Through fiscal 2017, the Interface segment included our Connectivity reporting unit, which provided solutions for computer and networking markets, including connectors and custom cable assemblies. This reporting unit was shuttered at the end of fiscal 2017 due to market conditions.

The Power Products segment manufactures braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail solution, high-current low-voltage flexible power cabling systems and powder coated busbars that are used in various markets and applications, including aerospace, computers, industrial, power conversion, military, telecommunications, and transportation.

The Other segment is primarily made up of our medical device business, which includes Dabir Surfaces, our surface support technology aimed at pressure ulcer prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure ulcers, including patients undergoing long-duration surgical procedures. Through fiscal 2017, the Other segment included our Active Energy Solutions reporting unit, which provided inverters, battery systems and insulated-gate bipolar transistor solutions. Due to market conditions, this reporting unit was shuttered at the end of fiscal 2017. In fiscal 2015, the Other segment also included independent laboratories that provided services for qualification, testing and certification, and analysis of electronic and optical components. The independent laboratories were sold in fiscal 2015.

Financial results by segment are summarized in Note 12 to our consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Automotive	77.5%	76.0%	71.3%
Interface	15.6%	17.4%	18.3%
Power Products	6.9%	6.6%	9.8%
Other	—%	—%	0.6%

Our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are sold through in-house sales staff and through independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 12 to our consolidated financial statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

Sources and Availability of Materials.  The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, light-emitting diode ("LED") displays, plastic molding materials, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item. We normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. We did not experience any significant price increases in fiscal 2017, fiscal 2016 and fiscal 2015. We experienced some lower costs for certain commodities, primarily the cost of resin-based products, in fiscal 2016 and fiscal 2015.

Patents.  The Company has been granted a number of patents in the U.S., Europe and Asia and has additional domestic and international patent applications pending related to our products and manufacturing processes. The Company's existing patents expire on various dates from 2017 to 2031. The Company seeks patents in order to protect the Company's interest in certain products and technologies, including our TouchSensor, magnetic torque sensing, medical devices and high-power distribution products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality.  A significant portion of our business is dependent upon the automotive sales and vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns.

Material Customers.  During the fiscal year ended April 29, 2017, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 49.6% and 9.3%, respectively, of consolidated net sales.  In general, these sales were for component parts used in particular vehicle models of the OEMs. Typically, our Ford and GM supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each Ford or GM part as identified by the customer part number. Each such Ford or GM blanket purchase order accounted for less than 10.0% of our fiscal 2017 consolidated net sales. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply Ford or GM the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both Ford and GM order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various Ford or GM plants and include information regarding part quantities and delivery specifications.

Backlog. Our backlog of orders was approximately $203.2 million on April 29, 2017, and $137.5 million on April 30, 2016.  We expect that most of the backlog at April 29, 2017 will be shipped within fiscal 2018.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of our costs of goods sold on the Company's Consolidated Statements of Income. Expenditures for such activities amounted to $27.8 million for both fiscal 2017 and fiscal 2016 and $24.5 million for fiscal 2015.

Environmental Matters.  Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position.  Currently, we do not have any environmental-related lawsuits or material administrative proceedings pending against us.  Further information as to environmental matters affecting us is presented in Note 8 to our consolidated financial statements.

Employees.  At April 29, 2017 and April 30, 2016, we had 4,464 and 4,345 employees, respectively.  We also, from time to time, employ part-time employees and hire independent contractors.  Our employees from our Malta and Mexico facilities, which account for approximately 67% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

Segment Information and Foreign Sales.  Information about our operations by segment and different geographic region is summarized in Note 12 to our consolidated financial statements.

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

Our Company website address is www.methode.com. We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our Company, is routinely posted and accessible on the Investor Relations subpage of our website. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.   Also posted on our website are the Company’s Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 7401 West Wilson Avenue, Chicago, Illinois 60706, Attention: Investor Relations Department.  Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of September 13, 2016.

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

Our business is dependent on two large automotive customers.  If we were to lose either of these customers or experienced a significant decline in the volume or price of products purchased by these customers, or if either of the customers declared bankruptcy, our future results could be adversely affected.

During the year ended April 29, 2017, shipments to GM and Ford, or their tiered suppliers, represented 49.6% and 9.3%, respectively, of our consolidated net sales. The sales to GM primarily consisted of integrated center consoles for use in trucks and SUV's, and a shift in consumer preference for smaller or more fuel efficient vehicles could adversely affect our operating results. The supply arrangements with these customers generally provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a Ford or GM supply arrangement for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition. The Company, from time to time, provides price concessions in connection with the awarding of new business.

Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Our components are found in the primary end-markets of the automotive, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances, consumer and industrial equipment markets, and medical device markets.  Key economic and market conditions which could impact the automotive industry include availability of affordable financing, fuel costs, consumer confidence and unemployment levels. Factors negatively affecting these industries also negatively affect our business, financial condition and operating results. Any adverse occurrence, including industry slowdown, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and operating results.

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

In connection with the awarding of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality demands. Additionally, we must effectively coordinate the activities of numerous suppliers in order for the program launches of certain of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. The Company, from time to time, provides price concessions in connection with the awarding of new business.
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

Our international operations subject us to extensive domestic and foreign regulations and expose us to a variety of domestic and foreign political, economic and other risks, including: changes in foreign or domestic government leadership; changes in foreign or domestic laws or regulations impacting our overall business model or restricting our ability to manufacture, purchase or sell our products; changes in domestic or foreign tax laws; changes in international trade and investment policies, including restrictions or taxes on the repatriation of dividends or other funds, new or higher tariffs, duties or customs (for example, on products imported from Mexico or China), new barriers to entry or domestic preference procurement requirements and changes to, or withdrawals from, free trade agreements; changes in foreign currency exchange rates and interest rates; economic downturns in foreign countries or geographic regions where we have significant operations, such as Mexico and China; significant changes in conditions in the countries in which we operate with the effect of competition from new market entrants and, in the United Kingdom, with passage of a referendum to discontinue membership in the European Union; impact of compliance with U.S. and other foreign countries’ export controls and economic sanctions; liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws; differing labor regulations and union relationships; logistical and communications challenges; and differing protections for our intellectual property.

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
Our ability, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

We require substantial amounts of materials, including application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, LED displays, plastic molding materials, precious metals, and silicon die castings. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the availability of, or price for, these materials could materially adversely affect our results of operations and financial condition.

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

We believe our current world-wide cash balances, together with expected future cash flows to be generated from operations and our committed credit facility, will be sufficient to support current operations. Since a significant portion of our operations are conducted at our international locations, a significant amount of cash and expected future cash flows are located outside of the U.S. As of April 29, 2017, approximately 99% of our cash and cash equivalents was held by our international subsidiaries. No provision has been made for income taxes on the undistributed net income of foreign operations, as we currently expect them to be indefinitely reinvested in our foreign operations. However, if we change our position and the cash is repatriated back to the U.S., it may create a tax liability which could have an adverse affect on our U.S. federal and state taxes and results of operations.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers, thereby creating delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. While we may purchase insurance policies to cover the direct economic impact experienced following a natural disaster occurring at one of our own facilities, there can be no assurance that such insurance policies will cover the full extent of our financial loss nor will they cover losses which are not economic in nature such as, for example, our reputation as a reliable supplier.

We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

The technologies relating to some of our products have undergone, and are continuing to undergo, rapid and significant changes. Specifically, end-markets for electronic components and assemblies are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards.  These changes could render our existing products unmarketable before we can recover any or all of our research, development and other expenses. Furthermore, the life cycles of our products vary, may change and are difficult to estimate. If we are unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and operating results could be materially adversely affected.

Our information technology (“IT”) systems could be breached.

We face certain security threats relating to the confidentiality and integrity of our IT systems. Despite implementation of security measures, our IT systems may be vulnerable to damage from computer viruses, cyber attacks and other unauthorized access, and these security breaches could result in a disruption to our operations. A material network breach of our IT systems could involve the theft of our and our customers' intellectual property or trade secrets which may be used by competitors to develop competing products. To the extent that any security breach results in a loss or damage to data, or inappropriate disclosure of confidential or proprietary information, it could cause significant damage to our reputation, affect our customer relations, lead to claims against us, increase our costs to protect against future damage and could result in a material adverse effect on our business and financial position.

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

The success of our acquisitions depends on our ability to:

•	successfully execute the integration or consolidation of the acquired operations into our existing businesses;

•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;

•	finance the acquisition;

•	identify and take advantage of cost reduction opportunities; and

•	further penetrate new and existing markets with the product capabilities we may acquire.

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

Pursuant to U.S. GAAP, we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write-off goodwill and intangible assets of $11.1 million in fiscal 2015. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in the operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported results in these periods.

Regulations related to the use of conflict-free minerals may increase our costs and expenses, and an inability to certify that our products are conflict-free may adversely affect customer relationships.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals. As a result, the SEC enacted annual disclosure and reporting requirements for public companies that use these minerals in their products, which apply to us. Under the rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures which began in May 2014. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the rules may reduce the number of suppliers who provide components and products containing conflict-free minerals and thus may increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses may have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which may place us at a competitive disadvantage, and our reputation may be harmed.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage
Corporate:
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

Item 3.  Legal Proceedings

As of April 29, 2017, we were not involved in any material legal proceedings or any legal proceedings or material administrative proceedings with governmental authorities pertaining to the discharge of materials into the environment or otherwise.

Item 4.  Mine Safety Disclosures

Not Applicable

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	61	Chief Executive Officer since 2004 and President and Director since 2001.

John R. Hrudicka	53
Chief Financial Officer of the Company since 2016; prior thereto, served as Titan International, Inc. Chief Financial Officer from 2014 to 2016. Prior to that time, Chief Financial Officer at Elkay Manufacturing from 2006 to 2014.

Timothy R. Glandon	53	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.

Joseph E. Khoury	53	Senior Vice President since 2015; prior thereto, Vice President and General Manager, European Operations since 2004.

Theodore P. Kill	66	President of Dabir Surfaces since September 2016 and Vice President, Worldwide Automotive Sales since 2006.

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

			Dividends Declared Per Share

	High	Low
Fiscal Year ended April 29, 2017
First Quarter	$35.91	$27.13	$0.09
Second Quarter	37.11	29.85	0.09
Third Quarter	44.05	30.25	0.09
Fourth Quarter	46.40	40.75	0.09

Fiscal Year ended April 30, 2016
First Quarter	$49.00	$25.01	$0.09
Second Quarter	34.18	22.72	0.09
Third Quarter	37.25	23.83	0.09
Fourth Quarter	31.57	24.38	0.09

On June 15, 2017, the Board of Directors declared a dividend of $0.09 per share of common stock, payable on July 28, 2017, to holders of record on July 14, 2017. As of June 20, 2017, the number of record holders of our common stock was 434.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report.  The Consolidated Statements of Income data for fiscal 2017, fiscal 2016 and fiscal 2015, and the Consolidated Balance Sheets data as of April 29, 2017 and April 30, 2016, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The Consolidated Statements of Income data for fiscal 2014 and fiscal 2013, and the Consolidated Balance Sheets data as of May 2, 2015, May 3, 2014 and April 27, 2013 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
(In Millions, Except Percentages and Per Share Amounts)	April 29, 2017 (1)	April 30, 2016 (2)	May 2, 2015 (3)	May 3, 2014 (53 weeks) (4)	April 27, 2013 (5)
Income Statement Data:
Net sales	$816.5	$809.1	$881.1	$772.8	$519.8
Income before income taxes	115.9	110.9	120.8	75.9	37.9
Income tax expense/(benefit)	23.0	26.3	19.8	(20.3)	(2.5)
Net income attributable to Methode Electronics, Inc.	92.9	84.6	101.1	96.1	40.7

Per Common Share:
Basic net income	2.49	2.21	2.61	2.53	1.09
Diluted net income	2.48	2.20	2.58	2.51	1.08
Dividends	0.36	0.36	0.36	0.30	0.28
Book Value	14.53	12.61	11.82	10.21	7.71

Long-term Debt	27.0	57.0	5.0	48.0	43.5
Retained Earnings	427.0	358.6	356.5	269.2	184.4
Fixed Assets, Net	90.6	93.0	93.3	101.2	98.4
Total Assets	704.0	655.9	604.1	575.5	434.9

Return on Average Equity	18.6%	18.2%	23.5%	28.2%	15.0%
Pre-tax Income as a Percentage of Sales	14.2%	13.7%	13.7%	9.8%	7.3%
Net Income as a Percentage of Sales	11.4%	10.5%	11.3%	12.4%	7.8%

(1) Fiscal 2017 includes $11.0 million of pre-tax legal expense relating to the Hetronic litigation. See Note 9 to our consolidated financial statements for more information. Fiscal 2017 also includes pre-tax exit costs for two reporting units of $2.3 million, pre-tax acquisition expenses of $1.5 million, primarily related to a potential acquisition we elected not to undertake, and income of $4.5 million for an international government grant for maintaining certain employment levels during the period. The results for fiscal 2017 include a tax benefit of $4.0 million for foreign investment tax credits, partially offset by a tax expense of $1.7 million on a dividend between foreign entities.
(2) Fiscal 2016 includes $9.9 million of pre-tax legal expense relating to the Hetronic litigation.
(3) Fiscal 2015 includes a $5.0 million tax benefit related to the release of a valuation allowance against deferred tax assets in Malta. Fiscal 2015 also includes a goodwill pre-tax impairment charge of $11.1 million, a pre-tax gain on the sale of a business of $7.7 million and $3.1 million of pre-tax legal expense relating to the Hetronic litigation.
(4) Fiscal 2014 includes a $31.7 million tax benefit related to the release of a valuation allowance against deferred tax assets in the U.S. Fiscal 2014 also includes an intangible asset pre-tax impairment charge of $1.7 million and a pre-tax gain on the sale of one of the Company's investments of $3.2 million.
(5) Fiscal 2013 includes $20.0 million of pre-tax income from the Delphi legal settlement. Fiscal 2013 also includes a pre-tax charge of $4.3 million related to the impairment of goodwill for our Eetrex reporting unit.

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

Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), medical device, rail and other transportation industries.

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. The Company purchased 280,168 shares of outstanding common stock for $9.8 million in fiscal 2017 and 1,997,298 shares for $62.3 million in fiscal 2016. In total, the Company has purchased 2,277,466 shares of outstanding common stock for $72.1 million under the plan. The program may be suspended or terminated at any time.

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander, and an affiliated company has filed a suit in front of the European Union Intellectual Property Office seeking to invalidate the company’s NOVA trademark in the EU. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of April 29, 2017, the matter remains in the discovery stage.

We incurred legal fees of $11.0 million, $9.9 million and $3.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses in the Interface segment.

Results of Operations

Results of Operations for the Fiscal Year Ended April 29, 2017, as Compared to the Fiscal Year Ended April 30, 2016.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net sales	$816.5	$809.1	$7.4	0.9%

Cost of products sold	598.2	596.2	2.0	0.3%

Gross profit	218.3	212.9	5.4	2.5%

Selling and administrative expenses	105.2	100.8	4.4	4.4%
Amortization of intangibles	2.3	2.4	(0.1)	(4.2)%
Interest income, net	(0.4)	(0.7)	0.3	N/M	*
Other income, net	(4.7)	(0.5)	(4.2)	N/M	*
Income tax expense	23.0	26.3	(3.3)	(12.5)%
Net income attributable to Methode Electronics, Inc.	$92.9	$84.6	$8.3	9.8%

Percent of sales:	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	73.3%	73.7%
Gross margins	26.7%	26.3%
Selling and administrative expenses	12.9%	12.5%
Amortization of intangibles	0.3%	0.3%
Interest income, net	—%	(0.1)%
Other income, net	(0.6)%	(0.1)%
Income tax expense	2.8%	3.3%
Net income attributable to Methode Electronics, Inc.	11.4%	10.5%

*N/M equals non meaningful

Net Sales.  Consolidated net sales increased $7.4 million, or 0.9%, to $816.5 million for the fiscal year ended April 29, 2017, from $809.1 million for the fiscal year ended April 30, 2016.  The Automotive segment's net sales increased $17.9 million, or 2.9%, to $632.2 million for fiscal 2017, from $614.3 million for fiscal 2016.  The Interface segment's net sales decreased $13.4 million, or 9.5%, to $127.4 million for fiscal 2017, compared to $140.8 million for fiscal 2016. The Power Products segment's net sales increased $2.8 million, or 5.2%, to $56.3 million for fiscal 2017, compared to $53.5 million for fiscal 2016. Translation of foreign operations' net sales for fiscal 2017 decreased net sales by $5.5 million, or 0.7%, compared to the average currency rates in fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan and the euro.

Cost of Products Sold.  Consolidated cost of products sold increased $2.0 million, or 0.3%, to $598.2 million for the fiscal year ended April 29, 2017, compared to $596.2 million for the fiscal year ended April 30, 2016.  Consolidated cost of products sold as a percentage of net sales decreased to 73.3% for fiscal 2017, compared to 73.7% for fiscal 2016.  The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. The Automotive segment was favorably impacted by both commodity pricing adjustments of $1.0 million and $1.0 million for the reversal of accruals related to customer commercial issues resolved in fiscal 2017. The fiscal 2017 cost of goods sold was negatively impacted by $2.2 million due to exit costs for our Connectivity and Active Energy Solutions reporting units. Both businesses were shuttered due to market conditions. The Power Products segment experienced favorable change in cost of goods sold as a percentage of sales, primarily due to implemented overhead cost reductions in the U.S. and China. In fiscal 2016, the Interface segment experienced additional costs of $1.0 million, as well as inefficiencies, related to the move of the radio remote control operation from the Philippines to Egypt.

Gross Profit.  Consolidated gross profit increased $5.4 million, or 2.5%, to $218.3 million for the fiscal year ended April 29, 2017, as compared to $212.9 million for the fiscal year ended April 30, 2016.  Gross margins as a percentage of net sales increased to 26.7% for the fiscal year ended April 29, 2017, compared to 26.3% for the fiscal year ended April 30, 2016.  The Automotive segment was favorably impacted by both commodity pricing adjustments of $1.0 million and $1.0 million for the reversal of accruals related to customer commercial issues resolved in fiscal 2017. The Automotive, Interface and Power Products segments were all favorably impacted by commodity pricing of raw materials and a favorable currency impact on material purchases and labor costs. The Power Products segment experienced favorable gross margins as a percentage of sales primarily due to implemented overhead cost reductions in the U.S. and China. The fiscal 2017 gross margins were negatively impacted by exit costs related to the closure of our Connectivity and Active Energy Solutions reporting units. In fiscal 2016, the Interface segment experienced additional costs of $1.0 million, as well as inefficiencies, related to the move of the radio remote control operation from the Philippines to Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses increased $4.4 million, or 4.4%, to $105.2 million for the fiscal year ended April 29, 2017, compared to $100.8 million for the fiscal year ended April 30, 2016.  Selling and administrative expenses as a percentage of net sales increased to 12.9% for the fiscal year ended April 29, 2017, from 12.5% for the fiscal year ended April 30, 2016. In fiscal 2017, expenses increased for stock award amortization expenses by $5.0 million, legal and other professional fees by $1.6 million and fees related to acquisition activity, primarily for a potential acquisition we elected not to undertake, by $1.5 million, partially offset by selling and fringe related expenses of $2.3 million and lower travel expenses of $1.5 million.

Interest Income, Net.  Interest income, net decreased $0.3 million, to $0.4 million for the fiscal year ended April 29, 2017, compared to $0.7 million for the fiscal year ended April 30, 2016. The decrease is primarily due to increased average debt levels during fiscal 2017 as compared to fiscal 2016.

Other Income, Net. Other income, net increased $4.2 million to $4.7 million for the fiscal year ended April 29, 2017, compared to $0.5 million for the fiscal year ended April 30, 2016. Fiscal 2017 includes $4.5 million for an international government grant for maintaining certain employment levels during the period. All other amounts for both fiscal 2017 and fiscal 2016 relate to currency rate fluctuations. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.

Income Tax Expense.  Income tax expense decreased $3.3 million, or 12.5%, to $23.0 million for the fiscal year ended April 29, 2017, compared to $26.3 million for the fiscal year ended April 30, 2016.  The Company's effective tax rate decreased to 19.9% in fiscal 2017, compared to 23.8% in fiscal 2016. The results for fiscal 2017 include a tax benefit of $4.0 million for foreign investment tax credits, partially offset by a tax expense of $1.7 million on a dividend between foreign entities

Net Income Attributable to Methode Electronics, Inc.  Net income attributable to Methode Electronics, Inc. increased $8.3 million, or 9.8%, to $92.9 million for the fiscal year ended April 29, 2017, compared to $84.6 million for the fiscal year ended April 30, 2016, primarily due to higher sales volumes, the favorable impact of commodity pricing adjustments and resolved customer commercial issues, favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, an international government grant, lower travel expenses and lower tax expenses. Net income was unfavorably impacted by higher stock award amortization expense, exit costs, increased legal, acquisitions related expenses and professional fees.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net sales	$632.2	$614.3	$17.9	2.9%

Cost of products sold	449.4	443.6	5.8	1.3%

Gross profit	182.8	170.7	12.1	7.1%

Selling and administrative expenses	34.5	33.9	0.6	1.8%
Income from operations	$148.3	$136.8	$11.5	8.4%

Percent of sales:	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	71.1%	72.2%
Gross margins	28.9%	27.8%
Selling and administrative expenses	5.5%	5.5%
Income from operations	23.5%	22.3%

Net Sales.  Automotive segment net sales increased $17.9 million, or 2.9%, to $632.2 million for the fiscal year ended April 29, 2017, from $614.3 million for the fiscal year ended April 30, 2016.  Net sales increased in North America by $28.5 million, or 8.4%, to $369.4 million for fiscal 2017, compared to $340.9 million for fiscal 2016. Sales volumes increased for our GM Center Console program (with the launch of new platforms in the fourth quarter of fiscal 2016), user interface assemblies, and for transmission lead-frame assemblies. Sales volumes decreased $2.3 million for the Ford Center Console program. North American sales were negatively impacted by pricing concessions on certain products. Net sales decreased in Europe by $7.8 million, or 4.9%, to $151.9 million in fiscal 2017, compared to $159.7 million in fiscal 2016, primarily due to lower sales volumes of ignition switch products and decreased sales of customer funded tooling and design and development services. Europe experienced higher sales volumes of certain Integrated Center Panels and steering wheel switch products. Net sales in Asia decreased $2.8 million, or 2.5%, to $110.9 million in fiscal 2017, compared to $113.7 million in fiscal 2016. The Asian sales were negatively impacted by $3.7 million due to the strengthening of the U.S dollar as compared to the Chinese yuan. Sales volumes increased for linear position sensor products and transmission lead-frame assemblies, partially offset by lower sales volumes of steering-angle sensor products. Translation of foreign operations' total Automotive net sales for the fiscal year ended April 29, 2017 decreased by $5.5 million, or 0.9%, in fiscal 2017, compared to the average currency rates in fiscal 2016, primarily due to the strengthening of the U.S. dollar compared to the euro and the Chinese yuan.

Cost of Products Sold.  Automotive segment cost of products sold increased $5.8 million, or 1.3%, to $449.4 million for the fiscal year ended April 29, 2017, from $443.6 million for the fiscal year ended April 30, 2016.  The Automotive segment cost of products sold as a percentage of net sales decreased to 71.1% in fiscal 2017, compared to 72.2% in fiscal 2016.  The results for fiscal 2017 include $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. In addition, the decrease is due to favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico and China. Fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods.

Gross Profit.  Automotive segment gross profit increased $12.1 million, or 7.1%, to $182.8 million for the fiscal year ended April 29, 2017, as compared to $170.7 million for the fiscal year ended April 30, 2016.  The Automotive segment gross margins as a percentage of net sales increased to 28.9% for the fiscal year ended April 29, 2017, as compared to 27.8% for the fiscal year ended April 30, 2016.  The gross profit for fiscal 2017 was favorably impacted by $1.0 million for commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. In addition, gross profit was favorably impacted due to favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico and China. Fiscal 2016 was favorably impacted by $1.3 million due to a refund of import duties from prior periods.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.6 million, or 1.8%, to $34.5 million for the fiscal year ended April 29, 2017, compared to $33.9 million for the fiscal year ended April 30, 2016.  Selling and administrative expenses as a percentage of net sales remained constant at 5.5% for the fiscal year ended April 29, 2017, compared to the fiscal year ended April 30, 2016. The increase in expenses in fiscal 2017 is primarily due to higher stock award amortization expense, partially offset with lower bonus, commission and travel expenses.

Income from Operations.  Automotive segment income from operations increased $11.5 million, or 8.4%, to $148.3 million for the fiscal year ended April 29, 2017, compared to $136.8 million for the fiscal year ended April 30, 2016. Income from operations increased in fiscal 2017 due to increased sales volumes, commodity pricing adjustments and a one-time reversal of accruals related to resolved customer commercial issues, favorable commodity pricing of raw materials and the favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations and lower bonus and travel expenses. Income from operations was negatively impacted in fiscal 2017 due to higher stock award amortization expenses.

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net sales	$127.4	$140.8	$(13.4)	(9.5)%

Cost of products sold	100.8	107.9	(7.1)	(6.6)%

Gross profit	26.6	32.9	(6.3)	(19.1)%

Selling and administrative expenses	27.5	30.2	(2.7)	(8.9)%
Income/(loss) from operations	$(0.9)	$2.7	$(3.6)	(133.3)%

Percent of sales:	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	79.1%	76.6%
Gross margins	20.9%	23.4%
Selling and administrative expenses	21.6%	21.4%
Income/(loss) from operations	(0.7)%	1.9%

Net Sales.  Interface segment net sales decreased $13.4 million, or 9.5%, to $127.4 million for the fiscal year ended April 29, 2017, from $140.8 million for the fiscal year ended April 30, 2016.  Net sales decreased in North America by $12.8 million, or 11.5%, to $98.1 million in fiscal 2017, compared to $110.9 million in fiscal 2016, primarily due to lower sales volumes of data solutions and appliance products. In addition, North American sales are down due to pricing concessions for certain data solutions products. Net sales in Europe decreased $0.5 million, or 1.9%, to $25.8 million in fiscal 2017, compared to $26.3 million in fiscal 2016, primarily due to lower sales volumes of our data solutions products. Net sales in Asia decreased $0.1 million, or 2.8%, to $3.5 million in fiscal 2017, compared to $3.6 million in fiscal 2016, primarily due to slightly lower sales volumes of legacy products.

Cost of Products Sold.  Interface segment cost of products sold decreased $7.1 million, or 6.6%, to $100.8 million for the fiscal year ended April 29, 2017, compared to $107.9 million for the fiscal year ended April 30, 2016.  Interface segment cost of products sold as a percentage of net sales increased to 79.1% for the fiscal year ended April 29, 2017, compared to 76.6% for the fiscal year ended April 30, 2016.  The increase is primarily due to lower sales volumes, specifically data solutions products. Cost of products sold for fiscal 2017 includes exit costs of $1.1 million for our Connectivity reporting unit. The business was shuttered at the end of fiscal 2017 due to market conditions. The fiscal 2017 cost of goods sold was favorably impacted due to favorable commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs, primarily in Mexico. Fiscal 2016 was unfavorably impacted due to additional costs and inefficiencies experienced related to the move of the radio remote control operation from the Philippines to Egypt. The

Company experienced moving costs, severance and redundant staffing of $1.0 million in addition to the manufacturing inefficiencies.

Gross Profit.  Interface segment gross profit decreased $6.3 million, or 19.1%, to $26.6 million for the fiscal year ended April 29, 2017, compared to $32.9 million for the fiscal year ended April 30, 2016.  Gross margins as a percentage of net sales decreased to 20.9% for the fiscal year ended April 29, 2017, from 23.4% for the fiscal year ended April 30, 2016.  The decrease is primarily due to lower sales volumes, specifically data solutions products. Gross profit was also negatively impacted by $1.1 million of exit costs. Gross profit was favorably impacted due to commodity pricing of raw materials and a favorable currency impact on both the purchase of certain raw materials and labor costs in our foreign operations, primarily in Mexico. Fiscal 2016 was unfavorably impacted due to moving costs, severance and redundant staffing related to the move from the Philippines to Egypt.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.7 million, or 8.9%, to $27.5 million for the fiscal year ended April 29, 2017, compared to $30.2 million for the fiscal year ended April 30, 2016.  Selling and administrative expenses as a percentage of net sales increased to 21.6% for the fiscal year ended April 29, 2017, from 21.4% for the fiscal year ended April 30, 2016. The decrease in selling and administrative expenses is primarily due to lower compensation, travel and advertising expenses, partially offset by increased legal fees and stock award amortization expenses.

Income/(loss) from Operations.  Interface segment income/(loss) from operations decreased $3.6 million, or 133.3%, to a loss of $0.9 million for the fiscal year ended April 29, 2017, compared to income of $2.7 million for the fiscal year ended April 30, 2016, primarily due to lower sales volumes, exit costs, higher legal fees and higher stock award amortization expense, partially offset with favorable commodity pricing of raw materials and the currency impact of labor related expenses, lower compensation related expenses, lower travel expenses and lower advertising expenses.

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net sales	$56.3	$53.5	$2.8	5.2%

Cost of products sold	41.2	40.5	0.7	1.7%

Gross profit	15.1	13.0	2.1	16.2%

Selling and administrative expenses	3.6	3.6	—	—%
Income from operations	$11.5	$9.4	$2.1	22.3%

Percent of sales:	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Cost of products sold	73.2%	75.7%
Gross margins	26.8%	24.3%
Selling and administrative expenses	6.4%	6.7%
Income from operations	20.4%	17.6%

Net Sales.  Power Products segment net sales increased $2.8 million, or 5.2%, to $56.3 million for the fiscal year ended April 29, 2017, compared to $53.5 million for the fiscal year ended April 30, 2016.  Net sales decreased in North America by $3.2 million, or 11.9%, to $23.6 million in fiscal 2017, compared to $26.8 million in fiscal 2016, primarily due to lower sales volumes of busbar products. Net sales in Europe decreased $0.4 million, or 5.3%, to $7.1 million in fiscal 2017, compared to $7.5 million in fiscal 2016, primarily due to lower sales of bypass switches, partially offset by higher sales volumes of busbar products. Net sales in Asia increased $6.4 million, or 33.3%, to $25.6 million in fiscal 2017, compared to $19.2 million in fiscal 2016, due to higher sales volumes of PowerRail® and other busbar products.

Cost of Products Sold.  Power Products segment cost of products sold increased $0.7 million, or 1.7%, to $41.2 million for the fiscal year ended April 29, 2017, compared to $40.5 million for the fiscal year ended April 30, 2016.  The Power

Products segment cost of products sold as a percentage of net sales decreased to 73.2% for the fiscal year ended April 29, 2017, from 75.7% for the fiscal year ended April 30, 2016.  The decrease primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Gross Profit.  Power Products segment gross profit increased $2.1 million, or 16.2%, to $15.1 million in fiscal 2017, compared to $13.0 million in fiscal 2016.  Gross margins as a percentage of net sales increased to 26.8% for the fiscal year ended April 29, 2017 from 24.3% for the fiscal year ended April 30, 2016. The increase primarily relates to higher sales volumes, favorable commodity pricing and implemented overhead cost reductions in the U.S. and China. In addition, our China operation experienced a favorable currency impact for both material and labor expenses due to the weakening Chinese yuan.

Selling and Administrative Expenses.  Selling and administrative expenses remained constant at $3.6 million for both the fiscal year ended April 29, 2017 and the fiscal year ended April 30, 2016. Selling and administrative expenses as a percentage of net sales decreased to 6.4% for the fiscal year ended April 29, 2017, from 6.7% for the fiscal year ended April 30, 2016, primarily due to higher sales volumes.

Income From Operations.  Power Products segment income from operations increased $2.1 million, or 22.3%, to $11.5 million for the fiscal year ended April 29, 2017, compared to $9.4 million for the fiscal year ended April 30, 2016, due to increased sales volumes, overhead cost reductions and the favorable currency impact on material purchases.

Other Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net sales	$0.3	$0.3	$—	—%

Cost of products sold	6.5	4.3	2.2	51.2%

Gross profit	(6.2)	(4.0)	(2.2)	55.0%

Selling and administrative expenses	6.2	4.8	1.4	29.2%

Loss from operations	$(12.4)	$(8.8)	$(3.6)	N/M	*

*N/M equals non meaningful

Net Sales.  The reporting units in this segment (including medical devices, inverters and battery systems) had minimal net sales in fiscal 2017 and fiscal 2016 due to the products being newly launched.

Cost of Products Sold.  Other segment cost of products sold was $6.5 million for the fiscal year ended April 29, 2017, compared to $4.3 million for the fiscal year ended April 30, 2016. Cost of products sold for fiscal 2017 includes exit costs of $1.2 million for our Active Energy Solutions (inverters and battery systems) reporting unit. The business was shuttered at the end of fiscal 2017 due to market conditions. In addition to the exit costs, the increase primarily relates to research and development initiatives for the medical device business.

Gross Profit.  The Other segment gross profit was a loss of $6.2 million and $4.0 million for the fiscal years ended April 29, 2017 and April 30, 2016, respectively. Gross profit was negatively impacted by $1.2 million of exit costs for our Active Energy Solutions reporting unit. In addition to the exit costs, the increased loss primarily relates to research and development initiatives for the medical device business.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.4 million, or 29.2%, to $6.2 million for the fiscal year ended April 29, 2017, compared to $4.8 million for the fiscal year ended April 30, 2016.  The increase primarily is due to higher outside professional fees and marketing expenses related to new product introductions for our medical device business.

Loss From Operations  The Other segment loss from operations increased $3.6 million to $12.4 million for the fiscal year ended April 29, 2017, compared to $8.8 million for the fiscal year ended April 30, 2016.  The increased loss relates to exit costs for our Active Energy Solutions reporting unit and higher outside professional fees, research and development costs and marketing expenses during fiscal 2017 for our medical device business.

Results of Operations for the Fiscal Year Ended April 30, 2016, as Compared to the Fiscal Year Ended May 2, 2015.
Consolidated Results
Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 30, 2016	May 2, 2015	Net Change ($)	Net Change (%)
Net sales	$809.1	$881.1	$(72.0)	(8.2)%

Cost of products sold	596.2	662.3	(66.1)	(10.0)%

Gross profit	212.9	218.8	(5.9)	(2.7)%

Impairment of goodwill and intangible assets	—	11.1	(11.1)	N/M	*
Selling and administrative expenses	100.8	94.0	6.8	7.2%
Amortization of intangibles	2.4	1.5	0.9	60.0%
Gain from sale of business	—	(7.7)	7.7	N/M	*
Interest income, net	(0.7)	(0.7)	—	—%
Other income, net	(0.5)	(0.2)	(0.3)	N/M	*
Income tax expense	26.3	19.8	6.5	32.8%
Net income attributable to non controlling interest	—	(0.1)	0.1	N/M	*
Net income attributable to Methode Electronics, Inc.	$84.6	$101.1	$(16.5)	(16.3)%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	73.7%	75.2%
Gross margins	26.3%	24.8%
Impairment of goodwill and intangible assets	—%	1.3%
Selling and administrative expenses	12.5%	10.7%
Amortization of intangibles	0.3%	0.2%
Gain from sale of business	—%	(0.9)%
Interest income, net	(0.1)%	(0.1)%
Other income, net	(0.1)%	—%
Income tax expense	3.3%	2.2%
Net income attributable to non controlling interest	—%	—%
Net income attributable to Methode Electronics, Inc.	10.5%	11.5%

*N/M equals non meaningful

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

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 30, 2016	May 2, 2015	Net Change ($)	Net Change (%)
Net sales	$614.3	$628.4	$(14.1)	(2.2)%

Cost of products sold	443.6	471.0	(27.4)	(5.8)%

Gross profit	170.7	157.4	13.3	8.4%

Selling and administrative expenses	33.9	32.5	1.4	4.3%
Income from operations	$136.8	$124.9	$11.9	9.5%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	72.2%	75.0%
Gross margins	27.8%	25.0%
Selling and administrative expenses	5.5%	5.2%
Income from operations	22.3%	19.9%

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

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 30, 2016	May 2, 2015	Net Change ($)	Net Change (%)
Net sales	$140.8	$161.7	$(20.9)	(12.9)%

Cost of products sold	107.9	123.0	(15.1)	(12.3)%

Gross profit	32.9	38.7	(5.8)	(15.0)%

Impairment of goodwill	—	11.1	(11.1)	N/M	*
Selling and administrative expenses	30.2	20.6	9.6	46.6%
Income from operations	$2.7	$7.0	$(4.3)	(61.4)%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	76.6%	76.1%
Gross margins	23.4%	23.9%
Impairment of goodwill	—%	6.9%
Selling and administrative expenses	21.4%	12.7%
Income from operations	1.9%	4.3%

*N/M equals non meaningful

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

Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 30, 2016	May 2, 2015	Net Change ($)	Net Change (%)
Net sales	$53.5	$85.7	$(32.2)	(37.6)%

Cost of products sold	40.5	57.9	(17.4)	(30.1)%

Gross profit	13.0	27.8	(14.8)	(53.2)%

Selling and administrative expenses	3.6	4.6	(1.0)	(21.7)%
Income from operations	$9.4	$23.2	$(13.8)	(59.5)%

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	75.7%	67.6%
Gross margins	24.3%	32.4%
Selling and administrative expenses	6.7%	5.4%
Income from operations	17.6%	27.1%

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

Other Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 30, 2016	May 2, 2015	Net Change ($)	Net Change (%)
Net sales	$0.3	$5.2	$(4.9)	(94.2)%

Cost of products sold	4.3	7.0	(2.7)	(38.6)%

Gross profit	(4.0)	(1.8)	(2.2)	122.2%

Selling and administrative expenses	4.8	4.6	0.2	4.3%

Loss from operations	$(8.8)	$(6.4)	$(2.4)	N/M	*

Percent of sales:	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of products sold	1,433.3%	134.6%
Gross margins	(1,333.3)%	(34.6)%
Selling and administrative expenses	1,600.0%	88.5%
Loss from operations	(2,933.3)%	(123.1)%

*N/M equals non meaningful

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

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances, together with expected future cash flows to be generated from operations and our committed credit facility, will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $294.0 million of cash and cash equivalents as of April 29, 2017, $292.1 million was held in subsidiaries outside the U.S. Our foreign earnings continue to be indefinitely reinvested outside the U.S. and therefore not available to fund our domestic operations. We currently have minimal federal and state net operating loss carryforwards in the U.S. to reduce the cash tax obligation upon any future repatriation of funds.

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
At April 29, 2017, the interest rate on the credit facility was 1.25% plus LIBOR. At April 29, 2017, we were in compliance with the covenants of the agreement. During fiscal 2017, we had no borrowings and made payments of $31.1 million, which included interest of $1.1 million under this credit facility. As of April 29, 2017, there were outstanding balances against the credit facility of $27.0 million. There was $123.0 million available to borrow under the credit facility as of April 29, 2017, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of April 29, 2017.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Net income	$92.9	$84.6	$101.0
Depreciation and amortization	24.3	23.9	23.4
Changes in operating assets and liabilities	19.3	(12.7)	(8.9)
Other non-cash items	8.7	14.9	7.4
Cash flow from operations	$145.2	$110.7	$122.9

Operating Activities — Fiscal 2017 Compared to Fiscal 2016

Net cash provided by operating activities increased $34.5 million to $145.2 million for fiscal 2017, compared to $110.7 million for fiscal 2016, primarily due to higher net income, the changes in deferred income taxes and the changes in operating assets and liabilities. The net changes in assets and liabilities resulted in the decreased cash use of $32.0 million, to cash provided of $19.3 million in fiscal 2017, compared to cash use of $12.7 million in fiscal 2016. The decreased cash use in fiscal 2017 compared to fiscal 2016 is primarily driven by lower inventory balances and the timing of payments to suppliers.

Operating Activities — Fiscal 2016 Compared to Fiscal 2015

Net cash provided by operating activities decreased $12.2 million to $110.7 million for fiscal 2016, compared to $122.9 million for fiscal 2015, primarily due to lower net income, decreased cash use from deferred income taxes and the changes in operating assets and liabilities. The net changes in assets and liabilities resulted in the increased cash use of $3.8 million, to $12.7 million in fiscal 2016, compared to cash use of $8.9 million in fiscal 2015. The increased cash use in fiscal 2016 compared to fiscal 2015 is primarily driven by the payment of bonuses and the timing of receivable collections, partially offset with a decrease in inventory levels.

Investing Activities — Fiscal 2017 Compared to Fiscal 2016

Net cash used in investing activities increased by $0.1 million, to $21.7 million in fiscal 2017, compared to $21.6 million in fiscal 2016. Purchases of property, plant and equipment decreased by $0.8 million, to $22.4 million in fiscal 2017, compared to $23.2 million in fiscal 2016. Purchases for both periods primarily relate to equipment purchases for new product launches and the replacement of some older equipment. We sold buildings for $0.7 million and $1.6 million in fiscal 2017 and fiscal 2016, respectively.

Investing Activities — Fiscal 2016 Compared to Fiscal 2015

Net cash used in investing activities increased by $10.3 million, to $21.6 million in fiscal 2016, compared to $11.3 million in fiscal 2015. Purchases of property, plant and equipment increased by $0.7 million, to $23.2 million in fiscal 2016, compared to $22.5 million in fiscal 2015. Purchases for both periods primarily relate to equipment purchases for new product launches. In fiscal 2016, we sold a building for $1.6 million. In addition, fiscal 2016 included a $1.1 million escrow payment related to the sale of our investment in Lumidigm. In fiscal 2015, we sold our interest in our Trace Laboratories businesses for $11.7 million. We received $11.2 million related to the sale, with the remaining $0.5 million held in escrow. The escrow amount was paid in fiscal 2017.

Financing Activities — Fiscal 2017 Compared to Fiscal 2016

Net cash used in financing activities increased $18.3 million to $47.0 million in fiscal 2017, compared to $28.7 million in fiscal 2016.  In fiscal 2017, the Company had net repayments against the credit facility of $30.0 million and in fiscal 2016, the Company had net borrowings of $52.0 million. We paid dividends of $13.7 million and $13.5 million, in fiscal 2017 and 2016, respectively. In September 2015, the board of directors authorized the repurchase of up to $100.0 million of the Company's outstanding stock through September 1, 2017. During fiscal 2017 and fiscal 2016, the Company repurchased shares worth $9.8 and $62.3 million, respectively, under the plan. Fiscal 2017 and fiscal 2016 includes $1.1 million and $7.7 million, respectively, of taxes paid related to net share settlement of equity awards. There were proceeds from the exercise of stock options of $2.7 million in fiscal 2017 and $0.6 million in fiscal 2016. Fiscal 2017 and fiscal 2016 includes $4.9 million and $2.2 million, respectively, of excess tax benefit on equity shares issued and stock options exercised during those periods.

Financing Activities — Fiscal 2016 Compared to Fiscal 2015

Net cash used by financing activities decreased $19.8 million to $28.7 million in fiscal 2016, compared to $48.5 million in fiscal 2015.  In fiscal 2016, the Company had net proceeds against the credit facility of $52.0 million and in fiscal 2015, the Company had net repayment of borrowings of $43.0 million. We paid dividends of $13.5 million and $13.8 million, in fiscal 2016 and 2015, respectively. During fiscal 2016, the Company's Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. In fiscal 2016, the Company purchased $62.3 million, which includes $0.3 million in commissions, pursuant to the plan. Fiscal 2016 includes $7.7 million of taxes paid related to the net share settlement of equity awards, partially offset by $2.2 million of excess tax benefit on those shares as well as on stock options exercised during the fiscal year. There were proceeds from the exercise of stock options of $0.6 million in fiscal 2016, compared to $4.0 million in fiscal 2015.

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of April 29, 2017 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$11.4	$4.0	$6.2	$1.2	$—
Long-term debt	27.0	—	27.0	—	—
Purchase obligations	103.2	103.2	—	—	—
Deferred compensation	5.9	0.5	1.6	1.5	2.3
Total	$147.5	$107.7	$34.8	$2.7	$2.3

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the operating leases and purchase obligations noted in the preceding table.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We recognize revenue on product sales when (i) persuasive evidence of an agreement exists, (ii) the price is fixed or determinable, (iii) delivery has occurred or services have been rendered, and (iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned. The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from revenues).

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

Our revenues and accounts receivable are concentrated in a relatively small number of customers within the automotive industry.  A significant change in the liquidity or financial position of any one of these customers or a deterioration in the economic environment of the automotive industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, and additional allowances for doubtful accounts may be required.

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

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. After considering qualitative factors and other evidence obtained, we determine if it is more likely than not whether the reporting unit's fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a two-step impairment test (a quantitative analysis). We may also elect to proceed directly to the two-step impairment analysis without considering such qualitative factors.

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

We perform our annual impairment assessment for goodwill and other indefinite-lived intangibles as of the first day of the fourth quarter and more frequently if indicators of impairment exist.

Income Taxes.  As part of the process of preparing our Consolidated Financial Statements, we are required to calculate income taxes in each of the jurisdictions in which we operate. The process involves determining actual current tax expense, along with assessing temporary differences resulting from the differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and tax planning strategies in assessing the need for the valuation allowance.

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits were $17.9 million as of April 29, 2017, of which $16.0 million can be carried forward indefinitely and $1.9 million expires in 2020.

Contingencies.  We are subject to various investigations, claims and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities.  A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. For those matters that we can estimate a range of loss, we have established reserves at levels within that range to provide for the most likely scenario based upon available information.  The valuation of reserves for contingencies is reviewed on a quarterly basis to ensure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While we believe that the current level of reserves is adequate, changes in the future could impact these determinations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could have impacted our income before income taxes by $13.1 million and $8.7 million at April 29, 2017 and April 30, 2016, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso,

Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could have impacted our net foreign investments by $41.1 million at April 29, 2017 and $35.3 million at April 30, 2016.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk arises from our credit agreement, under which we had $27.0 million of net borrowings at April 29, 2017. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2018 based upon our current and expected levels of debt.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 29, 2017 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 29, 2017. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2017 annual meeting to be held on September 14, 2017, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2017 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation” in the definitive proxy statement for our 2017 annual meeting to be held on September 14, 2017, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2017 annual meeting to be held on September 14, 2017, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the company equity compensation plans as of April 29, 2017.
All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	697,169	(1)	$33.68	1,187,697
Equity compensation plans not approved by security holders	—		—	—
Total	697,169		$33.68	1,187,697

(1) Includes 129,169 stock options with a weighted average exercise price of $34.71 and 568,000 restricted stock units which may be issued for no consideration following vesting upon the applicable delivery date.
Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2017 annual meeting to be held on September 14, 2017, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2017 annual meeting to be held on September 14, 2017, and is incorporated herein by reference.

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

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ JOHN R. HRUDICKA
John R. Hrudicka
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated:  June 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WALTER J. ASPATORE	Chairman of the Board	June 22, 2017
Walter J. Aspatore

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 22, 2017
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 22, 2017
Donald W. Duda	(Principal Executive Officer)

/s / JOHN R. HRUDICKA	Chief Financial Officer	June 22, 2017
John R. Hrudicka

/s / MARTHA GOLDBERG ARONSON	Director	June 22, 2017
Martha Goldberg Aronson

/s / WARREN L. BATTS	Director	June 22, 2017
Warren L. Batts

/s/ DARREN M. DAWSON	Director	June 22, 2017
Darren M. Dawson

	Director	June 22, 2017
Stephen F. Gates

/s / ISABELLE C. GOOSSEN	Director	June 22, 2017
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 22, 2017
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 22, 2017
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

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 29, 2017 and April 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 29, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Methode Electronics, Inc. and Subsidiaries at April 29, 2017 and April 30, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 29, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Methode Electronics, Inc. and Subsidiaries' internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated June 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Methode Electronics, Inc. and Subsidiaries

We have audited Methode Electronics, Inc. and Subsidiaries’ internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Methode Electronics, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Methode Electronics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 29, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries as of April 29, 2017 and April 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 29, 2017, and our report dated June 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 22, 2017

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	April 29, 2017	April 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$294.0	$227.8
Accounts receivable, less allowance (2017 - $0.6 and 2016 - $0.5)	165.3	175.5
Inventories:
Finished products	10.9	11.9
Work in process	8.7	9.6
Materials	38.3	44.7
Total Inventories	57.9	66.2
Deferred income taxes	—	11.8
Prepaid and refundable income taxes	0.6	1.3
Prepaid expenses and other current assets	12.5	13.6
TOTAL CURRENT ASSETS	530.3	496.2
PROPERTY, PLANT AND EQUIPMENT
Land	0.6	0.6
Buildings and building improvements	48.2	46.9
Machinery and equipment	287.9	278.4
Property, Plant and Equipment, Gross	336.7	325.9
Less allowances for depreciation	246.1	232.9
PROPERTY, PLANT AND EQUIPMENT, NET	90.6	93.0
OTHER ASSETS
Goodwill	1.6	1.7
Other intangibles, less accumulated amortization	6.6	8.9
Cash surrender value of life insurance	7.8	7.4
Deferred income taxes	40.4	27.7
Pre-production costs	15.5	9.5
Other	11.2	11.5
TOTAL OTHER ASSETS	83.1	66.7
TOTAL ASSETS	$704.0	$655.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$75.3	$68.2
Salaries, wages and payroll taxes	18.7	17.3
Other accrued expenses	17.7	17.3
Deferred income taxes	—	2.1
Income tax payable	12.7	13.0
TOTAL CURRENT LIABILITIES	124.4	117.9
LONG-TERM DEBT	27.0	57.0
OTHER LIABILITIES	2.6	2.9
DEFERRED COMPENSATION	8.9	8.0
SHAREHOLDERS’ EQUITY
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,133,925 shares and 38,181,985 shares issued as of April 29, 2017 and April 30, 2016, respectively	19.1	19.1
Additional paid-in capital	132.2	112.3
Accumulated other comprehensive loss	(25.7)	(8.4)
Treasury stock, 1,346,624 shares as of April 29, 2017 and April 30, 2016	(11.5)	(11.5)
Retained earnings	427.0	358.6
TOTAL METHODE ELECTRONICS, INC. SHAREHOLDERS’ EQUITY	541.1	470.1
Noncontrolling interest	—	—
TOTAL EQUITY	541.1	470.1
TOTAL LIABILITIES AND EQUITY	$704.0	$655.9

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Net sales	$816.5	$809.1	$881.1

Cost of products sold	598.2	596.2	662.3

Gross profit	218.3	212.9	218.8

Impairment of goodwill and intangible assets	—	—	11.1
Selling and administrative expenses	105.2	100.8	94.0
Amortization of intangibles	2.3	2.4	1.5

Income from operations	110.8	109.7	112.2

Gain from sale of business	—	—	(7.7)
Interest income, net	(0.4)	(0.7)	(0.7)
Other income	(4.7)	(0.5)	(0.2)

Income before income taxes	115.9	110.9	120.8

Income tax expense	23.0	26.3	19.8

Net income	92.9	84.6	101.0
Less: Net loss attributable to noncontrolling interest	—	—	(0.1)
NET INCOME ATTRIBUTABLE TO METHODE ELECTRONICS, INC.	$92.9	$84.6	$101.1

Basic and diluted income per share:
Basic income per share	$2.49	$2.21	$2.61
Diluted income per share	$2.48	$2.20	$2.57

Cash dividends per share:
Common stock	$0.36	$0.36	$0.36

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Net income	$92.9	$84.6	$101.0

Other comprehensive income/(loss):
Foreign currency translation adjustments	(17.3)	(0.1)	(33.0)
Total comprehensive income	75.6	84.5	68.0

Comprehensive income/(loss) attributable to non-controlling interest	—	—	(0.1)
Comprehensive income attributable to Methode shareholders	$75.6	$84.5	$68.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 29, 2017, April 30, 2016 and May 2, 2015
(in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance at May 3, 2014	39,262,168	$19.6	$89.8	$24.7	$(11.4)	$269.2	$0.3	$392.2
Earned portion of restricted stock awards	39,675	—	—	—	—	—	—	—
Stock award and stock option amortization expense	—	—	4.4	—	(0.1)	—	—	4.3
Exercise of options	400,193	0.3	3.7	—	—	—	—	4.0
Tax benefit from stock option exercises	—	—	4.3	—	—	—	—	4.3
Foreign currency translation adjustments	—	—	—	(33.0)	—	—	—	(33.0)
Net income for year	—	—	—	—	—	101.1	(0.1)	101.0
Cash dividends on common stock	—	—	—	—	—	(13.8)	—	(13.8)
Balance at May 2, 2015	39,702,036	$19.9	$102.2	$(8.3)	$(11.5)	$356.5	$0.2	$459.0
Earned portion of restricted stock awards	430,245	0.1	—	—	—	—	—	0.1
Stock award and stock option amortization expense	—	—	7.4	—	—	—	—	7.4
Exercise of options	47,002	0.1	0.5	—	—	(7.7)	—	(7.1)
Purchase of common stock	(1,997,298)	(1.0)	—	—	—	(61.3)	—	(62.3)
Tax benefit from stock option exercises	—	—	2.2	—	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	(0.1)	—	—	(0.2)	(0.3)
Net income for year	—	—	—	—	—	84.6	—	84.6
Cash dividends on common stock	—	—	—	—	—	(13.5)	—	(13.5)
Balance at April 30, 2016	38,181,985	$19.1	$112.3	$(8.4)	$(11.5)	$358.6	$—	$470.1
Earned portion of restricted stock awards	146,192	0.1	—	—	—	(1.2)	—	(1.1)
Stock award and stock option amortization expense	—	—	12.4	—	—	—	—	12.4
Exercise of options	147,829	0.1	2.6	—	—	—	—	2.7
Purchase of common stock	(342,081)	(0.2)	—	—	—	(9.6)	—	(9.8)
Tax benefit from stock option exercises	—	—	4.9	—	—	—	—	4.9
Foreign currency translation adjustments	—	—	—	(17.3)	—	—	—	(17.3)
Net income for year	—	—	—	—	—	92.9	—	92.9
Cash dividends on common stock	—	—	—	—	—	(13.7)	—	(13.7)
Balance at April 29, 2017	38,133,925	$19.1	$132.2	$(25.7)	$(11.5)	$427.0	$—	$541.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
OPERATING ACTIVITIES
Net income	$92.9	$84.6	$101.0
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	—	(0.7)	—
Impairment of goodwill and intangible assets	—	—	11.1
Gain on sale of business	—	—	(7.7)
Provision for depreciation	22.0	21.5	21.9
Amortization of intangible assets	2.3	2.4	1.5
Stock-based compensation	12.4	7.4	4.3
Provision for bad debt	0.2	—	—
Change in Deferred income taxes	(3.9)	8.2	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	5.6	(6.0)	(8.6)
Inventories	7.4	4.5	(1.6)
Prepaid expenses and other assets	(4.8)	0.1	(1.6)
Accounts payable and other expenses	11.1	(11.3)	2.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	145.2	110.7	122.9

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22.4)	(23.2)	(22.5)
Sale of business/investment/property	0.7	1.6	11.2
NET CASH USED IN INVESTING ACTIVITIES	(21.7)	(21.6)	(11.3)

FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(1.1)	(7.7)	—
Purchase of common stock	(9.8)	(62.3)	—
Proceeds from exercise of stock options	2.7	0.6	4.0
Tax benefit from stock option exercises	4.9	2.2	4.3
Cash dividends	(13.7)	(13.5)	(13.8)
Proceeds from borrowings	—	71.0	—
Repayment of borrowings	(30.0)	(19.0)	(43.0)
NET CASH USED IN FINANCING ACTIVITIES	(47.0)	(28.7)	(48.5)
Effect of foreign currency exchange rate changes on cash	(10.3)	(0.7)	(11.4)
INCREASE IN CASH AND CASH EQUIVALENTS	66.2	59.7	51.7
Cash and cash equivalents at beginning of year	227.8	168.1	116.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$294.0	$227.8	$168.1

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

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Fiscal 2017, fiscal 2016 and fiscal 2015 represent fifty-two weeks of results.

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

Income Taxes.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2017, fiscal 2016 or fiscal 2015.

The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from revenues).

Shipping and Handling Fees and Costs.  Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Statements of Income in other income.  In fiscal 2017, fiscal 2016 and fiscal 2015, we had foreign exchange gains of $0.4 million, $0.5 million and 0.2 million, respectively.

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

Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of our cost of goods sold on the Company's Consolidated Statements of Income. Research and development costs for both the fiscal years ended April 29, 2017 and April 30, 2016 were $27.8 million and were $24.5 million for the fiscal year ended May 2, 2015.

Stock-Based Compensation.  See Note 4, Shareholders’ Equity for a description of our stock-based compensation plans.

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business, with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The standard will be effective for us in fiscal years beginning April 29, 2018. We do not expect this update to have a material impact on our consolidated financial statements, but it may impact how the Company accounts for acquisitions and disposals in the future.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350).” The amendments remove Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The standard will be effective for us for annual or any interim goodwill impairment tests in fiscal years beginning May 3, 2020. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The amendments in this update are effective for annual periods beginning after December 15, 2016, which is our fiscal 2018, which began on April 30, 2017. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)," which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The standard will be effective for us in the first quarter of fiscal 2019. Earlier adoption is permitted.

We are currently evaluating the impact this guidance will have on our consolidated financial statements. We have started our evaluation by engaging third-party consultants to assist in the process. We have established a project management team to analyze the impact of this standard by reviewing our current accounting policies and practices, customer contracts and arrangements to identify potential differences that would result from the application of this standard. The types of provisions currently being evaluated which could impact the allocation and timing of revenue include contractually guaranteed price reductions and over time recognition of revenue. There are two transition methods available under the new standard, either full retrospective or modified retrospective. We expect to adopt the standard utilizing the modified retrospective method and expect enhanced disclosure requirements post-adoption.

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 28, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, which is our fiscal 2019, beginning on April 29, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations Simplifying the Accounting for Measurement-Period Adjustments." The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are effective for fiscal years beginning after December 15, 2016, which is our fiscal 2018, which began on April 30, 2017. There is currently no impact to the Company from this amendment, but future acquisitions may be impacted.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU requires an entity to measure inventory at the lower of cost or net realizable value, rather than at the lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, which is our fiscal 2018, which began on April 30, 2017. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This guidance simplifies the balance sheet classification of deferred taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance was applied prospectively at the beginning of our current fiscal year, which began on May 1, 2016. Prior period information was not adjusted. The adoption of this standard in fiscal 2017 did not have an impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement: Disclosure for Investments in Certain Entities that calculates net asset value per share (or its Equivalent)." This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This new guidance was effective for interim and annual periods that began after December 15, 2015. The adoption of this standard did not have an impact on our consolidated financial statements.

2.  Divestitures

Fiscal 2015 Divestiture

On February 3, 2015, we sold our 100% ownership interest in our Trace Laboratories businesses for $11.7 million. The businesses, located in Maryland and Illinois, provided services for qualification testing and certification, and analysis of electronic and optical components. The net assets of the businesses had a book value of $4.0 million. We recorded a pre-tax gain of $7.7 million related to the sale of the net assets.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

3.  Intangible Assets and Goodwill
At the beginning of the fourth quarter of fiscal 2017, we performed a qualitative goodwill screening test of goodwill impairment on our Power Systems Group in the Power Products segment and Hetronic in our Interface segment. We considered the qualitative factors and weighed the evidence obtained and we determined that it is more likely than not that the fair value of the two reporting units is greater than the carrying value, and therefore concluded that the assets were not impaired.

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

The fair value of our indefinite-lived trade names are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate which are considered level 3 inputs in the fair value hierarchy. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. The fair values of the trademarks tested exceeded their carrying value by approximately 28%, 17% and 64% for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

The following table shows the roll-forward of goodwill.

	Interface	Power Products	Total
Balance as of May 3, 2014	$12.0	$1.0	$13.0
Impairment	(11.1)	—	(11.1)
Foreign currency translation	(0.2)	—	(0.2)
Balance as of May 2, 2015	0.7	1.0	1.7
Impairment	—	—	—
Foreign currency translation	—	—	—
Balance as of April 30, 2016	0.7	1.0	1.7
Impairment	—	—	—
Foreign currency translation	(0.1)	—	(0.1)
Balance as of April 29, 2017	$0.6	$1.0	$1.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Intangible Assets

The following tables present details of our remaining identifiable intangible assets:

	As of April 29, 2017
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.3	$15.6	$0.7	6.8
Trade names, patents and technology licenses	25.8	19.9	5.9	1.4
Covenants not to compete	0.1	0.1	—	0.4
Total	$42.2	$35.6	$6.6

	As of April 30, 2016
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer relationships and agreements	$16.3	$15.3	$1.0	7.8
Trade names, patents and technology licenses	25.8	17.9	7.9	2.4
Covenants not to compete	0.1	0.1	—	1.4
Total	$42.2	$33.3	$8.9

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2018	$2.2
2019	$2.1
2020	$0.2
2021	$0.1
2022	$0.1

At the end of fiscal 2015, the Company reviewed the estimated useful lives of some of the patents due to current business conditions and shift in strategic direction and changed the remaining useful lives of these assets from 12 years to 4 years.

As of April 29, 2017 and April 30, 2016, the trade names, patents and technology licenses included $1.8 million of trade names that are not subject to amortization.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

4.  Shareholders’ Equity

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. The Company purchased and retired 280,168 shares of outstanding common stock for $9.8 million in fiscal 2017 and 1,997,298 shares for $62.3 million in fiscal 2016, for a total under the repurchase plan of 2,277,466 shares for $71.9 million as of April 29, 2017. The program may be suspended or terminated at any time.

Common Stock.   The number of shares of common stock, par value $0.50 per share, authorized, issued and outstanding and in treasury, was as follows:

	April 29, 2017	April 30, 2016
Authorized	100,000,000	100,000,000
Issued and outstanding	38,133,925	38,181,985
In treasury	1,346,624	1,346,624

Dividends

We paid dividends totaling $13.7 million, $13.5 million and $13.8 million during fiscal 2017, 2016 and 2015, respectively.

2014 Incentive Plan

On July 15, 2014, our Board of Directors, on the recommendation of our Compensation Committee, adopted the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”). The stockholders approved the 2014 Incentive Plan in September 2014. The 2014 Incentive Plan provides for discretionary grants of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance units to key employees and directors.

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
Shares issuable under the 2014 Incentive Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2014 Incentive Plan (or, after May 3, 2014, an award under the 2007 Stock Plan or 2010 Stock Plan) expires, terminates, is forfeited or canceled, is settled in cash in lieu of shares of common stock, or is exchanged for a non-stock award under certain circumstances, the shares subject to the award will again be available for issuance under the 2014 Incentive Plan. As of April 29, 2017, there were 1,187,697 shares available for award under the 2014 Incentive Plan.
Restricted Stock and Restricted Stock Units Awarded Under the 2014 Incentive Plan

During fiscal 2016, our Compensation Committee awarded a maximum of 1,161,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain executives and non-executive members of management. In fiscal 2017, our Compensation Committee awarded a maximum of 72,000 shares to our new Chief Financial Officer. The RSAs are earned based on the Company's earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization ("EBITDA") during the fiscal year ending May 2, 2020 (fiscal 2020). RSAs of 389,500 may be earned if

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

threshold fiscal 2020 EBITDA of $198.9 million is achieved, 779,000 RSAs (the "Target RSAs") may be earned if target fiscal 2020 EBITDA of $221.0 million is achieved, and the full 1,168,500 RSAs may be earned if the maximum fiscal 2020 EBITDA of $243.1 million is achieved. If the fiscal 2020 EBITDA achieved is less than threshold 2020 EBITDA, then no shares will vest. If the fiscal 2020 EBITDA achieved falls between either threshold performance and target performance levels, or target performance and maximum performance levels, then shares will be issued on a prorated basis. The vesting date is the last day of fiscal 2020. The vesting of the restricted stock awards will be based on the Company's adjusted EBITDA in fiscal 2020. The fiscal 2020 EBITDA is defined as the Company's earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization adjusted to (i) exclude any EBITDA from acquisitions that close during the period from April 29, 2018 to the end of fiscal 2020, (ii) exclude the positive impact of EBITDA from acquisitions that close during the period from the award date to April 28, 2018 and that are not accretive in fiscal 2020, and (iii) include the final four quarters of EBITDA from reporting unit divestitures that were approved by the Company's Board of Directors and close during the period from the award date to the end of fiscal 2020.

At target level performance, the expected compensation expense for the RSAs over the five-year period will be $25.0 million. During the fiscal years ended April 29, 2017 and April 30, 2016, the Company recorded $5.7 million and $2.8 million, respectively, in compensation expense related to the RSAs.

As of April 29, 2017, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that exceeding the target is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that achieving or exceeding the target is not probable for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.

During fiscal 2016, our Compensation Committee awarded 576,000 shares of common stock subject to time-based restricted stock units ("RSUs") to certain executives and non-executive members of management. In fiscal 2017, our Compensation Committee awarded 32,000 RSUs to our new Chief Financial Officer. The RSUs are subject to a five-year vesting period, with 30% vesting on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total compensation expense over the vesting period will be $18.6 million. During the fiscal years ended April 29, 2017 and April 30, 2016, the Company recorded $5.5 million and $2.8 million, respectively, in compensation expense related to the RSUs.

We issued 27,000 shares, 24,000 shares and 13,500 shares in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, to our independent directors all of which vested immediately upon grant under the 2014 Incentive Plan. During the fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015, the Company recorded $0.9 million, $0.8 million and $1.0 million, respectively, in compensation expense related to these shares.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table summarizes the RSA and RSU activity for fiscal 2015, fiscal 2016 and fiscal 2017 under the 2014 Incentive Plan:

	RSA Shares	RSU Shares
Unvested and unissued at May 3, 2014	—	—
Awarded	13,500	—
Vested	(13,500)	—
Forfeited and Canceled	—	—
Unvested and unissued at May 2, 2015	—	—
Awarded	1,185,000	576,000
Vested	(24,000)	—
Forfeited and Canceled	—	—
Unvested and unissued at April 30, 2016	1,161,000	576,000
Awarded	99,000	32,000
Vested	(27,000)	(11,333)
Forfeited and Canceled	(64,500)	(28,667)
Unvested and unissued at April 29, 2017	1,168,500	568,000

				Weighted Average Value	Probable Unearned Compensation Expense at April 29, 2017	Target Unearned Compensation Expense at April 29, 2017
Grant Fiscal Year	Number of Shares Unvested		Vesting Period
2016 and 2017	779,000	(1)	Five-year RSA cliff, performance-based	$31.41	$16.4	$16.4
2016 and 2017	568,000		Five-year RSU, 30% in fiscal 2018, 30% in fiscal 2019 and 40% in fiscal 2020	$33.45	$10.2	$10.2

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

Stock Options Awarded Under the 2010 Stock Plan

In fiscal 2015, our Compensation Committee awarded options to purchase 108,000 shares of our common stock to our executive officers. There were no options awarded in fiscal 2016 or fiscal 2017 under the 2010 Stock Plan. The stock options have a ten-year term and will vest 33.3% each year over a three-year period.  The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2010 Stock Plan for fiscal 2017, 2016 and 2015:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding May 3, 2014	420,001	$11.75
Awarded	108,000	37.01
Exercised	(285,334)	10.47
Canceled	—	—
Outstanding May 2, 2015	242,667	24.50
Awarded	—	—
Exercised	(18,668)	12.96
Canceled	(26,667)	32.07
Outstanding April 30, 2016	197,332	24.55
Awarded	—	—
Exercised	(125,332)	17.40
Canceled	—	—
Outstanding April 29, 2017	72,000	$37.01

Options Outstanding at April 29, 2017
Shares	Exercise Price	Avg. Remaining Life (Years)
72,000	$37.01	7.3

Options Exercisable at April 29, 2017
Shares	Exercise Price	Avg. Remaining Life (Years)
48,000	$37.01	7.3

The options outstanding had an intrinsic value of $0.5 million at April 29, 2017. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on April 29, 2017.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Restricted Stock and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2012, our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management. The performance measure was the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value was equal to the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards will vest, i.e., the restriction will lapse, one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remains employed. The remaining shares will be forfeited. The Company exceeded the targeted internal enterprise value measure for fiscal 2015.

During fiscal 2011, the Compensation Committee awarded 640,000 shares of RSAs to certain executive officers. The performance measure was the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value was equal to the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The Company exceeded the targeted internal enterprise value measure for fiscal 2015 and all awards were delivered in fiscal 2016.

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

Tandem Cash Award - During fiscal 2011, the executives were also granted RSA tandem cash awards. These cash incentive awards were paid since performance under the RSAs described above exceeded target performance. The amount paid under the RSA tandem cash awards equaled the product of the closing price of our common stock as of May 1, 2015 of $43.59 and 40% of the awarded RSAs. The Company exceeded the targeted internal enterprise value measure for fiscal 2015. In fiscal 2015, we recorded a compensation expense of $5.6 million related to the tandem cash awards.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table summarizes the RSA and RSU activity for fiscal year 2017, 2016 and 2015 under the 2010 Stock Plan:

	RSA Shares	RSU Shares
Unvested and unissued at May 3, 2014	700,000	60,000
Awarded	—	—
Vested	(633,333)	(60,000)
Forfeited and Canceled	—	—
Unvested and unissued at May 2, 2015	66,667	—
Awarded	—	—
Vested	(33,333)	—
Forfeited and Canceled	—	—
Unvested and unissued at April 30, 2016	33,334	—
Awarded	—	—
Vested	(33,334)	—
Forfeited and Canceled	—	—
Unvested and unissued at April 29, 2017	—	—

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

Stock Options Awarded Under the 2007 Stock Plan

In fiscal 2015, our Compensation Committee awarded options to purchase 50,500 shares of our common stock to certain non-executive members of the management team that vest one-third per year on each anniversary of the date of the grant. There were no shares awarded for the 2007 Stock Plan in fiscal 2017 or fiscal 2016. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for fiscal year 2017, 2016 and 2015:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 3, 2014	172,359	$10.02
Awarded	50,500	37.01
Exercised	(114,859)	8.55
Canceled	—	—
Outstanding at May 2, 2015	108,000	24.21
Awarded	—	—
Exercised	(28,334)	10.99
Canceled	—	—
Outstanding at April 30, 2016	79,666	28.91
Awarded	—	—
Exercised	(22,497)	21.52
Canceled	—	—
Outstanding at April 29, 2017	57,169	$31.82

Options Outstanding at April 29, 2017
Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	$10.55	3.3
8,333	$17.27	6.3
43,836	$37.01	7.3
57,169	$31.82

Options Exercisable at April 29, 2017
Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	$10.55	3.3
8,333	$17.27	6.3
27,002	$37.01	7.3
40,335	$29.65

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

The options outstanding had an intrinsic value of $0.7 million at April 29, 2017.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares for stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code.  The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid. The RSU’s were fully vested as of April 29, 2017.  As of April 29, 2017, 23,188 shares have been delivered in connection with the RSUs with a remaining balance to be delivered of 201,812 shares.

At the beginning of fiscal 2015, there were no RSAs outstanding under the 2007 Stock Plan. We issued 13,500 shares in fiscal 2015 of restricted shares under the plan to our independent directors, all of which vested immediately upon grant.

The following table summarizes the RSA activity under the 2007 Stock Plan:

Fiscal 2015
Unvested at beginning of fiscal year	—
Awarded	13,500
Vested	(13,500)
Forfeited	—
Unvested at end of period	—

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2014 Incentive Plan and our 2010 and 2007 Stock Plans in the selling and administrative section of our Consolidated Statements of Income. Our awards subject to graded vesting are recognized using the accelerated recognition method. As of April 29, 2017, we had $26.7 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 3.0 years.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The table below summarizes the expense related to the equity awards for fiscal 2017, 2016 and 2015.

	Compensation Expense
	Fiscal 2017	Fiscal 2016	Fiscal 2015
2014 Incentive Plan:
RSAs	$6.6	$3.6	$0.5
RSUs	5.5	2.8	—
Total 2014 Incentive Plan	12.1	6.4	0.5

2010 Stock Plan:
RSAs	—	—	1.5
RSUs	0.1	0.1	0.1
Stock options	0.1	0.3	1.2
Total 2010 Stock Plan	0.2	0.4	2.8

2007 Stock Plan:
RSAs	—	—	0.5
Stock options	0.1	0.6	0.5
Total 2007 Stock Plan	0.1	0.6	1.0

Total Compensation Expense	$12.4	$7.4	$4.3

5.  Employee 401(k) Savings Plan

We have an employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contribution to the employee 401(k) Savings Plan was $1.3 million in fiscal years 2017, 2016 and 2015, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

6.  Income Taxes

Significant components of our deferred tax assets and liabilities were as follows:

	April 29, 2017	April 30, 2016
Deferred tax liabilities:
Accelerated tax depreciation	$2.0	$4.1
Foreign tax withheld	4.2	2.1
Deferred income	0.4	0.8
Deferred tax liabilities, gross	6.6	7.0
Deferred tax assets:
Deferred compensation and stock award amortization	10.1	7.9
Inventory valuation differences	2.9	2.3
Property valuation differences	1.9	2.0
Accelerated book amortization	7.2	8.9
Environmental reserves	0.5	0.7
Bad debt reserves	0.1	0.1
Vacation accruals	1.0	1.1
Foreign investment tax credit	17.9	14.4
Net operating loss carryovers	4.7	4.4
Foreign tax credits	—	0.9
Other accruals	2.6	3.0
Deferred tax assets, gross	48.9	45.7
Less valuation allowance	1.9	1.3
Deferred tax assets, net of valuation allowance	47.0	44.4
Net deferred tax assets	$40.4	$37.4
Balance sheet classification:
Current asset	$—	$11.8
Non-current asset	40.4	27.7
Current liability	—	(2.1)
	$40.4	$37.4

In addition to the deferred tax assets listed in the table above, the Company had an unrecorded tax benefit of $2.7 million at April 29, 2017, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for the Company's common stock issued under the Company's stock compensation plans. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future taxable income and is incorporated into our tax attribute carry-forwards, which are discussed below.

The Company evaluated all available positive and negative evidence, including past operating results and the projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our state net deferred tax assets. We will continue to maintain a valuation allowance of $1.9 million related to certain state, federal and foreign net operating loss carryovers until we determine that these deferred tax assets are more likely than not realizable.

At April 29, 2017, we had available $2.1 million of federal and $79.7 million of state net operating loss carryforwards (having a tax benefit of $0.7 million and $4.0 million, respectively). If unused, the U.S. federal net operating loss carryforwards will expire in the years 2018 through 2031. The state net operating loss carryforwards will expire in the years 2017 through 2037.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

    The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Total unused credits are $17.9 million as of April 29, 2017, of which $16.0 million can be carried forward indefinitely and $1.9 million expire in 2020.  We record investment tax credits using the "flow through" method.

Components of income before income taxes are as follows:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Domestic source	$21.6	$25.3	$39.9
Foreign source	94.3	85.6	80.9
Income before income tax	$115.9	$110.9	$120.8

Income taxes consisted of the following:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Current
Federal	$9.2	$2.8	$5.4
Foreign	17.0	14.7	13.8
State	0.7	0.6	0.9
Subtotal	26.9	18.1	20.1

Deferred
Federal and state	(1.2)	5.5	6.0
Foreign	(2.7)	2.7	(6.3)
Subtotal	(3.9)	8.2	(0.3)
Total income tax expense	$23.0	$26.3	$19.8

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	April 29, 2017		April 30, 2016		May 2, 2015
Income tax at statutory rate	$40.5	35.0%	$38.9	35.0%	$42.2	35.0%
Effect of:
State income taxes, net of federal benefit	0.9	0.8%	0.4	0.4%	0.8	0.6%
Foreign operations with lower statutory rates	(14.5)	(12.5)%	(11.9)	(10.7)%	(11.5)	(9.5)%
Foreign losses with no tax benefit	—	—%	—	—%	0.1	0.1%
Foreign investment tax credit	(4.7)	(4.1)%	(2.1)	(1.9)%	(8.3)	(6.9)%
Change in tax reserve	0.1	0.1%	0.1	0.1%	0.2	0.2%
Change in permanent reinvestment assertion	—	—%	—	—%	0.3	0.2%
Change in valuation allowance	0.3	0.3%	0.1	0.1%	(3.6)	(3.0)%
Other, net	0.4	0.3%	0.8	0.8%	(0.4)	(0.3)%
Income tax provision/(benefit)	$23.0	19.9%	$26.3	23.8%	$19.8	16.4%

We paid income taxes of $19.0 million in fiscal 2017, $10.0 million in fiscal 2016 and $9.0 million in fiscal 2015.  No U.S. provision has been made for income taxes on undistributed net income of foreign operations, as we expect them to be indefinitely reinvested within our foreign operations.  If the undistributed net income of $407.9 million were distributed as

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

dividends, we would be subject to foreign tax withholdings and incur additional income tax expense of approximately $142.8 million, before available foreign tax credits.  It is not practicable to estimate the amount of foreign tax withholdings or foreign tax credits that may be available.

 As of April 29, 2017, our gross unrecognized tax benefits totaled $1.3 million, which would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance at April 30, 2016	$1.2
Increases for positions related to the prior years	—
Increases for positions related to the current year	0.1
Decreases for positions related to the prior years	—
Lapsing of statutes of limitations	—
Balance at April 29, 2017	$1.3

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2014 and for state tax purposes on or after fiscal year 2013.  Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years.  In the major foreign jurisdictions, fiscal year 2012 and subsequent periods remain open and subject to examination by taxing authorities.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $0.1 million accrued for interest and no accrual for penalties at April 29, 2017.

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

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Numerator:
Net income attributable to Methode Electronics, Inc.	$92.9	$84.6	$101.1

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding and vested/unissued restricted stock awards	37,283,096	38,333,484	38,686,715
Dilutive potential common shares-employee stock options, restricted stock awards and restricted stock units	202,605	138,128	580,151
Denominator for diluted earnings per share	37,485,701	38,471,612	39,266,866

Basic and diluted income per share:
Basic income per share	$2.49	$2.21	$2.61
Diluted income per share	$2.48	$2.20	$2.57

Options to purchase 138,500 shares and 158,500 shares of common stock were outstanding at April 30, 2016 and May 2, 2015, respectively but were not included in the computation of diluted earnings per share because the exercise price was

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

greater than the average market price of the common shares; therefore, the effect would have been anti-dilutive. RSAs for 779,000 shares and 774,000 have been excluded in the computation of diluted net income per share for both fiscal 2017 and fiscal 2016, respectively, as these awards are contingent on the Company's full year performance in fiscal 2020.

8.  Environmental Matters

We are not aware of any potential unasserted environmental claims that may be brought against us.  We are involved in environmental investigations and/or remediation at two of our plant sites no longer used for operations.  We use environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements.  Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated.  A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology.  Considering these factors, we have estimated (without discounting) the costs of remediation, which will be incurred over a period of several years.  Recovery from insurance or other third parties is not anticipated.  We are not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2018.

At April 29, 2017 and April 30, 2016, we had accruals, primarily based upon independent engineering studies, for environmental matters of $1.3 million and $1.7 million, respectively, of which $0.3 million was classified in other accrued expenses and the remainder was included in other long-term liabilities on our Consolidated Balance Sheets.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2017, we spent $1.2 million on remediation cleanups and related studies, compared with $1.0 million in fiscal 2016 and $0.5 million in fiscal 2015.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2017, fiscal 2016 or fiscal 2015.

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander, and an affiliated company has filed a suit in front of the European Union Intellectual Property Office seeking to invalidate the company’s NOVA trademark in the EU. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of April 29, 2017, the matter remains in the discovery stage.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

10.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 49.6% and 9.3% of consolidated net sales, respectively, in fiscal 2017; these two customers accounted for 49.5% and 11.5% of consolidated net sales, respectively, in fiscal 2016 and these two customers accounted for 44.8% and 12.8% of consolidated net sales, respectively, in fiscal 2015.

At April 29, 2017 and April 30, 2016, accounts receivable from these two customers in the automotive industry were approximately $90.6 million and $90.0 million, respectively, which included $55.3 million and $51.4 million, respectively, at our North American reporting unit.  Accounts receivable are generally due within 30 to 60 days.  Credit losses relating to all customers have not been material.

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
At April 29, 2017, the interest rate on the credit facility was 1.25% plus LIBOR. At April 29, 2017, we were in compliance with the covenants of the agreement. During fiscal 2017, we had no borrowings and payments of $31.1 million, which includes interest of $1.1 million under this credit facility. As of April 29, 2017, there were outstanding balances against the credit facility of $27.0 million. There was $123.0 million available to borrow under the credit facility as of April 29, 2017, which does not include the option to increase the principal amount. We believe the fair value approximates the carrying amount as of April 29, 2017.

12.  Segment Information and Geographic Area Information

We are a global manufacturer of component and subsystem devices.  We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies.  Our components are found in the primary end-markets of the automotive, appliance, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), consumer and industrial equipment, aerospace, rail and other transportation industries.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames and sensors, which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, construction, consumer, material handling, medical, military, mining, point-of-sale, and telecommunications markets.  Solutions include conductive polymers, industrial safety radio remote controls, optical and copper transceivers, and solid-state field-effect consumer touch panels.  Services include the design and installation of fiber optic and copper infrastructure systems and manufacturing active and passive optical components. Through fiscal 2017, the Interface segment included our Connectivity reporting unit, which provided solutions for computer and networking markets, including connectors and custom cable assemblies. This reporting unit was shuttered at the end of fiscal 2017 due to market conditions.

The Power Products segment manufactures braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail solution, high-current low-voltage flexible power cabling systems and powder coated busbars that are used in various markets and applications, including aerospace, computers, industrial and power conversion, military, telecommunications, and transportation.

The Other segment is primarily made up of our medical device business, which includes Dabir Surfaces, our surface support technology aimed at pressure ulcer prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure ulcers, including patients undergoing long-duration surgical procedures. Through fiscal 2017, the Other segment included our Active Energy Solutions reporting unit, which provided inverters, battery systems and insulated gate bipolar transistor solutions. Due to market conditions, this reporting unit was shuttered at the end of fiscal 2017. In fiscal 2015, the Other segment also included independent laboratories that provided services for qualification, testing and certification, and analysis of electronic and optical components. The independent laboratories were sold in fiscal 2015.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 above.  We allocate resources to and evaluate performance of segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

The tables below present information about our reportable segments. The Interface segment's income from operations for fiscal 2015 includes an impairment of goodwill charge of $11.1 million.

	Fiscal Year Ended April 29, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$641.0	$128.2	$56.5	$2.2	$(11.4)	$816.5
Transfers between segments	(8.8)	(0.8)	(0.2)	(1.9)	11.7	—
Net sales to unaffiliated customers	$632.2	$127.4	$56.3	$0.3	$0.3	$816.5

Income/(loss) from operations	$148.3	$(0.9)	$11.5	$(12.4)	$(35.7)	$110.8
Gain on sale of business						—
Interest income, net						(0.4)
Other income, net						(4.7)
Income before income taxes						$115.9

Depreciation and amortization	$15.5	$4.2	$2.8	$1.0	$0.8	$24.3

Identifiable assets	$462.3	$202.5	$46.2	$5.2	$(12.2)	$704.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

	Fiscal Year ended April 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$623.1	$142.6	$54.1	$0.6	$(11.3)	$809.1
Transfers between segments	(8.8)	(1.8)	(0.6)	(0.3)	11.5	—
Net sales to unaffiliated customers	$614.3	$140.8	$53.5	$0.3	$0.2	$809.1

Income/(loss) from operations	$136.8	$2.7	$9.4	$(8.8)	$(30.4)	$109.7
Gain on sale of business						—
Interest expense, net						(0.7)
Other income, net						(0.5)
Income before income taxes						$110.9

Depreciation and amortization	$15.6	$4.3	$2.3	$0.6	$1.1	$23.9

Identifiable assets	$418.4	$184.8	$46.4	$5.0	$1.3	$655.9

	Fiscal Year ended May 2, 2015
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net sales	$633.0	$163.8	$86.1	$5.5	$(7.3)	$881.1
Transfers between segments	(4.6)	(2.1)	(0.4)	(0.3)	7.4	—
Net sales to unaffiliated customers	$628.4	$161.7	$85.7	$5.2	$0.1	$881.1

Income (loss) from operations	$124.9	$7.0	$23.2	$(6.4)	$(36.5)	$112.2
Gain on sale of business						(7.7)
Interest expense, net						(0.7)
Other expense						(0.2)
Income/(loss) before income taxes						$120.8

Depreciation and amortization	$16.6	$2.8	$2.4	$0.4	$1.2	$23.4

Identifiable assets	$365.5	$186.4	$38.5	$3.7	$11.7	$605.8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table sets forth certain geographic financial information for fiscal years ended April 29, 2017, April 30, 2016 and May 2, 2015.  Geographic net sales and income are determined based our sales and income from our various operational locations.

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	May 2, 2015
Net Sales:
U.S.	$506.9	$491.9	$564.6
China	127.7	124.8	112.6
Malta	155.5	167.1	153.5
Other	26.4	25.3	50.4
Total Net Sales	$816.5	$809.1	$881.1

Property, Plant and Equipment, Net:
U.S.	$44.9	$44.0	$42.7
China	5.9	7.4	9.0
Malta	26.4	28.7	28.0
Mexico	4.3	3.9	5.8
Other	9.1	9.0	7.8
Total Property, Plant and Equipment, Net	$90.6	$93.0	$93.3

13.  Lease Commitments

We lease certain office and manufacturing properties under non-cancelable operating leases expiring at various dates through fiscal 2031.  Rental expense under non-cancelable operating leases amounted to $4.9 million, $5.0 million and $5.5 million in fiscal 2017, 2016 and 2015, respectively.

Our aggregate minimum rental commitments under all non-cancelable operating leases are summarized in the table below for the next succeeding five fiscal years:

2018	$4.0
2019	$3.0
2020	$2.0
2021	$1.2
2022	$1.2

14.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $15.5 million and $9.5 million for fiscal year ended April 29, 2017 and April 30, 2016, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $7.1 million and $8.0 million for the fiscal year ended April 29, 2017 and April 30, 2016, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

15.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended April 29, 2017 and April 30, 2016:

	Fiscal 2017 Quarter Ended
	July 30	October 29	January 28	April 29
Net sales	$191.9	$209.3	$195.6	$219.7
Gross profit	$54.1	$55.6	$53.4	$55.2
Net income attributable to Methode Electronics, Inc.	$21.2	$24.9	$23.7	$23.1
Net income per basic common share	$0.57	$0.66	$0.64	$0.62
Net income per diluted common share	$0.57	$0.66	$0.63	$0.62

	Fiscal 2016 Quarter Ended
	August 1	October 31	January 30	April 30
Net sales	$203.3	$208.4	$184.6	$212.8
Gross profit	$53.6	$50.9	$47.6	$60.8
Net income attributable to Methode Electronics, Inc.	$23.5	$21.2	$17.2	$22.7
Net income per basic common share	$0.60	$0.55	$0.45	$0.61
Net income per diluted common share	$0.60	$0.54	$0.45	$0.61

Significant Items for Fiscal 2017

The table below contains items included in fiscal 2017:

	Fiscal 2017 Quarter Ended
	July 30	October 29	January 28	April 29
Legal fees related to the Hetronic lawsuit	$4.3	$2.3	$1.6	$2.8
Shut-down costs for two reporting units	$—	$—	$—	$2.2
Acquisition expenses *	$—	$—	$—	$1.5
Grant income from foreign government for maintaining certain employment levels	$—	$(1.5)	$(1.5)	$(1.5)

* Related to a potential acquisition we elected not to undertake.

Significant Items for Fiscal 2016

The first, second, third and fourth quarters include pre-tax legal expenses of $1.2 million, $2.7 million, $2.7 million and $3.3 million, respectively related to the Hetronic lawsuits.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

16.  Subsequent Events

On June 19, 2017, Methode entered into an agreement to purchase 100% of the stock of Procoplast for an estimated  $21.4 million in cash, plus the assumption of debt of $22.5 million.  Procoplast is an independent manufacturer of automotive assemblies located close to the Belgian-German border, which is in close proximity to several key automotive customers. Its brand new facility includes automated assembly equipment, injection molding and testing equipment. Procoplast produces high volume products for Bosch, Kiekert, ZF-TRW and others, which will augment our transmission lead-frame business. The closing of the transaction is subject to customary conditions, including, but not limited to, regulatory approvals. The transaction is expected to close in the second quarter of Fiscal 2018.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

COL. A	COL. B	COL. C		COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period

YEAR ENDED APRIL 29, 2017:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.5	$0.1	$—	$—	(2)	$0.6
Deferred tax valuation allowance	$1.3			$(0.6)	(5)	$1.9

YEAR ENDED APRIL 30, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.5	$0.1	$—	$0.1	(2)	$0.5
Deferred tax valuation allowance	$2.0			$0.7	(5)	$1.3

YEAR ENDED MAY 2, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.7	$0.1	$—	$0.3	(2)	$0.5
Deferred tax valuation allowance	$14.0			$12.0	(3)	$2.0
 ______________________________________
(1) Impact of foreign currency translation and other reclassifications.
(2) Uncollectible accounts written off, net of recoveries.
(3) Primarily represents changes in Malta valuation allowance and changes in temporary items.
(4) Represents release of the U.S. valuation allowance.
(5) Represents change in temporary items.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (1)
3.2	Bylaws of Registrant, as amended and currently in effect (2)
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1) (3)
10.1*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (4)
10.2*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Theodore P. Kill (5)
10.3*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (6)
10.4*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (7)
10.5*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (8)
10.6*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (9)
10.7*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (10)
10.8*	Methode Electronics, Inc. 2007 Stock Plan (11)
10.9*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (12)
10.10*	Form of Amendment to Change in Control Agreement (13)
10.11*	Methode Electronics, Inc. 2010 Stock Plan (14)
10.12*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (15)
10.13*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (16)
10.14*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (17)
10.15*	Agreement and General Release between the Company and Thomas D. Reynolds, effective September 20, 2015 (18)
10.16*	2014 Omnibus Incentive Plan Performance Based Restricted Stock Form Award Agreement - Executive Officer (19)
10.17*	2014 Omnibus Incentive Plan - Restricted Stock Unit Form Award Agreement - Executive Officer (20)
10.18	Form of Amendment to Change in Control Agreement dated November 8, 2010 (21)
10.19*	Change in Control Agreement dated July 25, 2016 between Methode Electronics, Inc. and John R. Hrudicka (22)
10.20*	Consulting Agreement between Douglas A. Koman and the Company, dated September 16, 2016 (23)
10.21
Credit Agreement dated as of November 18, 2016 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (24)

21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File
____________________________________________

(1)	Previously filed as exhibit 99.1 to Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(2)	Previously filed as exhibit 3.1 to Registrant’s Form 8-K filed March 18, 2013, and incorporated herein by reference.

(3)	Previously filed as exhibit 99.1 to Registrant’s Form 8-K filed January 9, 2004, and incorporated herein by reference.

(4)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed September 6, 2006, and incorporated herein by reference.

(5)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(6)	Previously filed as exhibit 10.2 to Registrant’s Form 8-K filed September 18, 2006, and incorporated herein by reference.

(7)	Previously filed as exhibit 10.1 to Registrant’s Form 10-Q filed March 2, 2007, and incorporated herein by reference.

(8)	Previously filed as exhibit 10.2 to Registrant’s Form 10-Q filed March 2, 2007, and incorporated herein by reference.

(9)	Previously filed as exhibit 10.2 to Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(10)	Previously filed as exhibit 10.3 to Registrant’s Form 8-K filed April 6, 2007, and incorporated herein by reference.

(11)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed September 19, 2007, and incorporated herein by reference.

(12)	Previously filed as exhibit 10.30 to Registrant’s Form 10-K filed July 17, 2008, and incorporated herein by reference.

(13)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed July 20, 2009, and incorporated herein by reference.

(14)	Previously filed as exhibit 10.2 to Registrant’s Form 8-K filed October 20, 2010, and incorporated herein by reference.

(15)	Previously filed as exhibit 10.3 to Registrant’s Form 8-K filed October 20, 2010, and incorporated herein by reference.

(16)	Previously filed as exhibit 10.5 to Registrant’s Form 8-K filed November 12, 2010, and incorporated herein by reference.

(17)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed September 22, 2014, and incorporated herein by reference.

(18)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed October 6, 2015, and incorporated herein by reference.

(19)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed October 9, 2015, and incorporated herein by reference.

(20)	Previously filed as exhibit 10.2 to Registrant’s Form 8-K filed October 9, 2015, and incorporated herein by reference.

(21)	Previously filed as exhibit 10.4 to Registrant’s Form 10-Q filed December 10, 2015, and incorporated herein by reference.

(22)	Previously filed as exhibit 10.1 to Registrant’s Form 10-Q filed September 1, 2016, and incorporated herein by reference.

(23)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed September 16, 2016, and incorporated herein by reference.

(24)	Previously filed as exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2016, and incorporated herein by reference.

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