Form 10-Q
period 2017-07-29
METHODE ELECTRONICS INC
filed 2017-08-31
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 29, 2017

or

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
Emerging Growth Company ☐
(Do not check if a smaller reporting company)

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At August 29, 2017, registrant had 36,810,853 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 29, 2017

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended
	July 29, 2017	July 30, 2016
Net Sales	$201.2	$191.9

Cost of Products Sold	145.6	137.8

Gross Profit	55.6	54.1

Selling and Administrative Expenses	29.6	26.8
Amortization of Intangibles	0.6	0.6

Income from Operations	25.4	26.7

Interest Income, Net	(0.2)	—
Other Expense, Net	0.8	—

Income before Income Taxes	24.8	26.7

Income Tax Expense	4.3	5.5

Net Income	$20.5	$21.2

Basic and Diluted Income per Share:
Basic	$0.55	$0.57
Diluted	$0.55	$0.57

Cash Dividends:
Common Stock	$0.09	$0.09

Weighted Average Number of Common Shares Outstanding:
Basic	37,248,689	37,322,548
Diluted	37,561,240	37,469,292
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	July 29, 2017	July 30, 2016
Net Income	$20.5	$21.2

Foreign Currency Translation Adjustment	24.6	(6.7)
Comprehensive Income	$45.1	$14.5
See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	July 29, 2017	April 29, 2017
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$297.9	$294.0
Accounts Receivable, Net	164.5	165.3
Inventories:
Finished Products	15.7	10.9
Work in Process	8.5	8.7
Materials	40.6	38.3
Total Inventories	64.8	57.9
Prepaid and Refundable Income Taxes	0.6	0.6
Prepaid Expenses and Other Current Assets	19.1	12.5
Total Current Assets	546.9	530.3
Property Plan and Equipment:
Land	0.6	0.6
Buildings and Building Improvements	62.0	48.2
Machinery and Equipment	313.9	287.9
Property, Plant and Equipment, Gross	376.5	336.7
Less Allowances for Depreciation	259.1	246.1
Property, Plant and Equipment, Net	117.4	90.6
Other Assets:
Goodwill	18.0	1.6
Other Intangible Assets, Net	18.1	6.6
Cash Surrender Value of Life Insurance	8.1	7.8
Deferred Income Taxes	44.7	40.4
Pre-production Costs	19.2	15.5
Other	11.0	11.2
Total Other Assets	119.1	83.1
Total Assets	$783.4	$704.0
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable	$81.2	$75.3
Salaries, Wages and Payroll Taxes	17.5	18.7
Other Accrued Expenses	17.9	17.7
Short-term Debt	3.8	—
Income Tax Payable	6.1	12.7
Total Current Liabilities	126.5	124.4
Long-term Debt	47.6	27.0
Other Liabilities	6.4	2.6
Deferred Income Taxes	4.3	—
Deferred Compensation	9.2	8.9
Total Liabilities	194.0	162.9
Shareholders' Equity:
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,157,477 and 38,133,925 shares issued as of July 29, 2017 and April 29, 2017, respectively	19.1	19.1
Additional Paid-in Capital	136.3	132.2
Accumulated Other Comprehensive Loss	(1.1)	(25.7)
Treasury Stock, 1,346,624 shares as of July 29, 2017 and April 29, 2017	(11.5)	(11.5)
Retained Earnings	446.6	427.0
Total Shareholders' Equity	589.4	541.1
Total Liabilities and Shareholders' Equity	$783.4	$704.0
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	July 29, 2017	July 30, 2016
Operating Activities:
Net Income	$20.5	$21.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Depreciation	5.0	5.2
Amortization of Intangible Assets	0.6	0.6
Stock-based Compensation	4.1	3.6
Changes in Operating Assets and Liabilities:
Accounts Receivable	15.1	17.6
Inventories	(1.5)	(0.6)
Prepaid Expenses and Other Assets	(9.1)	(5.3)
Accounts Payable and Other Expenses	(11.1)	(7.9)
Net Cash Provided by Operating Activities	23.6	34.4
Investing Activities:
Purchases of Property, Plant and Equipment	(8.0)	(4.2)
Acquisition of Business, Net of Cash Received	(22.2)	—
Sale of Business/Investment/Property	0.3	—
Net Cash Used in Investing Activities	(29.9)	(4.2)
Financing Activities:
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.3)	(0.3)
Proceeds from Exercise of Stock Options	—	0.9
Tax Benefit from Stock Option Exercises	—	0.3
Cash Dividends	(3.4)	(3.3)
Repayment of Borrowings	(2.0)	(3.0)
Net Cash Used in Financing Activities	(5.7)	(5.4)
Effect of Foreign Currency Exchange Rate Changes on Cash	15.9	(3.3)
Increase in Cash and Cash Equivalents	3.9	21.5
Cash and Cash Equivalents at Beginning of Year	294.0	227.8
Cash and Cash Equivalents at End of Period	$297.9	$249.3
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.    BASIS OF PRESENTATION
Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of July 29, 2017 and results of operations for the three months ended July 29, 2017 and July 30, 2016 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 29, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 29, 2017, filed with the SEC on June 22, 2017.  Results may vary from quarter to quarter for reasons other than seasonality.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The standard will be effective for us in fiscal years beginning April 29, 2018. This ASU is not expected to have a material effect on Methode's financial statements. If, in the future, Methode makes modifications to its existing share-based payment awards, those modifications will need to be evaluated based on the criteria detailed in this ASU and accounted for accordingly.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The amendments in this ASU, where practicable, are to be applied retrospectively. The standard will be effective for us in fiscal years beginning April 29, 2018. Earlier adoption is permitted. We do not believe this pronouncement will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)," which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The standard will be effective for us in the fiscal years beginning April 29, 2018. Earlier adoption is permitted.

We are currently evaluating the impact this guidance will have on our consolidated financial statements. We have started our evaluation by engaging third-party consultants to assist in the process. We have established a project management team to analyze the impact of this standard by reviewing our current accounting policies and practices and our customer contracts and arrangements to identify potential differences that would result from the application of this standard. The types of provisions currently being evaluated which could impact the allocation and timing of revenue include contractually guaranteed price reductions and over-time recognition of revenue. There are two transition methods available under the new standard, either full retrospective or modified retrospective. We expect to adopt the standard utilizing the modified retrospective method and expect enhanced disclosure requirements post-adoption.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350).” The amendments in this ASU simplify goodwill impairment testing by removing the requirement of Step 2 to determine the implied fair value of the goodwill of a reporting unit which fails Step 1. The effects of this update result in the amount by which a carrying amount exceeds the reporting unit's fair value to be recognized as an impairment charge in the period identified. The standard is effective for us for annual and interim goodwill impairment tests in fiscal years beginning May 3, 2020. The Company has adopted this ASU on a prospective basis effective as of April 30, 2017 and has concluded that this pronouncement has no material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business, with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The clarified definition requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. To be considered a business, an asset must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The amendments are effective for us in fiscal years beginning April 29, 2018, with early adoption permitted. The Company has adopted this ASU effective as of April 30, 2017 on a prospective basis and has concluded that this pronouncement has no material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 impacts the timing of when excess tax benefits are recognized by eliminating the delay in the recognition of a tax benefit until the tax benefit is realized through a reduction to income taxes payable. The amendments in this update are effective for annual periods beginning after December 15, 2016, which is our fiscal 2018, which began on April 30, 2017. The Company applied the modified retrospective transition method and recognized an increase to deferred tax assets and retained earnings of $2.7 million as of April 30, 2017 to recognize excess tax benefits that had been previously delayed. On a prospective basis, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations. As a result of applying the modified retrospective transition method, prior periods were not adjusted. Further, the Company will continue to estimate the number of awards that are expected to vest.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations Simplifying the Accounting for Measurement-Period Adjustments." The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The Company has adopted this ASU effective April 30,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU requires an entity to measure inventory at the lower of cost or net realizable value, rather than at the lower of cost or market. The Company has adopted this ASU effective April 30, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

3.    ACQUISITIONS
Fiscal 2018 Acquisitions

On July 27, 2017, we acquired 100% of the stock of Procoplast S.A. ("Procoplast") for $22.2 million in cash, net of cash acquired, as well as the assumption of debt of $26.5 million. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. Based on the Company's preliminary allocation of the purchase price, the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$1.3
Accounts Receivable	7.9
Inventory	4.0
Prepaid Expenses and Other Current Assets	3.2
Intangible Assets	12.0
Goodwill	16.3
Other Assets	0.1
Property, Plant and Equipment	21.2
Accounts Payable	(4.9)
Salaries, Wages and Payroll Taxes	(2.8)
Short-term Debt	(3.8)
Long-term Debt	(22.7)
Deferred Compensation	(4.0)
Deferred Income Tax Liability	(4.3)
Total Purchase Price	$23.5

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

As part of the acquisition of Procoplast in fiscal 2018, the Company acquired estimated goodwill of $16.3 million. The following table shows the roll-forward of goodwill in the financial statements as of July 29, 2017:

	Automotive	Interface	Power Products	Total
Balance as of April 29, 2017	$—	$0.6	$1.0	$1.6
Acquired	16.3	—	—	16.3
Impairment	—	—	—	—
Foreign Currency Translation	—	0.1	—	0.1
Balance as of July 29, 2017	$16.3	$0.7	$1.0	$18.0
As part of the acquisition of Procoplast in fiscal 2018, the Company acquired estimated intangible assets of 12.0 million, which are classified as customer relationships and agreements and are being amortized over 10 years. The following tables present details of the Company’s intangible assets:

	As of July 29, 2017
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$28.3	$15.6	$12.7	9.8
Trade Names, Patents and Technology Licenses	25.8	20.4	5.4	1.2
Covenants Not to Compete	0.1	0.1	—	0.2
Total	$54.2	$36.1	$18.1

	As of April 29, 2017
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$16.3	$15.6	$0.7	6.8
Trade Names, Patents and Technology Licenses	25.8	19.9	5.9	1.4
Covenants Not to Compete	0.1	0.1	—	0.4
Total	$42.2	$35.6	$6.6
The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2018	$3.1
2019	$3.3
2020	$1.4
2021	$1.3
2022	$1.3
As of July 29, 2017 and April 29, 2017, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.
5.    INCOME TAXES
The Company recognized an income tax provision of $4.3 million and $5.5 million for the three months ended July 29, 2017 and July 30, 2016, respectively. The Company's effective tax rate was 17.1% and 20.6% for the three months ended July 29, 2017 and July 30, 2016, respectively. The income tax provision for both of the three months ended July 29, 2017 and July 30, 2016 is lower than the U.S. statutory rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

6.    COMMON STOCK AND STOCK-BASED COMPENSATION
In fiscal 2016, the Compensation Committee of the Board of Directors (the "Compensation Committee") authorized a new long-term incentive program for key employees consisting of performance-based restricted stock awards (“RSAs”) and time-based restricted stock units (“RSUs”). In the first quarter of of fiscal 2018, the Compensation Committee awarded a maximum of 117,113 RSAs to key members of management. In addition, they were also awarded 23,175 RSUs.
In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 adjusted EBITDA, with 50% of the target shares earned for threshold performance (representing 410,538 shares), 100% of the target shares earned for target performance (representing 821,075 shares) and 150% of the target shares earned for maximum performance (representing 1,231,613 shares).
At the target level of performance, the expected expense for the RSAs is $28.0 million. During the three months ended July 29, 2017, the Company recorded $1.5 million in compensation expense related to the RSAs. During the three months ended July 30, 2016, the Company recorded $1.3 million in compensation expense related to the RSAs.
As of July 29, 2017, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that exceeding the target is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable the Company will meet the target for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.
In the aggregate, the Company has granted 631,175 RSUs to key employees under the program, of which 567,175 are still outstanding. The RSUs are subject to a vesting period, with 30% vesting on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $19.5 million through 2020. During the three months ended July 29, 2017, the Company recorded $1.5 million of compensation expense related to the RSUs. During the three months ended July 30, 2016, the Company recorded $1.3 million in compensation expense related to the RSUs.
During the first quarter of fiscal 2018, the Company issued 24,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $1.0 million of compensation expense related to these shares during the three months ended July 29, 2017.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 29, 2017	July 30, 2016
Numerator - Net Income	$20.5	$21.2
Denominator:
Denominator for Basic Net Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Awards	37,248,689	37,322,548
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	312,551	146,744
Denominator for Diluted Net Income per Share	37,561,240	37,469,292

Net Income per Share:
Basic	$0.55	$0.57
Diluted	$0.55	$0.57

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

For the three months ended July 29, 2017, no options to purchase shares have been excluded in the computation of diluted net income per share because the exercise price was less than the average market price for that period. RSAs for 821,075 shares have been excluded from the computation of diluted net income per share for the three months ended July 29, 2017 as these awards are contingent on the Company's full-year performance in fiscal 2020.
For the three months ended July 30, 2016, options to purchase 138,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. RSAs for 822,000 shares have been excluded in the computation of diluted net income per share for the three months ended July 30, 2016 as these awards are contingent on the Company's full-year performance in fiscal 2020.
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
We have multiple operating segments that are aggregated into four reportable segments. Those segments are Automotive, Interface, Power Products and Other.
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

The Other segment is primarily made up of our medical device business, Dabir Surfaces, our surface support technology aimed at pressure ulcer prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure ulcers, including patients undergoing long-duration surgical procedures. Through fiscal 2017, the Other segment included our Active Energy Solutions reporting unit, which provided inverters, battery systems and insulated gate bipolar transistor solutions. Due to market conditions, this reporting unit was shuttered at the end of fiscal 2017.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 29, 2017.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The tables below present information about our reportable segments:

	Three Months Ended July 29, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$158.9	$29.5	$15.2	$0.1	$(2.5)	$201.2
Transfers between Segments	(2.4)	(0.1)	—	—	2.5	—
Net Sales to Unaffiliated Customers	$156.5	$29.4	$15.2	$0.1	$—	$201.2

Income (Loss) from Operations	$35.8	$0.4	$3.3	$(2.7)	$(11.4)	$25.4
Interest Income, Net						(0.2)
Other Expense, Net						0.8
Income before Income Taxes						$24.8

	Three Months Ended July 30, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$148.6	$33.1	$12.1	$0.4	$(2.4)	$191.8
Transfers between Segments	(1.5)	(0.2)	(0.1)	(0.3)	2.2	0.1
Net Sales to Unaffiliated Customers	$147.1	$32.9	$12.0	$0.1	$(0.2)	$191.9

Income (Loss) from Operations	$36.1	$(0.7)	$2.5	$(2.3)	$(8.9)	$26.7
Interest Income, Net						—
Other Income, Net						—
Income before Income Taxes						$26.7
9.    CONTINGENCIES
Certain litigation arising in the normal course of business is pending against us.  We are, from time-to-time, subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters, environmental matters and intellectual property matters.  We consider insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is our opinion, based on the information available, that we have adequate reserves for these liabilities.
Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of July 29, 2017, the matter remains in the discovery stage.
10.    PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $19.2 million and $15.5 million as of July 29, 2017 and April 29, 2017, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

customer contract. We had $7.1 million at both July 29, 2017 and April 29, 2017 of Company owned pre-production tooling, which is capitalized within property, plant and equipment.
11.    DEBT AND CREDIT AGREEMENT
We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At July 29, 2017, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the three months ended July 29, 2017, we had no borrowings and payments of $2.2 million, which includes interest of $0.2 million, under this credit facility. As of July 29, 2017, there were outstanding balances against the credit facility of $25.0 million. We believe the fair value approximates the carrying amount as of July 29, 2017.
On July 27, 2017, the Company acquired Procoplast in a deal that included both a cash payment and the assumption of $3.8 million of short-term debt and $22.7 million of long-term debt with interest rates ranging from 0.79% to 3.06% and maturities ranging from 2018 to 2031.
12.    SUBSEQUENT EVENTS
On August 1, 2017, Methode entered into an agreement to purchase 100% of the outstanding common shares of Pacific Insight Electronics Corp. ("Pacific Insight") in a cash transaction worth approximately $114 million, which will be funded with available cash and Methode's existing credit facility.  Pacific Insight is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full service solutions to the automotive and commercial vehicle markets. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The closing of the transaction is subject to customary conditions, including, but not limited to, shareholder and regulatory approvals. The transaction is expected to close in the second quarter of fiscal 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.  Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•	We currently have a significant amount of our cash located outside the U.S.

•	Our Dabir Surface medical device products are emerging technologies. Our ability to successfully market and sell these products will depend on acceptance by the medical community.

•	We cannot guarantee that the newly acquired Procoplast business will be successful or that we can implement and profit from any new applications of the acquired technology.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	Changes in our effective tax rate may harm our results of operations.

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 29, 2017 for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.
Overview
We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 29, 2017.
Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), medical, rail and other transportation industries.
Recent Transactions

On July 27, 2017, we acquired 100% of the stock of Procoplast for $22.2 million in cash, net of cash acquired, as well as the assumption of debt of $26.5 million. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

On August 1, 2017, Methode entered into an agreement to purchase 100% of the outstanding common shares of Pacific Insight Electronics Corp. ("Pacific Insight") in a cash transaction worth approximately $114 million, which will be funded with available cash and Methode's existing credit facility.  Pacific Insight is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full service solutions to the automotive and commercial vehicle markets. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The closing of the transaction is subject to customary conditions, including, but not limited to, shareholder and regulatory approvals. The transaction is expected to close in the second quarter of fiscal 2018.

Plan to Repurchase Common Stock
In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company purchased no outstanding common stock during the three months ended July 29, 2017, which leaves the total repurchased under the plan at 2,277,466 shares of outstanding common stock for $71.9 million.
Hetronic Litigation Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of July 29, 2017, the matter remains in the discovery stage.
For the three months ended July 29, 2017 and July 30, 2016, we incurred Hetronic-related legal fees of $2.9 million and $4.3 million, respectively.

Results of Operations for the Three Months Ended July 29, 2017 as Compared to the Three Months Ended July 30, 2016
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 29, 2017	July 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$201.2	$191.9	$9.3	4.8%

Cost of Products Sold	145.6	137.8	7.8	5.7%

Gross Profit	55.6	54.1	1.5	2.8%

Selling and Administrative Expenses	29.6	26.8	2.8	10.4%
Amortization of Intangibles	0.6	0.6	—	—%
Interest Income, Net	(0.2)	—	(0.2)	—%
Other Expense, Net	0.8	—	0.8	—%
Income Tax Expense	4.3	5.5	(1.2)	(21.8)%
Net Income	$20.5	$21.2	$(0.7)	(3.3)%

Percent of sales:	July 29, 2017	July 30, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	72.4%	71.8%
Gross Margins	27.6%	28.2%
Selling and Administrative Expenses	14.7%	14.0%
Amortization of Intangibles	0.3%	0.3%
Interest Income, Net	(0.1)%	—%
Other Expense, Net	0.4%	—%
Income Tax Expense	2.1%	2.9%
Net Income	10.2%	11.0%
Net Sales.  Consolidated net sales increased by $9.3 million, or 4.8%, to $201.2 million for the three months ended July 29, 2017, from $191.9 million for the three months ended July 30, 2016.  The Automotive segment net sales increased $9.4 million, or 6.4%, to $156.5 million for the three months ended July 29, 2017, from $147.1 million for the three months ended July 30, 2016.  The Interface segment net sales decreased $3.5 million, or 10.6%, to $29.4 million for the three months ended July 29, 2017, compared to $32.9 million for the three months ended July 30, 2016. The Power Products segment net sales increased $3.2 million, or 26.7%, to $15.2 million for the three months ended July 29, 2017, compared to $12.0 million for the three months ended July 30, 2016. Translation of foreign operations' net sales for the three months ended July 29, 2017 decreased net sales by $0.3 million, or 0.1%, compared to the average currency rates in the three months ended July 30, 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan and the euro.
Cost of Products Sold.  Consolidated cost of products sold increased $7.8 million, or 5.7%, to $145.6 million for the three months ended July 29, 2017, compared to $137.8 million for the three months ended July 30, 2016.  Consolidated cost of products sold as a percentage of net sales increased to 72.4% for the three months ended July 29, 2017, compared to 71.8% for the three months ended July 30, 2016.  The Automotive segment cost of products sold as a percentage of sales for the three months ended July 29, 2017 was unfavorably impacted due to higher new product development costs and unfavorable commodity pricing, partially offset with higher sales and a favorable currency impact on certain labor and factory expenses. The Automotive segment results for the first three months of fiscal 2017 include $1.0 million of favorable commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. The Interface segment experienced an increase in cost of products sold as a percentage of sales primarily due to lower sales volumes and unfavorable sales mix of appliance products. The Power Products segment experienced an increase in cost of products sold as a percentage of sales primarily due to unfavorable sales mix and unfavorable commodity pricing, partially offset with a favorable currency impact for labor and certain factory expenses.

Gross Profit.  Consolidated gross profit increased $1.5 million, or 2.8%, to $55.6 million for the three months ended July 29, 2017, as compared to $54.1 million for the three months ended July 30, 2016.  Gross margins as a percentage of net sales decreased to 27.6% for the three months ended July 29, 2017, compared to 28.2% for the three months ended July 30, 2016.  The Automotive segment gross margins as a percentage of sales for the three months ended July 29, 2017 was unfavorably impacted due to higher new product development costs and unfavorable commodity pricing, partially offset by higher sales volumes and a favorable currency impact on certain labor and factory expenses. The Interface segment experienced a decrease in gross margins as a percentage of sales primarily due to lower sales volumes and unfavorable sales mix of appliance products. The Power Products segment experienced a lower gross margin as a percentage of sales primarily due to unfavorable sales mix and unfavorable commodity pricing, partially offset by higher sales volumes and a favorable currency impact for labor and certain factory expenses. The Automotive segment gross profit was favorably impacted in the first three months of fiscal 2017 by $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.
Selling and Administrative Expenses.  Selling and administrative expenses increased $2.8 million, or 10.4%, to $29.6 million for the three months ended July 29, 2017, compared to $26.8 million for the three months ended July 30, 2016.  Selling and administrative expenses as a percentage of net sales increased to 14.7% for the three months ended July 29, 2017 from 14.0% for the three months ended July 30, 2016. In the first three months of fiscal 2018, expenses increased for acquisition-related costs of $2.8 million, an increase in bonus expense of $1.4 million, increased investment in sales and marketing, clinical resources and professional services in our medical device business of $0.9 million and stock award amortization expenses of $0.6 million. In addition, in the first three months of fiscal 2018, expenses decreased for legal fess by $1.7 million. The first quarter of fiscal 2017 includes $1.1 million of expense related to operating units that were shuttered at the end of fiscal 2017.
Interest Income, Net.  Interest income increased $0.2 million, to $0.2 million for the three months ended July 29, 2017, compared to no interest income for the three months ended July 30, 2016. The increase primarily relates to higher cash balances and decreased average debt levels during the first quarter of fiscal 2018 as compared to first quarter of fiscal 2017.
Other Expense, Net. Other expense was $0.8 million for the three months ended July 29, 2017, compared to no other expense for the three months ended July 30, 2016. The increase for the three months ended July 29, 2017 is primarily due to currency rate fluctuations related to the weakening Chinese yuan. The functional currencies of these operations are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense decreased $1.2 million, or 21.8%, to $4.3 million for the three months ended July 29, 2017, compared to $5.5 million for the three months ended July 30, 2016.  The Company's effective tax rate decreased to 17.1% for the three months ended July 29, 2017, compared to 20.6% for the three months ended July 30, 2016. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates as well as some discrete favorable adjustments in the first quarter of fiscal 2018.
Net Income.  Net income decreased $0.7 million, or 3.3%, to $20.5 million for the three months ended July 29, 2017, compared to $21.2 million for the three months ended July 30, 2016. Net income was negatively impacted by unfavorable sales mix, unfavorable commodity pricing, acquisition-related costs, increased new product development costs, increased bonus expense and higher currency rate fluctuations. Net income was favorably impacted by increased sales volumes, lower legal expense, a favorable currency impact on certain labor and factory expenses and lower income tax expenses. Net income was favorably impacted in the first three months of fiscal 2017 due to commodity pricing adjustments and the reversal of accruals related to resolved customer commercial issues.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 29, 2017	July 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$156.5	$147.1	$9.4	6.4%

Cost of Products Sold	110.6	102.7	7.9	7.7%

Gross Profit	45.9	44.4	1.5	3.4%

Selling and Administrative Expenses	10.1	8.3	1.8	21.7%

Income from Operations	$35.8	$36.1	$(0.3)	(0.8)%

Percent of sales:	July 29, 2017	July 30, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	70.7%	69.8%
Gross Margins	29.3%	30.2%
Selling and Administrative Expenses	6.5%	5.6%
Income from Operations	22.9%	24.5%
Net Sales.  Automotive segment net sales increased $9.4 million, or 6.4%, to $156.5 million for the three months ended July 29, 2017, from $147.1 million for the three months ended July 30, 2016.  Net sales increased in North America by $5.0 million, or 5.7%, to $92.7 million for the three months ended July 29, 2017, compared to $87.7 million for the three months ended July 30, 2016. Sales volumes increased for our GM Center Console platforms but were partially offset by pricing concessions. Net sales increased in Europe by $5.4 million, or 15.3%, to $40.6 million for the three months ended July 29, 2017, compared to $35.2 million for the three months ended July 30, 2016, primarily due to higher sales volumes of certain integrated center panels and steering wheel switch products, partially offset with decreased sales of customer-funded tooling. Net sales in Asia decreased $1.0 million, or 4.1%, to $23.2 million for the three months ended July 29, 2017, compared to $24.2 million for the three months ended July 30, 2016, primarily due to lower sales volumes of our steering-angle sensors, partially offset with higher sales volumes of our linear position sensor products and transmission lead-frame assemblies. Translation of foreign operations' net sales decreased reported net sales by $0.3 million, or 0.1%, for the three months ended July 29, 2017, compared to the average currency rates for the three months ended July 30, 2016, primarily due to the strengthening of the U.S. dollar compared to the Chinese yuan and euro.
Cost of Products Sold.  Automotive segment cost of products sold increased $7.9 million, or 7.7%, to $110.6 million for the three months ended July 29, 2017, from $102.7 million for the three months ended July 30, 2016.  The Automotive segment cost of products sold as a percentage of net sales increased to 70.7% for the three months ended July 29, 2017, compared to 69.8% for the three months ended July 30, 2016.  Cost of products sold as a percentage of sales for the three months ended July 29, 2017 was unfavorably impacted due to higher new product development costs and unfavorable commodity pricing, partially offset by higher sales volumes and a favorable currency impact on certain labor and factory expenses. The results for the first three months of fiscal 2017 include favorable adjustments of $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.
Gross Profit.  Automotive segment gross profit increased $1.5 million, or 3.4%, to $45.9 million for the three months ended July 29, 2017, as compared to $44.4 million for the three months ended July 30, 2016.  The Automotive segment gross margins as a percentage of net sales decreased to 29.3% for the three months ended July 29, 2017, as compared to 30.2% for the three months ended July 30, 2016.  Gross margins as a percentage of sales for the three months ended July 29, 2017 was unfavorably impacted due to higher new product development costs and unfavorable commodity pricing, partially offset by higher sales volumes and a favorable currency impact on certain labor and factory expenses. Gross profit was favorably impacted in the first three months of fiscal 2017 by $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.8 million, or 21.7%, to $10.1 million for the three months ended July 29, 2017, compared to $8.3 million for the three months ended July 30, 2016.  Selling and administrative expenses as a percentage of net sales were 6.5% for the three months ended July 29, 2017 and 5.6% for the three months ended July 30, 2016. The increase in expenses in the first three months of fiscal 2018 primarily relates to acquisition-related costs, increased stock award amortization expense, an increase in bonus expense and higher travel expenses.
Income from Operations.  Automotive segment income from operations decreased $0.3 million, or 0.8%, to $35.8 million for the three months ended July 29, 2017, compared to $36.1 million for the three months ended July 30, 2016. Income from operations for the first three months of fiscal 2018 was negatively impacted due to acquisition-related costs, unfavorable commodity pricing and an increase in bonus expense, higher stock award amortization expense and travel expenses. Income from operations was favorably impacted for the first three months of fiscal 2018 due to increased sales volumes and a favorable currency impact on certain labor and factory expenses. Income from operations for the first three months of fiscal 2017 was favorably impacted by commodity pricing adjustments and a one-time reversal of accruals related to resolved customer commercial issues.
Interface Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 29, 2017	July 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$29.4	$32.9	$(3.5)	(10.6)%

Cost of Products Sold	23.0	25.1	(2.1)	(8.4)%

Gross Profit	6.4	7.8	(1.4)	(17.9)%

Selling and Administrative Expenses	6.0	8.5	(2.5)	(29.4)%

Income (Loss) from Operations	$0.4	$(0.7)	$1.1	N/M

Percent of sales:	July 29, 2017	July 30, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	78.2%	76.3%
Gross Margins	21.8%	23.7%
Selling and Administrative Expenses	20.4%	25.8%
Income (Loss) from Operations	1.4%	(2.1)%

* N/M equals non-meaningful
Net Sales.  Interface segment net sales decreased $3.5 million, or 10.6%, to $29.4 million for the three months ended July 29, 2017, from $32.9 million for the three months ended July 30, 2016.  Net sales decreased in North America by $3.6 million, or 14.4%, to $21.4 million for the three months ended July 29, 2017, compared to $25.0 million for the three months ended July 30, 2016. The majority of the decrease relates to our Connectivity reporting unit which was shuttered at the end of fiscal 2017. In addition, sales declined for our appliance and our data solutions products, partially offset with higher sales volumes of radio remote control products. Net sales in Europe increased $0.6 million, or 9.0%, to $7.3 million for the three months ended July 29, 2017 compared to $6.7 million for the three months ended July 30, 2016, primarily due to higher sales volumes of radio remote control products, partially offset with lower sales volumes of our data solutions products. Net sales in Asia decreased $0.5 million, or 41.7%, to $0.7 million for the three months ended July 29, 2017, compared to $1.2 million for the three months ended July 30, 2016, primarily due to lower sales volumes of legacy products.
Cost of Products Sold.  Interface segment cost of products sold decreased $2.1 million, or 8.4%, to $23.0 million for the three months ended July 29, 2017, compared to $25.1 million for the three months ended July 30, 2016.  Interface segment cost of products sold as a percentage of net sales increased to 78.2% for the three months ended July 29, 2017, compared to 76.3% for the three months ended July 30, 2016.  The increase is primarily due to lower sales volumes and unfavorable sales mix of appliance products.

Gross Profit.  Interface segment gross profit decreased $1.4 million, or 17.9%, to $6.4 million for the three months ended July 29, 2017, compared to $7.8 million for the three months ended July 30, 2016.  Gross margins as a percentage of net sales decreased to 21.8% for the three months ended July 29, 2017, from 23.7% for the three months ended July 30, 2016.  The decrease is primarily due to lower sales volumes and unfavorable sales mix of appliance products.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.5 million, or 29.4%, to $6.0 million for the three months ended July 29, 2017, compared to $8.5 million for the three months ended July 30, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 20.4% for the three months ended July 29, 2017, from 25.8% for the three months ended July 30, 2016. The decrease in selling and administrative expenses is primarily due to the shuttering of a reporting unit at the end of fiscal 2017 and lower legal, travel and advertising expenses.
Income/(loss) from Operations.  Interface segment income/(loss) from operations increased $1.1 million, to income of $0.4 million for the three months ended July 29, 2017, compared to a loss of $0.7 million for the three months ended July 30, 2016, primarily due to lower expenses related to a shuttered reporting unit and lower legal, travel and advertising expenses, partially offset with lower sales volumes and an unfavorable sales mix of appliance products.
Power Products Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 29, 2017	July 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$15.2	$12.0	$3.2	26.7%

Cost of Products Sold	11.0	8.6	2.4	27.9%

Gross Profit	4.2	3.4	0.8	23.5%

Selling and Administrative Expenses	0.9	0.9	—	—%

Income from Operations	$3.3	$2.5	$0.8	32.0%

Percent of sales:	July 29, 2017	July 30, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	72.4%	71.7%
Gross Margins	27.6%	28.3%
Selling and Administrative Expenses	5.9%	7.5%
Income from Operations	21.7%	20.8%
Net Sales.  Power Products segment net sales increased $3.2 million, or 26.7%, to $15.2 million for the three months ended July 29, 2017, compared to $12.0 million for the three months ended July 30, 2016.  Net sales increased in North America by $0.4 million, or 6.8%, to $6.3 million for the three months ended July 29, 2017, compared to $5.9 million for the three months ended July 30, 2016, primarily due to higher sales volumes of busbar products. Net sales in Europe increased $1.9 million, or 158.3%, to $3.1 million for the three months ended July 29, 2017, compared to $1.2 million for the three months ended July 30, 2016, primarily due to higher sales volumes of bypass switches. Net sales in Asia increased $0.9 million, or 18.4%, to $5.8 million for the three months ended July 29, 2017, compared to $4.9 million for the three months ended July 30, 2016, due to higher sales volumes of busbar products.
Cost of Products Sold.  Power Products segment cost of products sold increased $2.4 million, or 27.9%, to $11.0 million for the three months ended July 29, 2017, compared to $8.6 million for the three months ended July 30, 2016.  The Power Products segment cost of products sold as a percentage of net sales increased to 72.4% for the three months ended July 29, 2017, from 71.7% for the three months ended July 30, 2016.  The increase primarily relates to unfavorable sales mix and unfavorable commodity pricing, partially offset with higher sales volumes and a favorable currency impact on certain labor and factory expenses.
Gross Profit.  Power Products segment gross profit increased $0.8 million, or 23.5%, to $4.2 million for the three months ended July 29, 2017, compared to $3.4 million for the three months ended July 30, 2016.  Gross margins as a percentage of net sales decreased to 27.6% for the three months ended July 29, 2017 from 28.3% for the three months ended July 30, 2016. The decrease primarily relates to unfavorable sales mix and unfavorable commodity pricing, partially offset with increased sales volumes and a favorable currency impact on certain labor and factory expenses.
Selling and Administrative Expenses.  Selling and administrative expenses were unchanged at $0.9 million for the three months ended July 29, 2017 and July 30, 2016. Selling and administrative expenses as a percentage of net sales decreased to 5.9% for the three months ended July 29, 2017 from 7.5% for the three months ended July 30, 2016, due to the increase in net sales.
Income From Operations.  Power Products segment income from operations increased $0.8 million, or 32.0%, to $3.3 million for the three months ended July 29, 2017, compared to $2.5 million for the three months ended July 30, 2016, due to increased sales volumes and a favorable currency impact on certain labor and factory expenses, partially offset with an unfavorable sales mix and unfavorable commodity pricing.
Other Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 29, 2017	July 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$0.1	$0.1	$—	—%

Cost of Products Sold	0.7	1.1	(0.4)	(36.4)%

Gross Profit	(0.6)	(1.0)	0.4	(40.0)%

Selling and Administrative Expenses	2.1	1.3	0.8	61.5%

Loss from Operations	$(2.7)	$(2.3)	$(0.4)	17.4%
Net Sales.  The reporting units in this segment were medical devices, inverters and battery systems. The inverters and battery systems operating unit was shuttered at the end of fiscal 2017 due to adverse business conditions. Both operating units had minimal net sales in the three months ended July 29, 2017 and July 30, 2016, respectively, due to newly launched products.
Cost of Products Sold.  Other segment cost of products sold was $0.7 million for the three months ended July 29, 2017, compared to $1.1 million for the three months ended July 30, 2016. The decrease primarily relates to the shuttered operating unit, partially offset with increased research and development initiatives for medical devices.
Gross Profit.  The Other segment gross profit was a loss of $0.6 million and $1.0 million for the three months ended July 29, 2017 and July 30, 2016, respectively. The decreased loss primarily relates to the shuttered operating unit, partially offset with increased research and development initiatives for medical devices.
Selling and Administrative Expenses.  Selling and administrative expenses increased $0.8 million, or 61.5%, to $2.1 million for the three months ended July 29, 2017, compared to $1.3 million for the three months ended July 30, 2016. The increase is primarily due to higher investment in sales and marketing, clinical resources and professional services in our medical device business, partially offset with lower selling and administrative expenses related to the shuttered reporting unit.
Loss From Operations  The Other segment loss from operations increased $0.4 million to $2.7 million for the three months ended July 29, 2017, compared to $2.3 million for the three months ended July 30, 2016.  The increased loss relates to higher investment in our medical device business, consisting of outside professional fees, research and development costs and marketing expenses, during the first three months of fiscal 2018, partially offset with lower expenses related to the shuttered reporting unit.
Liquidity and Capital Resources
We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $297.9 million of cash and cash equivalents as of July 29, 2017, $289.6 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations.

We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At July 29, 2017, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the three months ended July 29, 2017, we had no borrowings and payments of $2.2 million, which includes interest of $0.2 million, under this credit facility. As of July 29, 2017, there were outstanding balances against the credit facility of $25.0 million.
As part of the acquisition of Procoplast, the Company acquired $3.8 million of short-term debt and $22.7 million of long-term debt with interest rates ranging from 0.79% to 3.06% and maturities ranging from 2018 to 2031.
Cash Flow - Operating Activities
Net cash provided by operating activities decreased $10.8 million to $23.6 million for the three months ended July 29, 2017, compared to $34.4 million for the three months ended July 30, 2016, primarily due to the decreased cash generated from the changes in operating assets and liabilities of $10.4 million. For the three months ended July 29, 2017, net changes in operating assets and liabilities resulted in the cash use of $6.6 million, primarily due to a decrease in accounts payable and an increase in prepaid expenses, partially offset by the timing of receivable collections for customer funded tooling, For the three months ended July 30, 2016, net changes in operating assets and liabilities resulted in the cash generation of $3.8 million, primarily due to the timing of receivable collections, partially offset with increased cash payments for bonuses.
Cash Flow - Investing Activities
Net cash used in investing activities was $29.9 million for the three months ended July 29, 2017, compared to $4.2 million for the three months ended July 30, 2016, due primarily to the acquisition of Procoplast for $22.2 million, net of cash received and, to a lesser extent, the purchase of property, plant and equipment for $8.0 million.
Cash Flow - Financing Activities
Net cash used by financing activities increased $0.3 million to $5.7 million for the three months ended July 29, 2017, compared to $5.4 million for the three months ended July 30, 2016.  During the three months ended July 29, 2017, the Company had repayment of borrowings against the credit facility of $2.0 million, and during the three months ended July 30, 2016, the Company had repayment of borrowings of $3.0 million. We paid dividends of $3.4 million and $3.3 million in the three months ended July 29, 2017 and July 30, 2016, respectively. The first three months of fiscal 2018 and fiscal 2017 each included $0.3 million of taxes paid related to net share settlement of equity awards. There were no proceeds from the exercise of stock options in the first three months of fiscal 2018 and $0.9 million in the first three months of fiscal 2017. The first three months of fiscal 2017 included $0.3 million of excess tax benefit on equity shares issued and on stock options exercised during those periods. Pursuant to the adoption of ASU 2016-09 on April 30, 2017, going forward the Company will no longer separately report the tax benefit on equity shares issued and stock option exercises as a separate line item in the financing activities section of the Condensed Consolidated Statements of Cash Flow. That activity will now run through the operating activities section of the Condensed Consolidated Statements of Cash Flow as a change in operating assets and liabilities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3.  Quantitative And Qualitative Disclosures About Market Risk
Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $11.8 million as of July 29, 2017 and $13.1 million as of April 29, 2017.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $45.4 million at July 29, 2017 and $41.1 million at April 29, 2017.
We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $25.0 million of net borrowings at July 29, 2017, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2018 based upon our current and expected levels of debt.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1A.    Risk Factors
Other than the supplemental risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 29, 2017.
We cannot guarantee that the newly acquired Procoplast business will be successful or that we can implement and profit from any new applications of the acquired technology.
We acquired Procoplast on July 27, 2017.  As a result of this acquisition, we now manufacture automotive assemblies on mainland Europe, which is expected to aid in our expansion on the continent. The market for automotive assemblies is competitive and rapidly changing.  If we do not keep pace with technological innovations in the industry, our products may not be competitive and our revenue and operating results may suffer.  Furthermore, while we intend to expand the Procoplast business by integrating the technology into additional automotive and other applications, we can make no guarantee that such ventures will be successful or profitable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of remaining Shares that may be Purchased Under the Plans or Programs
April 30, 2017 through May 27, 2017	—		$—	—	$27.9
May 28, 2017 through July 1, 2017	9,784	(2)	$26.84	—	$27.9
July 2, 2017 through July 29, 2017	—		$—	—	$27.9

(1) In September 2015, the Company adopted a plan to repurchase up to $100.0 million of its common stock. The plan expires September 1, 2017.

(2) Represents shares surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock.

Item 6.          Exhibits

Exhibit Number	Description
10.1	Form of First Amendment to Performance Based Restricted Stock Award Agreement dated as of July 19, 2017(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File
(1)    Previously filed with the Company's Form 8-K filed July 24, 2017 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ John R. Hrudicka
John R. Hrudicka
Chief Financial Officer
(principal financial officer)

Dated:	August 31, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of First Amendment to Performance Based Restricted Stock Award Agreement dated as of July 19, 2017(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File
(1)    Previously filed with the Company's Form 8-K filed July 24, 2017 and incorporated herein by reference.