Form 10-Q
period 2017-10-28
METHODE ELECTRONICS INC
filed 2017-12-07
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 28, 2017

or

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

At December 5, 2017, registrant had 38,185,020 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 28, 2017

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net Sales	$230.1	$209.3	$431.3	$401.1

Cost of Products Sold	168.1	153.7	313.7	291.5

Gross Profit	62.0	55.6	117.6	109.6

Selling and Administrative Expenses	31.2	25.9	60.8	52.8
Amortization of Intangibles	1.1	0.6	1.7	1.2

Income from Operations	29.7	29.1	55.1	55.6

Interest Expense (Income), Net	0.2	(0.1)	—	(0.1)
Other Expense (Income), Net	0.4	(1.9)	1.2	(1.9)

Income before Income Taxes	29.1	31.1	53.9	57.6

Income Tax Expense	4.9	6.2	9.2	11.7

Net Income	$24.2	$24.9	$44.7	$45.9

Basic and Diluted Income per Share:
Basic	$0.65	$0.66	$1.20	$1.23
Diluted	$0.64	$0.66	$1.19	$1.23

Cash Dividends:
Common Stock	$0.09	$0.09	$0.18	$0.18

Weighted Average Number of Common Shares Outstanding:
Basic	37,283,500	37,353,423	37,266,095	37,337,985
Diluted	37,668,100	37,541,250	37,629,640	37,494,219
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net Income	$24.2	$24.9	$44.7	$45.9

Foreign Currency Translation Adjustment	(6.5)	(8.0)	18.1	(14.7)
Comprehensive Income	$17.7	$16.9	$62.8	$31.2
See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	October 28, 2017	April 29, 2017
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$258.6	$294.0
Accounts Receivable, Net	215.4	165.3
Inventories:
Finished Products	15.3	10.9
Work in Process	10.5	8.7
Materials	52.6	38.3
Total Inventories	78.4	57.9
Prepaid and Refundable Income Taxes	0.6	0.6
Prepaid Expenses and Other Current Assets	15.9	12.5
Total Current Assets	568.9	530.3
Property Plan and Equipment:
Land	0.6	0.6
Buildings and Building Improvements	58.3	48.2
Machinery and Equipment	331.1	287.9
Property, Plant and Equipment, Gross	390.0	336.7
Less Allowances for Depreciation	263.1	246.1
Property, Plant and Equipment, Net	126.9	90.6
Other Assets:
Goodwill	66.8	1.6
Other Intangible Assets, Net	56.6	6.6
Cash Surrender Value of Life Insurance	8.1	7.8
Deferred Income Taxes	44.5	40.4
Pre-production Costs	14.3	15.5
Other	12.2	11.2
Total Other Assets	202.5	83.1
Total Assets	$898.3	$704.0
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable	$99.3	$75.3
Salaries, Wages and Payroll Taxes	17.5	18.7
Other Accrued Expenses	23.1	17.7
Short-term Debt	2.3	—
Income Tax Payable	10.1	12.7
Total Current Liabilities	152.3	124.4
Long-term Debt	105.5	27.0
Other Liabilities	8.3	2.6
Deferred Income Taxes	15.8	—
Deferred Compensation	9.6	8.9
Total Liabilities	291.5	162.9
Shareholders' Equity:
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,181,477 and 38,133,925 shares issued as of October 28, 2017 and April 29, 2017, respectively	19.1	19.1
Additional Paid-in Capital	139.4	132.2
Accumulated Other Comprehensive Loss	(7.6)	(25.7)
Treasury Stock, 1,346,624 shares as of October 28, 2017 and April 29, 2017	(11.5)	(11.5)
Retained Earnings	467.4	427.0
Total Shareholders' Equity	606.8	541.1
Total Liabilities and Shareholders' Equity	$898.3	$704.0
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	October 28, 2017	October 29, 2016
Operating Activities:
Net Income	$44.7	$45.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Depreciation	11.2	10.5
Amortization of Intangible Assets	1.7	1.2
Stock-based Compensation	7.2	7.0
Provision for Bad Debt	0.1	0.1
Changes in Operating Assets and Liabilities:
Accounts Receivable	(15.6)	—
Inventories	(2.5)	4.6
Prepaid Expenses and Other Assets	(3.5)	(6.5)
Accounts Payable and Other Expenses	1.9	0.9
Net Cash Provided by Operating Activities	45.2	63.7
Investing Activities:
Purchases of Property, Plant and Equipment	(16.4)	(9.5)
Acquisition of Business, Net of Cash Received	(129.9)	—
Sale of Business/Investment/Property	0.3	—
Net Cash Used in Investing Activities	(146.0)	(9.5)
Financing Activities:
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.3)	(1.1)
Purchase of Common Stock	—	(9.8)
Proceeds from Exercise of Stock Options	—	1.5
Tax Benefit from Stock Option Exercises	—	0.5
Cash Dividends	(6.8)	(6.6)
Proceeds from Borrowings	61.1	—
Repayment of Borrowings	(2.8)	(8.0)
Net Cash Provided (Used) in Financing Activities	51.2	(23.5)
Effect of Foreign Currency Exchange Rate Changes on Cash	14.2	(8.9)
Increase (Decrease) in Cash and Cash Equivalents	(35.4)	21.8
Cash and Cash Equivalents at Beginning of Year	294.0	227.8
Cash and Cash Equivalents at End of Period	$258.6	$249.6
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.    BASIS OF PRESENTATION
Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed and our financial results are reported on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of October 28, 2017 and results of operations for the three and six months ended October 28, 2017 and October 29, 2016 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 29, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 29, 2017, filed with the SEC on June 22, 2017.  Results may vary from quarter-to-quarter for reasons other than seasonality.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The amendments in this ASU, where practicable, are to be applied retrospectively. The standard will be effective for us in fiscal years beginning April 29, 2018. Earlier adoption is permitted. We do not believe this pronouncement will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)," which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The standard will be effective for us in the fiscal years beginning April 29, 2018. Earlier adoption is permitted.

We are currently evaluating the impact this guidance will have on our consolidated financial statements. We continue to progress with our evaluation utilizing third-party consultants who are assisting in the process. We have established a project management team to analyze the impact of this standard by reviewing our current accounting policies and practices and our customer contracts and arrangements to identify potential differences that would result from the application of this standard. The main types of provisions currently being evaluated which could impact the allocation and timing of revenue include contractually guaranteed price reductions and over-time recognition of revenue.  The contractually guaranteed price reductions could result in revenue being deferred as it relates to those material rights, which is a change from current practice. Also, the over-time revenue recognition could result in accelerated recognition of revenue for products where revenue is currently being recognized upon shipment. There are two transition methods available under the new standard, either full retrospective or modified retrospective. We expect to adopt the standard utilizing the modified retrospective method and expect enhanced disclosure requirements post-adoption.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (ASC 842)," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 28, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, which is our fiscal 2019, beginning on April 29, 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350).” The amendments in this ASU simplify goodwill impairment testing by removing the requirement of Step 2 to determine the implied fair value of the goodwill of a business which fails Step 1. The effects of this update result in the amount by which a carrying amount exceeds the business' fair value to be recognized as an impairment charge in the period identified. The standard is effective for us for annual and interim goodwill impairment tests in fiscal years beginning May 3, 2020, with early adoption permitted. The Company has adopted this ASU on a prospective basis effective as of April 30, 2017 and has concluded that this pronouncement has no material impact on its consolidated financial statements.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations Simplifying the Accounting for Measurement-Period Adjustments." The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The Company has adopted this ASU effective April 30, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU requires an entity to measure inventory at the lower of cost or net realizable value, rather than at the lower of cost or market. The Company has adopted this ASU effective April 30, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

3.    ACQUISITIONS
Fiscal 2018 Acquisitions

Procoplast S.A.

On July 27, 2017, we acquired 100% of the stock of Procoplast S.A. ("Procoplast") for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

The Company has not yet completed the process of estimating the fair value of the Procoplast assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. Based on the Company's preliminary allocation of the purchase price, revised as of October 28, 2017, goodwill decreased $0.9 million from the preliminary amount reported in the Company's condensed consolidated financial statements at July 29, 2017. The revised preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$1.3
Accounts Receivable	10.8
Inventory	3.5
Intangible Assets	12.0
Goodwill	15.4
Other Assets	0.1
Property, Plant and Equipment	19.9
Accounts Payable	(4.9)
Salaries, Wages and Payroll Taxes	(0.7)
Other Accrued Expenses	(4.7)
Income Taxes Payable	(0.6)
Short-term Debt	(1.4)
Other Liabilities	(5.6)
Long-term Debt	(17.4)
Deferred Income Tax Liability	(4.2)
Total Purchase Price	$23.5

Acquisition-related costs of $0.2 million were incurred in relation to the acquisition of Procoplast for the three months ended October 28, 2017, all of which have been reported in costs of products sold on the condensed consolidated statements of

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

income. Acquisition-related costs of $1.3 million were incurred in relation to the acquisition of Procoplast for the six months ended October 28, 2017, of which $1.1 million have been reported in selling and administrative expenses and $0.2 million have been reported in costs of products sold on the condensed consolidated statements of income.

Pacific Insight Electronics Corp.

On October 3, 2017, we acquired 100% of the outstanding common shares of Pacific Insight Electronics Corp. ("Pacific Insight") in a cash transaction for $107.7 million, net of cash acquired. Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets, and has manufacturing facilities in both Canada and Mexico. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

The Company has not yet completed the process of estimating the fair value of the Pacific Insight assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. Based on the Company's preliminary allocation of the purchase price, the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$4.9
Accounts Receivable	18.3
Inventory	13.5
Prepaid Expenses and Other Current Assets	0.3
Income Taxes Receivable	1.2
Intangible Assets	40.8
Goodwill	51.2
Pre-production Costs	0.8
Property, Plant and Equipment	10.2
Accounts Payable	(7.9)
Salaries, Wages and Payroll Taxes	(0.6)
Other Accrued Expenses	(3.9)
Short-term Debt	(0.8)
Long-term Debt	(3.4)
Deferred Income Tax Liability	(12.0)
Total Purchase Price	$112.6

The Company's results of operations for the three and six months ended October 28, 2017 included approximately one month of the operating results of Pacific Insight, which was comprised of revenues of $7.0 million and net loss of $0.2 million.

The following table presents the unaudited pro forma results for the three and six months ended October 28, 2017 and October 29, 2016. The unaudited pro forma financial information combines the results of operations of Methode and Pacific Insight as though the companies had been combined as of the beginning of fiscal 2017, and the pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, adjustments for certain acquisition-related charges, and related tax effects.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Revenues	245.8	233.7	470.5	448.2
Net Income	27.6	25.5	49.5	47.5
Acquisition-related costs of $4.0 million were incurred in relation to the acquisition of Pacific Insight for the three months ended October 28, 2017, of which $3.4 million have been reported in selling and administrative expenses and $0.6 million have been reported in costs of products sold on the condensed consolidated statements of income. Acquisition-related costs of $5.5 million were incurred in relation to the acquisition of Pacific Insight for the six months ended October 28, 2017, of which $4.9 million have been reported in selling and administrative expenses and $0.6 million have been reported in costs of products sold on the condensed consolidated statements of income.

4.    GOODWILL AND INTANGIBLE ASSETS
We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and at least annually in accordance with ASC No. 350, "Intangibles — Goodwill and Others."  The values assigned to goodwill and intangible assets are normally based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.  A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on our financial condition and results of operations.
As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company recorded estimated goodwill of $15.4 million and $51.2 million, respectively, of which none is expected to be deductible for income taxes. As the valuation process is still ongoing for both Procoplast and Pacific Insight, these amounts are to be considered preliminary and subject to change. The following table shows the roll-forward of goodwill in the financial statements as of October 28, 2017.

	Automotive	Interface	Power Products	Total
Balance as of April 29, 2017	$—	$0.6	$1.0	$1.6
Goodwill Acquired	66.6	—	—	66.6
Foreign Currency Translation	(1.5)	0.1	—	(1.4)
Balance as of October 28, 2017	$65.1	$0.7	$1.0	$66.8
As part of the acquisition of Procoplast in fiscal 2018, the Company acquired estimated intangible assets of $12.0 million, which are classified as customer relationships and agreements and are being amortized on a straight-line basis over 10 years. As part of the acquisition of Pacific Insight in fiscal 2018, the Company acquired estimated intangible assets of $40.8 million, of which $29.0 million are classified as customer relationships and agreements, $6.1 million as technology licenses and $5.7 million as trade names. All of the intangible assets acquired as part of the Pacific Insight acquisition are being amortized on a straight-line basis over 10 years. The following tables present details of the Company’s intangible assets.

	As of October 28, 2017
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$56.5	$16.2	$40.3	9.8
Trade Names, Patents and Technology Licenses	37.3	21.0	16.3	7.3
Total	$93.8	$37.2	$56.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	As of April 29, 2017
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$16.3	$15.6	$0.7	6.8
Trade Names, Patents and Technology Licenses	25.8	19.9	5.9	1.4
Covenants Not to Compete	0.1	0.1	—	0.4
Total	$42.2	$35.6	$6.6
The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2018	$5.4
2019	$7.3
2020	$5.3
2021	$5.3
2022	$5.3
As of October 28, 2017 and April 29, 2017, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.
5.    INCOME TAXES
The Company recognized an income tax provision of $4.9 million and $6.2 million for the three months ended October 28, 2017 and October 29, 2016, respectively. The Company's effective tax rate was 16.8% and 19.9% for the three months ended October 28, 2017 and October 29, 2016, respectively.
The Company recognized an income tax provision of $9.2 million and $11.7 million for the six months ended October 28, 2017 and October 29, 2016, respectively. The Company's effective tax rate was 17.1% and 20.2% for the six months ended October 28, 2017 and October 29, 2016, respectively. The income tax provision for both of the three and six months ended October 28, 2017 is lower than the U.S. statutory rate primarily due to to foreign operations with lower statutory rates, foreign investment tax credits and a change in the Illinois state tax rate.  The income tax provision for both of the three and six months ended October 29, 2016 is lower than the U.S. statutory rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.
6.    COMMON STOCK AND STOCK-BASED COMPENSATION
In fiscal 2016, the Compensation Committee of the Board of Directors (the "Compensation Committee") authorized a new long-term incentive program for key employees consisting of performance-based restricted stock awards (“RSAs”) and time-based restricted stock units (“RSUs”). In the first quarter of fiscal 2018, the Compensation Committee awarded a maximum of 117,113 RSAs to key members of management. In addition, they were also awarded 23,175 RSUs.
In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020, with 50% of the target shares earned for threshold performance (representing 410,538 shares), 100% of the target shares earned for target performance (representing 821,075 shares) and 150% of the target shares earned for maximum performance (representing 1,231,613 shares).
At the target level of performance, the expected expense for the RSAs is $28.0 million. During the three and six months ended October 28, 2017, the Company recorded $1.7 million and $3.2 million, respectively, in compensation expense related to the RSAs. During the three and six months ended October 29, 2016, the Company recorded $1.7 million and $3.0 million, respectively, in compensation expense related to the RSAs.
As of October 28, 2017, the Company is recording the RSA compensation expense based on target performance. In future periods, if management makes a determination that exceeding the target is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable the Company will meet the target for fiscal 2020, a reversal of expense will be recorded in that period. These amounts could be material to the financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

In the aggregate, the Company has granted 631,175 RSUs to key employees under the program, of which 567,175 are still outstanding. The RSUs are subject to a vesting period, with 30% vesting on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $19.5 million through 2020. During the three and six months ended October 28, 2017, the Company recorded $1.5 million and $3.0 million, respectively, of compensation expense related to the RSUs. During the three and six months ended October 29, 2016, the Company recorded $1.6 million and $2.8 million, respectively, in compensation expense related to the RSUs.
During the first quarter of fiscal 2018, the Company issued 24,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $1.0 million of compensation expense related to these shares during the six months ended October 28, 2017.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator - Net Income	$24.2	$24.9	$44.7	$45.9
Denominator:
Denominator for Basic Net Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Awards	37,283,500	37,353,423	37,266,095	37,337,985
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	384,600	187,827	363,545	156,234
Denominator for Diluted Net Income per Share	37,668,100	37,541,250	37,629,640	37,494,219

Net Income per Share:
Basic	$0.65	$0.66	$1.20	$1.23
Diluted	$0.64	$0.66	$1.19	$1.23
For the three and six months ended October 28, 2017, no options have been excluded in the computation of diluted net income per share because the average market price was greater than the exercise price for those periods. RSAs for 821,075 shares have been excluded in the computation of diluted net income per share for both the three and six months ended October 28, 2017 as these awards are contingent on the Company's full-year performance in fiscal 2020.
For the three and six months ended October 29, 2016, options to purchase 138,500 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. RSAs for 822,000 shares have been excluded in the computation of diluted net income per share for the three and six months ended October 29, 2016, as these awards are contingent on the Company's full-year performance in fiscal 2020.
8.    SEGMENT INFORMATION
     We are a global manufacturer of component and subsystem devices.  We design, manufacture and market devices employing electrical, electronic, wireless, sensing and optical technologies.  Our components are found in the primary end-markets of the automotive, appliance, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), consumer and industrial equipment, aerospace, rail and other transportation industries.

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
The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames, LED-based lighting and sensors, which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, construction, consumer, material handling, medical, military, mining, point-of-sale and telecommunications markets.  Solutions include conductive polymers, industrial safety radio remote controls, optical and copper transceivers and solid-state field-effect consumer touch panels.  Services include the design and installation of fiber-optic and copper infrastructure systems and manufacturing active and passive optical components. Through fiscal 2017, the Interface segment included our Connectivity business, which provided solutions for computer and networking markets, including connectors and custom cable assemblies. This business was shuttered at the end of fiscal 2017 due to market conditions.

The Power Products segment manufactures braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail solution, high-current low-voltage flexible power cabling systems and powder coated busbars that are used in various markets and applications, including aerospace, computers, industrial, power conversion, military, telecommunications and transportation.

The Other segment is primarily made up of our medical device business, Dabir Surfaces, our surface support technology aimed at pressure ulcer prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures. Through fiscal 2017, the Other segment included our Active Energy Solutions business, which provided inverters, battery systems and insulated-gate bipolar transistor solutions. Due to market conditions, this business was shuttered at the end of fiscal 2017.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 29, 2017.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.
The tables below present information about our reportable segments.

	Three Months Ended October 28, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$188.8	$28.9	$14.5	$—	$(2.1)	$230.1
Transfers between Segments	(2.1)	0.1	(0.1)	—	2.1	—
Net Sales to Unaffiliated Customers	$186.7	$29.0	$14.4	$—	$—	$230.1

Income (Loss) from Operations	$42.9	$1.8	$3.0	$(3.1)	$(14.9)	$29.7
Interest Expense, Net						0.2
Other Expense, Net						0.4
Income before Income Taxes						$29.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	Three Months Ended October 29, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$166.6	$33.0	$12.5	$1.6	$(4.4)	$209.3
Transfers between Segments	(2.4)	(0.5)	—	(1.5)	4.4	—
Net Sales to Unaffiliated Customers	$164.2	$32.5	$12.5	$0.1	$—	$209.3

Income (Loss) from Operations	$38.4	$(0.4)	$2.1	$(2.3)	$(8.7)	$29.1
Interest Income, Net						(0.1)
Other Income, Net						(1.9)
Income before Income Taxes						$31.1

	Six Months Ended October 28, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$347.7	$58.4	$29.7	$0.1	$(4.6)	$431.3
Transfers between Segments	(4.5)	—	(0.1)	—	4.6	—
Net Sales to Unaffiliated Customers	$343.2	$58.4	$29.6	$0.1	$—	$431.3

Income (Loss) from Operations	$78.7	$2.2	$6.3	$(5.8)	$(26.3)	$55.1
Other Expense, Net						1.2
Income before Income Taxes						$53.9

	Six Months Ended October 29, 2016
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$315.3	$65.9	$24.6	$2.0	$(6.7)	$401.1
Transfers between Segments	(4.0)	(0.7)	(0.1)	(1.9)	6.7	—
Net Sales to Unaffiliated Customers	$311.3	$65.2	$24.5	$0.1	$—	$401.1

Income (Loss) from Operations	$74.5	$(1.3)	$4.5	$(4.7)	$(17.4)	$55.6
Interest Income, Net						(0.1)
Other Income, Net						(1.9)
Income before Income Taxes						$57.6
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
Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of October 28, 2017, the matter remains in the discovery stage.
10.    PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $14.3 million and $15.5 million as of October 28, 2017 and April 29, 2017, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $6.4 million and $7.1 million at October 28, 2017 and April 29, 2017, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.
11.    DEBT
We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At October 28, 2017, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the six months ended October 28, 2017, we had $60.0 million of borrowings and payments of $2.5 million, which includes interest of $0.5 million, under this credit facility. As of October 28, 2017, there were outstanding balances against the credit facility of $85.0 million. We believe the fair value approximates the carrying amount as of October 28, 2017.
Methode's newly acquired subsidiary, Pacific Insight, is party to two separate credit agreements, one with BMO Harris Bank and one with Roynat. The credit agreement with BMO Harris Bank provides a credit facility in the maximum principal amount of C$14.5 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances. Funds are available in either Canadian or U.S. currency and interest is calculated at the Canadian Prime Rate plus 0.50%. Any amount outstanding is secured first by Pacific Insight's current assets and second by Pacific Insight's property, plant, and equipment. As of October 28, 2017, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement. As of the filing date of this Form 10-Q, this credit facility is operating on a short-term extension and is expected to be extended for an additional two years.
The credit agreement between Pacific Insight and Roynat has a maturity date of May 24, 2020 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the one-month period that Methode has owned Pacific Insight, we have had no borrowings and repayments of $0.1 million under this credit facility. As of October 28, 2017, there were outstanding balances against the credit facility of $4.0 million, of which $0.7 million is due within the next twelve months, and Pacific Insight was in compliance with the covenants of the agreement. We believe the fair value approximates the carrying amount as of October 28, 2017.
Excluding credit facilities, the Company also holds debt that was assumed in the acquisitions of Procoplast and Pacific Insight. As of October 28, 2017, Procoplast holds short-term debt totaling $1.5 million, with a weighted average interest rate of 0.97%. As of October 28, 2017, Procoplast holds long-term debt that consists of thirteen notes totaling $17.1 million, with a weighted-average interest rate of 1.34% and maturities ranging from 2018 to 2031. Pacific Insight holds debt in the form of an interest-free loan from the Canadian government that matures in 2019. As of October 28, 2017, $0.1 million is classified as short-term and $0.1 million is classified as long-term.
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

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.  Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•
Our business is highly dependent on two large automotive customers. If we were to lose either of these customers or experience a significant decline in the volume or price of products purchased by these customers, or if either of the customers declare bankruptcy, our future results could be adversely affected.

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

•	Our inability to effectively manage the timing, volume, quality and cost of new program launches could adversely affect our financial performance.

•	We are subject to continuing pressure to lower our prices.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	Any withdrawal from, or material modifications to, NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.

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

•	We cannot guarantee that the newly acquired Pacific Insight and Procoplast businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

•	We currently have a significant amount of our cash located outside the U.S.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	Changes in our effective tax rate may harm our results of operations.

•	Our information technology (“IT”) systems could be breached.

•	We are dependent on the availability and price of materials.

•	Our gross margins are subject to fluctuations due to many factors such as geographical and vertical market pricing mix, pricing reductions and various manufacturing cost variables.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

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

•
U.S. lawmakers are evaluating proposals for changes to U.S. tax policies, which could include comprehensive tax reform. A variety of tax reform proposals that could impact U.S. taxation of corporations are under consideration, including taxation of previously permanently reinvested foreign earnings, reductions in the amount of executive pay that qualify for deduction, and reductions in the U.S. corporate income tax rate. We cannot predict which, if any, of these proposals will be enacted into law. If new legislation were enacted, it could have a material effect on our financial statements.

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
Overview
We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; Monterrey and Fresnilla, Mexico; and Nelson, British Columbia, Canada. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 29, 2017, and the descriptions below regarding the business and products of our newly-acquired Procoplast and Pacific Insight subsidiaries.
Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.
Recent Transactions

On July 27, 2017, we acquired 100% of the stock of Procoplast for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

On October 3, 2017, Methode acquired 100% of the outstanding common shares of Pacific Insight in a cash transaction for $107.7 million, net of cash acquired.  Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company purchased no outstanding common stock during the three and six months ended October 28, 2017, which leaves the total repurchased under the plan at 2,277,466 shares of outstanding common stock for $71.9 million. The plan expired on September 1, 2017.

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of October 28, 2017, the matter remains in the discovery stage.
We incurred Hetronic-related legal fees of $1.6 million and $2.8 million during the three months ended October 28, 2017 and October 29, 2016, respectively. For the six months ended October 28, 2017 and October 29, 2016, we incurred Hetronic-related legal fees of $4.5 million and $6.6 million, respectively.

Results of Operations for the Three Months Ended October 28, 2017 as Compared to the Three Months Ended October 29, 2016
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$230.1	$209.3	$20.8	9.9%

Cost of Products Sold	168.1	153.7	14.4	9.4%

Gross Profit	62.0	55.6	6.4	11.5%

Selling and Administrative Expenses	31.2	25.9	5.3	20.5%
Amortization of Intangibles	1.1	0.6	0.5	83.3%
Interest (Income) Expense, Net	0.2	(0.1)	0.3	N/M	*
Other (Income) Expense, Net	0.4	(1.9)	2.3	N/M	*
Income Tax Expense	4.9	6.2	(1.3)	(21.0)%
Net Income	$24.2	$24.9	$(0.7)	(2.8)%

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	73.1%	73.4%
Gross Margins	26.9%	26.6%
Selling and Administrative Expenses	13.6%	12.4%
Amortization of Intangibles	0.5%	0.3%
Interest (Income) Expense, Net	0.1%	—%
Other (Income) Expense, Net	0.2%	(0.9)%
Income Tax Expense	2.1%	3.0%
Net Income	10.5%	11.9%

* N/M equals non-meaningful
Net Sales.  Consolidated net sales increased $20.8 million, or 9.9%, to $230.1 million for the three months ended October 28, 2017, from $209.3 million for the three months ended October 29, 2016.  The Automotive segment net sales increased $22.5 million, or 13.7%, to $186.7 million for the second quarter of fiscal 2018, from $164.2 million for the second quarter of fiscal 2017. The Interface segment net sales decreased $3.5 million, or 10.8%, to $29.0 million for the second quarter of fiscal 2018, from $32.5 million for the second quarter of fiscal 2017. The Power Products segment net sales increased $1.9 million, or 15.2%, to $14.4 million for the second quarter of fiscal 2018, compared to $12.5 million for the second quarter of fiscal 2017.  Translation of foreign operations' net sales for the three months ended October 28, 2017 increased reported net sales by $2.4 million, or 1.0%, due to average currency rate fluctuations in the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017, primarily due to the strengthening of the euro compared to the U.S. dollar.
Cost of Products Sold.  Consolidated cost of products sold increased $14.4 million, or 9.4%, to $168.1 million for the three months ended October 28, 2017, compared to $153.7 million for the three months ended October 29, 2016.  Consolidated cost of products sold as a percentage of net sales was 73.1% for the second quarter of fiscal 2018, compared to 73.4% for the second quarter of fiscal 2017.  The strengthening of the Mexican peso during the period as compared to the U.S. dollar had a slightly negative impact on cost of products sold for the Automotive segment in the second quarter of fiscal 2018. In addition, the cost of products sold for the second quarter of fiscal 2018 includes $0.8 million of one-time purchase accounting adjustments related to our new acquisitions. The Interface segment cost of products sold as a percentage of net sales was favorably impacted in the second quarter of fiscal 2018 by increased sales volumes of radio remote control products. This was partially offset by an unfavorable currency impact for appliance products due to the strengthening of the Mexican peso as compared to the U.S. dollar. The Power Products segment cost of products sold as a percentage of net sales decreased primarily due to higher sales volumes, partially offset by higher pricing on certain raw materials. The Other segment cost of goods sold decreased primarily due to the battery systems business that closed at the end of fiscal 2017, partially offset with higher research and development initiatives for the medical devices business.
Gross Profit.  Consolidated gross profit increased $6.4 million, or 11.5%, to $62.0 million for the three months ended October 28, 2017, as compared to $55.6 million for the three months ended October 29, 2016.  Gross margins as a percentage of net sales increased to 26.9% for the three months ended October 28, 2017, compared to 26.6% for the three months ended October 29, 2016.  The Automotive and Interface segments were negatively impacted due to pricing reductions and the unfavorable currency impact on labor and other factory costs due to the strengthening of the Mexican peso to the U.S. dollar. The Interface segment gross profit was favorably impacted by increased sales volumes of radio remote control products. The Power Products segment gross profit was favorably impacted due to higher sales volumes, partially offset by higher pricing on certain raw materials. The Other segment gross profit was positively impacted due to the battery systems business that closed at the end of fiscal 2017, partially offset by increased research and development cost initiatives in our medical devices business.
Selling and Administrative Expenses.  Selling and administrative expenses increased by $5.3 million, or 20.5%, to $31.2 million for the three months ended October 28, 2017, compared to $25.9 million for the three months ended October 29, 2016.  Selling and administrative expenses as a percentage of net sales increased to 13.6% for the three months ended October 28, 2017 from 12.4% for the three months ended October 29, 2016. The second quarter of fiscal 2018 includes $1.8 million of selling and administrative expenses from our newly acquired businesses. In addition, the second quarter of fiscal 2018 includes $3.4 million of fees related to the acquisitions. Excluding selling and administrative expenses from the new acquisitions and acquisition fees, expenses increased for travel by $0.4 million and advertising and marketing by $0.3 million, partially offset by lower legal fees of $0.6 million.
Amortization of Intangibles.  Amortization of intangibles increased $0.5 million, or 83.3%, to $1.1 million for the three months ended October 28, 2017, compared to $0.6 million for the three months ended October 29, 2016. The increase is primarily due to the amortization expense related to our newly acquired businesses.
Interest (Income) Expense, Net.  Interest (income) expense, net was an expense of $0.2 million for the three months ended October 28, 2017, as compared to income of $0.1 million for the three months ended October 29, 2016. The increase in expense primarily relates to increased debt levels in the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017.
Other (Income) Expense, Net. Other (income) expense, net was an expense of $0.4 million for the three months ended October 28, 2017, as compared to income of $1.9 million for the three months ended October 29, 2016. The second quarter of fiscal 2017 includes $1.5 million for an international government grant for maintaining certain employment levels during the period. All other amounts for both the second quarter of fiscal 2018 and the second quarter of fiscal 2017 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense decreased $1.3 million, or 21.0%, to $4.9 million for the three months ended October 28, 2017, compared to $6.2 million for the three months ended October 29, 2016.  The Company's effective tax rate decreased to 16.8% in the second quarter of fiscal 2018, compared to 19.9% in the second quarter of fiscal 2017. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates in the second quarter of fiscal 2018.
Net Income.  Net income decreased $0.7 million, or 2.8%, to $24.2 million for the three months ended October 28, 2017, compared to $24.9 million for the three months ended October 29, 2016. Net income was unfavorably impacted by acquisition-related fees and one-time purchase accounting expenses, no government grant in the second quarter of fiscal 2018 and the currency impact of higher labor and production expenses. Net income was favorably impacted by higher sales volumes and lower income tax expense.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$186.7	$164.2	$22.5	13.7%

Cost of Products Sold	133.9	117.2	16.7	14.2%

Gross Profit	52.8	47.0	5.8	12.3%

Selling and Administrative Expenses	9.9	8.6	1.3	15.1%

Income from Operations	$42.9	$38.4	$4.5	11.7%

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	71.7%	71.4%
Gross Margins	28.3%	28.6%
Selling and Administrative Expenses	5.3%	5.2%
Income from Operations	23.0%	23.4%
Net Sales.  Automotive segment net sales increased $22.5 million, or 13.7%, to $186.7 million for the three months ended October 28, 2017, from $164.2 million for the three months ended October 29, 2016.  Net sales increased in North America by $5.4 million, or 5.5%, to $103.7 million in the second quarter of fiscal 2018, compared to $98.3 million in the second quarter of fiscal 2017. North American Automotive sales include $7.0 million from Pacific Insight, which was acquired in the second quarter of fiscal 2018. Other North American sales decreased for our integrated center stack products due to a combination of pricing reductions and lower sales volumes. Sales for our complex insert molding products decreased due to pricing reductions and lower sales volumes in the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. Sales of our user interface assemblies products increased primarily due to new program launches in fiscal 2018. Net sales in Europe increased $20.7 million, or 54.5%, to $58.7 million in the second quarter of fiscal 2018, compared to $38.0 million in the second quarter of fiscal 2017. The increase in the European sales includes $9.1 million from our newly acquired business, Procoplast, which was acquired July 28, 2017. Other European sales increased primarily due to increased customer funded tooling and design fees, favorable currency rate fluctuations and higher sales volumes of hidden switches and sensor products. Net sales in Asia decreased $3.6 million, or 12.9%, to $24.3 million in the second quarter of fiscal 2018, compared to $27.9 million in the second quarter of fiscal 2017, primarily due to lower sales of our complex insert molding products, due to a combination of pricing reductions and lower sales volumes. In addition, sales volumes for steering angle sensor products were lower, as the products approach end of production. Translation of foreign operations' net sales for the three months ended October 28, 2017 increased reported net sales by $2.4 million, or 1.3%, due to average currency rates in the second quarter of fiscal 2018, compared to the average currency rates in the second quarter of fiscal 2017, primarily due to the strengthening of the euro as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $16.7 million, or 14.2%, to $133.9 million for the three months ended October 28, 2017, compared to $117.2 million for the three months ended October 29, 2016.  The Automotive segment cost of products sold as a percentage of net sales increased to 71.7% in the second quarter of fiscal 2018, compared to 71.4% in the second quarter of fiscal 2017.  The strengthening of the Mexican peso during the period as compared to the U.S. dollar had a slightly negative impact on cost of products sold in the second quarter of fiscal 2018. In addition, the cost of products sold for the second quarter of fiscal 2018 includes $0.8 million of one-time purchase accounting adjustments related to our new acquisitions.
Gross Profit.  Automotive segment gross profit increased $5.8 million, or 12.3%, to $52.8 million for the three months ended October 28, 2017, as compared to $47.0 million for the three months ended October 29, 2016.  The Automotive segment gross margins as a percentage of net sales decreased slightly to 28.3% for the three months ended October 28, 2017, as compared to 28.6% for the three months ended October 29, 2016. Gross margins as a percentage of net sales were negatively impacted by pricing reductions, the $0.8 million of one-time purchase accounting adjustments and the strengthening of the Mexican peso as compared to the U.S. dollar.
Selling and Administrative Expenses.  Selling and administrative expenses increased $1.3 million, or 15.1%, to $9.9 million for the three months ended October 28, 2017, as compared to $8.6 million for the three months ended October 29, 2016.  Selling and administrative expenses as a percentage of net sales increased to 5.3% for the three months ended October 28, 2017 from 5.2% for the three months ended October 29, 2016. The amounts for the second quarter of fiscal 2018 include $2.4 million related to our newly acquired businesses. The $2.4 million includes $0.6 million of intangible asset amortization expense. The second quarter of fiscal 2018 also includes a benefit of $1.1 million due to acquisition costs that were reclassified out of the Automotive segment and into the corporate segment during the period.
Income from Operations.  Automotive segment income from operations increased $4.5 million, or 11.7%, to $42.9 million for the three months ended October 28, 2017, compared to $38.4 million for the three months ended October 29, 2016. Income from operations for the second quarter of fiscal 2018 increased due to higher sales volumes, partially offset with acquisition-related costs, pricing reductions and the strengthening of the Mexican peso as compared to the U.S. dollar.
Interface Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$29.0	$32.5	$(3.5)	(10.8)%

Cost of Products Sold	22.6	26.3	(3.7)	(14.1)%

Gross Profit	6.4	6.2	0.2	3.2%

Selling and Administrative Expenses	4.6	6.6	(2.0)	(30.3)%

Income (Loss) from Operations	$1.8	$(0.4)	$2.2	N/M	*

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	77.9%	80.9%
Gross Margins	22.1%	19.1%
Selling and Administrative Expenses	15.9%	20.3%
Income (Loss) from Operations	6.2%	(1.2)%

*N/M equals non-meaningful
Net Sales.  Interface segment net sales decreased $3.5 million, or 10.8%, to $29.0 million for the three months ended October 28, 2017, from $32.5 million for the three months ended October 29, 2016.  Net sales decreased in North America by $4.4 million, or 16.8%, to $21.8 million in the second quarter of fiscal 2018, compared to $26.2 million in the second quarter of fiscal 2017. North American net sales decreased by $5.0 million due to our Connectivity business. The Company exited this business at the end of fiscal 2017 due to adverse business conditions. Excluding the $5.0 million of lower sales for Connectivity, North American sales increased by $0.6 million due to increased sales volumes of appliance and data solutions products, partially offset by lower sales volumes of radio remote control products. Net sales in Europe increased $1.2 million, or 21.4%, to $6.8 million in the second quarter of fiscal 2018, compared to $5.6 million in the second quarter of fiscal 2017, primarily due to stronger radio remote control sales volumes. Net sales in Asia decreased $0.3 million, or 42.9%, to $0.4 million in the second quarter of fiscal 2018, compared to $0.7 million in the second quarter of fiscal 2017, primarily due to lower sales volumes of legacy products.

Cost of Products Sold.  Interface segment cost of products sold decreased $3.7 million, or 14.1%, to $22.6 million for the three months ended October 28, 2017, compared to $26.3 million for the three months ended October 29, 2016.  Interface segment cost of products sold as a percentage of net sales decreased to 77.9% for the three months ended October 28, 2017, compared to 80.9% for the three months ended October 29, 2016. Cost of products sold as a percentage of net sales was favorably impacted in the second quarter of fiscal 2018 by increased sales volumes of radio remote control products. This was partially offset by an unfavorable currency impact for appliance products due to the strengthening of the Mexican peso as compared to the U.S. dollar.
Gross Profit.  Interface segment gross profit increased $0.2 million, or 3.2%, to $6.4 million for the three months ended October 28, 2017, compared to $6.2 million for the three months ended October 29, 2016.  Gross margins as a percentage of net sales increased to 22.1% for the three months ended October 28, 2017, compared to 19.1% for the three months ended October 29, 2016.  Gross margins were favorably impacted in the second quarter of fiscal 2018 by increased sales volumes of radio remote control products. This was partially offset by pricing reductions on certain data solution products and an unfavorable currency impact for appliance products due to the strengthening of the Mexican peso as compared to the U.S. dollar.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.0 million, or 30.3%, to $4.6 million for the three months ended October 28, 2017, compared to $6.6 million for the three months ended October 29, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 15.9% for the three months ended October 28, 2017, from 20.3% for the three months ended October 29, 2016. The second quarter of fiscal 2017 included $0.8 million of selling and administrative expenses for our Connectivity business that was shut down at the end of fiscal 2017 due to adverse business conditions. The second quarter of fiscal 2018 benefitted from lower legal and other professional fees.
Income (Loss) from Operations.  Interface segment income (loss) from operations was income of $1.8 million for the three months ended October 28, 2017, compared to a loss of $0.4 million for the three months ended October 29, 2016, primarily due to lower legal and other selling and administrative expenses, partially offset by pricing reductions and an unfavorable currency impact on certain appliance products.
Power Products Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$14.4	$12.5	$1.9	15.2%

Cost of Products Sold	10.6	9.5	1.1	11.6%

Gross Profit	3.8	3.0	0.8	26.7%

Selling and Administrative Expenses	0.8	0.9	(0.1)	(11.1)%

Income from Operations	$3.0	$2.1	$0.9	42.9%

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	73.6%	76.0%
Gross Margins	26.4%	24.0%
Selling and Administrative Expenses	5.6%	7.2%
Income from Operations	20.8%	16.8%
Net Sales.  Power Products segment net sales increased $1.9 million, or 15.2%, to $14.4 million for the three months ended October 28, 2017, compared to $12.5 million for the three months ended October 29, 2016.  Net sales decreased in North America by $0.3 million, or 5.3%, to $5.4 million in the second quarter of fiscal 2018, compared to $5.7 million in the second quarter of fiscal 2017, primarily due to lower sales volumes of PowerRail® and other busbar products. Net sales in Europe increased by $1.9 million, or 158.3%, to $3.1 million in the second quarter of fiscal 2018, compared to $1.2 million in the second quarter of fiscal 2017, primarily due to increased sales of bypass switches. Net sales in Asia increased $0.3 million, or 5.4%, to $5.9 million in the second quarter of fiscal 2018, compared to $5.6 million in the second quarter of fiscal 2017, primarily due to higher sales volumes of PowerRail® and other busbar products.
Cost of Products Sold.  Power Products segment cost of products sold increased $1.1 million, or 11.6%, to $10.6 million for the three months ended October 28, 2017, compared to $9.5 million for the three months ended October 29, 2016.  The Power Products segment cost of products sold as a percentage of net sales decreased to 73.6% for the three months ended October 28, 2017, from 76.0% for the three months ended October 29, 2016.  The decrease primarily relates to higher sales volumes, partially offset by higher pricing on certain raw materials.
Gross Profit.  Power Products segment gross profit increased $0.8 million, or 26.7%, to $3.8 million in the second quarter of fiscal 2018, compared to $3.0 million in the second quarter of fiscal 2016.  Gross margins as a percentage of net sales increased to 26.4% for the three months ended October 28, 2017, from 24.0% for the three months ended October 29, 2016. The increase primarily relates to higher sales volumes, partially offset by higher pricing on certain raw materials.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, or 11.1%, to $0.8 million for the three months ended October 28, 2017, compared to $0.9 million for the three months ended October 29, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 5.6% for the three months ended October 28, 2017, from 7.2% for the three months ended October 29, 2016. Selling and administrative expenses decreased primarily due to lower travel and other selling expenses.
Income From Operations.  Power Products segment income from operations increased $0.9 million, or 42.9%, to $3.0 million for the three months ended October 28, 2017, compared to $2.1 million for the three months ended October 29, 2016, due to increased sales volumes and lower travel and other selling expenses, partially offset with higher commodity pricing of certain raw materials.
Other Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)
Net Sales	$—	$0.1	$(0.1)

Cost of Products Sold	0.9	1.1	(0.2)

Gross Profit	(0.9)	(1.0)	0.1

Selling and Administrative Expenses	2.2	1.3	0.9

Loss from Operations	$(3.1)	$(2.3)	$(0.8)
Net Sales.  The businesses in this segment, medical devices and inverters and battery systems, had minimal net sales in the second quarter of fiscal 2018 and in the second quarter of fiscal 2017 due to newly launched products. The inverter and battery system business was closed at the end of fiscal 2017 due to adverse business conditions.
Cost of Products Sold.  Other segment cost of products sold was $0.9 million for the three months ended October 28, 2017, compared to $1.1 million for the three months ended October 29, 2016. The decrease primarily relates to the inverter and battery system business that was closed at the end of fiscal 2017. The decrease was partially offset by the vertical manufacturing integration of some key components in medical device products, and research efforts to expand the product offerings.
Gross Profit.  The Other segment gross profit was a loss of $0.9 million and $1.0 million for the three months ended October 28, 2017 and October 29, 2016, respectively.  The decreased loss primarily relates to the inverter and battery system business that was closed at the end of fiscal 2017. The decrease was partially offset by the vertical manufacturing integration of some key components in medical device products, and research efforts to expand the product offerings.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.9 million, to $2.2 million for the three months ended October 28, 2017, compared to $1.3 million for the three months ended October 29, 2016. The second quarter of fiscal 2017 includes $0.2 million of selling and administrative expenses for our inverter and battery systems business, which was closed at the end of fiscal 2017. The increase in selling and administrative expenses for the second quarter of fiscal 2018 primarily relates to higher outside professional fees and marketing expenses related to new product introductions.
Loss From Operations  The Other segment loss from operations increased $0.8 million, to $3.1 million for the three months ended October 28, 2017, compared to $2.3 million for the three months ended October 29, 2016. The increased loss relates to higher outside professional fees, research and development and marketing expenses in the second quarter of fiscal 2018, partially offset by lower selling and administrative expenses for the inverter and battery system business closed at the end of fiscal 2017.

Results of Operations for the Six Months Ended October 28, 2017 as Compared to the Six Months Ended October 29, 2016
Consolidated Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$431.3	$401.1	$30.2	7.5%

Cost of Products Sold	313.7	291.5	22.2	7.6%

Gross Profit	117.6	109.6	8.0	7.3%

Selling and Administrative Expenses	60.8	52.8	8.0	15.2%
Amortization of Intangibles	1.7	1.2	0.5	41.7%
Interest Income, Net	—	(0.1)	0.1	N/M	*
Other (Income) Expense, Net	1.2	(1.9)	3.1	N/M	*
Income Tax Expense	9.2	11.7	(2.5)	(21.4)%
Net Income	$44.7	$45.9	$(1.2)	(2.6)%

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	72.7%	72.7%
Gross Margins	27.3%	27.3%
Selling and Administrative Expenses	14.1%	13.2%
Amortization of Intangibles	0.4%	0.3%
Interest Income, Net	—%	—%
Other (Income) Expense, Net	0.3%	(0.5)%
Income Tax Expense	2.1%	2.9%
Net Income	10.4%	11.4%

* N/M equals non-meaningful
Net Sales.  Consolidated net sales increased by $30.2 million, or 7.5%, to $431.3 million for the six months ended October 28, 2017, from $401.1 million for the six months ended October 29, 2016.  The Automotive segment net sales increased $31.9 million, or 10.2%, to $343.2 million for the six months ended October 28, 2017, from $311.3 million for the six months ended October 29, 2016.  The Interface segment net sales decreased $6.8 million, or 10.4%, to $58.4 million for the six months ended October 28, 2017, compared to $65.2 million for the six months ended October 29, 2016. The Power Products segment net sales increased $5.1 million, or 20.8%, to $29.6 million for the six months ended October 28, 2017, compared to $24.5 million for the six months ended October 29, 2016. Translation of foreign operations' net sales for the six months ended October 28, 2017 increased net sales by $2.1 million, or 0.5%, compared to the average currency rates in the six months ended October 29, 2016, primarily due to the strengthening of the euro as compared to the U.S. dollar.
Cost of Products Sold.  Consolidated cost of products sold increased $22.2 million, or 7.6%, to $313.7 million for the six months ended October 28, 2017, compared to $291.5 million for the six months ended October 29, 2016.  Consolidated cost of products sold as a percentage of net sales were consistent at 72.7% for both the six months ended October 28, 2017 and October 29, 2016.  The Automotive segment cost of products sold for the first half of fiscal 2017 included $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. The cost of products sold for the first half of fiscal 2018 includes $0.8 million of one-time purchase accounting adjustments related to our new acquisitions. The Interface segment experienced a decrease in the cost of products sold as a percentage of net sales primarily due to favorable sales mix, partially offset with lower sales volumes. Sales volumes decreased primarily from our Connectivity business unit, which was closed at the end of fiscal 2017. The Power Products segment experienced a decrease in the cost of products sold as a percentage of net sales primarily due to higher sales volumes, partially offset by higher pricing on certain raw materials. The Other segment experienced lower costs of products sold primarily due to a shuttered business which was closed at the end of fiscal 2017, partially offset with increased research and development initiatives for the medical devices business.
Gross Profit.  Consolidated gross profit increased $8.0 million, or 7.3%, to $117.6 million for the six months ended October 28, 2017, as compared to $109.6 million for the six months ended October 29, 2016.  Gross margins as a percentage of net sales were consistent at 27.3% for both the six months ended October 28, 2017 and October 29, 2016.  The Automotive segment gross margins as a percentage of net sales for the first half of fiscal 2017 were favorably impacted by $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. The gross margins as a percentage of net sales for the first six months of fiscal 2018 were unfavorably impacted by $0.8 million due to one-time purchase accounting adjustments related to our new acquisitions. The Interface segment gross margins as a percentage of net sales for the first six months of fiscal 2018 increased primarily due to favorable sales mix, partially offset with lower sales volumes. Sales volumes decreased primarily from our Connectivity business unit, which closed at the end of fiscal 2017. The Power Products segment gross margins as a percentage of net sales for the first six months of fiscal 2018 increased primarily due to higher sales volumes, partially offset by higher commodity pricing on certain raw materials.
Selling and Administrative Expenses.  Selling and administrative expenses increased $8.0 million, or 15.2%, to $60.8 million for the six months ended October 28, 2017, compared to $52.8 million for the six months ended October 29, 2016.  Selling and administrative expenses as a percentage of net sales increased to 14.1% for the six months ended October 28, 2017 from 13.2% for the six months ended October 29, 2016. The first half of fiscal 2017 included $2.0 million of selling and administrative expenses from businesses that were closed at the end of fiscal 2017. The first half of fiscal 2018 includes $1.8 million of selling and administrative expenses from our newly acquired businesses. In addition, the first half of fiscal 2018 includes $6.0 million of fees related to the acquisitions. Excluding selling and administrative expenses from our closed businesses and the new acquisitions and acquisition fees, expenses increased for bonus, travel, advertising and professional fees by $4.0 million, partially offset with lower legal fees of $2.4 million.
Amortization of Intangibles.  Amortization of intangibles increased $0.5 million, or 41.7%, to $1.7 million for the six months ended October 28, 2017, compared to $1.2 million for the six months ended October 29, 2016. The increase is primarily due to the amortization expense related to our newly acquired businesses.
Interest Income, Net.  Interest income, net decreased $0.1 million, to no interest income for the six months ended October 28, 2017, compared to $0.1 million interest income for the six months ended October 29, 2016.
Other (Income) Expense, Net. Other (income) expense, net was an expense of $1.2 million for the six months ended October 28, 2017, compared to income of $1.9 million for the six months ended October 29, 2016. The first half of fiscal 2017 included $1.5 million for an international government grant for maintaining certain employment levels during the period. All other amounts for both the first half of fiscal 2018 and the first half of fiscal 2017 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense decreased $2.5 million, or 21.4%, to $9.2 million for the six months ended October 28, 2017, compared to $11.7 million for the six months ended October 29, 2016.  The Company's effective tax rate decreased to 17.1% for the six months ended October 28, 2017, compared to 20.2% for the six months ended October 29, 2016. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates as well as some discrete favorable adjustments in the first half of fiscal 2018.
Net Income.  Net income decreased $1.2 million, or 2.6%, to $44.7 million for the six months ended October 28, 2017, compared to $45.9 million for the six months ended October 29, 2016. Net income for the six months ended October 29, 2016 was favorably impacted due to adjustments for commodity pricing, the reversal of accruals related to resolved customer commercial issues and an international grant. Net income for the six months ended October 28, 2017 was negatively impacted by acquisition fees, unfavorable currency rate fluctuations and higher expenses for bonus, travel, advertising, professional fees and intangible asset amortization. Net income for the six months ended October 28, 2017 was favorably impacted by increased sales volumes and lower income tax expense.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$343.2	$311.3	$31.9	10.2%

Cost of Products Sold	244.5	219.9	24.6	11.2%

Gross Profit	98.7	91.4	7.3	8.0%

Selling and Administrative Expenses	20.0	16.9	3.1	18.3%

Income from Operations	$78.7	$74.5	$4.2	5.6%

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	71.2%	70.6%
Gross Margins	28.8%	29.4%
Selling and Administrative Expenses	5.8%	5.4%
Income from Operations	22.9%	23.9%
Net Sales.  Automotive segment net sales increased $31.9 million, or 10.2%, to $343.2 million for the six months ended October 28, 2017, from $311.3 million for the six months ended October 29, 2016.  Net sales increased in North America by $10.5 million, or 5.6%, to $196.5 million for the six months ended October 28, 2017, compared to $186.0 million for the six months ended October 29, 2016. North American Automotive sales included $7.0 million from our newly acquired business, Pacific Insight, which was acquired on October 3, 2017. Other North American sales increased for our user interface assemblies due to new program launches in fiscal 2018. Sales declined for our integrated center stack products primarily due to pricing reductions, partially offset by higher sales volumes. Sales for our complex insert molding products decreased due to a combination of pricing reductions and lower sales volumes in the first half of fiscal 2018, compared to the first half of fiscal 2017. Net sales increased in Europe by $26.0 million, or 35.5%, to $99.2 million for the six months ended October 28, 2017, compared to $73.2 million for the six months ended October 29, 2016. The increase in the European sales includes $9.1 million from our newly acquired business, Procoplast, which was acquired on July 28, 2017. Other European sales increased primarily due to increased customer funded tooling and design fees, favorable currency rate fluctuations and higher sales volumes of hidden switches and sensor products. Net sales in Asia decreased $4.6 million, or 8.8%, to $47.5 million for the six months ended October 28, 2017, compared to $52.1 million for the six months ended October 29, 2016, primarily due to lower sales of our complex insert molding products due to a combination of pricing reductions and lower sales volumes. We experienced lower sales volumes for our steering angle sensor products, as the products approach end of production. Translation of foreign operations' net sales increased reported net sales by $2.1 million, or 0.6%, for the six months ended October 28, 2017, compared to the average currency rates for the six months ended October 29, 2016, primarily due to the strengthening of the euro as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $24.6 million, or 11.2%, to $244.5 million for the six months ended October 28, 2017, from $219.9 million for the six months ended October 29, 2016.  The Automotive segment cost of products sold as a percentage of net sales increased to 71.2% for the six months ended October 28, 2017, compared to 70.6% for the six months ended October 29, 2016.  Cost of products sold as a percentage of net sales increased due partially to the strengthening of the Mexican peso during the period compared to the US dollar, and to the inclusion of $0.8 million of one-time purchase accounting adjustments related to our new acquisitions. Also, the results for the first half of fiscal 2017 include $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.

Gross Profit.  Automotive segment gross profit increased $7.3 million, or 8.0%, to $98.7 million for the six months ended October 28, 2017, as compared to $91.4 million for the six months ended October 29, 2016.  The Automotive segment gross margins as a percentage of net sales decreased to 28.8% for the six months ended October 28, 2017, as compared to 29.4% for the six months ended October 29, 2016.  Gross margins as a percentage of net sales decreased due partially to the strengthening of the Mexican peso during the period compared to the US dollar, the impact of the $0.8 million of one-time purchase accounting adjustments related to our new acquisitions and pricing reductions of certain products. Also, gross margins as a percentage of net sales for the first half of fiscal 2017 were favorably impacted by $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.
Selling and Administrative Expenses.  Selling and administrative expenses increased $3.1 million, or 18.3%, to $20.0 million for the six months ended October 28, 2017, compared to $16.9 million for the six months ended October 29, 2016.  Selling and administrative expenses as a percentage of net sales were 5.8% for the six months ended October 28, 2017, compared to 5.4% for the six months ended October 29, 2016. The amounts for the first half of fiscal 2018 include $2.4 million related to our newly acquired businesses. The $2.4 million includes $0.6 million of intangible asset amortization expense. Excluding selling and administrative expenses from the new acquisitions, expenses increased due to higher travel and bonus expenses.
Income from Operations.  Automotive segment income from operations increased $4.2 million, or 5.6%, to $78.7 million for the six months ended October 28, 2017, compared to $74.5 million for the six months ended October 29, 2016. Income from operations for the first six months of fiscal 2017 was favorably impacted due to adjustments for commodity pricing and the reversal of accruals related to resolved customer commercial issues. Net income for the first six months of fiscal 2018 was positively impacted by higher sales volumes, partially offset by the one-time purchase accounting adjustments, higher intangible asset amortization expense and higher travel and bonus expenses.
Interface Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$58.4	$65.2	$(6.8)	(10.4)%

Cost of Products Sold	45.6	51.4	(5.8)	(11.3)%

Gross Profit	12.8	13.8	(1.0)	(7.2)%

Selling and Administrative Expenses	10.6	15.1	(4.5)	(29.8)%

Income (Loss) from Operations	$2.2	$(1.3)	$3.5	N/M	*

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	78.1%	78.8%
Gross Margins	21.9%	21.2%
Selling and Administrative Expenses	18.2%	23.2%
Income (Loss) from Operations	3.8%	(2.0)%

* N/M equals non-meaningful
Net Sales.  Interface segment net sales decreased $6.8 million, or 10.4%, to $58.4 million for the six months ended October 28, 2017, from $65.2 million for the six months ended October 29, 2016.  Net sales decreased in North America by $7.9 million, or 15.5%, to $43.2 million for the six months ended October 28, 2017, compared to $51.1 million for the six months ended October 29, 2016. North American net sales decreased by $8.4 million due to our Connectivity business. The Company exited this business at the end of fiscal 2017 due to adverse business conditions. Excluding the $8.4 million of lower sales for Connectivity, North American sales increased by $0.5 million due to increased sales volumes of radio remote control and appliance products. Net sales in Europe increased $1.9 million, or 15.6%, to $14.1 million for the six months ended October 28, 2017 compared to $12.2 million for the six months ended October 29, 2016, primarily due to higher sales volumes of radio remote control products, partially offset with lower sales volumes of our data solutions products. Net sales in Asia decreased $0.8 million, or 42.1%, to $1.1 million for the six months ended October 28, 2017, compared to $1.9 million for the six months ended October 29, 2016, primarily due to lower sales volumes of legacy products.
Cost of Products Sold.  Interface segment cost of products sold decreased $5.8 million, or 11.3%, to $45.6 million for the six months ended October 28, 2017, compared to $51.4 million for the six months ended October 29, 2016.  Interface segment cost of products sold as a percentage of net sales decreased to 78.1% for the six months ended October 28, 2017, compared to 78.8% for the six months ended October 29, 2016.  The decrease is primarily due to favorable sales mix, partially offset with lower sales volumes. The lower sales volumes are primarily from our Connectivity business unit, which was closed at the end of fiscal 2017.
Gross Profit.  Interface segment gross profit decreased $1.0 million, or 7.2%, to $12.8 million for the six months ended October 28, 2017, compared to $13.8 million for the six months ended October 29, 2016.  Gross margins as a percentage of net sales increased to 21.9% for the six months ended October 28, 2017, from 21.2% for the six months ended October 29, 2016.  The increase is primarily due to favorable sales mix, partially offset with lower sales volumes. The lower sales volumes are primarily from our Connectivity business unit that was closed at the end of fiscal 2017.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $4.5 million, or 29.8%, to $10.6 million for the six months ended October 28, 2017, compared to $15.1 million for the six months ended October 29, 2016.  Selling and administrative expenses as a percentage of net sales decreased to 18.2% for the six months ended October 28, 2017, from 23.2% for the six months ended October 29, 2016. The first half of fiscal 2017 included $1.6 million of selling and administrative expenses for our Connectivity business. The first half of fiscal 2018 benefitted from lower legal, travel and advertising expenses.
Income (Loss) from Operations.  Interface segment income (loss) from operations was income of $2.2 million for the six months ended October 28, 2017, compared to a loss of $1.3 million for the six months ended October 29, 2016, primarily due to lower expenses related to a shuttered business and lower legal, travel and advertising expenses and a favorable sales mix, partially offset with lower sales volumes.
Power Products Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$29.6	$24.5	$5.1	20.8%

Cost of Products Sold	21.6	18.1	3.5	19.3%

Gross Profit	8.0	6.4	1.6	25.0%

Selling and Administrative Expenses	1.7	1.9	(0.2)	(10.5)%

Income from Operations	$6.3	$4.5	$1.8	40.0%

Percent of sales:	October 28, 2017	October 29, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	73.0%	73.9%
Gross Margins	27.0%	26.1%
Selling and Administrative Expenses	5.7%	7.8%
Income from Operations	21.3%	18.4%

Net Sales.  Power Products segment net sales increased $5.1 million, or 20.8%, to $29.6 million for the six months ended October 28, 2017, compared to $24.5 million for the six months ended October 29, 2016.  Net sales were flat in North America at $11.7 million for the first half of fiscal 2018, compared to the first half of fiscal 2017. Net sales in Europe increased $3.8 million, or 158.3%, to $6.2 million for the six months ended October 28, 2017, compared to $2.4 million for the six months ended October 29, 2016, primarily due to higher sales volumes of bypass switches. Net sales in Asia increased $1.3 million, or 12.5%, to $11.7 million for the six months ended October 28, 2017, compared to $10.4 million for the six months ended October 29, 2016, due to higher sales volumes of busbar products.
Cost of Products Sold.  Power Products segment cost of products sold increased $3.5 million, or 19.3%, to $21.6 million for the six months ended October 28, 2017, compared to $18.1 million for the six months ended October 29, 2016.  The Power Products segment cost of products sold as a percentage of net sales decreased to 73.0% for the six months ended October 28, 2017, from 73.9% for the six months ended October 29, 2016.  The decrease primarily relates to higher sales volumes, partially offset by higher pricing on certain raw materials.
Gross Profit.  Power Products segment gross profit increased $1.6 million, or 25.0%, to $8.0 million for the six months ended October 28, 2017, compared to $6.4 million for the six months ended October 29, 2016.  Gross margins as a percentage of net sales increased to 27.0% for the six months ended October 28, 2017 from 26.1% for the six months ended October 29, 2016. The increase primarily relates to higher sales volumes, partially offset by higher commodity pricing on certain raw materials.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.2 million, or 10.5%, to $1.7 million for the six months ended October 28, 2017, compared to $1.9 million for the six months ended October 29, 2016. Selling and administrative expenses as a percentage of net sales decreased to 5.7% for the six months ended October 28, 2017 from 7.8% for the six months ended October 29, 2016, due to lower legal and travel expenses.
Income From Operations.  Power Products segment income from operations increased $1.8 million, or 40.0%, to $6.3 million for the six months ended October 28, 2017, compared to $4.5 million for the six months ended October 29, 2016, due to increased sales volumes and lower legal and travel expenses, partially offset with higher commodity pricing of certain raw materials.
Other Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 28, 2017	October 29, 2016	Net Change ($)	Net Change (%)
Net Sales	$0.1	$0.1	$—	—%

Cost of Products Sold	1.6	2.1	(0.5)	(23.8)%

Gross Profit	(1.5)	(2.0)	0.5	(25.0)%

Selling and Administrative Expenses	4.3	2.7	1.6	59.3%

Loss from Operations	$(5.8)	$(4.7)	$(1.1)	23.4%
Net Sales.  The businesses in this segment were medical devices and inverters and battery systems. The inverters and battery systems business was shuttered at the end of fiscal 2017 due to adverse business conditions. Both businesses had minimal net sales in the six months ended October 28, 2017 and October 29, 2016, respectively, due to newly launched products.
Cost of Products Sold.  Other segment cost of products sold was $1.6 million for the six months ended October 28, 2017, compared to $2.1 million for the six months ended October 29, 2016. The decrease primarily relates to the shuttered business that was closed at the end of fiscal 2017. The decrease was partially offset by the vertical manufacturing integration of some key components in medical device products, and research efforts to expand the product offerings.

Gross Profit.  The Other segment gross profit was a loss of $1.5 million and $2.0 million for the six months ended October 28, 2017 and October 29, 2016, respectively. The decreased loss primarily relates to the shuttered business, partially offset with increased research and development initiatives for medical devices.
Selling and Administrative Expenses.  Selling and administrative expenses increased $1.6 million, or 59.3%, to $4.3 million for the six months ended October 28, 2017, compared to $2.7 million for the six months ended October 29, 2016. The first half of fiscal 2017 includes $0.3 million of selling and administrative expenses for our inverter and battery systems business, which was closed at the end of fiscal 2017. The increase in the first half of fiscal 2018 is primarily due to higher investment in sales and marketing, clinical resources and professional services in our medical device business, partially offset with lower selling and administrative expenses related to the shuttered business.
Loss From Operations  The Other segment loss from operations increased $1.1 million to $5.8 million for the six months ended October 28, 2017, compared to $4.7 million for the six months ended October 29, 2016.  The increased loss relates to higher outside professional fees, research and development and marketing expenses in the first half of fiscal 2018, partially offset by lower selling and administrative expenses for the inverter and battery system business closed at the end of fiscal 2017.

Liquidity and Capital Resources
We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $258.6 million of cash and cash equivalents as of October 28, 2017, $253.8 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested and therefore not available to fund our domestic operations.
We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At October 28, 2017, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the six months ended October 28, 2017, we had $60.0 million borrowings and payments of $2.5 million, which includes interest of $0.5 million, under this credit facility. As of October 28, 2017, there were outstanding balances against the credit facility of $85.0 million.
Methode's newly acquired subsidiary, Pacific Insight, is party to two separate credit agreements, one with BMO Harris Bank and one with Roynat. The credit agreement with BMO Harris Bank has a maturity date of December 3, 2017 and provides a credit facility in the maximum principal amount of $14.5 million. The interest rate on the credit facility is 0.50% plus the Canadian Prime Rate. As of October 28, 2017, there were no outstanding balances against this credit facility and we were in compliance with the covenants of the agreement. As of the filing date of this Form 10-Q, this credit facility is expected to be extended for an additional two years.
The credit agreement between Pacific Insight and Roynat has a maturity date of May 15, 2022 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the one-month period that Methode has owned Pacific Insight, we have had no borrowings and repayments of $0.1 million under this credit facility. As of October 28, 2017, there were outstanding balances against the credit facility of $4.0 million, of which $0.7 million is due within the next twelve months and we were in compliance with the covenants of the agreement. We believe the fair value approximates the carrying amount as of October 28, 2017.
Excluding credit facilities, the Company also holds debt that was assumed in the acquisitions of Procoplast and Pacific Insight. As of October 28, 2017, Procoplast holds short-term debt totaling $1.5 million, with a weighted average interest rate of 0.97%. As of October 28, 2017, Procoplast holds long-term debt that consists of thirteen notes totaling $17.1 million, with a weighted-average interest rate of 1.34% and maturities ranging from 2018 to 2031. Pacific Insight holds debt in the form of an interest-free loan from the Canadian government that matures in 2019. As of October 28, 2017, $0.1 million is classified as short-term and $0.1 million is classified as long-term.
Cash Flow - Operating Activities
Net cash provided by operating activities decreased $18.5 million to $45.2 million for the six months ended October 28, 2017, compared to $63.7 million for the six months ended October 29, 2016, primarily due to the decreased cash generated from the changes in operating assets and liabilities of $18.7 million. For the six months ended October 28, 2017, net changes in operating assets and liabilities resulted in cash use of $19.7 million, primarily due to the timing of receivable collections, an increase in prepaid expenses and an increase in ending inventory, partially offset by an increase in accounts payable. For the six months ended October 29, 2016, net changes in operating assets and liabilities resulted in cash use of $1.0 million, primarily due to an increase in prepaid expenses, partially offset by a decrease in inventory levels and a decrease in accounts payable.
Cash Flow - Investing Activities
Net cash used in investing activities was $146.0 million for the six months ended October 28, 2017, compared to $9.5 million for the six months ended October 29, 2016, due primarily to the acquisition of Pacific Insight for $107.7 million, net of cash received, the acquisition of Procoplast for $22.2 million, net of cash received and, to a lesser extent, the purchase of property, plant and equipment for $16.4 million.
Cash Flow - Financing Activities
Net cash provided by financing activities increased $74.7 million to $51.2 million for the six months ended October 28, 2017, compared to net cash used of $23.5 million for the six months ended October 29, 2016.  During the six months ended October 28, 2017, the Company had borrowings against credit facilities of $60.0 million, compared to no borrowings during the six months ended October 29, 2016. During the six months ended October 28, 2017, the Company had repayments of borrowings against credit facilities of $2.1 million, compared to $8.0 million during the six months ended October 29, 2016. We paid dividends of $6.8 million and $6.6 million in the six months ended October 28, 2017 and October 29, 2016, respectively. The Company had no repurchases of common stock during the six months ended October 28, 2017, compared to paying $9.8 million for the repurchase of common stock during the six months ended October 29, 2016. The first six months of fiscal 2018 included $0.3 million of taxes paid related to net share settlement of equity awards, compared to $1.1 million during the first six months of fiscal 2017. There were no proceeds from the exercise of stock options in the first six months of fiscal 2018 and $1.5 million in the first six months of fiscal 2017. The first six months of fiscal 2017 included $0.5 million of excess tax benefit on equity shares issued and on stock options exercised during that period. Pursuant to the adoption of ASU 2016-09 on April 30, 2017, going forward the Company will no longer separately report the tax benefit on equity shares issued and stock option exercises as a separate line item in the financing activities section of the Condensed Consolidated Statements of Cash Flow. That activity will now run through the operating activities section of the Condensed Consolidated Statements of Cash Flow as a change in operating assets and liabilities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3.  Quantitative And Qualitative Disclosures About Market Risk
Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $4.8 million as of October 28, 2017 and $13.1 million as of April 29, 2017.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $56.1 million at October 28, 2017 and $41.1 million at April 29, 2017.
We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreements, under which we had $89.0 million of net borrowings at October 28, 2017, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2018 based upon our current and expected levels of debt.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1A.    Risk Factors
Other than the supplemental risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 29, 2017.
We cannot guarantee that the newly acquired Pacific Insight or Procoplast businesses will be successful or that we can implement and profit from any new applications of the acquired technology.
We acquired Pacific Insight on October 3, 2017 and Procoplast on July 27, 2017.  As a result of these acquisitions, we now manufacture LED-based lighting in North America and automotive assemblies on mainland Europe, which are expected to aid in our expansion in the automotive sector. The markets for the products these companies produce are competitive and rapidly changing.  If we do not keep pace with technological innovations in the industry, our products may not be competitive and our revenue and operating results may suffer.  Furthermore, while we intend to expand these businesses by integrating the acquired technologies into additional automotive and other applications, we can make no guarantee that such ventures will be successful or profitable.
Our effective tax rate may be adversely affected by potential tax reform in the United States.

U.S. lawmakers are evaluating proposals for changes to U.S. tax policies, which could include comprehensive tax reform. A variety of tax reform proposals that could impact U.S. taxation of corporations are under consideration, including taxation of previously permanently reinvested foreign earnings, reductions in the amount of executive pay that qualify for deduction, and reductions in the U.S. corporate income tax rate. We cannot predict which, if any, of these proposals will be enacted into law. If new legislation were enacted, it could have a material effect on our financial statements.

Item 6.          Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	XBRL Instance
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Label Linkbase Document
101.5	XBRL Taxonomy Extension Presentation Linkbase Document
101.6	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ John R. Hrudicka
John R. Hrudicka
Chief Financial Officer
(principal financial officer)

Dated:	December 7, 2017