Form 10-Q
period 2018-01-27
METHODE ELECTRONICS INC
filed 2018-03-01
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 27, 2018

or

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

At February 27, 2018, registrant had 36,846,729 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 27, 2018

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net Sales	$228.0	$195.6	$659.3	$596.7

Cost of Products Sold	167.9	142.2	481.6	433.7

Gross Profit	60.1	53.4	177.7	163.0

Selling and Administrative Expenses	22.5	23.7	83.3	76.4
Amortization of Intangibles	2.0	0.6	3.7	1.8

Income from Operations	35.6	29.1	90.7	84.8

Interest Expense (Income), Net	0.3	(0.2)	0.3	(0.3)
Other Income, Net	(3.8)	(1.0)	(2.6)	(2.9)

Income before Income Taxes	39.1	30.3	93.0	88.0

Income Tax Expense	63.4	6.6	72.6	18.3

Net Income (Loss)	$(24.3)	$23.7	$20.4	$69.7

Basic and Diluted Income (Loss) per Share:
Basic	$(0.65)	$0.64	$0.54	$1.87
Diluted	$(0.65)	$0.63	$0.54	$1.86

Cash Dividends:
Common Stock	$0.11	$0.09	$0.29	$0.27

Weighted Average Number of Common Shares Outstanding:
Basic	37,292,934	37,217,302	37,275,041	37,297,757
Diluted	37,292,934	37,470,653	37,661,020	37,477,967
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net Income (Loss)	$(24.3)	$23.7	$20.4	$69.7

Foreign Currency Translation Adjustment	32.2	(9.0)	50.3	(23.7)
Comprehensive Income	$7.9	$14.7	$70.7	$46.0
See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	January 27, 2018	April 29, 2017
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$304.0	$294.0
Accounts Receivable, Net	201.4	165.3
Inventories:
Finished Products	14.6	10.9
Work in Process	15.6	8.7
Materials	53.4	38.3
Total Inventories	83.6	57.9
Prepaid and Refundable Income Taxes	0.6	0.6
Prepaid Expenses and Other Current Assets	15.7	12.5
Total Current Assets	605.3	530.3
Property Plan and Equipment:
Land	0.8	0.6
Buildings and Building Improvements	64.3	48.2
Machinery and Equipment	364.6	287.9
Property, Plant and Equipment, Gross	429.7	336.7
Less: Allowances for Depreciation	276.0	246.1
Property, Plant and Equipment, Net	153.7	90.6
Other Assets:
Goodwill	59.6	1.6
Other Intangible Assets, Net	65.6	6.6
Cash Surrender Value of Life Insurance	8.2	7.8
Deferred Income Taxes	35.9	40.4
Pre-production Costs	18.0	15.5
Other	13.5	11.2
Total Other Assets	200.8	83.1
Total Assets	$959.8	$704.0
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable	$87.9	$75.3
Salaries, Wages and Payroll Taxes	20.1	18.7
Other Accrued Expenses	27.0	17.7
Short-term Debt	2.9	—
Income Tax Payable	12.4	12.7
Total Current Liabilities	150.3	124.4
Long-term Debt	116.0	27.0
Long-term Income Taxes Payable	48.3	—
Other Liabilities	8.2	2.6
Deferred Income Taxes	19.6	—
Deferred Compensation	10.2	8.9
Total Liabilities	352.6	162.9
Shareholders' Equity:
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,193,353 and 38,133,925 shares issued as of January 27, 2018 and April 29, 2017, respectively	19.1	19.1
Additional Paid-in Capital	135.8	132.2
Accumulated Other Comprehensive Income (Loss)	24.6	(25.7)
Treasury Stock, 1,346,624 shares as of January 27, 2018 and April 29, 2017	(11.5)	(11.5)
Retained Earnings	439.2	427.0
Total Shareholders' Equity	607.2	541.1
Total Liabilities and Shareholders' Equity	$959.8	$704.0
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 27, 2018	January 28, 2017
Operating Activities:
Net Income	$20.4	$69.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Licensing Agreement	(1.6)	—
Provision for Depreciation	16.3	15.8
Amortization of Intangible Assets	3.7	1.8
Stock-based Compensation	3.3	9.8
Provision for Bad Debt	0.1	—
Change in Deferred Income Taxes	(12.2)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	5.9	16.5
Inventories	(5.8)	3.1
Prepaid Expenses and Other Assets	14.6	(7.5)
Accounts Payable and Other Expenses	42.4	(2.5)
Net Cash Provided by Operating Activities	87.1	106.7
Investing Activities:
Purchases of Property, Plant and Equipment	(34.7)	(13.2)
Acquisition of Business, Net of Cash Received	(129.9)	—
Purchases of Technology Licenses, Net	(0.7)	—
Sale of Business/Investment/Property	0.3	—
Net Cash Used in Investing Activities	(165.0)	(13.2)
Financing Activities:
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.3)	(1.1)
Purchase of Common Stock	—	(9.8)
Proceeds from Exercise of Stock Options	0.2	2.7
Tax Benefit from Stock Option Exercises	—	0.5
Cash Dividends	(10.6)	(10.3)
Proceeds from Borrowings	71.3	—
Repayment of Borrowings	(3.0)	(20.0)
Net Cash Provided (Used) in Financing Activities	57.6	(38.0)
Effect of Foreign Currency Exchange Rate Changes on Cash	30.3	(14.5)
Increase in Cash and Cash Equivalents	10.0	41.0
Cash and Cash Equivalents at Beginning of Year	294.0	227.8
Cash and Cash Equivalents at End of Period	$304.0	$268.8
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.    BASIS OF PRESENTATION
Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed, and our financial results are reported, on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of January 27, 2018 and results of operations for the three and nine months ended January 27, 2018 and January 28, 2017 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 29, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 29, 2017, filed with the SEC on June 22, 2017.  Results may vary from quarter-to-quarter for reasons other than seasonality.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update are intended to address a specific consequence of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. Management does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The standard will be effective for us in fiscal years beginning April 29, 2018. This ASU is not expected to have a material effect on the Company's financial statements. If, in the future, Methode makes modifications to its existing share-based payment awards, those modifications will need to be evaluated based on the criteria detailed in this ASU and accounted for accordingly.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)," which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The standard will be effective for us in the fiscal years beginning April 29, 2018. Earlier adoption is permitted.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The main types of provisions currently being evaluated which could impact the allocation and timing of revenue include contractually guaranteed price reductions and over-time recognition of revenue.  The contractually guaranteed price reductions could result in revenue being deferred as it relates to those material rights, which is a change from current practice. Also, the over-time recognition of revenue could result in accelerated revenue recognition for products where revenue is currently being recognized upon shipment. There are two transition methods available under the new standard, either full retrospective or modified retrospective. We expect to adopt the standard utilizing the modified retrospective method and expect enhanced disclosure requirements post-adoption.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

3.    ACQUISITIONS
Fiscal 2018 Acquisitions

Procoplast S.A.

On July 27, 2017, we acquired 100% of the stock of Procoplast S.A. ("Procoplast") for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Procoplast will be included in the Company's European Automotive reporting unit.

The Company has not yet completed the process of estimating the fair value of the Procoplast assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. Based on the Company's preliminary allocation of the purchase price, revised as of January 27, 2018, goodwill decreased $7.3 million from the preliminary amount reported in the Company's condensed consolidated financial statements at October 28, 2017. The revised preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$1.3
Accounts Receivable	10.8
Inventory	3.5
Intangible Assets	19.2
Goodwill	8.1
Other Assets	0.1
Property, Plant and Equipment	23.8
Accounts Payable	(4.9)
Salaries, Wages and Payroll Taxes	(0.8)
Other Accrued Expenses	(4.7)
Income Taxes Payable	(0.6)
Short-term Debt	(1.7)
Other Liabilities	(5.6)
Long-term Debt	(17.1)
Deferred Income Tax Liability	(7.9)
Total Purchase Price	$23.5

The Company's condensed consolidated statements of income for the three and six months ended October 28, 2017 were prepared based on provisional amounts for cost of products sold, amortization of intangibles and income tax expense. During the third quarter of fiscal 2018, the Company recognized measurement period adjustments to these provisional amounts. These adjustments were included in earnings for the three months ended January 27, 2018. If the Company had completed the purchase price allocation as of the acquisition date and recognized these measurement period adjustments in its condensed consolidated statements of income for the three and six months ended October 28, 2017, cost of products sold for both the three and six months ended October 28, 2017 would have been $0.6 million lower, amortization of intangibles for both the three and six months ended October 28, 2017 would have been $0.4 million higher, and income tax expense for both the three and six months ended October 28, 2017 would have been $0.1 million lower.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$12.3	17.0 years
Customer Relationships and Agreements - All Other Customers	2.8	11.5 years
Technology Licenses	2.1	8.5 years
Trade Names	2.0	8.5 years
Total	$19.2

No acquisition-related costs were incurred in relation to the acquisition of Procoplast for the three months ended January 27, 2018. Acquisition-related costs of $1.3 million were incurred in relation to the acquisition of Procoplast for the nine months ended January 27, 2018, of which $1.1 million have been reported in selling and administrative expenses and $0.2 million have been reported in costs of products sold on the condensed consolidated statements of operations.

Pacific Insight Electronics Corp.

On October 3, 2017, we acquired 100% of the outstanding common shares of Pacific Insight Electronics Corp. ("Pacific Insight") in a cash transaction for $107.7 million, net of cash acquired. Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets, and has manufacturing facilities in both Canada and Mexico. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Pacific Insight will be included in the Company's North American Automotive reporting unit.

The Company has not yet completed the process of estimating the fair value of the Pacific Insight assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. Based on the Company's preliminary allocation of the purchase price, revised as of January 27, 2018, goodwill decreased $2.7 million from the preliminary amount reported in the Company's condensed consolidated financial statements at October 28, 2017. The revised preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

(Dollars in Millions)
Cash	$4.9
Accounts Receivable	18.3
Inventory	12.7
Prepaid Expenses and Other Current Assets	0.3
Income Taxes Receivable	1.2
Intangible Assets	41.8
Goodwill	48.5
Pre-production Costs	0.8
Property, Plant and Equipment	13.8
Accounts Payable	(7.9)
Salaries, Wages and Payroll Taxes	(0.8)
Other Accrued Expenses	(3.9)
Short-term Debt	(0.8)
Long-term Debt	(3.4)
Deferred Income Tax Liability	(12.9)
Total Purchase Price	$112.6
The Company's condensed consolidated statements of income for the three and six months ended October 28, 2017 were prepared based on provisional amounts for cost of products sold, amortization of intangibles and income tax expense. During the third quarter of fiscal 2018, the Company recognized measurement period adjustments to these provisional amounts. These adjustments were included in earnings for the three months ended January 27, 2018. If the Company had completed the purchase price allocation as of the acquisition date and recognized these measurement period adjustments in its condensed consolidated statements of income for the three and six months ended October 28, 2017, the impact would have been insignificant.

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Automotive	$23.7	11.5 years
Customer Relationships and Agreements - Commercial	10.1	14.0 years
Trade Names	6.4	7.5 years
Technology Licenses	1.6	6.0 years
Total	$41.8

The Company's results of operations for the three months ended January 27, 2018 included the operating results of Pacific Insight, which was comprised of revenues of $22.0 million and net income of $0.4 million. The Company's results of operations for the nine months ended January 27, 2018 included approximately four months of the operating results of Pacific Insight, which were comprised of revenues of $29.0 million and net income of $0.2 million.

The following table presents the unaudited pro forma results for the three and nine months ended January 27, 2018 and January 28, 2017. The unaudited pro forma financial information combines the results of operations of Methode and Pacific Insight as though the companies had been combined as of the beginning of fiscal 2017, and the pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, adjustments for certain acquisition-related charges, and related tax effects.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
(Dollars in Millions)	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Revenues	$227.8	$217.8	$698.3	$666.0
Net Income (Loss)	$(24.4)	$24.9	$25.3	$72.6
No acquisition-related costs were incurred in relation to the acquisition of Pacific Insight for the three months ended January 27, 2018. Acquisition-related costs of $5.5 million were incurred in relation to the acquisition of Pacific Insight for the nine months ended January 27, 2018, of which $4.9 million have been reported in selling and administrative expenses and $0.6 million have been reported in costs of products sold on the condensed consolidated statements of operations.

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
As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company recorded estimated goodwill of $8.1 million and $48.5 million, respectively, of which none is expected to be deductible for income taxes. As the valuation process is still ongoing for both Procoplast and Pacific Insight, these amounts are to be considered preliminary and subject to change. The following table shows the roll-forward of goodwill in the financial statements as of January 27, 2018.

	Automotive	Interface	Power Products	Total
Balance as of April 29, 2017	$—	$0.6	$1.0	$1.6
Goodwill Acquired	56.6	—	—	56.6
Foreign Currency Translation	1.3	0.1	—	1.4
Balance as of January 27, 2018	$57.9	$0.7	$1.0	$59.6
As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company acquired estimated intangible assets of $19.2 million and $41.8 million, respectively. The following tables present details of the Company’s intangible assets.

	As of January 27, 2018
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$66.5	$17.2	$49.3	13.0
Trade Names, Patents and Technology Licenses	38.3	22.0	16.3	5.5
Total	$104.8	$39.2	$65.6

	As of April 29, 2017
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$16.3	$15.6	$0.7	6.8
Trade Names, Patents and Technology Licenses	25.8	19.9	5.9	1.4
Covenants Not to Compete	0.1	0.1	—	0.4
Total	$42.2	$35.6	$6.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2018	$5.7
2019	$7.7
2020	$5.7
2021	$5.6
2022	$5.6
As of January 27, 2018 and April 29, 2017, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.
5.    INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which incorporates significant changes to U.S. corporate income tax laws. This included a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, and limiting the deductibility of certain executive compensation.
Under ASC Topic 740 ("ASC 740"), a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. The U.S. Tax Reform legislation was signed into law on December 22, 2017. As such, the Company is required to recognize the related impacts to the financial statements in the quarter ended January 27, 2018.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a one-year measurement period to finalize the effects associated with U.S. Tax Reform. The Company has recognized a discrete estimated net income tax charge with respect to U.S. Tax Reform for the third quarter of fiscal 2018 of $56.8 million. This net income tax charge includes $52.6 million associated with the one-time repatriation tax from the earnings of the Company’s foreign subsidiaries, which is payable over 8 years, and a re-measurement of the Company’s net U.S. deferred tax assets of $4.2 million.
Due to the Company’s fiscal year-end of April 28, 2018 and the timing of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded in the third quarter of fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information. For example, the re-measurement of the net U.S. deferred tax assets cannot be complete until the underlying timing differences are known, and such timing differences cannot be known until April 28, 2018. Similarly, the Company was required to use certain estimated annual amounts in conjunction with determining the impact of the one-time repatriation tax. Although the Company believes the net income tax expense recognized in the third quarter of fiscal 2018, as outlined above, is a reasonable provisional estimate based upon the available information and analysis completed, these related amounts may change based upon actual results. As such, the Company will update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary.

U.S. Tax Reform includes a new global intangible low-taxed income (“GILTI”) provision which requires the Company to include foreign subsidiary earnings in its U.S. tax return starting in fiscal year 2019. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse in future years or provide for the tax expense in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred and therefore has not included any deferred tax impacts of GILTI in its consolidated financial statements for its fiscal year ending 2018.

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. As a result of enacted U.S. Tax Reform, the Company's estimated effective income tax rate includes the reduced federal statutory income tax rate of 30%, resulting in an income tax benefit of approximately $0.9 million for the first nine months of fiscal 2018. The estimated annual effective income tax rate is determined excluding the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant discrete items is reflected in the period in which they occur. The Company's income tax provision is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally lower than the U.S. federal statutory rate, the effects of tax rate changes, and the Company's ability to utilize various tax credits.

Income tax expense was $63.4 million in the third quarter of fiscal 2018 compared to an income tax expense of $6.6 million in the third quarter of fiscal 2017. The effective income tax rate for the third quarter of fiscal 2018 was 162.1% versus 21.9% in the third quarter of fiscal 2017. The income tax expense recorded on income before income taxes for the third quarter of fiscal 2018 was primarily due to the one-time repatriation tax from the earnings of the Company’s foreign subsidiaries and the re-measurement of deferred tax assets at the new US tax rate.

The income tax expense recorded in the first nine months of fiscal 2018 was $72.6 million compared to an income tax expense of $18.3 million in the first nine months of fiscal 2017. The effective income tax rate for the first nine months of fiscal 2018 was 78.1% versus 20.8% in the first nine months of fiscal 2017. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2018 was primarily due to the one-time repatriation tax from the earnings of the Company’s foreign subsidiaries and the re-measurement of deferred tax assets.

6.    COMMON STOCK AND STOCK-BASED COMPENSATION
Restricted Stock Awards ("RSAs")
In fiscal 2016, the Compensation Committee of the Board of Directors authorized a new long-term incentive program (the “LTIP”) for key employees consisting of performance-based restricted stock awards (“RSAs”) and time-based restricted stock units (“RSUs”). Additionally, in the first quarter of fiscal 2018, the Compensation Committee awarded a maximum of 117,113 RSAs to additional key members of management under the LTIP.
In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 EBITDA, with 50% of the target shares earned for threshold performance (representing 410,538 shares), 100% of the target shares earned for target performance (representing 821,075 shares) and 150% of the target shares earned for maximum performance (representing 1,231,613 shares). In prior periods, the Company has been recording the RSA compensation expense based on target performance.
Per ASC 718 accounting guidance, management is required in each reporting period to determine the fiscal 2020 EBITDA level that is "probable" (70% confidence) for which a performance condition will be achieved. During the third quarter of fiscal 2018, management determined that, mainly due to lower projections for our Dabir business, it is currently not probable that the Company will meet the fiscal 2020 target consolidated EBITDA performance level of $221.0 million. The adverse timing of revenue is a result of hospital adoption patterns (initial care setting penetration and expansion) being slower and more gradual than originally planned for our Dabir Surfaces business. On January 27, 2018, the Company recorded RSA compensation expense based on the threshold EBITDA performance level of $198.9 million. As a result, the Company recorded a $6.0 million compensation expense reversal in the third quarter of fiscal 2018 related to prior periods for these performance-based RSAs.
At the threshold level of performance, the expected expense for the RSAs is $12.9 million through fiscal 2020. In the three and nine months ended January 27, 2018, the Company recorded a net reversal of expense of $5.4 million and $2.2 million, respectively, in compensation expense related to the RSAs based on threshold levels. These amounts are inclusive of the $6.0 million compensation expense reversal discussed above. During the three and nine months ended January 28, 2017, the Company recorded $1.4 million and $4.4 million, respectively, in compensation expense related to the RSAs, based on target levels.
In future reporting periods, if management makes a determination that exceeding the threshold level is probable for fiscal 2020, an appropriate adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable the Company will meet the threshold level for fiscal 2020, a reversal of compensation expense will be recorded in that period. The adjustments could be material to the financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Restricted Stock Units ("RSUs")
In the first quarter of fiscal 2018, the Compensation Committee awarded 23,175 RSUs to Methode management. In the aggregate, the Company has granted 631,175 RSUs to key employees, of which 567,175 are still outstanding. The RSUs are subject to a vesting period, with 30% vesting on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $19.5 million through fiscal 2020. During the three and nine months ended January 27, 2018, the Company recorded $1.5 million and $4.5 million, respectively, of compensation expense related to the RSUs. During the three and nine months ended January 28, 2017, the Company recorded $1.4 million and $4.2 million, respectively, in compensation expense related to the RSUs.
Director Awards
During the first quarter of fiscal 2018, the Company issued 24,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $1.0 million of compensation expense related to these shares during the nine months ended January 27, 2018.

7.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period.  Diluted net income (loss) per share is calculated after adjusting the denominator of the basic net income (loss) per share calculation for the effect of all potentially dilutive stock compensation awards outstanding during the period.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Numerator - Net Income (Loss)	$(24.3)	$23.7	$20.4	$69.7
Denominator:
Denominator for Basic Net Income (Loss) per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Awards	37,292,934	37,217,302	37,275,041	37,297,757
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	—	253,351	385,979	180,210
Denominator for Diluted Net Income (Loss) per Share	37,292,934	37,470,653	37,661,020	37,477,967

Net Income (Loss) per Share:
Basic	$(0.65)	$0.64	$0.54	$1.87
Diluted	$(0.65)	$0.63	$0.54	$1.86
For the three months ended January 27, 2018, potential dilutive shares have been excluded in the computation of diluted net loss per share, as the effect would have been anti-dilutive. For the nine months ended January 27, 2018, no options have been excluded in the computation of diluted net income per share because the average market price was greater than the exercise price for those periods. RSAs for 423,038 shares have been excluded in the computation of diluted net income per share for the nine months ended January 27, 2018, as these awards are contingent on the Company's full-year performance in fiscal 2020.
For the three and nine months ended January 28, 2017, options to purchase 115,836 shares have been excluded in the computation of diluted net income per share because the exercise price was greater than the average market price for those periods, and therefore, would have been anti-dilutive. RSAs for 822,000 shares have been excluded in the computation of diluted net income per share for the three and nine months ended January 28, 2017, as these awards are contingent on the Company's full-year performance in fiscal 2020.
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

The Power Products segment manufactures braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current low-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, computers, industrial, power conversion, military, telecommunications and transportation.

The Other segment is primarily made up of our medical device business, Dabir Surfaces, our surface support technology aimed at pressure injury prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures. Through fiscal 2017, the Other segment included our Active Energy Solutions business, which provided inverters, battery systems and insulated-gate bipolar transistor solutions. Due to market conditions, this business was shuttered at the end of fiscal 2017.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 29, 2017.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.
The tables below present information about our reportable segments.

	Three Months Ended January 27, 2018
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$187.7	$28.0	$15.2	$0.1	$(3.0)	$228.0
Transfers between Segments	(2.8)	(0.1)	—	—	2.9	—
Net Sales to Unaffiliated Customers	$184.9	$27.9	$15.2	$0.1	$(0.1)	$228.0

Income (Loss) from Operations	$39.4	$1.8	$3.0	$(2.3)	$(6.3)	$35.6
Interest Expense, Net						0.3
Other Income, Net						(3.8)
Income before Income Taxes						$39.1

	Three Months Ended January 28, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$152.7	$29.8	$15.4	$0.1	$(2.4)	$195.6
Transfers between Segments	(2.3)	—	—	—	2.3	—
Net Sales to Unaffiliated Customers	$150.4	$29.8	$15.4	$0.1	$(0.1)	$195.6

Income (Loss) from Operations	$36.9	$1.3	$3.2	$(3.3)	$(9.0)	$29.1
Interest Income, Net						(0.2)
Other Income, Net						(1.0)
Income before Income Taxes						$30.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

	Nine Months Ended January 27, 2018
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$535.4	$86.4	$44.9	$0.2	$(7.6)	$659.3
Transfers between Segments	(7.3)	(0.1)	(0.1)	—	7.5	—
Net Sales to Unaffiliated Customers	$528.1	$86.3	$44.8	$0.2	$(0.1)	$659.3

Income (Loss) from Operations	$118.1	$4.0	$9.3	$(8.1)	$(32.6)	$90.7
Interest Expense, Net						0.3
Other Income, Net						(2.6)
Income before Income Taxes						$93.0

	Nine Months Ended January 28, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$467.9	$95.6	$40.0	$2.1	$(8.9)	$596.7
Transfers between Segments	(6.3)	(0.7)	(0.1)	(1.9)	9.0	—
Net Sales to Unaffiliated Customers	$461.6	$94.9	$39.9	$0.2	$0.1	$596.7

Income (Loss) from Operations	$111.2	$(0.1)	$7.7	$(8.0)	$(26.0)	$84.8
Interest Income, Net						(0.3)
Other Income, Net						(2.9)
Income before Income Taxes						$88.0
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
Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of January 27, 2018, the matter remains in the pre-trial stage.
10.    PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $18.0 million and $15.5 million as of January 27, 2018 and April 29, 2017, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

customer contract. We had $7.6 million and $7.1 million at January 27, 2018 and April 29, 2017, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.
11.    DEBT
We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At January 27, 2018, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the nine months ended January 27, 2018, we had $70.0 million of borrowings and payments of $3.2 million, which includes interest of $1.2 million, under this credit facility. As of January 27, 2018, there were outstanding balances against the credit facility of $95.0 million. We believe the fair value approximates the carrying amount as of January 27, 2018.
Methode's newly acquired subsidiary, Pacific Insight, is party to two separate credit agreements, one with the Bank of Montreal and one with Roynat. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. currency. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of January 27, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
The credit agreement between Pacific Insight and Roynat has a maturity date of May 24, 2020 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the four-month period that Methode has owned Pacific Insight, we have had no borrowings and repayments of $0.2 million under this credit facility. As of January 27, 2018, there were outstanding balances against the credit facility of $3.8 million, of which $0.7 million is due within the next twelve months, and Pacific Insight was in compliance with the covenants of the agreement. We believe the fair value approximates the carrying amount as of January 27, 2018.
Excluding credit facilities, the Company also holds debt that was assumed in the acquisitions of Procoplast and Pacific Insight. As of January 27, 2018, Procoplast holds short-term debt totaling $2.1 million, with a weighted average interest rate of 1.09%. As of January 27, 2018, Procoplast holds long-term debt that consists of twelve notes totaling $17.8 million, with a weighted-average interest rate of 1.32% and maturities ranging from 2019 to 2031. Pacific Insight holds debt in the form of an interest-free loan from the Canadian government that matures in 2019. As of January 27, 2018, $0.1 million is classified as short-term and $0.1 million is classified as long-term.

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

•
Our Dabir Surface medical device products are emerging technologies. Our ability to successfully market and sell these products, and the timing of such sales, will depend on acceptance by the medical community and other potential customers.

•
Our long-term incentive plan could require significant adjustments to compensation expense in our condensed consolidated statements of operations if management changes its determinations on the probability of meeting certain performance levels. The adjustments could be material to the financial statements.

•	Our inability to effectively manage the timing, volume, quality and cost of new program launches could adversely affect our financial performance.

•	We are subject to continuing pressure to lower our prices.

•	We cannot guarantee that the newly acquired Pacific Insight and Procoplast businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

•	We may be required to recognize additional impairment charges on assets, such as goodwill, intangible assets and property, plant and equipment, which could be material to our financial statements.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	Any withdrawal from, or material modifications to, NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.

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

•
We currently have a significant amount of our cash located outside the U.S. and may be subject to any restrictions foreign governments may place on the expropriation of assets from such countries' jurisdictions.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 29, 2017 and Part II — Item 1A, Risk Factors of this Form 10-Q for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.
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

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company purchased no outstanding common stock during the three and nine months ended January 27, 2018, which leaves the total repurchased under the plan at 2,277,466 shares of outstanding common stock for $71.9 million. The plan expired on September 1, 2017.

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of January 27, 2018, the matter remains in the pre-trial stage.
We incurred Hetronic-related legal fees of $1.5 million and $1.6 million during the three months ended January 27, 2018 and January 28, 2017, respectively. For the nine months ended January 27, 2018 and January 28, 2017, we incurred Hetronic-related legal fees of $6.0 million and $8.2 million, respectively.
Long-Term Incentive Program (LTIP)
To date, our Compensation Committee has awarded 1,231,613 shares of common stock subject to performance-based restricted stock awards (“RSAs”) under our Long-Term Incentive Program (“LTIP”). The RSAs are earned based on the Company's earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) during the fiscal year ending May 2, 2020 (“fiscal 2020”). RSAs of 410,538 may be earned if threshold fiscal 2020 EBITDA of $198.9 million is achieved, 821,075 RSAs may be earned if target fiscal 2020 EBITDA of $221.0 million is achieved, and the full 1,231,613 RSAs may be earned if the maximum fiscal 2020 EBITDA of $243.1 million is achieved. If the fiscal 2020 EBITDA achieved is less than threshold fiscal 2020 EBITDA, then no shares will vest. If the fiscal 2020 EBITDA achieved falls between either threshold performance and target performance levels, or target performance and maximum performance levels, then shares will be issued on a prorated basis. Fiscal 2020 EBITDA will be adjusted to (i) exclude any EBITDA from acquisitions that close during the five-year period ending with fiscal 2020 that are not accretive in fiscal 2020, (ii) exclude the positive impact of EBITDA from acquisitions that close during fiscal 2019 or fiscal 2020 that are accretive in fiscal 2020 for purposes of determining fiscal 2020 EBITDA above the target level, and (iii) include the final four quarters of EBITDA from reporting unit divestitures that were approved by the Company's Board of Directors and close during the five-year period ending with fiscal 2020.

Per ASC 718 accounting guidance, management is required in each reporting period to determine the fiscal 2020 EBITDA level that is "probable" (70% confidence level) for which a performance condition will be achieved. Prior to the third quarter of fiscal 2018, the Company was recording the RSA compensation expense based on target performance. Given recent changes in our current expectations regarding our fiscal 2020 EBITDA estimates, management determined that it is not probable that the Company will meet the target level of performance for fiscal 2020. This is primarily due to the adverse timing of revenue as a result of hospital adoption patterns (initial care setting penetration and expansion) being slower and mo re gradual than originally planned for our Dabir Surfaces business. Based on the new expectations, the Company believes it is now probable that we will achieve the threshold level for our fiscal 2020 EBITDA. As a result, the Company recorded a reversal of RSA compensation expense relating to prior periods in both the three and nine months ended January 27, 2018 of $6.0 million, reflected in the selling and administrative expenses section of our statements of operations.
In future periods, if management makes a determination that exceeding the threshold level is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period. Such determination could be based on a number of factors, including an accretive acquisition or a favorable change in expectations regarding Dabir Surfaces’ fiscal 2020 revenues and resultant EBITDA. If management makes a determination that it is not probable the Company will meet the threshold level for fiscal 2020, a reversal of compensation expense will be recorded in that period.

Results of Operations for the Three Months Ended January 27, 2018 as Compared to the Three Months Ended January 28, 2017
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$228.0	$195.6	$32.4	16.6%

Cost of Products Sold	167.9	142.2	25.7	18.1%

Gross Profit	60.1	53.4	6.7	12.5%

Selling and Administrative Expenses	22.5	23.7	(1.2)	(5.1)%
Amortization of Intangibles	2.0	0.6	1.4	233.3%
Interest (Income) Expense, Net	0.3	(0.2)	0.5	N/M	*
Other Income, Net	(3.8)	(1.0)	(2.8)	N/M	*
Income Tax Expense	63.4	6.6	56.8	860.6%
Net Income (Loss)	$(24.3)	$23.7	$(48.0)	(202.5)%

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.6%	72.7%
Gross Margins	26.4%	27.3%
Selling and Administrative Expenses	9.9%	12.1%
Amortization of Intangibles	0.9%	0.3%
Interest (Income) Expense, Net	0.1%	(0.1)%
Other Income, Net	(1.7)%	(0.5)%
Income Tax Expense	27.8%	3.4%
Net Income (Loss)	(10.7)%	12.1%

* N/M equals non-meaningful
Net Sales.  Consolidated net sales increased $32.4 million, or 16.6%, to $228.0 million for the three months ended January 27, 2018, from $195.6 million for the three months ended January 28, 2017.  The Automotive segment net sales increased $34.5 million, or 22.9%, to $184.9 million for the third quarter of fiscal 2018, from $150.4 million for the third quarter of fiscal 2017. The Interface segment net sales decreased $1.9 million, or 6.4%, to $27.9 million for the third quarter of fiscal 2018, from $29.8 million for the third quarter of fiscal 2017. The Power Products segment net sales decreased $0.2 million, or 1.3%, to $15.2 million for the third quarter of fiscal 2018, compared to $15.4 million for the third quarter of fiscal 2017.  Translation of foreign operations' net sales for the three months ended January 27, 2018 increased reported net sales by $4.4 million, or 1.9%, due to average currency rate fluctuations in the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017, primarily due to the strengthening of the euro compared to the U.S. dollar.
Cost of Products Sold.  Consolidated cost of products sold increased $25.7 million, or 18.1%, to $167.9 million for the three months ended January 27, 2018, compared to $142.2 million for the three months ended January 28, 2017.  Consolidated cost of products sold as a percentage of net sales was 73.6% for the third quarter of fiscal 2018, compared to 72.7% for the third quarter of fiscal 2017.  The Automotive segment cost of products sold as a percentage of net sales increased primarily due to the unfavorable currency impact due to the strengthening of the Mexican peso during the period as compared to the U.S. dollar, warranty expense of $1.0 million, and pricing reductions on certain products. The Interface segment cost of products sold as a percentage of net sales was favorably impacted in the third quarter of fiscal 2018 by increased sales volumes of radio remote control products. This was partially offset by an unfavorable currency impact for appliance products due to the strengthening of the Mexican peso as compared to the U.S. dollar. The Power Products segment cost of products sold as a percentage of net sales increased primarily due to increased copper prices. The Other segment cost of products sold decreased primarily due to the battery systems business that closed at the end of fiscal 2017, partially offset with higher research and development initiatives for the medical devices business.
Gross Profit.  Consolidated gross profit increased $6.7 million, or 12.5%, to $60.1 million for the three months ended January 27, 2018, as compared to $53.4 million for the three months ended January 28, 2017.  Gross margins as a percentage of net sales decreased to 26.4% for the three months ended January 27, 2018, compared to 27.3% for the three months ended January 28, 2017.  The Automotive segment gross margins as a percentage of net sales were negatively impacted by sales mix related to our newly acquired businesses, warranty expense of $1.0 million, unfavorable currency impact and pricing reductions. The Interface segment gross margins were unfavorably impacted in the third quarter of fiscal 2018 by pricing reductions on certain data solution products and an unfavorable currency impact for appliance products due to the strengthening of the Mexican peso as compared to the U.S. dollar. This was partially offset by increased sales volumes of radio remote control products. The Power Product segment gross margins as a percentage of sales decreased primarily due the increased cost of copper. The Other segment gross profit was positively impacted due to the battery systems business that closed at the end of fiscal 2017, partially offset by increased research and development cost initiatives in our medical devices business.
Selling and Administrative Expenses.  Selling and administrative expenses decreased by $1.2 million, or 5.1%, to $22.5 million for the three months ended January 27, 2018, compared to $23.7 million for the three months ended January 28, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 9.9% for the three months ended January 27, 2018 from 12.1% for the three months ended January 28, 2017. The stock award amortization for the three months ended January 27, 2018, was a net reversal of expense of $3.8 million, which includes a reversal of expense of $6.0 million relating to prior periods (See Footnote 6 for more information). The stock award amortization expense for the three months ended January 28, 2017 was $2.7 million. The third quarter of fiscal 2017 included $0.8 million of selling and administrative expenses from businesses that were closed at the end of fiscal 2017. Aside from the discrete items mentioned above, the third quarter of fiscal 2018 also includes $3.7 million of selling and administrative expenses from our newly acquired businesses, as well as higher wages and travel expenses of $1.6 million and $0.4 million, respectively.
Amortization of Intangibles.  Amortization of intangibles increased $1.4 million, or 233.3%, to $2.0 million for the three months ended January 27, 2018, compared to $0.6 million for the three months ended January 28, 2017. The increase is due to the amortization expense related to our newly acquired businesses.
Interest (Income) Expense, Net.  Interest (income) expense, net was an expense of $0.3 million for the three months ended January 27, 2018, as compared to income of $0.2 million for the three months ended January 28, 2017. The increase in expense primarily relates to increased debt levels in the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017.
Other Income, Net. Other income, net was $3.8 million for the three months ended January 27, 2018, as compared to $1.0 million for the three months ended January 28, 2017. In the third quarter of fiscal 2018, the Company recorded a gain of $1.6 million related to the sale of exclusive rights for a licensing agreement. The third quarter of fiscal 2018 and the third quarter of fiscal 2017 includes $3.6 million and $1.5 million, respectively, for an international government grant for maintaining certain employment levels during those periods. All other amounts for both the third quarter of fiscal 2018 and the third quarter of fiscal 2017 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, euros and Chinese yuan, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense increased $56.8 million, or 860.6%, to $63.4 million for the three months ended January 27, 2018, compared to $6.6 million for the three months ended January 28, 2017.  The Company's effective tax rate increased to 162.1% in the third quarter of fiscal 2018, compared to 21.9% in the third quarter of fiscal 2017. The change in the effective tax rate was primarily due to the enactment of U.S. Tax Reform. Of the total income tax expense of $63.4 million recorded during the three months ended January 27, 2018, $56.8 million relates to U.S. Tax Reform. This can be further broken down into a provisional estimate of $52.6 million for a one-time repatriation tax and $4.2 million for the re-measurement of U.S. deferred tax assets in the consolidated financial statement. In addition, there were favorable discrete tax impacts primarily related to tax rate changes through the third quarter of fiscal 2018. For further details regarding the impacts of U.S. Tax Reform during the three months ended January 27, 2018, refer to Note 5, “Income Taxes.”
Net Income (Loss).  Net income (loss) was a loss of $24.3 million for the three months ended January 27, 2018, compared to income of $23.7 million for the three months ended January 28, 2017. Net income was unfavorably impacted by increased tax expense due to the enactment of U.S. Tax Reform, higher intangible asset amortization, higher warranty expense, customer pricing reductions, higher wages and higher interest expenses. These were partially offset with the reversal of expense for stock award amortization related to our long-term incentive program, increased government grants, increased sales volumes and net income from our new acquisitions and the gain on the sale of a licensing agreement.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$184.9	$150.4	$34.5	22.9%

Cost of Products Sold	133.4	105.6	27.8	26.3%

Gross Profit	51.5	44.8	6.7	15.0%

Selling and Administrative Expenses	12.1	7.9	4.2	53.2%

Income from Operations	$39.4	$36.9	$2.5	6.8%

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	72.1%	70.2%
Gross Margins	27.9%	29.8%
Selling and Administrative Expenses	6.5%	5.3%
Income from Operations	21.3%	24.5%
Net Sales.  Automotive segment net sales increased $34.5 million, or 22.9%, to $184.9 million for the three months ended January 27, 2018, from $150.4 million for the three months ended January 28, 2017.  Net sales increased in North America by $18.2 million, or 21.6%, to $102.6 million in the third quarter of fiscal 2018, compared to $84.4 million in the third quarter of fiscal 2017. North American Automotive sales in the third quarter of fiscal 2018 include $22.0 million from Pacific Insight, which was acquired in the second quarter of fiscal 2018. Other North American sales decreased for our integrated center stack products due primarily to pricing reductions. Sales for our transmission lead-frame assemblies decreased due to pricing reductions and lower sales volumes in the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. Sales of our user interface assemblies products increased primarily due to new program launches in fiscal 2018. Net sales in Europe increased $19.0 million, or 53.1%, to $54.8 million in the third quarter of fiscal 2018, compared to $35.8 million in the third quarter of fiscal 2017. The increase in European sales includes $8.5 million from our newly acquired business, Procoplast, which was acquired in the first quarter of fiscal 2018. Other European sales increased primarily due to increased customer funded tooling and design fees, favorable currency rate fluctuations and higher sales volumes of hidden switches and sensor products. Net sales in Asia decreased $2.7 million, or 8.9%, to $27.5 million in the third quarter of fiscal 2018, compared to $30.2 million in the third quarter of fiscal 2017, primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. In addition, sales volumes for steering angle sensor products were lower, as the products approach end of production. Translation of foreign operations' net sales for the three months ended January 27, 2018 increased reported net sales by $4.4 million, or 2.4%, due to average currency rates in the third quarter of fiscal 2018, compared to the average currency rates in the third quarter of fiscal 2017, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $27.8 million, or 26.3%, to $133.4 million for the three months ended January 27, 2018, compared to $105.6 million for the three months ended January 28, 2017.  The Automotive segment cost of products sold as a percentage of net sales increased to 72.1% in the third quarter of fiscal 2018, compared to 70.2% in the third quarter of fiscal 2017.  The cost of products sold as a percentage of net sales increased primarily due to the strengthening of the Mexican peso during the period as compared to the U.S. dollar, warranty expense of $1.0 million and pricing reductions on certain products.

Gross Profit.  Automotive segment gross profit increased $6.7 million, or 15.0%, to $51.5 million for the three months ended January 27, 2018, as compared to $44.8 million for the three months ended January 28, 2017.  The Automotive segment gross margins as a percentage of net sales decreased to 27.9% for the three months ended January 27, 2018, as compared to 29.8% for the three months ended January 28, 2017.  Gross margins as a percentage of net sales were negatively impacted by sales mix related to our newly acquired businesses, warranty expense of $1.0 million and pricing reductions.
Selling and Administrative Expenses.  Selling and administrative expenses increased $4.2 million, or 53.2%, to $12.1 million for the three months ended January 27, 2018, as compared to $7.9 million for the three months ended January 28, 2017.  Selling and administrative expenses as a percentage of net sales increased to 6.5% for the three months ended January 27, 2018, from 5.3% for the three months ended January 28, 2017. The amounts for the third quarter of fiscal 2018 include $5.1 million related to our newly acquired businesses. The $5.1 million includes $1.4 million of intangible asset amortization expense. Excluding the activity from our newly acquired businesses, expenses decreased $1.2 million due to the reduction in stock award amortization expense for our long-term incentive program, partially offset with increased wages of $0.3 million.
Income from Operations.  Automotive segment income from operations increased $2.5 million, or 6.8%, to $39.4 million for the three months ended January 27, 2018, compared to $36.9 million for the three months ended January 28, 2017. Income from operations for the third quarter of fiscal 2018 increased due to sales and income from operations from our newly acquired businesses and the reversal of the long-term incentive expense, partially offset with increased intangible asset amortization expense, increased warranty expense, pricing reductions and the strengthening of the Mexican peso as compared to the U.S. dollar.
Interface Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$27.9	$29.8	$(1.9)	(6.4)%

Cost of Products Sold	21.8	23.0	(1.2)	(5.2)%

Gross Profit	6.1	6.8	(0.7)	(10.3)%

Selling and Administrative Expenses	4.3	5.5	(1.2)	(21.8)%

Income from Operations	$1.8	$1.3	$0.5	38.5%

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	78.1%	77.2%
Gross Margins	21.9%	22.8%
Selling and Administrative Expenses	15.4%	18.5%
Income from Operations	6.5%	4.4%
Net Sales.  Interface segment net sales decreased $1.9 million, or 6.4%, to $27.9 million for the three months ended January 27, 2018, from $29.8 million for the three months ended January 28, 2017.  Net sales decreased in North America by $1.5 million, or 6.7%, to $21.0 million in the third quarter of fiscal 2018, compared to $22.5 million in the third quarter of fiscal 2017. North American net sales decreased by $3.1 million due to our Connectivity business. The Company exited this business at the end of fiscal 2017 due to adverse business conditions. Excluding the $3.1 million of lower net sales for Connectivity, North American sales increased by $1.6 million due to increased sales volumes of radio remote control and data solutions products. Sales of North American appliance products were flat in the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. Net sales in Europe were flat at $6.3 million in the third quarter of fiscal 2018 and the third quarter of fiscal 2017. Sales of radio remote control products increased, however, the increase was offset with lower data solution products. Net sales in Asia decreased $0.4 million, or 40.0%, to $0.6 million in the third quarter of fiscal 2018, compared to $1.0 million in the third quarter of fiscal 2017, primarily due to lower sales volumes of legacy products.

Cost of Products Sold.  Interface segment cost of products sold decreased $1.2 million, or 5.2%, to $21.8 million for the three months ended January 27, 2018, compared to $23.0 million for the three months ended January 28, 2017.  Interface segment cost of products sold as a percentage of net sales increased to 78.1% for the three months ended January 27, 2018, compared to 77.2% for the three months ended January 28, 2017. Cost of products sold as a percentage of net sales was unfavorably impacted in the third quarter of fiscal 2018 by an unfavorable currency impact for appliance products due to the strengthening of the Mexican peso as compared to the U.S. dollar. This was partially offset by increased sales volumes of radio remote control products.
Gross Profit.  Interface segment gross profit decreased $0.7 million, or 10.3%, to $6.1 million for the three months ended January 27, 2018, compared to $6.8 million for the three months ended January 28, 2017.  Gross margins as a percentage of net sales decreased to 21.9% for the three months ended January 27, 2018, compared to 22.8% for the three months ended January 28, 2017.  Gross margins were negatively impacted in the third quarter of fiscal 2018 by pricing reductions on certain data solution products and an unfavorable currency impact for appliance products due to the strengthening of the Mexican peso as compared to the U.S. dollar. This was partially offset by increased sales volumes of radio remote control products.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.2 million, or 21.8%, to $4.3 million for the three months ended January 27, 2018, compared to $5.5 million for the three months ended January 28, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 15.4% for the three months ended January 27, 2018, from 18.5% for the three months ended January 28, 2017. The third quarter of fiscal 2017 included $0.8 million of selling and administrative expenses for our Connectivity business that was shut down at the end of fiscal 2017 due to adverse business conditions. The third quarter of fiscal 2018 benefitted from the reversal of stock award amortization expense for our long-term incentive program and lower legal fees.
Income from Operations.  Interface segment income from operations increased $0.5 million, or 38.5%, to $1.8 million for the three months ended January 27, 2018, compared to $1.3 million for the three months ended January 28, 2017. Income from operations increased due primarily to lower legal fees and the reversal of long-term incentive expense, partially offset by lower sales volumes and an unfavorable currency impact on certain appliance products.
Power Products Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$15.2	$15.4	$(0.2)	(1.3)%

Cost of Products Sold	11.6	11.3	0.3	2.7%

Gross Profit	3.6	4.1	(0.5)	(12.2)%

Selling and Administrative Expenses	0.6	0.9	(0.3)	(33.3)%

Income from Operations	$3.0	$3.2	$(0.2)	(6.3)%

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	76.3%	73.4%
Gross Margins	23.7%	26.6%
Selling and Administrative Expenses	3.9%	5.8%
Income from Operations	19.7%	20.8%
Net Sales.  Power Products segment net sales decreased $0.2 million, or 1.3%, to $15.2 million for the three months ended January 27, 2018, compared to $15.4 million for the three months ended January 28, 2017.  Net sales decreased in North America by $0.5 million, or 8.8%, to $5.2 million in the third quarter of fiscal 2018, compared to $5.7 million in the third quarter of fiscal 2017, primarily due to lower sales volumes of PowerRail® and other busbar products. Net sales in Europe increased by $0.2 million, or 10.5%, to $2.1 million in the third quarter of fiscal 2018, compared to $1.9 million in the third quarter of fiscal 2017, primarily due to increased sales of our EPS connector program, partially offset by lower sales volumes of bypass switches. Net sales in Asia remained constant at $7.8 million in the third quarter of fiscal 2018 and the third quarter of fiscal 2017.
Cost of Products Sold.  Power Products segment cost of products sold increased $0.3 million, or 2.7%, to $11.6 million for the three months ended January 27, 2018, compared to $11.3 million for the three months ended January 28, 2017.  The Power Products segment cost of products sold as a percentage of net sales increased to 76.3% for the three months ended January 27, 2018, from 73.4% for the three months ended January 28, 2017.  The increase primarily relates to higher copper prices during the period.
Gross Profit.  Power Products segment gross profit decreased $0.5 million, or 12.2%, to $3.6 million in the third quarter of fiscal 2018, compared to $4.1 million in the third quarter of fiscal 2017.  Gross margins as a percentage of net sales decreased to 23.7% for the three months ended January 27, 2018, from 26.6% for the three months ended January 28, 2017. The decrease primarily relates to higher copper prices during the period.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.3 million, or 33.3%, to $0.6 million for the three months ended January 27, 2018, compared to $0.9 million for the three months ended January 28, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 3.9% for the three months ended January 27, 2018, from 5.8% for the three months ended January 28, 2017. Selling and administrative expenses decreased primarily due to the reversal of stock award amortization expense related to our long-term incentive program and lower bad debt expense.
Income From Operations.  Power Products segment income from operations decreased $0.2 million, or 6.3%, to $3.0 million for the three months ended January 27, 2018, compared to $3.2 million for the three months ended January 28, 2017. Income from operations decreased due primarily to lower sales volumes and unfavorable sales mix, partially offset with the reversal of the long-term incentive accrual and lower bad debt expense.
Other Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)
Net Sales	$0.1	$0.1	$—

Cost of Products Sold	0.8	1.7	(0.9)

Gross Profit	(0.7)	(1.6)	0.9

Selling and Administrative Expenses	1.6	1.7	(0.1)

Loss from Operations	$(2.3)	$(3.3)	$1.0
Net Sales.  The businesses in this segment, medical devices and inverters and battery systems, had minimal net sales in the third quarter of fiscal 2018 and the third quarter of fiscal 2017 due to newly launched products. The inverter and battery system business was closed at the end of fiscal 2017 due to adverse business conditions.
Cost of Products Sold.  Other segment cost of products sold was $0.8 million for the three months ended January 27, 2018, compared to $1.7 million for the three months ended January 28, 2017. The decrease primarily relates to the inverter and battery system business that was closed at the end of fiscal 2017. The decrease was partially offset by the vertical manufacturing integration of some key components in medical device products, and research efforts to expand the product offerings.
Gross Profit.  The Other segment gross profit was a loss of $0.7 million and $1.6 million for the three months ended January 27, 2018 and January 28, 2017, respectively.  The decreased loss primarily relates to the inverter and battery system business that was closed at the end of fiscal 2017. The decrease was partially offset by the vertical manufacturing integration of some key components in medical device products and research efforts to expand the product offerings.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.1 million, to $1.6 million for the three months ended January 27, 2018, compared to $1.7 million for the three months ended January 28, 2017. The third quarter of fiscal 2017 includes $0.2 million of selling and administrative expenses for our inverter and battery systems business, which was closed at the end of fiscal 2017. The increase in selling and administrative expenses for the third quarter of fiscal 2018 primarily relates to higher outside professional fees and marketing expenses related to new product introductions, partially offset by the reversal of stock award amortization expense for our long-term incentive program.
Loss From Operations  The Other segment loss from operations decreased $1.0 million, to $2.3 million for the three months ended January 27, 2018, compared to $3.3 million for the three months ended January 28, 2017. The decreased loss relates to lower selling and administrative expenses for the inverter and battery system business closed at the end of fiscal 2017, partially offset by higher outside professional fees, research and development and marketing expenses in the third quarter of fiscal 2018.

Results of Operations for the Nine Months Ended January 27, 2018 as Compared to the Nine Months Ended January 28, 2017
Consolidated Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$659.3	$596.7	$62.6	10.5%

Cost of Products Sold	481.6	433.7	47.9	11.0%

Gross Profit	177.7	163.0	14.7	9.0%

Selling and Administrative Expenses	83.3	76.4	6.9	9.0%
Amortization of Intangibles	3.7	1.8	1.9	105.6%
Interest (Income) Expense, Net	0.3	(0.3)	0.6	N/M	*
Other Income, Net	(2.6)	(2.9)	0.3	N/M	*
Income Tax Expense	72.6	18.3	54.3	296.7%
Net Income	$20.4	$69.7	$(49.3)	(70.7)%

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.0%	72.7%
Gross Margins	27.0%	27.3%
Selling and Administrative Expenses	12.6%	12.8%
Amortization of Intangibles	0.6%	0.3%
Interest (Income) Expense, Net	—%	(0.1)%
Other Income, Net	(0.4)%	(0.5)%
Income Tax Expense	11.0%	3.1%
Net Income	3.1%	11.7%

* N/M equals non-meaningful
Net Sales.  Consolidated net sales increased by $62.6 million, or 10.5%, to $659.3 million for the nine months ended January 27, 2018, from $596.7 million for the nine months ended January 28, 2017.  The Automotive segment net sales increased $66.5 million, or 14.4%, to $528.1 million for the nine months ended January 27, 2018, from $461.6 million for the nine months ended January 28, 2017.  The Interface segment net sales decreased $8.6 million, or 9.1%, to $86.3 million for the nine months ended January 27, 2018, compared to $94.9 million for the nine months ended January 28, 2017. The Power Products segment net sales increased $4.9 million, or 12.3%, to $44.8 million for the nine months ended January 27, 2018, compared to $39.9 million for the nine months ended January 28, 2017. Translation of foreign operations' net sales for the nine months ended January 27, 2018 increased net sales by $6.5 million, or 1.0%, compared to the average currency rates in the nine months ended January 28, 2017, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Consolidated cost of products sold increased $47.9 million, or 11.0%, to $481.6 million for the nine months ended January 27, 2018, compared to $433.7 million for the nine months ended January 28, 2017.  Consolidated cost of products sold as a percentage of net sales were consistent at 73.0% for both the nine months ended January 27, 2018 and January 28, 2017.  The Automotive segment cost of products sold for the first nine months of fiscal 2017 included $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. The Automotive segment costs of products sold as a percentage of net sales for the first nine months of fiscal 2018 increased primarily due to unfavorable sales mix related to our newly acquired businesses, warranty expense of $1.0 million, the inclusion of $0.8 million of purchase accounting adjustments related to our new acquisitions, pricing reductions on certain products and the unfavorable currency impact due to the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The Interface segment cost of products sold as a percentage of net sales decreased, primarily due to favorable sales mix, partially offset with lower sales volumes. The Power Products segment cost of products sold as a percentage of net sales increase primarily due to the higher cost of copper, partially offset by higher sales volumes. The Other segment experienced lower costs of products sold primarily due to a shuttered business which was closed at the end of fiscal 2017, partially offset with increased research and development initiatives for the medical devices business.
Gross Profit.  Consolidated gross profit increased $14.7 million, or 9.0%, to $177.7 million for the nine months ended January 27, 2018, as compared to $163.0 million for the nine months ended January 28, 2017.  Gross margins as a percentage of net sales decreased to 27.0% for nine months ended January 27, 2018, compared to 27.3% for the nine months ended January 28, 2017.  The Automotive segment gross margins as a percentage of net sales for the first nine months of fiscal 2017 were favorably impacted by $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. The gross margins as a percentage of net sales for the first nine months of fiscal 2018 were unfavorably impacted by unfavorable sales mix related to our new acquisitions, warranty expense of $1.0 million, $0.8 million of one-time purchase accounting adjustments and the unfavorable currency impact due to the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The Interface segment gross margins as a percentage of net sales for the first nine months of fiscal 2018 increased primarily due to favorable sales mix, partially offset with lower sales volumes and price reductions on certain products. The Power Products segment gross margins as a percentage of net sales decreased primarily due to the higher cost of copper, partially offset by higher sales volumes.
Selling and Administrative Expenses.  Selling and administrative expenses increased $6.9 million, or 9.0%, to $83.3 million for the nine months ended January 27, 2018, compared to $76.4 million for the nine months ended January 28, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 12.6% for the nine months ended January 27, 2018 from 12.8% for the nine months ended January 28, 2017. The first nine months of fiscal 2017 included $2.8 million of selling and administrative expenses from businesses that were closed at the end of fiscal 2017. The first nine months of fiscal 2018 includes $5.5 million of selling and administrative expenses from our newly acquired businesses. In addition, the first nine months of fiscal 2018 includes $6.0 million of fees related to the acquisitions. Selling and administrative expenses for the nine months ended January 27, 2018 also increased due to higher wages of $2.1 million and higher travel expense of $1.0 million. The stock award amortization for the nine months ended January 27, 2018, was an expense of $3.3 million, which includes a reversal of expense of $6.0 million relating to prior periods (See Note 6, "Common Stock and Stock-based Compensation"). The stock award amortization expense for the nine months ended January 28, 2017 was $9.5 million.
Amortization of Intangibles.  Amortization of intangibles increased $1.9 million, or 105.6%, to $3.7 million for the nine months ended January 27, 2018, compared to $1.8 million for the nine months ended January 28, 2017. The increase is due to the amortization expense related to our newly acquired businesses.
Interest (Income) Expense, Net.  Interest (income) expense, net was an expense of $0.3 million for the nine months ended January 27, 2018, compared to interest income of $0.3 million for the nine months ended January 28, 2017. This change is due to the increased debt levels during the period.
Other Income, Net. Other income, net decreased 0.3 million to $2.6 million for the nine months ended January 27, 2018, compared to $2.9 million for the nine months ended January 28, 2017. During the nine months ended January 27, 2018, the Company recorded a gain of $1.6 million related to the sale of exclusive rights for a licensing agreement. The first nine months of fiscal 2018 and the first nine months of fiscal 2017 include $3.6 million and $3.0 million, respectively, for an international government grant for maintaining certain employment levels during those periods. All other amounts for both the first nine months of fiscal 2018 and the first nine months of fiscal 2017 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense increased $54.3 million, or 296.7%, to $72.6 million for the nine months ended January 27, 2018, compared to $18.3 million for the nine months ended January 28, 2017.  The Company's effective tax rate increased to 78.1% for the nine months ended January 27, 2018, compared to 20.8% for the nine months ended January 28, 2017. The change in the effective tax rate was primarily due to the enactment of U.S. Tax Reform. Of the total income tax expense of $72.6 million recorded during the nine months ended January 27, 2018, $56.8 million relates to U.S. Tax Reform. This can be further broken down into a provisional estimate of $52.6 million for a one-time repatriation tax and $4.2 million for the re-measurement of U.S. deferred tax assets in the consolidated financial statement. In addition, there were favorable discrete tax impacts primarily related to tax rate changes through the first nine months of fiscal 2018. For further details, regarding the impacts of U.S. Tax Reform during the nine months ended January 27, 2018, refer to Note 5, “Income Taxes.”
Net Income.  Net income decreased $49.3 million, or 70.7%, to $20.4 million for the nine months ended January 27, 2018, compared to $69.7 million for the nine months ended January 28, 2017. Net income for the nine months ended January 27, 2018 was unfavorably impacted by increased tax expense due to the enactment of U.S. Tax Reform, higher intangible asset amortization, customer pricing reductions, acquisition fees and purchase accounting adjustments, increased research and development initiatives for the medical devices business, higher wages and higher interest expenses. These were partially offset by the reversal of expense for stock award amortization related to our long-term incentive program, increased government grants, increased sales volumes from our new acquisitions and the gain on the sale of a licensing agreement. Net income for the nine months ended January 28, 2017 was favorably impacted due to adjustments for commodity pricing and the reversal of accruals related to resolved customer commercial issues.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$528.1	$461.6	$66.5	14.4%

Cost of Products Sold	377.9	325.5	52.4	16.1%

Gross Profit	150.2	136.1	14.1	10.4%

Selling and Administrative Expenses	32.1	24.9	7.2	28.9%

Income from Operations	$118.1	$111.2	$6.9	6.2%

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	71.6%	70.5%
Gross Margins	28.4%	29.5%
Selling and Administrative Expenses	6.1%	5.4%
Income from Operations	22.4%	24.1%
Net Sales.  Automotive segment net sales increased $66.5 million, or 14.4%, to $528.1 million for the nine months ended January 27, 2018, from $461.6 million for the nine months ended January 28, 2017.  Net sales increased in North America by $28.5 million, or 10.5%, to $299.0 million for the nine months ended January 27, 2018, compared to $270.5 million for the nine months ended January 28, 2017. North American Automotive sales included $29.0 million from our newly acquired business, Pacific Insight, which was acquired in the second quarter of fiscal 2018. Other North American sales increased for our user interface assemblies due to new program launches in fiscal 2018. Sales declined for our integrated center stack products primarily due to pricing reductions, partially offset by higher sales volumes. Sales for our transmission lead-frame assemblies decreased due to a combination of pricing reductions and lower sales volumes in the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017. Net sales increased in Europe by $45.3 million, or 41.6%, to $154.1 million for the nine months ended January 27, 2018, compared to $108.8 million for the nine months ended January 28, 2017. The increase in the European sales includes $17.6 million from our newly acquired business, Procoplast, which was acquired in the first quarter of fiscal 2018. Other European sales increased primarily due to increased customer funded tooling and design fees, favorable currency rate fluctuations and higher sales volumes of hidden switches and sensor products. Net sales in Asia decreased $7.3 million, or 8.9%, to $75.0 million for the nine months ended January 27, 2018, compared to $82.3 million for the nine months ended January 28, 2017, primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. We also experienced lower sales volumes for our steering angle sensor products, as the products approach end of production. Translation of foreign operations' net sales increased reported net sales by $6.5 million, or 1.2%, for the nine months ended January 27, 2018, compared to the average currency rates for the nine months ended January 28, 2017, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $52.4 million, or 16.1%, to $377.9 million for the nine months ended January 27, 2018, from $325.5 million for the nine months ended January 28, 2017.  The Automotive segment cost of products sold as a percentage of net sales increased to 71.6% for the nine months ended January 27, 2018, compared to 70.5% for the nine months ended January 28, 2017.  The cost of products sold as a percentage of sales increased primarily due to unfavorable sales mix related to our newly acquired businesses, warranty expense of $1.0 million, the inclusion of $0.8 million of purchase accounting adjustments related to our new acquisitions, pricing reductions on certain products and the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The results for the first nine months of fiscal 2017 include a favorable $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.
Gross Profit.  Automotive segment gross profit increased $14.1 million, or 10.4%, to $150.2 million for the nine months ended January 27, 2018, as compared to $136.1 million for the nine months ended January 28, 2017.  The Automotive segment gross margins as a percentage of net sales decreased to 28.4% for the nine months ended January 27, 2018, as compared to 29.5% for the nine months ended January 28, 2017.  Gross margins as a percentage of net sales decreased primarily due to unfavorable sales mix related to our newly acquired businesses, warranty expense of $1.0 million, the inclusion of $0.8 million of purchase accounting adjustments related to our new acquisitions, pricing reductions on certain products and the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The results for the first nine months of fiscal 2017 include a favorable $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.
Selling and Administrative Expenses.  Selling and administrative expenses increased $7.2 million, or 28.9%, to $32.1 million for the nine months ended January 27, 2018, compared to $24.9 million for the nine months ended January 28, 2017.  Selling and administrative expenses as a percentage of net sales were 6.1% for the nine months ended January 27, 2018, compared to 5.4% for the nine months ended January 28, 2017. The amounts for the first nine months of fiscal 2018 include $7.5 million related to our newly acquired businesses. The $7.5 million includes $2.0 million of intangible asset amortization expense. Excluding the activity from our newly acquired businesses, selling and administrative expenses decreased $0.3 million due to the reversal of stock award amortization expense for our long-term incentive program, partially offset with increased severance and travel expense.
Income from Operations.  Automotive segment income from operations increased $6.9 million, or 6.2%, to $118.1 million for the nine months ended January 27, 2018, compared to $111.2 million for the nine months ended January 28, 2017. Income from operations for the first nine months of fiscal 2018 increased due to sales and income from operations from our newly acquired businesses and the reversal of the stock award amortization expense, partially offset with increased warranty expense, pricing reductions, the strengthening of the Mexican peso as compared to the U.S. dollar, higher intangible asset amortization expense and higher severance and travel expenses. Net income for the nine months ended January 28, 2017 was favorably impacted due to adjustments for commodity pricing and the reversal of accruals related to resolved customer commercial issues.

Interface Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$86.3	$94.9	$(8.6)	(9.1)%

Cost of Products Sold	67.4	74.4	(7.0)	(9.4)%

Gross Profit	18.9	20.5	(1.6)	(7.8)%

Selling and Administrative Expenses	14.9	20.6	(5.7)	(27.7)%

Income (Loss) from Operations	$4.0	$(0.1)	$4.1	N/M	*

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	78.1%	78.4%
Gross Margins	21.9%	21.6%
Selling and Administrative Expenses	17.3%	21.7%
Income (Loss) from Operations	4.6%	(0.1)%

* N/M equals non-meaningful
Net Sales.  Interface segment net sales decreased $8.6 million, or 9.1%, to $86.3 million for the nine months ended January 27, 2018, from $94.9 million for the nine months ended January 28, 2017.  Net sales decreased in North America by $9.3 million, or 12.7%, to $64.2 million for the nine months ended January 27, 2018, compared to $73.5 million for the nine months ended January 28, 2017. North American net sales decreased by $11.5 million due to our Connectivity business. The Company exited this business at the end of fiscal 2017 due to adverse business conditions. Excluding the $11.5 million of lower sales for Connectivity, North American sales increased by $2.2 million due to increased sales volumes of radio remote control and data solutions products. Net sales in Europe increased $1.9 million, or 10.3%, to $20.4 million for the nine months ended January 27, 2018 compared to $18.5 million for the nine months ended January 28, 2017, primarily due to higher sales volumes of radio remote control products, partially offset with lower sales volumes and price reductions on certain of our data solutions products. Net sales in Asia decreased $1.2 million, or 41.4%, to $1.7 million for the nine months ended January 27, 2018, compared to $2.9 million for the nine months ended January 28, 2017, primarily due to lower sales volumes of legacy products.
Cost of Products Sold.  Interface segment cost of products sold decreased $7.0 million, or 9.4%, to $67.4 million for the nine months ended January 27, 2018, compared to $74.4 million for the nine months ended January 28, 2017.  Interface segment cost of products sold as a percentage of net sales decreased to 78.1% for the nine months ended January 27, 2018, compared to 78.4% for the nine months ended January 28, 2017.  The decrease is primarily due to favorable sales mix, partially offset with lower sales volumes. The lower sales volumes are primarily from our Connectivity business unit, which was closed at the end of fiscal 2017.
Gross Profit.  Interface segment gross profit decreased $1.6 million, or 7.8%, to $18.9 million for the nine months ended January 27, 2018, compared to $20.5 million for the nine months ended January 28, 2017.  Gross margins as a percentage of net sales increased to 21.9% for the nine months ended January 27, 2018, from 21.6% for the nine months ended January 28, 2017.  The increase is primarily due to favorable sales mix, partially offset with lower sales volumes and price reductions on certain products. The lower sales volumes are primarily from our Connectivity business unit that was closed at the end of fiscal 2017.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $5.7 million, or 27.7%, to $14.9 million for the nine months ended January 27, 2018, compared to $20.6 million for the nine months ended January 28, 2017.

Selling and administrative expenses as a percentage of net sales decreased to 17.3% for the nine months ended January 27, 2018, from 21.7% for the nine months ended January 28, 2017. The first nine months of fiscal 2017 included $2.7 million of selling and administrative expenses for our Connectivity business. Excluding the lower expenses related to the Connectivity business, the first nine months of fiscal 2018 benefitted from lower legal expenses and the reversal of stock award amortization expense for our long-term incentive program.
Income (Loss) from Operations.  Interface segment income (loss) from operations was income of $4.0 million for the nine months ended January 27, 2018, compared to a loss of $0.1 million for the nine months ended January 28, 2017, primarily due to lower expenses related to the Connectivity business, lower legal expenses, the reversal of stock award amortization expense for our long-term incentive program and a favorable sales mix, partially offset with lower sales volumes.
Power Products Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$44.8	$39.9	$4.9	12.3%

Cost of Products Sold	33.2	29.4	3.8	12.9%

Gross Profit	11.6	10.5	1.1	10.5%

Selling and Administrative Expenses	2.3	2.8	(0.5)	(17.9)%

Income from Operations	$9.3	$7.7	$1.6	20.8%

Percent of sales:	January 27, 2018	January 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	74.1%	73.7%
Gross Margins	25.9%	26.3%
Selling and Administrative Expenses	5.1%	7.0%
Income from Operations	20.8%	19.3%
Net Sales.  Power Products segment net sales increased $4.9 million, or 12.3%, to $44.8 million for the nine months ended January 27, 2018, compared to $39.9 million for the nine months ended January 28, 2017.  Net sales decreased in North America by $0.5 million, or 2.9%, to $16.8 million for the nine months of fiscal 2018, compared to $18.3 million for first nine months of fiscal 2017. Net sales in Europe increased $4.0 million, or 93.0%, to $8.3 million for the nine months ended January 27, 2018, compared to $4.3 million for the nine months ended January 28, 2017, primarily due to higher sales volumes of bypass switches. Net sales in Asia increased $1.3 million, or 7.1%, to $19.6 million for the nine months ended January 27, 2018, compared to $18.3 million for the nine months ended January 28, 2017, due to higher sales volumes of busbar products.
Cost of Products Sold.  Power Products segment cost of products sold increased $3.8 million, or 12.9%, to $33.2 million for the nine months ended January 27, 2018, compared to $29.4 million for the nine months ended January 28, 2017.  The Power Products segment cost of products sold as a percentage of net sales increased to 74.1% for the nine months ended January 27, 2018, from 73.7% for the nine months ended January 28, 2017.  The increase primarily relates to the higher cost of copper, partially offset by higher sales volumes.
Gross Profit.  Power Products segment gross profit increased $1.1 million, or 10.5%, to $11.6 million for the nine months ended January 27, 2018, compared to $10.5 million for the nine months ended January 28, 2017.  Gross margins as a percentage of net sales decreased to 25.9% for the nine months ended January 27, 2018 from 26.3% for the nine months ended January 28, 2017. The decrease primarily relates to the higher cost of copper, partially offset by higher sales volumes.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.5 million, or 17.9%, to $2.3 million for the nine months ended January 27, 2018, compared to $2.8 million for the six months ended January 28, 2017.

Selling and administrative expenses as a percentage of net sales decreased to 5.1% for the nine months ended January 27, 2018 from 7.0% for the nine months ended January 28, 2017, due to the reversal of stock award amortization expense for our long-term incentive program and lower legal expenses.
Income From Operations.  Power Products segment income from operations increased $1.6 million, or 20.8%, to $9.3 million for the nine months ended January 27, 2018, compared to $7.7 million for the nine months ended January 28, 2017, due primarily to increased sales volumes, the reversal of stock award amortization expense for our long-term incentive program and lower legal expenses, partially offset with the higher cost of copper.
Other Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 27, 2018	January 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$0.2	$0.2	$—	—%

Cost of Products Sold	2.4	3.8	(1.4)	(36.8)%

Gross Profit	(2.2)	(3.6)	1.4	(38.9)%

Selling and Administrative Expenses	5.9	4.4	1.5	34.1%

Loss from Operations	$(8.1)	$(8.0)	$(0.1)	1.3%
Net Sales.  The businesses in this segment were medical devices and inverters and battery systems. The inverters and battery systems business was shuttered at the end of fiscal 2017 due to adverse business conditions. Both businesses had minimal net sales in the nine months ended January 27, 2018 and January 28, 2017, respectively, due to newly launched products.
Cost of Products Sold.  Other segment cost of products sold was $2.4 million for the nine months ended January 27, 2018, compared to $3.8 million for the nine months ended January 28, 2017. The decrease primarily relates to the shuttered business that was closed at the end of fiscal 2017. The decrease was partially offset by the vertical manufacturing integration of some key components in medical device products and research efforts to expand the product offerings.
Gross Profit.  The Other segment gross profit was a loss of $2.2 million and $3.6 million for the nine months ended January 27, 2018 and January 28, 2017, respectively. The decreased loss primarily relates to the shuttered business, partially offset with increased research and development initiatives for medical devices.
Selling and Administrative Expenses.  Selling and administrative expenses increased $1.5 million, or 34.1%, to $5.9 million for the nine months ended January 27, 2018, compared to $4.4 million for the nine months ended January 28, 2017. The first nine months fiscal 2017 includes $0.3 million of selling and administrative expenses for our inverter and battery systems business, which was closed at the end of fiscal 2017. The increase in the first nine months of fiscal 2018 is primarily due to higher investment in sales and marketing, clinical resources and professional services in our medical device business, partially offset with lower selling and administrative expenses related to the shuttered business.
Loss From Operations  The Other segment loss from operations increased $0.1 million to $8.1 million for the nine months ended January 27, 2018, compared to $8.0 million for the nine months ended January 28, 2017.  The increased loss relates to higher outside professional fees, research and development and marketing expenses in the first nine months of fiscal 2018, partially offset by lower selling and administrative expenses for the inverter and battery system business closed at the end of fiscal 2017.

Liquidity and Capital Resources
We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $304.0 million of cash and cash equivalents as of January 27, 2018, $299.9 million was held in subsidiaries outside the U.S. and all of this amount is deemed to be permanently reinvested.
We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At January 27, 2018, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the nine months ended January 27, 2018, we had $70.0 million of borrowings and payments of $3.2 million, which includes interest of $1.2 million, under this credit facility. As of January 27, 2018, there were outstanding balances against the credit facility of $95.0 million.
Methode's newly acquired subsidiary, Pacific Insight, is party to two separate credit agreements, one with the Bank of Montreal and one with Roynat. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. currency. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of January 27, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
The credit agreement between Pacific Insight and Roynat has a maturity date of May 24, 2020 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the four-month period that Methode has owned Pacific Insight, we have had no borrowings and repayments of $0.2 million under this credit facility. As of January 27, 2018, there were outstanding balances against the credit facility of $3.8 million, of which $0.7 million is due within the next twelve months, and Pacific Insight was in compliance with the covenants of the agreement. We believe the fair value approximates the carrying amount as of January 27, 2018.
Excluding credit facilities, the Company also holds debt that was assumed in the acquisitions of Procoplast and Pacific Insight. As of January 27, 2018, Procoplast holds short-term debt totaling $2.1 million, with a weighted average interest rate of 1.09%. As of January 27, 2018, Procoplast holds long-term debt that consists of twelve notes totaling $17.8 million, with a weighted-average interest rate of 1.32% and maturities ranging from 2019 to 2031. Pacific Insight holds debt in the form of an interest-free loan from the Canadian government that matures in 2019. As of January 27, 2018, $0.1 million is classified as short-term and $0.1 million is classified as long-term.
Cash Flow - Operating Activities
Net cash provided by operating activities decreased $19.6 million to $87.1 million for the nine months ended January 27, 2018, compared to $106.7 million for the nine months ended January 28, 2017, primarily due to a decrease in our net income, adjusted for depreciation, amortization, deferred tax expense, stock-based compensation and the provision for bad debt, partially offset by the changes in operating assets and liabilities. The change in deferred tax expense resulted from the re-measurement of deferred tax assets due to the enactment of U.S. Tax Reform. For the nine months ended January 27, 2018, net changes in operating assets and liabilities resulted in cash provided of $55.5 million, primarily due to an increase in accounts payable and other expenses, a decrease in prepaid expenses and other assets and the timing of receivable collections, partially offset by an increase in inventory levels. The change in accounts payable and other expenses was driven by the enactment of U.S. Tax Reform, specifically from the deemed repatriation of foreign earnings. Any taxes stemming from the deemed repatriation of foreign earnings are payable over an eight-year period. For the nine months ended January 28, 2017, net changes in operating assets and liabilities resulted in cash provided of $9.6 million, primarily due to the timing of receivable collections and a decrease in inventory levels, partially offset by an increase in prepaid expenses and a decrease in accounts payable.

Cash Flow - Investing Activities
Net cash used in investing activities was $165.0 million for the nine months ended January 27, 2018, compared to $13.2 million for the nine months ended January 28, 2017, due primarily to the acquisition of Pacific Insight for $107.7 million, net of cash received, the purchase of property, plant and equipment for $34.7 million and the acquisition of Procoplast for $22.2 million, net of cash received.
Cash Flow - Financing Activities
Net cash provided by financing activities increased $95.6 million to $57.6 million for the nine months ended January 27, 2018, compared to net cash used of $38.0 million for the nine months ended January 28, 2017.  During the nine months ended January 27, 2018, the Company had borrowings against credit facilities of $70.0 million, compared to no borrowings during the nine months ended January 28, 2017. During the nine months ended January 27, 2018, the Company had repayments of borrowings against credit facilities of $2.2 million, compared to $20.0 million during the nine months ended January 28, 2017. We paid dividends of $10.6 million and $10.3 million in the nine months ended January 27, 2018 and January 28, 2017, respectively. The Company had no repurchases of common stock during the nine months ended January 27, 2018, compared to paying $9.8 million for the repurchase of common stock during the nine months ended January 28, 2017. The first nine months of fiscal 2018 included $0.3 million of taxes paid related to net share settlement of equity awards, compared to $1.1 million during the first nine months of fiscal 2017. There were $0.2 million of proceeds from the exercise of stock options in the first nine months of fiscal 2018 and $2.7 million in the first nine months of fiscal 2017. The first nine months of fiscal 2017 included $0.5 million of excess tax benefit on equity shares issued and on stock options exercised during that period. Pursuant to the adoption of ASU No. 2016-09 on April 30, 2017, going forward the Company will no longer separately report the tax benefit on equity shares issued and stock option exercises as a separate line item in the financing activities section of the condensed consolidated statements of cash flows. That activity will now run through the operating activities section of the condensed consolidated statements of cash flows as a change in operating assets and liabilities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3.  Quantitative And Qualitative Disclosures About Market Risk
Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $5.1 million as of January 27, 2018 and $13.1 million as of April 29, 2017.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $61.9 million at January 27, 2018 and $41.1 million at April 29, 2017.
We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreements, under which we had $98.8 million of net borrowings at January 27, 2018, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2018 based upon our current and expected levels of debt.
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

There have been no changes in our internal control over financial reporting during the quarter ended January 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our long-term incentive plan could require significant adjustments to compensation expense in our condensed consolidated statements of operations if management changes its determinations on the probability of meeting certain performance levels. The adjustments could be material to the financial statements.
In the third quarter of fiscal 2018, management determined that it is not probable that the Company will meet the target level of performance for fiscal 2020 under its long-term incentive plan. Based on the new expectations, the Company believes it is now probable that it will achieve the threshold level for our fiscal 2020 EBITDA. As a result, the Company recorded a reversal of RSA compensation expense relating to prior periods of $6.0 million.
In future periods, if management makes a determination that exceeding the threshold level is probable for fiscal 2020, a catch-up adjustment to compensation expense will be recorded in that period, which could be material to the financial statements. Such determination could be based on a number of factors, including an accretive acquisition or a favorable change in expectations regarding Dabir Surfaces’ fiscal 2020 revenues and resultant EBITDA.

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

METHODE ELECTRONICS, INC.

		By:	/s/ John R. Hrudicka
John R. Hrudicka
Chief Financial Officer
(principal financial officer)

Dated:	March 1, 2018