Form 10-K
period 2018-04-28
METHODE ELECTRONICS INC
filed 2018-06-21
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2018
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 28, 2017, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange, was $1.5 billion.

Registrant had 37,005,449 shares of common stock, $0.50 par value, outstanding as of June 19, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders' meeting to be held September 13, 2018 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K
April 28, 2018

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; Monterrey and Fresnillo, Mexico; and Nelson, British Columbia, Canada. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies.  Our corporate headquarters is located in Chicago, Illinois. Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.

We maintain our financial records on the basis of a fifty-two or fifty-three week fiscal year ending on the Saturday closest to April 30. Fiscal 2018, fiscal 2017 and fiscal 2016 all represented fifty-two weeks of results.

Segments.  Our business is managed, and our financial results are reported, on a segment basis, with those segments being Automotive, Interface, Power Products and Other.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile original equipment manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames, light-emitting diode ("LED") based lighting and sensors, which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, construction, consumer, material handling, medical, military, mining, point-of-sale and telecommunications markets.  Solutions include conductive polymers, industrial safety radio remote controls, optical and copper transceivers and solid-state field-effect consumer touch panels.  Services include the design and installation of fiber-optic and copper infrastructure systems and manufacturing active and passive optical components. Through fiscal 2018, the interface segment included our Methode Development Company business, which provided conductive ink products for the automotive market. The business was shuttered at the end of fiscal 2018 due to a management-driven strategic change in direction. Through fiscal 2017, the Interface segment included our Connectivity business, which provided solutions for computer and networking markets, including connectors and custom cable assemblies. This business was shuttered at the end of fiscal 2017 due to market conditions.

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
Financial results by segment are summarized in Note 12 to our consolidated financial statements.

Sales.  The following table reflects the percentage of net sales of the segments of the Company for the last three fiscal years.

	Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Automotive	80.3%	77.5%	76.0%
Interface	12.7%	15.6%	17.4%
Power Products	7.0%	6.9%	6.6%
Other	—%	—%	—%

The majority of our sales activities are directed by sales managers who are supported by field application engineers and other engineering personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are sold through in-house sales staff and independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 12 to our consolidated financial statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

Sources and Availability of Materials.  The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, LED displays, plastic molding materials, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item. We normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. In fiscal 2018, the Company experienced increased costs for copper. We did not experience any significant price increases in fiscal 2017 or fiscal 2016. We experienced some lower costs for certain commodities, primarily the cost of resin-based products, in fiscal 2016.

Patents.  The Company has been granted a number of patents in the U.S., Europe and Asia and has additional domestic and international patent applications pending related to our products and manufacturing processes. The Company's existing patents expire on various dates from 2018 to 2036. The Company seeks patents in order to protect the Company's interest in certain products and technologies, including our TouchSensor, magnetic torque sensing, medical devices and high-power distribution products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality.  A significant portion of our business is dependent upon the automotive sales and vehicle production schedules of our customers.  The automotive market is cyclical and depends on general economic conditions, interest rates, fuel prices and consumer spending patterns.

Material Customers.  During the fiscal year ended April 28, 2018, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 43.3% and 12.3%, respectively, of consolidated net sales.  In general, these sales were for component parts used in particular vehicle models of the OEMs. Typically, our Ford and GM supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each Ford or GM part as identified by the customer part number. Each such Ford or GM blanket purchase order accounted for less than 10.0% of our fiscal 2018 consolidated net sales. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply Ford or GM the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both Ford and GM order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various Ford or GM plants and include information regarding part quantities and delivery specifications.

Backlog. Our backlog of orders was approximately $249.2 million on April 28, 2018, and $203.2 million on April 29, 2017.  We expect that most of the backlog at April 28, 2018 will be shipped within fiscal 2019.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of our costs of goods sold on the Company's Consolidated Statements of Income. Expenditures for such activities amounted to $37.9 million for fiscal 2018 and $27.8 million for both fiscal 2017 and fiscal 2016.

Environmental Matters.  Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position.  Currently, we do not have any material environmental-related lawsuits or material administrative proceedings pending against us.  Further information as to environmental matters affecting us is presented in Note 8 to our consolidated financial statements.

Employees.  At April 28, 2018 and April 29, 2017, we had 5,056 and 4,464 employees, respectively.  We also, from time to time, employ part-time employees and hire independent contractors.  Our employees from our Malta and Mexico facilities, which account for approximately 60% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

Segment Information and Foreign Sales.  Information about our operations by segment and different geographic region is summarized in Note 12 to our consolidated financial statements.

Available Information.  We are subject to the informational requirements of the Securities Exchange Act of 1934 ("Exchange Act") and file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains periodic reports, proxy and information statements and other information regarding Methode.

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

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of September 15, 2017.

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

During the year ended April 28, 2018, shipments to GM and Ford, or their tiered suppliers, represented 43.3% and 12.3%, respectively, of our consolidated net sales. The sales to GM primarily consisted of integrated center consoles for use in trucks and SUV's, and a shift in consumer preference for smaller or more fuel efficient vehicles could adversely affect our operating results. The supply arrangements with these customers generally provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a Ford or GM supply arrangement for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that Ford or GM will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition. The Company, from time to time, provides price concessions in connection with the awarding of new business.

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

International operations represent a significant portion of our business. Sales outside the United States represent a material amount of our net sales, and we expect net sales outside the United States to continue to represent a significant portion of our total net sales. Outside of the United States, we operate manufacturing facilities in Belgium, Canada, China, Egypt, Malta and Mexico.

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

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill and intangible assets;

•	changes in available tax credits;

•	changes in tax laws or interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses; and

•	changes in U.S. generally accepted accounting principles ("U.S. GAAP").

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

We cannot guarantee that the newly acquired Pacific Insight Electronics Corp. ("Pacific Insight") or Procoplast S.A. ("Procoplast") businesses will be successful or that we can implement and profit from any new applications of the acquired technology.
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
Our long-term incentive plan could require significant adjustments to compensation expense in our condensed consolidated statements of income if management changes its determinations on the probability of meeting certain performance levels. The adjustments could be material to the financial statements.
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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We operate the following manufacturing and other facilities, all of which we believe to be in good condition and adequate to meet our current and reasonably anticipated needs:

Location	Use	Owned/ Leased	Approximate Square Footage
Corporate:
Chicago, Illinois	Corporate Headquarters	Owned	15,000

Automotive Segment:
Monterrey, Mexico	Manufacturing	Leased	241,000
Mriehel, Malta	Manufacturing	Leased	226,090
Carthage, Illinois	Manufacturing	Owned	134,889
Cairo, Egypt	Manufacturing	Leased	120,954
Fresnillo, Mexico	Manufacturing	Leased	120,000
Lontzen, Belgium	Manufacturing	Owned	102,257
Shanghai, China	Manufacturing	Leased	94,643
Nelson, Canada	Manufacturing and Design Center	Owned	66,000
McAllen, Texas	Warehousing	Leased	65,303
Southfield, Michigan	Sales and Engineering Design Center	Owned	64,000
Lontzen, Belgium	Warehousing	Owned	51,128
Zhenjiang, China	Manufacturing	Leased	23,560
Bangalore, India	Engineering Design Center	Leased	14,465
Wixom, Michigan	Sales and Engineering Design Center	Leased	9,000
Burnaby, Canada	Sales and Administrative	Leased	7,000
Beirut, Lebanon	Engineering Design Center	Leased	5,112
Gau-Algesheim, Germany	Sales and Engineering Design Center	Leased	4,047
London, UK	Sales and Administrative	Leased	1,629
Lontzen, Belgium	Administrative	Leased	1,100

Interface Segment:
Chicago, Illinois	Manufacturing	Owned	55,000
Monterrey, Mexico	Manufacturing	Leased	45,657
Mriehel, Malta	Manufacturing	Leased	32,500
Oklahoma City, Oklahoma	Manufacturing/Design Center	Leased	26,132
Wheaton, Illinois	Manufacturing	Leased	22,500
Shanghai, China	Manufacturing	Leased	9,000
Milan, Italy	Sales and Design	Leased	8,600
Harkingen, Switzerland	Sales and Engineering Design Center	Leased	4,166
Hong Kong	Sales and Administrative	Leased	1,885
Singapore	Sales and Administrative	Leased	1,250
Taiwan	Sales and Administrative	Leased	581

Power Products Segment:
Shanghai, China	Manufacturing	Leased	54,643
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Mriehel, Malta	Manufacturing	Leased	40,700
San Jose, California	Prototype and Design Center	Leased	2,925

Other Segment:
Chicago, Illinois	Manufacturing	Owned	48,000

Item 3.  Legal Proceedings

As of April 28, 2018, we were not involved in any material legal proceedings or any administrative or judicial proceedings with governmental authorities pertaining to the discharge of materials into the environment.

Item 4.  Mine Safety Disclosures

Not Applicable

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	62	Chief Executive Officer since 2004 and President and Director since 2001.
Ronald L.G. Tsoumas	57	Chief Financial Officer of the Company since 2018; prior thereto, served as Controller for Methode since 2007.
Timothy R. Glandon	54	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.
Andrea J. Barry	55	Chief Human Resources Officer of the Company since 2017; prior thereto, served as CHRO for Wirtz Beverage Group from 2013 to 2016.
Joseph E. Khoury	54	Senior Vice President since 2015; prior thereto, Vice President and General Manager, European Operations since 2004.

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

	High	Low	Dividends Declared Per Share
Fiscal Year Ended April 28, 2018
First Quarter	$44.95	$36.05	$0.09
Second Quarter	46.75	36.75	0.09
Third Quarter	48.44	39.00	0.11
Fourth Quarter	42.10	36.95	0.11

Fiscal Year Ended April 29, 2017
First Quarter	$35.91	$27.13	$0.09
Second Quarter	37.11	29.85	0.09
Third Quarter	44.05	30.25	0.09
Fourth Quarter	46.40	40.75	0.09

On June 14, 2018, the Board of Directors declared a dividend of $0.11 per share of common stock, payable on July 27, 2018, to holders of record on July 13, 2018. As of June 19, 2018, the number of record holders of our common stock was 411.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this report.  The Consolidated Statements of Income data for fiscal 2018, fiscal 2017 and fiscal 2016, and the Consolidated Balance Sheets data as of April 28, 2018 and April 29, 2017, are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this report.  The Consolidated Statements of Income data for fiscal 2015 and fiscal 2014, and the Consolidated Balance Sheets data as of April 30, 2016, May 2, 2015 and May 3, 2014 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
(In Millions, Except Percentages and Per Share Amounts)	April 28, 2018 (1)	April 29, 2017 (2)	April 30, 2016 (3)	May 2, 2015 (4)	May 3, 2014 (53 weeks) (5)
Income Statement Data:
Net Sales	$908.3	$816.5	$809.1	$881.1	$772.8
Income before Income Taxes	123.8	115.9	110.9	120.8	75.9
Income Tax Expense (Benefit)	66.6	23.0	26.3	19.8	(20.3)
Net Income	57.2	92.9	84.6	101.1	96.1

Per Common Share:
Basic Net Income	1.54	2.49	2.21	2.61	2.53
Diluted Net Income	1.52	2.48	2.20	2.58	2.51
Dividends	0.40	0.36	0.36	0.36	0.30
Book Value	16.82	14.53	12.61	11.82	10.21

Long-term Debt	53.4	27.0	57.0	5.0	48.0
Retained Earnings	472.0	427.0	358.6	356.5	269.2
Fixed Assets, Net	162.2	90.6	93.0	93.3	101.2
Total Assets	915.9	704.0	655.9	604.1	575.5

Return on Average Equity	9.8%	18.6%	18.2%	23.5%	28.2%
Pre-tax Income as a Percentage of Sales	13.6%	14.2%	13.7%	13.7%	9.8%
Net Income as a Percentage of Sales	6.3%	11.4%	10.5%	11.5%	12.4%

(1) Fiscal 2018 includes $8.1 million of pre-tax legal expense relating to the Hetronic litigation. See Note 9 to our consolidated financial statements for more information. Fiscal 2018 also includes pre-tax acquisition expenses of $6.8 million related to the acquisitions of Procoplast and Pacific Insight, income of $7.3 million for an international government grant for maintaining certain employment levels during the period and a $6.0 million compensation expense reversal related to the re-estimation of RSA compensation expense based upon threshold levels of performance. The results for fiscal 2018 also includes a provisional estimated net income tax charge of $53.7 million as a result of the Tax Cuts and Jobs Act ("U.S. Tax Reform") and a tax benefit of $9.8 million for foreign investment tax credits.
(2) Fiscal 2017 includes $11.0 million of pre-tax legal expense relating to the Hetronic litigation. See Note 9 to our consolidated financial statements for more information. Fiscal 2017 also includes pre-tax exit costs for two reporting units of $2.3 million, pre-tax acquisition expenses of $1.5 million, primarily related to a potential acquisition we elected not to undertake, and income of $4.5 million for an international government grant for maintaining certain employment levels during the period. The results for fiscal 2017 include a tax benefit of $4.0 million for foreign investment tax credits, partially offset by a tax expense of $1.7 million on a dividend between foreign entities.
(3) Fiscal 2016 includes $9.9 million of pre-tax legal expense relating to the Hetronic litigation.
(4) Fiscal 2015 includes a $5.0 million tax benefit related to the release of a valuation allowance against deferred tax assets in Malta. Fiscal 2015 also includes a goodwill pre-tax impairment charge of $11.1 million, a pre-tax gain on the sale of a business of $7.7 million and $3.1 million of pre-tax legal expense relating to the Hetronic litigation.
(5) Fiscal 2014 includes a $31.7 million tax benefit related to the release of a valuation allowance against deferred tax assets in the U.S. Fiscal 2014 also includes an intangible asset pre-tax impairment charge of $1.7 million and a pre-tax gain on the sale of one of the Company's investments of $3.2 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; Monterrey and Fresnillo, Mexico; and Nelson, British Columbia, Canada. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.”

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

On October 3, 2017, Methode acquired 100% of the outstanding common shares of Pacific Insight in a cash transaction for $108.7 million, net of cash acquired.  Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For more information regarding the acquisitions of Procoplast and Pacific Insight, see “Note 2. Acquisitions.”

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock through September 1, 2017. The Company purchased no outstanding common stock during the fiscal year ended April 28, 2018, which leaves the total repurchased under the plan at 2,277,466 shares of outstanding common stock for $71.9 million. The plan expired on September 1, 2017.

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander, and an affiliated company has filed a suit in front of the European Union Intellectual Property Office seeking to invalidate the company’s NOVA trademark in the EU. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of April 28, 2018, discovery has been closed, and the parties are briefing summary judgment.

We incurred legal fees of $8.1 million, $11.0 million and $9.9 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses in the Interface segment.

Results of Operations

Results of Operations for the Fiscal Year Ended April 28, 2018, as Compared to the Fiscal Year Ended April 29, 2017.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$908.3	$816.5	$91.8	11.2%

Cost of Products Sold	668.7	598.2	70.5	11.8%

Gross Profit	239.6	218.3	21.3	9.8%

Selling and Administrative Expenses	115.7	105.2	10.5	10.0%
Amortization of Intangibles	5.6	2.3	3.3	143.5%
Interest (Income) Expense, Net	0.9	(0.4)	1.3	N/M	*
Other Income, Net	(6.4)	(4.7)	(1.7)	36.2%
Income Tax Expense	66.6	23.0	43.6	189.6%
Net Income	$57.2	$92.9	$(35.7)	(38.4)%

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.6%	73.3%
Gross Margins	26.4%	26.7%
Selling and Administrative Expenses	12.7%	12.9%
Amortization of Intangibles	0.6%	0.3%
Interest (Income) Expense, Net	0.1%	—%
Other Income, Net	(0.7)%	(0.6)%
Income Tax Expense	7.3%	2.8%
Net Income	6.3%	11.4%

*N/M equals non-meaningful

Net Sales.  Consolidated net sales increased by $91.8 million, or 11.2%, to $908.3 million for the fiscal year ended April 28, 2018, from $816.5 million for the fiscal year ended April 29, 2017.  The Automotive segment net sales increased $96.5 million, or 15.3%, to $728.7 million for the fiscal year ended April 28, 2018, from $632.2 million for the fiscal year ended April 29, 2017.  Automotive segment net sales for fiscal 2018 included $80.8 million from our newly acquired businesses, Pacific Insight and Procoplast. The Interface segment net sales decreased $11.6 million, or 9.1%, to $115.8 million for the fiscal year ended April 28, 2018, compared to $127.4 million for the fiscal year ended April 29, 2017. The Power Products segment net sales increased $6.9 million, or 12.3%, to $63.2 million for the fiscal year ended April 28, 2018, compared to $56.3 million for the fiscal year ended April 29, 2017. Translation of foreign operations' net sales for the fiscal year ended April 28, 2018 increased net sales by $13.1 million, or 1.4%, compared to the average currency rates in the fiscal year ended April 29, 2017, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Consolidated cost of products sold increased $70.5 million, or 11.8%, to $668.7 million for the fiscal year ended April 28, 2018, compared to $598.2 million for the fiscal year ended April 29, 2017.  Consolidated cost of products sold as a percentage of net sales increased to 73.6% for fiscal 2018, compared to 73.3% for fiscal 2017.  The Automotive segment cost of products sold for fiscal 2017 included $1.0 million of commodity pricing adjustments and the favorable reversal of accruals of $1.0 million related to resolved customer commercial issues. The Automotive segment costs of products sold as a percentage of net sales for fiscal 2018 increased primarily due to unfavorable sales mix related to our newly acquired businesses, the inclusion of $0.8 million of purchase accounting adjustments related to our new acquisitions, pricing reductions on certain products and the unfavorable currency impact due to the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The Interface segment cost of products sold as a percentage of net sales decreased, primarily due to favorable sales mix, partially offset with lower sales volumes. The Power Products segment cost of products sold as a percentage of net sales decreased primarily due to higher sales volumes, partially offset by the higher cost of copper. The Other segment experienced lower costs of products sold primarily due to a shuttered business which was closed at the end of fiscal 2017, partially offset with increased research and development initiatives for the medical devices business.

Gross Profit.  Consolidated gross profit increased $21.3 million, or 9.8%, to $239.6 million for the fiscal year ended April 28, 2018, as compared to $218.3 million for the fiscal year ended April 29, 2017.  Gross margins as a percentage of net sales decreased to 26.4% for the fiscal year ended April 28, 2018, compared to 26.7% for the fiscal year ended April 29, 2017.  The Automotive segment gross margins as a percentage of net sales for fiscal 2017 were favorably impacted by $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues. The Automotive segment gross margins as a percentage of net sales for fiscal 2018 were adversely impacted by unfavorable sales mix related to our new acquisitions, $0.8 million of one-time purchase accounting adjustments and the unfavorable currency impact due to the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The Interface segment gross margins as a percentage of net sales for fiscal 2018 increased primarily due to favorable sales mix, partially offset with lower sales volumes and price reductions on certain products. The Power Products segment gross margins as a percentage of net sales increased primarily due to higher sales volumes, partially offset by the higher cost of copper.
Selling and Administrative Expenses.  Selling and administrative expenses increased $10.5 million, or 10.0%, to $115.7 million for the fiscal year ended April 28, 2018, compared to $105.2 million for the fiscal year ended April 29, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 12.7% for the fiscal year ended April 28, 2018 from 12.9% for the fiscal year ended April 29, 2017. Fiscal 2017 included $3.7 million of selling and administrative expenses from businesses that were closed at the end of fiscal 2017. Fiscal 2018 includes $9.4 million of selling and administrative expenses from our newly acquired businesses, as well as $6.0 million of fees related to the acquisitions. Selling and administrative expenses for fiscal 2018 also increased due to higher wages of $8.0 million and higher travel expense of $1.5 million. Legal fees decreased by $2.8 million, mostly due to the decrease in Hetronic-related legal fees in fiscal 2018. The stock award amortization expense for fiscal 2018 was $4.0 million, which includes a reversal of expense of $6.0 million relating to prior periods (See Note 6, "Common Stock and Stock-based Compensation"). The stock award amortization expense for fiscal 2017 was $12.4 million.
Amortization of Intangibles.  Amortization of intangibles increased $3.3 million, or 143.5%, to $5.6 million for the fiscal year ended April 28, 2018, compared to $2.3 million for the fiscal year ended April 29, 2017. The increase is due to the amortization expense related to our newly acquired businesses.
Interest (Income) Expense, Net.  Interest (income) expense, net was an expense of $0.9 million for the fiscal year ended April 28, 2018, compared to interest income of $0.4 million for the fiscal year ended April 29, 2017. This change is primarily due to the increased debt levels during the period.
Other Income, Net. Other income, net increased $1.7 million to $6.4 million for the fiscal year ended April 28, 2018, compared to $4.7 million for the fiscal year ended April 29, 2017. During fiscal 2018, the Company recorded a gain of $1.6 million related to the sale of exclusive rights for a licensing agreement. Fiscal 2018 and fiscal 2017 include $7.3 million and $4.5 million, respectively, for an international government grant for maintaining certain employment levels during those periods. All other amounts for both fiscal 2018 and fiscal 2017 relate to currency rate fluctuations. The functional currencies of our foreign operations are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars and euros, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense increased $43.6 million, or 189.6%, to $66.6 million for the fiscal year ended April 28, 2018, compared to $23.0 million for the fiscal year ended April 29, 2017.  The Company's effective tax rate increased to 53.8% for the fiscal year ended April 28, 2018, compared to 19.9% for the fiscal year ended April 29, 2017. The change in the effective tax rate was primarily due to the enactment of U.S. Tax Reform, partially offset by foreign investment tax credits. Of the total income tax expense of $66.6 million recorded during fiscal 2018, $53.7 million relates to U.S. Tax Reform. This can be further broken down into a provisional estimate of $48.5 million for a one-time repatriation tax and $5.2 million for the re-measurement of U.S. deferred tax assets in the consolidated financial statement. The results for fiscal 2018 include a tax benefit of $9.8 million for foreign investment tax credits, compared to $4.0 million in fiscal 2017. In addition, there were favorable tax impacts primarily related to changes in foreign tax rates in fiscal 2018. For further details, regarding the impacts of U.S. Tax Reform during fiscal 2018, refer to Note 5, “Income Taxes.”

Net Income.  Net income decreased $35.7 million, or 38.4%, to $57.2 million for the fiscal year ended April 28, 2018, compared to $92.9 million for the fiscal year ended April 29, 2017. Net income for fiscal 2018 was unfavorably impacted by increased tax expense due to the enactment of U.S. Tax Reform, higher intangible asset amortization, customer pricing reductions, acquisition fees and purchase accounting adjustments, increased research and development initiatives for the medical devices business, higher wages and higher interest expenses. These were partially offset by lower stock award amortization related to our long-term incentive program, increased government grants, increased sales volumes from our new acquisitions and the gain on the sale of a licensing agreement. Net income for fiscal 2017 was favorably impacted due to adjustments for commodity pricing and the reversal of accruals related to resolved customer commercial issues.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$728.7	$632.2	$96.5	15.3%

Cost of Products Sold	527.1	449.4	77.7	17.3%

Gross Profit	201.6	182.8	18.8	10.3%

Selling and Administrative Expenses	45.3	34.5	10.8	31.3%

Income from Operations	$156.3	$148.3	$8.0	5.4%

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	72.3%	71.1%
Gross Margins	27.7%	28.9%
Selling and Administrative Expenses	6.2%	5.5%
Income from Operations	21.4%	23.5%

Net Sales.  Automotive segment net sales increased $96.5 million, or 15.3%, to $728.7 million for the fiscal year ended April 28, 2018, from $632.2 million for the fiscal year ended April 29, 2017.  Net sales increased in North America by $48.0 million, or 13.0%, to $417.4 million for the fiscal year ended April 28, 2018, compared to $369.4 million for the fiscal year ended April 29, 2017. North American Automotive sales included $54.4 million from our newly acquired business, Pacific Insight, which was acquired in the second quarter of fiscal 2018. Other North American sales increased for our user interface assemblies due to new program launches in fiscal 2018. Sales declined for our integrated center stack products primarily due to pricing reductions, partially offset by higher sales volumes. Sales for our transmission lead-frame assemblies decreased due to a combination of pricing reductions and lower sales volumes in fiscal 2018, compared to fiscal 2017. Net sales increased in Europe by $61.4 million, or 40.4%, to $213.3 million for the fiscal year ended April 28, 2018, compared to $151.9 million for the fiscal year ended April 29, 2017. The increase in the European sales includes $26.4 million from our newly acquired business, Procoplast, which was acquired in the first quarter of fiscal 2018. Other European sales increased primarily due to increased customer funded tooling and design fees, favorable currency rate fluctuations and higher sales volumes of hidden switches and sensor products. Net sales in Asia decreased $12.9 million, or 11.6%, to $98.0 million for the fiscal year ended April 28, 2018, compared to $110.9 million for the fiscal year ended April 29, 2017, primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. We also experienced lower sales volumes for our steering angle sensor products, as the products approach end of production. Translation of foreign operations' net sales increased reported net sales by $13.1 million, or 1.8%, for the fiscal year ended April 28, 2018, compared to the average currency rates for the fiscal year ended April 29, 2017, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $77.7 million, or 17.3%, to $527.1 million for the fiscal year ended April 28, 2018, from $449.4 million for the fiscal year ended April 29, 2017.  The Automotive segment cost of products sold as a percentage of net sales increased to 72.3% for the fiscal year ended April 28, 2018, compared to 71.1% for the fiscal year ended April 29, 2017.  The cost of products sold as a percentage of sales increased primarily due to unfavorable sales mix related to our newly acquired businesses, the inclusion of $0.8 million of purchase accounting adjustments related to our new acquisitions, pricing reductions on certain products and the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The results for fiscal 2017 include a favorable $1.0 million of commodity pricing adjustments and a favorable reversal of accruals of $1.0 million related to resolved customer commercial issues.
Gross Profit.  Automotive segment gross profit increased $18.8 million, or 10.3%, to $201.6 million for the fiscal year ended April 28, 2018, as compared to $182.8 million for the fiscal year ended April 29, 2017.  The Automotive segment gross margins as a percentage of net sales decreased to 27.7% for the fiscal year ended April 28, 2018, as compared to 28.9% for the fiscal year ended April 29, 2017.  Gross margins as a percentage of net sales decreased primarily due to unfavorable sales mix related to our newly acquired businesses, the inclusion of $0.8 million of purchase accounting adjustments related to our new acquisitions, pricing reductions on certain products and the strengthening of the Mexican peso during the period as compared to the U.S. dollar. The results for fiscal 2017 include a favorable $1.0 million of commodity pricing adjustments and the reversal of accruals of $1.0 million related to resolved customer commercial issues.
Selling and Administrative Expenses.  Selling and administrative expenses increased $10.8 million, or 31.3%, to $45.3 million for the fiscal year ended April 28, 2018, compared to $34.5 million for the fiscal year ended April 29, 2017.  Selling and administrative expenses as a percentage of net sales were 6.2% for the fiscal year ended April 28, 2018, compared to 5.5% for the fiscal year ended April 29, 2017. Fiscal 2018 includes $12.7 million related to our newly acquired businesses. The $12.7 million includes $3.4 million of intangible asset amortization expense. Excluding the activity from our newly acquired businesses, selling and administrative expenses decreased $1.9 million due primarily to lower stock award amortization expense for our long-term incentive program, partially offset with increased severance and travel expense.
Income from Operations.  Automotive segment income from operations increased $8.0 million, or 5.4%, to $156.3 million for the fiscal year ended April 28, 2018, compared to $148.3 million for the fiscal year ended April 29, 2017. Income from operations for fiscal 2018 increased due to sales and income from operations from our newly acquired businesses and lower stock award amortization expense, partially offset with pricing reductions, the strengthening of the Mexican peso as compared to the U.S. dollar, higher intangible asset amortization expense and higher severance and travel expenses. Net income for fiscal 2017 was favorably impacted due to adjustments for commodity pricing and the reversal of accruals related to resolved customer commercial issues.

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$115.8	$127.4	$(11.6)	(9.1)%

Cost of Products Sold	90.5	100.8	(10.3)	(10.2)%

Gross Profit	25.3	26.6	(1.3)	(4.9)%

Selling and Administrative Expenses	20.3	27.5	(7.2)	(26.2)%

Income (Loss) from Operations	$5.0	$(0.9)	$5.9	N/M	*

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	78.2%	79.1%
Gross Margins	21.8%	20.9%
Selling and Administrative Expenses	17.5%	21.6%
Income (Loss) from Operations	4.3%	(0.7)%

* N/M equals non-meaningful

Net Sales.  Interface segment net sales decreased $11.6 million, or 9.1%, to $115.8 million for the fiscal year ended April 28, 2018, from $127.4 million for the fiscal year ended April 29, 2017.  Net sales decreased in North America by $12.5 million, or 12.7%, to $85.6 million for the fiscal year ended April 28, 2018, compared to $98.1 million for the fiscal year ended April 29, 2017. North American net sales decreased by $14.4 million due to our Connectivity business. The Company exited this business at the end of fiscal 2017 due to adverse business conditions. Excluding the $14.4 million of lower sales for Connectivity, North American sales increased by $1.2 million due to increased sales volumes of radio remote control and data solutions products. Net sales in Europe increased $2.4 million, or 9.3%, to $28.2 million for the fiscal year ended April 28, 2018 compared to $25.8 million for the fiscal year ended April 29, 2017, primarily due to higher sales volumes of radio remote control products, partially offset with lower sales volumes and price reductions on certain of our data solutions products. Net sales in Asia decreased $1.5 million, or 42.9%, to $2.0 million for the fiscal year ended April 28, 2018, compared to $3.5 million for the fiscal year ended April 29, 2017, primarily due to lower sales volumes of legacy products.
Cost of Products Sold.  Interface segment cost of products sold decreased $10.3 million, or 10.2%, to $90.5 million for the fiscal year ended April 28, 2018, compared to $100.8 million for the fiscal year ended April 29, 2017.  Interface segment cost of products sold as a percentage of net sales decreased to 78.2% for the fiscal year ended April 28, 2018, compared to 79.1% for the fiscal year ended April 29, 2017.  The decrease is primarily due to favorable sales mix, partially offset with lower sales volumes. The lower sales volumes are primarily from our Connectivity business unit, which was closed at the end of fiscal 2017.
Gross Profit.  Interface segment gross profit decreased $1.3 million, or 4.9%, to $25.3 million for the fiscal year ended April 28, 2018, compared to $26.6 million for the fiscal year ended April 29, 2017.  Gross margins as a percentage of net sales increased to 21.8% for the fiscal year ended April 28, 2018, from 20.9% for the fiscal year ended April 29, 2017.  The increase is primarily due to favorable sales mix, partially offset with lower sales volumes and price reductions on certain products. The lower sales volumes are primarily from our Connectivity business unit that was closed at the end of fiscal 2017.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $7.2 million, or 26.2%, to $20.3 million for the fiscal year ended April 28, 2018, compared to $27.5 million for the fiscal year ended April 29, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 17.5% for the fiscal year ended April 28, 2018, from 21.6% for the fiscal year ended April 29, 2017. Fiscal 2017 included $3.4 million of selling and administrative expenses for our Connectivity business. Excluding the lower expenses related to the Connectivity business, fiscal 2018 benefitted from lower legal expenses and the lower stock award amortization expense for our long-term incentive program.
Income (Loss) from Operations.  Interface segment income (loss) from operations was income of $5.0 million for the fiscal year ended April 28, 2018, compared to a loss of $0.9 million for the fiscal year ended April 29, 2017, primarily due to lower expenses related to the Connectivity business, lower legal expenses, lower stock award amortization expense for our long-term incentive program and a favorable sales mix, partially offset with lower sales volumes.
Power Products Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$63.2	$56.3	$6.9	12.3%

Cost of Products Sold	46.0	41.2	4.8	11.7%

Gross Profit	17.2	15.1	2.1	13.9%

Selling and Administrative Expenses	3.2	3.6	(0.4)	(11.1)%

Income from Operations	$14.0	$11.5	$2.5	21.7%

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	72.8%	73.2%
Gross Margins	27.2%	26.8%
Selling and Administrative Expenses	5.1%	6.4%
Income from Operations	22.2%	20.4%

Net Sales.  Power Products segment net sales increased $6.9 million, or 12.3%, to $63.2 million for the fiscal year ended April 28, 2018, compared to $56.3 million for the fiscal year ended April 29, 2017.  Net sales increased in North America by $0.5 million, or 2.1%, to $24.1 million for fiscal 2018, compared to $23.6 million for fiscal 2017. Net sales in Europe increased $3.9 million, or 54.9%, to $11.0 million for the fiscal year ended April 28, 2018, compared to $7.1 million for the fiscal year ended April 29, 2017, primarily due to higher sales volumes of our power connector product. Net sales in Asia increased $2.5 million, or 9.8%, to $28.1 million for the fiscal year ended April 28, 2018, compared to $25.6 million for the fiscal year ended April 29, 2017, due primarily to higher sales volumes of busbar products.
Cost of Products Sold.  Power Products segment cost of products sold increased $4.8 million, or 11.7%, to $46.0 million for the fiscal year ended April 28, 2018, compared to $41.2 million for the fiscal year ended April 29, 2017.  The Power Products segment cost of products sold as a percentage of net sales decreased to 72.8% for the fiscal year ended April 28, 2018, from 73.2% for the fiscal year ended April 29, 2017.  The decrease primarily relates to higher sales volumes, partially offset by the higher cost of copper.
Gross Profit.  Power Products segment gross profit increased $2.1 million, or 13.9%, to $17.2 million for the fiscal year ended April 28, 2018, compared to $15.1 million for the fiscal year ended April 29, 2017.  Gross margins as a percentage of net sales increased to 27.2% for the fiscal year ended April 28, 2018 from 26.8% for the fiscal year ended April 29, 2017. The increase primarily relates to higher sales volumes, partially offset by the higher cost of copper.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.4 million, or 11.1%, to $3.2 million for the fiscal year ended April 28, 2018, compared to $3.6 million for the fiscal year ended April 29, 2017. Selling and administrative expenses as a percentage of net sales decreased to 5.1% for the year ended April 28, 2018, from 6.4% for the year ended April 29, 2017, due to lower stock award amortization expense for our long-term incentive program and lower legal expenses.

Income From Operations.  Power Products segment income from operations increased $2.5 million, or 21.7%, to $14.0 million for the fiscal year ended April 28, 2018, compared to $11.5 million for the fiscal year ended April 29, 2017, due primarily to increased sales volumes, lower stock award amortization expense for our long-term incentive program and lower legal expenses, partially offset with the higher cost of copper.
Other Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$0.3	$0.3	$—	—%

Cost of Products Sold	3.8	6.5	(2.7)	(41.5)%

Gross Profit	(3.5)	(6.2)	2.7	(43.5)%

Selling and Administrative Expenses	7.9	6.2	1.7	27.4%

Loss from Operations	$(11.4)	$(12.4)	$1.0	(8.1)%

Net Sales.  The businesses in this segment were medical devices and inverters and battery systems. The inverters and battery systems business was shuttered at the end of fiscal 2017 due to adverse business conditions. Both businesses had minimal net sales in the fiscal years ended April 28, 2018 and April 29, 2017, respectively, due to newly launched products.
Cost of Products Sold.  Other segment cost of products sold was $3.8 million for the fiscal year ended April 28, 2018, compared to $6.5 million for the fiscal year ended April 29, 2017. The decrease primarily relates to the shuttered business that was closed at the end of fiscal 2017. The decrease was partially offset by the vertical manufacturing integration of some key components in medical device products and research efforts to expand the product offerings.
Gross Profit.  The Other segment gross profit was a loss of $3.5 million and $6.2 million for the fiscal years ended April 28, 2018 and April 29, 2017, respectively. The decreased loss primarily relates to the shuttered business, partially offset with increased research and development initiatives for medical devices.
Selling and Administrative Expenses.  Selling and administrative expenses increased $1.7 million, or 27.4%, to $7.9 million for the fiscal year ended April 28, 2018, compared to $6.2 million for the fiscal year ended April 29, 2017. Fiscal 2017 includes $0.3 million of selling and administrative expenses for our inverter and battery systems business, which was closed at the end of fiscal 2017. The increase in fiscal 2018 is primarily due to higher investment in sales and marketing, clinical resources and professional services in our medical device business, partially offset with lower selling and administrative expenses related to the shuttered business.
Loss From Operations  The Other segment loss from operations decreased $1.0 million to $11.4 million for the fiscal year ended April 28, 2018, compared to $12.4 million for the fiscal year ended April 29, 2017. The decreased loss relates to the closure of the inverter and battery system business at the end of fiscal 2017, partially offset by higher outside professional fees, research and development and marketing expenses in fiscal 2018.

Results of Operations for the Fiscal Year Ended April 29, 2017, as Compared to the Fiscal Year Ended April 30, 2016.
Consolidated Results
Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$816.5	$809.1	$7.4	0.9%

Cost of Products Sold	598.2	596.2	2.0	0.3%

Gross Profit	218.3	212.9	5.4	2.5%

Selling and Administrative Expenses	105.2	100.8	4.4	4.4%
Amortization of Intangibles	2.3	2.4	(0.1)	(4.2)%
Interest Income, Net	(0.4)	(0.7)	0.3	(42.9)%
Other Income, Net	(4.7)	(0.5)	(4.2)	840.0%	*
Income Tax Expense	23.0	26.3	(3.3)	(12.5)%
Net Income	$92.9	$84.6	$8.3	9.8%

Percent of sales:	April 29, 2017	April 30, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	73.3%	73.7%
Gross Margins	26.7%	26.3%
Selling and Administrative Expenses	12.9%	12.5%
Amortization of Intangibles	0.3%	0.3%
Interest Income, Net	—%	(0.1)%
Other Income, Net	(0.6)%	(0.1)%
Income Tax Expense	2.8%	3.3%
Net Income	11.4%	10.5%

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

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$127.4	$140.8	$(13.4)	(9.5)%

Cost of Products Sold	100.8	107.9	(7.1)	(6.6)%

Gross Profit	26.6	32.9	(6.3)	(19.1)%

Selling and Administrative Expenses	27.5	30.2	(2.7)	(8.9)%

Income (Loss) from Operations	$(0.9)	$2.7	$(3.6)	N/M	*

Percent of sales:	April 29, 2017	April 30, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	79.1%	76.6%
Gross Margins	20.9%	23.4%
Selling and Administrative Expenses	21.6%	21.4%
Income (Loss) from Operations	(0.7)%	1.9%

*N/M equals non meaningful

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

Other Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 29, 2017	April 30, 2016	Net Change ($)	Net Change (%)
Net Sales	$0.3	$0.3	$—	—%

Cost of Products Sold	6.5	4.3	2.2	51.2%

Gross Profit	(6.2)	(4.0)	(2.2)	55.0%

Selling and Administrative Expenses	6.2	4.8	1.4	29.2%

Loss from Operations	$(12.4)	$(8.8)	$(3.6)	40.9%

Percent of sales:	April 29, 2017	April 30, 2016
Net Sales	100.0%	100.0%
Cost of Products Sold	2,166.7%	1,433.3%
Gross Margins	(2,066.7)%	(1,333.3)%
Selling and Administrative Expenses	2,066.7%	1,600.0%
Loss from Operations	(4,133.3)%	(2,933.3)%

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

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances, together with expected future cash flows to be generated from operations and our committed credit facility, will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $246.1 million of cash and cash equivalents as of April 28, 2018, $239.3 million was held in subsidiaries outside the U.S. Other than specifically identified amounts, foreign earnings continue to be indefinitely reinvested outside the U.S. and therefore not available to fund our domestic operations.

We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At April 28, 2018, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the year ended April 28, 2018, we had $80.0 million of borrowings and payments of $78.9 million, which includes interest of $1.9 million, under this credit facility. As of April 28, 2018, there were outstanding balances against the credit facility of $30.0 million. We believe the fair value approximates the carrying amount as of April 28, 2018.
Methode's newly acquired subsidiary, Pacific Insight, is party to two separate credit agreements, one with the Bank of Montreal and one with Roynat. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances. Funds are available in either Canadian or U.S. currency and any borrowings are fully secured by a mix of current and long-lived assets. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of April 28, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
The credit agreement between Pacific Insight and Roynat has a maturity date of May 24, 2020 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the seven-month period that Methode has owned Pacific Insight, we have had no borrowings and repayments of $0.4 million under this credit facility. As of April 28, 2018, there were outstanding balances against the credit facility of $3.6 million, of which $0.7 million is due within the next twelve months, and Pacific Insight was in compliance with the covenants of the agreement. All borrowings under this credit facility are fully secured by real estate owned by Pacific Insight. We believe the fair value approximates the carrying amount as of April 28, 2018.
Excluding credit facilities, the Company also holds debt that was assumed in the acquisitions of Procoplast and Pacific Insight. As of April 28, 2018, Procoplast holds short-term debt totaling $3.6 million, with a weighted average interest rate of 1.65%. As of April 28, 2018, Procoplast holds long-term debt that consists of nineteen notes totaling $20.5 million, with a weighted-average interest rate of 1.46% and maturities ranging from 2019 to 2031. Pacific Insight holds debt in the form of an interest-free loan from the Canadian government that matures in 2019. As of April 28, 2018, the $0.1 million remaining liability for this debt is classified as short-term.
Operating cash flow is summarized below (in millions):

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Net Income	$57.2	$92.9	$84.6
Depreciation and Amortization	28.1	24.3	23.9
Changes in Operating Assets and Liabilities	42.8	19.3	(12.7)
Other Non-cash Items	(10.3)	8.7	14.9
Cash Flow from Operations	$117.8	$145.2	$110.7

Operating Activities — Fiscal 2018 Compared to Fiscal 2017

Net cash provided by operating activities decreased $27.4 million to $117.8 million for fiscal 2018, compared to $145.2 million for fiscal 2017, primarily due to a decrease in our net income, adjusted for depreciation, amortization, deferred tax expense, stock-based compensation and the provision for bad debt, partially offset by the changes in operating assets and liabilities. The change in deferred tax expense resulted primarily from the re-measurement of deferred tax assets due to the enactment of U.S. Tax Reform. For fiscal 2018, net changes in operating assets and liabilities resulted in cash provided of $42.8 million, primarily due to an increase in accounts payable and other expenses, a decrease in prepaid expenses and other assets and the timing of receivable collections, partially offset by an increase in inventory levels. The change in accounts payable and other expenses was driven by the enactment of U.S. Tax Reform, specifically from the deemed repatriation of foreign earnings. Any taxes stemming from the deemed repatriation of foreign earnings are payable over an eight-year period. For fiscal 2017, net changes in operating assets and liabilities resulted in cash provided of $19.3 million, primarily due to an increase in accounts payable and other expenses, a decrease in inventory levels and the timing of receivable collections, partially offset by an increase in prepaid expenses.

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

Investing Activities — Fiscal 2018 Compared to Fiscal 2017

Net cash used in investing activities increased by $157.3 million, to $179.0 million in fiscal 2018, compared to $21.7 million in fiscal 2017, due primarily to the acquisition of Pacific Insight for $108.7 million, net of cash received, the purchase of property, plant and equipment for $47.7 million and the acquisition of Procoplast for $22.2 million, net of cash received.

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

Financing Activities — Fiscal 2018 Compared to Fiscal 2017

Net cash used in financing activities decreased $34.3 million to $12.7 million in fiscal 2018, compared to $47.0 million in fiscal 2017.  During fiscal 2018, the Company had borrowings against credit facilities of $80.0 million, compared to no borrowings during fiscal 2017. During fiscal 2018, the Company had repayments of borrowings against credit facilities of $77.4 million, compared to $30.0 million during fiscal 2017. We paid dividends of $14.7 million and $13.7 million in fiscal 2018 and fiscal 2017, respectively. The Company had no repurchases of common stock during fiscal 2018, compared to $9.8 million for the repurchase of common stock during fiscal 2017. Fiscal 2018 included $0.3 million of taxes paid related to net share settlement of equity awards, compared to $1.1 million during fiscal 2017. There were $0.3 million of proceeds from the exercise of stock options in fiscal 2018 and $2.7 million in fiscal 2017. Fiscal 2017 included $4.9 million of excess tax benefit on equity shares issued and on stock options exercised during that period. Pursuant to the adoption of ASU No. 2016-09 on April 30, 2017, going forward the Company will no longer separately report the tax benefit on equity shares issued and stock option exercises as a separate line item in the financing activities section of the condensed consolidated statements of cash flows. That activity will now run through the operating activities section of the Condensed Consolidated Statements of Cash Flows as a change in operating assets and liabilities.

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

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of April 28, 2018 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Leases	$2.9	$0.9	$1.8	$0.2	$—
Operating Leases	20.3	6.7	10.9	1.9	0.8
Long-term Debt	51.0	0.8	36.3	8.5	5.4
Purchase Obligations	119.5	119.1	0.4	—	—
Deferred Compensation	7.5	1.2	2.2	1.3	2.8
Total	$198.3	$127.8	$49.8	$11.7	$9.0

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

We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a quantitative impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the quantitative impairment test.

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that the reporting units' fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a quantitative impairment test. We may also elect to proceed directly to the quantitative impairment analysis without considering such qualitative factors.

For the quantitative analysis, fair values are primarily established using a discounted cash flow methodology (specifically, the income and market approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years, involve a greater degree of uncertainty.

In the fiscal 2018 first quarter, the Company early adopted ASU No. 2017-04 (issued by the FASB in January 2017), "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" on a prospective basis. This removed Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

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

The tax laws of Malta provide for investment tax credits of 30% of certain qualified expenditures.  Unused credits were $29.3 million as of April 28, 2018, of which $27.6 million can be carried forward indefinitely and $1.7 million expires in 2020.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could have impacted our income before income taxes by $1.9 million and $13.1 million at April 28, 2018 and April 29, 2017, respectively.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could have impacted our net foreign investments by $49.3 million at April 28, 2018 and $41.1 million at April 29, 2017.

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreements, under which we had $33.6 million of net borrowings at April 28, 2018, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2018 based upon our current and expected levels of debt.
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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 28, 2018 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pacific Insight and Procoplast which are included in the 2018 consolidated financial statements of the Company and constituted 10.2% and 4.3% of total and net assets, respectively, as of April 28, 2018 and 8.9% and 8.8% of revenues and net income, respectively, for the fiscal year then ended.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2018. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2018 annual meeting to be held on September 13, 2018, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Section 16(a) Beneficial Ownership Reporting

Compliance” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2018 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in the definitive proxy statement for our 2018 annual meeting to be held on September 13, 2018, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2018 annual meeting to be held on September 13, 2018, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans as of April 28, 2018.
All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	496,540	(1)	$34.33	1,089,122
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	496,540		$34.33	1,089,122

(1) Includes 114,168 stock options with a weighted average exercise price of $35.85 and 382,372 restricted stock units which may be issued for no consideration following vesting upon the applicable delivery date.
Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2018 annual meeting to be held on September 13, 2018, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2018 annual meeting to be held on September 13, 2018, and is incorporated herein by reference.

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

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ RONALD L.G. TSOUMAS
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated:  June 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WALTER J. ASPATORE	Chairman of the Board	June 21, 2018
Walter J. Aspatore

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 21, 2018
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 21, 2018
Donald W. Duda	(Principal Executive Officer)

/s / RONALD L.G. TSOUMAS	Chief Financial Officer	June 21, 2018
Ronald L.G. Tsoumas

/s / MARTHA GOLDBERG ARONSON	Director	June 21, 2018
Martha Goldberg Aronson

/s/ BRIAN J. CADWALLADER	Director	June 21, 2018
Brian J. Cadwallader

/s/ DARREN M. DAWSON	Director	June 21, 2018
Darren M. Dawson

/s / ISABELLE C. GOOSSEN	Director	June 21, 2018
Isabelle C. Goossen

/s / PAUL G. SHELTON	Director	June 21, 2018
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 21, 2018
Lawrence B. Skatoff

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEM 15 (a) (1) and (2)

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are immaterial and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries (the Company) as of April 28, 2018 and April 29, 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 28, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 28, 2018 and April 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1966.

Chicago, Illinois
June 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Methode Electronics, Inc. and subsidiaries’ internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Methode Electronics, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 28, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pacific Insight and Procoplast which are included in the 2018 consolidated financial statements of the Company and constituted 10.2% and 4.3% of total and net assets, respectively, as of April 28, 2018 and 8.9% and 8.8% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Pacific Insight and Procoplast.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated June 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois
June 21, 2018

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	April 28, 2018	April 29, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$246.1	$294.0
Accounts Receivable, Less Allowance (2018 - $0.5 and 2017 - $0.6)	202.6	165.3
Inventories:
Finished Products	15.4	10.9
Work in Process	14.6	8.7
Materials	54.1	38.3
Total Inventories	84.1	57.9
Prepaid and Refundable Income Taxes	2.4	0.6
Prepaid Expenses and Other Current Assets	14.8	12.5
TOTAL CURRENT ASSETS	550.0	530.3
PROPERTY, PLANT AND EQUIPMENT
Land	0.8	0.6
Buildings and Building Improvements	69.2	48.2
Machinery and Equipment	364.7	287.9
Property, Plant and Equipment, Gross	434.7	336.7
Less: Allowances for Depreciation	272.5	246.1
PROPERTY, PLANT AND EQUIPMENT, NET	162.2	90.6
OTHER ASSETS
Goodwill	59.2	1.6
Other Intangibles, Less Accumulated Amortization	61.0	6.6
Cash Surrender Value of Life Insurance	8.2	7.8
Deferred Income Taxes	42.3	40.4
Pre-production Costs	20.5	15.5
Other	12.5	11.2
TOTAL OTHER ASSETS	203.7	83.1
TOTAL ASSETS	$915.9	$704.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$89.5	$75.3
Salaries, Wages and Payroll Taxes	22.8	18.7
Other Accrued Expenses	21.6	17.7
Short-term Debt	4.4	—
Income Tax Payable	18.7	12.7
TOTAL CURRENT LIABILITIES	157.0	124.4
LONG-TERM DEBT	53.4	27.0
LONG-TERM INCOME TAX PAYABLE	42.6	—
OTHER LIABILITIES	4.6	2.6
DEFERRED INCOME TAXES	18.3	—
DEFERRED COMPENSATION	10.0	8.9
SHAREHOLDERS’ EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,198,353 shares and 38,133,925 shares issued as of April 28, 2018 and April 29, 2017, respectively	19.1	19.1
Additional Paid-in Capital	136.5	132.2
Accumulated Other Comprehensive Loss	13.9	(25.7)
Treasury Stock, 1,346,624 shares as of April 28, 2018 and April 29, 2017	(11.5)	(11.5)
Retained Earnings	472.0	427.0
TOTAL EQUITY	630.0	541.1
TOTAL LIABILITIES AND EQUITY	$915.9	$704.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Net Sales	$908.3	$816.5	$809.1

Cost of Products Sold	668.7	598.2	596.2

Gross Profit	239.6	218.3	212.9

Selling and Administrative Expenses	115.7	105.2	100.8
Amortization of Intangibles	5.6	2.3	2.4

Income from Operations	118.3	110.8	109.7

Interest (Income) Expense, Net	0.9	(0.4)	(0.7)
Other Income, Net	(6.4)	(4.7)	(0.5)

Income before Income Taxes	123.8	115.9	110.9

Income Tax Expense	66.6	23.0	26.3

Net Income	$57.2	$92.9	$84.6

Basic and Diluted Income per Share:
Basic	$1.54	$2.49	$2.21
Diluted	$1.52	$2.48	$2.20

Cash Dividends per Share:
Common Stock	$0.40	$0.36	$0.36

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Net Income	$57.2	$92.9	$84.6

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	39.6	(17.3)	(0.1)
Total Comprehensive Income	96.8	75.6	84.5

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended April 28, 2018, April 29, 2017 and April 30, 2016
(in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Shareholders Equity
Balance as of May 2, 2015	39,702,036	$19.9	$102.2	$(8.3)	$(11.5)	$356.5	$0.2	$459.0
Earned Portion of Restricted Stock Awards	430,245	0.1	—	—	—	—	—	0.1
Stock Award and Stock Option Amortization Expense	—	—	7.4	—	—	—	—	7.4
Exercise of Options	47,002	0.1	0.5	—	—	(7.7)	—	(7.1)
Purchase of Common Stock	(1,997,298)	(1.0)	—	—	—	(61.3)	—	(62.3)
Tax Benefit from Stock Option Exercises	—	—	2.2	—	—	—	—	2.2
Foreign Currency Translation Adjustments	—	—	—	(0.1)	—	—	(0.2)	(0.3)
Net Income for Year	—	—	—	—	—	84.6	—	84.6
Cash Dividends on Common Stock	—	—	—	—	—	(13.5)	—	(13.5)
Balance as of April 30, 2016	38,181,985	$19.1	$112.3	$(8.4)	$(11.5)	$358.6	$—	$470.1
Earned Portion of Restricted Stock Awards	146,192	0.1	—	—	—	(1.2)	—	(1.1)
Stock Award and Stock Option Amortization Expense	—	—	12.4	—	—	—	—	12.4
Exercise of Options	147,829	0.1	2.6	—	—	—	—	2.7
Purchase of Common Stock	(342,081)	(0.2)	—	—	—	(9.6)	—	(9.8)
Tax Benefit from Stock Option Exercises	—	—	4.9	—	—	—	—	4.9
Foreign Currency Translation Adjustments	—	—	—	(17.3)	—	—	—	(17.3)
Net Income for Year	—	—	—	—	—	92.9	—	92.9
Cash Dividends on Common Stock	—	—	—	—	—	(13.7)	—	(13.7)
Balance as of April 29, 2017	38,133,925	$19.1	$132.2	$(25.7)	$(11.5)	$427.0	$—	$541.1
Earned Portion of Restricted Stock Awards	51,095	—	—	—	—	(0.2)	—	(0.2)
Stock Award and Stock Option Amortization Expense	—	—	4.0	—	—	—	—	4.0
Exercise of Options	13,333	—	0.3	—	—	—	—	0.3
Adoption of ASU 2016-09	—	—	—	—	—	2.7	—	2.7
Foreign Currency Translation Adjustments	—	—	—	39.6	—	—	—	39.6
Net Income for Year	—	—	—	—	—	57.2	—	57.2
Cash Dividends on Common Stock	—	—	—	—	—	(14.7)	—	(14.7)
Balance as of April 28, 2018	38,198,353	$19.1	$136.5	$13.9	$(11.5)	$472.0	$—	$630.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
OPERATING ACTIVITIES:
Net Income	$57.2	$92.9	$84.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Fixed Assets	—	—	(0.7)
Gain on Sale of Licensing Agreement	(1.6)	—	—
Provision for Depreciation	22.5	22.0	21.5
Amortization of Intangible Assets	5.6	2.3	2.4
Stock-based Compensation	4.0	12.4	7.4
Provision for Bad Debt	—	0.2	—
Change in Deferred Income Taxes	(12.7)	(3.9)	8.2
Changes in Operating Assets and Liabilities:
Accounts Receivable	2.8	5.6	(6.0)
Inventories	(7.2)	7.4	4.5
Prepaid Expenses and Other Assets	7.4	(4.8)	0.1
Accounts Payable and Other Expenses	39.8	11.1	(11.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	117.8	145.2	110.7

INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(47.7)	(22.4)	(23.2)
Acquisition of Businesses	(130.9)	—	—
Acquisition of Technology Licenses	(0.7)	—	—
Sale of Business/Investment/Property	0.3	0.7	1.6
NET CASH USED IN INVESTING ACTIVITIES	(179.0)	(21.7)	(21.6)

FINANCING ACTIVITIES:
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.3)	(1.1)	(7.7)
Purchase of Common Stock	—	(9.8)	(62.3)
Proceeds from Exercise of Stock Options	0.3	2.7	0.6
Tax Benefit from Stock Option Exercises	—	4.9	2.2
Cash Dividends	(14.7)	(13.7)	(13.5)
Proceeds from Borrowings	81.4	—	71.0
Repayment of Borrowings	(79.4)	(30.0)	(19.0)
NET CASH USED IN FINANCING ACTIVITIES	(12.7)	(47.0)	(28.7)
Effect of Foreign Currency Exchange Rate Changes on Cash	26.0	(10.3)	(0.7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47.9)	66.2	59.7
Cash and Cash Equivalents at Beginning of Year	294.0	227.8	168.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$246.1	$294.0	$227.8

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

Financial Reporting Periods.  We maintain our financial records on the basis of a fifty-two or fifty-three weeks fiscal year ending on the Saturday closest to April 30. Fiscal 2018, fiscal 2017 and fiscal 2016 represent fifty-two weeks of results.

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

Revenue Recognition.  We recognize revenue on product sales when i) persuasive evidence of an agreement exists, ii) the price is fixed or determinable, iii) delivery has occurred or services have been rendered, and iv) collection of the sales proceeds is reasonably assured.  Revenue from our product sales not requiring installation, net of trade discounts and estimated sales allowances, is recognized when title passes, which is generally upon shipment.  We do not have any additional obligations or customer acceptance provisions after shipment of such products.  We handle returns by replacing, repairing or issuing credit for defective products when returned.  Return costs were not significant in fiscal 2018, fiscal 2017 or fiscal 2016.

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

Foreign Currency Translation.  The functional currencies of the majority of our foreign subsidiaries are their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the Consolidated

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Statements of Income in other income.  In fiscal 2018, we had foreign exchange losses of $2.6 million. In fiscal 2017 and fiscal 2016, we had foreign exchange gains of $0.4 million and $0.5 million, respectively.

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

Business Combinations. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items.

Goodwill and Other Intangibles.  Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. We review goodwill for impairment on an annual basis or more frequently if indicators of impairment are identified.

We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a quantitative impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the quantitative impairment test.

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that the reporting units' fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a quantitative impairment test. We may also elect to proceed directly to the quantitative impairment analysis without considering such qualitative factors.

For the quantitative analysis, fair values are primarily established using a discounted cash flow methodology (specifically, the income and market approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years, involve a greater degree of uncertainty.

In the fiscal 2018 first quarter, the Company early adopted ASU No. 2017-04 (issued by the FASB in January 2017), "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" on a prospective basis. This removed Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of our cost of goods sold on the Company's Consolidated Statements of Income. Research and development costs were $37.9 million for the fiscal year ended April 28, 2018 and $27.8 million for both the fiscal years ended April 29, 2017 and April 30, 2016.

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

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update are intended to address a specific consequence of U.S. Tax Reform by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. Management does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)," which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The standards will be effective for us in the fiscal year beginning April 29, 2018.

We have evaluated the impact this guidance will have on our consolidated financial statements. Our evaluation process has been conducted by our project management team, in conjunction with third-party consultants who have assisted in the process. Our project management team has analyzed the impact of these standards by reviewing our current accounting policies and practices and our customer contracts and arrangements to identify potential differences that would result from the application of this standard. The main types of provisions that have been evaluated which could impact the allocation and timing of revenue include contractually guaranteed price reductions and over-time recognition of revenue due to the manufacturing of goods with no alternative use in which the Company has a right to payment.  The contractually guaranteed price reductions could result in revenue being deferred as it relates to those material rights, which would be a change from

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

current practice. Also, the over-time recognition of revenue could result in accelerated revenue recognition for products where revenue is currently being recognized upon transfer of title at either shipment or delivery.

After performing both quantitative and qualitative analyses of the potential impacts discussed above, the Company does not expect the impact of this standard to be material upon adoption. The Company will continue to monitor the effect of the standard on our ongoing financial reporting.

Further, the Company concluded that pre-production engineering and engineering costs do not represent a promised good or service under ASC 606. This conclusion will result in a change from current accounting practices, in which these activities are treated as revenue generating activity. Going forward, the Company will recognize customer reimbursements related to pre-production costs as net within the cost of products sold line item. Given that tooling sales were only $10.4 million for both fiscal 2017 and 2018, this change in accounting treatment will have an immaterial impact on the financial statements on a go-forward basis.

We intend to elect the accounting policy election to treat shipping and handling costs as fulfillment activities, rather than performance obligations. Further, we will elect the practical expedient for significant financing components for all contracts under twelve months. We will adopt the standard utilizing the modified retrospective method. We expect enhanced disclosures and controls beginning in the first quarter of fiscal 2019.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, which is our fiscal 2019, beginning on April 29, 2018. We do not expect any impact from the adoption of this guidance on our consolidated financial statements.

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

2.  Acquisitions

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. Based on the final allocation, goodwill decreased $1.3 million from the preliminary amount reported in the Company's condensed consolidated financial statements at January 27, 2018. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$1.3
Accounts Receivable	7.4
Inventory	3.5
Intangible Assets	19.2
Goodwill	6.8
Pre-production Costs	2.3
Property, Plant and Equipment	23.8
Accounts Payable	(4.9)
Salaries, Wages and Payroll Taxes	(0.8)
Other Accrued Expenses	(0.7)
Income Taxes Payable	(0.6)
Short-term Debt	(3.2)
Other Liabilities	(2.1)
Long-term Debt	(20.6)
Deferred Income Tax Liability	(7.9)
Total Purchase Price	$23.5

The Company's condensed consolidated statements of income for the three and nine months ended January 27, 2018 were prepared based on provisional amounts for other income and income tax expense. During the fourth quarter of fiscal 2018, the Company recognized measurement period adjustments to these provisional amounts. These adjustments were included in earnings for the three months ended April 28, 2018. If the Company had completed the purchase price allocation as of the acquisition date and recognized these measurement period adjustments in its condensed consolidated statements of income for the three and nine months ended January 27, 2018, the impact would have been a decrease to other income of $0.2 million and $0.5 million, respectively, and a decrease to income tax expense of $0.1 million and $0.2 million, respectively.

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$12.3	17.0 years
Customer Relationships and Agreements - All Other Customers	2.8	11.5 years
Technology Licenses	2.1	8.5 years
Trade Names	2.0	8.5 years
Total	$19.2

Acquisition-related costs of $1.3 million were incurred in relation to the acquisition of Procoplast for the fiscal year ended April 28, 2018, of which $1.1 million have been reported in selling and administrative expenses and $0.2 million have been reported in costs of products sold on the consolidated statements of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Pacific Insight Electronics Corp.

On October 3, 2017, we acquired 100% of the outstanding common shares of Pacific Insight in a cash transaction for $108.7 million, net of cash acquired. Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets, and has manufacturing facilities in both Canada and Mexico. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Pacific Insight will be included in the Company's North American Automotive reporting unit.

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. Based on the final allocation, goodwill increased $1.9 million from the preliminary amount reported in the Company's condensed consolidated financial statements at January 27, 2018. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$4.9
Accounts Receivable	18.3
Inventory	13.0
Prepaid Expenses and Other Current Assets	0.3
Income Taxes Receivable	1.2
Intangible Assets	40.1
Goodwill	50.4
Pre-production Costs	0.8
Property, Plant and Equipment	13.2
Accounts Payable	(7.9)
Salaries, Wages and Payroll Taxes	(0.8)
Other Accrued Expenses	(2.9)
Short-term Debt	(0.8)
Long-term Debt	(3.4)
Deferred Income Tax Liability	(12.8)
Total Purchase Price	$113.6

The Company's provisional amounts were prepared based on estimated amounts for depreciation of fixed assets, amortization of intangibles and income tax expense. During the fourth quarter of fiscal 2018, the Company recognized insignificant measurement period adjustments to these provisional amounts.

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Automotive	$22.6	11.0 years
Customer Relationships and Agreements - Commercial	9.6	13.0 years
Trade Names	6.2	7.5 years
Technology Licenses	1.7	5.5 years
Total	$40.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The Company's results of operations for the fiscal year ended April 28, 2018 included approximately seven months of the operating results of Pacific Insight, which were comprised of revenues of $54.4 million and net income of $1.5 million.

The following table presents the unaudited pro forma results for the fiscal years ended April 28, 2018 and April 29, 2017. The unaudited pro forma financial information combines the results of operations of Methode and Pacific Insight as though the companies had been combined as of the beginning of fiscal 2017, and the pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, adjustments for certain acquisition-related charges, and related tax effects.

	Year Ended
(Dollars in Millions)	April 28, 2018	April 29, 2017
Revenues	$947.3	$910.0
Net Income	$62.2	$97.6

Acquisition-related costs of $5.5 million were incurred in relation to the acquisition of Pacific Insight for the year ended April 28, 2018, of which $4.9 million have been reported in selling and administrative expenses and $0.6 million have been reported in costs of products sold on the consolidated statements of income.

3.  Intangible Assets and Goodwill
For goodwill, the Company performs impairment reviews by reporting unit. At the beginning of the fourth quarter of fiscal 2018, the Company performed a quantitative goodwill impairment test on our North American Automotive and European Automotive reporting units in the Automotive segment, Power Systems Group in the Power Products segment and Hetronic in our Interface segment. In determining the estimated fair values of the reporting units, the Company was required to estimate a number of factors, including future cash flows, operating results, discount rates and market conditions. On the basis of these estimates, the analysis indicated the following:

	Fair Value of Reporting Unit	Carrying Value of Reporting Unit	Excess (Deficiency)
North American Automotive	$708.5	$215.3	$493.2
European Automotive	$386.5	$302.1	$84.4
Power Systems Group	$44.0	$13.1	$30.9
Hetronic	$77.5	$32.0	$45.5
Since the fair value of each reporting unit listed above exceeded the reporting unit carrying value, there were no goodwill impairment losses reported in the fiscal year ended April 28, 2018.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company recorded estimated goodwill of $6.8 million and $50.4 million, respectively, of which none is expected to be deductible for income taxes. The following table shows the roll-forward of goodwill.

	Automotive	Interface	Power Products	Total
Balance as of May 2, 2015	$—	$0.7	$1.0	$1.7
Goodwill Acquired	—	—	—	—
Impairment	—	—	—	—
Foreign Currency Translation	—	—	—	—
Balance as of April 30, 2016	—	0.7	1.0	1.7
Goodwill Acquired	—	—	—	—
Impairment	—	—	—	—
Foreign Currency Translation	—	(0.1)	—	(0.1)
Balance as of April 29, 2017	—	0.6	1.0	1.6
Goodwill Acquired	57.2	—	—	57.2
Impairment	—	—	—	—
Foreign Currency Translation	0.3	0.1	—	0.4
Balance as of April 28, 2018	$57.5	$0.7	$1.0	$59.2

Intangible Assets

The fair value of our indefinite-lived trade names are estimated and compared to the carrying value. We estimate the fair value of the intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual operating budgets; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate which are considered level 3 inputs in the fair value hierarchy. An impairment loss would be recognized if the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. The fair values of the trademarks tested exceeded their carrying value by approximately 44%, 28% and 17% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company acquired estimated intangible assets of $19.2 million and $40.1 million, respectively. The following tables present details of the Company's identifiable intangible assets:

	As of April 28, 2018
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$64.4	$18.1	$46.3	12.3
Trade Names, Patents and Technology Licenses	37.7	23.0	14.7	5.3
Total	$102.1	$41.1	$61.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

	As of April 29, 2017
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$16.3	$15.6	$0.7	6.8
Trade Names, Patents and Technology Licenses	25.8	19.9	5.9	1.4
Covenants Not to Compete	0.1	0.1	—	0.4
Total	$42.2	$35.6	$6.6

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2019	$7.5
2020	$5.5
2021	$5.4
2022	$5.4
2023	$5.4

As of April 28, 2018 and April 29, 2017, the trade names, patents and technology licenses included $1.8 million of trade names that are not subject to amortization.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

4.  Shareholders’ Equity

Plan to Repurchase Common Stock

In September 2015, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. The Company purchased and retired no shares of outstanding common stock in fiscal 2018, 280,168 shares of outstanding common stock for $9.8 million in fiscal 2017 and 1,997,298 shares for $62.3 million in fiscal 2016, for a total under the repurchase plan of 2,277,466 shares for $71.9 million. The program expired on September 1, 2017.

Dividends

We paid dividends totaling $14.7 million, $13.7 million and $13.5 million during fiscal 2018, 2017 and 2016, respectively.

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
Shares issuable under the 2014 Incentive Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2014 Incentive Plan (or, after May 3, 2014, an award under the 2007 Stock Plan or 2010 Stock Plan) expires, terminates, is forfeited or canceled, is settled in cash in lieu of shares of common stock, or is exchanged for a non-stock award under certain circumstances, the shares subject to the award will again be available for issuance under the 2014 Incentive Plan. As of April 28, 2018, there were 1,186,034 shares available for award under the 2014 Incentive Plan.
Restricted Stock Awards ("RSAs")
In fiscal 2016, the Compensation Committee of the Board of Directors authorized a new long-term incentive program (the “LTIP”) for key employees consisting of performance-based RSAs and time-based restricted stock units (“RSUs”). Additionally, in fiscal 2018, the Compensation Committee awarded a maximum of 128,738 RSAs to additional key members of management under the LTIP.
In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 EBITDA, with 50% of the target shares earned for threshold performance (representing 390,413 shares), 100% of the target shares earned for target performance (representing 780,825 shares) and 150% of the target shares earned for maximum performance (representing 1,171,238 shares). Prior to the third quarter of fiscal 2018, the Company had been recording the RSA compensation expense based on target performance.
Per ASC 718 accounting guidance, management is required in each reporting period to determine the fiscal 2020 EBITDA level that is "probable" (70% confidence) for which a performance condition will be achieved. During the third quarter of fiscal 2018, management determined that, mainly due to lower projections for our Dabir business, it is currently not

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

probable that the Company will meet the fiscal 2020 target consolidated EBITDA performance level of $221.0 million. The adverse timing of revenue is a result of hospital adoption patterns (initial care setting penetration and expansion) being slower and more gradual than originally planned for our Dabir Surfaces business. In the third quarter of fiscal 2018, the Company began recording the RSA compensation expense based on the threshold EBITDA performance level of $198.9 million. As a result, the Company recorded a $6.0 million compensation expense reversal in the third quarter of fiscal 2018 related to prior periods for these performance-based RSAs. This reversal of compensation expense had the effect of increasing basic and diluted earnings per share for fiscal 2018 by $0.12.
At the threshold level of performance, the expected expense for the RSAs is $12.2 million through fiscal 2020. In the fiscal year ended April 28, 2018, the Company recorded a net reversal of expense of $2.0 million related to the RSAs based on threshold levels. These amounts are inclusive of the $6.0 million compensation expense reversal discussed above. During the fiscal year ended April 29, 2017, the Company recorded $5.7 million in compensation expense related to the RSAs, based on target levels. During the fiscal year ended April 30, 2016, the Company recorded $2.8 million in compensation expense related to the RSAs, based on target levels.
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
Restricted Stock Units
In fiscal 2018, the Compensation Committee awarded 30,925 RSUs to Methode management. In the aggregate, the Company has granted 638,925 RSUs to key employees, of which 382,372 are still outstanding. The RSUs are subject to a vesting period, with 30% which vested on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $18.4 million through fiscal 2020. During the fiscal years ended April 28, 2018, April 29, 2017 and April 30, 2016, the Company recorded $5.0 million, $5.5 million and $2.8 million, respectively, of compensation expense related to the RSUs.
Director Awards
During fiscal 2018, the Company issued 24,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $1.0 million of compensation expense related to these shares during the fiscal year ended April 28, 2018.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table summarizes the RSA and RSU activity for fiscal 2016, fiscal 2017 and fiscal 2018 under the 2014 Incentive Plan:

	RSA Shares	RSU Shares
Unvested and Unissued at May 2, 2015	—	—
Awarded	1,185,000	576,000
Vested	(24,000)	—
Forfeited and Canceled	—	—
Unvested and Unissued at April 30, 2016	1,161,000	576,000
Awarded	99,000	32,000
Vested	(27,000)	(11,333)
Forfeited and Canceled	(64,500)	(28,667)
Unvested and Unissued at April 29, 2017	1,168,500	568,000
Awarded	152,738	30,925
Vested	(24,000)	(160,553)
Forfeited and Canceled	(126,000)	(56,000)
Unvested and Unissued at April 28, 2018	1,171,238	382,372

Grant Fiscal Year	Number of Shares Unvested		Vesting Period	Weighted Average Value	Probable Unearned Compensation Expense at April 28, 2018	Target Unearned Compensation Expense at April 28, 2018
2016, 2017 and 2018	363,413	(1)	Five-year RSA cliff, performance-based	$34.11	$5.5	$11.0
2016, 2017 and 2018	382,372		Five-year RSU, 30% in fiscal 2018, 30% in fiscal 2019 and 40% in fiscal 2020	$35.85	$5.1	$5.1

(1) RSA shares based on fiscal 2020 EBITDA threshold levels

2010 Stock Plan

The 2010 Stock Plan permits a total of 2,000,000 shares of our common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance share units. The 2010 Stock Plan is designed to allow for "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended. As such, qualified awards payable pursuant to the 2010 Stock Plan should be deductible for federal income tax purposes under most circumstances. In the event of a change in control, the vesting of all outstanding option awards will be accelerated. With the approval of the 2014 Incentive Plan, no further awards shall be granted under the 2010 Stock Plan.

Stock Options Awarded Under the 2010 Stock Plan

There were no options awarded in fiscal 2016, fiscal 2017 or fiscal 2018 under the 2010 Stock Plan. The previously awarded stock options have a ten-year term and vested 33.3% each year over a three-year period.  The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following tables summarize the stock option activity and related information for fiscal 2018, 2017 and 2016 for the stock options granted under the 2010 Stock Plan:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 2, 2015	242,667	$24.50
Awarded	—	—
Exercised	(18,668)	12.96
Canceled	(26,667)	32.07
Outstanding at April 30, 2016	197,332	24.55
Awarded	—	—
Exercised	(125,332)	17.40
Canceled	—	—
Outstanding at April 29, 2017	72,000	37.01
Awarded	—	—
Exercised	—	—
Canceled	—	—
Outstanding at April 28, 2018	72,000	$37.01

Options Outstanding at April 28, 2018
Shares	Exercise Price	Avg. Remaining Life (Years)
72,000	$37.01	6.3

Options Exercisable at April 28, 2018
Shares	Exercise Price	Avg. Remaining Life (Years)
72,000	$37.01	6.3

The options outstanding had an intrinsic value of $0.3 million at April 28, 2018. The intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 28, 2018.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Restricted Stock and Restricted Stock Units Awarded Under the 2010 Stock Plan

During fiscal 2012, our Compensation Committee awarded 100,000 shares of common stock subject to performance-based restricted stock awards ("RSAs") to certain non-executive members of management. The performance measure was the Company's internal enterprise value at the end of fiscal 2015. The internal enterprise value was equal to the product of (i) fiscal 2015 EBITDA and (ii) 7.5 (the historic multiple of EBITDA), subject to an adjustment for cash, short-term investments, debt, preferred stock, certain equity issuances, certain acquisitions and the changes in the dividend rate. The restricted stock awards vested one-third as of the end of fiscal 2015, one-third as of the end of fiscal 2016 and the final one-third as of the end of fiscal 2017, based on the enterprise value as of the end of fiscal 2015, to the extent the performance goals have been achieved and provided the employee remained employed. The Company exceeded the targeted internal enterprise value measure for fiscal 2015.

During fiscal 2011, our Compensation Committee awarded 320,000 shares of common stock subject to time-based restricted stock units to certain executive officers. The restricted stock units vested 20% each year on the last day of our fiscal year and were fully vested on the last day of fiscal 2015, provided the executive remained employed. The shares of common stock underlying the vested RSUs will not be delivered to the employee until after the employee terminates employment from the Company. As of April 28, 2018, 210,000 shares of common stock have not yet been delivered to the employees, due to their continued employment with the Company.

The following table summarizes the RSA activity for fiscal years 2018, 2017 and 2016 under the 2010 Stock Plan:

RSA Shares
Unvested and Unissued at May 2, 2015	66,667
Awarded	—
Vested	(33,333)
Forfeited and Canceled	—
Unvested and Unissued at April 30, 2016	33,334
Awarded	—
Vested	(33,334)
Forfeited and Canceled	—
Unvested and Unissued at April 29, 2017	—
Awarded	—
Vested	—
Forfeited and Canceled	—
Unvested and Unissued at April 28, 2018	—

2007 Stock Plan

The 2007 Stock Plan permitted a total of 1,250,000 shares of our common stock to be awarded to participants.  Shares issued under the Stock Plan may be either authorized but unissued shares, or treasury shares.  With the approval of the 2014 Incentive Plan, no further awards shall be granted under the 2007 Stock Plan.

Stock Options Awarded Under the 2007 Stock Plan

There were no shares awarded for the 2007 Stock Plan in fiscal 2018, fiscal 2017 or fiscal 2016. The stock options awarded under the 2007 Stock Plan have a ten-year term. The exercise price is the closing price on the date granted.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following tables summarize the stock option activity and related information for the stock options granted under the 2007 Stock Plan for fiscal year 2018, 2017 and 2016:

	Summary of Option Activity
	Shares	Wtd. Avg. Exercise Price
Outstanding at May 2, 2015	108,000	$24.21
Awarded	—	—
Exercised	(28,334)	10.99
Canceled	—	—
Outstanding at April 30, 2016	79,666	28.91
Awarded	—	—
Exercised	(22,497)	21.52
Canceled	—	—
Outstanding at April 29, 2017	57,169	31.82
Awarded	—	—
Exercised	(13,333)	24.67
Canceled	(1,668)	37.01
Outstanding at April 28, 2018	42,168	$33.87

Options Outstanding at April 28, 2018
Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	$10.55	2.2
37,168	$37.01	6.3
42,168	$33.87

Options Exercisable at April 28, 2018
Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	$10.55	2.2
37,168	$37.01	6.3
42,168	$33.87

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

The options outstanding had an intrinsic value of $0.3 million at April 28, 2018.

Restricted Stock Awards Awarded Under the 2007 Stock Plan

In April 2007, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs.  The RSUs were subject to the same vesting schedule and other major provisions of the RSAs they replaced, except the shares of stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of our fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code.  The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid. The RSU’s were fully vested as of April 28, 2018.  As of April 28, 2018, 29,945 shares have been delivered in connection with the RSUs with a remaining balance to be delivered of 195,055 shares.

Stock-based Compensation

We recognize pre-tax compensation expense for stock options, RSA's and RSU's under our 2014 Incentive Plan and our 2010 and 2007 Stock Plans in the selling and administrative section of our Consolidated Statements of Income. Our awards subject to graded vesting are recognized using the accelerated recognition method. As of April 28, 2018, we had 10.6 million of unrecognized equity-based compensation cost that we expect to recognize over a weighted average period of 2.0 years.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The table below summarizes the expense related to the equity awards for fiscal 2018, 2017 and 2016.

	Compensation Expense
	Fiscal 2018	Fiscal 2017	Fiscal 2016
2014 Incentive Plan:
RSAs	$(1.0)	$6.6	$3.6
RSUs	5.0	5.5	2.8
Total 2014 Incentive Plan	4.0	12.1	6.4

2010 Stock Plan:
RSUs	—	0.1	0.1
Stock Options	—	0.1	0.3
Total 2010 Stock Plan	—	0.2	0.4

2007 Stock Plan:
Stock Options	—	0.1	0.6
Total 2007 Stock Plan	—	0.1	0.6

Total Compensation Expense	$4.0	$12.4	$7.4

5.  Employee 401(k) Savings Plan

We have an employee 401(k) Savings Plan covering substantially all U.S. employees to which we make contributions equal to 3% of eligible compensation.  Our contribution to the employee 401(k) Savings Plan was $1.4 million in fiscal 2018 and $1.3 million in both fiscal 2017 and 2016.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

6.  Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which incorporates significant changes to U.S. corporate income tax laws. This included a reduction in the statutory federal corporate income tax rate from 35% to 21%, which resulted in a blended statutory federal rate of 30.5% for the fiscal year ended April 28, 2018, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, and limiting the deductibility of certain executive compensation.
Under ASC Topic 740 ("ASC 740"), a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. The U.S. Tax Reform legislation was signed into law on December 22, 2017. As such, the Company included such results into its financial statements for the year ending April 28, 2018.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a one-year measurement period to finalize the effects associated with U.S. Tax Reform. The Company recognized an estimated net income tax charge with respect to U.S. Tax Reform of $53.7 million. This net income tax charge includes $48.5 million associated with the one-time repatriation tax from the earnings of the Company’s foreign subsidiaries, which is payable over 8 years, and a re-measurement of the Company’s net U.S. deferred tax assets of $5.2 million.
Due to the timing and complexity of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded in fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information. The Company did make a provisional adjustment of $3.1 million to reduce the overall impact of U.S. Tax Reform to $53.7 million due to actual amounts as of April 28, 2018 that were previously estimated. This provisional adjustment reduced the effective tax rate for fiscal 2018 by 2.5%. As such, the Company will update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Significant components of our deferred tax assets and liabilities were as follows:

	April 28, 2018	April 29, 2017
Deferred Tax Liabilities:
Accelerated Tax Depreciation	$6.3	$2.0
Accelerated Book Amortization	11.4	—
Foreign Tax Withheld	4.8	4.2
Deferred Income	0.2	0.4
Deferred Tax Liabilities, Gross	22.7	6.6
Deferred Tax Assets:
Deferred Compensation and Stock Award Amortization	7.5	10.1
Inventory Valuation Differences	1.8	2.9
Property Valuation Differences	2.0	1.9
Accelerated Book Amortization	—	7.2
Environmental Reserves	0.2	0.5
Bad Debt Reserves	0.1	0.1
Vacation Accruals	1.0	1.0
Foreign Investment Tax Credit	29.3	17.9
Net Operating Loss Carryovers	5.8	4.7
Other Accruals	1.5	2.6
Deferred Tax Assets, Gross	49.2	48.9
Less Valuation Allowance	2.5	1.9
Deferred Tax Assets, Net of Valuation Allowance	46.7	47.0
Net Deferred Tax Assets	$24.0	$40.4
Balance Sheet Classification:
Non-current Asset	42.3	40.4
Non-current Liability	(18.3)	—
Net Deferred Tax Assets	$24.0	$40.4

The Company evaluated all available positive and negative evidence, including past operating results and the projection of future taxable income and determined it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our state net deferred tax assets. We will continue to maintain a valuation allowance of $2.5 million related to certain state, federal, and foreign net operating loss carryovers and other credits until determined that these deferred tax assets are more likely than not realizable.

At April 28, 2018, we had available $2.1 million of federal, $78.2 million of state and $0.3 million of foreign net operating loss carryforwards (having a tax benefit of $0.4 million, $5.2 million and $0.1 million, respectively). If unused, the U.S. federal net operating loss carryforwards will expire in the years 2019 through 2031. The state net operating loss carryforwards will expire in the years 2019 through 2037.

The tax laws of Malta provide for investment tax credits of 30.0% of certain qualified expenditures.  Total unused credits are $29.3 million as of April 28, 2018, of which $27.6 million can be carried forward indefinitely and $1.7 million expire in 2020.  We record investment tax credits using the "flow through" method.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Components of income before income taxes are as follows:

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Domestic Source	$11.4	$21.6	$25.3
Foreign Source	112.4	94.3	85.6
Income before Income Tax	$123.8	$115.9	$110.9

Income taxes consisted of the following:

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Current
Federal	$46.5	$9.2	$2.8
Foreign	18.8	17.0	14.7
State	0.3	0.7	0.6
Subtotal	65.6	26.9	18.1

Deferred
Federal and State	11.6	(1.2)	5.5
Foreign	(10.6)	(2.7)	2.7
Subtotal	1.0	(3.9)	8.2
Total Income Tax Expense	$66.6	$23.0	$26.3

A reconciliation of the consolidated provisions for income taxes from continuing operations to amounts determined by applying the prevailing statutory federal income tax rate to pre-tax earnings is as follows:

	Fiscal Year Ended
	April 28, 2018		April 29, 2017		April 30, 2016
Income Tax at Statutory Rate	$37.7	30.5%	$40.5	35.0%	$38.9	35.0%
Effect of:
State Income Taxes, Net of Federal Benefit	0.1	0.1%	0.9	0.8%	0.4	0.4%
U.S. Tax Reform Repatriation	48.5	39.2%	—	—%	—	—%
Foreign Operations with Lower Statutory Rates	(15.3)	(12.4)%	(14.5)	(12.5)%	(11.9)	(10.7)%
Foreign Investment Tax Credit	(9.8)	(7.9)%	(4.7)	(4.1)%	(2.1)	(1.9)%
Change in Tax Reserve	0.1	—%	0.1	0.1%	0.1	0.1%
Change in Valuation Allowance	0.4	0.3%	0.3	0.3%	0.1	0.1%
Tax Rate Change, Foreign	(1.5)	(1.2)%	—	—%	—	—%
U.S. Tax Reform Re-measurements	5.2	4.2%	—	—%	—	—%
Other, Net	1.2	1.0%	0.4	0.3%	0.8	0.8%
Income Tax Provision (Benefit)	$66.6	53.8%	$23.0	19.9%	$26.3	23.8%

We paid income taxes of $20.2 million in fiscal 2018, $19.0 million in fiscal 2017 and $10.0 million in fiscal 2016.  No U.S. provision has been made for income taxes on undistributed earnings on foreign operations other than the one-time repatriation tax. Other than specifically identified amounts, the remaining foreign earnings are expected to be indefinitely

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

reinvested within our foreign operations.  If the undistributed net income of $306.6 million were distributed as dividends, the Company would not be subject to material additional U.S. income tax expense on these future distributions. In certain jurisdictions, these distributions may be subject to foreign tax withholdings. However, it is not practicable to estimate the amount of foreign tax withholdings at this time.

 As of April 28, 2018, our gross unrecognized tax benefits totaled $1.4 million, which would favorably affect the effective tax rate if resolved in our favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance as of April 29, 2017	$1.3
Increases for Positions Related to the Prior Years	—
Increases for Positions Related to the Current Year	0.1
Decreases for Positions Related to the Prior Years	—
Lapsing of Statutes of Limitations	—
Balance as of April 28, 2018	$1.4

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2015 and for state tax purposes on or after fiscal year 2013.  Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years.  In the major foreign jurisdictions, fiscal year 2012 and subsequent periods remain open and subject to examination by taxing authorities.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  We had $0.1 million accrued for interest and no accrual for penalties at April 28, 2018.

7.  Income Per Share

Basic income per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period.  Diluted income per share is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Numerator:
Net Income	$57.2	$92.9	$84.6

Denominator:
Denominator for Basic Earnings Per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Awards	37,281,630	37,283,096	38,333,484
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	260,269	202,605	138,128
Denominator for Diluted Earnings Per Share	37,541,899	37,485,701	38,471,612

Basic and Diluted Income Per Share:
Basic Income Per Share	$1.54	$2.49	$2.21
Diluted Income Per Share	$1.52	$2.48	$2.20

Options to purchase 138,500 shares of common stock were outstanding at April 30, 2016, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

shares; therefore, the effect would have been anti-dilutive. RSAs for 363,413 shares, 779,000 shares and 774,000 shares have been excluded in the computation of diluted net income per share for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, as these awards are contingent on the Company's full year performance in fiscal 2020.

8.  Environmental Matters

We are not aware of any potential unasserted environmental claims that may be brought against us.  We are involved in environmental investigations and/or remediation at two of our plant sites no longer used for operations.  We use environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements.  Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated.  A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology.  Considering these factors, we have estimated (without discounting) the costs of remediation, which will be incurred over a period of several years.  Recovery from insurance or other third parties is not anticipated.  We are not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2019.

At April 28, 2018 and April 29, 2017, we had accruals, primarily based upon independent engineering studies, for environmental matters of $1.1 million and $1.3 million, respectively, of which $0.8 million was classified in other accrued expenses and the remainder was included in other long-term liabilities on our Consolidated Balance Sheets.  We believe the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2018, we spent $0.3 million on remediation cleanups and related studies, compared with $1.2 million in fiscal 2017 and $1.0 million in fiscal 2016.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2018, fiscal 2017 or fiscal 2016.

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander, and an affiliated company has filed a suit in front of the European Union Intellectual Property Office seeking to invalidate the company’s NOVA trademark in the EU. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of April 28, 2018, discovery has been closed, and the parties are briefing summary judgment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

10.  Material Customers

Sales to two customers in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of our business.  Net sales to these two customers approximated 43.3% and 12.3% of consolidated net sales, respectively, in fiscal 2018; these two customers accounted for 49.6% and 9.3% of consolidated net sales, respectively, in fiscal 2017 and these two customers accounted for 49.5% and 11.5% of consolidated net sales, respectively, in fiscal 2016.

At April 28, 2018 and April 29, 2017, accounts receivable from these two customers in the automotive industry were approximately $83.8 million and $90.6 million, respectively, which included $53.4 million and $55.3 million, respectively, at our North American Automotive reporting unit.  Accounts receivable are generally due within 30 days to 60 days.  Credit losses relating to all customers have not been material.

11.  Debt

We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At April 28, 2018, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the year ended April 28, 2018, we had $80.0 million of borrowings and payments of $78.9 million, which includes interest of $1.9 million, under this credit facility. As of April 28, 2018, there were outstanding balances against the credit facility of $30.0 million. We believe the fair value approximates the carrying amount as of April 28, 2018.
Methode's newly acquired subsidiary, Pacific Insight, is party to two separate credit agreements, one with the Bank of Montreal and one with Roynat. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances. Funds are available in either Canadian or U.S. currency and any borrowings are fully secured by a mix of current and long-lived assets. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of April 28, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
The credit agreement between Pacific Insight and Roynat has a maturity date of May 24, 2020 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the seven-month period that Methode has owned Pacific Insight, we have had no borrowings and repayments of $0.4 million under this credit facility. As of April 28, 2018, there were outstanding balances against the credit facility of $3.6 million, of which $0.7 million is due within the next twelve months, and Pacific Insight was in compliance with the covenants of the agreement. All borrowings under this credit facility are fully secured by real estate owned by Pacific Insight. We believe the fair value approximates the carrying amount as of April 28, 2018.
Excluding credit facilities, the Company also holds debt that was assumed in the acquisitions of Procoplast and Pacific Insight. As of April 28, 2018, Procoplast holds short-term debt totaling $3.6 million, with a weighted average interest rate of 1.65%. As of April 28, 2018, Procoplast holds long-term debt that consists of nineteen notes totaling $20.5 million, with a weighted-average interest rate of 1.46% and maturities ranging from 2019 to 2031. Pacific Insight holds debt in the form of an interest-free loan from the Canadian government that matures in 2019. As of April 28, 2018, the $0.1 million remaining liability for this debt is classified as short-term.

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

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the aerospace, appliance, commercial food service, construction, consumer, material handling, medical, military, mining, point-of-sale, and telecommunications markets.  Solutions include conductive polymers, industrial safety radio remote controls, optical and copper transceivers, and solid-state field-effect consumer touch panels.  Services include the design and installation of fiber optic and copper infrastructure systems and manufacturing active and passive optical components. Through fiscal 2018, the interface segment included our Methode Development Company business, which provided conductive ink products for the automotive market. The business was shuttered at the end of fiscal 2018 due to a management-driven strategic change in direction. Through fiscal 2017, the Interface segment included our Connectivity reporting unit, which provided solutions for computer and networking markets, including connectors and custom cable assemblies. This reporting unit was shuttered at the end of fiscal 2017 due to market conditions.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The tables below present information about our reportable segments.

	Year Ended April 28, 2018
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$738.4	$116.1	$63.4	$0.3	$(9.9)	$908.3
Transfers between Segments	(9.7)	(0.3)	(0.2)	—	10.2	—
Net Sales to Unaffiliated Customers	$728.7	$115.8	$63.2	$0.3	$0.3	$908.3

Income/(Loss) from Operations	$156.3	$5.0	$14.0	$(11.4)	$(45.6)	$118.3
Interest Expense, Net						0.9
Other Income, Net						(6.4)
Income before Income Taxes						$123.8

Depreciation and Amortization	$21.3	$3.5	$1.6	$0.8	$0.9	$28.1

Identifiable Assets	$632.7	$251.4	$48.5	$8.1	$(24.8)	$915.9

	Year Ended April 29, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$641.0	$128.2	$56.5	$2.2	$(11.4)	$816.5
Transfers between Segments	(8.8)	(0.8)	(0.2)	(1.9)	11.7	—
Net Sales to Unaffiliated Customers	$632.2	$127.4	$56.3	$0.3	$0.3	$816.5

Income/(Loss) from Operations	$148.3	$(0.9)	$11.5	$(12.4)	$(35.7)	$110.8
Interest Income, Net						(0.4)
Other Income, Net						(4.7)
Income before Income Taxes						$115.9

Depreciation and Amortization	$15.5	$4.2	$2.8	$1.0	$0.8	$24.3

Identifiable Assets	$462.3	$202.5	$46.2	$5.2	$(12.2)	$704.0

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

The following table sets forth certain geographic financial information for fiscal years ended April 28, 2018, April 29, 2017 and April 30, 2016.  Geographic net sales and income are determined based on our sales and income from our various operational locations.

	Fiscal Year Ended
	April 28, 2018	April 29, 2017	April 30, 2016
Net Sales:
U.S.	$487.5	$506.9	$491.9
Malta	184.0	155.5	167.1
China	117.3	127.7	124.8
Canada	54.4	—	—
Belgium	26.2	—	—
Other	38.9	26.4	25.3
Total Net Sales	$908.3	$816.5	$809.1

Property, Plant and Equipment, Net:
U.S.	$63.3	$44.9	$44.0
Malta	36.8	26.4	28.7
Belgium	25.0	—	—
Canada	13.9	—	—
Egypt	10.7	8.4	8.2
China	7.2	5.9	7.4
Mexico	4.6	4.3	3.9
Other	0.7	0.7	0.8
Total Property, Plant and Equipment, Net	$162.2	$90.6	$93.0

13.  Lease Commitments

We have lease commitments expiring at various dates, principally for manufacturing equipment and warehouse and office space.

Rental expense under non-cancelable operating leases amounted to $5.9 million, $4.9 million and $5.0 million in fiscal 2018, 2017 and 2016, respectively.

In fiscal 2018, we acquired capital leases of $2.7 million in the acquisition of Procoplast. Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2018	2017
Manufacturing Equipment	$1.6	$—
Accumulated Amortization	(0.2)	—
Net Capital Leases	$1.4	$—

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

At April 28, 2018, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2019	$0.9	$6.7
2020	0.8	5.3
2021	0.5	3.3
2022	0.5	2.3
2023	0.2	1.4
Later Years	—	1.3
Net Minimum Lease Payments	2.9	$20.3
Less Amount Representing Interest	(0.1)
Present Value of Net Minimum Lease Payments	2.8
Less Current Portion	(0.9)
Long-term Obligations at April 28, 2018	$1.9

14.  Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements.  We had $20.5 million and $15.5 million for fiscal year ended April 28, 2018 and April 29, 2017, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $10.1 million and $7.1 million for the fiscal year ended April 28, 2018 and April 29, 2017, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

15.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended April 28, 2018 and April 29, 2017:

	Fiscal 2018
	Quarter Ended
	July 29, 2017	October 28, 2017	January 27, 2018	April 28, 2018
Net Sales	$201.2	$230.1	$228.0	$249.0
Gross Profit	$55.6	$62.0	$60.1	$61.9
Net Income (Loss)	$20.5	$24.2	$(24.3)	$36.8
Net Income (Loss) per Basic Common Share	$0.55	$0.65	$(0.65)	$0.99
Net Income (Loss) per Diluted Common Share	$0.55	$0.64	$(0.65)	$0.98

	Fiscal 2017
	Quarter Ended
	July 30, 2016	October 29, 2016	January 28, 2017	April 29, 2017
Net Sales	$191.9	$209.3	$195.6	$219.7
Gross Profit	$54.1	$55.6	$53.4	$55.2
Net Income	$21.2	$24.9	$23.7	$23.1
Net Income per Basic Common Share	$0.57	$0.66	$0.64	$0.62
Net Income per Diluted Common Share	$0.57	$0.66	$0.63	$0.62

Significant Items for Fiscal 2018

The table below contains items included in fiscal 2018:

	Fiscal 2018
	Quarter Ended
	July 29, 2017	October 28, 2017	January 27, 2018	April 28, 2018
Legal Fees Related to the Hetronic lawsuit	$2.9	$1.6	$1.5	$2.1
Acquisition-related Expenses	$2.6	$4.2	$—	$—
Grant Income from Foreign Government for Maintaining Certain Employment Levels	$—	$(1.5)	$(3.6)	$(2.2)
Compensation Expense Reversal Related to the Re-estimation of RSA Performance Level	$—	$—	$(6.0)	$—
Discrete Estimated Net Income Tax Charge with Respect to U.S. Tax Reform	$—	$—	$56.8	$(3.1)
Foreign Investment Tax Credit	$(0.4)	$(0.4)	$(0.3)	$(8.7)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

Significant Items for Fiscal 2017

	Fiscal 2017
	Quarter Ended
	July 30, 2016	October 29, 2016	January 28, 2017	April 29, 2017
Legal Fees Related to the Hetronic lawsuit	$4.3	$2.3	$1.6	$2.8
Shut-down Costs for Two Reporting Units	$—	$—	$—	$2.2
Acquisition Expenses *	$—	$—	$—	$1.5
Grant Income from Foreign Government for Maintaining Certain Employment Levels	$—	$(1.5)	$(1.5)	$(1.5)

* Related to a Potential Acquisition We Elected Not to Undertake.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

COL. A	COL. B	COL. C		COL. D.		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period

YEAR ENDED APRIL 28, 2018:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.6	$—	$—	$0.1	(2)	$0.5
Deferred tax valuation allowance	$1.9	$—	$—	$(0.6)	(5)	$2.5

YEAR ENDED APRIL 29, 2017:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.5	$0.1	$—	$—	(2)	$0.6
Deferred tax valuation allowance	$1.3			$(0.6)	(5)	$1.9

YEAR ENDED APRIL 30, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$0.5	$0.1	$—	$0.1	(2)	$0.5
Deferred tax valuation allowance	$2.0			$0.7	(5)	$1.3
 ______________________________________
(1) Impact of foreign currency translation and other reclassifications.
(2) Uncollectible accounts written off, net of recoveries.
(3) Primarily represents changes in Malta valuation allowance and changes in temporary items.
(4) Represents release of the U.S. valuation allowance.
(5) Represents change in temporary items.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect
3.2	Bylaws of Registrant, as amended and currently in effect
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
10.1*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda
10.2*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon
10.3*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda
10.4*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda
10.5*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda
10.6*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda
10.7*	Methode Electronics, Inc. 2007 Stock Plan
10.8*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas
10.9*	Form of Amendment to Change in Control Agreement
10.10*	Methode Electronics, Inc. 2010 Stock Plan
10.11*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement
10.12*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement
10.13*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan
10.14*	2014 Omnibus Incentive Plan Performance Based Restricted Stock Form Award Agreement - Executive Officer
10.15*	2014 Omnibus Incentive Plan - Restricted Stock Unit Form Award Agreement - Executive Officer
10.16*	Form of Amendment to Change in Control Agreement dated November 8, 2010
10.17*	Consulting Agreement between Douglas A. Koman and the Company, dated September 16, 2016
10.18
Credit Agreement dated as of November 18, 2016 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein

10.19*	Form of First Amendment to Performance Based Restricted Stock Award Agreement dated as of July 19, 2017
10.20*	Agreement and General Release between the Company and John R. Hrudicka, effective April 7, 2018
10.21*	Consulting Agreement between the Company and Theodore P. Kill dated May 8, 2018
10.22*	Change in Control Agreement dated June 14, 2017 between Methode Electronics, Inc. and Andrea Barry
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File

*  Management Compensatory Plan

** As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.