Form 10-Q
period 2018-07-28
METHODE ELECTRONICS INC
filed 2018-08-30
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 28, 2018

or

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

At August 28, 2018, registrant had 36,986,952 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 28, 2018

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended
	July 28, 2018	July 29, 2017
Net Sales	$223.4	$201.2

Cost of Products Sold	163.3	145.6

Gross Profit	60.1	55.6

Selling and Administrative Expenses	29.5	29.6
Amortization of Intangibles	1.9	0.6

Income from Operations	28.7	25.4

Interest Expense (Income), Net	0.2	(0.2)
Other Expense, Net	0.3	0.8

Income before Income Taxes	28.2	24.8

Income Tax Expense	4.5	4.3

Net Income	$23.7	$20.5

Basic and Diluted Income per Share:
Basic	$0.63	$0.55
Diluted	$0.63	$0.55

Cash Dividends:
Common Stock	$0.11	$0.09

Weighted Average Number of Common Shares Outstanding:
Basic	37,350,444	37,248,689
Diluted	37,637,502	37,561,240
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	July 28, 2018	July 29, 2017
Net Income	$23.7	$20.5

Foreign Currency Translation Adjustment	(17.9)	24.6
Comprehensive Income	$5.8	$45.1
See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	July 28, 2018	April 28, 2018
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$228.5	$246.1
Accounts Receivable, Net	181.1	202.6
Inventories:
Finished Products	21.1	15.4
Work in Process	9.1	14.6
Materials	58.3	54.1
Total Inventories	88.5	84.1
Prepaid and Refundable Income Taxes	9.9	2.4
Prepaid Expenses and Other Current Assets	15.9	14.8
Total Current Assets	523.9	550.0
Property Plan and Equipment:
Land	0.8	0.8
Buildings and Building Improvements	74.0	69.2
Machinery and Equipment	362.9	364.7
Property, Plant and Equipment, Gross	437.7	434.7
Less: Allowances for Depreciation	272.4	272.5
Property, Plant and Equipment, Net	165.3	162.2
Other Assets:
Goodwill	58.8	59.2
Other Intangible Assets, Net	58.2	61.0
Cash Surrender Value of Life Insurance	8.5	8.2
Deferred Income Taxes	41.5	42.3
Pre-production Costs	23.4	20.5
Other	13.2	12.5
Total Other Assets	203.6	203.7
Total Assets	$892.8	$915.9
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable	$79.0	$89.5
Salaries, Wages and Payroll Taxes	17.6	22.8
Other Accrued Expenses	21.4	21.6
Short-term Debt	3.9	4.4
Income Tax Payable	14.9	18.7
Total Current Liabilities	136.8	157.0
Long-term Debt	49.2	53.4
Long-term Income Taxes Payable	42.6	42.6
Other Liabilities	4.4	4.6
Deferred Income Taxes	17.6	18.3
Deferred Compensation	10.0	10.0
Total Liabilities	260.6	285.9
Shareholders' Equity:
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,333,576 and 38,198,353 shares issued as of July 28, 2018 and April 28, 2018, respectively	19.2	19.1
Additional Paid-in Capital	138.5	136.5
Accumulated Other Comprehensive Income (Loss)	(4.0)	13.9
Treasury Stock, 1,346,624 shares as of July 28, 2018 and April 28, 2018	(11.5)	(11.5)
Retained Earnings	490.0	472.0
Total Shareholders' Equity	632.2	630.0
Total Liabilities and Shareholders' Equity	$892.8	$915.9
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	July 28, 2018	July 29, 2017
Operating Activities:
Net Income	$23.7	$20.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Depreciation	6.5	5.0
Amortization of Intangible Assets	1.9	0.6
Stock-based Compensation	2.0	4.1
Change in Deferred Income Taxes	(0.4)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	6.4	15.1
Inventories	(6.1)	(1.5)
Prepaid Expenses and Other Assets	(3.3)	(9.1)
Accounts Payable and Other Expenses	(10.7)	(11.1)
Net Cash Provided by Operating Activities	20.0	23.6
Investing Activities:
Purchases of Property, Plant and Equipment	(18.2)	(8.0)
Acquisition of Business, Net of Cash Acquired	—	(22.2)
Sale of Business/Investment/Property	—	0.3
Net Cash Used in Investing Activities	(18.2)	(29.9)
Financing Activities:
Taxes Paid Related to Net Share Settlement of Equity Awards	(1.7)	(0.3)
Cash Dividends	(4.1)	(3.4)
Repayment of Borrowings	(3.6)	(2.0)
Net Cash Used in Financing Activities	(9.4)	(5.7)
Effect of Foreign Currency Exchange Rate Changes on Cash	(10.0)	15.9
Increase (Decrease) in Cash and Cash Equivalents	(17.6)	3.9
Cash and Cash Equivalents at Beginning of Year	246.1	294.0
Cash and Cash Equivalents at End of Period	$228.5	$297.9
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.    BASIS OF PRESENTATION
Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed, and our financial results are reported, on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  The condensed consolidated financial statements and related disclosures as of July 28, 2018 and results of operations for the three months ended July 28, 2018 and July 29, 2017 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 28, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 28, 2018, filed with the SEC on June 21, 2018.  Results may vary from quarter-to-quarter for reasons other than seasonality.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update are intended to address a specific consequence of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. For Methode, the amendments in this update will be effective for our fiscal 2020, beginning on April 28, 2019. Management does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (ASC 842)," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Accounting Standards Codification ("ASC") 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 28, 2019. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented.

In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact that ASU 2016-02 and ASU 2018-11 will have on our condensed consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which created ASC 606 “Revenue from Contracts with Customers” (“ASC 606”) and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” (“ASC 605”). The guidance in ASU No. 2014-09 and subsequently issued amendments outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

services.  The new standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers including significant judgments and changes in judgments. We adopted the new standard effective April 29, 2018 using the modified retrospective transition method with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. See Note 3, "Revenue" for further details.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The standard was adopted by Methode on April 29, 2018 and did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The amendments in this ASU, where practicable, are to be applied retrospectively. The standard was adopted by Methode on April 29, 2018 and did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard was adopted by Methode on April 29, 2018 and did not have a material impact on our consolidated financial statements.
3.    REVENUE
The Company is a global manufacturer of component and subsystem devices whose components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries. On April 29, 2018, we adopted ASC 606 along with the related amendments using a modified retrospective approach to all contracts open as of that date. Upon adoption, we recognized a $0.1 million increase to opening retained earnings. This adjustment was a result of modifying our revenue recognition pattern for highly customized goods with no alternative use to over time recognition instead of point in time and for deferring revenue related to material rights that we provide to our customers. The overall impact to our financial statements was immaterial. We have modified our controls to address the risks present under ASC 606.

As we have adopted ASC 606 using the modified retrospective approach, our prior periods have not been restated, and as such they are presented under ASC 605. The impact of the changes in accounting policy on our first quarter of fiscal 2019 is provided below.

	Impact of Changes in Accounting Policies
(Dollars in Millions)	As Reported	Adjustments	Balance Under ASC 605
Net Sales	$223.4	$(7.1)	$230.5
Cost of Products Sold	$163.3	$(7.2)	$170.5
Total Inventories	$88.5	$(0.7)	$89.2
Contract Assets	$1.0	$1.0	$—
Contract Liabilities	$0.2	$0.2	$—
Retained Earnings	$490.0	$0.1	$489.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Revenue Accounting Policy:

In May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company adopted ASC 606 as of April 29, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained earnings within our condensed consolidated balance sheets.  In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, the Company has disclosed the accounting policies in effect prior to April 29, 2018, as well as the policies it has applied starting April 29, 2018.

Periods prior to April 29, 2018

Revenue is recognized in accordance with ASC 605.  Revenue is recognized upon either shipment or delivery (depending on shipping terms) of product to customers and is recorded net of returns, allowances, customer discounts, and incentives.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Periods commencing April 29, 2018

The majority of our revenue is recognized at a point in time.  The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, with the exception of consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

Revenues associated with products which we believe have no alternative use, and where the Company has an enforceable right to payment, are recognized on an over time basis.  In transition to ASC 606, the Company noted some customers ordered highly customized parts, in which the Company was entitled to payment throughout the manufacturing process. In accordance with ASC 606, the Company has begun recognizing revenue over time for these customers as the performance obligation is satisfied. The Company believes the most faithful depiction of the transfer of goods to the customer is based on progress to date, which is typically smooth throughout the production process. As such, the company recognizes revenue evenly over the production process through transfer of control to the customer.

In addition, customers typically negotiate annual price downs. Management has evaluated these price downs and determined that in some instances, these price downs give rise to a material right. In instances that a material right exists, a portion of the transaction price is allocated to the material right and recognized over the life of the contract.

Our warranties are standard, assurance-type warranties only. We do not offer any additional service or extended term warranties to our customers. As such, we continue to recognize warranty as an expense with accounting outside of the scope of ASC 606.

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known.

Across all products, the amount of revenue recognized corresponds to the related purchase order. Revenue is adjusted for variable consideration (such as discounts) as described further below. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Costs to Fulfill/Obtain a Contract:

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements. We had $23.4 million and $20.5 million as of July 28, 2018 and April 28, 2018, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These costs are capitalized and recognized into income upon acceptance. The Company concluded that pre-production tooling and engineering costs do not represent a promised good or service under ASC 606, and as such, reimbursements received are accounted for as a reimbursement of the expense, not revenue. This change resulted in tooling reimbursements of $7.3 million being recorded into cost of products sold during the three months ended July 28, 2018.

The Company has not historically incurred material costs to obtain a contract. In the instances that costs to obtain contracts are incurred, the Company will capitalize and amortize those over the life of the contract.

Contract Estimates:

Due to the nature of the work performed in completing certain performance obligations, the estimation of both total revenue and cost at completion includes a number of variables and requires significant judgment.

Estimating total contract revenue may require judgment as certain contracts contain pricing discount structures, early payment discounts or other provisions that can impact the transaction price. The Company generally estimates variable consideration utilizing the most likely amount to which we expect to be entitled. When the contract provides the customer with the right to return eligible products, the Company reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns. The Company adjusts these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time. The Company has elected the practical expedient for significant financing components, allowing the Company to not adjust the promised amount of consideration for the effects of a financing component when payment terms are within one year from the time a performance obligation is satisfied. Our customers' payment terms are typically 30-45 days from the time control transfers.

Certain of the Company's contracts contain annual contractually-guaranteed price reductions that grant the customer the right to purchase products at decreased prices throughout the life of the contract. Most of these contractual price reductions are merely the result of efficiencies in the production process being passed down to our customers. For certain of these price reductions, however, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, is purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. The standalone selling price for a material right used to allocate the transaction price is determined at contract inception by calculating the portion of the option purchased relative to the estimated total amount of incremental value the customer will likely earn, based on historical data, customer forecast communications, current economic information and industry trends. The standalone selling price of a material right is not adjusted prior to customer exercise or option expiration.

Estimating the total expected costs related to contracts also requires significant judgment. In cases where the Company is recognizing revenue over time, it is required to record a proportionate amount of the costs of production as well. As part of this process, management considers the progress towards completion of the performance obligation, the length of time necessary to complete the performance obligation and the historical costs incurred in the manufacture of similar products, among other variables.

The Company has elected the portfolio approach practical expedient to estimate the amount of revenue to recognize for certain contracts which require over time revenue recognition. Such contracts are grouped together either by revenue stream, customer or product. Each portfolio of contracts is grouped together based on having similar characteristics. The portfolio approach is utilized only when the result of the accounting is not expected to be materially different than if applied to individual contracts. For each portfolio of contracts, the respective work in process and/or finished goods inventory balances are identified and the portfolio-specific margin is applied to estimate the pro-rata portion of revenue earned in relation to the costs incurred.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Adjustments due to any of the factors above to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. The resultant impacts from these changes in estimates are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on both current and prior periods.

Contract Balances:

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other liabilities, respectively, in the Company's condensed consolidated balance sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized over time. The Company has determined that unbilled receivables were $0.8 million and $1.0 million as of April 29, 2018 and July 28, 2018, respectively. During the three months ended July 28, 2018, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of July 28, 2018.

Deferred Revenue (Contract Liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. Deferred revenue was $0.2 million at both April 29, 2018 and July 28, 2018. No previously deferred revenue was recorded into revenue during the period.

Disaggregated Revenue Information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods. Geographic net sales are determined based on our sales from our various operational locations.  Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Three Months Ended July 28, 2018
	Auto	Interface	Power	Other	Total
Geographic Net Sales:
U.S.	$77.3	$19.4	$7.7	$0.3	$104.7
Malta	30.5	6.1	2.3	—	38.9
China	20.0	0.1	8.8	—	28.9
Canada	20.8	—	—	—	20.8
Egypt	12.7	—	—	—	12.7
Belgium	8.3	—	—	—	8.3
Other	5.7	3.4	—	—	9.1
Total Net Sales	$175.3	$29.0	$18.8	$0.3	$223.4

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$165.5	$29.0	$18.8	$0.3	$213.6
Goods Transferred Over Time	9.8	—	—	—	9.8
Total Net Sales	$175.3	$29.0	$18.8	$0.3	$223.4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

4.    ACQUISITIONS
Fiscal 2018 Acquisitions

Procoplast S.A.

On July 27, 2017, we acquired 100% of the stock of Procoplast S.A. ("Procoplast") for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Procoplast has been included in the Company's European Automotive reporting unit.

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed was:

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

Acquisition-related costs of $1.1 million were incurred in relation to the acquisition of Procoplast for the three months ended July 29, 2017, all of which have been reported in selling and administrative expenses on the condensed consolidated statements of operations.

Pacific Insight Electronics Corp.

On October 3, 2017, we acquired 100% of the outstanding common shares of Pacific Insight Electronics Corp. ("Pacific Insight") in a cash transaction for $108.7 million, net of cash acquired. Pacific Insight, headquartered in Vancouver,

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets, and has manufacturing facilities in both Canada and Mexico. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Pacific Insight has been included in the Company's North American Automotive reporting unit.

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed was:

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following table presents the unaudited pro forma results for the three months ended July 29, 2017. The unaudited pro forma financial information combines the results of operations of Methode and Pacific Insight as though the companies had been combined as of the beginning of fiscal 2017. The pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, adjustments for certain acquisition-related charges and related tax effects.

(Unaudited)
Three Months Ended
(Dollars in Millions)	July 29, 2017
Revenues	$224.7
Net Income	$22.0

Acquisition-related costs of $1.5 million were incurred in relation to the acquisition of Pacific Insight for the three months ended July 29, 2017, all of which have been reported in selling and administrative expenses on the condensed consolidated statements of income.

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
As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company recorded goodwill of $6.8 million and $50.4 million, respectively, of which none is deductible for income taxes. The following table shows the roll-forward of goodwill in the financial statements as of July 28, 2018.

	Automotive	Interface	Power Products	Total
Balance as of April 28, 2018	$57.5	$0.7	$1.0	$59.2
Goodwill Acquired	—	—	—	—
Foreign Currency Translation	(0.4)	—	—	(0.4)
Balance as of July 28, 2018	$57.1	$0.7	$1.0	$58.8

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

	As of July 28, 2018
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$63.3	$19.0	$44.3	12.1
Trade Names, Patents and Technology Licenses	37.7	23.8	13.9	5.2
Total	$101.0	$42.8	$58.2

	As of April 28, 2018
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$64.4	$18.1	$46.3	12.3
Trade Names, Patents and Technology Licenses	37.7	23.0	14.7	5.3
Total	$102.1	$41.1	$61.0
The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2019	$7.5
2020	$5.5
2021	$5.4
2022	$5.4
2023	$5.4
As of July 28, 2018 and April 28, 2018, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.
6.    INCOME TAXES
The provision for income taxes for an interim period is based on an estimated effective income tax rate for the full fiscal year and applies that rate to ordinary year-to-date earnings or loss. The estimated annual effective income tax rate is determined excluding the effects of unusual or significant discrete items that are reported net of the related tax effects and in the period in which they occur. In addition, any effects of enacted tax law or rate changes as well as the Company’s ability to utilize various tax assets is recognized in the period in which the change occurs.

The Company recognized an income tax provision of $4.5 million and $4.3 million for the three months ended July 28, 2018 and July 29, 2017, respectively. The Company’s effective tax rate was 16.0% and 17.1% for the three months ended July 28, 2018 and July 29, 2017, respectively. The income tax provision for the three month period ended July 28, 2018 is lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and the deduction for stock compensation. The income tax provision for the three month period ended and July 29, 2017 is lower than the U.S. statutory tax rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

Additionally, the Company’s tax rate was impacted by U.S. Tax Reform, which was enacted on December 22, 2017. U.S. Tax Reform provided for a reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a one-year measurement period to finalize the effects associated with U.S. Tax Reform. In the three months ended July 28, 2018, there has not been a re-measurement associated with the transition tax provisions associated with U.S. Tax Reform. The Company will update and

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

finalize the accounting for the tax effects of the enactment of U.S. Tax Reform in future quarters as determined and in accordance with the guidance as outlined in SAB 118.

7.    COMMON STOCK AND STOCK-BASED COMPENSATION
Restricted Stock Awards ("RSAs")
In fiscal 2016, the Compensation Committee of the Board of Directors authorized a new long-term incentive program (the “LTIP”) for key employees consisting of performance-based restricted stock awards (“RSAs”) and time-based restricted stock units (“RSUs”). Additionally, in the first quarter of fiscal 2019, the Compensation Committee awarded a maximum of 11,625 RSAs to additional key members of management under the LTIP.
In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 EBITDA, with 50% of the target shares earned for threshold performance (representing 350,043 shares), 100% of the target shares earned for target performance (representing 700,086 shares) and 150% of the target shares earned for maximum performance (representing 1,050,128 shares). Prior to the third quarter of fiscal 2018, the Company had been recording the RSA compensation expense based on target performance.
Per ASC 718 accounting guidance, management is required in each reporting period to determine the fiscal 2020 EBITDA level that is "probable" (70% confidence) for which a performance condition will be achieved. During the third quarter of fiscal 2018, management determined that it was not probable that the Company will meet the fiscal 2020 target consolidated EBITDA performance level of $221.0 million. In the third quarter of fiscal 2018, the Company began recording the RSA compensation expense based on the threshold EBITDA performance level of $198.9 million.
At the threshold level of performance, the expected expense for the RSAs is $11.9 million through fiscal 2020. In the three months ended July 28, 2018, the Company recorded compensation expense of $1.0 million related to the RSAs based on threshold levels. During the three months ended July 29, 2017, the Company recorded $1.5 million in compensation expense related to the RSAs, based on target levels.
In future reporting periods, if management makes a determination that exceeding the threshold level is probable for fiscal 2020, an appropriate adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable the Company will meet the threshold level for fiscal 2020, a reversal of compensation expense will be recorded in that period. The adjustments could be material to the financial statements. Please see Note 13, "Subsequent Events," for more information.
Restricted Stock Units ("RSUs")
In the first quarter of fiscal 2019, the Compensation Committee awarded 7,750 RSUs to Methode management. In the aggregate, the Company has granted 646,675 RSUs to key employees, of which 346,897 are still outstanding. The RSUs are subject to a vesting period, with 30% vested on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $18.0 million through fiscal 2020. During the three months ended July 28, 2018, the Company recorded compensation expense of $0.1 million related to the RSUs. During the three months ended July 29, 2017, the Company recorded $1.5 million in compensation expense related to the RSUs.
Director Awards
During the first quarter of fiscal 2019, the Company issued 24,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $0.9 million of compensation expense related to these shares during the three months ended July 28, 2018.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 28, 2018	July 29, 2017
Numerator - Net Income	$23.7	$20.5
Denominator:
Denominator for Basic Net Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Awards	37,350,444	37,248,689
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	287,058	312,551
Denominator for Diluted Net Income per Share	37,637,502	37,561,240

Net Income per Share:
Basic	$0.63	$0.55
Diluted	$0.63	$0.55
For the three months ended July 28, 2018, no options have been excluded in the computation of diluted net income per share because the average market price was greater than the exercise price for those periods. RSAs for 358,533 shares have been excluded in the computation of diluted net income per share for the three months ended July 28, 2018, as these awards are contingent on the Company's full-year performance in fiscal 2020.
For the three months ended July 29, 2017, no options have been excluded in the computation of diluted net income per share because the average market price was greater than the exercise price for those periods. RSAs for 821,075 shares have been excluded in the computation of diluted net income per share for the three months ended July 29, 2017, as these awards are contingent on the Company's full-year performance in fiscal 2020.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 28, 2018, with the exception of accounting policies for revenue, which can be found in Note 3, "Revenue," on this Form 10-Q.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.
The tables below present information about our reportable segments.

	Three Months Ended July 28, 2018
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$177.5	$29.1	$18.9	$0.3	$(2.4)	$223.4
Transfers between Segments	(2.2)	(0.1)	(0.1)	—	2.4	—
Net Sales to Unaffiliated Customers	$175.3	$29.0	$18.8	$0.3	$—	$223.4

Income (Loss) from Operations	$32.9	$3.5	$4.4	$(2.1)	$(10.0)	$28.7
Interest Expense, Net						0.2
Other Expense, Net						0.3
Income before Income Taxes						$28.2

	Three Months Ended July 29, 2017
	Automotive	Interface	Power Products	Other	Eliminations/Corporate	Consolidated
Net Sales	$158.9	$29.5	$15.2	$0.1	$(2.5)	$201.2
Transfers between Segments	(2.4)	(0.1)	—	—	2.5	—
Net Sales to Unaffiliated Customers	$156.5	$29.4	$15.2	$0.1	$—	$201.2

Income (Loss) from Operations	$35.8	$0.4	$3.3	$(2.7)	$(11.4)	$25.4
Interest Income, Net						(0.2)
Other Expense, Net						0.8
Income before Income Taxes						$24.8
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of July 28, 2018, the matter remains in the pre-trial stage.
11.    PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $23.4 million and $20.5 million as of July 28, 2018 and April 28, 2018, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $9.5 million and $10.1 million at July 28, 2018 and April 28, 2018, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.
12.    DEBT
We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At July 28, 2018, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the three months ended July 28, 2018, we had no borrowings and payments of $2.3 million, which includes interest of $0.3 million, under this credit facility. As of July 28, 2018, there were outstanding balances against the credit facility of $28.0 million. We believe the fair value approximates the carrying amount as of July 28, 2018. Please see Note 13, "Subsequent Events," for more information.
Methode's subsidiary, Pacific Insight, is party to two separate credit agreements, one with the Bank of Montreal and one with Roynat. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. currency. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of July 28, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
The credit agreement between Pacific Insight and Roynat has a maturity date of May 24, 2020 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the three months ended July 28, 2018, we have had no borrowings and repayments of $0.9 million under this credit facility. As of July 28, 2018, there were outstanding balances against the credit facility of $2.7 million, of which $0.7 million is due within the next twelve months, and Pacific Insight was in compliance with the covenants of the agreement. We believe the fair value approximates the carrying amount as of July 28, 2018.
Excluding credit facilities, the Company also holds debt at its Procoplast subsidiary. As of July 28, 2018, Procoplast holds short-term debt totaling $3.3 million, with a weighted average interest rate of 1.68%. As of July 28, 2018, Procoplast

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

holds long-term debt that consists of eighteen notes totaling $19.2 million, with a weighted-average interest rate of 1.45% and maturities ranging from 2019 to 2031.
12.    SUBSEQUENT EVENTS
Execution of Merger Agreement

On August 20, 2018, Methode entered into an agreement to purchase 100% of the stock of Grakon Parent, Inc. (“Grakon”) for approximately $420 million in cash, on a cash-free, debt-free basis, subject to customary post-closing adjustments. Methode intends to utilize approximately $140 million of cash on hand and has entered into a debt commitment agreement with certain lenders, pursuant to which the lenders have committed to make available to Methode at closing a $250 million term loan facility and a $200 million revolving credit facility, which will replace Methode’s existing revolving credit facility. The transaction is not subject to a financing condition. Grakon is a global leader in the design, development and manufacture of advanced lighting systems, controls and components for premier OEM manufacturers in the heavy truck, bus, rail, electric vehicle and power sports markets. The acquisition is subject to customary closing conditions, including expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to be completed in September 2018.

Execution of Commitment Letter

In connection with the agreement to purchase Grakon, the Company entered into a debt commitment letter, dated as of August 20, 2018 (the “Commitment Letter”), with Bank of America, N.A. (“BAML”) and Wells Fargo Bank, National Association (“Wells Fargo,” and together with BAML, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties have committed to provide, subject to the terms and conditions of the Commitment Letter, a $250 million senior unsecured term loan credit facility and a $200 million senior unsecured revolving credit facility, the proceeds of which may be used to finance the acquisition and for working capital, capital expenditures, and other lawful corporate purposes. The interest rate on the credit facility and term loan is LIBOR + applicable margin of between 1.25% to 2% depending on consolidated leverage levels. This new credit agreement will replace Methode’s existing revolving credit facility.

Stock-based Compensation

Per ASC 718 accounting guidance, management is required in each reporting period to determine the fiscal 2020 EBITDA level that is "probable" (70% confidence level) for which a performance condition will be achieved in order to determine the appropriate compensation expense for the RSAs. Prior to the announced acquisition of Grakon, the Company was recording the RSA compensation expense based on threshold performance. Due to the expected accretive results and positive EBITDA for Grakon in fiscal 2020, the Company will re-evaluate the "probable" performance level of the LTIP program upon closing of the acquisition, which could result in a change in the expected performance level. If management makes a determination that exceeding the threshold level is probable for fiscal 2020, an increase to compensation expense will be recorded in that period.

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

•
We cannot guarantee that the acquisition of Grakon will be consummated within the expected time period, or at all, and if consummated, that the Company's assumptions regarding the acquisition will be correct.

•	We are subject to continuing pressure to lower our prices.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating results.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

•	Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in ‘trade wars.’

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

•	Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

•	We may be required to recognize additional impairment charges on assets, such as goodwill, intangible assets and property, plant and equipment, which could be material to our financial statements.

•	We cannot guarantee that the Pacific Insight and Procoplast businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 28, 2018 and Part II — Item 1A, Risk Factors of this Form 10-Q for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.
Overview
We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai, China; Cairo, Egypt; Mriehel, Malta; Monterrey and Fresnilla, Mexico; and Nelson, British Columbia, Canada. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Interface, Power Products and Other.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 28, 2018, and the descriptions below regarding the business and products of our Procoplast and Pacific Insight subsidiaries, which were acquired in fiscal 2018.
Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.
Recent Events

On August 20, 2018, Methode entered into an agreement to purchase 100% of the stock of Grakon Parent, Inc. (“Grakon”) for approximately $420 million in cash, on a cash-free, debt-free basis, subject to customary post-closing adjustments. Methode intends to utilize approximately $140 million of cash on hand and has entered into a debt commitment agreement with certain lenders, pursuant to which the lenders have committed to make available to Methode at closing a $250 million term loan facility and a $200 million revolving credit facility, which will replace Methode’s existing revolving credit facility. The transaction is not subject to a financing condition. Grakon is a global leader in the design, development and manufacture of advanced lighting systems, controls and components for premier OEM manufacturers in the heavy truck, bus, rail, electric vehicle and power sports markets. The acquisition is subject to customary closing conditions, including expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to be completed in September 2018.

In connection with the agreement to purchase Grakon on August 20, 2018, the Company entered into the Commitment Letter with the Commitment Parties, pursuant to which, among other things, the Commitment Parties have committed to provide, subject to the terms and conditions of the Commitment Letter, a $250 million senior unsecured term loan credit facility and a $200 million senior unsecured revolving credit facility, the proceeds of which may be used to finance the acquisition and for working capital, capital expenditures, and other lawful corporate purposes. The interest rate on the credit facility and term loan is LIBOR + applicable margin of between 1.25% to 2% depending on consolidated leverage levels. This new credit agreement will replace Methode’s existing revolving credit facility.

In the first quarter of fiscal 2018, we acquired 100% of the stock of Procoplast for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

In the second quarter of fiscal 2018, Methode acquired 100% of the outstanding common shares of Pacific Insight in a cash transaction for $107.7 million, net of cash acquired.  Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of July 28, 2018, the matter remains in the pre-trial stage.
For the three months ended July 28, 2018 and July 29, 2017, we incurred Hetronic-related legal fees of $0.9 million and $2.9 million, respectively.

Results of Operations for the Three Months Ended July 28, 2018 as Compared to the Three Months Ended July 29, 2017
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 28, 2018	July 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$223.4	$201.2	$22.2	11.0%

Cost of Products Sold	163.4	145.6	17.8	12.2%

Gross Profit	60.0	55.6	4.4	7.9%

Selling and Administrative Expenses	29.5	29.6	(0.1)	(0.3)%
Amortization of Intangibles	1.8	0.6	1.2	200.0%
Interest Expense (Income), Net	0.2	(0.2)	0.4	N/M	*
Other Expense, Net	0.3	0.8	(0.5)	N/M	*
Income Tax Expense	4.5	4.3	0.2	4.7%
Net Income	$23.7	$20.5	$3.2	15.6%

Percent of sales:	July 28, 2018	July 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.1%	72.4%
Gross Margins	26.9%	27.6%
Selling and Administrative Expenses	13.2%	14.7%
Amortization of Intangibles	0.8%	0.3%
Interest Expense (Income), Net	0.1%	(0.1)%
Other Expense, Net	0.1%	0.4%
Income Tax Expense	2.0%	2.1%
Net Income	10.6%	10.2%

* N/M equals non-meaningful
Net Sales.  Consolidated net sales increased $22.2 million, or 11.0%, to $223.4 million for the three months ended July 28, 2018, from $201.2 million for the three months ended July 29, 2017.  The Automotive segment net sales increased $18.8 million, or 12.0%, to $175.3 million for the first quarter of fiscal 2019, from $156.5 million for the first quarter of fiscal 2018. The Interface segment net sales decreased $0.4 million, or 1.4%, to $29.0 million for the first quarter of fiscal 2019, from $29.4 million for the first quarter of fiscal 2018. The Power Products segment net sales increased $3.6 million, or 23.7%, to $18.8 million for the first quarter of fiscal 2019, compared to $15.2 million for the first quarter of fiscal 2018.  Translation of foreign operations' net sales for the three months ended July 28, 2018 increased reported net sales by $2.7 million, or 1.2%, due to average currency rate fluctuations in the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018, primarily due to the strengthening of the euro and Chinese yuan compared to the U.S. dollar.
Cost of Products Sold.  Consolidated cost of products sold increased $17.8 million, or 12.2%, to $163.4 million for the three months ended July 28, 2018, compared to $145.6 million for the three months ended July 29, 2017.  Consolidated cost of products sold as a percentage of net sales was 73.1% for the first quarter of fiscal 2019, compared to 72.4% for the first quarter of fiscal 2018.  The Automotive segment cost of products sold as a percentage of net sales increased primarily due to sales mix related to our Pacific Insight and Procoplast businesses and pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Interface segment cost of products sold as a percentage of net sales was favorably impacted in the first quarter of fiscal 2019 by a favorable currency impact for appliance products due to the weakening of the Mexican peso as compared to the U.S. dollar and increased sales volumes of radio remote control products. The Power Products segment cost of products sold as a percentage of net sales decreased primarily due to higher sales volumes of our busbar and electronic power steering connector products. The Other segment cost of products sold increased primarily due to an increase in sales volumes and increased spending on research and development initiatives during the period.
Gross Profit.  Consolidated gross profit increased $4.4 million, or 7.9%, to $60.0 million for the three months ended July 28, 2018, as compared to $55.6 million for the three months ended July 29, 2017.  Gross margins as a percentage of net sales decreased to 26.9% for the three months ended July 28, 2018, compared to 27.6% for the three months ended July 29, 2017.  The Automotive segment gross margins as a percentage of net sales were negatively impacted by sales mix related to our Pacific Insight and Procoplast businesses and pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Interface segment gross margins were positively impacted in the first quarter of fiscal 2019 by a favorable currency impact for appliance products due to the weakening of the Mexican peso as compared to the U.S. dollar and increased sales volumes of radio remote control products. The Power Products segment gross margins as a percentage of sales increased primarily due to higher sales volumes of our busbar and electronic power steering connector products. The Other segment gross profit was negatively impacted due to increased spending on research and development initiatives during the period, partially offset by an increase in sales volumes.
Selling and Administrative Expenses.  Selling and administrative expenses decreased by $0.1 million, or 0.3%, to $29.5 million for the three months ended July 28, 2018, compared to $29.6 million for the three months ended July 29, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 13.2% for the three months ended July 28, 2018 from 14.7% for the three months ended July 29, 2017. The amounts for the first quarter of fiscal 2019 include $3.6 million related to our Pacific Insight and Procoplast businesses. Excluding the activity from our Pacific Insight and Procoplast businesses, expenses decreased $3.7 million due primarily to lower acquisition-related costs of $2.2 million, a $2.0 million decrease in stock award amortization and lower legal fees of $1.6 million, partially offset by increased expenses for outside consulting fees, travel, wages and the depreciation of fixed assets.
Amortization of Intangibles.  Amortization of intangibles increased $1.2 million, or 200.0%, to $1.8 million for the three months ended July 28, 2018, compared to $0.6 million for the three months ended July 29, 2017. The increase is due to the amortization expense related to our Pacific Insight and Procoplast businesses.
Interest Expense (Income), Net.  Interest expense (income), net was an expense of $0.2 million for the three months ended July 28, 2018, as compared to income of $0.2 million for the three months ended July 29, 2017. The increase in expense primarily relates to increased debt levels in the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018.
Other Expense, Net. Other expense, net was $0.3 million for the three months ended July 28, 2018, as compared to $0.8 million for the three months ended July 29, 2017. All amounts for both the first quarter of fiscal 2019 and the first quarter of fiscal 2018 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar, Swiss franc and U.S. dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, euros and Chinese yuan, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense increased $0.2 million, or 4.7%, to $4.5 million for the three months ended July 28, 2018, compared to $4.3 million for the three months ended July 29, 2017.  The Company's effective tax rate decreased to 16.0% in the first quarter of fiscal 2019, compared to 17.1% in the first quarter of fiscal 2018. The decrease primarily relates to the composition of pre-tax income in regions with lower effective tax rates, partially offset by some discreet favorable adjustments in the first quarter of fiscal 2018.
Net Income.  Net income was $23.7 million for the three months ended July 28, 2018, compared to $20.5 million for the three months ended July 29, 2017. Net income was favorably impacted by increased sales volumes and net income from our new acquisitions, lower acquisition-related expenses, lower stock award amortization related to our long-term incentive program, lower legal fees and higher sales of our radio remote control products. These were partially offset by higher intangible asset amortization, customer pricing reductions and higher interest expenses.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 28, 2018	July 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$175.3	$156.5	$18.8	12.0%

Cost of Products Sold	128.3	110.6	17.7	16.0%

Gross Profit	47.0	45.9	1.1	2.4%

Selling and Administrative Expenses	14.1	10.1	4.0	39.6%

Income from Operations	$32.9	$35.8	$(2.9)	(8.1)%

Percent of sales:	July 28, 2018	July 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.2%	70.7%
Gross Margins	26.8%	29.3%
Selling and Administrative Expenses	8.0%	6.5%
Income from Operations	18.8%	22.9%
Net Sales.  Automotive segment net sales increased $18.8 million, or 12.0%, to $175.3 million for the three months ended July 28, 2018, from $156.5 million for the three months ended July 29, 2017.  Net sales increased in North America by $11.1 million, or 12.0%, to $103.8 million in the first quarter of fiscal 2019, compared to $92.7 million in the first quarter of fiscal 2018. North American automotive sales in the first quarter of fiscal 2019 include $20.2 million from Pacific Insight, which was acquired in the second quarter of fiscal 2018. Other North American sales decreased for our integrated center stack products due primarily to a combination of pricing reductions and lower sales volumes. Sales for our transmission lead-frame assemblies decreased due primarily to pricing reductions and lower sales volumes in the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. Sales of our human machine interface assembly products increased primarily due to increased sales volume as the result of new program launches in fiscal 2018. Net sales in Europe increased $10.9 million, or 26.8%, to $51.5 million in the first quarter of fiscal 2019, compared to $40.6 million in the first quarter of fiscal 2018. The increase in European sales includes $8.3 million from our Procoplast business, which was acquired at the end of the first quarter of fiscal 2018. Other European sales increased primarily due to higher sales volumes of hidden switches and sensor products, partially offset by the exclusion of pre-production reimbursements from net sales due to the adoption of ASC 606 on April 29, 2018. European pre-production reimbursements were $0.9 million during the three months ended July 29, 2017. Net sales in Asia decreased $3.2 million, or 13.8%, to $20.0 million in the first quarter of fiscal 2019, compared to $23.2 million in the first quarter of fiscal 2018, primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. In addition, sales volumes for steering angle sensor products were lower, as the products approach end of production. Translation of foreign operations' net sales for the three months ended July 28, 2018 increased reported net sales by $2.7 million, or 1.5%, due to average currency rates in the first quarter of fiscal 2019, compared to the average currency rates in the first quarter of fiscal 2018, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $17.7 million, or 16.0%, to $128.3 million for the three months ended July 28, 2018, compared to $110.6 million for the three months ended July 29, 2017.  The Automotive segment cost of products sold as a percentage of net sales increased to 73.2% in the first quarter of fiscal 2019, compared to 70.7% in the first quarter of fiscal 2018.  The cost of products sold as a percentage of net sales increased primarily due to sales mix related to our Pacific Insight and Procoplast businesses and pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.

Gross Profit.  Automotive segment gross profit increased $1.1 million, or 2.4%, to $47.0 million for the three months ended July 28, 2018, as compared to $45.9 million for the three months ended July 29, 2017.  The Automotive segment gross margins as a percentage of net sales decreased to 26.8% for the three months ended July 28, 2018, as compared to 29.3% for the three months ended July 29, 2017.  Gross margins as a percentage of net sales were negatively impacted by sales mix related to our Pacific Insight and Procoplast businesses and pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased $4.0 million, or 39.6%, to $14.1 million for the three months ended July 28, 2018, as compared to $10.1 million for the three months ended July 29, 2017.  Selling and administrative expenses as a percentage of net sales increased to 8.0% for the three months ended July 28, 2018, from 6.5% for the three months ended July 29, 2017. The amounts for the first quarter of fiscal 2019 include $4.9 million related to our Pacific Insight and Procoplast businesses, which includes $1.3 million of intangible asset amortization expense. Excluding the activity from our Pacific Insight and Procoplast businesses, expenses decreased $0.9 million due primarily to the reduction in stock award amortization expense for our long-term incentive program, partially offset by increased bonus expense in the period.
Income from Operations.  Automotive segment income from operations decreased $2.9 million, or 8.1%, to $32.9 million for the three months ended July 28, 2018, compared to $35.8 million for the three months ended July 29, 2017. Income from operations for the first quarter of fiscal 2019 decreased due primarily to pricing reductions on certain products and increased intangible asset amortization expense, partially offset by the income from operations from our Pacific Insight and Procoplast businesses, a reduction in stock award amortization expense for our long-term incentive program and the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Interface Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 28, 2018	July 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$29.0	$29.4	$(0.4)	(1.4)%

Cost of Products Sold	21.4	23.0	(1.6)	(7.0)%

Gross Profit	7.6	6.4	1.2	18.8%

Selling and Administrative Expenses	4.1	6.0	(1.9)	(31.7)%

Income from Operations	$3.5	$0.4	$3.1	775.0%

Percent of sales:	July 28, 2018	July 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.8%	78.2%
Gross Margins	26.2%	21.8%
Selling and Administrative Expenses	14.1%	20.4%
Income from Operations	12.1%	1.4%
Net Sales.  Interface segment net sales decreased $0.4 million, or 1.4%, to $29.0 million for the three months ended July 28, 2018, from $29.4 million for the three months ended July 29, 2017.  Net sales decreased in North America by $2.1 million, or 9.8%, to $19.3 million in the first quarter of fiscal 2019, compared to $21.4 million in the first quarter of fiscal 2018. North American net sales decreased by $0.7 million due to our Connectivity business. The Company exited this business at the end of fiscal 2017 due to adverse business conditions. Excluding the $0.7 million of lower net sales for Connectivity, North American sales decreased by $1.4 million primarily due to decreased sales volumes of appliance products in the quarter. Net sales increased in Europe by $1.8 million, or 24.7%, to $9.1 million in the first quarter of fiscal 2019, compared to $7.3 million in the first quarter of fiscal 2018. The increase was due primarily to an increase in sales of radio remote control products. Net sales in Asia decreased $0.1 million, or 14.3%, to $0.6 million in the first quarter of fiscal 2019, compared to $0.7 million in the first quarter of fiscal 2018, primarily due to lower sales volumes of legacy products.
Cost of Products Sold.  Interface segment cost of products sold decreased $1.6 million, or 7.0%, to $21.4 million for the three months ended July 28, 2018, compared to $23.0 million for the three months ended July 29, 2017.  Interface segment cost of products sold as a percentage of net sales decreased to 73.8% for the three months ended July 28, 2018, compared to 78.2% for the three months ended July 29, 2017. Cost of products sold as a percentage of net sales was favorably impacted in the first quarter of fiscal 2019 by a favorable currency impact for appliance products due to the weakening of the Mexican peso as compared to the U.S. dollar and increased sales volumes of radio remote control products.
Gross Profit.  Interface segment gross profit increased $1.2 million, or 18.8%, to $7.6 million for the three months ended July 28, 2018, compared to $6.4 million for the three months ended July 29, 2017.  Gross margins as a percentage of net sales increased to 26.2% for the three months ended July 28, 2018, compared to 21.8% for the three months ended July 29, 2017.  Gross margins were positively impacted in the first quarter of fiscal 2019 by a favorable currency impact for appliance products due to the weakening of the Mexican peso as compared to the U.S. dollar and increased sales volumes of radio remote control products.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.9 million, or 31.7%, to $4.1 million for the three months ended July 28, 2018, compared to $6.0 million for the three months ended July 29, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 14.1% for the three months ended July 28, 2018, from 20.4% for the three months ended July 29, 2017. The first quarter of fiscal 2019 benefitted from lower legal fees, as well as lower stock award amortization expense for our long-term incentive program.
Income from Operations.  Interface segment income from operations increased $3.1 million, or 775.0%, to $3.5 million for the three months ended July 28, 2018, compared to $0.4 million for the three months ended July 29, 2017. Income from operations increased due primarily to lower legal fees, higher sales of radio remote control products and a favorable currency impact, partially offset by lower sales volumes on certain appliance products.
Power Products Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 28, 2018	July 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$18.8	$15.2	$3.6	23.7%

Cost of Products Sold	13.2	11.0	2.2	20.0%

Gross Profit	5.6	4.2	1.4	33.3%

Selling and Administrative Expenses	1.2	0.9	0.3	33.3%

Income from Operations	$4.4	$3.3	$1.1	33.3%

Percent of sales:	July 28, 2018	July 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	70.2%	72.4%
Gross Margins	29.8%	27.6%
Selling and Administrative Expenses	6.4%	5.9%
Income from Operations	23.4%	21.7%
Net Sales.  Power Products segment net sales increased $3.6 million, or 23.7%, to $18.8 million for the three months ended July 28, 2018, compared to $15.2 million for the three months ended July 29, 2017.  Net sales increased in North America by $1.5 million, or 23.8%, to $7.8 million in the first quarter of fiscal 2019, compared to $6.3 million in the first quarter of fiscal 2018, primarily due to higher sales volumes of PowerRail® and other busbar products. Net sales in Europe decreased by $0.9 million, or 29.0%, to $2.2 million in the first quarter of fiscal 2019, compared to $3.1 million in the first quarter of fiscal 2018, primarily due to lower sales volumes of bypass switches, partially offset by increased sales of our electronic power steering connector products. Net sales in Asia increased $3.0 million, or 51.7%, to $8.8 million in the first quarter of fiscal 2019, compared to $5.8 million in the first quarter of fiscal 2018, due primarily to increased sales of busbar products.
Cost of Products Sold.  Power Products segment cost of products sold increased $2.2 million, or 20.0%, to $13.2 million for the three months ended July 28, 2018, compared to $11.0 million for the three months ended July 29, 2017.  The Power Products segment cost of products sold as a percentage of net sales decreased to 70.2% for the three months ended July 28, 2018, from 72.4% for the three months ended July 29, 2017.  The decrease primarily relates to higher sales volumes of our busbar and electronic power steering connector products.
Gross Profit.  Power Products segment gross profit increased $1.4 million, or 33.3%, to $5.6 million in the first quarter of fiscal 2019, compared to $4.2 million in the first quarter of fiscal 2018.  Gross margins as a percentage of net sales increased to 29.8% for the three months ended July 28, 2018, from 27.6% for the three months ended July 29, 2017. The increase primarily relates to higher sales volumes of our busbar and electronic power steering connector products.
Selling and Administrative Expenses.  Selling and administrative expenses increased $0.3 million, or 33.3%, to $1.2 million for the three months ended July 28, 2018, compared to $0.9 million for the three months ended July 29, 2017.  Selling and administrative expenses as a percentage of net sales increased to 6.4% for the three months ended July 28, 2018, from 5.9% for the three months ended July 29, 2017. Selling and administrative expenses increased primarily due to higher salary expense during the period.
Income From Operations.  Power Products segment income from operations increased $1.1 million, or 33.3%, to $4.4 million for the three months ended July 28, 2018, compared to $3.3 million for the three months ended July 29, 2017. Income from operations increased due primarily to higher sales volumes, partially offset by higher salary expense.
Other Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 28, 2018	July 29, 2017	Net Change ($)
Net Sales	$0.3	$0.1	$0.2

Cost of Products Sold	1.0	0.7	0.3

Gross Profit	(0.7)	(0.6)	(0.1)

Selling and Administrative Expenses	1.4	2.1	(0.7)

Loss from Operations	$(2.1)	$(2.7)	$0.6
Net Sales.  The business in this segment, medical devices, had minimal net sales in the first quarter of fiscal 2019 and the first quarter of fiscal 2018 due to newly launched products.
Cost of Products Sold.  Other segment cost of products sold was $1.0 million for the three months ended July 28, 2018, compared to $0.7 million for the three months ended July 29, 2017. The increase primarily relates to an increase in sales volumes and increased spending on research and development initiatives during the period.
Gross Profit.  The Other segment gross profit was a loss of $0.7 million for the three months ended July 28, 2018, compared to $0.6 million for the three months ended July 29, 2017.  The increased loss primarily relates to increased spending on research and development initiatives during the period, partially offset by an increase in sales volumes.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.7 million, to $1.4 million for the three months ended July 28, 2018, compared to $2.1 million for the three months ended July 29, 2017. The decrease in selling and administrative expenses for the first quarter of fiscal 2019 primarily relates to decreased marketing and bonus expense in the period.

Loss From Operations  The Other segment loss from operations decreased $0.6 million, to $2.1 million for the three months ended July 28, 2018, compared to $2.7 million for the three months ended July 29, 2017. The decreased loss relates to lower selling and administrative expenses related to decreased marketing and bonus expense in the period, partially offset by increased spending on research and development initiatives during the period.
Liquidity and Capital Resources
We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $228.5 million of cash and cash equivalents as of July 28, 2018, $223.2 million was held in subsidiaries outside the U.S. and $65.2 million of this amount is deemed to be permanently reinvested.
We are party to a Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement has a maturity date of November 18, 2021. The credit facility is in the maximum principal amount of $150.0 million, with an option to increase the principal amount by up to an additional $100.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At July 28, 2018, the interest rate on the credit facility was 1.25% plus LIBOR and we were in compliance with the covenants of the agreement. During the three months ended July 28, 2018, we had no borrowings and payments of $2.3 million, which includes interest of $0.3 million, under this credit facility. As of July 28, 2018, there were outstanding balances against the credit facility of $28.0 million.
In connection with the agreement to purchase Grakon on August 20, 2018, the Company entered into the Commitment Letter with the Commitment Parties, pursuant to which, among other things, the Commitment Parties have committed to provide, subject to the terms and conditions of the Commitment Letter, a $250 million senior unsecured term loan credit facility and a $200 million senior unsecured revolving credit facility, the proceeds of which may be used to finance the acquisition and for working capital, capital expenditures, and other lawful corporate purposes. The interest rate on the credit facility and term loan is LIBOR + applicable margin of between 1.25% to 2% depending on consolidated leverage levels. This new credit agreement will replace Methode’s existing revolving credit facility.

Methode's subsidiary, Pacific Insight, is party to two separate credit agreements, one with the Bank of Montreal and one with Roynat. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. currency. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of July 28, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.

The credit agreement between Pacific Insight and Roynat has a maturity date of May 24, 2020 and provides a credit facility in the maximum principal amount of $10.0 million, with an option to increase the principal amount by up to an additional $3.5 million. The interest rate on the credit facility is 2.25% plus LIBOR. During the three months ended July 28, 2018, we have had no borrowings and repayments of $0.9 million under this credit facility. As of July 28, 2018, there were outstanding balances against the credit facility of $2.7 million, of which $0.7 million is due within the next twelve months, and Pacific Insight was in compliance with the covenants of the agreement. We believe the fair value approximates the carrying amount as of July 28, 2018.
Excluding credit facilities, the Company also holds debt at its Procoplast subsidiary. As of July 28, 2018, Procoplast holds short-term debt totaling $3.3 million, with a weighted average interest rate of 1.68%. As of July 28, 2018, Procoplast holds long-term debt that consists of eighteen notes totaling $19.2 million, with a weighted-average interest rate of 1.45% and maturities ranging from 2019 to 2031.

Cash Flow - Operating Activities
Net cash provided by operating activities decreased $3.6 million to $20.0 million for the three months ended July 28, 2018, compared to $23.6 million for the three months ended July 29, 2017, primarily due to the changes in operating assets and liabilities, partially offset by an increase in our net income, adjusted for depreciation, amortization, deferred tax expense, stock-based compensation and the provision for bad debt. For the three months ended July 28, 2018, net changes in operating assets and liabilities resulted in cash used of $13.7 million, primarily due to a decrease in accounts payable and other expenses, an increase in inventory levels and an increase in prepaid expenses and other assets, partially offset by the timing of receivable collections. For the three months ended July 29, 2017, net changes in operating assets and liabilities resulted in cash used of $6.6 million, primarily due to a decrease in accounts payable and other expenses, an increase in prepaid expenses and other assets and an increase in inventory levels, partially offset by the timing of receivable collections.
Cash Flow - Investing Activities
Net cash used in investing activities was $18.2 million for the three months ended July 28, 2018, compared to $29.9 million for the three months ended July 29, 2017. Net cash used for the purchases of purchase of property, plant and equipment was $18.2 million for the three months ended July 28, 2018, compared to $8.0 million for the three months ended July 29, 2017. Net cash used in investing activities for the three months ended July 27, 2017 also included $22.2 million, net of cash acquired, for the acquisition of Procoplast.
Cash Flow - Financing Activities
Net cash used by financing activities increased $3.7 million to $9.4 million for the three months ended July 28, 2018, compared to $5.7 million for the three months ended July 29, 2017.  During both the three months ended July 28, 2018 and July 29, 2017, the Company had no borrowings against credit facilities. During the three months ended July 28, 2018, the Company had repayments of borrowings against credit facilities of $2.9 million, compared to $2.0 million during the three months ended July 29, 2017. We paid dividends of $4.1 million and $3.4 million in the three months ended July 28, 2018 and July 29, 2017, respectively. The first three months of fiscal 2019 included $1.7 million of taxes paid related to net share settlement of equity awards, compared to $0.3 million during the first three months of fiscal 2018. There were no proceeds from the exercise of stock options in either the first three months of fiscal 2019 or the first three months of fiscal 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3.  Quantitative And Qualitative Disclosures About Market Risk
Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.8 million as of July 28, 2018 and $1.9 million as of April 28, 2018.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $52.4 million at July 28, 2018 and $49.3 million at April 28, 2018.
We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreements, under which we had $30.7 million of net borrowings at July 28, 2018, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2018 based upon our current and expected levels of debt.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1A.    Risk Factors
Other than the supplemental risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 28, 2018.
We cannot guarantee that the acquisition of Grakon will be consummated within the expected time period, or at all, and if consummated, that the Company's assumptions regarding the acquisition will be correct.
The Company cannot guarantee that the acquisition of Grakon will be consummated within the expected time period, or at all. If the acquisition is consummated, it may involve unexpected costs or liabilities, we may be unable to achieve the expected synergies and operating efficiencies within the expected time frames, or at all and the integration of Grakon into our business may be more difficult, time consuming or costly than expected. In addition, revenues, margins and cash flows following acquisition may be lower than expected and operating costs, customer loss and business disruption may be greater than expected.
Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in ‘trade wars.’
Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in ‘trade wars,’ which could increase costs for goods imported into the United States. This increase in costs may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or if trading partners limit their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including demand for our products, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business.
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

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(principal financial officer)

Dated:	August 30, 2018