Form 10-Q
period 2018-10-27
METHODE ELECTRONICS INC
filed 2018-12-06
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 27, 2018

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______ to ______
 __________________________________
Commission file number 0-2816

METHODE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois	60631-3518
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (708) 867-6777

7401 West Wilson Avenue, Chicago, Illinois 60706
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer.” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At December 4, 2018, registrant had 36,986,952 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 27, 2018

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net Sales	$264.0	$230.1	$487.4	$431.3

Cost of Products Sold	193.2	168.1	356.5	313.7

Gross Profit	70.8	62.0	130.9	117.6

Selling and Administrative Expenses	48.0	31.2	77.5	60.8
Amortization of Intangibles	3.7	1.1	5.6	1.7

Income from Operations	19.1	29.7	47.8	55.1

Interest Expense, Net	1.6	0.2	1.8	—
Other Expense (Income), Net	(0.1)	0.4	0.2	1.2

Income before Income Taxes	17.6	29.1	45.8	53.9

Income Tax Expense	3.0	4.9	7.5	9.2

Net Income	$14.6	$24.2	$38.3	$44.7

Basic and Diluted Income per Share:
Basic	$0.39	$0.65	$1.02	$1.20
Diluted	$0.39	$0.64	$1.02	$1.19

Cash Dividends:
Common Stock	$0.11	$0.09	$0.22	$0.18

Weighted Average Number of Common Shares Outstanding:
Basic	37,405,550	37,283,500	37,377,997	37,266,095
Diluted	37,673,722	37,668,100	37,648,048	37,629,640
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net Income	$14.6	$24.2	$38.3	$44.7

Foreign Currency Translation Adjustment	(7.7)	(6.5)	(25.6)	18.1
Comprehensive Income	$6.9	$17.7	$12.7	$62.8
See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	October 27, 2018	April 28, 2018
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$110.9	$246.1
Accounts Receivable, Net	229.8	202.6
Inventories:
Finished Products	27.3	15.4
Work in Process	9.4	14.6
Materials	81.6	54.1
Total Inventories	118.3	84.1
Prepaid and Refundable Income Taxes	10.4	2.4
Prepaid Expenses and Other Current Assets	21.7	14.8
Total Current Assets	491.1	550.0
Property Plan and Equipment:
Land	3.6	0.8
Buildings and Building Improvements	73.8	69.2
Machinery and Equipment	382.9	364.7
Property, Plant and Equipment, Gross	460.3	434.7
Less: Allowances for Depreciation	272.4	272.5
Property, Plant and Equipment, Net	187.9	162.2
Other Assets:
Goodwill	233.9	59.2
Other Intangible Assets, Net	275.1	61.0
Cash Surrender Value of Life Insurance	8.5	8.2
Deferred Income Taxes	32.7	42.3
Pre-production Costs	28.7	20.5
Other	12.6	12.5
Total Other Assets	591.5	203.7
Total Assets	$1,270.5	$915.9
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable	$105.6	$89.5
Salaries, Wages and Payroll Taxes	21.3	22.8
Other Accrued Expenses	33.2	21.6
Short-term Debt	15.3	4.4
Income Tax Payable	16.8	18.7
Total Current Liabilities	192.2	157.0
Long-term Debt	342.3	53.4
Long-term Income Taxes Payable	38.9	42.6
Other Liabilities	4.2	4.6
Deferred Income Taxes	39.8	18.3
Deferred Compensation	9.8	10.0
Total Liabilities	627.2	285.9
Shareholders' Equity:
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,333,576 and 38,198,353 shares issued as of October 27, 2018 and April 28, 2018, respectively	19.2	19.1
Additional Paid-in Capital	147.3	136.5
Accumulated Other Comprehensive Income (Loss)	(11.7)	13.9
Treasury Stock, 1,346,624 shares as of October 27, 2018 and April 28, 2018	(11.5)	(11.5)
Retained Earnings	500.0	472.0
Total Shareholders' Equity	643.3	630.0
Total Liabilities and Shareholders' Equity	$1,270.5	$915.9
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	October 27, 2018	October 28, 2017
Operating Activities:
Net Income	$38.3	$44.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Fixed Assets	(0.7)	—
Provision for Depreciation	12.8	11.2
Amortization of Intangible Assets	5.6	1.7
Stock-based Compensation	10.9	7.2
Provision for Bad Debt	0.1	0.1
Change in Deferred Income Taxes	(0.4)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(8.2)	(15.6)
Inventories	(5.2)	(2.5)
Prepaid Expenses and Other Assets	(13.0)	(3.5)
Accounts Payable and Other Expenses	(4.0)	1.9
Net Cash Provided by Operating Activities	36.2	45.2
Investing Activities:
Purchases of Property, Plant and Equipment	(28.6)	(16.4)
Acquisition of Business, Net of Cash Acquired	(421.6)	(129.9)
Sale of Business/Investment/Property	0.7	0.3
Net Cash Used in Investing Activities	(449.5)	(146.0)
Financing Activities:
Taxes Paid Related to Net Share Settlement of Equity Awards	(1.7)	(0.3)
Cash Dividends	(8.6)	(6.8)
Proceeds from Borrowings	348.0	61.1
Repayment of Borrowings	(46.6)	(2.8)
Net Cash Provided by Financing Activities	291.1	51.2
Effect of Foreign Currency Exchange Rate Changes on Cash	(13.0)	14.2
Increase (Decrease) in Cash and Cash Equivalents	(135.2)	(35.4)
Cash and Cash Equivalents at Beginning of Year	246.1	294.0
Cash and Cash Equivalents at End of Period	$110.9	$258.6
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

1.    BASIS OF PRESENTATION
Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.  Our business is managed, and our financial results are reported, on a segment basis.
Effective October 27, 2018, the Company reorganized the reportable segments within its business to align to its new structure resulting from the acquisition of Grakon Parent, Inc. ("Grakon"). Prior to this reorganization, the Company's four reportable segments were Automotive, Power, Interface and Other. As a result of this change, the Company's four reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments. Refer to Note 5, "Goodwill and Intangible Assets," and Note 9, "Segment Information," for further information.
The condensed consolidated financial statements and related disclosures as of October 27, 2018 and results of operations for the three and six months ended October 27, 2018 and October 28, 2017 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 28, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 28, 2018, filed with the SEC on June 21, 2018.  Results may vary from quarter-to-quarter for reasons other than seasonality.
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

In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will elect this optional transition method to recognize a cumulative effect adjustment to the opening balance of retained earnings on April 27, 2019.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

We are continuing to assess the accounting and disclosure impact of ASU 2016-02 and refine our processes for adoption on April 27, 2019. We expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our minimum commitments under non-cancelable operating leases are not significantly different than those disclosed in our fiscal 2018 Form 10-K. As part of our adoption of this standard, we are currently in the process of selecting a software solution to assist in managing our inventory of leases and in complying with the disclosure requirements of this standard.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

As we have adopted ASC 606 using the modified retrospective approach, our prior periods have not been restated, and as such they are presented under ASC 605. The impact of the changes in accounting policy on our fiscal 2019 is provided below.

	Impact of Changes in Accounting Policy
	Three Months Ended October 27, 2018			Six Months Ended October 27, 2018
(Dollars in Millions)	As Reported	Adjustments	Balance Under ASC 605	As Reported	Adjustments	Balance Under ASC 605
Net Sales	$264.0	$(8.9)	$272.9	$487.4	$(16.0)	$503.4
Cost of Products Sold	$193.2	$(8.8)	$202.0	$356.5	$(16.0)	$372.5
Total Inventories				$118.3	$(0.6)	$118.9
Contract Assets				$0.9	$0.9	$—
Contract Liabilities				$0.2	$0.2	$—
Retained Earnings				$500.0	$0.1	$499.9

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

Periods commencing on or after April 29, 2018

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

Revenues associated with products which we believe have no alternative use, and where the Company has an enforceable right to payment, are recognized on an over time basis.  In transition to ASC 606, the Company noted some customers ordered highly customized parts in which the Company was entitled to payment throughout the manufacturing process. In accordance with ASC 606, the Company has begun recognizing revenue over time for these customers as the performance obligation is satisfied. The Company believes the most faithful depiction of the transfer of goods to the customer is based on progress to date, which is typically smooth throughout the production process. As such, the Company recognizes revenue evenly over the production process through transfer of control to the customer.

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

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption from the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

Costs to Fulfill/Obtain a Contract:

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements. We had $28.7 million and $20.5 million as of October 27, 2018 and April 28, 2018, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These costs are capitalized and recognized into income upon acceptance. The Company concluded that pre-production tooling and engineering costs do not represent a promised good or service under ASC 606, and as such, reimbursements received are accounted for as a reimbursement of the expense, not revenue. This change resulted in tooling reimbursements of $8.8 million and $16.1 million being recorded into cost of products sold during the three and six months ended October 27, 2018, respectively.

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

Estimating the total expected costs related to contracts also requires significant judgment. In cases where the Company is recognizing revenue over time, the requirement is to record a proportionate amount of the costs of production as well. As part of this process, management considers the progress towards completion of the performance obligation, the length of time necessary to complete the performance obligation and the historical costs incurred in the manufacture of similar products, among other variables.

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

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized over time. The Company has determined that unbilled receivables were $0.8 million and $0.9 million as of April 29, 2018 and October 27, 2018, respectively. During the six months ended October 27, 2018, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of October 27, 2018.

Deferred Revenue (Contract Liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. Deferred revenue was $0.2 million at both April 29, 2018 and October 27, 2018. No previously deferred revenue was recorded into revenue during the six months ended October 27, 2018.

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

	Three Months Ended October 27, 2018
	Auto	Industrial	Medical	Interface	Total
Geographic Net Sales:
U.S.	$96.7	$24.9	$0.3	$14.4	$136.3
Malta	29.6	7.4	—	—	37.0
China	22.5	9.1	—	0.1	31.7
Canada	24.3	2.5	—	—	26.8
Egypt	12.9	—	—	—	12.9
Belgium	8.7	—	—	—	8.7
Other	6.9	3.5	—	0.2	10.6
Total Net Sales	$201.6	$47.4	$0.3	$14.7	$264.0

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$193.6	$47.4	$0.3	$14.7	$256.0
Goods Transferred Over Time	8.0	—	—	—	8.0
Total Net Sales	$201.6	$47.4	$0.3	$14.7	$264.0

	Six Months Ended October 27, 2018
	Auto	Industrial	Medical	Interface	Total
Geographic Net Sales:
U.S.	$174.0	$37.0	$0.6	$29.4	$241.0
Malta	60.1	15.7	—	0.1	75.9
China	42.5	17.9	—	0.1	60.5
Canada	45.1	2.5	—	—	47.6
Egypt	25.6	—	—	—	25.6
Belgium	17.0	—	—	—	17.0
Other	12.6	6.5	—	0.7	19.8
Total Net Sales	$376.9	$79.6	$0.6	$30.3	$487.4

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$359.1	$79.6	$0.6	$30.3	$469.6
Goods Transferred Over Time	17.8	—	—	—	17.8
Total Net Sales	$376.9	$79.6	$0.6	$30.3	$487.4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

4.    ACQUISITIONS
Fiscal 2019 Acquisitions

Grakon Parent, Inc.

On September 12, 2018, we acquired 100% of the stock of Grakon for 421.6 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed lighting solutions and highly styled engineered components. Grakon’s manufacturing capabilities and products will help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Grakon has been included in the Company's North American Auto and Industrial reporting units.

The Company has not yet completed the process of estimating the fair value of any of the Grakon assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$6.9
Accounts Receivable	36.1
Inventory	31.0
Prepaid Expenses and Other Current Assets	1.2
Intangible Assets	220.9
Goodwill	175.2
Pre-Production Costs	1.5
Property, Plant and Equipment	18.0
Accounts Payable	(19.4)
Salaries, Wages and Payroll Taxes	(4.4)
Other Accrued Expenses	(7.2)
Income Taxes Payable	(0.7)
Deferred Income Tax Liability	(30.6)
Total Purchase Price	$428.5

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$56.0	19.5 years
Customer Relationships and Agreements - All Other Customers	125.0	19.5 years
Technology Licenses	17.7	6.3 years
Trade Names	22.2	8.5 years
Total	$220.9

The Company's results of operations for the three and six months ended October 27, 2018 included approximately one and a half months of the operating results of Grakon, which was comprised of revenues of $24.2 million and net loss of $0.2 million.

Acquisition-related costs of $10.9 million and $11.5 million were incurred in relation to the acquisition of Grakon for the three and six months ended October 27, 2018, respectively. Acquisition-related costs for the three months ended October

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

27, 2018 included $8.3 million of costs which have been reported in selling and administrative expenses and $2.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income. Acquisition-related costs for the six months ended October 27, 2018 included $8.9 million of costs which have been reported in selling and administrative expenses and $2.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

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

Acquisition-related costs of $0.2 million and $1.3 million were incurred in relation to the acquisition of Procoplast for the three and six months ended October 28, 2017, respectively. Acquisition-related costs for the three months ended

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

October 28, 2017 included $0.2 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income. Acquisition costs for the six months ended October 28, 2017 included $1.1 million of costs which have been reported in selling and administrative expenses and $0.2 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

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

Acquisition-related costs of $4.0 million and $5.5 million were incurred in relation to the acquisition of Pacific Insight for the three and six months ended October 28, 2017, respectively. Acquisition-related costs for the three months ended

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

October 28, 2017 included $3.4 million of costs which have been reported in selling and administrative expenses and $0.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income. Acquisition-related costs for the six months ended October 28, 2017 included $4.9 million of costs which have been reported in selling and administrative expenses and $0.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

The following table presents unaudited supplemental pro forma results for the three and six months ended October 27, 2018 and October 28, 2017, respectively, as if both the Grakon acquisition had occurred as of the beginning of fiscal 2018 and the Pacific Insight acquisition had occurred as of the beginning of fiscal 2017. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such times. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, interest expense adjustments due to an increased debt level, adjustments for certain acquisition-related charges and related tax effects.

	(Unaudited)
	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Revenues	$285.5	$284.3	$556.2	$543.4
Net Income	$26.9	$30.3	$58.5	$57.1

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
Effective October 27, 2018, the Company reorganized the reportable segments within its business to align to its new structure resulting from the acquisition of Grakon. Prior to this reorganization, the Company's four reportable segments were Automotive, Power, Interface and Other. As a result of this change, the Company's four reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments. Refer to Note 9, "Segment Information," for further information.
As part of the acquisition of Grakon in fiscal 2019, the Company recorded goodwill of $175.2 million, of which $39.4 million is deductible for income taxes. As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company recorded goodwill of $6.8 million and $50.4 million, respectively, of which none is deductible for income taxes. The following table shows the roll-forward of goodwill in the financial statements as of October 27, 2018.

	Automotive	Industrial	Total
Balance as of April 28, 2018	$57.5	$1.7	$59.2
Goodwill Acquired	49.9	125.3	175.2
Foreign Currency Translation	(0.5)	—	(0.5)
Balance as of October 27, 2018	$106.9	$127.0	$233.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

As part of the acquisition of Grakon in fiscal 2019, the Company acquired estimated intangible assets of $220.9 million. As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company acquired intangible assets of $19.2 million and $40.1 million, respectively. The following tables present details of the Company’s intangible assets.

	As of October 27, 2018
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$244.2	$21.2	$223.0	17.9
Trade Names, Patents and Technology Licenses	77.5	25.4	52.1	6.9
Total	$321.7	$46.6	$275.1

	As of April 28, 2018
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$64.4	$18.1	$46.3	12.3
Trade Names, Patents and Technology Licenses	37.7	23.0	14.7	5.3
Total	$102.1	$41.1	$61.0
The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2019	$16.6
2020	$20.2
2021	$20.1
2022	$20.1
2023	$20.1
As of October 27, 2018 and April 28, 2018, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.
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

The Company recognized an income tax provision of $3.0 million and $4.9 million for the three months ended October 27, 2018 and October 28, 2017, respectively. The Company’s effective tax rate was 17.0% and 16.8% for the three months ended October 27, 2018 and October 28, 2017, respectively. The Company recognized an income tax provision of $7.5 million and $9.2 million for the six months ended October 27, 2018 and October 28, 2017, respectively. The Company’s effective tax rate was 16.4% and 17.1% for the six months ended October 27, 2018 and October 28, 2017, respectively.

The income tax provision for both the three and six months ended October 27, 2018 is lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and the deduction for stock compensation. The income tax provision for both the three and six months ended and October 28, 2017 is lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and a change in the Illinois state tax rate.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Additionally, the Company’s tax rate was impacted by U.S. Tax Reform, which was enacted on December 22, 2017. U.S. Tax Reform provided for a reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a one-year measurement period to finalize the effects associated with U.S. Tax Reform. In the three months ended October 27, 2018, there has not been a re-measurement associated with the transition tax provisions associated with U.S. Tax Reform. The Company will update and finalize the accounting for the tax effects of the enactment of U.S. Tax Reform in the third quarter as determined and in accordance with the guidance as outlined in SAB 118.

7.    COMMON STOCK AND STOCK-BASED COMPENSATION
Restricted Stock Awards ("RSAs")
In fiscal 2016, the Compensation Committee of the Board of Directors authorized a new long-term incentive program (the “LTIP”) for key employees consisting of performance-based restricted stock awards (“RSAs”) and time-based restricted stock units (“RSUs”). Additionally, in the first quarter of fiscal 2019, the Compensation Committee awarded a maximum of 11,625 RSAs to an additional key member of management under the LTIP.
In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 EBITDA, with 50% of the target shares earned for threshold performance (representing 344,418 shares), 100% of the target shares earned for target performance (representing 688,836 shares) and 150% of the target shares earned for maximum performance (representing 1,033,253 shares). Starting in the third quarter of fiscal 2018 and ending with the first quarter of fiscal 2019, the Company had been recording the RSA compensation expense based on threshold performance. Prior thereto, the Company had been recording the RSA compensation expense based on target performance.
Per ASC 718 accounting guidance, management is required in each reporting period to determine the fiscal 2020 EBITDA level that is "probable" (70% confidence) for which a performance condition will be achieved. Due to the expected accretive nature of the Grakon acquisition on 2020 results, management determined during the second quarter of fiscal 2019 that it was probable that the Company will meet the fiscal 2020 target consolidated EBITDA performance level of $221.0 million.
At the target level of performance, the expected expense for the RSAs is $22.9 million through fiscal 2020. In the three and six months ended October 27, 2018, the Company recorded $8.1 million and $9.1 million, respectively, in compensation expense related to the RSAs based on target levels which included an additional expense of $7.4 million as a result of changing the estimated level of performance from threshold to target levels. During the three and six months ended October 28, 2017, the Company recorded $1.7 million and $3.2 million, respectively, in compensation expense related to the RSAs, based on target levels.
In future reporting periods, if management makes a determination that exceeding the target level is probable for fiscal 2020, an appropriate adjustment to compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable the Company will meet the target level for fiscal 2020, a reversal of compensation expense will be recorded in that period. The adjustments could be material to the financial statements.
Restricted Stock Units ("RSUs")
In the first quarter of fiscal 2019, the Compensation Committee awarded 7,750 RSUs to Methode management. In the aggregate, the Company has granted 646,675 RSUs to key employees, of which 339,022 are still unvested and outstanding. The RSUs are subject to a vesting period, with 30% vested on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $17.6 million through fiscal 2020. During the three and six months ended October 27, 2018, the Company recorded $0.8 million and $0.9 million, respectively, of compensation expense related to the RSUs. During the three and six months ended October 28, 2017, the Company recorded $1.5 million and $3.0 million, respectively, in compensation expense related to the RSUs.
Director Awards
During the first quarter of fiscal 2019, the Company issued 24,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $0.9 million of compensation expense related to these shares during the six months ended October 27, 2018.

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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Numerator - Net Income	$14.6	$24.2	$38.3	$44.7
Denominator:
Denominator for Basic Net Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Awards	37,405,550	37,283,500	37,377,997	37,266,095
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	268,172	384,600	270,051	363,545
Denominator for Diluted Net Income per Share	37,673,722	37,668,100	37,648,048	37,629,640

Net Income per Share:
Basic	$0.39	$0.65	$1.02	$1.20
Diluted	$0.39	$0.64	$1.02	$1.19
For the three months ended October 27, 2018, 109,168 options have been excluded in the computation of diluted net income per share because the average market price was greater than the exercise price for the period. For the six months ended October 27, 2018, no options have been excluded in the computation of diluted net income per share because the average market price was greater than the exercise price for the period. RSAs for 688,835 and 523,684 shares have been excluded in the computation of diluted net income per share for the three and six months ended October 27, 2018, respectively, as these awards are contingent on the Company's full-year performance in fiscal 2020.
For the three and six months ended October 28, 2017, no options have been excluded in the computation of diluted net income per share because the average market price was greater than the exercise price for those periods. RSAs for 821,075 and 821,075 shares have been excluded in the computation of diluted net income per share for the three and six months ended October 28, 2017, respectively, as these awards are contingent on the Company's full-year performance in fiscal 2020.
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
Effective October 27, 2018, the Company reorganized the reportable segments within its business to align to its new structure resulting from the acquisition of Grakon. Prior to this reorganization, the Company's four reportable segments were

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Automotive, Power, Interface and Other. As a result of this change, the Company's four reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments. Refer to Note 5, "Goodwill and Intangible Assets," for further information.
A summary of the significant reportable segment changes is as follows:

•	Grakon's automotive business has been included in the Automotive segment, while Grakon's non-automotive business has been included in the Industrial segment.

•	The busbar business, previously included in the Power segment, is now part of the Industrial segment.

•	The radio-remote control business, previously included in the Interface segment, is now part of the Industrial segment.

•	The medical devices business, previously included in the Other segment, now makes up the Medical segment.

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

The Industrial segment manufactures external lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current low-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, computers, industrial, power conversion, military, telecommunications and transportation.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the appliance, commercial food service, construction, consumer, material handling, medical, point-of-sale and telecommunications markets.  Solutions include optical and copper transceivers and solid-state field-effect consumer touch panels.

The Medical segment is made up of our medical device business, Dabir Surfaces, our surface support technology aimed at pressure injury prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the fiscal year ended April 28, 2018, with the exception of accounting policies for revenue, which can be found in Note 3, "Revenue," in this Form 10-Q.  We allocate resources to segments based on operating income. Transfers between segments are recorded using internal transfer prices set by us.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The tables below present information about our reportable segments.

	Three Months Ended October 27, 2018
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$203.5	$47.9	$14.7	$0.3	$(2.4)	$264.0
Transfers between Segments	(1.9)	(0.5)	—	—	2.4	—
Net Sales to Unaffiliated Customers	$201.6	$47.4	$14.7	$0.3	$—	$264.0

Income (Loss) from Operations	$36.8	$5.1	$(0.6)	$(2.5)	$(19.7)	$19.1
Gain on Sale of Business						—
Interest Expense, Net						1.6
Other Income, Net						(0.1)
Income before Income Taxes						$17.6

	Three Months Ended October 28, 2017
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$188.8	$24.6	$18.8	$—	$(2.1)	$230.1
Transfers between Segments	(2.1)	0.1	(0.1)	—	2.1	—
Net Sales to Unaffiliated Customers	$186.7	$24.7	$18.7	$—	$—	$230.1

Income (Loss) from Operations	$42.9	$2.7	$2.1	$(3.1)	$(14.9)	$29.7
Interest Income, Net						0.2
Other Income, Net						0.4
Income before Income Taxes						$29.1

	Six Months Ended October 27, 2018
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$381.0	$80.9	$30.4	$0.6	$(5.5)	$487.4
Transfers between Segments	(4.1)	(1.3)	(0.1)	—	5.5	—
Net Sales to Unaffiliated Customers	$376.9	$79.6	$30.3	$0.6	$—	$487.4

Income (Loss) from Operations	$69.7	$12.2	$0.2	$(4.6)	$(29.7)	$47.8
Interest Expense, Net						1.8
Other Expense, Net						0.2
Income before Income Taxes						$45.8

	Six Months Ended October 28, 2017
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$347.7	$50.2	$37.9	$0.1	$(4.6)	$431.3
Transfers between Segments	(4.5)	0.3	(0.4)	—	4.6	—
Net Sales to Unaffiliated Customers	$343.2	$50.5	$37.5	$0.1	$—	$431.3

Income (Loss) from Operations	$78.7	$5.1	$3.4	$(5.8)	$(26.3)	$55.1
Other Expense, Net						1.2
Income before Income Taxes						$53.9

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
Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of October 27, 2018, the matter remains in the pre-trial stage.
11.    PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $28.7 million and $20.5 million as of October 27, 2018 and April 28, 2018, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $8.9 million and $10.1 million at October 27, 2018 and April 28, 2018, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.
12.    DEBT
On September 12, 2018, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement amends and restates the Credit Agreement, dated November 18, 2016 (the “Existing Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. The Credit Agreement has a maturity date of September 12, 2023. The Credit Agreement includes a senior unsecured revolving credit facility, as well as a senior unsecured term loan, and is guaranteed by the Company’s wholly-owned U.S. subsidiaries.
The revolving credit facility has a maximum principal amount of $200.0 million and is available for general corporate purposes, including working capital and acquisitions. The term loan has a principal amount of $250.0 million, which is to be repaid in equal installments over the five-year term, and was made to partially fund the acquisition of Grakon in the second quarter of fiscal 2019. The Credit Agreement contains an option to increase the aggregate principal amount of the revolving credit facility and term loan by up to an additional $200.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The Credit Agreement provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At October 27, 2018, the interest rate on both the revolving credit facility and term loan was 1.50% plus LIBOR and we were in compliance with the covenants of the agreement. During the six months ended October 27, 2018, we had $348.0 million of borrowings, including the $250.0 million term loan, and payments of $41.5 million, which includes interest of $1.5 million, under the Credit Agreement. As of October 27, 2018, there were outstanding balances of $88.0 million and $250.0 million against the revolving credit facility and term loan, respectively. We believe the fair values approximate the carrying amounts as of October 27, 2018.
Methode's subsidiary, Pacific Insight, is party to a credit agreement with the Bank of Montreal. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. currency. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of October 27, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
In addition to the credit agreement with the Bank of Montreal, Pacific Insight was, until the second quarter of fiscal 2019, party to a credit agreement with Roynat. The credit agreement between Pacific Insight and Roynat was terminated during the second quarter of fiscal 2019 and payments of $2.8 million were made upon termination, including a prepayment fee of $0.1 million. Total repayments under this credit facility in fiscal 2019 were $3.8 million.
Excluding credit facilities, the Company also holds debt at its Procoplast subsidiary. As of October 27, 2018, Procoplast holds short-term debt totaling $3.0 million, with a weighted average interest rate of 1.75%. As of October 27, 2018, Procoplast holds long-term debt that consists of seventeen notes totaling $16.8 million, with a weighted-average interest rate of 1.48% and maturities ranging from 2019 to 2031.
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

•
Because we derive a substantial portion of our revenues from customers in the automotive, appliance, computer, communications and commercial vehicle industries, we are susceptible to trends and factors affecting those industries.

•	International trade disputes could result in tariffs and other protectionist measures that could adversely affect the Company’s business.

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

•	Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	Changes in our effective tax rate may harm our results of operations.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	The Company is exposed to, and may be adversely affected by, potential security breaches or other disruptions to its information technology systems and data security.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services, costs associated with recalls, or liability claims against us.

•	Our technology-based businesses and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales could decline.

•
If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We cannot guarantee that the Grakon, Pacific Insight and Procoplast businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

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
Overview
We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai and Dongguan, China; Cairo, Egypt; Mriehel, Malta; Monterrey and Fresnillo, Mexico; and Nelson, British Columbia, Canada. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Industrial, Medical and Interface.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 28, 2018, and the descriptions below regarding the business and products of our Grakon subsidiary, which was acquired in September 2018.
Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.
Recent Events

On September 12, 2018, we acquired 100% of the stock of Grakon for $421.6 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed lighting solutions and highly styled engineered components. Grakon’s manufacturing capabilities and products will help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Grakon has been included in the Company's North American Auto and Industrial reporting units.

In connection with the agreement to purchase Grakon, on September 12, 2018, the Company amended its Credit Agreement. The Credit Agreement now has a maturity date of September 12, 2023. The Credit Agreement includes a senior unsecured revolving credit facility and a senior unsecured term loan, which are guaranteed by the Company’s wholly-owned U.S. subsidiaries.

Effective October 27, 2018, the Company reorganized the reportable segments within its business to align to its new structure resulting from the acquisition of Grakon. Prior to this reorganization, the Company's four reportable segments were Automotive, Power, Interface and Other. As a result of this change, the Company's four reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments.

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

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of October 27, 2018, the matter remains in the pre-trial stage.
We incurred Hetronic-related legal fees of $1.0 million and $1.6 million during the three months ended October 27, 2018 and October 28, 2017, respectively. For the six months ended October 27, 2018 and October 28, 2017, we incurred Hetronic-related legal fees of $1.9 million and $4.5 million, respectively.

Results of Operations for the Three Months Ended October 27, 2018 as Compared to the Three Months Ended October 28, 2017
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$264.0	$230.1	$33.9	14.7%

Cost of Products Sold	193.2	168.1	25.1	14.9%

Gross Profit	70.8	62.0	8.8	14.2%

Selling and Administrative Expenses	48.0	31.2	16.8	53.8%
Amortization of Intangibles	3.7	1.1	2.6	236.4%
Interest Expense, Net	1.6	0.2	1.4	N/M	*
Other Expense (Income), Net	(0.1)	0.4	(0.5)	N/M	*
Income Tax Expense	3.0	4.9	(1.9)	(38.8)%
Net Income	$14.6	$24.2	$(9.6)	(39.7)%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.2%	73.1%
Gross Margins	26.8%	26.9%
Selling and Administrative Expenses	18.2%	13.6%
Amortization of Intangibles	1.4%	0.5%
Interest Expense, Net	0.6%	0.1%
Other Expense (Income), Net	—%	0.2%
Income Tax Expense	1.1%	2.1%
Net Income	5.5%	10.5%

* N/M equals non-meaningful
Net Sales.  Consolidated net sales increased $33.9 million, or 14.7%, to $264.0 million for the three months ended October 27, 2018, from $230.1 million for the three months ended October 28, 2017.  The Automotive segment net sales increased $14.9 million, or 8.0%, to $201.6 million for the second quarter of fiscal 2019, from $186.7 million for the second quarter of fiscal 2018. The Industrial segment net sales increased $22.7 million, or 91.9%, to $47.4 million for the second quarter of fiscal 2019, from $24.7 million for the second quarter of fiscal 2018. The Interface segment net sales decreased $4.0 million, or 21.4%, to $14.7 million for the second quarter of fiscal 2019, compared to $18.7 million for the second quarter of fiscal 2018.  The Medical segment net sales increased to $0.3 million for the second quarter of fiscal 2019, compared to no net sales for the second quarter of fiscal 2018.  Translation of foreign operations' net sales for the three months ended October 27, 2018 decreased reported net sales by $1.6 million, or 0.6%, due to average currency rate fluctuations in the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018, primarily due to the weakening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Consolidated cost of products sold increased $25.1 million, or 14.9%, to $193.2 million for the three months ended October 27, 2018, compared to $168.1 million for the three months ended October 28, 2017.  Consolidated cost of products sold as a percentage of net sales was 73.2% for the second quarter of fiscal 2019, compared to 73.1% for the second quarter of fiscal 2018.  The Automotive segment cost of products sold as a percentage of net sales increased primarily due to sales mix related to our Pacific Insight business, which currently has a higher cost of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the second quarter of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S.

dollar during the period. The Industrial segment cost of products sold as a percentage of net sales decreased in the second quarter of fiscal 2019 due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of busbar and radio remote control products. In addition, the second quarter of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition. The Interface segment cost of products sold as a percentage of net sales increased primarily due to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment cost of products sold increased primarily due to an increase in sales volumes during the period.
Gross Profit.  Consolidated gross profit increased $8.8 million, or 14.2%, to $70.8 million for the three months ended October 27, 2018, as compared to $62.0 million for the three months ended October 28, 2017.  Gross margins as a percentage of net sales decreased slightly to 26.8% for the three months ended October 27, 2018, compared to 26.9% for the three months ended October 28, 2017.  The Automotive segment gross margins as a percentage of net sales decreased due primarily to sales mix related to our Pacific Insight business, which currently has a higher cost of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the second quarter of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Industrial segment gross margins increased due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of busbar and radio remote control products. In addition, the second quarter of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition. The Interface segment gross profit as a percentage of net sales decreased due primarily to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment gross margins improved primarily due to an increase in sales volumes during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased by $16.8 million, or 53.8%, to $48.0 million for the three months ended October 27, 2018, compared to $31.2 million for the three months ended October 28, 2017.  Selling and administrative expenses as a percentage of net sales increased to 18.2% for the three months ended October 27, 2018 from 13.6% for the three months ended October 28, 2017. The increase in selling and administrative expenses is partially attributable to the Grakon and Pacific Insight businesses, which were not owned by Methode during the entirety of the three months ended October 28, 2017, which accounted for $7.3 million of the increase. Excluding the activity from our Grakon and Pacific Insight businesses, expenses increased $9.5 million due primarily to a $5.7 million increase in stock award amortization expense and higher acquisition-related costs of $4.9 million, partially offset by lower legal fees of $1.1 million.
Amortization of Intangibles.  Amortization of intangibles increased $2.6 million, or 236.4%, to $3.7 million for the three months ended October 27, 2018, compared to $1.1 million for the three months ended October 28, 2017. The increase is due to the amortization expense related to our Grakon and Pacific Insight businesses.
Interest Expense, Net.  Interest expense, net was $1.6 million for the three months ended October 27, 2018, as compared to $0.2 million for the three months ended October 28, 2017. The increase in expense primarily relates to increased debt levels in the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018.
Other Expense (Income), Net. Other expense (income), net was income of $0.1 million for the three months ended October 27, 2018, as compared to expense of $0.4 million for the three months ended October 28, 2017. All amounts for both the second quarter of fiscal 2019 and the second quarter of fiscal 2018 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Mexican peso, Singapore dollar, Swiss franc and U.S. dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, euros and Chinese yuan, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense decreased $1.9 million, or 38.8%, to $3.0 million for the three months ended October 27, 2018, compared to $4.9 million for the three months ended October 28, 2017.  The Company's effective tax rate increased slightly to 17.0% in the second quarter of fiscal 2019, compared to 16.8% in the second quarter of fiscal 2018. The increase primarily relates to a favorable one-time effect from a state income tax rate change in the second quarter of fiscal 2018.
Net Income.  Net income was $14.6 million for the three months ended October 27, 2018, compared to $24.2 million for the three months ended October 28, 2017. Net income decreased due primarily to higher stock award amortization expense, higher acquisition-related expenses, higher amortization of intangible assets and increased interest expense, partially offset by increased sales volumes and net income from our recent acquisitions, lower legal fees, higher sales of our busbar and radio remote control products and the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$201.6	$186.7	$14.9	8.0%

Cost of Products Sold	146.7	133.9	12.8	9.6%

Gross Profit	54.9	52.8	2.1	4.0%

Selling and Administrative Expenses	16.3	9.4	6.9	73.4%
Amortization of Intangibles	1.8	0.5	1.3	260.0%

Income from Operations	$36.8	$42.9	$(6.1)	(14.2)%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	72.8%	71.7%
Gross Margins	27.2%	28.3%
Selling and Administrative Expenses	8.1%	5.0%
Amortization of Intangibles	0.9%	0.3%
Income from Operations	18.3%	23.0%
Net Sales.  Automotive segment net sales increased $14.9 million, or 8.0%, to $201.6 million for the three months ended October 27, 2018, from $186.7 million for the three months ended October 28, 2017.  Net sales increased in North America by $24.0 million, or 23.1%, to $127.8 million in the second quarter of fiscal 2019, compared to $103.8 million in the second quarter of fiscal 2018. North American automotive sales in the second quarter of fiscal 2019 include $6.1 million from Grakon, which was acquired in the second quarter of fiscal 2019, and $24.4 million from Pacific Insight, which was acquired in the second quarter of fiscal 2018. The second quarter of fiscal 2019 included approximately six weeks of Grakon's results. The second quarter of fiscal 2018 included only one month of Pacific Insight's results, which included $6.9 million of net sales. Other North American sales increased for our integrated center stack products due primarily to higher sales volumes, partially offset by pricing reductions. Sales for our transmission lead-frame assemblies decreased due primarily to pricing reductions and lower sales volumes in the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018. Sales of our human machine interface assembly products increased primarily due to increased sales volumes as the result of new program launches. Net sales in Europe decreased $7.3 million, or 12.5%, to $51.3 million in the second quarter of fiscal 2019, compared to $58.6 million in the second quarter of fiscal 2018. European sales decreased primarily due to the exclusion of pre-production reimbursements from net sales due to the adoption of ASC 606 on April 29, 2018, partially offset by higher sales volumes of sensor products. European pre-production reimbursements were $6.2 million during the three months ended October 28, 2017. Net sales in Asia decreased $1.8 million, or 7.4%, to $22.5 million in the second quarter of fiscal 2019, compared to $24.3 million in the second quarter of fiscal 2018, primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. In addition, sales volumes for steering angle sensor products were lower, as the products approach end of production. Translation of foreign operations' net sales for the three months ended October 27, 2018 decreased reported net sales by $1.6 million, or 0.8%, due to average currency rates in the second quarter of fiscal 2019, compared to the average currency rates in the second quarter of fiscal 2018, primarily due to the weakening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $12.8 million, or 9.6%, to $146.7 million for the three months ended October 27, 2018, compared to $133.9 million for the three months ended October 28, 2017.  The Automotive segment cost of products sold as a percentage of net sales increased to 72.8% in the second quarter of fiscal 2019, compared to 71.7% in the second quarter of fiscal 2018.  The cost of products sold as a percentage of net sales increased primarily due to sales mix related to our Pacific Insight business, which currently has a higher cost of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the second quarter of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Gross Profit.  Automotive segment gross profit increased $2.1 million, or 4.0%, to $54.9 million for the three months ended October 27, 2018, as compared to $52.8 million for the three months ended October 28, 2017.  The Automotive segment gross margins as a percentage of net sales decreased to 27.2% for the three months ended October 27, 2018, as compared to 28.3% for the three months ended October 28, 2017.  Gross margins as a percentage of net sales decreased due primarily to sales mix related to our Pacific Insight business, which currently has a higher cost of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the second quarter of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased $6.9 million, or 73.4%, to $16.3 million for the three months ended October 27, 2018, as compared to $9.4 million for the three months ended October 28, 2017.  Selling and administrative expenses as a percentage of net sales increased to 8.1% for the three months ended October 27, 2018, from 5.0% for the three months ended October 28, 2017. The increase in selling and administrative expenses is partially attributable to the Pacific Insight and Grakon businesses, which were not owned by Methode during the entirety of the three months ended October 28, 2017. This accounted for $1.6 million of the increase. Excluding the activity from our Pacific Insight and Grakon businesses, expenses increased $5.3 million due primarily to the increase in stock award amortization expense for our long-term incentive program. The second quarter of fiscal 2018 also includes a benefit of $1.1 million due to acquisition costs that were reclassified out of the Automotive segment and into the corporate segment during the period.
Amortization of Intangibles.  Amortization of intangibles increased $1.3 million, or 260.0%, to $1.8 million for the three months ended October 27, 2018, as compared to $0.5 million for the three months ended October 28, 2017.  Amortization of intangibles as a percentage of net sales increased to 0.9% for the three months ended October 27, 2018, from 0.3% for the three months ended October 28, 2017.
Income from Operations.  Automotive segment income from operations decreased $6.1 million, or 14.2%, to $36.8 million for the three months ended October 27, 2018, compared to $42.9 million for the three months ended October 28, 2017. Income from operations for the second quarter of fiscal 2019 decreased due primarily to increased stock award amortization expense, pricing reductions on certain products and increased intangible asset amortization expense, partially offset by the income from operations from our Grakon and Pacific Insight businesses and the weakening of the Mexican peso as compared to the U.S. dollar during the period.

Industrial Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$47.4	$24.7	$22.7	91.9%

Cost of Products Sold	33.2	18.3	14.9	81.4%

Gross Profit	14.2	6.4	7.8	121.9%

Selling and Administrative Expenses	7.7	3.7	4.0	108.1%
Amortization of Intangibles	1.4	—	1.4	—%

Income from Operations	$5.1	$2.7	$2.4	88.9%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	70.0%	74.1%
Gross Margins	30.0%	25.9%
Selling and Administrative Expenses	16.2%	15.0%
Amortization of Intangibles	3.0%	—%
Income from Operations	10.8%	10.9%
Net Sales.  Industrial segment net sales increased $22.7 million, or 91.9%, to $47.4 million for the three months ended October 27, 2018, from $24.7 million for the three months ended October 28, 2017.  Net sales increased in North America by $18.4 million, or 204.4%, to $27.4 million in the second quarter of fiscal 2019, compared to $9.0 million in the second quarter of fiscal 2018. Net sales in North America includes $18.1 million from Grakon and represents approximately six weeks of results. Excluding the acquisition of Grakon, North American sales increased by $0.3 million primarily due to increased sales volumes of busbar products in the quarter. Net sales increased in Europe by $1.1 million, or 11.2%, to $10.9 million in the second quarter of fiscal 2019, compared to $9.8 million in the second quarter of fiscal 2018. The increase was due primarily to an increase in sales of radio remote control products, partially offset by a decrease in sales of bypass switches. Net sales in Asia increased $3.2 million, or 54.2%, to $9.1 million in the second quarter of fiscal 2019, compared to $5.9 million in the second quarter of fiscal 2018, primarily due to higher sales volumes of busbar products.
Cost of Products Sold.  Industrial segment cost of products sold increased $14.9 million, or 81.4%, to $33.2 million for the three months ended October 27, 2018, compared to $18.3 million for the three months ended October 28, 2017.  Industrial segment cost of products sold as a percentage of net sales decreased to 70.0% for the three months ended October 27, 2018, compared to 74.1% for the three months ended October 28, 2017. Cost of products sold as a percentage of net sales decreased in the second quarter of fiscal 2019 due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of busbar and radio remote control products. In addition, the second quarter of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition.
Gross Profit.  Industrial segment gross profit increased $7.8 million, or 121.9%, to $14.2 million for the three months ended October 27, 2018, compared to $6.4 million for the three months ended October 28, 2017.  Gross margins as a percentage of net sales increased to 30.0% for the three months ended October 27, 2018, compared to 25.9% for the three months ended October 28, 2017.  Gross margins increased in the second quarter of fiscal 2019 due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of busbar and radio remote control products. In addition, the second quarter of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition.
Selling and Administrative Expenses.  Selling and administrative expenses increased $4.0 million, or 108.1%, to $7.7 million for the three months ended October 27, 2018, compared to $3.7 million for the three months ended October 28, 2017.  Selling and administrative expenses as a percentage of net sales increased to 16.2% for the three months ended October 27, 2018, from 15.0% for the three months ended October 28, 2017. The results for the three months ended October 27, 2018 include $5.7 million of selling and administrative expenses from Grakon. Excluding the impacts of the Grakon acquisition, selling and administrative expenses decreased $1.7 million due primarily to lower legal fees, partially offset by higher stock award amortization expense for our long-term incentive program.
Amortization of Intangibles.  Amortization of Intangibles increased to $1.4 million for the three months ended October 27, 2018 due primarily to the acquisition of Grakon in the second quarter of fiscal 2019.
Income from Operations.  Industrial segment income from operations increased $2.4 million, or 88.9%, to $5.1 million for the three months ended October 27, 2018, compared to $2.7 million for the three months ended October 28, 2017. Income from operations increased due primarily to the income from operations from our Grakon business, lower legal fees and higher sales of busbar and radio remote control products, partially offset by higher stock award amortization expense and lower sales volumes of bypass switches.
Interface Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$14.7	$18.7	$(4.0)	(21.4)%

Cost of Products Sold	13.2	14.9	(1.7)	(11.4)%

Gross Profit	1.5	3.8	(2.3)	(60.5)%

Selling and Administrative Expenses	1.6	1.1	0.5	45.5%
Amortization of Intangibles	0.5	0.6	(0.1)	(16.7)%

Income (Loss) from Operations	$(0.6)	$2.1	$(2.7)	(128.6)%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	89.8%	79.7%
Gross Margins	10.2%	20.3%
Selling and Administrative Expenses	10.9%	5.9%
Amortization of Intangibles	3.4%	3.2%
Income (Loss) from Operations	(4.1)%	11.2%
Net Sales.  Interface segment net sales decreased $4.0 million, or 21.4%, to $14.7 million for the three months ended October 27, 2018, compared to $18.7 million for the three months ended October 28, 2017.  Net sales decreased in North America by $4.0 million, or 21.7%, to $14.4 million in the second quarter of fiscal 2019, compared to $18.4 million in the second quarter of fiscal 2018, primarily due to lower sales volumes of appliance and data solution products. Net sales in Asia were unchanged at $0.3 million for both the second quarter of fiscal 2019 and the second quarter of fiscal 2018.
Cost of Products Sold.  Interface segment cost of products sold decreased $1.7 million, or 11.4%, to $13.2 million for the three months ended October 27, 2018, compared to $14.9 million for the three months ended October 28, 2017.  The Interface segment cost of products sold as a percentage of net sales increased to 89.8% for the three months ended October 27, 2018, from 79.7% for the three months ended October 28, 2017.  The increase primarily relates to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Gross Profit.  Interface segment gross profit decreased $2.3 million, or 60.5%, to $1.5 million in the second quarter of fiscal 2019, compared to $3.8 million in the second quarter of fiscal 2018.  Gross margins as a percentage of net sales decreased to 10.2% for the three months ended October 27, 2018, from 20.3% for the three months ended October 28, 2017. The decrease primarily relates to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased $0.5 million, or 45.5%, to $1.6 million for the three months ended October 27, 2018, compared to $1.1 million for the three months ended October 28, 2017.  Selling and administrative expenses as a percentage of net sales increased to 10.9% for the three months ended October 27, 2018, from 5.9% for the three months ended October 28, 2017. During the period, higher stock award amortization expense was partially offset by lower legal expense.
Amortization of Intangibles.  Amortization of intangibles decreased $0.1 million, or 16.7%, to $0.5 million for the three months ended October 27, 2018, compared to $0.6 million for the three months ended October 28, 2017.  Amortization of intangibles as a percentage of net sales increased to 3.4% for the three months ended October 27, 2018, from 3.2% for the three months ended October 28, 2017.
Income (Loss) From Operations.  Interface segment income from operations decreased $2.7 million to a loss of $0.6 million for the three months ended October 27, 2018, compared to income of $2.1 million for the three months ended October 28, 2017. Income from operations decreased due primarily to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by a favorable currency impact for appliance products due to the weakening of the Mexican peso as compared to the U.S. dollar.
Medical Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$0.3	$—	$0.3	—%

Cost of Products Sold	1.0	0.9	0.1	11.1%

Gross Profit	(0.7)	(0.9)	0.2	(22.2)%

Selling and Administrative Expenses	1.8	2.2	(0.4)	(18.2)%

Loss from Operations	$(2.5)	$(3.1)	$0.6	(19.4)%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	—%
Cost of Products Sold	333.3%	—%
Gross Margins	(233.3)%	—%
Selling and Administrative Expenses	600.0%	—%
Amortization of Intangibles	—%	—%
Loss from Operations	(833.3)%	—%
Net Sales.  The Medical segment had net sales of $0.3 million in the second quarter of fiscal 2019, compared to minimal net sales in the second quarter of fiscal 2018, due primarily to an expansion in our customer base.
Cost of Products Sold.  Medical segment cost of products sold was $1.0 million for the three months ended October 27, 2018, compared to $0.9 million for the three months ended October 28, 2017. The increase primarily relates to an increase in sales volumes during the period.
Gross Profit.  The Medical segment gross profit was a loss of $0.7 million for the three months ended October 27, 2018, compared to a loss of $0.9 million for the three months ended October 28, 2017.  The decreased loss primarily relates to an increase in sales volumes during the period.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $0.4 million, to $1.8 million for the three months ended October 27, 2018, compared to $2.2 million for the three months ended October 28, 2017. The decrease in selling and administrative expenses for the second quarter of fiscal 2019 primarily relates to decreased marketing expense, partially offset by increased salary and bonus expense in the period.
Loss From Operations  The Medical segment loss from operations decreased $0.6 million, to $2.5 million for the three months ended October 27, 2018, compared to $3.1 million for the three months ended October 28, 2017. The decreased loss relates to higher sales volumes and decreased marketing expense in the period, partially offset by increased salary and bonus expense during the period.
Results of Operations for the Six Months Ended October 27, 2018 as Compared to the Six Months Ended October 28, 2017
Consolidated Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$487.4	$431.3	$56.1	13.0%

Cost of Products Sold	356.5	313.7	42.8	13.6%

Gross Profit	130.9	117.6	13.3	11.3%

Selling and Administrative Expenses	77.5	60.8	16.7	27.5%
Amortization of Intangibles	5.6	1.7	3.9	229.4%
Interest Expense, Net	1.8	—	1.8	N/M	*
Other Expense, Net	0.2	1.2	(1.0)	N/M	*
Income Tax Expense	7.5	9.2	(1.7)	(18.5)%
Net Income	$38.3	$44.7	$(6.4)	(14.3)%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.1%	72.7%
Gross Margins	26.9%	27.3%
Selling and Administrative Expenses	15.9%	14.1%
Amortization of Intangibles	1.1%	0.4%
Interest Expense, Net	0.4%	—%
Other Expense, Net	—%	0.3%
Income Tax Expense	1.5%	2.1%
Net Income	7.9%	10.4%

* N/M equals non-meaningful
Net Sales.  Consolidated net sales increased by $56.1 million, or 13.0%, to $487.4 million for the six months ended October 27, 2018, from $431.3 million for the six months ended October 28, 2017.  The Automotive segment net sales increased $33.7 million, or 9.8%, to $376.9 million for the six months ended October 27, 2018, from $343.2 million for the six months ended October 28, 2017.  The Industrial segment net sales increased $29.1 million, or 57.6%, to $79.6 million for the six months ended October 27, 2018, from $50.5 million for the six months ended October 28, 2017. The Interface segment net sales decreased $7.2 million, or 19.2%, to $30.3 million for the six months ended October 27, 2018, compared to $37.5 million for the six months ended October 28, 2017. The Medical segment net sales increased $0.5 million to $0.6 million for the six months ended October 27, 2018, compared to $0.1 million for the six months ended October 28, 2017. Translation of foreign operations' net sales for the six months ended October 27, 2018 increased net sales by $1.1 million, or 0.2%, compared to the average currency rates in the six months ended October 28, 2017, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.

Cost of Products Sold.  Consolidated cost of products sold increased $42.8 million, or 13.6%, to $356.5 million for the six months ended October 27, 2018, compared to $313.7 million for the six months ended October 28, 2017.  Consolidated cost of products sold as a percentage of net sales increased to 73.1% for the six months ended October 27, 2018, compared to 72.7% for the six months ended October 28, 2017.  The Automotive segment cost of products sold as a percentage of net sales increased primarily due to sales mix related to our Pacific Insight business, which currently has a higher costs of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the second half of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Industrial segment cost of products sold as a percentage of net sales decreased primarily due to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first half of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition. The Interface segment cost of products sold as a percentage of net sales increased primarily due to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment cost of products sold increased primarily due to an increase in sales volumes during the period.
Gross Profit.  Consolidated gross profit increased $13.3 million, or 11.3%, to $130.9 million for the six months ended October 27, 2018, as compared to $117.6 million for the six months ended October 28, 2017.  Gross margins as a percentage of net sales decreased to 26.9% for six months ended October 27, 2018, compared to 27.3% for the six months ended October 28, 2017.  The Automotive segment gross margins as a percentage of net sales decreased due primarily to sales mix related to our Pacific Insight business, which currently has a higher costs of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the first half of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Industrial segment gross margins increased due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first half of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition. The Interface segment gross margins as a percentage of sales decreased primarily due to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment gross profit increased due primarily to an increase in sales volumes during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased $16.7 million, or 27.5%, to $77.5 million for the six months ended October 27, 2018, compared to $60.8 million for the six months ended October 28, 2017.  Selling and administrative expenses as a percentage of net sales increased to 15.9% for the six months ended October 27, 2018 from 14.1% for the six months ended October 28, 2017. The increase in selling and administrative expenses is partially attributable to the Grakon, Pacific Insight and Procoplast businesses, which were not owned by Methode during the entirety of the six months ended October 28, 2017. This accounted for $11.0 million of the increase. Excluding the activity from our Grakon, Pacific Insight and Procoplast businesses, expenses increased $5.7 million due primarily to a $3.7 million increase in stock award amortization expense, higher acquisition-related costs of $2.9 million and higher salary and other personnel costs, partially offset by lower legal fees of $2.8 million.
Amortization of Intangibles.  Amortization of intangibles increased $3.9 million, or 229.4%, to $5.6 million for the six months ended October 27, 2018, compared to $1.7 million for the six months ended October 28, 2017. The increase is primarily due to the amortization expense related to our Grakon and Pacific Insight businesses.
Interest Expense, Net.  Interest expense, net was $1.8 million for the six months ended October 27, 2018, compared to zero for the six months ended October 28, 2017. This change is due to the increased debt levels during the period.
Other Expense, Net. Other expense, net decreased $1.0 million to $0.2 million for the six months ended October 27, 2018, compared to $1.2 million for the six months ended October 28, 2017. All amounts for both the six months ended October 27, 2018 and the six months ended October 28, 2017 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Mexican peso, Singapore dollar, Swiss franc and U.S. dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, euros and Chinese yuan, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense decreased $1.7 million, or 18.5%, to $7.5 million for the six months ended October 27, 2018, compared to $9.2 million for the six months ended October 28, 2017.  The Company's effective tax rate decreased to 16.4% for the six months ended October 27, 2018, compared to 17.1% for the six months ended October 28, 2017. The decrease primarily relates to a decrease in pretax income and an increase in investment tax credits during the period.

Net Income.  Net income decreased $6.4 million, or 14.3%, to $38.3 million for the six months ended October 27, 2018, compared to $44.7 million for the six months ended October 28, 2017. Net income decreased due primarily to higher intangible asset amortization, higher stock award amortization, higher acquisition-related costs, customer pricing reductions and higher interest expenses, partially offset by lower legal fees and increased sales volumes and net income from our new acquisitions and higher sales of our radio remote control products.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$376.9	$343.2	$33.7	9.8%

Cost of Products Sold	275.0	244.5	30.5	12.5%

Gross Profit	101.9	98.7	3.2	3.2%

Selling and Administrative Expenses	29.1	19.5	9.6	49.2%
Amortization of Intangibles	3.1	0.5	2.6	520.0%

Income from Operations	$69.7	$78.7	$(9.0)	(11.4)%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.0%	71.2%
Gross Margins	27.0%	28.8%
Selling and Administrative Expenses	7.7%	5.7%
Amortization of Intangibles	0.8%	0.1%
Income from Operations	18.5%	22.9%
Net Sales.  Automotive segment net sales increased $33.7 million, or 9.8%, to $376.9 million for the six months ended October 27, 2018, from $343.2 million for the six months ended October 28, 2017.  Net sales increased in North America by $35.1 million, or 17.9%, to $231.6 million for the six months ended October 27, 2018, compared to $196.5 million for the six months ended October 28, 2017. North American Automotive sales included $6.1 million from Grakon, which was acquired in the second quarter of fiscal 2019, and $45.1 million from Pacific Insight, which was acquired in the second quarter of fiscal 2018. The second quarter of fiscal 2019 included approximately six weeks of Grakon's results. The first half of fiscal 2018 included only one month of Pacific Insight's results, which included $6.9 million of net sales. Other North American sales increased for our human machine interface assembly products due to new program launches. Sales declined for our integrated center stack products primarily due to pricing reductions. Sales for our transmission lead-frame assemblies decreased due to a combination of pricing reductions and lower sales volumes. Net sales increased in Europe by $3.6 million, or 3.6%, to $102.8 million for the six months ended October 27, 2018, compared to $99.2 million for the six months ended October 28, 2017. The increase in European sales includes an increase of $7.9 million from Procoplast, due primarily to only three months of activity being included in the six months ended October 28, 2017. Other European sales decreased primarily due the exclusion of pre-production reimbursements from net sales due to the adoption of ASC 606 on April 29, 2018, partially offset by higher sales volumes of sensor products. European pre-production reimbursements were $7.1 million during the six months ended October 28, 2018. Net sales in Asia decreased $5.0 million, or 10.5%, to $42.5 million for the six months ended October 27, 2018, compared to $47.5 million for the six months ended October 28, 2017, primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. We also experienced lower sales volumes for our steering angle sensor products, as the products approach end of production. Translation of foreign operations' net sales increased reported net sales by $1.1 million, or 0.3%, for the six months ended October 27, 2018, compared to the average currency rates for the six months ended October 28, 2017, primarily due to the strengthening of the euro and Chinese yuan as compared to the U.S. dollar.

Cost of Products Sold.  Automotive segment cost of products sold increased $30.5 million, or 12.5%, to $275.0 million for the six months ended October 27, 2018, from $244.5 million for the six months ended October 28, 2017.  The Automotive segment cost of products sold as a percentage of net sales increased to 73.0% for the six months ended October 27, 2018, compared to 71.2% for the six months ended October 28, 2017.  The cost of products sold as a percentage of net sales increased primarily due to sales mix related to our Pacific Insight business, which currently has a higher costs of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the second half of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Gross Profit.  Automotive segment gross profit increased $3.2 million, or 3.2%, to $101.9 million for the six months ended October 27, 2018, as compared to $98.7 million for the six months ended October 28, 2017.  The Automotive segment gross margins as a percentage of net sales decreased to 27.0% for the six months ended October 27, 2018, as compared to 28.8% for the six months ended October 28, 2017.  Gross margins as a percentage of net sales decreased due primarily to sales mix related to our Pacific Insight business, which currently has a higher costs of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the first half of fiscal 2018, included only one month of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased $9.6 million, or 49.2%, to $29.1 million for the six months ended October 27, 2018, compared to $19.5 million for the six months ended October 28, 2017.  Selling and administrative expenses as a percentage of net sales were 7.7% for the six months ended October 27, 2018, compared to 5.7% for the six months ended October 28, 2017. The increase in selling and administrative expenses is partially attributable to the Pacific Insight and Procoplast businesses, which were not owned by Methode during the entirety of the six months ended October 28, 2017. This accounted for $5.1 million of the increase. Excluding the activity from our Pacific Insight and Procoplast businesses, expenses increased $4.5 million due primarily to the increase in stock award amortization expense for our long-term incentive program and higher salary and other personnel costs.
Amortization of Intangibles.  Amortization of intangibles increased $2.6 million, or 520.0%, to $3.1 million for the six months ended October 27, 2018, compared to $0.5 million for the six months ended October 28, 2017.  Amortization of intangibles as a percentage of net sales were 0.8% for the six months ended October 27, 2018, compared to 0.1% for the six months ended October 28, 2017.
Income from Operations.  Automotive segment income from operations decreased $9.0 million, or 11.4%, to $69.7 million for the six months ended October 27, 2018, compared to $78.7 million for the six months ended October 28, 2017. Income from operations for the six months ended October 27, 2018 decreased due primarily to pricing reductions on certain products, an increase in stock award amortization expense for our long-term incentive program and increased intangible asset amortization expense, partially offset by the income from operations from our Pacific Insight, Procoplast and Grakon businesses, and the weakening of the Mexican peso as compared to the U.S. dollar during the period.

Industrial Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$79.6	$50.5	$29.1	57.6%

Cost of Products Sold	55.0	37.4	17.6	47.1%

Gross Profit	24.6	13.1	11.5	87.8%

Selling and Administrative Expenses	10.9	7.9	3.0	38.0%
Amortization of intangibles	1.5	0.1	1.4	N/M	*

Income from Operations	$12.2	$5.1	$7.1	139.2%	*

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	69.1%	74.1%
Gross Margins	30.9%	25.9%
Selling and Administrative Expenses	13.7%	15.6%
Amortization of intangibles	1.9%	0.2%
Income from Operations	15.3%	10.1%

* N/M equals non-meaningful
Net Sales.  Industrial segment net sales increased $29.1 million, or 57.6%, to $79.6 million for the six months ended October 27, 2018, from $50.5 million for the six months ended October 28, 2017.  Net sales increased in North America by $20.8 million, or 111.2%, to $39.5 million for the six months ended October 27, 2018, compared to $18.7 million for the six months ended October 28, 2017. Net sales in North America includes $18.1 million from Grakon and represents approximately six weeks of results. Other North American sales increased due primarily to sales volumes of radio remote control and busbar products. Net sales in Europe increased $2.1 million, or 10.4%, to $22.2 million for the six months ended October 27, 2018 compared to $20.1 million for the six months ended October 28, 2017, primarily due to higher sales volumes of radio remote control products, partially offset with lower sales volumes of bypass switches. Net sales in Asia increased $6.2 million, or 53.0%, to $17.9 million for the six months ended October 27, 2018, compared to $11.7 million for the six months ended October 28, 2017, primarily due to higher sales volumes of busbar products.
Cost of Products Sold.  Industrial segment cost of products sold increased $17.6 million, or 47.1%, to $55.0 million for the six months ended October 27, 2018, compared to $37.4 million for the six months ended October 28, 2017.  Industrial segment cost of products sold as a percentage of net sales decreased to 69.1% for the six months ended October 27, 2018, compared to 74.1% for the six months ended October 28, 2017. Cost of products sold as a percentage of net sales decreased due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first half of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition.
Gross Profit.  Industrial segment gross profit increased $11.5 million, or 87.8%, to $24.6 million for the six months ended October 27, 2018, compared to $13.1 million for the six months ended October 28, 2017.  Gross margins as a percentage of net sales increased to 30.9% for the six months ended October 27, 2018, from 25.9% for the six months ended October 28, 2017.  Gross margins increased due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first half of fiscal 2019 includes $2.6 million of purchase accounting related adjustments related to the Grakon acquisition.
Selling and Administrative Expenses.  Selling and administrative expenses increased $3.0 million, or 38.0%, to $10.9 million for the six months ended October 27, 2018, compared to $7.9 million for the six months ended October 28, 2017.  Selling and administrative expenses as a percentage of net sales decreased to 13.7% for the six months ended October 27, 2018, from 15.6% for the six months ended October 28, 2017. The results for the six months ended October 27, 2018 include $5.7 million of selling and administrative expenses from Grakon. Excluding the impacts of the Grakon acquisition, selling and administrative expenses decreased $2.7 million due primarily to lower legal fees, partially offset by higher stock award amortization expense for our long-term incentive program.
Amortization of Intangibles.  Amortization of intangibles increased $1.4 million to $1.5 million for the six months ended October 27, 2018, compared to $0.1 million for the six months ended October 28, 2017.  Amortization of intangibles as a percentage of net sales increased to 1.9% for the six months ended October 27, 2018, from 0.2% for the six months ended October 28, 2017.
Income from Operations.  Industrial segment income from operations was $12.2 million for the six months ended October 27, 2018, compared to $5.1 million for the six months ended October 28, 2017. Income from operations increased due primarily to lower legal fees, higher sales of radio remote control and busbar products and the income from operations from our Grakon business.
Interface Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$30.3	$37.5	$(7.2)	(19.2)%

Cost of Products Sold	25.9	29.8	(3.9)	(13.1)%

Gross Profit	4.4	7.7	(3.3)	(42.9)%

Selling and Administrative Expenses	3.2	3.2	—	—%
Amortization of Intangibles	1.0	1.1	(0.1)	(9.1)%

Income from Operations	$0.2	$3.4	$(3.2)	(94.1)%

Percent of sales:	October 27, 2018	October 28, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	85.5%	79.5%
Gross Margins	14.5%	20.5%
Selling and Administrative Expenses	10.6%	8.5%
Amortization of Intangibles	3.3%	2.9%
Income from Operations	0.7%	9.1%
Net Sales.  Interface segment net sales decreased $7.2 million, or 19.2%, to $30.3 million for the six months ended October 27, 2018, compared to $37.5 million for the six months ended October 28, 2017.  Net sales decreased in North America by $7.0 million, or 19.2%, to $29.4 million for the six months ended October 27, 2018, compared to $36.4 million for six months ended October 28, 2017, primarily due to lower sales volumes of appliance and data solution products. Net sales in Asia decreased $0.3 million, or 27.3%, to $0.8 million for the six months ended October 27, 2018, compared to $1.1 million for the six months ended October 28, 2017, due to lower sales volumes of legacy products.
Cost of Products Sold.  Interface segment cost of products sold decreased $3.9 million, or 13.1%, to $25.9 million for the six months ended October 27, 2018, compared to $29.8 million for the six months ended October 28, 2017.  The Interface segment cost of products sold as a percentage of net sales increased to 85.5% for the six months ended October 27, 2018, from 79.5% for the six months ended October 28, 2017.  The increase primarily relates to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Gross Profit.  Interface segment gross profit decreased $3.3 million, or 42.9%, to $4.4 million for the six months ended October 27, 2018, compared to $7.7 million for the six months ended October 28, 2017.  Gross margins as a percentage of net sales decreased to 14.5% for the six months ended October 27, 2018 from 20.5% for the six months ended October 28, 2017. The decrease primarily relates to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Selling and administrative expenses were unchanged at $3.2 million for both the six months ended October 27, 2018 and October 28, 2017, respectively. Selling and administrative expenses as a percentage of net sales increased to 10.6% for the six months ended October 27, 2018 from 8.5% for the six months ended October 28, 2017. During the period, higher stock award amortization expense was offset by lower legal expense.
Amortization of Intangibles.  Amortization of intangibles decreased $0.1 million, or 9.1%, to $1.0 million for the six months ended October 27, 2018, compared to $1.1 million for the six months ended October 28, 2017. Amortization of intangibles as a percentage of net sales increased to 3.3% for the six months ended October 27, 2018 from 2.9% for the six months ended October 28, 2017.
Income From Operations.  Interface segment income from operations decreased $3.2 million, or 94.1%, to $0.2 million for the six months ended October 27, 2018, compared to $3.4 million for the six months ended October 28, 2017. Income from operations decreased due primarily to lower sales volumes and unfavorable sales mix, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Medical Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 27, 2018	October 28, 2017	Net Change ($)	Net Change (%)
Net Sales	$0.6	$0.1	$0.5	500.0%

Cost of Products Sold	2.0	1.6	0.4	25.0%

Gross Profit	(1.4)	(1.5)	0.1	(6.7)%

Selling and Administrative Expenses	3.2	4.3	(1.1)	(25.6)%

Loss from Operations	$(4.6)	$(5.8)	$1.2	(20.7)%
Net Sales.  The Medical segment had $0.6 million of net sales in the six months ended October 27, 2018 and $0.1 million of net sales in the six months ended October 28, 2017, due primarily to an expansion in our customer base.
Cost of Products Sold.  Medical segment cost of products sold was $2.0 million for the six months ended October 27, 2018, compared to $1.6 million for the six months ended October 28, 2017. The increase primarily relates to an increase in sales volumes during the period.
Gross Profit.  The Medical segment gross profit was a loss of $1.4 million and $1.5 million for the six months ended October 27, 2018 and October 28, 2017, respectively. The decreased loss primarily relates to an increase in sales volumes during the period.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.1 million, or (25.6)%, to $3.2 million for the six months ended October 27, 2018, compared to $4.3 million for the six months ended October 28, 2017. The decrease in selling and administrative expenses for the six months ended October 27, 2018 primarily relates to decreased marketing expense in the period and lower stock award amortization expense for our long-term incentive program.
Loss From Operations  The Medical segment loss from operations decreased $1.2 million to $4.6 million for the six months ended October 27, 2018, compared to $5.8 million for the six months ended October 28, 2017.  The decreased loss relates to lower selling and administrative expenses related to decreased marketing expense and lower stock award amortization expense in the period.

Liquidity and Capital Resources
We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $110.9 million of cash and cash equivalents as of October 27, 2018, $96.7 million was held in subsidiaries outside the U.S. and $72.7 million of this amount is deemed to be permanently reinvested.
On September 12, 2018, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement amends and restates the Credit Agreement, dated November 18, 2016 (the “Existing Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. The Credit Agreement has a maturity date of September 12, 2023. The Credit Agreement includes a senior unsecured revolving credit facility, as well as a senior unsecured term loan, and is guaranteed by the Company’s wholly-owned U.S. subsidiaries.
The revolving credit facility has a maximum principal amount of $200.0 million and is available for general corporate purposes, including working capital and acquisitions. The term loan has a principal amount of $250.0 million and was made to partially fund the acquisition of Grakon in the second quarter of fiscal 2019. The Credit Agreement contains an option to increase the aggregate principal amount of the revolving credit facility and term loan by up to an additional $200.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The Credit Agreement provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At October 27, 2018, the interest rate on both the revolving credit facility and term loan was 1.50% plus LIBOR and we were in compliance with the covenants of the agreement. During the six months ended October 27, 2018, we had $98.0 million of borrowings, including the $250.0 million term loan, and payments of $41.5 million, which includes interest of $1.5 million, under the Credit Agreement. As of October 27, 2018, there were outstanding balances of $88.0 million and $250.0 million against the revolving credit facility and term loan, respectively. We believe the fair values approximate the carrying amounts as of October 27, 2018.
Methode's subsidiary, Pacific Insight, is party to a credit agreement with the Bank of Montreal. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. currency. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of October 27, 2018, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
In addition to the credit agreement with the Bank of Montreal, Pacific Insight was, until the second quarter of fiscal 2019, party to a credit agreement with Roynat. The credit agreement between Pacific Insight and Roynat was terminated during the second quarter of fiscal 2019 and payments of $2.8 million were made upon termination, including a prepayment fee of $0.1 million. Total repayments under this credit facility in fiscal 2019 were $3.8 million.

Excluding credit facilities, the Company also holds debt at its Procoplast subsidiary. As of October 27, 2018, Procoplast holds short-term debt totaling $3.0 million, with a weighted average interest rate of 1.75%. As of October 27, 2018, Procoplast holds long-term debt that consists of seventeen notes totaling $16.8 million, with a weighted-average interest rate of 1.48% and maturities ranging from 2019 to 2031.

Cash Flow - Operating Activities

Net cash provided by operating activities decreased $9.0 million to $36.2 million for the six months ended October 27, 2018, compared to $45.2 million for the six months ended October 28, 2017, primarily due to the changes in operating assets and liabilities, partially offset by an increase in our net income, adjusted for depreciation, amortization, deferred tax expense, stock-based compensation and the provision for bad debt. For the six months ended October 27, 2018, net changes in operating assets and liabilities resulted in cash used of $41.4 million, primarily due to an increase in prepaid expenses and other assets, an increase in accounts receivable, a decrease in accounts payable and other expenses and an increase in inventory levels. For the six months ended October 28, 2017, net changes in operating assets and liabilities resulted in cash used of $19.7 million, primarily due to an increase in accounts receivable, an increase in prepaid expenses and other assets and an increase in inventory levels, partially offset by a decrease in accounts payable and other expenses.
Cash Flow - Investing Activities
Net cash used in investing activities was $449.5 million for the six months ended October 27, 2018, compared to $146.0 million for the six months ended October 28, 2017. Net cash used in investing activities for the six months ended October 27, 2018 included $421.6 million, net of cash acquired, for the acquisition of Grakon. Net cash used in investing activities for the six months ended October 28, 2017 included $129.9 million, net of cash acquired, for the acquisitions of Pacific Insight and Procoplast. Net cash used for the purchase of property, plant and equipment was $28.6 million for the six months ended October 27, 2018, compared to $16.4 million for the six months ended October 28, 2017.
Cash Flow - Financing Activities
Net cash provided by financing activities increased $239.9 million to $291.1 million for the six months ended October 27, 2018, compared to $51.2 million for the six months ended October 28, 2017.  During the six months ended October 27, 2018, the Company had $348.0 million of borrowings against credit facilities, as compared to $129.9 million during the six months ended October 28, 2017. During the six months ended October 27, 2018, the Company had repayments of borrowings against credit facilities and other debt of $46.6 million, compared to $2.8 million during the six months ended October 28, 2017. We paid dividends of $8.6 million and $6.8 million in the six months ended October 27, 2018 and October 28, 2017, respectively. The first six months of fiscal 2019 included $1.7 million of taxes paid related to net share settlement of equity awards, compared to $0.3 million during the first six months of fiscal 2018. There were no proceeds from the exercise of stock options in either the first six months of fiscal 2019 or the first six months of fiscal 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3.  Quantitative And Qualitative Disclosures About Market Risk
Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $2.2 million as of October 27, 2018 and $1.9 million as of April 28, 2018.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $40.0 million at October 27, 2018 and $49.3 million at April 28, 2018.
We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreements, under which we had $338.0 million of net borrowings at October 27, 2018, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2019 based upon our current and expected levels of debt.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1A.    Risk Factors
Other than the supplemental risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 28, 2018.
International trade disputes could result in tariffs and other protectionist measures that could adversely affect the Company’s business.
Tariffs could increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that the Company earns on sales of its products. Tariffs could also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit the Company’s ability to offer its products and services. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.

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
Item 6.          Exhibits

Exhibit Number	Description
10.1	Agreement and Plan of Merger dated August 20, 2018 by and among Methode Electronics, Inc., Flash Merger Sub Corp., Grakon Parent, Inc., and Industrial Growth Partners IV, L.P.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	XBRL Instance
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Label Linkbase Document
101.5	XBRL Taxonomy Extension Presentation Linkbase Document
101.6	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(principal financial officer)

Dated:	December 6, 2018