Form 10-Q
period 2019-01-26
METHODE ELECTRONICS INC
filed 2019-03-07
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 26, 2019

or

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

At March 5, 2019, registrant had 36,986,952 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
January 26, 2019

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net Sales	$246.9	$228.0	$734.3	$659.3

Cost of Products Sold	182.6	167.9	539.1	481.6

Gross Profit	64.3	60.1	195.2	177.7

Selling and Administrative Expenses	32.8	22.5	110.3	83.3
Amortization of Intangibles	5.5	2.0	11.1	3.7

Income from Operations	26.0	35.6	73.8	90.7

Interest Expense, Net	3.2	0.3	5.0	0.3
Other Income, Net	(4.9)	(3.8)	(4.7)	(2.6)

Income before Income Taxes	27.7	39.1	73.5	93.0

Income Tax Expense (Benefit)	(3.0)	63.4	4.5	72.6

Net Income (Loss)	$30.7	$(24.3)	$69.0	$20.4

Basic and Diluted Income (Loss) per Common Share:
Basic	$0.82	$(0.65)	$1.84	$0.54
Diluted	$0.82	$(0.65)	$1.83	$0.54

Cash Dividends per Common Share	$0.11	$0.11	$0.33	$0.29

Weighted Average Number of Common Shares Outstanding:
Basic	37,405,550	37,292,934	37,387,181	37,275,041
Diluted	37,654,250	37,292,934	37,637,470	37,661,020
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net Income (Loss)	$30.7	$(24.3)	$69.0	$20.4

Foreign Currency Translation Adjustment	3.2	32.2	(22.4)	50.3
Comprehensive Income	$33.9	$7.9	$46.6	$70.7
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	January 26, 2019	April 28, 2018
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$73.7	$246.1
Accounts Receivable, Net	211.5	202.6
Inventories:
Finished Products	33.9	15.4
Work in Process	9.3	14.6
Materials	80.8	54.1
Total Inventories	124.0	84.1
Prepaid and Refundable Income Taxes	14.7	2.4
Prepaid Expenses and Other Current Assets	22.5	14.8
Total Current Assets	446.4	550.0
Property Plan and Equipment:
Land	3.6	0.8
Buildings and Building Improvements	74.7	69.2
Machinery and Equipment	390.3	364.7
Property, Plant and Equipment, Gross	468.6	434.7
Less: Allowances for Depreciation	279.5	272.5
Property, Plant and Equipment, Net	189.1	162.2
Other Assets:
Goodwill	236.8	59.2
Other Intangible Assets, Net	267.6	61.0
Cash Surrender Value of Life Insurance	8.6	8.2
Deferred Income Taxes	32.8	42.3
Pre-production Costs	32.5	20.5
Other	12.4	12.5
Total Other Assets	590.7	203.7
Total Assets	$1,226.2	$915.9
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable	$88.6	$89.5
Salaries, Wages and Payroll Taxes	21.4	22.8
Other Accrued Expenses	34.4	21.6
Short-term Debt	15.2	4.4
Income Tax Payable	16.8	18.7
Total Current Liabilities	176.4	157.0
Long-term Debt	287.7	53.4
Long-term Income Tax Payable	33.0	42.6
Other Liabilities	6.7	4.6
Deferred Income Taxes	38.9	18.3
Deferred Compensation	9.4	10.0
Total Liabilities	552.1	285.9
Shareholders' Equity:
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,333,576 and 38,198,353 shares issued as of January 26, 2019 and April 28, 2018, respectively	19.2	19.1
Additional Paid-in Capital	148.2	136.5
Accumulated Other Comprehensive Income (Loss)	(8.5)	13.9
Treasury Stock, 1,346,624 shares as of January 26, 2019 and April 28, 2018	(11.5)	(11.5)
Retained Earnings	526.7	472.0
Total Shareholders' Equity	674.1	630.0
Total Liabilities and Shareholders' Equity	$1,226.2	$915.9
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 28, 2018	38,198,353	$19.1	$136.5	$13.9	$(11.5)	$472.0	$630.0
Earned Portion of Restricted Stock Awards	135,223	0.1	(0.1)	—	—	(1.7)	(1.7)
Stock-based Compensation Expense	—	—	1.9	—	—	—	1.9
Adoption of ASU 2014-09	—	—	—	—	—	0.1	0.1
Foreign Currency Translation Adjustments	—	—	—	(17.9)	—	—	(17.9)
Net Income	—	—	—	—	—	23.7	23.7
Cash Dividends on Common Stock	—	—	—	—	—	(4.1)	(4.1)
Balance as of July 28, 2018	38,333,576	$19.2	$138.3	$(4.0)	$(11.5)	$490.0	$632.0
Stock-based Compensation Expense	—	—	9.0	—	—	—	9.0
Foreign Currency Translation Adjustments	—	—	—	(7.7)	—	—	(7.7)
Net Income	—	—	—	—	—	14.6	14.6
Cash Dividends on Common Stock	—	—	—	—	—	(4.6)	(4.6)
Balance as of October 27, 2018	38,333,576	$19.2	$147.3	$(11.7)	$(11.5)	$500.0	$643.3
Stock-based Compensation Expense	—	—	0.9	—	—	—	0.9
Foreign Currency Translation Adjustments	—	—	—	3.2	—	—	3.2
Net Income	—	—	—	—	—	30.7	30.7
Cash Dividends on Common Stock	—	—	—	—	—	(4.0)	(4.0)
Balance as of January 26, 2019	38,333,576	$19.2	$148.2	$(8.5)	$(11.5)	$526.7	$674.1

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 29, 2017	38,133,925	$19.1	$132.2	$(25.7)	$(11.5)	$427.0	$541.1
Earned Portion of Restricted Stock Awards	23,552	—	—	—	—	(0.2)	(0.2)
Stock-based Compensation Expense	—	—	4.1	—	—	—	4.1
Adoption of ASU 2016-09	—	—	—	—	—	2.7	2.7
Foreign Currency Translation Adjustments	—	—	—	24.6	—	—	24.6
Net Income	—	—	—	—	—	20.5	20.5
Cash Dividends on Common Stock	—	—	—	—	—	(3.4)	(3.4)
Balance as of July 29, 2017	38,157,477	$19.1	$136.3	$(1.1)	$(11.5)	$446.6	$589.4
Earned Portion of Restricted Stock Awards	24,000	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	3.1	—	—	—	3.1
Foreign Currency Translation Adjustments	—	—	—	(6.5)	—	—	(6.5)
Net Income	—	—	—	—	—	24.2	24.2
Cash Dividends on Common Stock	—	—	—	—	—	(3.4)	(3.4)
Balance as of October 28, 2017	38,181,477	$19.1	$139.4	$(7.6)	$(11.5)	$467.4	$606.8
Earned Portion of Restricted Stock Awards	3,543	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	(3.8)	—	—	—	(3.8)
Exercise of Options	8,333	—	0.2	—	—	—	0.2
Foreign Currency Translation Adjustments	—	—	—	32.2	—	—	32.2
Net Loss	—	—	—	—	—	(24.3)	(24.3)
Cash Dividends on Common Stock	—	—	—	—	—	(3.9)	(3.9)
Balance as of January 27, 2018	38,193,353	$19.1	$135.8	$24.6	$(11.5)	$439.2	$607.2

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 26, 2019	January 27, 2018
Operating Activities:
Net Income	$69.0	$20.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Fixed Assets	(0.6)	—
Gain on Sale of Licensing Agreement	—	(1.6)
Depreciation of Property, Plant and Equipment	19.5	16.3
Amortization of Intangible Assets	11.1	3.7
Stock-based Compensation	11.7	3.3
Provision for Bad Debt	0.1	0.1
Change in Deferred Income Taxes	(0.5)	(12.2)
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts Receivable	12.2	5.9
Inventories	(10.9)	(5.8)
Prepaid Expenses and Other Assets	(16.4)	14.6
Accounts Payable and Other Expenses	(30.9)	42.4
Net Cash Provided by Operating Activities	64.3	87.1
Investing Activities:
Purchases of Property, Plant and Equipment	(37.0)	(34.7)
Acquisitions of Businesses, Net of Cash Acquired	(421.6)	(129.9)
Purchases of Technology Licenses, Net	—	(0.7)
Sale of Business/Investment/Property	0.3	0.3
Net Cash Used in Investing Activities	(458.3)	(165.0)
Financing Activities:
Taxes Paid Related to Net Share Settlement of Equity Awards	(1.7)	(0.3)
Proceeds from Exercise of Stock Options	—	0.2
Cash Dividends	(12.7)	(10.6)
Proceeds from Borrowings	350.0	71.3
Repayment of Borrowings	(103.3)	(3.0)
Net Cash Provided by Financing Activities	232.3	57.6
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(10.7)	30.3
Increase (Decrease) in Cash and Cash Equivalents	(172.4)	10.0
Cash and Cash Equivalents at Beginning of Year	246.1	294.0
Cash and Cash Equivalents at End of Period	$73.7	$304.0
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
Effective October 27, 2018, the Company reorganized the reportable segments to align to our new structure resulting from the acquisition of Grakon Parent, Inc. ("Grakon"). Prior to this reorganization, the Company's four reportable segments were Automotive, Power, Interface and Other. As a result of this change, the Company's four reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments. Refer to Note 5, "Goodwill and Intangible Assets," and Note 9, "Segment Information," for further information.
The condensed consolidated financial statements and related disclosures as of January 26, 2019 and results of operations for the three and nine months ended January 26, 2019 and January 27, 2018 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The April 28, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended April 28, 2018, filed with the SEC on June 21, 2018.  Results may vary from quarter-to-quarter for reasons other than seasonality.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (ASC 842)," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Accounting Standards Codification ("ASC") 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 28, 2019. Prior to the issuance of ASU No. 2018-11, this ASU was required to be applied with a modified retrospective approach and required application of the new standard at the beginning of the earliest comparative period presented.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

We are continuing to assess the accounting and disclosure impact of ASU 2016-02 and refine our processes for adoption on April 27, 2019. As part of our adoption of this standard, we have selected, and are currently in the process of implementing, a software solution to assist in managing our inventory of leases and in complying with the disclosure requirements of this standard. We expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our minimum commitments under non-cancelable operating leases are not significantly different than those disclosed in our fiscal 2018 Form 10-K. Management does not expect the new standard will have a material impact on the Company’s consolidated results of operations or cash flows.

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

	Impact of Changes in Accounting Policy
	Three Months Ended January 26, 2019			Nine Months Ended January 26, 2019
	As Reported	Adjustments	Balance Under ASC 605	As Reported	Adjustments	Balance Under ASC 605
Net Sales	$246.9	$(0.5)	$247.4	$734.3	$(16.5)	$750.8
Cost of Products Sold	$182.6	$(0.5)	$183.1	$539.1	$(16.5)	$555.6
Total Inventories				$124.0	$(0.6)	$124.6
Contract Assets				$0.9	$0.9	$—
Contract Liabilities				$0.2	$0.2	$—
Retained Earnings				$526.7	$0.1	$526.6

Revenue Accounting Policy:

In May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Periods prior to April 29, 2018

Revenue was recognized in accordance with ASC 605.  Revenue was recognized upon either shipment or delivery (depending on shipping terms) of product to customers and is recorded net of returns, allowances, customer discounts, and incentives.  Sales taxes collected from customers and remitted to governmental authorities were accounted for on a net (excluded from revenues) basis.

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

Costs to Fulfill/Obtain a Contract:

We incur pre-production tooling costs related to products produced for our customers under long-term supply agreements. We had $32.5 million and $20.5 million as of January 26, 2019 and April 28, 2018, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These costs are capitalized and recognized into income upon acceptance. The Company concluded that pre-production tooling and engineering costs do not represent a promised good or service under ASC 606, and as such, reimbursements received are accounted for as a reimbursement of the expense, not revenue. This change resulted in tooling reimbursements of $0.5 million and $16.6 million being recorded into cost of products sold during the three and nine months ended January 26, 2019, respectively.

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

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized over time. The Company has determined that unbilled receivables were $0.8 million and $0.9 million as of April 29, 2018 and January 26, 2019, respectively. During the nine months ended January 26, 2019, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of January 26, 2019.

Deferred Revenue (Contract Liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. Deferred revenue was $0.2 million at both April 29, 2018 and January 26, 2019. No previously deferred revenue was recorded into revenue during the nine months ended January 26, 2019.

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

	Three Months Ended January 26, 2019
	Auto	Industrial	Medical	Interface	Total
Geographic Net Sales:
U.S.	$80.7	$33.8	$0.1	$13.3	$127.9
Malta	26.7	7.0	—	0.1	33.8
China	20.5	9.6	—	—	30.1
Canada	21.1	5.5	—	—	26.6
Egypt	10.0	—	—	—	10.0
Belgium	7.2	—	—	—	7.2
Other	6.7	4.3	—	0.3	11.3
Total Net Sales	$172.9	$60.2	$0.1	$13.7	$246.9

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$165.7	$60.2	$0.1	$13.7	$239.7
Goods Transferred Over Time	7.2	—	—	—	7.2
Total Net Sales	$172.9	$60.2	$0.1	$13.7	$246.9

	Nine Months Ended January 26, 2019
	Auto	Industrial	Medical	Interface	Total
Geographic Net Sales:
U.S.	$254.7	$70.8	$0.7	$42.7	$368.9
Malta	86.8	22.7	—	0.2	109.7
China	63.0	27.5	—	0.1	90.6
Canada	66.2	8.0	—	—	74.2
Egypt	35.6	—	—	—	35.6
Belgium	24.2	—	—	—	24.2
Other	19.3	10.8	—	1.0	31.1
Total Net Sales	$549.8	$139.8	$0.7	$44.0	$734.3

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$524.8	$139.8	$0.7	$44.0	$709.3
Goods Transferred Over Time	25.0	—	—	—	25.0
Total Net Sales	$549.8	$139.8	$0.7	$44.0	$734.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

4.    ACQUISITIONS
Fiscal 2019 Acquisition

Grakon Parent, Inc.

On September 12, 2018, we acquired 100% of the stock of Grakon for $421.6 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed lighting solutions and highly styled engineered components. Grakon’s manufacturing capabilities and products help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the condensed consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Grakon has been included in the Company's North American Automotive and Grakon Industrial reporting units.

The Company has not yet completed the process of estimating the fair value of the assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. Based on the Company's preliminary allocation of the purchase price, revised as of January 26, 2019, goodwill increased $2.9 million from the preliminary amount reported in the Company's condensed consolidated financial statements at October 27, 2018. The revised preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

Cash	$6.9
Accounts Receivable	36.1
Inventory	31.0
Prepaid Expenses and Other Current Assets	1.2
Other Intangible Assets	218.9
Goodwill	178.1
Pre-production Costs	1.5
Property, Plant and Equipment	16.2
Accounts Payable	(19.4)
Salaries, Wages and Payroll Taxes	(4.4)
Other Accrued Expenses	(7.2)
Income Tax Payable	(0.7)
Deferred Income Tax Liability	(29.7)
Total Purchase Price	$428.5

The following table presents details of the intangible assets acquired:

	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$54.0	19.5 years
Customer Relationships and Agreements - All Other Customers	125.0	19.5 years
Technology Licenses	17.7	6.3 years
Trade Names	22.2	8.5 years
Total	$218.9

The Company's results of operations for the three months ended January 26, 2019 was comprised of revenues of $46.9 million and net income of $4.4 million from Grakon. The Company's results of operations for the nine months ended January 26, 2019 included approximately four and a half months of the operating results of Grakon, which was comprised of revenues of $71.1 million and net income of $4.2 million.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

Acquisition-related costs of $3.8 million and $15.3 million were incurred in relation to the acquisition of Grakon for the three and nine months ended January 26, 2019, respectively. Acquisition-related costs for the three months ended January 26, 2019 included $0.8 million of costs which have been reported in selling and administrative expenses and $3.0 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income. Acquisition-related costs for the nine months ended January 26, 2019 included $9.7 million of costs which have been reported in selling and administrative expenses and $5.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

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

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed was:

Cash	$1.3
Accounts Receivable	7.4
Inventory	3.5
Other Intangible Assets	19.2
Goodwill	6.8
Pre-production Costs	2.3
Property, Plant and Equipment	23.8
Accounts Payable	(4.9)
Salaries, Wages and Payroll Taxes	(0.8)
Other Accrued Expenses	(0.7)
Income Tax Payable	(0.6)
Short-term Debt	(3.2)
Other Liabilities	(2.1)
Long-term Debt	(20.6)
Deferred Income Tax Liability	(7.9)
Total Purchase Price	$23.5

The following table presents details of the intangible assets acquired:

	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$12.3	17.0 years
Customer Relationships and Agreements - All Other Customers	2.8	11.5 years
Technology Licenses	2.1	8.5 years
Trade Names	2.0	8.5 years
Total	$19.2

No acquisition-related costs were incurred in relation to the acquisition of Procoplast for the three months ended January 27, 2018. Acquisition-related costs of $1.3 million were incurred in relation to the acquisition of Procoplast for the nine months ended January 27, 2018. Acquisition costs for the nine months ended January 27, 2018 included $1.1 million of

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

costs which have been reported in selling and administrative expenses and $0.2 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

Pacific Insight Electronics Corp.

On October 3, 2017, we acquired 100% of the outstanding common shares of Pacific Insight Electronics Corp. ("Pacific Insight") in a cash transaction for $108.7 million, net of cash acquired. Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets, and has manufacturing facilities in both Canada and Mexico. Its technology in LED-based ambient and direct lighting expands our presence within the automotive interior, as well as augments our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Pacific Insight has been included in the Company's North American Automotive reporting unit.

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed was:

Cash	$4.9
Accounts Receivable	18.3
Inventory	13.0
Prepaid Expenses and Other Current Assets	0.3
Income Taxes Receivable	1.2
Other Intangible Assets	40.1
Goodwill	50.4
Pre-production Costs	0.8
Property, Plant and Equipment	13.2
Accounts Payable	(7.9)
Salaries, Wages and Payroll Taxes	(0.8)
Other Accrued Expenses	(2.9)
Short-term Debt	(0.8)
Long-term Debt	(3.4)
Deferred Income Tax Liability	(12.8)
Total Purchase Price	$113.6

The following table presents details of the intangible assets acquired:

	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Automotive	$22.6	11.0 years
Customer Relationships and Agreements - Commercial	9.6	13.0 years
Trade Names	6.2	7.5 years
Technology Licenses	1.7	5.5 years
Total	$40.1

No acquisition-related costs were incurred in relation to the acquisition of Pacific Insight for the three months ended January 27, 2018. Acquisition-related costs of $5.5 million were incurred in relation to the acquisition of Pacific Insight for the nine months ended January 27, 2018. Acquisition-related costs for the nine months ended January 27, 2018 included $4.9 million of costs which have been reported in selling and administrative expenses and $0.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The following table presents unaudited supplemental pro forma results for the three and nine months ended January 26, 2019 and January 27, 2018, respectively, as if both the Grakon acquisition had occurred as of the beginning of fiscal 2018 and the Pacific Insight acquisition had occurred as of the beginning of fiscal 2017. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such times. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, interest expense adjustments due to an increased debt level, adjustments for certain acquisition-related charges and related tax effects.

	(Unaudited)
	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Revenues	$249.5	$261.2	$805.7	$804.6
Net Income	$36.0	$(23.9)	$91.4	$28.8

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
As part of the acquisition of Grakon in fiscal 2019, the Company recorded goodwill of $178.1 million, of which $39.4 million is deductible for income taxes. As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company recorded goodwill of $6.8 million and $50.4 million, respectively, none of which is deductible for income taxes. The following table shows the roll-forward of goodwill in the financial statements by segment as of January 26, 2019.

	Automotive	Industrial	Total
Balance as of April 28, 2018	$57.5	$1.7	$59.2
Goodwill Acquired	50.6	127.5	178.1
Foreign Currency Translation	(0.4)	(0.1)	(0.5)
Balance as of January 26, 2019	$107.7	$129.1	$236.8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

As part of the acquisition of Grakon in fiscal 2019, the Company acquired estimated intangible assets of $218.9 million. As part of the acquisitions of Procoplast and Pacific Insight in fiscal 2018, the Company acquired intangible assets of $19.2 million and $40.1 million, respectively. The following tables present details of the Company’s intangible assets.

	As of January 26, 2019
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$242.1	$24.4	$217.7	17.7
Trade Names, Patents and Technology Licenses	77.5	27.6	49.9	6.7
Total	$319.6	$52.0	$267.6

	As of April 28, 2018
	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Customer Relationships and Agreements	$64.4	$18.1	$46.3	12.3
Trade Names, Patents and Technology Licenses	37.7	23.0	14.7	5.3
Total	$102.1	$41.1	$61.0
The estimated aggregate amortization expense for the current fiscal year and each of the four succeeding fiscal years is as follows:

2019	$16.5
2020	$20.1
2021	$20.0
2022	$20.0
2023	$20.0
As of January 26, 2019 and April 28, 2018, the trade names, patents and technology licenses include $1.8 million of trade names that are not subject to amortization.
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

The Company recognized an income tax benefit of $3.0 million and an income tax expense of $63.4 million for the three months ended January 26, 2019 and January 27, 2018, respectively. The Company’s effective tax rate was (10.4)% and 162.1% for the three months ended January 26, 2019 and January 27, 2018, respectively. The Company recognized an income tax provision of $4.5 million and $72.6 million for the nine months ended January 26, 2019 and January 27, 2018, respectively. The Company’s effective tax rate was 6.1% and 78.1% for the nine months ended January 26, 2019 and January 27, 2018, respectively.

The income tax provision for both the three and nine months ended January 26, 2019 is lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates, and a discrete tax adjustment of $7.5 million. The discrete tax adjustment is primarily related to the finalization of the transition tax associated with U.S. tax reform, foreign tax credits related to dividend repatriation, and the release of a tax reserve. The income tax provision for both the three and nine months ended January 27, 2018 is higher than the U.S. statutory tax rate primarily due to the transition tax and the impact of revaluing deferred taxes due to the change in the federal tax rate from U.S. Tax Reform.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a one-year measurement period to finalize the effects associated with U.S. Tax Reform. The Company recognized a provisional tax expense estimate of $56.8 million related to the deemed repatriated earnings and the revaluation of deferred taxes in its consolidated financial statements for the quarter ended January 27, 2018. Adjustments made to the provisional amounts allowed under SAB 118 were identified and recorded as described in the following paragraph.

In the fourth quarter ended April 28, 2018, the Company recognized a $3.1 million discrete tax benefit for the deemed repatriated earnings and the revaluation of deferred taxes to the provisional tax impacts of the U.S. Tax Reform. In the third quarter ended January 26, 2019, the Company recognized a $4.8 million discrete tax benefit from the re-measurement of the deemed repatriated foreign earnings associated with U.S. Tax Reform. These adjustments included changes in interpretations and assumptions the Company made, additional regulatory guidance that was issued, and actions the Company took as a result of U.S. Tax Reform.

Due to the enactment of U.S. Tax Reform, repatriations of foreign earnings will generally not be subject to U.S. federal income tax but may be subject to other taxes such as withholding tax or state income tax. Indefinite reinvestment is determined by management’s intentions concerning the future operations and liquidity needs of the Company. Most of these earnings have been reinvested in non-U.S. business operations. However, due to U.S. Tax Reform, substantially all prior unrepatriated foreign earnings were subject to U.S. tax. Accordingly, we expect to have the ability to repatriate those earnings without incremental U.S. federal tax cost. We have also changed our intent regarding certain cash repatriations. However, substantially all prior undistributed earnings from foreign subsidiaries are indefinitely reinvested. A determination of the potential deferred taxes related to these undistributed earnings or any other basis differences is not practicable.

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
In the aggregate, the number of RSAs earned will vary based on performance relative to established goals for fiscal 2020 EBITDA, with 50% of the target shares earned for threshold performance (representing 332,543 shares), 100% of the target shares earned for target performance (representing 665,085 shares) and 150% of the target shares earned for maximum performance (representing 997,628 shares). Starting in the third quarter of fiscal 2018 and ending with the first quarter of fiscal 2019, the Company had been recording the RSA compensation expense based on threshold performance. Prior thereto, the Company had been recording the RSA compensation expense based on target performance.
Per ASC 718 accounting guidance, management is required in each reporting period to determine the fiscal 2020 EBITDA level that is "probable" (70% confidence) for which a performance condition will be achieved. Due to the expected accretive nature of the Grakon acquisition on fiscal 2020 results, management determined during the second quarter of fiscal 2019 that it was probable that the Company will meet the fiscal 2020 target consolidated EBITDA performance level of $221.0 million.
At the target level of performance, the expected expense for the RSAs is $22.1 million through fiscal 2020. In the three and nine months ended January 26, 2019, the Company recorded $0.6 million and $9.7 million, respectively, in compensation expense related to the RSAs based on target performance. The $9.7 million in compensation expense recorded in the nine months ended January 26, 2019 is inclusive of $7.4 million in compensation expense, which was the result of changing the estimated level of performance from threshold to target levels in the second quarter. In the three and nine months ended January 27, 2018, the Company recorded a net reversal of compensation expense of $5.4 million and $2.2 million, respectively, related to the RSAs based on threshold performance. These amounts are inclusive of a $6.0 million compensation expense reversal in the third quarter of fiscal 2018, which was the result of changing the estimated level of performance from target to threshold levels.

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
Restricted Stock Units ("RSUs")
In the first quarter of fiscal 2019, the Compensation Committee awarded 7,750 RSUs to an additional key member of Methode management. In the aggregate, the Company has granted 646,675 RSUs to key employees, of which 329,497 are still unvested and outstanding. The RSUs are subject to a vesting period, with 30% vested on April 28, 2018, 30% vesting on April 27, 2019 and 40% vesting on May 2, 2020. The total expense for the RSUs is expected to be $17.0 million through fiscal 2020. During the three and nine months ended January 26, 2019, the Company recorded $0.2 million and $1.1 million, respectively, of compensation expense related to the RSUs. During the three and nine months ended January 27, 2018, the Company recorded $1.5 million and $4.5 million, respectively, in compensation expense related to the RSUs.
Director Awards
During the first quarter of fiscal 2019, the Company issued 24,000 shares of common stock to our independent directors, all of which vested immediately upon grant. We recorded $0.9 million of compensation expense related to these shares during the nine months ended January 26, 2019.

8.    NET INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Numerator - Net Income (Loss)	$30.7	$(24.3)	$69.0	$20.4
Denominator:
Denominator for Basic Net Income (Loss) per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Awards	37,405,550	37,292,934	37,387,181	37,275,041
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	248,700	—	250,289	385,979
Denominator for Diluted Net Income (Loss) per Share	37,654,250	37,292,934	37,637,470	37,661,020

Net Income (Loss) per Share:
Basic	$0.82	$(0.65)	$1.84	$0.54
Diluted	$0.82	$(0.65)	$1.83	$0.54
For both the three and nine months ended January 26, 2019, 101,668 options have been excluded in the computation of diluted net income per share because the average market price was lower than the exercise price for the period. RSAs for 665,085 and 570,818 shares have been excluded in the computation of diluted net income per share for the three and nine months ended January 26, 2019, respectively, as these awards are contingent on the Company's full-year performance in fiscal 2020.
For the three months ended January 27, 2018, potential dilutive shares have been excluded in the computation of diluted net loss per share, as the effect would have been anti-dilutive. For the nine months ended January 27, 2018, no options have been excluded in the computation of diluted net income per share because the average market price was greater than the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

exercise price for the period. RSAs for 423,038 shares have been excluded in the computation of diluted net income per share for the nine months ended January 27, 2018, as these awards are contingent on the Company's full-year performance in fiscal 2020.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

The tables below present information about our reportable segments.

	Three Months Ended January 26, 2019
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$174.0	$60.9	$13.8	$0.1	$(1.9)	$246.9
Transfers between Segments	(1.1)	(0.7)	(0.1)	—	1.9	—
Net Sales to Unaffiliated Customers	$172.9	$60.2	$13.7	$0.1	$—	$246.9

Income (Loss) from Operations	$27.0	$8.9	$—	$(1.7)	$(8.2)	$26.0
Interest Expense, Net						3.2
Other Income, Net						(4.9)
Income before Income Taxes						$27.7

	Three Months Ended January 27, 2018
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$187.7	$25.5	$17.7	$0.1	$(3.0)	$228.0
Transfers between Segments	(2.8)	—	(0.1)	—	2.9	—
Net Sales to Unaffiliated Customers	$184.9	$25.5	$17.6	$0.1	$(0.1)	$228.0

Income (Loss) from Operations	$39.4	$3.2	$1.6	$(2.3)	$(6.3)	$35.6
Interest Expense, Net						0.3
Other Income, Net						(3.8)
Income before Income Taxes						$39.1

	Nine Months Ended January 26, 2019
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$555.0	$141.8	$44.2	$0.7	$(7.4)	$734.3
Transfers between Segments	(5.2)	(2.0)	(0.2)	—	7.4	—
Net Sales to Unaffiliated Customers	$549.8	$139.8	$44.0	$0.7	$—	$734.3

Income (Loss) from Operations	$96.7	$21.1	$0.2	$(6.3)	$(37.9)	$73.8
Interest Expense, Net						5.0
Other Income, Net						(4.7)
Income before Income Taxes						$73.5

	Nine Months Ended January 27, 2018
	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$535.4	$75.7	$55.6	$0.2	$(7.6)	$659.3
Transfers between Segments	(7.3)	0.3	(0.5)	—	7.5	—
Net Sales to Unaffiliated Customers	$528.1	$76.0	$55.1	$0.2	$(0.1)	$659.3

Income (Loss) from Operations	$118.1	$8.3	$5.0	$(8.1)	$(32.6)	$90.7
Interest Expense, Net						0.3
Other Income, Net						(2.6)
Income before Income Taxes						$93.0

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
Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of January 26, 2019, the matter remains in the pre-trial stage.
11.    PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS
We incur pre-production tooling costs related to certain products produced for our customers under long-term supply agreements.  We had $32.5 million and $20.5 million as of January 26, 2019 and April 28, 2018, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. We had $8.6 million and $10.1 million at January 26, 2019 and April 28, 2018, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.
12.    DEBT
On September 12, 2018, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement amends and restates the Credit Agreement, dated November 18, 2016, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. The Credit Agreement has a maturity date of September 12, 2023. The Credit Agreement includes a senior unsecured revolving credit facility, as well as a senior unsecured term loan, and is guaranteed by the Company’s wholly-owned U.S. subsidiaries.
The revolving credit facility has a maximum principal amount of $200.0 million and is available for general corporate purposes, including working capital and acquisitions. The term loan has a principal amount of $250.0 million, and requires quarterly payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. The term loan was made to partially fund the acquisition of Grakon in the second quarter of fiscal 2019. The Credit Agreement contains an option to increase the aggregate principal amount of the revolving credit facility and term loan by up to an additional $200.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The Credit Agreement provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At January 26, 2019, the interest rate on both the revolving credit facility and term loan was LIBOR plus 1.50% and we were in compliance with the covenants of the agreement. During the nine months ended January 26, 2019, we had $350.0 million of borrowings, including the $250.0 million term loan, and payments of $101.4 million, which includes interest of $5.3 million, under the Credit Agreement. As of January 26, 2019, there were outstanding balances of $37.0 million and $246.9 million against the revolving credit facility and term loan, respectively. We believe the fair values approximate the carrying amounts as of January 26, 2019.
Methode's subsidiary, Pacific Insight, is party to a credit agreement with the Bank of Montreal. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in millions, except per share data)

under the facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. currency. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of January 26, 2019, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants of the agreement.
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
Excluding credit facilities, the Company also holds debt at its Procoplast subsidiary. As of January 26, 2019, Procoplast holds short-term debt totaling $2.9 million, with a weighted average interest rate of 1.76%. As of January 26, 2019, Procoplast holds long-term debt that consists of seventeen notes totaling $16.3 million, with a weighted-average interest rate of 1.47% and maturities ranging from 2019 to 2031.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties.  We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles.  Our results will be subject to many of the same risks that apply to the automotive, appliance, commercial vehicle, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes.  Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements.  The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•	Any decision to strategically divest one or more current businesses or our inability to capitalize on prior or future acquisitions may adversely affect our business.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	Changes in tax laws may harm our financial results.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	The Company is exposed to, and may be adversely affected by, potential security breaches or other disruptions to its information technology systems and data security.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services, costs associated with recalls, or liability claims against us.

•	Our technology-based businesses and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales could decline.

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
Overview
We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Shanghai and Dongguan, China; Cairo, Egypt; Mriehel, Malta; Monterrey and Fresnillo, Mexico; and Nelson, British Columbia, Canada. We design, manufacture and market devices employing electrical, radio remote control, electronic, wireless, sensing and optical technologies. Our business is managed on a segment basis, with those segments being Automotive, Industrial, Interface and Medical.  For more information regarding the business and products of these segments, see “Item 1. Business.” of our Form 10-K for the fiscal year ended April 28, 2018, and the descriptions below regarding the business and products of our Grakon subsidiary, which was acquired in September 2018.
Our components are found in the primary end-markets of the aerospace, appliance, automotive, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.
Recent Events

On September 12, 2018, we acquired 100% of the stock of Grakon for $421.6 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed lighting solutions and highly styled engineered components. Grakon’s manufacturing capabilities and products will help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Grakon has been included in the Company's North American Automotive and Grakon Industrial reporting units.

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

In the first quarter of fiscal 2018, the Company acquired 100% of the stock of Procoplast for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

In the second quarter of fiscal 2018, the Company acquired 100% of the outstanding common shares of Pacific Insight in a cash transaction for $107.7 million, net of cash acquired.  Pacific Insight, headquartered in Vancouver, British Columbia, Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets. Its technology in LED-based ambient and direct lighting will expand our presence within the automotive interior, as well as augment our efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition.

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of January 26, 2019, the matter remains in the pre-trial stage.
We incurred Hetronic-related legal fees of $0.8 million and $1.5 million during the three months ended January 26, 2019 and January 27, 2018, respectively. For the nine months ended January 26, 2019 and January 27, 2018, we incurred Hetronic-related legal fees of $2.7 million and $6.0 million, respectively.

Results of Operations for the Three Months Ended January 26, 2019 as Compared to the Three Months Ended January 27, 2018
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$246.9	$228.0	$18.9	8.3%

Cost of Products Sold	182.6	167.9	14.7	8.8%

Gross Profit	64.3	60.1	4.2	7.0%

Selling and Administrative Expenses	32.8	22.5	10.3	45.8%
Amortization of Intangibles	5.5	2.0	3.5	175.0%
Interest Expense, Net	3.2	0.3	2.9	966.7%
Other Income, Net	(4.9)	(3.8)	(1.1)	28.9%
Income Tax Expense (Benefit)	(3.0)	63.4	(66.4)	(104.7)%
Net Income (Loss)	$30.7	$(24.3)	$55.0	(226.3)%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	74.0%	73.6%
Gross Margins	26.0%	26.4%
Selling and Administrative Expenses	13.3%	9.9%
Amortization of Intangibles	2.2%	0.9%
Interest Expense, Net	1.3%	0.1%
Other Income, Net	(2.0)%	(1.7)%
Income Tax Expense (Benefit)	(1.2)%	27.8%
Net Income (Loss)	12.4%	(10.7)%
Net Sales.  Net sales increased $18.9 million, or 8.3%, to $246.9 million for the three months ended January 26, 2019, from $228.0 million for the three months ended January 27, 2018.  The Automotive segment net sales decreased $12.0 million, or 6.5%, to $172.9 million for the third quarter of fiscal 2019, from $184.9 million for the third quarter of fiscal 2018. The Industrial segment net sales increased $34.7 million, or 136.1%, to $60.2 million for the third quarter of fiscal 2019, from $25.5 million for the third quarter of fiscal 2018. The Interface segment net sales decreased $3.9 million, or 22.2%, to $13.7 million for the third quarter of fiscal 2019, compared to $17.6 million for the third quarter of fiscal 2018.  The Medical segment net sales were unchanged at $0.1 million for both the third quarter of fiscal 2019 and the third quarter of fiscal 2018.  The impact of foreign currency translation decreased net sales by $2.2 million, or 0.9%, in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018, primarily due to the weakening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Cost of products sold increased $14.7 million, or 8.8%, to $182.6 million for the three months ended January 26, 2019, compared to $167.9 million for the three months ended January 27, 2018.  Consolidated cost of products sold as a percentage of net sales increased to 74.0% for the three months ended January 26, 2019, compared to 73.6% for the three months ended January 27, 2018.  Cost of products sold as a percentage of net sales were negatively impacted during the third quarter of fiscal 2019 by initiatives to reduce overall costs and improve operational profitability. This increased costs during the period by $1.3 million. The Automotive segment cost of products sold as a percentage of net sales increased primarily due to the impact of reduced passenger car demand in Europe and Asia, pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Industrial segment cost of products sold as a percentage of net sales decreased in the third quarter of fiscal 2019 due primarily to a favorable sales mix relating to our Grakon business and busbar products, and increased sales volumes of radio remote control products, partially offset by $3.0 million of purchase accounting-related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million that were recorded during the third quarter of fiscal 2019. The Interface segment cost of products sold as a percentage of net sales increased primarily due to lower sales volumes of our appliance and data solution products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment cost of products sold was unchanged during the period.
Gross Profit.  Gross profit increased $4.2 million, or 7.0%, to $64.3 million for the three months ended January 26, 2019, as compared to $60.1 million for the three months ended January 27, 2018.  Gross margins as a percentage of net sales decreased to 26.0% for the three months ended January 26, 2019, compared to 26.4% for the three months ended January 27, 2018.  Gross margins were negatively impacted during the third quarter of fiscal 2019 by initiatives to reduce overall costs and improve operational profitability. This increased costs during the period by $1.3 million. The Automotive segment gross margins as a percentage of net sales decreased due primarily to the impact of reduced passenger car demand in Europe and Asia, pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Industrial segment gross margins as a percentage of net sales increased due primarily to a favorable sales mix relating to our Grakon business and busbar products, and increased sales volumes of radio remote control products, partially offset by $3.0 million of purchase accounting-related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million that were recorded during the third quarter of fiscal 2019. The Interface segment gross margins as a percentage of net sales decreased due primarily to lower sales volumes of our appliance and data solution products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment gross margins were unchanged during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased by $10.3 million, or 45.8%, to $32.8 million for the three months ended January 26, 2019, compared to $22.5 million for the three months ended January 27, 2018.  Selling and administrative expenses as a percentage of net sales increased to 13.3% for the three months ended January 26, 2019 from 9.9% for the three months ended January 27, 2018. The increase in selling and administrative expenses is partially attributable to the Grakon business, which was acquired during the second quarter of fiscal 2019, and accounted for $5.2 million of the increase. Excluding the activity from our Grakon business, selling and administrative expenses increased $5.1 million due primarily to a $4.7 million increase in stock award amortization expense and initiatives to reduce overall costs and improve operational profitability of $1.3 million, partially offset by lower legal fees of $0.8 million.
Amortization of Intangibles.  Amortization of intangibles increased $3.5 million, or 175.0%, to $5.5 million for the three months ended January 26, 2019, compared to $2.0 million for the three months ended January 27, 2018. The increase is due primarily to the amortization expense related to our Grakon business.
Interest Expense, Net.  Interest expense, net was $3.2 million for the three months ended January 26, 2019, compared to $0.3 million for the three months ended January 27, 2018. The increase primarily relates to higher debt levels in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018.
Other Income, Net. Other income, net was $4.9 million for the three months ended January 26, 2019, compared to $3.8 million for the three months ended January 27, 2018. The third quarter of fiscal 2019 and the third quarter of fiscal 2018 includes $5.7 million and $3.6 million, respectively, for an international government grant for maintaining certain employment levels during those periods. In the third quarter of fiscal 2018, the Company recorded a gain of $1.6 million related to the sale of exclusive rights for a licensing agreement. All other amounts for both the third quarter of fiscal 2019 and the third quarter of fiscal 2018 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Mexican peso, Singapore dollar, Swiss franc and U.S. dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, euros and Chinese yuan, creating exchange rate sensitivities.
Income Tax Expense (Benefit).  Income tax expense decreased $66.4 million, or 104.7%, to a benefit of $3.0 million for the three months ended January 26, 2019, compared to an expense of $63.4 million for the three months ended January 27, 2018.  The Company's effective tax rate decreased to (10.4)% in the third quarter of fiscal 2019, compared to 162.1% in the third quarter of fiscal 2018. The change in the effective tax rate was primarily due to the enactment of U.S. Tax Reform in the third quarter of fiscal 2018. This resulted in a provisional tax expense estimate of $56.8 million related to the deemed repatriated earnings and the revaluation of deferred taxes in the third quarter of fiscal 2018 and a $4.8 million discrete tax benefit from the re-measurement of the deemed repatriated foreign earnings in the third quarter of fiscal 2019.
Net Income (Loss). Net income was $30.7 million for the three months ended January 26, 2019, compared to a net loss of $24.3 million for the three months ended January 27, 2018. Net income increased due primarily to lower income tax expense, income from our Grakon acquisition, lower legal fees, higher sales of our radio remote control and busbar products and the weakening of the Mexican peso as compared to the U.S. dollar during the period, partially offset by higher stock award amortization expense, initiatives to reduce overall cost and improve operational profitability, increased interest expense and higher amortization of intangible assets.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$172.9	$184.9	$(12.0)	(6.5)%

Cost of Products Sold	131.1	133.4	(2.3)	(1.7)%

Gross Profit	41.8	51.5	(9.7)	(18.8)%

Selling and Administrative Expenses	13.0	10.6	2.4	22.6%
Amortization of Intangibles	1.8	1.5	0.3	20.0%

Income from Operations	$27.0	$39.4	$(12.4)	(31.5)%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	75.8%	72.1%
Gross Margins	24.2%	27.9%
Selling and Administrative Expenses	7.5%	5.7%
Amortization of Intangibles	1.0%	0.8%
Income from Operations	15.6%	21.3%
Net Sales.  Automotive segment net sales decreased $12.0 million, or 6.5%, to $172.9 million for the three months ended January 26, 2019, from $184.9 million for the three months ended January 27, 2018.  Net sales increased in North America by $5.9 million, or 5.8%, to $108.4 million in the third quarter of fiscal 2019, compared to $102.5 million in the third quarter of fiscal 2018. North American automotive sales in the third quarter of fiscal 2019 include $13.2 million from Grakon, which was acquired in the second quarter of fiscal 2019. Other North American sales declined for our integrated center stack products primarily due to pricing reductions and sales mix. Sales for our transmission lead-frame assemblies decreased due primarily to pricing reductions and lower sales volumes in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018. Sales of our human machine interface assembly products increased primarily due to increased sales volumes as the result of new program launches, partially offset by pricing reductions on existing products. Net sales in Europe decreased $10.9 million, or 19.9%, to $44.0 million in the third quarter of fiscal 2019, compared to $54.9 million in the third quarter of fiscal 2018. European sales decreased primarily as a result of lower passenger car production, due to European emission testing standards and an overall reduction in passenger car demand. In addition, sales decreased due to the exclusion of pre-production reimbursements from net sales due to the adoption of ASC 606 on April 29, 2018, partially offset by higher sales volumes of sensor products. European pre-production reimbursements were $0.9 million during the three months ended January 27, 2018. Net sales in Asia decreased $7.0 million, or 25.5%, to $20.5 million in the third quarter of fiscal 2019, compared to $27.5 million in the third quarter of fiscal 2018, primarily due to lower sales of our transmission lead-frame assemblies and steering angle sensor products due to a combination of pricing reductions and decreased passenger car demand. In addition, sales volumes for steering angle sensor products were negatively impacted as the products approach end of production. The impact of foreign currency translation decreased reported net sales by $2.2 million, or 1.3%, in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018, primarily due to the weakening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold decreased $2.3 million, or 1.7%, to $131.1 million for the three months ended January 26, 2019, compared to $133.4 million for the three months ended January 27, 2018.  The Automotive segment cost of products sold as a percentage of net sales increased to 75.8% in the third quarter of fiscal 2019, compared to 72.1% in the third quarter of fiscal 2018.  The cost of products sold as a percentage of net sales increased primarily due to the impact of reduced passenger car demand in Europe and Asia, pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. Cost of products sold as a percentage of net sales also were negatively impacted during the third quarter of fiscal 2019 by initiatives to reduce overall costs and improve operational profitability.
Gross Profit.  Automotive segment gross profit decreased $9.7 million, or 18.8%, to $41.8 million for the three months ended January 26, 2019, compared to $51.5 million for the three months ended January 27, 2018.  The Automotive segment gross margins as a percentage of net sales decreased to 24.2% for the three months ended January 26, 2019, as compared to 27.9% for the three months ended January 27, 2018.  Gross margins as a percentage of net sales decreased due primarily to the impact of reduced passenger car demand in Europe and Asia, pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. Gross margins as a percentage of net sales also were negatively impacted during the third quarter of fiscal 2019 by initiatives to reduce overall costs and improve operational profitability.
Selling and Administrative Expenses.  Automotive segment selling and administrative expenses increased $2.4 million, or 22.6%, to $13.0 million for the three months ended January 26, 2019, compared to $10.6 million for the three months ended January 27, 2018.  Selling and administrative expenses as a percentage of net sales increased to 7.5% for the three months ended January 26, 2019, from 5.7% for the three months ended January 27, 2018. The increase in selling and administrative expenses is partially attributable to the Grakon business, which accounted for $0.4 million of the increase. Excluding the activity from our Grakon business, expenses increased $2.0 million due primarily to higher stock award amortization expense for our long-term incentive program and initiatives to reduce overall costs and improve operational profitability.
Amortization of Intangibles.  Automotive segment amortization of intangibles increased $0.3 million, or 20.0%, to $1.8 million for the three months ended January 26, 2019, compared to $1.5 million for the three months ended January 27, 2018.  Amortization of intangibles as a percentage of net sales increased to 1.0% for the three months ended January 26, 2019, from 0.8% for the three months ended January 27, 2018. The increase was primarily due to the amortization expense related to our Grakon business.
Income from Operations.  Automotive segment income from operations decreased $12.4 million, or 31.5%, to $27.0 million for the three months ended January 26, 2019, compared to $39.4 million for the three months ended January 27, 2018. The decrease was due primarily to the impact of reduced passenger car demand in Europe and Asia, as well as sales mix in North America, pricing reductions on certain products, initiatives to reduce overall costs and improve operational profitability and increased stock award amortization expense, partially offset by the income from operations from our Grakon business and the weakening of the Mexican peso as compared to the U.S. dollar during the period.

Industrial Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$60.2	$25.5	$34.7	136.1%

Cost of Products Sold	40.3	19.2	21.1	109.9%

Gross Profit	19.9	6.3	13.6	215.9%

Selling and Administrative Expenses	7.8	3.0	4.8	160.0%
Amortization of Intangibles	3.2	0.1	3.1	3,100.0%

Income from Operations	$8.9	$3.2	$5.7	178.1%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	66.9%	75.3%
Gross Margins	33.1%	24.7%
Selling and Administrative Expenses	13.0%	11.8%
Amortization of Intangibles	5.3%	0.4%
Income from Operations	14.8%	12.5%
Net Sales.  Industrial segment net sales increased $34.7 million, or 136.1%, to $60.2 million for the three months ended January 26, 2019, from $25.5 million for the three months ended January 27, 2018.  Net sales increased in North America by $30.2 million, or 324.7%, to $39.5 million in the third quarter of fiscal 2019, compared to $9.3 million in the third quarter of fiscal 2018. Net sales in North America in the third quarter of fiscal 2019 includes $31.4 million from Grakon, which was acquired in the second quarter of fiscal 2019. Excluding the acquisition of Grakon, North American sales decreased due primarily to lower sales of busbar products during the period. Net sales increased in Europe by $2.8 million, or 33.7%, to $11.1 million in the third quarter of fiscal 2019, compared to $8.3 million in the third quarter of fiscal 2018. Net sales in Europe in the third quarter of fiscal 2019 includes $1.9 million from Grakon. Excluding the acquisition of Grakon, European sales increased due primarily to an increase in sales of radio remote control and busbar products during the period, partially offset by a decrease in the sales of bypass switches. Net sales in Asia increased $1.7 million, or 21.5%, to $9.6 million in the third quarter of fiscal 2019, compared to $7.9 million in the third quarter of fiscal 2018. Net sales in Asia in the third quarter of fiscal 2019 includes $0.4 million from Grakon. Excluding the acquisition of Grakon, Asia sales increased $1.3 million due primarily to higher sales volumes of busbar products.
Cost of Products Sold.  Industrial segment cost of products sold increased $21.1 million, or 109.9%, to $40.3 million for the three months ended January 26, 2019, compared to $19.2 million for the three months ended January 27, 2018.  Industrial segment cost of products sold as a percentage of net sales decreased to 66.9% for the three months ended January 26, 2019, compared to 75.3% for the three months ended January 27, 2018. Cost of products sold as a percentage of net sales decreased in the third quarter of fiscal 2019 due primarily to a favorable sales mix relating to our Grakon business and busbar products, and increased sales volumes of radio remote control products, partially offset by $3.0 million of purchase accounting-related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million that were recorded during the third quarter of fiscal 2019.
Gross Profit.  Industrial segment gross profit increased $13.6 million, or 215.9%, to $19.9 million for the three months ended January 26, 2019, compared to $6.3 million for the three months ended January 27, 2018.  Gross margins as a percentage of net sales increased to 33.1% for the three months ended January 26, 2019, compared to 24.7% for the three months ended January 27, 2018.  Gross margins as a percentage of net sales increased in the third quarter of fiscal 2019 due primarily to a favorable sales mix relating to our Grakon business and busbar products, and increased sales volumes of radio remote control products, partially offset by $3.0 million of purchase accounting-related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million that were recorded during the third quarter of fiscal 2019.

Selling and Administrative Expenses.  Industrial segment selling and administrative expenses increased $4.8 million, or 160.0%, to $7.8 million for the three months ended January 26, 2019, compared to $3.0 million for the three months ended January 27, 2018.  Selling and administrative expenses as a percentage of net sales increased to 13.0% for the three months ended January 26, 2019, from 11.8% for the three months ended January 27, 2018. The results for the three months ended January 26, 2019 include $4.8 million of selling and administrative expenses from Grakon. Excluding the impacts of the Grakon acquisition, selling and administrative expenses were consistent quarter over quarter.
Amortization of Intangibles.  Industrial segment amortization of intangibles increased to $3.2 million for the three months ended January 26, 2019 due primarily to the acquisition of Grakon in the second quarter of fiscal 2019.
Income from Operations.  Industrial segment income from operations increased $5.7 million, or 178.1%, to $8.9 million for the three months ended January 26, 2019, compared to $3.2 million for the three months ended January 27, 2018. Income from operations increased due primarily to the income from operations from our Grakon business and higher sales of radio remote control and busbar products, partially offset by lower sales volumes of bypass switches.
Interface Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$13.7	$17.6	$(3.9)	(22.2)%

Cost of Products Sold	11.5	14.2	(2.7)	(19.0)%

Gross Profit	2.2	3.4	(1.2)	(35.3)%

Selling and Administrative Expenses	1.7	1.4	0.3	21.4%
Amortization of Intangibles	0.5	0.4	0.1	25.0%

Income from Operations	$—	$1.6	$(1.6)	(100.0)%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	83.9%	80.7%
Gross Margins	16.1%	19.3%
Selling and Administrative Expenses	12.4%	8.0%
Amortization of Intangibles	3.6%	2.3%
Income from Operations	—%	9.1%
Net Sales.  Interface segment net sales decreased $3.9 million, or 22.2%, to $13.7 million for the three months ended January 26, 2019, compared to $17.6 million for the three months ended January 27, 2018.  Net sales decreased in North America by $3.5 million, or 20.8%, to $13.3 million in the third quarter of fiscal 2019, compared to $16.8 million in the third quarter of fiscal 2018, primarily due to the timing of a major appliance program and reduced sales of legacy data solution products. Net sales in Asia decreased by $0.3 million, or 50.0%, to $0.3 million in the third quarter of fiscal 2019, compared to $0.6 million in the third quarter of fiscal 2018, due to lower sales volumes of legacy products.
Cost of Products Sold.  Interface segment cost of products sold decreased $2.7 million, or 19.0%, to $11.5 million for the three months ended January 26, 2019, compared to $14.2 million for the three months ended January 27, 2018.  The Interface segment cost of products sold as a percentage of net sales increased to 83.9% for the three months ended January 26, 2019, from 80.7% for the three months ended January 27, 2018.  The increase primarily relates to lower sales volumes of our appliance and data solution products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Gross Profit.  Interface segment gross profit decreased $1.2 million, or 35.3%, to $2.2 million for the three months ended January 26, 2019, compared to $3.4 million for the three months ended January 27, 2018.  Gross margins as a percentage of net sales decreased to 16.1% for the three months ended January 26, 2019, from 19.3% for the three months ended January 27, 2018. The decrease primarily relates to lower sales volumes of our appliance and data solution products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Interface segment selling and administrative expenses increased $0.3 million, or 21.4%, to $1.7 million for the three months ended January 26, 2019, compared to $1.4 million for the three months ended January 27, 2018.  Selling and administrative expenses as a percentage of net sales increased to 12.4% for the three months ended January 26, 2019, from 8.0% for the three months ended January 27, 2018, due primarily to higher stock award amortization expense during the period.
Amortization of Intangibles.  Interface segment amortization of intangibles increased $0.1 million, or 25.0%, to $0.5 million for the three months ended January 26, 2019, compared to $0.4 million for the three months ended January 27, 2018.  Amortization of intangibles as a percentage of net sales increased to 3.6% for the three months ended January 26, 2019, from 2.3% for the three months ended January 27, 2018.
Income from Operations.  Interface segment income from operations decreased $1.6 million to break-even levels for the three months ended January 26, 2019, compared to income of $1.6 million for the three months ended January 27, 2018. Income from operations decreased due primarily to lower sales volumes of our appliance and data solution products, partially offset by a favorable currency impact for appliance products due to the weakening of the Mexican peso as compared to the U.S. dollar.
Medical Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$0.1	$0.1	$—	—%

Cost of Products Sold	0.8	0.8	—	—%

Gross Profit	(0.7)	(0.7)	—	—%

Selling and Administrative Expenses	1.0	1.6	(0.6)	(37.5)%

Loss from Operations	$(1.7)	$(2.3)	$0.6	(26.1)%
Net Sales.  The Medical segment had minimal net sales for both the three months ended January 26, 2019 and January 27, 2018.
Cost of Products Sold.  Medical segment cost of products sold was $0.8 million for both the three months ended January 26, 2019 and January 27, 2018.
Gross Profit.  Medical segment gross profit was a loss of $0.7 million for both the three months ended January 26, 2019 and January 27, 2018.
Selling and Administrative Expenses.  Medical segment selling and administrative expenses decreased $0.6 million, to $1.0 million for the three months ended January 26, 2019, compared to $1.6 million for the three months ended January 27, 2018. The decrease in selling and administrative expenses primarily relates to lower wages and marketing expense.
Loss From Operations  Medical segment loss from operations decreased $0.6 million, to $1.7 million for the three months ended January 26, 2019, compared to $2.3 million for the three months ended January 27, 2018. The decreased loss from operations relates to lower wages and marketing expense in the period.

Results of Operations for the Nine Months Ended January 26, 2019 as Compared to the Nine Months Ended January 27, 2018
Consolidated Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$734.3	$659.3	$75.0	11.4%

Cost of Products Sold	539.1	481.6	57.5	11.9%

Gross Profit	195.2	177.7	17.5	9.8%

Selling and Administrative Expenses	110.3	83.3	27.0	32.4%
Amortization of Intangibles	11.1	3.7	7.4	200.0%
Interest Expense, Net	5.0	0.3	4.7	1,566.7%
Other Income, Net	(4.7)	(2.6)	(2.1)	80.8%
Income Tax Expense	4.5	72.6	(68.1)	(93.8)%
Net Income	$69.0	$20.4	$48.6	238.2%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	73.4%	73.0%
Gross Margins	26.6%	27.0%
Selling and Administrative Expenses	15.0%	12.6%
Amortization of Intangibles	1.5%	0.6%
Interest Expense, Net	0.7%	—%
Other Income, Net	(0.6)%	(0.4)%
Income Tax Expense	0.6%	11.0%
Net Income	9.4%	3.1%
Net Sales.  Net sales increased by $75.0 million, or 11.4%, to $734.3 million for the nine months ended January 26, 2019, from $659.3 million for the nine months ended January 27, 2018.  The Automotive segment net sales increased $21.7 million, or 4.1%, to $549.8 million for the nine months ended January 26, 2019, from $528.1 million for the nine months ended January 27, 2018.  The Industrial segment net sales increased $63.8 million, or 83.9%, to $139.8 million for the nine months ended January 26, 2019, from $76.0 million for the nine months ended January 27, 2018. The Interface segment net sales decreased $11.1 million, or 20.1%, to $44.0 million for the nine months ended January 26, 2019, compared to $55.1 million for the nine months ended January 27, 2018. The Medical segment net sales increased $0.5 million to $0.7 million for the nine months ended January 26, 2019, compared to $0.2 million for the nine months ended January 27, 2018. The impact of foreign currency translation decreased net sales by $1.1 million, or 0.1%, primarily due to the weakening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Cost of products sold increased $57.5 million, or 11.9%, to $539.1 million for the nine months ended January 26, 2019, compared to $481.6 million for the nine months ended January 27, 2018.  Consolidated cost of products sold as a percentage of net sales increased to 73.4% for the nine months ended January 26, 2019, compared to 73.0% for the nine months ended January 27, 2018.  Cost of products sold as a percentage of net sales were negatively impacted during fiscal 2019 by initiatives to reduce overall costs and improve operational profitability. This increased costs during the period by $2.7 million. The Automotive segment cost of products sold as a percentage of net sales increased primarily due to a decrease in volume and unfavorable sales mix in Asia, as well as sales mix related to our Pacific Insight business, which currently has a higher cost of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results for the first nine months of fiscal 2018 included only four months of Pacific Insight's results. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the

U.S. dollar during the period. The Industrial segment cost of products sold as a percentage of net sales decreased primarily due to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first nine months of fiscal 2019 includes $5.6 million of purchase accounting related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million. The Interface segment cost of products sold as a percentage of net sales increased primarily due to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment cost of products sold increased primarily due to an increase in sales volumes during the period.
Gross Profit.  Gross profit increased $17.5 million, or 9.8%, to $195.2 million for the nine months ended January 26, 2019, compared to $177.7 million for the nine months ended January 27, 2018.  Gross margins as a percentage of net sales decreased to 26.6% for nine months ended January 26, 2019, compared to 27.0% for the nine months ended January 27, 2018.  Gross Margins as a percentage of net sales were negatively impacted during fiscal 2019 by initiatives to reduce overall costs and improve operational profitability. This increased costs during the period by $2.7 million. The Automotive segment gross margins as a percentage of net sales decreased due primarily to a decrease in volume and unfavorable sales mix in Asia, as well as sales mix related to our Pacific Insight business, which currently has a higher costs of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the first nine months of fiscal 2018, included only four months of Pacific Insight's results. The gross margins as a percentage of net sales also decreased due to pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Industrial segment gross margins increased due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first nine months of fiscal 2019 includes $5.6 million of purchase accounting related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million. The Interface segment gross margins as a percentage of sales decreased primarily due to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period. The Medical segment gross profit increased due primarily to an increase in sales volumes during the period.
Selling and Administrative Expenses.  Selling and administrative expenses increased $27.0 million, or 32.4%, to $110.3 million for the nine months ended January 26, 2019, compared to $83.3 million for the nine months ended January 27, 2018.  Selling and administrative expenses as a percentage of net sales increased to 15.0% for the nine months ended January 26, 2019 from 12.6% for the nine months ended January 27, 2018. The increase in selling and administrative expenses is partially attributable to the Grakon, Pacific Insight and Procoplast businesses, which were not owned by Methode during the entirety of the nine months ended January 27, 2018. This accounted for $11.7 million of the increase. Excluding the activity from our Grakon, Pacific Insight and Procoplast businesses, selling and administrative expenses increased $15.3 million due primarily to a $8.4 million increase in stock award amortization expense, higher acquisition-related costs of $3.7 million, initiatives to reduce overall costs and improve operational profitability of $3.1 million and higher personnel-related costs, partially offset by lower legal fees of $3.6 million.
Amortization of Intangibles.  Amortization of intangibles increased $7.4 million, or 200.0%, to $11.1 million for the nine months ended January 26, 2019, compared to $3.7 million for the nine months ended January 27, 2018. The increase in amortization of intangibles is primarily due to the inclusion of a full nine months of amortization of intangibles related to Pacific Insight and Procoplast, as well as the acquisition of Grakon in fiscal 2019.
Interest Expense, Net.  Interest expense, net was $5.0 million for the nine months ended January 26, 2019, compared to $0.3 million for the nine months ended January 27, 2018. The change is due to the increased debt levels during the period.
Other Income, Net. Other income, net increased $2.1 million to $4.7 million for the nine months ended January 26, 2019, compared to $2.6 million for the nine months ended January 27, 2018. The first nine months of fiscal 2019 and fiscal 2018 include $5.7 million and $3.6 million, respectively, for an international government grant for maintaining certain employment levels during those periods. During the nine months ended January 27, 2018, the Company recorded a gain of $1.6 million related to the sale of exclusive rights for a licensing agreement. All other amounts for both the nine months ended January 26, 2019 and the nine months ended January 27, 2018 relate to currency rate fluctuations. The functional currencies of our operations are the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Mexican peso, Singapore dollar, Swiss franc and U.S. dollar. Some foreign operations have transactions denominated in currencies other than their functional currencies, primarily sales in U.S. dollars, euros and Chinese yuan, creating exchange rate sensitivities.
Income Tax Expense.  Income tax expense decreased $68.1 million, or 93.8%, to $4.5 million for the nine months ended January 26, 2019, compared to $72.6 million for the nine months ended January 27, 2018.  The Company's effective tax rate decreased to 6.1% for the nine months ended January 26, 2019, compared to 78.1% for the nine months ended January 27,

2018. The change in the effective tax rate was primarily due to the enactment of U.S. Tax Reform in the third quarter of fiscal 2018. This resulted in a provisional tax expense estimate of $56.8 million related to the deemed repatriated earnings and the revaluation of deferred taxes for the nine months ended January 27, 2018 and a $4.8 million discrete tax benefit from the re-measurement of the deemed repatriated foreign earnings for the nine months ended January 26, 2019.
Net Income.  Net income increased $48.6 million, or 238.2%, to $69.0 million for the nine months ended January 26, 2019, compared to $20.4 million for the nine months ended January 27, 2018. Net income increased due primarily to lower income tax expense, as well as net income from our recent acquisitions and lower legal fees, partially offset by higher intangible asset amortization, higher stock award amortization, higher acquisition-related costs, customer pricing reductions, initiatives to reduce overall cost and improve operational profitability and higher interest expense.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$549.8	$528.1	$21.7	4.1%

Cost of Products Sold	406.1	377.9	28.2	7.5%

Gross Profit	143.7	150.2	(6.5)	(4.3)%

Selling and Administrative Expenses	42.1	30.1	12.0	39.9%
Amortization of Intangibles	4.9	2.0	2.9	145.0%

Income from Operations	$96.7	$118.1	$(21.4)	(18.1)%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	73.9%	71.6%
Gross Margins	26.1%	28.4%
Selling and Administrative Expenses	7.7%	5.7%
Amortization of Intangibles	0.9%	0.4%
Income from Operations	17.6%	22.4%
Net Sales.  Automotive segment net sales increased $21.7 million, or 4.1%, to $549.8 million for the nine months ended January 26, 2019, from $528.1 million for the nine months ended January 27, 2018.  Net sales increased in North America by $41.0 million, or 13.7%, to $340.0 million for the nine months ended January 26, 2019, compared to $299.0 million for the nine months ended January 27, 2018. North American sales included $19.3 million from Grakon, which was acquired in the second quarter of fiscal 2019, and $66.2 million from Pacific Insight, which was acquired in the second quarter of fiscal 2018. The nine months ended January 26, 2019 includes approximately four and a half months of Grakon's results. The first nine months of fiscal 2018 included only four months of Pacific Insight's results, which included $29.0 million of net sales. Other North American sales increased for our human machine interface assembly products due to new program launches. Sales declined for our integrated center stack products primarily due to pricing reductions and sales mix. Sales for our transmission lead-frame assemblies decreased due to a combination of pricing reductions and lower sales volumes. Net sales decreased in Europe by $7.3 million, or 4.7%, to $146.8 million for the nine months ended January 26, 2019, compared to $154.1 million for the nine months ended January 27, 2018. The decrease in European sales is due primarily to lower sales volumes of hidden switches and the exclusion of pre-production reimbursements from net sales due to the adoption of ASC 606 on April 29, 2018. European pre-production reimbursements were $6.5 million during the nine months ended January 27, 2018. The decrease in European automotive sales were partially offset by an increase of $6.6 million from Procoplast, due primarily to only six months of activity being included in the nine months ended January 27, 2018, and higher sales volumes of sensor products. Net sales in Asia decreased $12.0 million, or 16.0%, to $63.0 million for the nine months ended January 26, 2019, compared to $75.0 million for the nine months ended January 27, 2018, primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. We also experienced lower sales volumes for our steering angle sensor products, as the products approach end of production. The impact of foreign currency translation decreased reported net sales by $1.1 million, or 0.2%, for the nine months ended January 26, 2019, primarily due to the weakening of the euro and Chinese yuan as compared to the U.S. dollar.
Cost of Products Sold.  Automotive segment cost of products sold increased $28.2 million, or 7.5%, to $406.1 million for the nine months ended January 26, 2019, from $377.9 million for the nine months ended January 27, 2018.  The Automotive segment cost of products sold as a percentage of net sales increased to 73.9% for the nine months ended January 26, 2019, compared to 71.6% for the nine months ended January 27, 2018.  The cost of products sold as a percentage of net sales increased primarily due to a decrease in volume and unfavorable sales mix in Asia, as well as sales mix related to our Pacific Insight business, which currently has a higher cost of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results for the first nine months of fiscal 2018 included only four months of Pacific Insight's results. Cost of products sold as a percentage of net sales also were negatively impacted during fiscal 2019 by initiatives to reduce overall costs and improve operational profitability. The cost of products sold as a percentage of net sales also increased due to pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Gross Profit.  Automotive segment gross profit decreased $6.5 million, or 4.3%, to $143.7 million for the nine months ended January 26, 2019, compared to $150.2 million for the nine months ended January 27, 2018.  The Automotive segment gross margins as a percentage of net sales decreased to 26.1% for the nine months ended January 26, 2019, compared to 28.4% for the nine months ended January 27, 2018.  Gross margins as a percentage of net sales decreased due primarily to a decrease in volume and unfavorable sales mix in Asia, as well as sales mix related to our Pacific Insight business, which currently has a higher costs of products sold as a percentage of sales compared to other reporting units within the Automotive segment. In addition, the results of the first nine months of fiscal 2018, included only four months of Pacific Insight's results. Cost of products sold as a percentage of net sales also were negatively impacted during fiscal 2019 by initiatives to reduce overall costs and improve operational profitability. The gross margins as a percentage of net sales also decreased due to pricing reductions on certain products and tariff expense on imported Chinese goods of $1.0 million, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Automotive segment selling and administrative expenses increased $12.0 million, or 39.9%, to $42.1 million for the nine months ended January 26, 2019, compared to $30.1 million for the nine months ended January 27, 2018.  Selling and administrative expenses as a percentage of net sales were 7.7% for the nine months ended January 26, 2019, compared to 5.7% for the nine months ended January 27, 2018. The increase in selling and administrative expenses was partially attributable to the Pacific Insight, Procoplast and Grakon businesses, which were not owned by Methode during the entirety of the nine months ended January 27, 2018. This accounted for $3.2 million of the increase. Excluding the activity from our Pacific Insight, Procoplast and Grakon businesses, expenses increased $8.8 million due primarily to the increase in stock award amortization expense for our long-term incentive program, initiatives to reduce overall costs and improve operational profitability and higher other personnel costs.
Amortization of Intangibles.  Automotive segment amortization of intangibles increased $2.9 million, or 145.0%, to $4.9 million for the nine months ended January 26, 2019, compared to $2.0 million for the nine months ended January 27, 2018.  Amortization of intangibles as a percentage of net sales were 0.9% for the nine months ended January 26, 2019, compared to 0.4% for the nine months ended January 27, 2018. The increase in amortization of intangibles is primarily due to the inclusion of a full nine months of amortization of intangibles related to Pacific Insight and Procoplast, as well as the acquisition of Grakon in fiscal 2019.
Income from Operations.  Automotive segment income from operations decreased $21.4 million, or 18.1%, to $96.7 million for the nine months ended January 26, 2019, compared to $118.1 million for the nine months ended January 27, 2018. Income from operations for the nine months ended January 26, 2019 decreased due primarily to an increase in sales of products at businesses with a higher cost of products sold as a percentage of net sales and a decrease in sales of products with a lower cost of products sold as a percentage of net sales. In addition, income from operations decreased due to an increase in stock award amortization expense for our long-term incentive program, initiatives to reduce overall cost and improve operational profitability and increased intangible asset amortization expense, partially offset by the income from operations from our recently acquired businesses, and the weakening of the Mexican peso as compared to the U.S. dollar during the period.

Industrial Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$139.8	$76.0	$63.8	83.9%

Cost of Products Sold	95.3	56.6	38.7	68.4%

Gross Profit	44.5	19.4	25.1	129.4%

Selling and Administrative Expenses	18.7	10.9	7.8	71.6%
Amortization of Intangibles	4.7	0.2	4.5	N/M	*

Income from Operations	$21.1	$8.3	$12.8	154.2%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	68.2%	74.5%
Gross Margins	31.8%	25.5%
Selling and Administrative Expenses	13.4%	14.3%
Amortization of Intangibles	3.4%	0.3%
Income from Operations	15.1%	10.9%

* N/M equals non-meaningful
Net Sales.  Industrial segment net sales increased $63.8 million, or 83.9%, to $139.8 million for the nine months ended January 26, 2019, from $76.0 million for the nine months ended January 27, 2018.  Net sales increased in North America by $51.0 million, or 182.1%, to $79.0 million for the nine months ended January 26, 2019, compared to $28.0 million for the nine months ended January 27, 2018. Net sales in North America for the nine months ended January 26, 2019 includes $48.3 million from Grakon and represents approximately four and a half months of results. Other North American sales increased due primarily to higher sales volumes of radio remote control and busbar products. Net sales in Europe increased $4.9 million, or 17.3%, to $33.3 million for the nine months ended January 26, 2019 compared to $28.4 million for the nine months ended January 27, 2018. Net sales in Europe for the nine months ended January 26, 2019 includes $2.8 million from Grakon and represents approximately four and a half months of results. Other European sales increased due primarily to higher sales volumes of radio remote control and busbar products, partially offset with lower sales volumes of bypass switches. Net sales in Asia increased $7.9 million, or 40.3%, to $27.5 million for the nine months ended January 26, 2019, compared to $19.6 million for the nine months ended January 27, 2018. Net sales in Asia for the nine months ended January 26, 2019 includes $0.7 million from Grakon and represents approximately four and a half months of results. Other Asian sales increased due primarily to higher sales volumes of busbar products.
Cost of Products Sold.  Industrial segment cost of products sold increased $38.7 million, or 68.4%, to $95.3 million for the nine months ended January 26, 2019, compared to $56.6 million for the nine months ended January 27, 2018.  Industrial segment cost of products sold as a percentage of net sales decreased to 68.2% for the nine months ended January 26, 2019, compared to 74.5% for the nine months ended January 27, 2018. Cost of products sold as a percentage of net sales decreased due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first nine months of fiscal 2019 includes $5.6 million of purchase accounting related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million.
Gross Profit.  Industrial segment gross profit increased $25.1 million, or 129.4%, to $44.5 million for the nine months ended January 26, 2019, compared to $19.4 million for the nine months ended January 27, 2018.  Gross margins as a percentage of net sales increased to 31.8% for the nine months ended January 26, 2019, from 25.5% for the nine months ended January 27, 2018.  Gross margins increased due primarily to a favorable sales mix relating to our Grakon business and increased sales volumes of radio remote control and busbar products. In addition, the first nine months of fiscal 2019 includes

$5.6 million of purchase accounting related adjustments to inventory related to the Grakon acquisition and tariff expense on imported Chinese goods of $1.1 million.
Selling and Administrative Expenses.  Industrial segment selling and administrative expenses increased $7.8 million, or 71.6%, to $18.7 million for the nine months ended January 26, 2019, compared to $10.9 million for the nine months ended January 27, 2018.  Selling and administrative expenses as a percentage of net sales decreased to 13.4% for the nine months ended January 26, 2019, from 14.3% for the nine months ended January 27, 2018. The results for the nine months ended January 26, 2019 include $8.5 million of selling and administrative expenses from Grakon. Excluding the impacts of the Grakon acquisition, selling and administrative expenses decreased $0.6 million due primarily to lower legal fees, partially offset by higher stock award amortization expense for our long-term incentive program.
Amortization of Intangibles.  Industrial segment amortization of intangibles increased $4.5 million to $4.7 million for the nine months ended January 26, 2019, compared to $0.2 million for the nine months ended January 27, 2018.  Amortization of intangibles as a percentage of net sales increased to 3.4% for the nine months ended January 26, 2019, from 0.3% for the nine months ended January 27, 2018. The increase in amortization of intangibles is due primarily to the acquisition of Grakon in fiscal 2019.
Income from Operations.  Industrial segment income from operations was $21.1 million for the nine months ended January 26, 2019, compared to $8.3 million for the nine months ended January 27, 2018. Income from operations increased due primarily to the income from operations from our Grakon business, lower legal fees and higher sales of radio remote control and busbar products, partially offset by higher stock award amortization expense for our long-term incentive program.
Interface Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$44.0	$55.1	$(11.1)	(20.1)%

Cost of Products Sold	37.4	44.0	(6.6)	(15.0)%

Gross Profit	6.6	11.1	(4.5)	(40.5)%

Selling and Administrative Expenses	4.9	4.6	0.3	6.5%
Amortization of Intangibles	1.5	1.5	—	—%

Income from Operations	$0.2	$5.0	$(4.8)	(96.0)%

Percent of sales:	January 26, 2019	January 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	85.0%	79.9%
Gross Margins	15.0%	20.1%
Selling and Administrative Expenses	11.1%	8.3%
Amortization of Intangibles	3.4%	2.7%
Income from Operations	0.5%	9.1%
Net Sales.  Interface segment net sales decreased $11.1 million, or 20.1%, to $44.0 million for the nine months ended January 26, 2019, compared to $55.1 million for the nine months ended January 27, 2018.  Net sales decreased in North America by $10.5 million, or 19.7%, to $42.7 million for the nine months ended January 26, 2019, compared to $53.2 million for nine months ended January 27, 2018, primarily due to the timing of a major appliance program and reduced sales of legacy data solution products. Net sales in Asia decreased $0.6 million, or 35.3%, to $1.1 million for the nine months ended January 26, 2019, compared to $1.7 million for the nine months ended January 27, 2018, due to lower sales volumes of legacy products.

Cost of Products Sold.  Interface segment cost of products sold decreased $6.6 million, or 15.0%, to $37.4 million for the nine months ended January 26, 2019, compared to $44.0 million for the nine months ended January 27, 2018.  The Interface segment cost of products sold as a percentage of net sales increased to 85.0% for the nine months ended January 26, 2019, from 79.9% for the nine months ended January 27, 2018.  The increase primarily relates to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Gross Profit.  Interface segment gross profit decreased $4.5 million, or 40.5%, to $6.6 million for the nine months ended January 26, 2019, compared to $11.1 million for the nine months ended January 27, 2018.  Gross margins as a percentage of net sales decreased to 15.0% for the nine months ended January 26, 2019 from 20.1% for the nine months ended January 27, 2018. The decrease primarily relates to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Selling and Administrative Expenses.  Interface segment selling and administrative expenses increased $0.3 million, or 6.5%, to $4.9 million for the nine months ended January 26, 2019, compared to $4.6 million for the nine months ended January 27, 2018. Selling and administrative expenses as a percentage of net sales increased to 11.1% for the nine months ended January 26, 2019 from 8.3% for the nine months ended January 27, 2018. During the period, higher stock award amortization expense was partially offset by lower legal expense.
Amortization of Intangibles.  Interface segment amortization of intangibles was unchanged at $1.5 million for both the nine months ended January 26, 2019 and January 27, 2018, respectively. Amortization of intangibles as a percentage of net sales increased to 3.4% for the nine months ended January 26, 2019 from 2.7% for the nine months ended January 27, 2018.
Income from Operations.  Interface segment income from operations decreased $4.8 million, or 96.0%, to $0.2 million for the nine months ended January 26, 2019, compared to $5.0 million for the nine months ended January 27, 2018. Income from operations decreased due primarily to lower sales volumes and unfavorable sales mix, partially offset by the weakening of the Mexican peso as compared to the U.S. dollar during the period.
Medical Segment Results
Below is a table summarizing results for the nine months ended:

(Dollars in Millions)	January 26, 2019	January 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$0.7	$0.2	$0.5	250.0%

Cost of Products Sold	2.8	2.4	0.4	16.7%

Gross Profit	(2.1)	(2.2)	0.1	(4.5)%

Selling and Administrative Expenses	4.2	5.9	(1.7)	(28.8)%

Loss from Operations	$(6.3)	$(8.1)	$1.8	(22.2)%
Net Sales.  The Medical segment had $0.7 million of net sales in the nine months ended January 26, 2019, compared to $0.2 million of net sales in the nine months ended January 27, 2018, due primarily to an expansion in our customer base.
Cost of Products Sold.  Medical segment cost of products sold was $2.8 million for the nine months ended January 26, 2019, compared to $2.4 million for the nine months ended January 27, 2018. The increase primarily relates to an increase in sales volumes during the period.
Gross Profit.  Medical segment gross profit was a loss of $2.1 million and $2.2 million for the nine months ended January 26, 2019 and January 27, 2018, respectively. The decreased loss primarily relates to an increase in sales volumes during the period.
Selling and Administrative Expenses.  Medical segment selling and administrative expenses decreased $1.7 million, or 28.8%, to $4.2 million for the nine months ended January 26, 2019, compared to $5.9 million for the nine months ended January 27, 2018. The decrease in selling and administrative expenses for the nine months ended January 26, 2019 primarily relates to decreased marketing expense in the period and lower stock award amortization expense for our long-term incentive program, partially offset by initiatives to reduce overall costs and improve operational profitability.
Loss from Operations.  Medical segment loss from operations decreased $1.8 million to $6.3 million for the nine months ended January 26, 2019, compared to $8.1 million for the nine months ended January 27, 2018.  The decreased loss relates to lower selling and administrative expenses related to decreased marketing expense and lower stock award amortization expense in the period, partially offset by initiatives to reduce overall costs and improve operational profitability.
Liquidity and Capital Resources
We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $73.7 million of cash and cash equivalents as of January 26, 2019, $65.7 million was held in subsidiaries outside the U.S. and $41.7 million of this amount is deemed to be permanently reinvested.
On September 12, 2018, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein (the “Credit Agreement”). The Credit Agreement amends and restates the Credit Agreement, dated November 18, 2016, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. The Credit Agreement has a maturity date of September 12, 2023. The Credit Agreement includes a senior unsecured revolving credit facility, as well as a senior unsecured term loan, and is guaranteed by the Company’s wholly-owned U.S. subsidiaries.
The revolving credit facility has a maximum principal amount of $200.0 million and is available for general corporate purposes, including working capital and acquisitions. The term loan has a principal amount of $250.0 million, and requires quarterly payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. The term loan was made to partially fund the acquisition of Grakon in the second quarter of fiscal 2019. The Credit Agreement contains an option to increase the aggregate principal amount of the revolving credit facility and term loan by up to an additional $200.0 million, subject to customary conditions and approval of the lender(s) providing new commitment(s). The Credit Agreement provides for variable rates of interest based on the type of borrowing and the Company's debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default. At January 26, 2019, the interest rate on both the revolving credit facility and term loan was 1.50% plus LIBOR and we were in compliance with the covenants under the Credit Agreement. During the nine months ended January 26, 2019, we had $350.0 million of borrowings, including the $250.0 million term loan, and payments of $101.4 million, which includes interest of $5.3 million, under the Credit Agreement. As of January 26, 2019, there were outstanding balances of $37.0 million and $246.9 million against the revolving credit facility and term loan, respectively. We believe the fair values approximate the carrying amounts as of January 26, 2019.
Methode's subsidiary, Pacific Insight, is party to a credit agreement with the Bank of Montreal. The credit agreement with the Bank of Montreal has a maturity date of December 21, 2019 and provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the credit facility is determined based upon a percentage of eligible accounts receivable and finished goods inventory balances and funds are available in either Canadian or U.S. dollars. Interest is calculated at either the Canadian Dollar Offered Rate plus 1.25%, the Federal Funds Rate plus 1.25% or LIBOR plus 1.75%. As of January 26, 2019, there were no outstanding balances against this credit facility and Pacific Insight was in compliance with the covenants under this credit agreement.
Until the second quarter of fiscal 2019, Pacific Insight was also a party to a credit agreement with Roynat. The credit agreement between Pacific Insight and Roynat was terminated during the second quarter of fiscal 2019 and payments of $2.8 million were made upon termination, including a prepayment fee of $0.1 million. Total repayments under this credit facility in fiscal 2019 were $3.8 million.
Excluding credit facilities, the Company also holds debt at its Procoplast subsidiary. As of January 26, 2019, Procoplast holds short-term debt totaling $2.9 million, with a weighted average interest rate of 1.76%. As of January 26, 2019, Procoplast holds long-term debt that consists of seventeen notes totaling $16.3 million, with a weighted-average interest rate of 1.47% and maturities ranging from 2019 to 2031.

Cash Flow - Operating Activities

Net cash provided by operating activities decreased $22.8 million to $64.3 million for the nine months ended January 26, 2019, compared to $87.1 million for the nine months ended January 27, 2018, primarily due the changes in operating assets and liabilities, partially offset by an increase in our net income, adjusted for depreciation, amortization, deferred tax expense, stock-based compensation and the provision for bad debt. For the nine months ended January 26, 2019, net changes in operating assets and liabilities resulted in cash used of $46.0 million, primarily due to a decrease in accounts payable and other expenses, an increase in prepaid expenses and other assets and an increase in inventory levels, partially offset by a decrease in accounts receivable. For the nine months ended January 27, 2018, net changes in operating assets and liabilities resulted in cash provided of $57.1 million, primarily due to an increase in accounts payable and other expenses, a decrease in prepaid expenses and other assets and a decrease in accounts receivable, partially offset by an increase in inventory levels.
Cash Flow - Investing Activities
Net cash used in investing activities was $458.3 million for the nine months ended January 26, 2019, compared to $165.0 million for the nine months ended January 27, 2018. Net cash used in investing activities for the nine months ended January 26, 2019 included $421.6 million, net of cash acquired, for the acquisition of Grakon. Net cash used in investing activities for the nine months ended January 27, 2018 included $129.9 million, net of cash acquired, for the acquisitions of Pacific Insight and Procoplast. Net cash used for the purchase of property, plant and equipment was $37.0 million for the nine months ended January 26, 2019, compared to $34.7 million for the nine months ended January 27, 2018.
Cash Flow - Financing Activities
Net cash provided by financing activities increased $174.7 million to $232.3 million for the nine months ended January 26, 2019, compared to $57.6 million for the nine months ended January 27, 2018.  During the nine months ended January 26, 2019, the Company had $350.0 million of borrowings, as compared to $71.3 million during the nine months ended January 27, 2018. During the nine months ended January 26, 2019, the Company had repayments of borrowings against credit facilities and other debt of $103.3 million, compared to $3.0 million during the nine months ended January 27, 2018. We paid dividends of $12.7 million and $10.6 million in the nine months ended January 26, 2019 and January 27, 2018, respectively. The first nine months of fiscal 2019 included $1.7 million of taxes paid related to net share settlement of equity awards, compared to $0.3 million during the first nine months of fiscal 2018. There were no proceeds from the exercise of stock options in the first nine months of fiscal 2019, compared to $0.2 million of proceeds in the first nine months of fiscal 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than operating leases and purchase obligations entered into in the normal course of business.
Item 3.  Quantitative And Qualitative Disclosures About Market Risk
Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the euro.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our income before income taxes by $1.3 million as of January 26, 2019 and $1.9 million as of April 28, 2018.  We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars.  We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term.  The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Mexican peso, Singapore dollar and Swiss franc.  A 10% change in foreign currency exchange rates from balance sheet date levels could impact our net foreign investments by $36.3 million at January 26, 2019 and $49.3 million at April 28, 2018.
We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreements, under which we had $283.9 million of net borrowings at January 26, 2019, is variable and is determined based on LIBOR. We estimate that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2019 based upon our current and expected levels of debt.
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
There have been no changes in our internal control over financial reporting during the quarter ended January 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.          Exhibits

Exhibit Number	Description
10.1	Change in Control Agreement dated as of December 7, 2018 between the Company and Michael Brotherton
10.2	Change in Control Agreement dated as of December 7, 2018 between the Company and Anil Shetty
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	XBRL Instance
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Label Linkbase Document
101.5	XBRL Taxonomy Extension Presentation Linkbase Document
101.6	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(principal financial officer)

Dated:	March 7, 2019