Form 10-K
period 2019-04-27
METHODE ELECTRONICS INC
filed 2019-06-20
CIK 65270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2019
Commission File Number 0-2816
METHODE ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8750 West Bryn Mawr Avenue, Suite 1000
Chicago, Illinois	60631-3518
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number (including area code):  (708) 867-6777
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	Trading Symbol(s)	on which registered
Common Stock, $0.50 Par Value	MEI	New York Stock Exchange
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒
The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 27, 2018, based upon the average of the closing bid and asked prices on that date as reported by the New York Stock Exchange, was $0.9 billion.
Registrant had 37,059,425 shares of common stock, $0.50 par value, outstanding as of June 18, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held September 12, 2019 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.
FORM 10-K

PART I

Item 1.  Business

Methode Electronics, Inc. was incorporated in 1946 as an Illinois corporation and reincorporated in Delaware in 1966.  As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Fresnillo and Monterrey, Mexico. Our corporate headquarters is located in Chicago, Illinois. We design, manufacture and market devices employing electrical, radio remote control, electronic, light-emitting diode ("LED") based lighting, wireless and sensing technologies.  Our components are found in the primary end-markets of the aerospace, appliance, automotive, commercial vehicles, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), construction, consumer and industrial equipment, medical, rail and other transportation industries.

We maintain our financial records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to April 30. Fiscal 2019 ended on April 27, 2019, fiscal 2018 ended on April 28, 2018 and fiscal 2017 ended on April 29, 2017, and all represented 52 weeks of results.

Segments.  Effective October 27, 2018, we reorganized our reportable segments resulting from the acquisition of Grakon Parent, Inc. ("Grakon"). Prior to the acquisition of Grakon, our reportable segments were Automotive, Power, Interface and Other. As a result of this change, our reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments. Refer to Note 11, "Segment Information and Geographic Area Information," in our consolidated financial statements for further information.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile original equipment manufacturers ("OEMs"), either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames, LED based lighting and sensors, which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Industrial segment manufactures external lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current low-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, commercial vehicles, computers, industrial, power conversion, military, telecommunications and transportation.

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the appliance, commercial food service, construction, consumer, material handling, point-of-sale and telecommunications markets.  Solutions include copper transceivers and solid-state field-effect consumer touch panels.

The Medical segment is made up of our medical device business, Dabir Surfaces, Inc., our surface support technology aimed at pressure injury prevention. Dabir has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

Sales.  The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Automotive	73.4%	80.3%	77.5%
Industrial	20.7%	11.6%	11.3%
Interface	5.8%	8.1%	11.2%
Medical	0.1%	—%	—%

The majority of our sales activities are directed by sales managers who are supported by field application engineers and other technical personnel who work with customers to design our products into their systems.  Our field application engineers also help us identify emerging markets and new products.  Our products are primarily sold through our in-house sales staff. We also utilize independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 11, "Segment Information and Geographic Area Information," in our consolidated financial statements.  Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

Sources and Availability of Materials.  The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, LED displays, plastic molding resins, precious metals, and silicon die castings.  All of these items are available from several suppliers and we generally rely on more than one supplier for each item.

Patents.  We have been granted a number of patents in the U.S., Europe and Asia and have additional domestic and international patent applications pending related to our products and manufacturing processes. Our existing patents expire on various dates from 2019 to 2036. We seek patents in order to protect our interest in certain products and technologies, including our TouchSensor field-effect touch technology, magneto-elastic torque sensing, medical devices and high-power distribution products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality.  A significant portion of our business is dependent upon automotive and commercial vehicle sales and the production schedules of our customers.  The automotive and commercial vehicle markets are cyclical and depend on general economic conditions, interest rates, fuel prices and consumer spending patterns.

Material Customers.  During fiscal 2019, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 35.5% and 11.6%, respectively, of consolidated net sales.  In general, these sales were for component parts used in particular vehicle models of the OEMs. Typically, our GM and Ford supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each GM or Ford part as identified by the customer part number. Each such GM or Ford blanket purchase order accounted for less than 10.0% of our fiscal 2019 consolidated net sales. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply GM or Ford the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both GM and Ford order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various GM or Ford plants and include information regarding part quantities and delivery specifications.

Backlog. Our backlog of orders was approximately $275.1 million at April 27, 2019, and $249.2 million at April 28, 2018.  We expect that most of the backlog at April 27, 2019 will be shipped within fiscal 2020.

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

Research and Development.  We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes.  Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of costs of products sold on our consolidated statements of income. Expenditures for such activities amounted to $41.2 million for fiscal 2019, $37.9 million for fiscal 2018 and $27.8 million for fiscal 2017.

Environmental Matters.  Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position.  Currently, we do not have any material environmental-related lawsuits or material administrative proceedings pending against us.  Further information as to environmental matters affecting us is presented in Note 9, "Commitments and Contingencies," in our consolidated financial statements.

Employees.  At April 27, 2019 and April 28, 2018, we had 6,187 and 5,056 employees, respectively.  We also, from time to time, employ part-time employees and hire independent contractors.  Our employees from our Malta and Mexico facilities, which account for approximately 54% of our total number of employees, are represented by collective bargaining agreements.  We have never experienced a work stoppage and we believe that our employee relations are good.

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

Our website address is www.methode.com. We use our website as a channel of distribution for important company information. Important information, including our press releases, investor presentations and financial information, is routinely posted and accessible on the Investor Relations subpage of our website. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.   Also posted on our website are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631, Attention: Investor Relations Department.  Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Certifications.  As required by the rules and regulations of the New York Stock Exchange (“NYSE”), we delivered to the NYSE a certification signed by our Chief Executive Officer, Donald W. Duda, certifying that Mr. Duda was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of September 24, 2018.

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

During fiscal 2019, shipments to GM and Ford, or their tiered suppliers, represented 35.5% and 11.6%, respectively, of our consolidated net sales. The sales to GM primarily consisted of integrated center consoles for use in light trucks and SUV's, and a shift in consumer preference for smaller or more fuel efficient vehicles could adversely affect our results of operations. The arrangements with these customers generally provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a GM or Ford supply arrangement for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that GM or Ford will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

Because we derive a substantial portion of our revenues from customers in the automotive, commercial vehicle, appliance, computer and communications industries, we are susceptible to trends and factors affecting those industries.

Our components are found in the primary end-markets of the automotive, commercial vehicle, communications (including information processing and storage, networking equipment, wireless and terrestrial voice/data systems), aerospace, rail and other transportation industries, appliances, consumer and industrial equipment markets, and medical device markets.  Key economic and market conditions which could impact the automotive industry include availability of affordable financing, fuel costs, consumer confidence and unemployment levels. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Any adverse occurrence, including industry slowdown, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

International trade disputes could result in tariffs and other protectionist measures that could adversely affect our business.

Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross profit margin that we earn on sales of our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could adversely affect our business.

Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars."

Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars," which could increase costs for goods imported into the United States. This increase in costs may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or if trading partners limit their trade with the United States. If these consequences are realized, the volume of economic activity in the U.S., including demand for our products, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business.

We cannot guarantee that the recently acquired Grakon, Pacific Insight Electronics Corp. ("Pacific Insight") or Procoplast S.A. ("Procoplast") businesses will be successful or that we can implement and profit from any new applications of the acquired technology.
We acquired Grakon on September 12, 2018, Pacific Insight on October 3, 2017 and Procoplast on July 27, 2017.  As a result of these acquisitions, we now manufacture LED-based lighting in North America and Asia and automotive assemblies on mainland Europe, which are expected to aid in our expansion in the automotive and commercial vehicle sectors. The markets for the products these companies produce are competitive and rapidly changing.  If we do not keep pace with technological innovations in the industry, our products may not be competitive and our revenue and operating results may suffer.  Furthermore, while we intend to expand these businesses by integrating the acquired technologies into additional automotive and other applications, we can make no guarantee that such ventures will be successful or profitable.

Our inability to capitalize on prior or future acquisitions or any decision to strategically divest one or more current businesses may adversely affect our business.

We have completed acquisitions and divestitures in the past and we may continue to seek acquisitions to grow our businesses or divest operations to focus on our core businesses. We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss.

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

International operations represent a significant portion of our business. Sales outside the U.S. represent a material amount of our net sales, and we expect net sales outside the U.S. to continue to represent a significant portion of our total net sales. Outside of the U.S., we operate manufacturing facilities in Belgium, Canada, China, Egypt, Malta, Mexico, the Netherlands and the United Kingdom.

Our international operations subject us to extensive domestic and foreign regulations and expose us to a variety of domestic and foreign political, economic and other risks, including:

•
changes in international trade and investment policies, including restrictions or taxes on the repatriation of dividends or other funds, new or higher tariffs, duties or customs (for example, on products imported from Mexico or China), new barriers to entry or domestic preference procurement requirements and changes to, or withdrawals from, free trade agreements;

•	changes in foreign or domestic government leadership;

•	changes in foreign or domestic laws or regulations impacting our overall business model or restricting our ability to manufacture, purchase or sell our products;

•	changes in domestic or foreign tax laws;

•	changes in foreign currency exchange rates and interest rates;

•	economic downturns in foreign countries or geographic regions where we have significant operations, such as China, Egypt, Malta and Mexico;

•
significant changes in conditions in the countries in which we operate with the effect of competition from new market entrants and, in the United Kingdom, with passage of a referendum to discontinue membership in the European Union (“Brexit”);

•	impact of compliance with U.S. and other foreign countries’ export controls and economic sanctions;

•	liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws;

•	differing labor regulations and union relationships;

•	logistical and communications challenges; and

•	differing protections for our intellectual property.

Any of these factors may have an adverse effect on our international operations which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our long-term incentive plan could require significant adjustments to compensation expense in our consolidated statements of income if management changes its determinations on the probability of meeting certain performance levels. The adjustments could be material to the financial statements.

In the third quarter of fiscal 2018, management determined that it was not probable that we would meet the target level of performance for fiscal 2020 under our long-term incentive plan. As a result, in fiscal 2018, we recorded a reversal of stock-based compensation expense relating to prior periods of $6.0 million.

In the second quarter of fiscal 2019, management determined that it was probable that we would meet the target level of performance for fiscal 2020 under our long-term incentive plan. As a result of changing the estimated level of performance from threshold to target levels, we recorded additional stock-based compensation expense relating to prior periods of $7.4 million.

In fiscal 2020, if management makes a determination that exceeding the target level is probable for fiscal 2020, an appropriate adjustment to stock-based compensation expense will be recorded in that period. In addition, if management makes a determination that it is not probable we will meet the target level for fiscal 2020, a reversal of stock-based compensation expense will be recorded in that period. The adjustments could be material to the financial statements.

Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial statements.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.

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

Weather conditions, natural disasters or other catastrophic events could cause significant disruptions in operations, including, specifically, disruptions at our manufacturing facilities or those of our major suppliers or customers. In turn, the quality, cost and volumes of the products we produce and sell could be unexpectedly, negatively affected, which would impact our results of operations and financial condition.

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

Our ability to market our automotive and commercial vehicle products is subject to a lengthy sales cycle, which requires significant investment prior to significant sales revenues, and there is no assurance that our products will be implemented in any particular vehicle.
The sales cycles for our automotive and commercial vehicle products are lengthy because the manufacturers must develop high degrees of assurance that the products they buy will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our products, it normally will take several years before our products are available to consumers in that manufacturer’s vehicles.
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
Other automotive and commercial vehicle products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to customers, if at all.

Our inability, or our customers' inability, to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.

In connection with the awarding of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality demands. Additionally, we must effectively coordinate the activities of numerous suppliers in order for the program launches of certain of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new products. Our inability, or our customers' inability, to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, results of operations and cash flows.

We are subject to continuing pressure to lower our prices.

Over the past several years we have experienced, and we expect to continue to experience, pressure to lower our prices. We, from time to time, provide price concessions in connection with the awarding of new business.
In order to maintain our profitability, we must strive to increase volumes and reduce our costs. Continuing pressures to reduce our prices could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant fluctuation between the U.S. dollar and other currencies could adversely impact our results of operations and financial condition.

We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate.  While we seek to manage our foreign exchange risk through operational means by matching revenue with same-currency costs, this may not always be effective. We currently do not use third-party derivative financial instruments to mitigate the risk of currency fluctuations. As a result, significant fluctuations in relative currency values, in particular against the value of the U.S. dollar, could have an adverse effect on our results of operations and financial condition.

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

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill and long-lived assets;

•	changes in available tax credits;

•	changes in tax laws or interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses; and

•	changes in U.S. generally accepted accounting principles ("U.S. GAAP").

Our gross profit margins are subject to fluctuations due to many factors.

A number of factors may impact our gross profit margins, including the following:

•	tariffs;

•	geographical and vertical market pricing mix;

•	changes in the mix of our prototyping and production-based business;

•	competitive pricing dynamics and customer mix;

•	pricing concessions; and

•	various manufacturing cost variables including product yields, package and assembly costs, provisions for excess and obsolete inventory and the absorption of manufacturing overhead.

Any significant decrease in our gross profit margins could adversely affect our business, financial condition and results of operations.
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
Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the U.S. and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly changing nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.
In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the U.S., enhances enforcement authority and imposes large penalties for noncompliance.

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

The markets in which we operate are highly competitive and characterized by rapid changes due to technological improvements and developments.  We compete with a large number of other manufacturers in each of our product areas; many of these competitors have greater resources and sales.  Price, service and product performance are significant elements of competition in the sale of our products.  Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and results of operations.

If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

We have numerous U.S. and foreign patents and license agreements covering certain of our products and manufacturing processes.  Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the U.S. and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.  The loss of certain patents and trade secrets could adversely affect our sales, margins or profitability.

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

We have incurred a significant amount of indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

On September 12, 2018, we entered into a senior unsecured credit agreement that provided a $200.0 million revolving credit facility and a $250.0 million term loan. As of April 27, 2019, $278.7 million in principal was outstanding under these financing arrangements.  The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. The credit agreement provides for variable rates of interest based on the type of borrowing and our debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

The credit agreement imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lender’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate acquisitions, dispositions, mergers or consolidations; (iii) make any change in the nature of our business; (iv) enter into transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders.

The amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Our corporate headquarters is located in Chicago, Illinois. As of April 27, 2019, we leased or owned 36 operating facilities. We believe our space is in good condition and adequate to meet our current and reasonably anticipated future needs.

The following table provides details regarding our significant properties as of April 27, 2019:

Location	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Manufacturing and Warehousing	Owned	153,385
Shanghai, China	Manufacturing	Leased	194,333
Dongguan, China	Manufacturing	Leased	197,000
Cairo, Egypt	Manufacturing	Leased	120,954
Mriehel, Malta	Manufacturing	Leased	299,290
Monterrey, Mexico	Manufacturing	Leased	286,657
Fresnillo, Mexico	Manufacturing	Leased	120,000
Santa Catarina Nuevo Léon, Mexico	Manufacturing	Leased	128,038
Chicago, Illinois	Manufacturing	Owned	118,000
Carthage, Illinois	Manufacturing	Owned	134,889
Rolling Meadows, Illinois	Manufacturing	Owned	52,000
Southfield, Michigan	Sales and Engineering Design Center	Owned	64,000
McAllen, Texas	Warehousing	Leased	99,360

Item 3.  Legal Proceedings

From time to time, we may become involved in various litigation matters, including administrative proceedings, regulatory proceedings, environmental matters, and commercial disputes. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business.  We are not currently aware of any such legal proceedings or claims to which we are a party or to which our property is subject that we believe will have, individually or in the aggregate, a material effect on our business, financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not Applicable

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	63	Chief Executive Officer since 2004 and President and Director since 2001.
Ronald L.G. Tsoumas	58	Chief Financial Officer of the Company since 2018; prior thereto, served as Controller of the Company since 2007.
Andrea J. Barry	56	Chief Human Resources Officer of the Company since 2017; prior thereto, served as CHRO for Wirtz Beverage Group from 2013 to 2016.
Michael S. Brotherton	42	President, Grakon since 2018; prior thereto, served as Vice President and General Manager, North American Automotive, from 2010.
Timothy R. Glandon	55	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.
Joseph E. Khoury	55	Chief Operating Officer of the Company since 2018; prior thereto, served as Senior Vice President since 2015, and as Vice President and General Manager of European Operations from 2004 to 2015.
Anil V. Shetty	53	President, Dabir since 2018; prior thereto, Vice President and General Manager, Asia, from 2015, and Executive Managing Director, Asia from 2011 to 2015.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "MEI." The following is a tabulation of high and low sales prices for the periods presented and cash dividends declared per share.

	High	Low	Dividends Declared Per Share
Fiscal Year Ended April 27, 2019
First Quarter	$45.45	$37.70	$0.11
Second Quarter	41.30	27.65	0.11
Third Quarter	33.98	20.99	0.11
Fourth Quarter	32.22	25.11	0.11

Fiscal Year Ended April 28, 2018
First Quarter	$44.95	$36.05	$0.09
Second Quarter	46.75	36.75	0.09
Third Quarter	48.44	39.00	0.11
Fourth Quarter	42.10	36.95	0.11

On June 13, 2019, the Board of Directors declared a dividend of $0.11 per share of common stock, payable on July 26, 2019, to holders of record on July 12, 2019. As of June 18, 2019, the number of record holders of our common stock was 397.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.  The Consolidated Statements of Income data for fiscal 2019, fiscal 2018 and fiscal 2017, and the Consolidated Balance Sheets data as of April 27, 2019 and April 28, 2018, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report.  The Consolidated Statements of Income data for fiscal 2016 and fiscal 2015, and the Consolidated Balance Sheets data as of April 29, 2017, April 30, 2016 and May 2, 2015 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended
(In Millions, Except Percentages and Per Share Amounts)	April 27, 2019 (1)	April 28, 2018 (2)	April 29, 2017 (3)	April 30, 2016 (4)	May 2, 2015 (5)
Income Statement Data:
Net Sales	$1,000.3	$908.3	$816.5	$809.1	$881.1
Income before Income Taxes	103.6	123.8	115.9	110.9	120.8
Income Tax Expense	12.0	66.6	23.0	26.3	19.8
Net Income	91.6	57.2	92.9	84.6	101.1

Per Common Share Data:
Basic Net Income	2.45	1.54	2.49	2.21	2.61
Diluted Net Income	2.43	1.52	2.48	2.20	2.58
Dividends	0.44	0.40	0.36	0.36	0.36
Book Value	18.43	16.82	14.53	12.61	11.82

Balance Sheet Data:
Total Debt	292.6	57.8	27.0	57.0	5.0
Retained Earnings	545.2	472.0	427.0	358.6	356.5
Fixed Assets, Net	191.9	162.2	90.6	93.0	93.3
Total Equity	689.7	630.0	541.1	470.1	459.0
Total Assets	1,231.7	915.9	704.0	655.9	605.8

Other Financial Data:
Return on Average Equity	13.9%	9.8%	18.6%	18.2%	23.5%
Pre-tax Income as a Percentage of Sales	10.4%	13.6%	14.2%	13.7%	13.7%
Net Income as a Percentage of Sales	9.2%	6.3%	11.4%	10.5%	11.5%

(1) Fiscal 2019 includes $3.5 million of pre-tax legal expense relating to the Hetronic litigation. See Note 9, "Commitments and Contingencies," in our consolidated financial statements for more information. During Fiscal 2019, we engaged in initiatives to reduce overall costs and improve operational profitability, which increased costs during the period by $6.9 million. Fiscal 2019 also includes pre-tax acquisition expenses of $15.4 million related to the acquisition of Grakon, income of $5.8 million for an international government grant for maintaining certain employment levels during the period and $7.4 million of stock-based compensation expense related to the re-estimation of RSA compensation expense based upon target levels of performance. The results for fiscal 2019 also include a discrete tax benefit from the re-measurement of the deemed repatriated foreign earnings associated with the Tax Cuts and Jobs Act ("U.S. Tax Reform") of $4.8 million and a tax benefit of $2.0 million for foreign investment tax credits. In addition, fiscal 2019 includes net tariff expense on imported Chinese goods of $2.3 million.
(2) Fiscal 2018 includes $8.1 million of pre-tax legal expense relating to the Hetronic litigation. Fiscal 2018 also includes pre-tax acquisition expenses of $6.8 million related to the acquisitions of Procoplast and Pacific Insight, income of $7.3 million for an international government grant for maintaining certain employment levels during the period and a $6.0 million stock-based compensation expense reversal related to the re-estimation of RSA compensation expense based upon threshold levels of performance. The results for fiscal 2018 also includes a provisional estimated tax charge of $53.7 million as a result of U.S. Tax Reform and a tax benefit of $9.8 million for foreign investment tax credits.

(3) Fiscal 2017 includes $11.0 million of pre-tax legal expense relating to the Hetronic litigation. Fiscal 2017 also includes pre-tax exit costs for two reporting units of $2.3 million, pre-tax acquisition expenses of $1.5 million, primarily related to a potential acquisition we elected not to undertake, and income of $4.5 million for an international government grant for maintaining certain employment levels during the period. The results for fiscal 2017 include a tax benefit of $4.0 million for foreign investment tax credits, partially offset by a tax expense of $1.7 million on a dividend between foreign entities.
(4) Fiscal 2016 includes $9.9 million of pre-tax legal expense relating to the Hetronic litigation.
(5) Fiscal 2015 includes a goodwill pre-tax impairment charge of $11.1 million, a pre-tax gain on the sale of a business of $7.7 million and $3.1 million of pre-tax legal expense relating to the Hetronic litigation. Fiscal 2015 also includes a $5.0 million tax benefit related to the release of a valuation allowance against deferred tax assets in Malta.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. You should read the following discussion and analysis in conjunction with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements because of a variety of factors, including those set forth under Item 1A. “Risk Factors.”

Overview

We are a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Fresnillo and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, LED lighting, wireless and sensing technologies.

Effective October 27, 2018, we reorganized our reportable segments resulting from the acquisition of Grakon. Prior to the Grakon acquisition, our reportable segments were Automotive, Power, Interface and Other. As a result of this change, our reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments. For more information regarding the business and products of these segments, see “Item 1. Business.”

Our components are found in the primary end-markets of the aerospace, appliance, automotive, commercial vehicle, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.

Recent Transactions

On September 12, 2018, we acquired 100% of the stock of Grakon for $422.1 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed exterior lighting solutions and highly styled engineered components, with locations in Canada, China, the Netherlands and the United Kingdom. Grakon’s manufacturing capabilities and products help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the consolidated financial statements for seven a half months in fiscal 2019.

In connection with the agreement to purchase Grakon, on September 12, 2018, we amended our credit agreement. The credit agreement now has a maturity date of September 12, 2023. The credit agreement includes a senior unsecured revolving credit facility and a senior unsecured term loan, which are guaranteed by our wholly owned U.S. subsidiaries. See “Financial Condition, Liquidity and Capital Resources” below for more information.

On July 27, 2017, we acquired 100% of the stock of Procoplast for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements for all of fiscal 2019 and nine months of fiscal 2018.

On October 3, 2017, we acquired 100% of the outstanding common shares of Pacific Insight for $108.7 million in cash, net of cash acquired.  The business, located in Canada, is a global solutions provider offering design, development, manufacturing and delivery of interior lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements for all of fiscal 2019 and seven months of fiscal 2018.

Results of Operations

Results of Operations for the Fiscal Year Ended April 27, 2019, Compared to the Fiscal Year Ended April 28, 2018.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 27, 2019	April 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$1,000.3	$908.3	$92.0	10.1%

Cost of Products Sold	734.5	668.7	65.8	9.8%

Gross Profit	265.8	239.6	26.2	10.9%

Selling and Administrative Expenses	142.9	115.7	27.2	23.5%
Amortization of Intangibles	16.1	5.6	10.5	187.5%
Interest Expense, Net	8.3	0.9	7.4	N/M	*
Other Income, Net	(5.1)	(6.4)	(1.3)	(20.3)%
Income Tax Expense	12.0	66.6	(54.6)	(82.0)%
Net Income	$91.6	$57.2	$34.4	60.1%

Percent of sales:	April 27, 2019	April 28, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	73.4%	73.6%
Gross Profit	26.6%	26.4%
Selling and Administrative Expenses	14.3%	12.7%
Amortization of Intangibles	1.6%	0.6%
Interest Expense, Net	0.8%	0.1%
Other Income, Net	(0.5)%	(0.7)%
Income Tax Expense	1.2%	7.3%
Net Income	9.2%	6.3%

*N/M equals non-meaningful

Net Sales.  Consolidated net sales increased by $92.0 million, or 10.1%, to $1,000.3 million in fiscal 2019, compared to $908.3 million in fiscal 2018.  Acquisitions accounted for $163.0 million of the increase, while the impact of foreign currency translation decreased net sales by $9.9 million. The weaker euro and Chinese renminbi impacted foreign currency translation. Net sales were also impacted by the adoption of ASC 606 whereby pre-production reimbursements are now being excluded from net sales and included in cost of products sold beginning in fiscal 2019. Pre-production reimbursements were $12.8 million in fiscal 2018. Excluding acquisitions, foreign currency translation and pre-production reimbursements, net sales decreased by $48.3 million, primarily due to lower pricing and sales volumes of existing products in the Automotive segment and lower appliance and data solution product sales volumes in the Interface segment.
Cost of Products Sold.  Consolidated cost of products sold increased $65.8 million, or 9.8%, to $734.5 million (73.4% of sales) in fiscal 2019, compared to $668.7 million (73.6% of sales) in fiscal 2018.  Acquisitions accounted for $113.7 million of the increase, while the impact of foreign currency translation decreased cost of products sold by $5.8 million. Foreign currency translation benefitted from the weaker Mexican peso. Excluding acquisitions and foreign currency translation, cost of products sold decreased by $42.1 million primarily due to lower sales volumes. Consolidated cost of products sold in fiscal 2019 included purchase accounting adjustments related to Grakon inventory of $5.6 million and $2.8 million of costs related to initiatives to reduce overall costs and improve operational profitability.

Gross Profit.  Gross profit increased $26.2 million, or 10.9%, to $265.8 million (26.6% of sales) in fiscal 2019, compared to $239.6 million (26.4% of sales) in fiscal 2018. Acquisitions accounted for $49.3 million of the increase (inclusive of net tariff expense of $2.3 million), while foreign currency translation decreased gross profit by $4.1 million. Excluding acquisitions and foreign currency translation, gross profit decreased by $19.0 million, primarily due to lower sales volumes and unfavorable sales mix in the Automotive and Interface segments.
Selling and Administrative Expenses.  Selling and administrative expenses increased $27.2 million, or 23.5%, to $142.9 million (14.3% of sales) in fiscal 2019, compared to $115.7 million (12.7% of sales) in fiscal 2018.  Acquisitions accounted for $17.3 million of the increase, while the impact of foreign currency translation decreased selling and administrative expenses by $1.4 million. Excluding acquisitions and foreign currency translation, selling and administrative expenses increased by $11.3 million in fiscal 2019 compared to fiscal 2018. The increase was primarily due to a $10.0 million increase in stock-based compensation expense, higher acquisition-related costs of $3.8 million and expenses for initiatives to reduce overall costs and improve operational profitability of $4.1 million, partially offset by lower legal fees of $5.1 million. Legal fees were lower mostly due to the decrease in Hetronic-related legal fees. The increase in stock-based compensation expense includes expense of $7.4 million relating to prior periods. See Note 5, "Shareholders Equity,” in the consolidated financial statements for further information.
Amortization of Intangibles.  Amortization of intangibles increased $10.5 million, or 187.5%, to $16.1 million in fiscal 2019, compared to $5.6 million in fiscal 2018. The increase was due to amortization expense related to recent acquisitions.
Interest Expense, Net.  Interest expense, net was $8.3 million in fiscal 2019, compared to $0.9 million in fiscal 2018. The increase was due to borrowings made in fiscal 2019 to fund the acquisition of Grakon.
Other Income, Net. Other income, net decreased $1.3 million to $5.1 million in fiscal 2019, compared to $6.4 million in fiscal 2018. The decrease was primarily due to lower international grant income recognized in fiscal 2019 of $5.8 million compared to $7.3 million in fiscal 2018. During fiscal 2018, we recorded a gain of $1.6 million related to the sale of exclusive rights for a licensing agreement. Net foreign exchange losses were $1.3 million in fiscal 2019, compared to a loss of $2.4 million in fiscal 2018.
Income Tax Expense.  Income tax expense decreased $54.6 million, or 82.0%, to $12.0 million in fiscal 2019, compared to $66.6 million in fiscal 2018.  Our effective tax rate decreased to 11.6% in fiscal 2019, compared to 53.8% in fiscal 2018. The change in the effective tax rate was primarily due to the enactment of U.S. Tax Reform. This resulted in a provisional tax expense estimate of $53.7 million related to the deemed repatriated earnings and the revaluation of deferred taxes in fiscal 2018, while fiscal 2019 includes a $4.8 million tax benefit related to U.S. Tax Reform. For further details regarding the impacts of U.S. Tax Reform, refer to Note 7, “Income Taxes,” in the consolidated financial statements. Our income tax expense is impacted by the level and mix of earnings among tax jurisdictions, as well as the changes in the amounts of foreign investment tax credits realized.
Net Income.  Net income increased $34.4 million, or 60.1%, to $91.6 million in fiscal 2019, compared to $57.2 million in fiscal 2018. Lower income tax expense accounted for $54.6 million of the increase, acquisitions accounted for $14.5 million of the increase, while foreign currency translation reduced net income by $1.7 million. Excluding income tax expense, acquisitions and foreign currency translation, net income was negatively impacted by lower sales volumes, higher selling and administrative expense and higher interest expense.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 27, 2019	April 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$734.7	$728.7	$6.0	0.8%
Gross Profit	$188.3	$201.6	$(13.3)	(6.6)%
Income from Operations	$126.3	$156.3	$(30.0)	(19.2)%

Percent of sales:	April 27, 2019	April 28, 2018
Net Sales	100.0%	100.0%
Gross Profit	25.6%	27.7%
Income from Operations	17.2%	21.4%

Net Sales.  Automotive segment net sales increased $6.0 million, or 0.8%, to $734.7 million in fiscal 2019, from $728.7 million in fiscal 2018.  Net sales increased in North America by $43.4 million, or 10.4%, to $460.8 million in fiscal 2019, compared to $417.4 million in fiscal 2018. Acquisitions in North America accounted for $65.9 million of the increase. North American sales in fiscal 2019 included $32.5 million from Grakon, which represents approximately seven and a half months of results. North American sales in fiscal 2019 also included $87.9 million from Pacific Insight, which represents a full year of results, compared to fiscal 2018, which included sales of $54.4 million from seven months of Pacific Insight's results. Excluding acquisitions, sales declined for our integrated center stack products and transmission lead-frame assemblies primarily due to sales mix and pricing reductions, partially offset by higher sales for our human machine interface assembly products due to new program launches. Net sales decreased in Europe by $17.6 million, or 8.3%, to $195.7 million in fiscal 2019, compared to $213.3 million in fiscal 2018. The decrease in European sales was primarily due to lower sales volumes of hidden switches, offset by higher sales volumes of sensor products. European sales were also impacted by the adoption of ASC 606 whereby pre-production reimbursements are now being excluded from net sales and included in cost of products sold beginning in fiscal 2019. European pre-production reimbursements were $9.9 million in fiscal 2018. In addition, the impact of the weaker euro decreased net sales in Europe by $5.3 million. European sales in fiscal 2019 included $33.1 million from Procoplast, which represented a full year of results, compared to $26.4 million in fiscal 2018, which represented nine months of results. Net sales in Asia decreased $19.8 million, or 20.2%, to $78.2 million in fiscal 2019, compared to $98.0 million in fiscal 2018. The decrease was primarily due to lower sales of our transmission lead-frame assemblies due to a combination of pricing reductions and lower sales volumes. We also experienced lower sales volumes for hidden switches, linear pressure sensors and our steering angle sensor products, the latter of which is approaching end of production. The weaker Chinese renminbi decreased net sales in Asia by $1.9 million.
Gross Profit.  Automotive segment gross profit decreased $13.3 million, or 6.6%, to $188.3 million in fiscal 2019, compared to $201.6 million in fiscal 2018.  The Automotive segment gross profit margin decreased to 25.6% in fiscal 2019, from 27.7% in fiscal 2018.  The decrease in gross profit margin was primarily due to lower sales volume and unfavorable sales mix in Asia and North America, which includes the impact of the sales increase of our Pacific Insight business, which currently has a higher cost of products sold as a percentage of sales compared to other business units within the Automotive segment. Gross profit margin was also negatively impacted during fiscal 2019 by expenses incurred for initiatives to reduce overall costs and improve operational profitability of $2.7 million and net tariff expense of $0.7 million. Foreign currency translation positively impacted North America as purchases from Mexico benefitted from the weaker Mexican peso, while the weaker euro and Chinese renminbi negatively impacted gross profit recognized by our operations in Europe and Asia.
Income from Operations.  Automotive segment income from operations decreased $30.0 million, or 19.2%, to $126.3 million in fiscal 2019, compared to $156.3 million in fiscal 2018. The decrease was primarily due to lower gross profit and higher selling and administrative expenses, primarily due to an increase in stock-based compensation expense. Selling and administrative expenses also decreased income from operations due to expenses incurred for initiatives to reduce overall costs and improve operational profitability of $2.0 million.

Industrial Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 27, 2019	April 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$206.8	$105.8	$101.0	95.5%
Gross Profit	$68.6	$28.2	$40.4	143.3%
Income from Operations	$37.4	$13.0	$24.4	187.7%

Percent of sales:	April 27, 2019	April 28, 2018
Net Sales	100.0%	100.0%
Gross Profit	33.2%	26.7%
Income from Operations	18.1%	12.3%

Net Sales.  Industrial segment net sales increased $101.0 million, or 95.5%, to $206.8 million in fiscal 2019, compared to $105.8 million in fiscal 2018.  Net sales increased in North America by $85.3 million, or 219.8%, to $124.1 million in fiscal 2019, compared to $38.8 million in fiscal 2018. Net sales in North America in fiscal 2019 includes $84.4 million from seven and a half months of results of Grakon. Other North American sales were relatively flat as higher sales volumes of radio remote control products were offset by lower sales volumes of busbar products. Net sales in Europe increased $8.5 million, or 21.9%, to $47.4 million in fiscal 2019, compared to $38.9 million in fiscal 2018. Net sales in Europe in fiscal 2019 includes $4.8 million from seven and a half months of results of Grakon. Other European sales increased primarily due to higher sales volumes of radio remote control and busbar products, partially offset with lower sales volumes of bypass switches and the weaker euro. Net sales in Asia increased $7.2 million, or 25.6%, to $35.3 million in fiscal 2019, compared to $28.1 million in fiscal 2018. The increase was primarily due to higher sales volumes of busbar products, offset by the weaker Chinese renminbi.
Gross Profit.  Industrial segment gross profit increased $40.4 million, or 143.3%, to $68.6 million in fiscal 2019, compared to $28.2 million in fiscal 2018.  Gross profit margin increased to 33.2% in fiscal 2019, from 26.7% in fiscal 2018.  Gross profit margins are generally higher at our Grakon industrial business. However, purchase accounting related adjustments to inventory of $5.6 million and net tariff expense on imported Chinese goods of $1.6 million negatively impacted Grakon’s gross profit. Gross profit margin also benefitted from increased sales volumes of radio remote control and busbar products.
Income from Operations.  Industrial segment income from operations was $37.4 million in fiscal 2019, compared to $13.0 million in fiscal 2018. The increase was primarily due to income from operations from Grakon, lower Hetronic legal fees and higher sales volumes of radio remote control and busbar products, partially offset by higher stock-based compensation expense.
Interface Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 27, 2019	April 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$57.7	$73.2	$(15.5)	(21.2)%
Gross Profit	$7.8	$14.3	$(6.5)	(45.5)%
Income (Loss) from Operations	$(0.3)	$6.0	$(6.3)	(105.0)%

Percent of sales:	April 27, 2019	April 28, 2018
Net Sales	100.0%	100.0%
Gross Profit	13.5%	19.5%
Income (Loss) from Operations	(0.5)%	8.2%

Net Sales.  Interface segment net sales decreased $15.5 million, or 21.2%, to $57.7 million in fiscal 2019, compared to $73.2 million in fiscal 2018.  Net sales decreased primarily due to the timing of a major appliance program and reduced sales volumes of legacy data-solution products.

Gross Profit.  Interface segment gross profit decreased $6.5 million, or 45.5%, to $7.8 million in fiscal 2019, compared to $14.3 million in fiscal 2018.  Gross profit margin decreased to 13.5% in fiscal 2019 from 19.5% in fiscal 2018. The decrease primarily relates to lower sales volumes of our appliance products and lower sales volumes and unfavorable sales mix of our data solutions products, partially offset by lower cost of products purchased from Mexico as a result of the weakening of the Mexican peso.
Income (Loss) From Operations.  Interface segment income from operations decreased $6.3 million, or 105.0%, to a loss of $0.3 million in fiscal 2019, compared to income of $6.0 million in fiscal 2018. The decrease was due to lower gross profit.
Medical Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 27, 2019	April 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$1.1	$0.3	$0.8	266.7%
Gross Profit	$(2.8)	$(3.5)	$0.7	20.0%
Loss from Operations	$(8.6)	$(11.4)	$2.8	24.6%

Net Sales.  The Medical segment had $1.1 million of net sales in fiscal 2019, compared to $0.3 million of net sales in fiscal 2018. The increase was due to new business gained in fiscal 2019.
Gross Profit.  Medical segment gross profit was a loss of $2.8 million in fiscal 2019, compared to a loss of $3.5 million in fiscal 2018. The improvement primarily relates to an increase in sales volumes during fiscal 2019.
Loss from Operations.  Medical segment loss from operations decreased $2.8 million to $8.6 million in fiscal 2019, compared to $11.4 million in fiscal 2018.  The decrease was due to an improvement in gross profit and lower selling and administrative expenses. Selling and administrative expenses were reduced by lower marketing and professional fee expenses, partially offset by initiatives to reduce overall costs and improve operational profitability of $0.9 million.

Results of Operations for the Fiscal Year Ended April 28, 2018, Compared to the Fiscal Year Ended April 29, 2017.
Consolidated Results
Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$908.3	$816.5	$91.8	11.2%

Cost of Products Sold	668.7	598.2	70.5	11.8%

Gross Profit	239.6	218.3	21.3	9.8%

Selling and Administrative Expenses	115.7	105.2	10.5	10.0%
Amortization of Intangibles	5.6	2.3	3.3	143.5%
Interest Expense (Income), Net	0.9	(0.4)	1.3	N/M	*
Other Income, Net	(6.4)	(4.7)	(1.7)	36.2%
Income Tax Expense	66.6	23.0	43.6	189.6%
Net Income	$57.2	$92.9	$(35.7)	(38.4)%

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Cost of Products Sold	73.6%	73.3%
Gross Profit	26.4%	26.7%
Selling and Administrative Expenses	12.7%	12.9%
Amortization of Intangibles	0.6%	0.3%
Interest Expense (Income), Net	0.1%	—%
Other Income, Net	(0.7)%	(0.6)%
Income Tax Expense	7.3%	2.8%
Net Income	6.3%	11.4%

*N/M equals non meaningful

Net Sales.  Consolidated net sales increased by $91.8 million, or 11.2%, to $908.3 million in fiscal 2018, compared to $816.5 million in fiscal 2017.  Acquisitions in the Automotive segment accounted for $80.8 million of the increase, while foreign currency translation accounted for $13.1 million of the increase. Foreign currency translation benefitted from the stronger euro and Chinese renminbi. Net sales were higher by $13.5 million in the Industrial segment which partially offset lower net sales of $18.3 million in the Interface segment.

Cost of Products Sold.  Consolidated cost of products sold increased $70.5 million, or 11.8%, to $668.7 million (73.6% of sales) in fiscal 2018, compared to $598.2 million (73.3% of sales) in fiscal 2017.  Acquisitions in the Automotive segment accounted for $63.0 million of the increase. Cost of products sold as a percentage of sales was negatively impacted by unfavorable sales mix related to our newly acquired businesses, partially offset by higher sales volumes in the Industrial segment.

Gross Profit.   Consolidated gross profit increased $21.3 million, or 9.8%, to $239.6 million (26.4% of sales) in fiscal 2018, compared to $218.3 million (26.7% of sales) in fiscal 2017.  Acquisitions in the Automotive segment accounted for $17.8 million of the increase. Excluding the impact of acquisitions, the Automotive segment gross profit improved due to favorable commodity purchase adjustments and resolved customer commercial issues. Gross profit in the Industrial segment was higher in fiscal 2018 due to higher sales volumes, which partially offset lower gross profit in the Interface segment which was impacted by lower sales volumes.

Selling and Administrative Expenses.  Selling and administrative expenses increased $10.5 million, or 10.0%, to $115.7 million (12.7% of sales) in fiscal 2018, compared to $105.2 million (12.9% of sales) in fiscal 2017.  Acquisitions in the Automotive segment accounted for $9.3 million of the increase. Selling and administrative expenses for fiscal 2018 also increased due to higher wages of $8.0 million, acquisition related costs of $6.0 million, and higher travel expense of $1.5 million, offset by lower legal fees and stock-based compensation expense.  Legal fees decreased by $2.8 million, mostly due to the decrease in Hetronic-related legal fees in fiscal 2018.  Stock-based compensation expense decreased by $8.4 million primarily due to the reversal of expense of $6.0 million relating to prior periods. See Note 5, "Shareholders Equity" in the consolidated financial statements for further information.

Amortization of Intangibles.  Amortization of intangibles increased $3.3 million, or 143.5%, to $5.6 million in fiscal 2018, compared to $2.3 million in fiscal 2017. The increase was due to the amortization expense related to the acquisitions of Pacific Insight and Procoplast.

Interest (Income) Expense, Net.  Interest expense was $0.9 million in fiscal 2018, compared to interest income of $0.4 million in fiscal 2017. The change was primarily due to the increased debt levels during the period.

Other Income, Net. Other income, net was $6.4 million in fiscal 2018, compared to $4.7 million in fiscal 2017.  During fiscal 2018, we recognized a gain of $1.6 million related to the sale of exclusive rights for a licensing agreement. In addition, we had income of $7.3 million in fiscal 2018 from an international government grant compared to $4.5 million in fiscal 2017. Net foreign exchange losses were $2.4 million in fiscal 2018, compared to a gain of $0.3 million in fiscal 2017.

Income Tax Expense.  Income tax expense was $66.6 million in fiscal 2018, representing an effective tax rate of 53.8%. In fiscal 2017, income tax expense was $23.0 million representing an effective tax rate of 19.9%.  In fiscal 2018, we recognized $53.7 million of expense related to U.S. Tax Reform. Excluding the impact of U.S. Tax Reform, our income tax expense was impacted by the level and mix of earnings among tax jurisdictions. For further details, regarding the impacts of U.S. Tax Reform refer to Note 7, “Income Taxes,” in the consolidated financial statements.

Net Income.  Net income decreased $35.7 million, or 38.4%, to $57.2 million in fiscal 2018, compared to $92.9 million in fiscal 2017. Higher income tax expense accounted for $43.6 million of the decrease, offset by acquisitions which contributed $4.0 million of net income in fiscal 2018. Net income was negatively impacted by lower sales volumes, higher selling and administrative expense and higher interest expense.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$728.7	$632.2	$96.5	15.3%
Gross Profit	$201.6	$182.8	$18.8	10.3%
Income from Operations	$156.3	$148.3	$8.0	5.4%

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Gross Profit	27.7%	28.9%
Income from Operations	21.4%	23.5%

Net Sales: Automotive segment net sales increased $96.5 million, or 15.3%, to $728.7 million in fiscal 2018, compared to $632.2 million in fiscal 2017.  Net sales in North America increased by $48.0 million to $417.4 million in fiscal 2018, compared to $369.4 million in fiscal 2017.  The increase was primarily due to the Pacific Insight acquisition, which contributed $54.4 million of net sales, and increased sales for our user interface assemblies, offset by pricing reductions for our integrated center stack products and a combination of lower sales volumes and pricing reductions for our transmission lead-frame products.  Net sales increased in Europe by $61.4 million, or 40.4%, to $213.3 million in fiscal 2018, compared to $151.9 million in fiscal 2017. The increase in the European sales was due to the Procoplast acquisition which contributed $26.4 million of net sales. In addition, Europe sales were higher due to higher sales volumes of hidden switches and sensor products and increased customer funded tooling and design fees.  Net sales in Asia decreased $12.9 million, or 11.6%, to $98.0 million in fiscal 2018, compared to $110.9 million in fiscal 2017. The decrease was primarily due to lower sales of transmission lead-frame assemblies due to a combination of lower sales volumes and pricing reductions and lower sales volumes for our steering angle sensor products, as the products approach end of production.  The impact of currency translation increased net sales by $13.1 million in fiscal 2018 in the Automotive segment.

Gross Profit.  Automotive segment gross profit increased $18.8 million, or 10.3%, to $201.6 million in fiscal 2018, compared to $182.8 million in fiscal 2017. Gross profit margin decreased primarily due to unfavorable sales mix related to acquisitions, the inclusion of $0.8 million of purchase accounting adjustments related to acquisitions and pricing reductions on certain products. Gross profit in fiscal 2017 benefitted from favorable commodity pricing adjustments of $1.0 million and the reversal of accruals of $1.0 million related to resolved customer commercial issues.

Income from Operations.  Automotive segment income from operations increased $8.0 million, or 5.4%, to $156.3 million in fiscal 2018, compared to $148.3 million in fiscal 2017. The increase was due to sales and income from operations from Procoplast and Pacific Insight and lower stock based compensation expense, partially offset with pricing reductions, the strengthening of the Mexican peso as compared to the U.S. dollar, higher intangible asset amortization expense and higher severance and travel expenses. Income in fiscal 2017 was favorably impacted due to adjustments for commodity pricing and the reversal of accruals related to resolved customer commercial issues.

Industrial Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$105.8	$92.3	$13.5	14.6%
Gross Profit	$28.2	$20.8	$7.4	35.6%
Income from Operations	$13.0	$2.7	$10.3	381.5%

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Gross Profit	26.7%	22.5%
Income from Operations	12.3%	2.9%

Net Sales.  Industrial segment net sales increased $13.5 million, or 14.6%, to $105.8 million in fiscal 2018, compared to $92.3 million in fiscal 2017.  Net sales increased in North America by $2.3 million to $38.8 million in fiscal 2018, primarily due to higher sales volumes of radio remote control and busbar products.  Net sales in Europe increased $8.7 million to $38.9 million in fiscal 2018 primarily due to higher sales volumes of radio remote control and power connector products.  Net sales in Asia increased $2.5 million, to $28.1 million in fiscal 2018, primarily due to higher sales volumes of busbar products.

Gross Profit.  Industrial segment gross profit increased $7.4 million, or 35.6%, to $28.2 million in fiscal 2018, compared to $20.8 million in fiscal 2017.  The increase primarily relates to higher sales volumes of busbar and radio remote control products, partially offset by the higher cost of copper.

Income from Operations.  Industrial segment income from operations increased $10.3 million, or 381.5%, to $13.0 million in fiscal 2018, compared to $2.7 million in fiscal 2017. The increase was primarily due to higher gross profit and lower Hetronic legal fees and lower stock-based compensation expense.

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$73.2	$91.5	$(18.3)	(20.0)%
Gross Profit	$14.3	$17.8	$(3.5)	(19.7)%
Income from Operations	$6.0	$4.0	$2.0	50.0%

Percent of sales:	April 28, 2018	April 29, 2017
Net Sales	100.0%	100.0%
Gross Profit	19.5%	19.5%
Income from Operations	8.2%	4.4%

Net Sales.  Interface segment net sales decreased $18.3 million, or 20.0%, to $73.2 million in fiscal 2018, compared to $91.5 million in fiscal 2017.  Net sales decreased in North America by $15.1 million to $70.9 million in fiscal 2018, primarily due to the exit of our Connectivity business in fiscal 2017.  Net sales in Europe decreased $1.7 million to $0.3 million in fiscal 2018 due to lower sales volumes and price reductions on certain of our data solutions products.  Net sales in Asia decreased $1.5 million to $2.0 million in fiscal 2018 primarily due to lower sales volumes of legacy products.

Gross Profit.  Interface segment gross profit decreased $3.5 million, or 19.7%, to $14.3 million in fiscal 2018, compared to $17.8 million in fiscal 2017. The decrease was due to lower sales volumes as a result of the exit of our Connectivity business in fiscal 2017 and price reductions on certain products.

Income from Operations.  Interface segment income from operations was $6.0 million in fiscal 2018, compared to $4.0 million in fiscal 2017. The increase was primarily due to a favorable sales mix, lower expenses related to the Connectivity business, lower legal expenses and lower stock-based compensation expense, partially offset with lower sales volumes and pricing reductions on certain products.

Medical Segment Results

Below is a table summarizing results for the fiscal years ended:

(Dollars in Millions)	April 28, 2018	April 29, 2017	Net Change ($)	Net Change (%)
Net Sales	$0.3	$0.2	$0.1	50.0%
Gross Profit	$(3.5)	$(3.1)	$(0.4)	(12.9)%
Loss from Operations	$(11.4)	$(8.5)	$(2.9)	(34.1)%

Net Sales.  The Medical segment had minimal net sales in both periods from newly launched products.

Gross Profit.  Medical segment gross profit was a loss of $3.5 million in fiscal 2018 compared to a loss of $3.1 million in fiscal 2017.  The increased loss primarily relates to the vertical manufacturing integration of some key components and research efforts to expand the product offerings.

Loss from Operations.  Medical segment loss from operations increased $2.9 million to $11.4 million in fiscal 2018 compared to $8.5 million in fiscal 2017.  The increased loss relates to higher outside professional fees, research and development and marketing expenses in fiscal 2018.

Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $83.2 million of cash and cash equivalents as of April 27, 2019, $69.9 million was held in subsidiaries outside the U.S. and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating material additional income tax expense.

Cash flow is summarized below:

	Fiscal Year Ended
(Dollars in Millions)	April 27, 2019	April 28, 2018	April 29, 2017
Operating activities:
Net Income	$91.6	$57.2	$92.9
Non-cash Items	52.6	17.0	32.1
Changes in Operating Assets and Liabilities	(42.2)	43.6	20.2
Net Cash Provided by Operating Activities	102.0	117.8	145.2
Net Cash Used in Investing Activities	(470.8)	(179.0)	(21.7)
Net Cash Provided by (Used In) Financing Activities	217.4	(12.7)	(47.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11.5)	26.0	(10.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(162.9)	(47.9)	66.2
Cash and Cash Equivalents at Beginning of the Year	246.1	294.0	227.8
Cash and Cash Equivalents at End of the Year	$83.2	$246.1	$294.0

Operating Activities — Fiscal 2019 Compared to Fiscal 2018

Net cash provided by operating activities decreased $15.8 million to $102.0 million for fiscal 2019, compared to $117.8 million for fiscal 2018. The decrease was due to lower cash generated from changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The $42.2 million of cash outflows for operating assets and liabilities was primarily due to higher prepaid expenses and other assets and lower accounts payable and accrued expenses.

Operating Activities — Fiscal 2018 Compared to Fiscal 2017

Net cash provided by operating activities decreased $27.4 million to $117.8 million in fiscal 2018, compared to $145.2 million in fiscal 2017. The decrease was primarily due to lower net income adjusted for non-cash items, partially offset by cash generated from changes in operating assets and liabilities. The $43.6 million of cash inflows for operating assets and liabilities was due to higher accounts payable and accrued expenses and lower prepaid expenses and other assets, offset by higher inventory levels.

Investing Activities — Fiscal 2019 Compared to Fiscal 2018

Net cash used in investing activities increased by $291.8 million to $470.8 million in fiscal 2019, compared to $179.0 million in fiscal 2018, primarily due to acquisitions. In fiscal 2019, we paid $422.1 million for the acquisition of Grakon. In fiscal 2018, we paid $130.9 million for the acquisitions of Pacific Insight and Procoplast.

Investing Activities — Fiscal 2018 Compared to Fiscal 2017

Net cash used in investing activities increased by $157.3 million to $179.0 million in fiscal 2018, compared to $21.7 million in fiscal 2017. The increase was primarily due to $130.9 million paid for the acquisitions of Pacific Insight and Procoplast. In addition, purchases of property, plant and equipment for our operations were higher in fiscal 2018 compared to fiscal 2017.

Financing Activities — Fiscal 2019 Compared to Fiscal 2018

Net cash provided by financing activities was $217.4 million in fiscal 2019, compared to net cash used in financing activities of $12.7 million in fiscal 2018.  During fiscal 2019, we had net borrowings of $238.5 million which was partially used to fund the acquisition of Grakon. We paid dividends of $16.3 million in fiscal 2019, compared to $14.7 million in fiscal 2018.

Financing Activities — Fiscal 2018 Compared to Fiscal 2017

Net cash used in financing activities decreased $34.3 million to $12.7 million in fiscal 2018, compared to $47.0 million in fiscal 2017.  During fiscal 2018, we had net borrowings of $2.0 million, compared to repayments on borrowings of $30.0 million in fiscal 2017. We paid dividends of $14.7 million and $13.7 million in fiscal 2018 and fiscal 2017, respectively. We did not repurchase any common stock in fiscal 2018. In fiscal 2017, we paid $9.8 million for the repurchase of common stock.

Credit Agreement
On September 12, 2018, we entered into a senior unsecured credit agreement that provided a $200.0 million revolving credit facility and a $250.0 million term loan. As of April 27, 2019, $278.7 million in principal was outstanding under the credit agreement.  The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the credit agreement as of April 27, 2019. See Note 10, "Debt," in the consolidated financial statements for further information.

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of April 27, 2019:

	Payments Due By Period
(Dollars in Millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Leases	$1.7	$0.6	$0.9	$0.2	$—
Operating Leases	34.2	7.8	10.5	7.5	8.4
Debt (1)	295.5	15.7	28.8	247.7	3.3
Estimated Interest on Debt (2)	46.8	11.7	20.7	14.2	0.2
Deferred Compensation	8.5	1.2	3.2	1.6	2.5
Total	$386.7	$37.0	$64.1	$271.2	$14.4

(1) Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in September 2023.
(2) Amounts represent estimated contractual interest payments on outstanding debt. Interest rates in effect as of April 27, 2019 are used for floating-rate debt.

We enter into agreements with suppliers to assist us in meeting our customers' production needs. These agreements vary as to duration and quantity commitments. Historically, most have been short-term agreements, which do not provide for minimum purchases, or are requirements-based contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the operating leases and purchase obligations noted in the preceding table.

Legal Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of April 27, 2019, this matter has been set for trial in February 2020.

We incurred legal fees of $3.5 million, $8.1 million and $11.0 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses in the Interface segment.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements and notes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. As a result, actual results could differ from these estimates. The following is a brief discussion of our critical accounting policies and estimates. We believe the following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We adopted ASC 606, “Revenue from Contracts with Customers” on April 29, 2018 using the modified retrospective transition method. The majority of our revenue is recognized at a point in time.  We have determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, with the exception of consignment transactions. Consignment transactions are arrangements where we transfer products to a customer location but retain ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

Revenues associated with products which we believe have no alternative use, and where we have an enforceable right to payment, are recognized on an over time basis.  In transition to ASC 606, we noted some customers ordered highly customized parts in which we were entitled to payment throughout the manufacturing process. In accordance with ASC 606, we are now recognizing revenue over time for these customers as the performance obligation is satisfied. We believe the most faithful depiction of the transfer of goods to the customer is based on progress to date, which is typically smooth throughout the production process. As such, we recognize revenue evenly over the production process through transfer of control to the customer.

In addition, customers typically negotiate annual price downs. Management has evaluated these price downs and determined that in some instances, these price downs give rise to a material right. In instances that a material right exists, a portion of the transaction price is allocated to the material right and recognized over the life of the contract.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of customers, and other relevant information. Estimates of uncollectible amounts are revised each reporting period, and changes are recorded in the period they become known. We generally do not require collateral for our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or net realizable value and have been reduced by allowances for excess and obsolete inventories. The estimated allowances are based on our review of inventories on hand compared to estimated future usage and sales, using assumptions about future product life cycles, product demand and market conditions.  If actual product life cycles, product demand and market conditions are less favorable than those projected by us, inventory write-downs may be required.

Business Combinations. Accounting for business combinations requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and, as a result, actual results may differ from estimates.

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Impairment of Goodwill.  Goodwill is not amortized but is tested for impairment on at least an annual basis. In conducting our goodwill impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.

Our qualitative screen includes an assessment of certain factors including, but not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that a reporting unit's fair value is less than the carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would perform a quantitative impairment test. We may also elect to proceed directly to the quantitative impairment analysis without considering such qualitative factors.

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

Impairment of Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators exist, we perform an impairment analysis by comparing the undiscounted cash flows resulting from the use of the asset group to the carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset’s carrying amount over its fair value.

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

We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. However, we continue to monitor the impacts of U.S. Tax Reform, including yet to be issued regulations and interpretations, on the tax consequences of future repatriations. Future sales of foreign subsidiaries are not exempt from capital gains tax in the U.S. under U.S. Tax Reform. We have no plans to dispose of any of our foreign subsidiaries and are not recording deferred taxes on outside basis differences in foreign subsidiaries for the sale of a foreign subsidiary.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of tax benefits is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would decrease income tax expense in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded to income tax expense in the period such determination was made.

Contingencies.  We are subject to various investigations, claims and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities.  A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. For those matters that we can estimate a range of loss, we have established reserves at levels within that range to provide for the most likely scenario based upon available information.  The valuation of reserves for contingencies is reviewed on a quarterly basis to ensure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While we believe that the current level of reserves is adequate, changes in the future could impact these determinations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from foreign currency exchange, interest rates, and commodity prices, which could affect our operating results, financial position and cash flows. We do not use any derivative financial instruments to manage these risks.

Foreign Currency Risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi. A hypothetical 10% adverse change in foreign currency exchange rates could have impacted our income before income taxes by $8.5 million and $1.9 million at April 27, 2019 and April 28, 2018, respectively.  These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of April 27, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $13.6 million and as of April 28, 2018, the cumulative net currency translation adjustments increased shareholders’ equity by $13.9 million.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $278.7 million of net borrowings at April 27, 2019, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our credit agreement would result in increased annual interest expense of $2.8 million.
Commodity Price Risk

We are exposed to commodity price risk primarily on our raw material purchases. These raw materials are not rare or unique to our industry. The cost of copper, resins, and other commodities, such as fuel and energy, has fluctuated in recent years due to changes in global supply and demand. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw material costs through global sourcing initiatives and price increases on our products. However, in the short-term, rapid increases in raw material costs can be very difficult to offset with price increases because of contractual agreements with our customers.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 27, 2019 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Grakon, which are included in the fiscal 2019 consolidated financial statements of the Company and constituted 7.5% and 4.9% of total assets and net assets, respectively, as of April 27, 2019, and 12.3% and 17.0% of revenues and income before taxes, respectively, for the fiscal year then ended.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 27, 2019. Management reviewed the results of its assessment with the Audit Committee.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  This report is included on page F-2 of this annual report on Form 10-K.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors will be included under the captions “Proposal One:  Election of Directors” and “Corporate Governance” in the definitive proxy statement for our 2019 annual meeting to be held on September 12, 2019, and is incorporated herein by reference.  Information regarding our executive officers is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 1 to Item 401 of Regulation S-K.  Information regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee will be included under the captions “Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively, in the definitive proxy statement for our 2019 annual meeting and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding the above will be included under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in the definitive proxy statement for our 2019 annual meeting to be held on September 12, 2019, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the above will be included under the caption “Security Ownership” in the definitive proxy statement for our 2019 annual meeting to be held on September 12, 2019, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of April 27, 2019.  All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	1,325,920	(1)	$35.77	(2)	1,344,034
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	1,325,920		$35.77		1,344,034

(1) Includes shares issuable in connection with awards with performance conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance.
(2) The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards and restricted stock units, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding the above will be included under the caption “Corporate Governance” in the definitive proxy statement for our 2019 annual meeting to be held on September 12, 2019, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding the above will be included under the caption “Audit Committee Matters” in the definitive proxy statement for our 2019 annual meeting to be held on September 12, 2019, and is incorporated herein by reference.

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

Item 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ RONALD L.G. TSOUMAS
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:  June 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / WALTER J. ASPATORE	Chairman of the Board	June 20, 2019
Walter J. Aspatore

/s / CHRISTOPHER J. HORNUNG	Vice Chairman of the Board	June 20, 2019
Christopher J. Hornung

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 20, 2019
Donald W. Duda	(Principal Executive Officer)

/s / RONALD L.G. TSOUMAS	Chief Financial Officer	June 20, 2019
Ronald L.G. Tsoumas	(Principal Financial Officer)

/s / AMIT N. PATEL	Chief Accounting Officer	June 20, 2019
Amit N. Patel	(Principal Accounting Officer)

/s / MARTHA GOLDBERG ARONSON	Director	June 20, 2019
Martha Goldberg Aronson

/s/ BRIAN J. CADWALLADER	Director	June 20, 2019
Brian J. Cadwallader

/s / BRUCE K. CROWTHER	Director	June 20, 2019
Bruce K. Crowther

/s/ DARREN M. DAWSON	Director	June 20, 2019
Darren M. Dawson

/s / ISABELLE C. GOOSSEN	Director	June 20, 2019
Isabelle C. Goossen

/s / MARK D. SCHWABERO	Director	June 20, 2019
Mark D. Schwabero

/s / PAUL G. SHELTON	Director	June 20, 2019
Paul G. Shelton

/s / LAWRENCE B. SKATOFF	Director	June 20, 2019
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries (the Company) as of April 27, 2019 and April 28, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 27, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2019 and April 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 20, 2019 expressed an unqualified opinion thereon.

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
June 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Methode Electronics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Methode Electronics, Inc. and subsidiaries’ internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Methode Electronics, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 27, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Grakon which is included in the 2019 consolidated financial statements of the Company and constituted 7.5% and 4.9% of total and net assets, respectively, as of April 27, 2019 and 12.3% and 17.0% of revenues and income before taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Grakon.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated June 20, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Chicago, Illinois
June 20, 2019

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	April 27, 2019	April 28, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$83.2	$246.1
Accounts Receivable, Less Allowance (2019 - $0.9 and 2018 - $0.5)	219.3	202.6
Inventories	116.7	84.1
Income Taxes Receivable	14.3	2.4
Prepaid Expenses and Other Current Assets	20.0	14.8
TOTAL CURRENT ASSETS	453.5	550.0
NON-CURRENT ASSETS
Property, Plant and Equipment, Net	191.9	162.2
Goodwill	233.3	59.2
Intangibles, Net	264.9	61.0
Deferred Tax Assets	34.3	42.3
Pre-production Costs	32.8	20.5
Other Long-term Assets	21.0	20.7
TOTAL NON-CURRENT ASSETS	778.2	365.9
TOTAL ASSETS	$1,231.7	$915.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$91.9	$89.5
Accrued Employee Liabilities	20.1	22.8
Other Accrued Expenses	33.9	21.6
Short-term Debt	15.7	4.4
Income Tax Payable	19.3	18.7
TOTAL CURRENT LIABILITIES	180.9	157.0
LONG-TERM LIABILITIES
Long-term Debt	276.9	53.4
Long-term Income Taxes Payable	33.0	42.6
Other Long-term Liabilities	14.8	14.6
Deferred Tax Liabilities	36.4	18.3
TOTAL LONG-TERM LIABILITIES	361.1	128.9
TOTAL LIABILITIES	542.0	285.9
SHAREHOLDERS’ EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,333,576 shares and 38,198,353 shares issued as of April 27, 2019 and April 28, 2018, respectively	19.2	19.1
Additional Paid-in Capital	150.4	136.5
Accumulated Other Comprehensive Income (Loss)	(13.6)	13.9
Treasury Stock, 1,346,624 shares as of April 27, 2019 and April 28, 2018	(11.5)	(11.5)
Retained Earnings	545.2	472.0
TOTAL SHAREHOLDERS' EQUITY	689.7	630.0
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,231.7	$915.9

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Net Sales	$1,000.3	$908.3	$816.5

Cost of Products Sold	734.5	668.7	598.2

Gross Profit	265.8	239.6	218.3

Selling and Administrative Expenses	142.9	115.7	105.2
Amortization of Intangibles	16.1	5.6	2.3

Income from Operations	106.8	118.3	110.8

Interest (Income) Expense, Net	8.3	0.9	(0.4)
Other Income, Net	(5.1)	(6.4)	(4.7)

Income before Income Taxes	103.6	123.8	115.9

Income Tax Expense	12.0	66.6	23.0

Net Income	$91.6	$57.2	$92.9

Basic and Diluted Income per Share:
Basic	$2.45	$1.54	$2.49
Diluted	$2.43	$1.52	$2.48

Cash Dividends per Share:
Common Stock	$0.44	$0.40	$0.36

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Net Income	$91.6	$57.2	$92.9

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(27.5)	39.6	(17.3)
Total Comprehensive Income	$64.1	$96.8	$75.6

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 30, 2016	38,181,985	$19.1	$112.3	$(8.4)	$(11.5)	$358.6	$470.1
Earned Portion of Restricted Stock, Net of Tax Withholding	146,192	0.1	—	—	—	(1.2)	(1.1)
Stock-based Compensation Expense	—	—	12.4	—	—	—	12.4
Exercise of Stock Options	147,829	0.1	2.6	—	—	—	2.7
Purchase of Common Stock	(342,081)	(0.2)	—	—	—	(9.6)	(9.8)
Tax Benefit from Stock Option Exercises	—	—	4.9	—	—	—	4.9
Foreign Currency Translation Adjustments	—	—	—	(17.3)	—	—	(17.3)
Net Income for Year	—	—	—	—	—	92.9	92.9
Dividends on Common Stock	—	—	—	—	—	(13.7)	(13.7)
Balance as of April 29, 2017	38,133,925	19.1	132.2	(25.7)	(11.5)	427.0	541.1
Earned Portion of Restricted Stock, Net of Tax Withholding	51,095	—	—	—	—	(0.2)	(0.2)
Stock-based Compensation Expense	—	—	4.0	—	—	—	4.0
Exercise of Stock Options	13,333	—	0.3	—	—	—	0.3
Adoption of ASU 2016-09	—	—	—	—	—	2.7	2.7
Foreign Currency Translation Adjustments	—	—	—	39.6	—	—	39.6
Net Income for Year	—	—	—	—	—	57.2	57.2
Dividends on Common Stock	—	—	—	—	—	(14.7)	(14.7)
Balance as of April 28, 2018	38,198,353	19.1	136.5	13.9	(11.5)	472.0	630.0
Earned Portion of Restricted Stock, Net of Tax Withholding	135,223	0.1	(0.1)	—	—	(1.7)	(1.7)
Stock-based Compensation Expense	—	—	14.0	—	—	—	14.0
Adoption of ASU 2014-09	—	—	—	—	—	0.1	0.1
Foreign Currency Translation Adjustments	—	—	—	(27.5)	—	—	(27.5)
Net Income for Year	—	—	—	—	—	91.6	91.6
Dividends on Common Stock	—	—	—	—	—	(16.8)	(16.8)
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
OPERATING ACTIVITIES:
Net Income	$91.6	$57.2	$92.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Cash Surrender Value of Life Insurance	(0.6)	(0.8)	(0.9)
Amortization of Debt Issuance Costs	0.5	—	—
Gain on Sale of Fixed Assets	(0.4)	—	—
Gain on Sale of Licensing Agreement	—	(1.6)	—
Depreciation	27.2	22.5	22.0
Amortization of Intangible Assets	16.1	5.6	2.3
Stock-based Compensation Expense	14.0	4.0	12.4
Provision for Bad Debt	0.2	—	0.2
Change in Deferred Income Taxes	(4.4)	(12.7)	(3.9)
Changes in Operating Assets and Liabilities, net of Acquisitions:
Accounts Receivable	1.5	2.8	5.6
Inventories	(3.9)	(7.2)	7.4
Prepaid Expenses and Other Assets	(16.7)	8.2	(3.9)
Accounts Payable and Other Accrued Expenses	(23.1)	39.8	11.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	102.0	117.8	145.2

INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(49.8)	(47.7)	(22.4)
Acquisition of Businesses, Net of Cash Received	(422.1)	(130.9)	—
Acquisition of Technology Licenses	—	(0.7)	—
Sale of Business/Investment/Property	1.1	0.3	0.7
NET CASH USED IN INVESTING ACTIVITIES	(470.8)	(179.0)	(21.7)

FINANCING ACTIVITIES:
Taxes Paid Related to Net Share Settlement of Equity Awards	(1.7)	(0.3)	(1.1)
Debt Issuance Costs	(3.1)	—	—
Purchase of Common Stock	—	—	(9.8)
Proceeds from Exercise of Stock Options	—	0.3	2.7
Tax Benefit from Stock Option Exercises	—	—	4.9
Cash Dividends	(16.3)	(14.7)	(13.7)
Proceeds from Borrowings	359.0	81.4	—
Repayment of Borrowings	(120.5)	(79.4)	(30.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	217.4	(12.7)	(47.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11.5)	26.0	(10.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(162.9)	(47.9)	66.2
Cash and Cash Equivalents at Beginning of Year	246.1	294.0	227.8
CASH AND CASH EQUIVALENTS AT END OF YEAR	$83.2	$246.1	$294.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

Methode Electronics, Inc. (the "Company" or "Methode") is a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. The Company's primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey and Fresnillo, Mexico. The Company designs, manufactures and markets devices employing electrical, radio remote control, electronic, wireless and sensing technologies.

Basis of Presentation. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP").

Principles of Consolidation.  The consolidated financial statements include the accounts and operations of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Financial Reporting Periods.  The Company maintains its financial records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to April 30. Fiscal 2019 ended on April 27, 2019, fiscal 2018 ended on April 28, 2018 and fiscal 2017 ended on April 29, 2017. Fiscal 2019, fiscal 2018 and fiscal 2017 represent 52 weeks of results.

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid investments with a maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon past transaction history with customers, customer payment practices and economic conditions. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account balance.  The Company does not require collateral for its accounts receivable.  When a receivable balance is determined to be no longer collectible, it is written off against the allowance for doubtful accounts. Accounts receivable are generally due within 30 days to 45 days.  Credit losses relating to all customers have not been material.

Sales to General Motors Company ("GM") and Ford Motor Company ("Ford") in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of the Company's business. As of April 27, 2019 and April 28, 2018, combined accounts receivable from GM and Ford (including tiered suppliers) were approximately $65.2 million and $83.8 million, respectively.

Inventories.  Inventories are stated at the lower-of-cost or net realizable value. Cost is determined using the first-in, first-out method. Finished products and work-in-process inventories include direct material costs and direct and indirect manufacturing costs. The Company records reserves for inventory that may be obsolete or in excess of current and future market demand. A summary of inventories is shown below:

(Dollars in Millions)	April 27, 2019	April 28, 2018
Finished Products	$40.2	$15.4
Work in Process	9.4	14.6
Materials	67.1	54.1
Total Inventories	$116.7	$84.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment.  Property, plant and equipment is stated at cost.  Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(Dollars in Millions)	April 27, 2019	April 28, 2018
Land	$3.7	$0.8
Buildings and Building Improvements	81.2	69.2
Machinery and Equipment	390.7	364.7
Total Property, Plant and Equipment, Gross	475.6	434.7
Less: Accumulated Depreciation	283.7	272.5
Property, Plant and Equipment, Net	$191.9	$162.2

Depreciation expense was $27.2 million, $22.5 million and $22.0 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of April 27, 2019 and April 28, 2018, capital expenditures recorded in accounts payable totaled $6.4 million and $9.0 million, respectively.

Income Taxes.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Tax Cuts and Jobs Act (“U.S. Tax Reform”) includes a new global intangible low-taxed income (“GILTI”) provision which requires the Company to include foreign subsidiary earnings in its U.S. tax return starting in fiscal 2019. The FASB Staff Q&A, Topic 740 No. 5, "Accounting for Global Intangible Low-Taxed Income," states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse in future years or provide for the tax expense in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred and therefore has not included any deferred tax impacts of GILTI in its consolidated financial statements for its fiscal year ended April 27, 2019.

Revenue Recognition.  On April 29, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” using the modified retrospective transition method. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained earnings.  In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, the Company has disclosed the accounting policies in effect prior to April 29, 2018, as well as the policies it has applied starting April 29, 2018. See Note 2, "Revenue," for further details.

Periods prior to April 29, 2018

Revenue was recognized in accordance with ASC 605, "Revenue Recognition."  Revenue was recognized upon either shipment or delivery (depending on shipping terms) of product to customers and is recorded net of returns, allowances, customer discounts, and incentives.  Sales taxes collected from customers and remitted to governmental authorities were accounted for on a net (excluded from revenues) basis.

Periods commencing on or after April 29, 2018

The majority of the Company's revenue is recognized at a point in time.  The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, with the exception of consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues associated with products which the Company believes have no alternative use, and where the Company has an enforceable right to payment, are recognized on an over time basis.  In transition to ASC 606, the Company noted some customers ordered highly customized parts in which the Company was entitled to payment throughout the manufacturing process. In accordance with ASC 606, the Company has begun recognizing revenue over time for these customers as the performance obligation is satisfied. The Company believes the most faithful depiction of the transfer of goods to the customer is based on progress to date, which is typically smooth throughout the production process. As such, the Company recognizes revenue evenly over the production process through transfer of control to the customer.

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

Across all products, the amount of revenue recognized corresponds to the related purchase order and is adjusted for variable consideration (such as discounts). Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

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

Foreign Currency Translation.  The functional currencies of the majority of the Company's foreign subsidiaries are their local currencies.  The results of operations of these foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates.  Adjustments from the translation process are classified as a component of shareholders’ equity.  Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the consolidated statements of income in other income.  The amount of foreign currency gain or loss recognized was a loss of $1.3 million in fiscal 2019, a loss of $2.6 million in fiscal 2018, and a gain of $0.4 million in fiscal 2017.

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

Impairment of Goodwill.  Goodwill is not amortized but is tested for impairment on at least an annual basis. In conducting its goodwill impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

Long-Lived Assets.  The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators exist, the Company performs an impairment analysis by comparing the undiscounted cash flows resulting from the use of the asset group to the carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset’s carrying amount over its fair value.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs.  Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred.  Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of income. Research and development costs were $41.2 million, $37.9 million and $27.8 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Stock-Based Compensation.  The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method in accordance with ASC 718, "Stock-based Compensation." See Note 5, "Shareholders’ Equity," for additional information on stock-based compensation.

Product Warranty. The Company’s warranties are standard, assurance-type warranties only. The Company does not offer any additional service or extended term warranties to its customers. As such, warranty obligations are accrued when its probable that a liability has been incurred and the related amounts are reasonably estimable.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established by ASC 820, "Fair Value Measurement," which defines three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•	Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

•	Level 3 - Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes to the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Fair Value of Other Financial Instruments.  The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update are intended to address a specific consequence of U.S. Tax Reform by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. ASU 2018-02 will be effective in the first quarter of fiscal 2020. Management does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which amended authoritative guidance on leases and is codified in ASC 842. The amended guidance requires lessees to recognize substantially all leases on their balance sheets as right-of-use (“ROU”) assets along with corresponding lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard also requires increased disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company will adopt the standard on April 28, 2019 and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Prior periods will not be restated.

The Company expects to elect the transition package of practical expedients, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company will also elect not to separate lease from non-lease components within the contract. To date, the Company has assessed its portfolio of leases and compiled a central repository of all active leases. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. The Company has been implementing new leasing software and is in the process of assessing the design of the future lease process and drafting a policy to address the new standard requirements.

While the Company continues to assess all the impacts of adoption, the Company estimates that it will recognize a ROU asset and corresponding lease liability of approximately $24 million to $29 million on its consolidated balance sheet. The Company does not expect that the adoption of this standard will have a material effect on its consolidated statements of income or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard will be effective for the Company in the first quarter of fiscal 2021. Management is currently assessing the impact of the new standard, but does not anticipate that the adoption of this standard will have a material impact on the manner in which it estimates the allowance for doubtful accounts on its trade accounts receivable.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The standard was adopted on April 29, 2018 and did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The standard was adopted on April 29, 2018 and did not result in any changes in the reporting of cash receipts and cash payments in the Company’s consolidated statement of cash flows.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard was adopted on April 29, 2018 and did not have a material impact on the Company's consolidated financial statements.

2.  Revenue

The Company is a global manufacturer of component and subsystem devices whose components are found in the primary end-markets of the aerospace, appliance, automotive, commercial vehicle, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries. On April 29, 2018, the Company adopted ASC 606 along with the related amendments using a modified retrospective approach to all contracts open as of that date. Upon adoption, the Company recognized a $0.1 million increase to opening retained earnings. This adjustment was a result of modifying the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's revenue recognition pattern for highly customized goods with no alternative use to over time recognition instead of point in time and for deferring revenue related to material rights that we provide to our customers. The overall impact to the Company's financial statements was immaterial. The Company has modified its controls to address the risks present under ASC 606.

As the Company has adopted ASC 606 using the modified retrospective approach, prior periods have not been restated, and as such they are presented under ASC 605. The impact of the changes in accounting policy on fiscal 2019 is provided below.

	Fiscal Year Ended April 27, 2019
(Dollars in Millions)	As Reported	Adjustments	Balance Under ASC 605
Net Sales	$1,000.3	$(24.2)	$1,024.5
Cost of Products Sold	$734.5	$(24.2)	$758.7
Total Inventories	$116.7	$(0.5)	$117.2
Contract Assets	$0.8	$0.8	$—
Contract Liabilities	$0.3	$0.3	$—
Retained Earnings	$545.2	$0.1	$545.1

Costs to Fulfill/Obtain a Contract

The Company incurs pre-production tooling costs related to products produced for customers under long-term supply agreements. The Company had $32.8 million and $20.5 million as of April 27, 2019 and April 28, 2018, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These costs are capitalized and recognized into income upon acceptance. The Company concluded that pre-production tooling and engineering costs do not represent a promised good or service under ASC 606, and as such, reimbursements received are accounted for as a reimbursement of the expense, not revenue. This change resulted in tooling reimbursements of $24.2 million being recorded into cost of products sold in fiscal 2019.

The Company has not historically incurred material costs to obtain a contract. In the instances that costs to obtain contracts are incurred, the Company will capitalize and amortize those over the life of the contract.

Contract Estimates

Due to the nature of the work performed in completing certain performance obligations, the estimation of both total revenue and cost at completion includes a number of variables and requires significant judgment.

Estimating total contract revenue may require judgment as certain contracts contain pricing discount structures, early payment discounts or other provisions that can impact the transaction price. The Company generally estimates variable consideration utilizing the most likely amount to which we expect to be entitled. When the contract provides the customer with the right to return eligible products, the Company reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns. The Company adjusts these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time. The Company has elected the practical expedient for significant financing components, allowing the Company to not adjust the promised amount of consideration for the effects of a financing component when payment terms are within one year from the time a performance obligation is satisfied. The Company's customers' payment terms are typically 30-45 days from the time control transfers.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract Balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other liabilities, respectively, in the Company's consolidated balance sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized over time. Unbilled receivables were $0.8 million as of both April 27, 2019 and April 28, 2018. During fiscal 2019, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of April 27, 2019.

Deferred Revenue (Contract Liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. Deferred revenue was $0.3 million and $0.2 million as of April 27, 2019 and April 28, 2018, respectively. No previously deferred revenue was recorded into revenue during fiscal 2019.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Revenue Information

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting period. Geographic net sales are determined based on sales from its various operational locations.  Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Fiscal Year Ended April 27, 2019
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$373.0	$110.3	$56.1	$1.1	$540.5
Malta	116.4	31.8	0.3	—	148.5
China	78.2	35.3	0.2	—	113.7
Canada	87.8	13.8	—	—	101.6
Other	79.3	15.6	1.1	—	96.0
Total Net Sales	$734.7	$206.8	$57.7	$1.1	$1,000.3

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$704.4	$206.8	$57.7	$1.1	$970.0
Goods Transferred Over Time	30.3	—	—	—	30.3
Total Net Sales	$734.7	$206.8	$57.7	$1.1	$1,000.3

Material Customers

Sales to GM and Ford in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of the Company's business.  Net sales to GM and Ford approximated 35.5% and 11.6% of consolidated net sales, respectively, in fiscal 2019, 43.3% and 12.3% of consolidated net sales, respectively, in fiscal 2018 and 49.6% and 9.3% of consolidated net sales, respectively, in fiscal 2017.

3.  Acquisitions

Fiscal 2019 Acquisition

Grakon Parent, Inc. ("Grakon")

On September 12, 2018, the Company acquired 100% of the stock of Grakon for $422.1 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed lighting solutions and highly styled engineered components. Grakon’s manufacturing capabilities and products help diversify the Company's product offerings and expand the Industrial segment, which is a key component of the Company's strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Grakon has been included in the Company's North American Automotive and Grakon Industrial reporting units.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not yet completed the process of estimating the fair value of the assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. The primary fair value estimates considered preliminary are contingencies and income tax-related items. Based on the Company's preliminary allocation of the purchase price, revised as of April 27, 2019, goodwill decreased $2.8 million from the preliminary amount reported in the Company's consolidated financial statements as of January 26, 2019. The revised preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$6.9
Accounts Receivable	36.1
Inventory	30.8
Prepaid Expenses and Other Current Assets	1.6
Intangible Assets	221.9
Goodwill	175.3
Pre-production Costs	1.5
Property, Plant and Equipment	16.2
Accounts Payable	(19.4)
Accrued Employee Liabilities	(4.4)
Other Accrued Expenses	(7.5)
Income Tax Payable	(0.7)
Deferred Income Tax Liability	(29.3)
Total Purchase Price	$429.0

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$57.0	19.5 years
Customer Relationships and Agreements - All Other Customers	125.0	19.5 years
Technology Licenses	17.7	11.7 years
Trade Names	22.2	8.5 years
Total	$221.9

The Company's consolidated statement of income for fiscal 2019 included approximately seven and a half months of the operating results of Grakon, which was comprised of net sales of $122.8 million and income before income taxes of $17.7 million.

Acquisition-related costs of $15.4 million were incurred in relation to the acquisition of Grakon for fiscal 2019, of which $9.8 million was reported in selling and administrative expenses and $5.6 million was reported in costs of products sold on the consolidated statements of income.

As part of the acquisition of Grakon in fiscal 2019, the Company recorded goodwill of $175.3 million, of which $36.9 million is deductible for income taxes.

Fiscal 2018 Acquisitions

Procoplast S.A. ("Procoplast")

On July 27, 2017, the Company acquired 100% of the stock of Procoplast for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies. The

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts and transactions of Procoplast have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Procoplast is included in the Company's European Automotive reporting unit.

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed was:

(Dollars in Millions)
Cash	$1.3
Accounts Receivable	7.4
Inventory	3.5
Intangible Assets	19.2
Goodwill	6.8
Pre-production Costs	2.3
Property, Plant and Equipment	23.8
Accounts Payable	(4.9)
Accrued Employee Liabilities	(0.8)
Other Accrued Expenses	(0.7)
Income Taxes Payable	(0.6)
Short-term Debt	(3.2)
Other Long-term Liabilities	(2.1)
Long-term Debt	(20.6)
Deferred Income Tax Liability	(7.9)
Total Purchase Price	$23.5

As part of the acquisition of Procoplast in fiscal 2018, the Company recorded goodwill of $6.8 million, none of which is deductible for income taxes.

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$12.3	17.0 years
Customer Relationships and Agreements - All Other Customers	2.8	11.5 years
Technology Licenses	2.1	8.5 years
Trade Names	2.0	8.5 years
Total	$19.2

Acquisition-related costs of $1.3 million were incurred in relation to the acquisition of Procoplast in fiscal 2018, of which $1.1 million was reported in selling and administrative expenses and $0.2 million was reported in costs of products sold on the consolidated statements of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Insight Electronics Corp. ("Pacific Insight")

On October 3, 2017, the Company acquired 100% of the outstanding common shares of Pacific Insight for $108.7 million in cash, net of cash acquired. Pacific Insight, headquartered in Canada, is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets. Its technology in LED-based ambient and direct lighting expands the Company's presence within the automotive interior, as well as augments the Company's efforts in overhead console and other areas. The accounts and transactions of Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Pacific Insight is included in the Company's North American Automotive reporting unit.

During the fourth quarter of fiscal 2018, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed was:

(Dollars in Millions)
Cash	$4.9
Accounts Receivable	18.3
Inventory	13.0
Prepaid Expenses and Other Current Assets	0.3
Income Taxes Receivable	1.2
Intangible Assets	40.1
Goodwill	50.4
Pre-production Costs	0.8
Property, Plant and Equipment	13.2
Accounts Payable	(7.9)
Accrued Employee Liabilities	(0.8)
Other Accrued Expenses	(2.9)
Short-term Debt	(0.8)
Long-term Debt	(3.4)
Deferred Income Tax Liability	(12.8)
Total Purchase Price	$113.6

As part of the acquisition of Pacific Insight in fiscal 2018, the Company recorded goodwill of $50.4 million, none of which is deductible for income taxes.

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Automotive	$22.6	11.0 years
Customer Relationships and Agreements - Commercial	9.6	13.0 years
Trade Names	6.2	7.5 years
Technology Licenses	1.7	5.5 years
Total	$40.1

Acquisition-related costs of $5.5 million were incurred in relation to the acquisition of Pacific Insight for fiscal 2018, of which $4.9 million was reported in selling and administrative expenses and $0.6 million was reported in costs of products sold on the consolidated statements of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents unaudited supplemental pro forma results for fiscal 2019 and 2018 as if both the Grakon acquisition had occurred as of the beginning of fiscal 2018 and the Pacific Insight acquisition had occurred as of the beginning of fiscal 2017. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such times. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, interest expense adjustments due to an increased debt level, adjustments for certain acquisition-related charges and related tax effects.

	Fiscal Year Ended
(Dollars in Millions)	April 27, 2019	April 28, 2018
Revenues	$1,073.3	$1,095.0
Net Income	$106.4	$70.5

4.  Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment on an annual basis as of the beginning of the fourth quarter each year and at an interim date, if indicators of potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.

At the beginning of the fourth quarter of fiscal 2019, the Company performed a quantitative goodwill impairment test on its reporting units. The Company utilizes a combination of an income and market value approach to estimate the fair value of each of its reporting units. Cash flow projections are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. The market value approach is based on appropriate valuation multiples observed for the reporting unit’s guideline public companies.

The goodwill impairment assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of its reporting units are at risk for impairment.

A summary of the changes in goodwill by reportable segment is as follows:

(Dollars in Millions)	Automotive	Industrial	Total
Balance as of April 30, 2016	$—	$1.7	$1.7
Foreign Currency Translation	—	(0.1)	(0.1)
Balance as of April 29, 2017	—	1.6	1.6
Acquisitions	57.2	—	57.2
Foreign Currency Translation	0.3	0.1	0.4
Balance as of April 28, 2018	57.5	1.7	59.2
Acquisitions	49.4	125.9	175.3
Foreign Currency Translation	(0.6)	(0.6)	(1.2)
Balance as of April 27, 2019	$106.3	$127.0	$233.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The following tables present details of the Company's identifiable intangible assets:

	As of April 27, 2019
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.5	$27.7	$216.8	17.4
Trade Names, Patents and Technology Licenses	75.5	29.2	46.3	8.4
Total Definite-lived Intangible Assets	320.0	56.9	263.1
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$321.8	$56.9	$264.9

	As of April 28, 2018
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$64.4	$18.1	$46.3	12.3
Trade Names, Patents and Technology Licenses	35.9	23.0	12.9	5.3
Total Definite-lived Intangible Assets	100.3	41.1	59.2
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$102.1	$41.1	$61.0

The Company performed an impairment test for its indefinite-lived intangible asset and determined that no impairment existed at April 27, 2019 and April 28, 2018. Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
2020	$19.1
2021	19.0
2022	19.0
2023	18.9
2024	18.6
Thereafter	168.5
Total	$263.1

5.  Shareholders’ Equity

Common Stock Repurchases

In September 2015, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's outstanding common stock through September 1, 2017. The Company purchased and retired 280,168 shares for $9.8 million in fiscal 2017, for a total under the repurchase plan of 2,277,466 shares for $71.9 million.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The Company paid dividends totaling $16.3 million, $14.7 million and $13.7 million during fiscal 2019, 2018 and 2017, respectively.

Stock-based Compensation

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period.

The table below summarizes the stock-based compensation expense related to the equity awards for fiscal 2019, 2018 and 2017.

(Dollars in Millions)	Fiscal Year Ended			Unrecognized Compensation Expense at
	April 27, 2019	April 28, 2018	April 29, 2017	April 27, 2019
2014 Incentive Plan:
RSAs	$10.9	$(2.0)	$5.7	$5.0
RSUs	2.2	5.0	5.5	1.6
Director Awards	0.9	1.0	0.9	—
Total 2014 Incentive Plan	14.0	4.0	12.1	6.6

2010 Stock Plan:
RSUs	—	—	0.1	—
Stock Options	—	—	0.1	—
Total 2010 Stock Plan	—	—	0.2	—

2007 Stock Plan:
Stock Options	—	—	0.1	—
Total 2007 Stock Plan	—	—	0.1	—

Total Stock-based Compensation Expense	$14.0	$4.0	$12.4	$6.6

2014 Incentive Plan
In September 2014, the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) was approved by the Company’s stockholders. The 2014 Incentive Plan provides for discretionary grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units to key employees and directors. The 2014 Incentive Plan is intended to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and eligible directors through the grant of equity awards.
The number of shares of common stock that may be issued under the 2014 Incentive Plan is 3,000,000, less one share for every one share of common stock issued or issuable pursuant to awards made after May 3, 2014 under the 2007 Stock Plan or 2010 Stock Plan. Awards that may be settled only in cash will not reduce the number of shares available for issuance under the 2014 Incentive Plan.
Shares issuable under the 2014 Incentive Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2014 Incentive Plan (or, after May 3, 2014, an award under the 2007 Stock Plan or 2010 Stock Plan) expires, terminates, is forfeited or canceled, is settled in cash in lieu of shares of common stock, or is exchanged for a non-stock award

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under certain circumstances, the shares subject to the award will again be available for issuance under the 2014 Incentive Plan. As of April 27, 2019, there were 1,344,034 shares available for award under the 2014 Incentive Plan.
In fiscal 2016, the Compensation Committee established a long-term incentive program (the “LTIP”) for key employees consisting of performance-based restricted stock awards (“RSAs”) and time-based restricted stock units (“RSUs”).
Restricted Stock Awards ("RSAs")
The grant of RSAs under the 2014 Incentive Plan are performance-based awards that are scheduled to vest at the end of fiscal 2020 based on the achievement of an EBITDA hurdle. The number of shares ultimately earned could range from 0% to 150% of the target award based on the achievement of the EBITDA performance condition. The fair value of the RSAs granted was based on the closing stock price on the date of grant. All non-vested RSAs accrue dividend equivalents, which are subject to vesting and paid in cash upon release. Accrued dividends are forfeitable to the extent that the underlying awards do not vest.
Per ASC 718, stock-based compensation expense is recognized for these awards over the vesting period based on the projected probability (70% confidence) of achievement of the EBITDA hurdle in fiscal 2020. In each period, the stock-based compensation expense may be adjusted, as necessary, in response to any changes in the Company’s forecast with respect to achieving the fiscal 2020 EBITDA hurdle.
In fiscal 2018, the Company determined that only a threshold performance level would be achieved and adjusted its stock-based compensation expense for these awards. The result was a reversal of previously recognized stock-based compensation expense of $6.0 million. Stock-based compensation expense for these awards in fiscal 2018 was a credit of $2.0 million.
In fiscal 2019, the Company determined that the target hurdle would be achieved based on the recent acquisition of Grakon and adjusted its stock-based compensation expense for these awards. The result was an additional expense of $7.4 million. Stock-based compensation expense for these awards in fiscal 2019 was $10.9 million.
The following table summarizes the RSA activity under the 2014 Incentive Plan:

	RSA Shares	Wtd. Avg. Grant Date Fair Value
Non-vested and Unissued at April 30, 2016	1,161,000	$33.35
Awarded	72,000	$34.90
Vested	—	$—
Forfeited	(64,500)	$33.78
Non-vested and Unissued at April 29, 2017	1,168,500	$33.42
Awarded	128,738	$40.92
Vested	—	$—
Forfeited	(126,000)	$34.42
Non-vested and Unissued at April 28, 2018	1,171,238	$34.13
Awarded	11,625	$38.75
Vested	—	$—
Forfeited	(151,455)	$34.79
Non-vested and Unissued at April 27, 2019	1,031,408	$34.09

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
RSUs granted under the 2014 Incentive Plan vest over a pre-determined period of time, generally between three to five years from the date of grant. The fair value of the RSUs granted was based on the closing stock price on the date of grant.
The following table summarizes RSU activity granted under the 2014 Incentive Plan:

	RSU Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at April 30, 2016	576,000	$33.39
Awarded	32,000	$34.90
Vested	(11,333)	$33.78
Forfeited	(28,667)	$33.78
Non-vested at April 29, 2017	568,000	$33.45
Awarded	30,925	$41.82
Vested	(160,553)	$33.72
Forfeited	(56,000)	$34.42
Non-vested at April 28, 2018	382,372	$33.87
Awarded	7,750	$38.75
Vested	(152,328)	$33.75
Forfeited	(49,950)	$32.42
Non-vested at April 27, 2019	187,844	$34.55
Director Awards
During fiscal 2019, fiscal 2018 and fiscal 2017, the Company issued 24,000 shares, 24,000 shares and 27,000 shares, respectively, of common stock to our independent directors, all of which vested immediately upon grant.

2010 Stock Plan
The 2010 Stock Plan permitted a total of 2,000,000 shares of common stock to be awarded to participants in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance share units. With the approval of the 2014 Incentive Plan, no further awards are being granted under the 2010 Stock Plan.
The following table summarizes stock option activity under the 2010 Stock Plan:

	Shares	Wtd. Avg. Exercise Price	Weighted-Average Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding and Exercisable at April 30, 2016	197,332	$24.55
Awarded	—	$—
Exercised	(125,332)	$17.40
Forfeited	—	$—
Outstanding and Exercisable at April 29, 2017	72,000	$37.01	7.3	$—
Awarded	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and Exercisable at April 28, 2018	72,000	$37.01	6.3	$0.3
Awarded	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and Exercisable at April 27, 2019	72,000	$37.01	5.2	$—

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.
2007 Stock Plan

The 2007 Stock Plan permitted a total of 1,250,000 shares of common stock to be awarded to participants.  With the approval of the 2014 Incentive Plan, no further awards are being granted under the 2007 Stock Plan.
The following table summarizes stock option activity under the 2007 Stock Plan:

	Shares	Wtd. Avg. Exercise Price	Weighted-Average Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding and Exercisable at April 30, 2016	79,666	$28.91
Awarded	—	$—
Exercised	(22,497)	$21.52
Forfeited	—	$—
Outstanding and Exercisable at April 29, 2017	57,169	$31.82	6.8	$0.7
Awarded	—	$—
Exercised	(13,333)	$24.67
Forfeited	(1,668)	$37.01
Outstanding and Exercisable at April 28, 2018	42,168	$33.87	5.8	$0.3
Awarded	—	$—
Exercised	—	$—
Forfeited	(7,500)	$37.01
Outstanding and Exercisable at April 27, 2019	34,668	$33.20	4.6	$0.1

Options Outstanding and Exercisable at April 27, 2019
Shares	Exercise Price	Avg. Remaining Life (Years)
5,000	$10.55	1.2
29,668	$37.01	5.2
34,668

Deferred RSUs
Under the 2014 Incentive Plan and 2010 Stock Plan, RSUs that have vested for certain executives, including the Company’s CEO, will not be delivered in common stock until after the executive terminates employment from the Company or upon a change of control. As of April 27, 2019, shares to be delivered to these executives were 60,600 shares under the 2014 Incentive Plan and 180,000 shares under the 2010 Stock Plan.
Under the 2007 Stock Plan, 225,000 shares of common stock subject to performance-based RSAs granted to our CEO in fiscal 2006 and 2007 were converted to RSUs. The shares of stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of the Company’s fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code. As of April 27, 2019, 29,945 shares have been delivered in connection with these RSUs with a remaining balance to be delivered of 195,055 shares.
The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends are paid. The vested deferred RSUs are considered outstanding for earnings per share calculations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Employee 401(k) Savings and Deferred Compensation Plans

401(k) Savings Plan

The Company has an employee 401(k) Savings Plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation.  Contributions to the employee 401(k) Savings Plan was $1.5 million in fiscal 2019 and $1.4 million in both fiscal 2018 and 2017.

Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“the Plan”) for certain eligible participants. Under the Plan, participants may elect to defer up to 75% of their annual base salary and 100% of their annual cash incentive compensation, with an aggregate minimum deferral of $3,000. The minimum period of deferral is 3 years. Participants are immediately 100% vested. No company contributions were made to the Plan in fiscal 2019, 2018 and 2017.

The deferred compensation liability for the Plan was $6.1 million and $6.7 million as of April 27, 2019 and April 28, 2018, respectively. In addition, the Company has purchased life insurance policies, which are held in a Rabbi trust, on certain employees to potentially offset these unsecured obligations. These life insurance policies are recoded at their cash surrender value of $6.9 million and $6.7 million as of April 27, 2019 and April 28, 2018, respectively, and are included in other long-term assets.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. These life insurance policies are recorded at their cash surrender value of $8.6 million and $8.2 million as of April 27, 2019 and April 28, 2018, respectively, and are included in other long-term assets. The cash surrender value of the life insurance policies approximates its fair value and was based on Level 2 inputs on a recurring basis.

7.  Income Taxes

Income Tax Provision
Details of the Company’s income tax provision are as follows:

	Fiscal Year Ended
(Dollars in Millions)	April 27, 2019	April 28, 2018	April 29, 2017
Income (Loss) before Income Taxes:
Domestic Source	$(0.6)	$11.4	$21.6
Foreign Source	104.2	112.4	94.3
Income before Income Taxes	$103.6	$123.8	$115.9

Current Tax Provision (Benefit):
U.S. (Federal and State)	$(5.7)	$46.8	$9.9
Foreign	21.5	18.8	17.0
Subtotal	15.8	65.6	26.9

Deferred Tax Provision (Benefit):
U.S. (Federal and State)	2.5	11.6	(1.2)
Foreign	(6.3)	(10.6)	(2.7)
Subtotal	(3.8)	1.0	(3.9)
Total Income Tax Expense	$12.0	$66.6	$23.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax expense to the prevailing statutory federal income tax rate (21.0% for 2019, 30.5% for 2018 and 35.0% for 2017) to pre-tax earnings is as follows:

	Fiscal Year Ended
(Dollars in Millions)	April 27, 2019	April 28, 2018	April 29, 2017
Income Tax at Statutory Rate	$21.8	$37.7	$40.5
Effect of:
State Income Taxes, Net of Federal Benefit	(0.8)	0.1	0.9
Dividends	1.8	—	—
U.S. Tax Reform Transition Tax	(4.8)	48.5	—
Foreign Operations with Lower Statutory Rates	(9.6)	(15.3)	(14.5)
Current Taxation of Foreign Income	3.4	—	—
Foreign Investment Tax Credit	(2.0)	(9.8)	(4.7)
Change in Tax Reserve	(0.1)	0.1	0.1
Change in Valuation Allowance	—	0.4	0.3
Tax Rate Change, Foreign	—	(1.5)	—
U.S. Tax Reform Re-measurements	—	5.2	—
Other, Net	2.3	1.2	0.4
Income Tax Expense	$12.0	$66.6	$23.0
Effective Income Tax Rate	11.6%	53.8%	19.9%

On December 22, 2017, the U.S. enacted U.S. Tax Reform making significant changes to U.S. corporate income tax laws. This included a reduction in the statutory federal corporate income tax rate from 35.0% to 21.0%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, and limiting the deductibility of certain executive compensation.

The Company’s effective tax rate is primarily affected by the amount of income earned in the jurisdictions in which the Company operates, the amount of tax credits earned, and the impact of U.S. Tax Reform. The Company had a favorable impact from operations in foreign countries with tax rates lower than the U.S. statutory tax rate. The Company earned $2.0 million in investment tax credits primarily related to qualified expenditures in Malta. This was offset by U.S. tax of $3.4 million incurred on its foreign subsidiaries’ earnings under the new Global Intangible Low Tax Income regime.

In addition, in fiscal 2019, the accounting for U.S. Tax Reform was finalized and the Company recorded a tax benefit of $4.8 million as an adjustment to the provisional amount recorded in fiscal 2018. This adjustment under SAB 118 primarily consists of changes in interpretations and assumptions the Company made, additional regulatory guidance that was issued, and actions the Company took as a result of U.S. Tax Reform.

In fiscal 2018, the Company had a favorable impact from earnings in lower taxes jurisdictions. In addition, the Company recorded an unfavorable provisional estimate on the effects of tax law changes in the U.S. due to U.S. Tax Reform of $53.7 million. This was partially offset by a tax law change and recognition of additional foreign investment tax credits.

In fiscal 2017, the Company had a favorable impact from earnings in lower taxes jurisdictions. In addition, the Company had a favorable adjustment from the recognition of foreign investment tax credits.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes and Valuation Allowances

Significant components of the Company's deferred income tax assets and liabilities were as follows:

(Dollars in Millions)	April 27, 2019	April 28, 2018
Deferred Tax Liabilities:
Depreciation	$9.0	$6.3
Amortization	43.9	11.4
Foreign Tax Withheld	2.0	4.8
Deferred Income	0.1	0.2
Deferred Tax Liabilities, Gross	55.0	22.7
Deferred Tax Assets:
Deferred Compensation and Stock Award Amortization	8.6	7.5
Inventory Valuation Differences	1.9	1.8
Property Valuation Differences	1.6	2.0
Environmental Reserves	0.3	0.2
Bad Debt Reserves	0.1	0.1
Vacation Accruals	0.4	1.0
Foreign Investment Tax Credit	28.2	29.3
Net Operating Loss Carryovers	13.8	5.8
Foreign Tax Credits	1.1	—
Other Accruals	3.2	1.5
Deferred Tax Assets, Gross	59.2	49.2
Less Valuation Allowance	6.3	2.5
Deferred Tax Assets, Net of Valuation Allowance	52.9	46.7
Net Deferred Tax Assets (Liabilities)	$(2.1)	$24.0
Balance Sheet Classification:
Non-current Asset	34.3	42.3
Non-current Liability	(36.4)	(18.3)
Net Deferred Tax Assets (Liabilities)	$(2.1)	$24.0

The Company recorded a net deferred tax liability for U.S. and foreign income taxes of $2.1 million as of April 27, 2019 and a deferred tax asset of $24.0 million as of April 28, 2018. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company has a valuation allowance of $6.3 million as of April 27, 2019, related to certain state, federal, and foreign net operating loss carryovers and other credits until determined that these deferred tax assets are more likely than not realizable.

In fiscal 2019, the Company completed a stock acquisition of Grakon, a U.S. multinational, which increased the overall amount of deferred tax assets and liabilities. This included an increase in the deferred tax liabilities of intangible assets, net operating losses and foreign tax credits. This was offset with an additional valuation allowance associated with a limited utilization of U.S. net operating losses in future periods.

At April 27, 2019, the Company had available $9.0 million of federal and $4.8 million of state net operating loss carryforwards with a valuation allowance of $5.3 million and $0.9 million, respectively. If unused, the U.S. federal net operating loss carryforwards will expire by the year 2033. If unused, the state net operating loss carryforwards will expire by the year 2038.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax laws of Malta provide for investment tax credits of 30.0% for certain qualified expenditures.  Total unused credits are $28.2 million at April 27, 2019, of which $27.4 million can be carried forward indefinitely and $0.8 million expire in 2020.

Income Taxes Paid

The Company paid income taxes of $27.8 million in fiscal 2019, $20.2 million in fiscal 2018 and $19.0 million in fiscal 2017.

Indefinite Reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers undistributed foreign earnings to be indefinitely reinvested. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

Unrecognized Tax Benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $3.1 million and $1.4 million at April 27, 2019 and April 28, 2018, respectively. These amounts represent the amount of unrecognized benefits that, if recognized, would favorably impact the effective tax rate if resolved in the Company’s favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(Dollars in Millions)	April 27, 2019	April 28, 2018
Balance at Beginning of Fiscal Year	$1.4	$1.3
Increases for Positions Related to the Prior Years	1.8	—
Increases for Positions Related to the Current Year	0.9	0.1
Decreases for Positions Related to the Prior Years	—	—
Lapsing of Statutes of Limitations	(1.0)	—
Balance at End of Fiscal Year	$3.1	$1.4

At April 27, 2019, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2016 and for state tax purposes on or after fiscal year 2013.  Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years.  In the major foreign jurisdictions, fiscal 2012 and subsequent periods remain open and subject to examination by taxing authorities.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  The Company had $0.1 million accrued for interest and no accrual for penalties at April 27, 2019.

8.  Income Per Share

Basic income per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period.  Diluted income per share is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potential dilutive common shares outstanding during the period.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Numerator:
Net Income (in millions)	$91.6	$57.2	$92.9

Denominator:
Denominator for Basic Earnings Per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Units	37,405,298	37,281,630	37,283,096
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	264,262	260,269	202,605
Denominator for Diluted Earnings Per Share	37,669,560	37,541,899	37,485,701

Basic and Diluted Income Per Share:
Basic Income Per Share	$2.45	$1.54	$2.49
Diluted Income Per Share	$2.43	$1.52	$2.48

For fiscal 2019, options and RSUs of 83,939 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. For fiscal 2018 and fiscal 2017, the Company had no options or RSUs that were excluded from the computation of diluted net income per shares. RSAs for 594,382 shares in fiscal 2019, 363,413 shares in fiscal 2018 and 779,000 shares in fiscal 2017 were excluded from the calculation of diluted net income per share as these awards contain performance conditions that would not have been achieved as of the end of each reporting period had the measurement period ended as of that date.

9.  Commitments and Contingencies

Environmental Matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us.  The Company is involved in environmental investigations and/or remediation at two of our plant sites no longer used for operations.  The Company uses environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements.  Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated.  A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology.  Considering these factors, the Company has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years.  Recovery from insurance or other third parties is not anticipated.  The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2020.

At both April 27, 2019 and April 28, 2018, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of $1.1 million, of which $0.8 million was classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheets.  The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2019, the Company spent $0.1 million on remediation cleanups and related studies, compared with $0.3 million in fiscal 2018 and $1.2 million in fiscal 2017.  The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2019, fiscal 2018 or fiscal 2017.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending Litigation

The Company, from time to time, is subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, patent infringement claims, employment-related matters and environmental matters.  The Company considers insurance coverage and third party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company's management, based on the information available, that the Company has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. The Company became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, the Company terminated all of its agreements with the Fuchs companies. On June 20, 2014, the Company filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, the Company amended its complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. As of April 27, 2019, this matter has been set for trial in February 2020.
Lease Commitments
The Company has lease commitments expiring at various dates, principally for manufacturing equipment and warehouse and office space.

Rental expense under non-cancelable operating leases amounted to $7.6 million, $5.9 million and $4.9 million in fiscal 2019, 2018 and 2017, respectively.

In fiscal 2018, the Company assumed capital leases as part of the acquisition of Procoplast. The net book value of the capital lease assets as of April 27, 2019 and April 28, 2018 was $1.0 million and $1.4 million, respectively. The amortization of the capital lease assets is included in depreciation expense. The weighted average interest rate was 1.5% as of April 27, 2019.

As of April 27, 2019, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

(Dollars in Millions)	Capitalized Leases	Operating Leases
Fiscal Years:
2020	$0.6	$7.8
2021	0.5	5.6
2022	0.4	4.9
2023	0.2	4.2
2024	—	3.3
Thereafter	—	8.4
Net Minimum Lease Payments	1.7	$34.2
Less Amount Representing Interest	—
Present Value of Net Minimum Lease Payments	1.7
Less Current Portion	(0.6)
Long-term Obligations as of April 27, 2019	$1.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Debt

A summary of debt is shown below:

(Dollars in Millions)	April 27, 2019	April 28, 2018
Revolving Credit Facility	$35.0	$30.0
Term Loan	243.7	—
Subsidiary Credit Facility	—	3.6
Other Debt	16.8	24.2
Unamortized Debt Issuance Costs	(2.9)	—
Total Debt	292.6	57.8
Less: Current Maturities	(15.7)	(4.4)
Total Long-term Debt	$276.9	$53.4
Revolving Credit Facility/Term Loan

On September 12, 2018, the Company entered into five-year Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A. The Credit Agreement amends and restates the credit agreement, dated November 18, 2016, among the Company, Bank of America, N.A. and Wells Fargo Bank, N.A. The Credit Agreement consists of a senior unsecured revolving credit facility (“Revolving Credit Facility”) of $200.0 million and a senior unsecured term loan (“Term Loan”) of $250.0 million. In addition, the Company has an option to increase the size of the Revolving Credit Facility and Term Loan by up to an additional $200.0 million. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original Term Loan ($3.1 million) through maturity, with the remaining balance due on September 12, 2023.

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined. The interest rate on outstanding borrowings under the Credit Agreement was 3.98% at April 27, 2019. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of April 27, 2019, the Company was in compliance with all the covenants in the Credit Agreement. The fair value of borrowings under the Credit Agreement approximates book value because the interest rate is variable.

Subsidiary Credit Facility

The Company’s subsidiary, Pacific Insight, is a party to a credit agreement with the Bank of Montreal which provides a credit facility in the maximum principal amount of C$10.0 million, with an option to increase the principal amount by up to an additional C$5.0 million. Availability under the facility is based on a percentage of eligible accounts receivable and finished goods inventory balances. Interest is calculated at a base rate plus margin, as defined. In addition, Pacific Insight was a party to a credit agreement with Roynat which was terminated during the second quarter of fiscal 2019. Total repayments under the credit agreement with Roynat were $3.8 million in fiscal 2019, including a prepayment fee of $0.1 million.

Other Debt

The Company’s subsidiary, Procoplast, has debt that consists of eighteen notes with maturities ranging from 2019 to 2031. The weighted-average interest rate was approximately 1.5% at April 27, 2019 and $3.2 million of the debt was classified as short-term. The fair value of other debt was $16.3 million at April 27, 2019 and was based on Level 2 inputs on a non-recurring basis.

Unamortized Debt Issuance Costs

The Company paid debt issuance costs of $3.1 million on September 12, 2018 in connection with the Credit Agreement. The debt issuance costs are being amortized over the five-year term of the Credit Agreement.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Maturities

As of April 27, 2019, scheduled principal payments of debt are as follows:

(Dollars in Millions)	Amount
Fiscal Years:
2020	$15.7
2021	14.9
2022	13.9
2023	13.7
2024	234.0
Thereafter	3.3
Total	$295.5

Interest Paid

The Company paid interest of $8.8 million, $2.4 million and $1.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

11.  Segment Information and Geographic Area Information

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources.  The CODM is the Company’s President and Chief Executive Officer (“CEO”).

Effective October 27, 2018, the Company reorganized its reportable segments upon the acquisition of Grakon. Prior to the acquisition, the Company's reportable segments were Automotive, Power, Interface and Other. As a result of this change, the Company's reportable segments are now Automotive, Industrial, Interface and Medical. Historical information has been revised to reflect the new reportable segments.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Interface segment provides a variety of copper and fiber-optic interface and interface solutions for the appliance, commercial food service, construction, consumer, material handling, point-of-sale and telecommunications markets.  Solutions include copper transceivers and solid-state field-effect consumer touch panels.

The Medical segment is made up of the Company's medical device business, Dabir Surfaces, its surface support technology aimed at pressure injury prevention. Methode is developing the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1, "Description of Business and Summary of Significant Accounting Policies," above.  The CODM allocates resources to and evaluates the performance of each operating segments based on operating income. Transfers between segments are recorded using internal transfer prices set by the Company.

The tables below present information about our reportable segments.

	Fiscal Year Ended April 27, 2019
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$741.6	$210.0	$57.9	$1.1	$(10.3)	$1,000.3
Transfers between Segments	(6.9)	(3.2)	(0.2)	—	10.3	—
Net Sales to Unaffiliated Customers	$734.7	$206.8	$57.7	$1.1	$—	$1,000.3

Income/(Loss) from Operations	$126.3	$37.4	$(0.3)	$(8.6)	$(48.0)	$106.8
Interest Expense, Net						8.3
Other Income, Net						(5.1)
Income before Income Taxes						$103.6

Depreciation and Amortization	$25.2	$11.7	$3.2	$1.0	$2.2	$43.3

Identifiable Assets	$677.4	$404.3	$88.6	$9.4	$52.0	$1,231.7

	Fiscal Year Ended April 28, 2018
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$738.4	$105.6	$73.9	$0.3	$(9.9)	$908.3
Transfers between Segments	(9.7)	0.2	(0.7)	—	10.2	—
Net Sales to Unaffiliated Customers	$728.7	$105.8	$73.2	$0.3	$0.3	$908.3

Income/(Loss) from Operations	$156.3	$13.0	$6.0	$(11.4)	$(45.6)	$118.3
Interest Expense, Net						0.9
Other Income, Net						(6.4)
Income before Income Taxes						$123.8

Depreciation and Amortization	$21.3	$2.0	$3.1	$0.8	$0.9	$28.1

Identifiable Assets	$632.7	$93.1	$206.8	$8.1	$(24.8)	$915.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 29, 2017
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$641.0	$92.4	$94.3	$0.2	$(11.4)	$816.5
Transfers between Segments	(8.8)	(0.1)	(2.8)	—	11.7	—
Net Sales to Unaffiliated Customers	$632.2	$92.3	$91.5	$0.2	$0.3	$816.5

Income/(Loss) from Operations	$148.3	$2.7	$4.0	$(8.5)	$(35.7)	$110.8
Interest Income, Net						(0.4)
Other Income, Net						(4.7)
Income before Income Taxes						$115.9

Depreciation and Amortization	$15.5	$3.2	$4.3	$0.5	$0.8	$24.3

Identifiable Assets	$462.3	$78.1	$170.4	$5.4	$(12.2)	$704.0

The following table sets forth certain geographic financial information for fiscal 2019, fiscal 2018 and fiscal 2017.  Geographic net sales are determined based on our sales from our various operational locations.

	Fiscal Year Ended
(Dollars in Millions)	April 27, 2019	April 28, 2018	April 29, 2017
Net Sales:
U.S.	$540.5	$487.5	$506.9
Malta	148.5	184.0	155.5
China	113.7	117.3	127.7
Canada	101.6	54.4	—
Other	96.0	65.1	26.4
Total Net Sales	$1,000.3	$908.3	$816.5

Property, Plant and Equipment, Net:
U.S.	$83.9	$63.3	$44.9
Malta	33.0	36.8	26.4
Belgium	22.1	25.0	—
China	18.6	7.2	5.9
Other	34.3	29.9	13.4
Total Property, Plant and Equipment, Net	$191.9	$162.2	$90.6

12.  Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply agreements.  At April 27, 2019 and April 28, 2018, the Company had $32.8 million and $20.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. At April 27, 2019 and April 28, 2018, the Company had $15.0 million and $10.1 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for fiscal 2019 and fiscal 2018:

	Fiscal 2019
	Quarter Ended
(Dollars in Millions, except per share data)	July 28, 2018	October 27, 2018	January 26, 2019	April 27, 2019
Net Sales	$223.4	$264.0	$246.9	$266.0
Gross Profit	$60.1	$70.8	$64.3	$70.6
Net Income	$23.7	$14.6	$30.7	$22.6
Net Income per Basic Common Share	$0.63	$0.39	$0.82	$0.61
Net Income per Diluted Common Share	$0.63	$0.39	$0.82	$0.60

	Fiscal 2018
	Quarter Ended
(Dollars in Millions, except per share data)	July 29, 2017	October 28, 2017	January 27, 2018	April 28, 2018
Net Sales	$201.2	$230.1	$228.0	$249.0
Gross Profit	$55.6	$62.0	$60.1	$61.9
Net Income (Loss)	$20.5	$24.2	$(24.3)	$36.8
Net Income (Loss) per Basic Common Share	$0.55	$0.65	$(0.65)	$0.99
Net Income (Loss) per Diluted Common Share	$0.55	$0.64	$(0.65)	$0.98

Significant Items for Fiscal 2019

The table below contains items included in fiscal 2019:

	Fiscal 2019
	Quarter Ended
(Dollars in Millions)	July 28, 2018	October 27, 2018	January 26, 2019	April 27, 2019
Legal Fees Related to the Hetronic lawsuit	$0.9	$1.0	$0.8	$0.8
Acquisition-related Expenses	$0.6	$10.9	$3.8	$0.1
Grant Income from Foreign Government for Maintaining Certain Employment Levels	$(1.1)	$(1.4)	$(1.9)	$(1.4)
Compensation Expense Reversal Related to the Re-estimation of RSA Performance Level	$—	$7.4	$—	$—
Discrete Estimated Net Tax Benefit with Respect to U.S. Tax Reform	$—	$—	$(4.8)	$—
Foreign Investment Tax Credit	$(0.4)	$(1.1)	$(0.7)	$0.2
Expense for Initiatives to Reduce Overall Costs and Improve Operational Profitability	$0.8	$2.5	$2.6	$1.0
Net Tariff Expense	$—	$—	$2.0	$0.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Items for Fiscal 2018

	Fiscal 2018
	Quarter Ended
(Dollars in Millions)	July 29, 2017	October 28, 2017	January 27, 2018	April 28, 2018
Legal Fees Related to the Hetronic lawsuit	$2.9	$1.6	$1.5	$2.1
Acquisition-related Expenses	$2.6	$4.2	$—	$—
Grant Income from Foreign Government for Maintaining Certain Employment Levels	$—	$(1.5)	$(3.6)	$(2.2)
Compensation Expense Reversal Related to the Re-estimation of RSA Performance Level	$—	$—	$(6.0)	$—
Discrete Estimated Net Tax Charge with Respect to U.S. Tax Reform	$—	$—	$56.8	$(3.1)
Foreign Investment Tax Credit	$(0.4)	$(0.4)	$(0.3)	$(8.7)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period

YEAR ENDED APRIL 27, 2019:
Allowance for uncollectible accounts	$0.5	$0.2	$0.2	(1)	$—	(2)	$0.9
Deferred tax valuation allowance	$2.5	$—	$4.8	(1)	$1.0	(3)	$6.3

YEAR ENDED APRIL 28, 2018:
Allowance for uncollectible accounts	$0.6	$—	$—		$0.1	(2)	$0.5
Deferred tax valuation allowance	$1.9	$—	$—		$(0.6)	(3)	$2.5

YEAR ENDED APRIL 29, 2017:
Allowance for uncollectible accounts	$0.5	$0.1	$—		$—	(2)	$0.6
Deferred tax valuation allowance	$1.3	$—	$—		$(0.6)	(3)	$1.9
 ______________________________________
(1) Represents business acquisitions.
(2) Uncollectible accounts written off, net of recoveries.
(3) Represents change in temporary items.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect
3.2	Bylaws of Registrant, as amended and currently in effect
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Description of Capital Stock
10.1*	Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda
10.2*	Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon
10.3*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda
10.4*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda
10.5*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda
10.6*	Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda
10.7*	Methode Electronics, Inc. 2007 Stock Plan
10.8*	Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas
10.9*	Form of Amendment to Change in Control Agreement
10.10*	Methode Electronics, Inc. 2010 Stock Plan
10.11*	Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement
10.12*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement
10.13*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan
10.14*	2014 Omnibus Incentive Plan Performance Based Restricted Stock Form Award Agreement - Executive Officer
10.15*	2014 Omnibus Incentive Plan - Restricted Stock Unit Form Award Agreement - Executive Officer
10.16*	Form of Amendment to Change in Control Agreement dated November 8, 2010
10.17
Credit Agreement dated as of November 18, 2016 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein

10.18*	Form of First Amendment to Performance Based Restricted Stock Award Agreement dated as of July 19, 2017
10.19*	Change in Control Agreement dated June 14, 2017 between Methode Electronics, Inc. and Andrea Barry
10.20*	Change in Control Agreement dated as of December 7, 2018 between the Company and Michael Brotherton
10.21*	Change in Control Agreement dated as of December 7, 2018 between the Company and Anil Shetty
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101**	Interactive Data File

*  Management Compensatory Plan

** As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.