Form 10-Q
period 2019-07-27
METHODE ELECTRONICS INC
filed 2019-08-29
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 27, 2019
or
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
At August 27, 2019, the registrant had 37,091,487 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
July 27, 2019

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	July 27, 2019	July 28, 2018
Net Sales	$270.2	$223.4

Cost of Products Sold	194.4	163.3

Gross Profit	75.8	60.1

Selling and Administrative Expenses	32.4	29.5
Amortization of Intangibles	4.8	1.9

Income from Operations	38.6	28.7

Interest Expense, Net	2.9	0.2
Other Expense, Net	0.1	0.3

Income before Income Taxes	35.6	28.2

Income Tax Expense	7.3	4.5

Net Income	$28.3	$23.7

Basic and Diluted Income per Share:
Basic	$0.75	$0.63
Diluted	$0.75	$0.63

Cash Dividends per Share	$0.11	$0.11
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	July 27, 2019	July 28, 2018
Net Income	$28.3	$23.7

Foreign Currency Translation Adjustments	(1.6)	(17.9)
Total Comprehensive Income	$26.7	$5.8
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per-share data)

	July 27, 2019	April 27, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$73.8	$83.2
Accounts Receivable, Net	233.1	219.3
Inventories	122.0	116.7
Income Tax Receivable	13.4	14.3
Prepaid Expenses and Other Current Assets	19.0	20.0
TOTAL CURRENT ASSETS	461.3	453.5
LONG-TERM ASSETS
Property, Plant and Equipment, Net	196.4	191.9
Goodwill	233.0	233.3
Other Intangible Assets, Net	260.4	264.9
Operating Lease Assets, Net	26.1	—
Deferred Tax Assets	34.1	34.3
Pre-production Costs	36.5	32.8
Other Long-term Assets	21.1	21.0
TOTAL LONG-TERM ASSETS	807.6	778.2
TOTAL ASSETS	$1,268.9	$1,231.7

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$90.7	$91.9
Accrued Employee Liabilities	17.9	20.1
Other Accrued Expenses	35.8	33.9
Short-term Operating Lease Liability	6.2	—
Short-term Debt	15.4	15.7
Income Tax Payable	14.8	19.3
TOTAL CURRENT LIABILITIES	180.8	180.9
LONG-TERM LIABILITIES
Long-term Debt	267.7	276.9
Long-term Operating Lease Liability	20.6	—
Long-term Income Tax Payable	32.4	33.0
Other Long-term Liabilities	16.7	14.8
Deferred Tax Liabilities	36.4	36.4
TOTAL LONG-TERM LIABILITIES	373.8	361.1
TOTAL LIABILITIES	554.6	542.0
SHAREHOLDERS' EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,438,111 shares and 38,333,576 shares issued as of July 27, 2019 and April 27, 2019, respectively	19.2	19.2
Additional Paid-in Capital	152.9	150.4
Accumulated Other Comprehensive Loss	(15.2)	(13.6)
Treasury Stock, 1,346,624 shares as of July 27, 2019 and April 27, 2019	(11.5)	(11.5)
Retained Earnings	568.9	545.2
TOTAL SHAREHOLDERS' EQUITY	714.3	689.7
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,268.9	$1,231.7
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7
Earned Portion of Restricted Stock, Net of Tax Withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based Compensation Expense	—	—	2.5	—	—	—	2.5
Foreign Currency Translation Adjustments	—	—	—	(1.6)	—	—	(1.6)
Net Income	—	—	—	—	—	28.3	28.3
Dividends on Common Stock	—	—	—	—	—	(4.2)	(4.2)
Balance as of July 27, 2019	38,438,111	$19.2	$152.9	$(15.2)	$(11.5)	$568.9	$714.3

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 28, 2018	38,198,353	$19.1	$136.5	$13.9	$(11.5)	$472.0	$630.0
Earned Portion of Restricted Stock, Net of Tax Withholding	135,223	0.1	(0.1)	—	—	(1.7)	(1.7)
Stock-based Compensation Expense	—	—	2.1	—	—	—	2.1
Adoption of ASU 2014-09	—	—	—	—	—	0.1	0.1
Foreign Currency Translation Adjustments	—	—	—	(17.9)	—	—	(17.9)
Net Income	—	—	—	—	—	23.7	23.7
Dividends on Common Stock	—	—	—	—	—	(4.1)	(4.1)
Balance as of July 28, 2018	38,333,576	$19.2	$138.5	$(4.0)	$(11.5)	$490.0	$632.2

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	July 27, 2019	July 28, 2018
OPERATING ACTIVITIES
Net Income	$28.3	$23.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Cash Surrender Value of Life Insurance	(0.3)	(0.4)
Amortization of Debt Issuance Costs	0.2	—
Depreciation	7.0	6.5
Amortization of Intangible Assets	4.8	1.9
Stock-based Compensation Expense	2.5	2.1
Change in Deferred Income Taxes	—	(0.4)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(12.8)	6.4
Inventories	(5.7)	(6.1)
Prepaid Expenses and Other Assets	0.7	(2.9)
Accounts Payable and Other Liabilities	(5.6)	(10.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19.1	20.0

INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(13.2)	(18.2)
NET CASH USED IN INVESTING ACTIVITIES	(13.2)	(18.2)

FINANCING ACTIVITIES
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.4)	(1.7)
Repayments of Finance Leases	(0.2)	—
Cash Dividends	(4.1)	(4.1)
Proceeds from Borrowings	1.0	—
Repayments of Borrowings	(10.7)	(3.6)
NET CASH USED IN FINANCING ACTIVITIES	(14.4)	(9.4)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	(10.0)
DECREASE IN CASH AND CASH EQUIVALENTS	(9.4)	(17.6)
Cash and Cash Equivalents at Beginning of the Year	83.2	246.1
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$73.8	$228.5
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Description of Business and Summary of Significant Accounting Policies
Description of Business

Methode Electronics, Inc. (the "Company" or "Methode") is a global manufacturer of component and subsystem devices with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. The Company's primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Fresnillo and Monterrey, Mexico. The Company designs, manufactures and markets devices employing electrical, radio remote control, electronic, LED lighting, wireless and sensing technologies.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended April 27, 2019, filed with the SEC on June 20, 2019. Results may vary from quarter-to-quarter for reasons other than seasonality.

Financial Reporting Periods
The Company maintains its financial records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to April 30. The three months ended July 27, 2019 and July 28, 2018 were both 13-week periods.
Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Change in Presentation

During the second quarter of fiscal 2019, the Company changed its reportable segments. Refer to Note 11 “Segment Information,” for further discussion on the impact of the change.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Form 10-K for the year ended April 27, 2019. There have been no material changes to the significant accounting policies in the three months ended July 27, 2019 other than those noted below.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases,” which amended authoritative guidance on leases and is codified in Accounting Standards Codification ("ASC") 842. The amended guidance requires entities to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients and interim transition disclosure requirements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company adopted the standard on April 28, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. Accordingly, the Company has provided disclosures required by prior lease guidance for comparative periods. The adoption of this standard resulted in the recognition of right-of-use assets of $27.6 million and related lease obligations of $28.1 million as of April 28, 2019. The standard did not have a significant impact on the Company's operating results or cash flows.

The Company elected certain practical expedients, including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lastly, the Company elected to recognize a right-of-use asset and related lease liability for leases with a lease term of 12 months or less for all classes of underlying assets. The Company determines if an arrangement contains a lease at inception. Operating lease expense is recognized on a straight-line basis over the lease term.

For purposes of calculating operating lease obligations under the standard, the Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments. Refer to Note 3, "Leases," for additional information.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform’s reduction of the U.S. federal corporate income tax rate. The Company adopted ASU 2018-02 as of April 28, 2019 and the adoption had no impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The guidance in ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard will be effective for the Company in the first quarter of fiscal 2021. Management is currently assessing the impact of the new standard, but does not anticipate that the adoption of this standard will have a material impact on the manner in which it estimates the allowance for doubtful accounts on its trade accounts receivable.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and earlier adoption is permitted including adoption in any interim period. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure
Framework – Changes to the Disclosure Requirements for Fair Value Measurement." The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the provisions of the updated guidance and assessing the impact on its consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.    Revenue
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

The Company treats shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter-end in proportion to revenue recognized for transactions where actual costs are not yet known.

Across all products, the amount of revenue recognized corresponds to the related purchase order. Revenue is adjusted for variable consideration (such as discounts) as described further below. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Contract Balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in prepaid expenses and other current assets and other long-term liabilities, respectively, in the Company's condensed consolidated balance sheets.

Unbilled Receivables (Contract Assets) - Unbilled receivables were $0.8 million as of both July 27, 2019 and April 27, 2019. In the three months ended July 27, 2019, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of July 27, 2019.

Deferred Revenue (Contract Liabilities) - Deferred revenue was $0.3 million as of both July 27, 2019 and April 27, 2019. No previously deferred revenue was recorded into revenue in the three months ended July 27, 2019.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disaggregated Revenue Information

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods. Geographic net sales are determined based on our sales from the Company's various operational locations.  Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Three Months Ended July 27, 2019
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$100.0	$42.5	$12.5	$0.3	$155.3
Malta	27.5	7.5	0.1	—	35.1
Canada	21.5	6.4	—	—	27.9
China	15.6	9.5	—	—	25.1
Other	21.6	4.9	0.3	—	26.8
Total Net Sales	$186.2	$70.8	$12.9	$0.3	$270.2

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$179.0	$70.8	$12.9	$0.3	$263.0
Goods Transferred Over Time	7.2	—	—	—	7.2
Total Net Sales	$186.2	$70.8	$12.9	$0.3	$270.2

	Three Months Ended July 28, 2018
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$77.3	$12.1	$15.0	$0.3	$104.7
Malta	30.5	8.3	0.1	—	38.9
China	20.0	8.8	—	—	28.8
Canada	20.8	—	—	—	20.8
Other	26.7	3.0	0.5	—	30.2
Total Net Sales	$175.3	$32.2	$15.6	$0.3	$223.4

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$165.5	$32.2	$15.6	$0.3	$213.6
Goods Transferred Over Time	9.8	—	—	—	9.8
Total Net Sales	$175.3	$32.2	$15.6	$0.3	$223.4

3.    Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. The Company's leases have remaining lease terms up to 12 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of July 27, 2019, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the condensed consolidated balance sheets, assets under finance leases of $0.9 million are included in property, plant and equipment, net on the condensed consolidated balance sheets as of July 27, 2019. The finance lease obligation is split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the condensed consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the three months ended July 27, 2019.

The components of lease expense were as follows:

(Dollars in Millions)	Three Months Ended July 27, 2019
Lease Cost:
Operating Lease Cost	$2.5
Variable Lease Cost	0.2
Total Lease Cost	$2.7

Supplemental cash flow and other information related to operating leases was as follows:

(Dollars in Millions)	Three Months Ended July 27, 2019
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligations	$2.1

Non-cash Activity:
Right-of-use Assets Obtained in Exchange for Lease Obligations	$0.5

Weighted-average Remaining Lease Term	6.0 years
Weighted-average Discount Rate	4.64%

Maturities of operating lease liabilities as of July 27, 2019, are shown below:

(Dollars in Millions)	Operating Leases
Fiscal Year:
Remainder of 2020	$5.8
2021	5.5
2022	5.0
2023	4.3
2024	3.1
Thereafter	7.4
Total Lease Payments	31.1
Less: Imputed Interest	(4.3)
Present Value of Lease Liabilities	$26.8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disclosures related to periods prior to the adoption of ASC 842

Total rent expense was $1.6 million in the three months ended July 28, 2018. Future minimum lease payments for assets under operating leases as of April 27, 2019 were as follows:

(Dollars in Millions)	Operating Leases
Fiscal Years:
2020	$7.8
2021	5.6
2022	4.9
2023	4.2
2024	3.3
Thereafter	8.4
Net Minimum Lease Payments	$34.2

4.    Acquisition
Acquisition of Grakon

On September 12, 2018, the Company acquired 100% of the stock of Grakon Parent, Inc. ("Grakon") for $422.1 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed lighting solutions and highly styled engineered components. Grakon’s manufacturing capabilities and products help diversify the Company's product offerings and expand the Industrial segment, which is a key component of the Company's strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the condensed consolidated financial statements from the effective date of the acquisition.

The Company has not yet completed the process of estimating the fair value of the assets acquired and liabilities assumed. Accordingly, the Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would likely impact the Company's allocation of the purchase price to goodwill. The primary fair value estimates considered preliminary are contingencies and income tax-related items. Based on the Company's preliminary allocation of the purchase price, revised as of July 27, 2019, goodwill decreased $0.4 million from the preliminary amount reported in the Company's consolidated financial statements as of April 27, 2019. The revised preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$6.9
Accounts Receivable	36.1
Inventory	30.8
Prepaid Expenses and Other Current Assets	1.6
Other Intangible Assets	221.9
Goodwill	174.9
Pre-production Costs	1.5
Property, Plant and Equipment	16.2
Accounts Payable	(19.4)
Accrued Employee Liabilities	(4.4)
Other Accrued Expenses	(7.6)
Income Tax Payable	(0.3)
Deferred Income Tax Liability	(29.2)
Total Purchase Price	$429.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$57.0	19.5 years
Customer Relationships and Agreements - All Other Customers	125.0	19.5 years
Technology Licenses	17.7	11.7 years
Trade Names	22.2	8.5 years
Total	$221.9

Acquisition-related costs of $0.6 million were incurred in relation to the acquisition of Grakon in the three months ended July 28, 2018, which have been reported in selling and administrative expenses on the condensed consolidated statements of income.

The following table presents unaudited supplemental pro forma results for the three months ended July 28, 2018 as if the Grakon acquisition had occurred as of the beginning of fiscal 2018. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, interest expense adjustments due to an increased debt level, adjustments for certain acquisition-related charges and related tax effects.

(Unaudited)
(Dollars in Millions)	Three Months Ended July 28, 2018
Net Sales	$270.7
Net Income	$29.7

5.    Income Taxes
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

	Three Months Ended
(Dollars in Millions)	July 27, 2019	July 28, 2018
Income before Income Taxes	$35.6	$28.2
Income Tax Expense	$7.3	$4.5
Effective Tax Rate	20.5%	16.0%

The income tax provision in the three months ended July 27, 2019 was slightly lower than the U.S. statutory tax rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates. The income tax provision in the three months ended July 28, 2018 was lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and the deduction for stock compensation.

The Company's unrecognized income tax benefits were $5.0 million and $3.1 million as of July 27, 2019 and April 27, 2019, respectively. If any portion of the Company's unrecognized tax benefits is recognized, it could impact the Company's effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Income Taxes Paid

The Company paid income taxes, net of refunds received, of $7.8 million and $9.3 million in the three months ended July 27, 2019 and July 28, 2018, respectively.

6.     Balance Sheet Components

Inventories

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

(Dollars in Millions)	July 27, 2019	April 27, 2019
Raw Materials	$80.3	$67.1
Work in Process	10.0	9.4
Finished Products	31.7	40.2
Total Inventories	$122.0	$116.7

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(Dollars in Millions)	July 27, 2019	April 27, 2019
Land	$3.7	$3.7
Buildings and Building Improvements	82.9	81.2
Machinery and Equipment	398.0	390.7
Total Property, Plant and Equipment, Gross	484.6	475.6
Less: Accumulated Depreciation	288.2	283.7
Property, Plant and Equipment, Net	$196.4	$191.9

Depreciation expense was $7.0 million and $6.5 million in the three months ended July 27, 2019 and July 28, 2018, respectively. As of July 27, 2019 and April 27, 2019, capital expenditures recorded in accounts payable totaled $5.5 million and $6.4 million, respectively.

Pre-Production Tooling Costs Related to Long-term Supply Arrangements
The Company incurs pre-production tooling costs related to certain products produced for its customers under long-term supply arrangements. As of July 27, 2019 and April 27, 2019, the Company had $36.5 million and $32.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.  Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of July 27, 2019 and April 27, 2019, the Company had $13.9 million and $15.0 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.    Goodwill and Intangible Assets
Goodwill
The following table shows goodwill by segment:

(Dollars in Millions)	July 27, 2019	April 27, 2019
Automotive	$106.3	$106.3
Industrial	126.7	127.0
Total	$233.0	$233.3

Intangible Assets
The following tables present details of the Company's identifiable intangible assets:

	July 27, 2019
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.6	$30.9	$213.7	17.2
Trade Names, Patents and Technology Licenses	75.6	30.7	44.9	8.1
Total Definite-lived Intangible Assets	320.2	61.6	258.6
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$322.0	$61.6	$260.4

	April 27, 2019
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.5	$27.7	$216.8	17.4
Trade Names, Patents and Technology Licenses	75.5	29.2	46.3	8.4
Total Definite-lived Intangible Assets	320.0	56.9	263.1
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$321.8	$56.9	$264.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
Remainder of 2020	$14.3
2021	19.0
2022	19.0
2023	19.0
2024	18.6
Thereafter	168.7
Total	$258.6

8.     Debt

The following table summarizes components of the Company's debt:

(Dollars in Millions)	July 27, 2019	April 27, 2019
Revolving Credit Facility	$29.0	$35.0
Term Loan	240.6	243.7
Other Debt	16.2	16.8
Unamortized Debt Issuance Costs	(2.7)	(2.9)
Total Debt	283.1	292.6
Less: Current Maturities	(15.4)	(15.7)
Total Long-term Debt	$267.7	$276.9

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

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined. The interest rate on outstanding borrowings under the Credit Agreement was 3.76% at July 27, 2019. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of July 27, 2019, the Company was in compliance with all the covenants in the Credit Agreement.

Other Debt

The Company’s subsidiary, Procoplast, has debt that consists of seventeen notes with maturities ranging from 2019 to 2031. The weighted-average interest rate was approximately 1.5% at July 27, 2019 and $2.8 million of the debt was classified as short-term.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Paid

The Company paid interest of $2.9 million and $0.4 million in the three months ended July 27, 2019 and July 28, 2018, respectively.

9.    Stock-based Compensation
The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”) and the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”). The Company’s stockholders approved the 2014 Plan in September 2014. The Company can no longer make grants under the 2010 Plan or 2007 Plan. The number of shares of common stock that may be issued under the 2014 Plan is 3,000,000, less one share for every one share of common stock issued or issuable pursuant to awards made after May 3, 2014 under the 2007 Plan or 2010 Plan.
Restricted Stock Awards
The RSAs granted under the 2014 Plan are performance-based awards that are scheduled to vest at the end of fiscal 2020 based on the achievement of an EBITDA hurdle. The number of shares ultimately earned could range from 0% to 150% of the target award based on the achievement of the EBITDA performance condition. The fair value of the RSAs granted was based on the closing stock price on the date of grant. All non-vested RSAs accrue dividend equivalents, which are subject to vesting and paid in cash upon release. Accrued dividends are forfeitable to the extent that the underlying awards do not vest.

Per ASC 718, "Compensation - Stock Compensation," compensation expense is recognized for these awards over the vesting period based on the projected probability (70% confidence) of achievement of the EBITDA hurdle in fiscal 2020. In each period, the stock-based compensation expense may be adjusted, as necessary, in response to any changes in the Company’s forecast with respect to achieving the fiscal 2020 EBITDA hurdle. In the three months ended July 28, 2018, the Company recognized stock-based compensation expense for these awards at the threshold level. The Company is currently recognizing stock-based compensation at target.

The following table summarizes the RSA activity under the 2014 Plan in the three months ended July 27, 2019:

	RSA Shares	Wtd. Avg. Grant Date Fair Value
Non-vested and Unissued at April 27, 2019	1,031,408	$34.09
Awarded	—	$—
Vested	(11,250)	$33.78
Forfeited	(5,670)	$33.78
Non-vested and Unissued at July 27, 2019	1,014,488	$34.10

The shares vested and forfeited in the three months ended July 27, 2019 relate to a deceased employee. Under the terms of the RSA award agreements, awards vest immediately at the target level upon the death of an employee.

Restricted Stock Units
RSUs granted under the 2014 Plan vest over a pre-determined period of time, generally between three to five years from the date of grant. The fair value of the RSUs are based on the closing stock price on the date of grant.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the RSU activity under the 2014 Plan in the three months ended July 27, 2019:

	RSU Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at April 27, 2019	187,844	$34.55
Awarded	—	$—
Vested	(4,500)	$33.78
Forfeited	—	$—
Non-vested at July 27, 2019	183,344	$34.57

The shares vested in the three months ended July 27, 2019 relate to a deceased employee. Under the terms of the RSU award agreements, awards vest immediately upon the death of an employee.

Director Awards
In the three months ended July 27, 2019 and July 28, 2018, the Company granted 30,000 shares and 24,000 shares, respectively, of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. The fair value was determined based on the closing price of the Company’s stock on the date of grant.

Stock Options

As of July 27, 2019, the Company has 72,000 stock options outstanding and exercisable under the 2010 Plan at a weighted average exercise price of $37.01 per share and 34,668 stock options outstanding and exercisable under the 2007 Plan at a weighted average exercise price of $33.20 per share. There were no awards, exercises or forfeitures of stock options in the three months ended July 27, 2019.

Stock-based Compensation Expense
All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income.

The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
(Dollars in Millions)	July 27, 2019	July 28, 2018
RSAs	$1.2	$1.1
RSUs	0.4	0.1
Director Awards	0.9	0.9
Total Stock-based Compensation Expense	$2.5	$2.1

10.    Income per Share
Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period.  Diluted income per share is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	July 27, 2019	July 28, 2018
Numerator:
Net Income (in millions)	$28.3	$23.7
Denominator:
Denominator for Basic Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Units	37,534,451	37,350,444
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	132,603	287,058
Denominator for Diluted Income per Share	37,667,054	37,637,502

Basic and Diluted Income per Share:
Basic Income per Share	$0.75	$0.63
Diluted Income per Share	$0.75	$0.63

In the three months ended July 27, 2019, options and RSUs of 109,418 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. All RSAs have been excluded in the computation of diluted net income per share in the three months ended July 27, 2019 as these awards contain performance conditions that would not have been achieved as of the three months ended July 27, 2019.
In the three months ended July 28, 2018, the Company had no options or RSUs that were excluded from the computation of diluted net income per shares. All RSAs have been excluded in the computation of diluted net income per share in the three months ended July 28, 2018, as these awards contain performance conditions that would not have been achieved as of the three months ended July 28, 2018.
11.    Segment Information
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Medical segment is made up of the Company's medical device business, Dabir Surfaces, its surface support technology aimed at pressure injury prevention. Methode has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

The tables below present information about the Company's reportable segments.

	Three Months Ended July 27, 2019
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$187.5	$71.6	$12.9	$0.3	$(2.1)	$270.2
Transfers between Segments	(1.3)	(0.8)	—	—	2.1	—
Net Sales to Unaffiliated Customers	$186.2	$70.8	$12.9	$0.3	$—	$270.2

Income (Loss) from Operations	$33.1	$16.5	$0.2	$(1.5)	$(9.7)	$38.6
Interest Expense, Net						2.9
Other Expense, Net						0.1
Income before Income Taxes						$35.6

	Three Months Ended July 28, 2018
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$177.5	$33.0	$15.7	$0.3	$(3.1)	$223.4
Transfers between Segments	(2.2)	(0.8)	(0.1)	—	3.1	—
Net Sales to Unaffiliated Customers	$175.3	$32.2	$15.6	$0.3	$—	$223.4

Income (Loss) from Operations	$32.9	$7.1	$0.8	$(2.1)	$(10.0)	$28.7
Interest Expense, Net						0.2
Other Expense, Net						0.3
Income before Income Taxes						$28.2

12.    Contingencies
Certain litigation arising in the normal course of business is pending against us.  The Company is, from time-to-time, subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters, environmental matters and intellectual property matters.  The Company considers insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims.  Although the outcome of potential legal actions and claims cannot be determined, it is the Company's opinion, based on the information available, that it has adequate reserves for these liabilities.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as the Company's distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. The Company became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, the Company terminated all of its agreements with the Fuchs companies. On June 20, 2014, the Company filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, the Company amended its complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. The matter has been set for trial in February 2020.
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

•	International trade disputes could result in tariffs, 'trade wars,' and other protectionist measures that could adversely affect the Company’s business, including its ability to mitigate tariff costs.

•	Our inability, or our customers' inability, to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.

•	We are subject to continuing pressure to lower our prices.

•	Our Dabir Surfaces medical device products are emerging technologies. Our ability to successfully market and sell these products will depend on acceptance by the medical community.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our results of operations and financial condition.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

•
Should a catastrophic event or other significant business interruption occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could adversely affect our business.

•	Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial statements.

•	Our inability to capitalize on prior or future acquisitions or any decision to strategically divest one or more current businesses may adversely affect our business.

•
Our ability to market our automotive and commercial vehicle products is subject to a lengthy sales cycle, which requires significant investment prior to significant sales revenues, and there is no assurance that our products will be implemented in any particular vehicle.

•	We are dependent on the availability and price of materials.

•	Our gross profit margins are subject to fluctuations due to many factors.

•	Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

•	Changes in our effective tax rate may harm our results of operations.

•	We may be unable to keep pace with rapid technological changes, which could adversely affect our business.

•	Our information technology (“IT”) systems could be breached.

•	Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

•	Our technology-based businesses and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales could decline.

•
If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our business, financial condition and operating results could be materially adversely affected.

•	We cannot guarantee that the recently acquired Grakon business will be successful or that we can implement and profit from any new applications of the acquired technology.

•
Our long-term incentive plan could require significant adjustments to compensation expense in our consolidated statements of income if management changes its determinations on the probability of meeting certain performance levels. The adjustments could be material to the financial statements.

•	We have incurred a significant amount of indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

•
Regulations related to the use of conflict-free minerals may increase our costs and expenses, and an inability to certify that our products are conflict-free may adversely affect customer relationships.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements.  These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made.  We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 27, 2019 for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.
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

Results of Operations
Three Months Ended July 27, 2019 vs. Three Months Ended July 28, 2018
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 27, 2019	July 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$270.2	$223.4	$46.8	20.9%

Cost of Products Sold	194.4	163.3	31.1	19.0%

Gross Profit	75.8	60.1	15.7	26.1%

Selling and Administrative Expenses	32.4	29.5	2.9	9.8%
Amortization of Intangibles	4.8	1.9	2.9	152.6%
Interest Expense, Net	2.9	0.2	2.7	1,350.0%
Other Expense, Net	0.1	0.3	(0.2)	(66.7)%
Income Tax Expense	7.3	4.5	2.8	62.2%
Net Income	$28.3	$23.7	$4.6	19.4%

Percent of sales:	July 27, 2019	July 28, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	71.9%	73.1%
Gross Profit	28.1%	26.9%
Selling and Administrative Expenses	12.0%	13.2%
Amortization of Intangibles	1.8%	0.9%
Interest Expense, Net	1.1%	0.1%
Other Expense, Net	—%	0.1%
Income Tax Expense	2.7%	2.0%
Net Income	10.5%	10.6%
Net Sales.  Consolidated net sales increased $46.8 million, or 20.9%, to $270.2 million in the three months ended July 27, 2019, compared to $223.4 million in the three months ended July 28, 2018.  The acquisition of Grakon accounted for

$54.3 million of the increase, while the impact of foreign currency translation decreased net sales by $4.3 million. The weaker euro and Chinese renminbi impacted foreign currency translation. Excluding Grakon and foreign currency translation, net sales decreased by $3.2 million, primarily due to lower radio remote control product sales volumes in the Industrial segment and lower appliance and data solution product sales volumes in the Interface segment.
Cost of Products Sold.  Consolidated cost of products sold increased $31.1 million, or 19.0%, to $194.4 million (71.9% of sales) in the three months ended July 27, 2019, compared to $163.3 million (73.1% of sales) in the three months ended July 28, 2018.  The acquisition of Grakon accounted for $34.7 million of the increase, while the impact of foreign currency translation decreased cost of products sold by $2.7 million. Foreign currency translation was also negatively impacted from the stronger Mexican peso. Excluding Grakon and foreign currency translation, cost of products sold decreased by $0.9 million primarily due to the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019, lower radio remote control product sales volumes in the Industrial segment and lower appliance and data solution product sales volumes in the Interface segment.

Gross Profit.  Gross profit increased $15.7 million, or 26.1%, to $75.8 million (28.1% of sales) in the three months ended July 27, 2019, compared to $60.1 million (26.9% of sales) in the three months ended July 28, 2018. The acquisition of Grakon accounted for $19.6 million of the increase (inclusive of net tariff expense of $0.3 million), while foreign currency translation decreased gross profit by $1.6 million. Excluding Grakon and foreign currency translation, gross profit decreased by $2.3 million, primarily due to lower radio remote control product sales volumes in the Industrial segment and lower appliance and data solution product sales volumes in the Interface segment, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019.
Selling and Administrative Expenses.  Selling and administrative expenses increased $2.9 million, or 9.8%, to $32.4 million (12.0% of sales) in the three months ended July 27, 2019, compared to $29.5 million (13.2% of sales) in the three months ended July 28, 2018.  The acquisition of Grakon accounted for $4.8 million of the increase, while the impact of foreign currency translation decreased selling and administrative expenses by $0.4 million. In addition, the three months ended July 28, 2018 included $0.7 million of costs related to initiatives to reduce overall costs and improve operational profitability. Excluding Grakon, foreign currency translation and costs related to initiatives to reduce overall costs and improve operational profitability, selling and administrative expenses decreased by $0.8 million. The decrease was primarily due to the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019 and lower acquisition-related costs of $0.6 million, partially offset by a $0.4 million increase in stock-based compensation expense.
Amortization of Intangibles.  Amortization of intangibles increased $2.9 million, or 152.6%, to $4.8 million in the three months ended July 27, 2019, compared to $1.9 million in the three months ended July 28, 2018. The increase was due to amortization expense related to the Grakon acquisition, partially offset by lower amortization expense in the Interface segment.
Interest Expense, Net.  Interest expense, net was $2.9 million in the three months ended July 27, 2019, compared to $0.2 million in the three months ended July 28, 2018. The increase was due to borrowings made in the second quarter of fiscal 2019 to fund the acquisition of Grakon.
Other Expense, Net. Other expense, net decreased $0.2 million to $0.1 million in the three months ended July 27, 2019, compared to $0.3 million in the three months ended July 28, 2018. Net foreign exchange losses were $0.2 million in the three months ended July 27, 2019, compared to a foreign exchange gain of $0.2 million in the three months ended July 28, 2018.
Income Tax Expense.  Income tax expense increased $2.8 million, or 62.2%, to $7.3 million in the three months ended July 27, 2019, compared to $4.5 million in the three months ended July 28, 2018.  Our effective tax rate increased to 20.5% in the three months ended July 27, 2019, compared to 16.0% in the three months ended July 28, 2018. The change in the effective tax rate was primarily due to discrete tax items recorded during the period and the level and mix of earnings among tax jurisdictions.
Net Income.  Net income increased $4.6 million, or 19.4%, to $28.3 million in the three months ended July 27, 2019, compared to $23.7 million in the three months ended July 28, 2018. The acquisition of Grakon accounted for $8.9 million of the increase, while the impact of foreign currency translation decreased net income by $1.0 million. Excluding Grakon and foreign currency translation, net income decreased by $3.3 million primarily due to lower gross profit, higher interest expense and higher tax expense, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	July 27, 2019	July 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$186.2	$175.3	$10.9	6.2%
Gross Profit	$47.4	$47.0	$0.4	0.9%
Income from Operations	$33.1	$32.9	$0.2	0.6%

Percent of sales:	July 27, 2019	July 28, 2018
Net Sales	100.0%	100.0%
Gross Profit	25.5%	26.8%
Income from Operations	17.8%	18.8%
Net Sales.  Automotive segment net sales increased $10.9 million, or 6.2%, to $186.2 million in the three months ended July 27, 2019, compared to $175.3 million in the three months ended July 28, 2018.  Net sales in North America increased $17.8 million, or 17.1%, to $121.6 million in the three months ended July 27, 2019, compared to $103.8 million in the three months ended July 28, 2018. North American sales included $13.8 million from Grakon, which was acquired in the second quarter of fiscal 2019. Other North American sales increased from our human machine interface assembly products due to recent program launches. Sales also increased from our integrated center stack products primarily due to higher sales volumes, partially offset by pricing reductions. Sales from our transmission lead-frame assemblies decreased due to lower sales volumes. Net sales in Europe decreased $2.5 million, or 4.9%, to $49.0 million in the three months ended July 27, 2019, compared to $51.5 million in the three months ended July 28, 2018. The impact of the weaker euro decreased net sales in Europe by $2.2 million. The decrease in European sales was also due to lower sales volumes of hidden switches, partially offset by higher sales volumes of sensor products. Net sales in Asia decreased $4.4 million, or 22.0%, to $15.6 million in the three months ended July 27, 2019, compared to $20.0 million in the three months ended July 28, 2018, primarily due to lower sales volumes of our sensor products and a combination of pricing reductions and lower sales volumes of our transmission lead-frame assemblies. The weaker Chinese renminbi decreased net sales in Asia by $0.9 million.
Gross Profit.  Automotive segment gross profit increased $0.4 million, or 0.9%, to $47.4 million in the three months ended July 27, 2019, compared to $47.0 million in the three months ended July 28, 2018.  The Automotive segment gross profit margin decreased to 25.5% in the three months ended July 27, 2019, compared to 26.8% in the three months ended July 28, 2018.  Gross profit margin decreased primarily due to decreases in sales volumes in both Asia and Europe, which generally operate at higher gross profit margins than our North American businesses. The gross profit margin was also impacted from pricing reductions on certain products, the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019 and the strengthening of the Mexican peso as compared to the U.S. dollar during the period.
Income from Operations.  Automotive segment income from operations increased $0.2 million, or 0.6%, to $33.1 million in the three months ended July 27, 2019, compared to $32.9 million in the three months ended July 28, 2018. The increase was primarily due to the acquisition of Grakon and the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019, offset by the impact of foreign currency translation due to the strengthening U.S. dollar compared to the euro and Chinese renminbi during the period.

Industrial Segment Results
Below is a table summarizing results in the three months ended:

(Dollars in Millions)	July 27, 2019	July 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$70.8	$32.2	$38.6	119.9%
Gross Profit	$26.5	$10.4	$16.1	154.8%
Income from Operations	$16.5	$7.1	$9.4	132.4%

Percent of sales:	July 27, 2019	July 28, 2018
Net Sales	100.0%	100.0%
Gross Profit	37.4%	32.3%
Income from Operations	23.3%	22.0%
Net Sales.  Industrial segment net sales increased $38.6 million, or 119.9%, to $70.8 million in the three months ended July 27, 2019, compared to $32.2 million in the three months ended July 28, 2018.  The acquisition of Grakon accounted for $40.5 million of the increase, while the impact of foreign currency translation decreased net sales by $1.3 million. Excluding the acquisition of Grakon and foreign currency translation, net sales decreased by $0.6 million primarily due to lower sales volumes of radio remote control and bypass switch products.
Gross Profit.  Industrial segment gross profit increased $16.1 million, or 154.8%, to $26.5 million in the three months ended July 27, 2019, compared to $10.4 million in the three months ended July 28, 2018. Gross profit margins increased to 37.4% in the three months ended July 27, 2019, compared to 32.3% in the three months ended July 28, 2018. Gross profit margins increased primarily due to a favorable sales mix relating to our Grakon business, partially offset by lower sales of our radio remote control products. In addition, gross profit in the three months ended July 27, 2019 was impacted by net tariff expense on imported Chinese goods of $0.3 million.
Income from Operations.  Industrial segment income from operations increased $9.4 million, or 132.4%, to $16.5 million in the three months ended July 27, 2019, compared to $7.1 million in the three months ended July 28, 2018. The increase was primarily due to income from operations from Grakon, partially offset by lower sales of our radio remote control products and the impact of foreign currency translation.
Interface Segment Results
Below is a table summarizing results in the three months ended:

(Dollars in Millions)	July 27, 2019	July 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$12.9	$15.6	$(2.7)	(17.3)%
Gross Profit	$1.5	$2.9	$(1.4)	(48.3)%
Income from Operations	$0.2	$0.8	$(0.6)	(75.0)%

Percent of sales:	July 27, 2019	July 28, 2018
Net Sales	100.0%	100.0%
Gross Profit	11.6%	18.6%
Income from Operations	1.6%	5.1%
Net Sales.  Interface segment net sales decreased $2.7 million, or 17.3%, to $12.9 million in the three months ended July 27, 2019, compared to $15.6 million in the three months ended July 28, 2018.  The decrease was primarily due to lower appliance product sales and reduced sales volumes of legacy data solution products.
Gross Profit.  Interface segment gross profit decreased $1.4 million, or 48.3%, to $1.5 million in the three months ended July 27, 2019, compared to $2.9 million in the three months ended July 28, 2018.  Gross profit margin decreased to 11.6% in the three months ended July 27, 2019, compared to 18.6% in the three months ended July 28, 2018. The decrease primarily relates to lower sales volumes of our appliance products, lower sales volumes and unfavorable sales mix of our data solutions products, and the strengthening of the Mexican peso as compared to the U.S. dollar during the period.
Income from Operations.  Interface segment income from operations decreased $0.6 million, or 75.0%, to $0.2 million in the three months ended July 27, 2019, compared to $0.8 million in the three months ended July 28, 2018. The decrease was due to lower gross profit, offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019.
Medical Segment Results
Below is a table summarizing results in the three months ended:

(Dollars in Millions)	July 27, 2019	July 28, 2018	Net Change ($)	Net Change (%)
Net Sales	$0.3	$0.3	$—	—%
Gross Profit	$(0.4)	$(0.7)	$0.3	42.9%
Loss from Operations	$(1.5)	$(2.1)	$0.6	28.6%
Net Sales.  The Medical segment had $0.3 million of net sales in both the three months ended July 27, 2019 and July 28, 2018.
Gross Profit.  Medical segment gross profit was a loss of $0.4 million in the three months ended July 27, 2019, compared to a loss of $0.7 million in the three months ended July 28, 2018. The improvement primarily relates to lower engineering costs and wages incurred during the period.
Loss from Operations.  Medical segment loss from operations decreased $0.6 million to $1.5 million in the three months ended July 27, 2019, compared to $2.1 million in the three months ended July 28, 2018.  The decrease was due to an improvement in gross profit and lower selling and administrative expense. Selling and administrative expenses were reduced by lower professional fees, the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019, as well as the costs incurred in the three months ended July 28, 2018 relating to initiatives to reduce overall costs and improve operational profitability.
Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $73.8 million of cash and cash equivalents as of July 27, 2019, $68.8 million was held in subsidiaries outside the U.S. and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating material additional income tax expense.
Cash flow is summarized below:

	Three Months Ended
(Dollars in Millions)	July 27, 2019	July 28, 2018
Operating activities:
Net Income	$28.3	$23.7
Non-cash Items	14.2	9.7
Changes in Operating Assets and Liabilities	(23.4)	(13.4)
Net Cash Provided by Operating Activities	19.1	20.0
Net Cash Used in Investing Activities	(13.2)	(18.2)
Net Cash Used in Financing Activities	(14.4)	(9.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	(10.0)
Net Decrease in Cash and Cash Equivalents	(9.4)	(17.6)
Cash and Cash Equivalents at Beginning of the Year	83.2	246.1
Cash and Cash Equivalents at End of the Period	$73.8	$228.5

Operating Activities
Net cash provided by operating activities decreased $0.9 million to $19.1 million in the three months ended July 27, 2019, compared to $20.0 million in the three months ended July 28, 2018. The decrease was due to lower cash generated from changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The $23.4 million of cash outflows for operating assets and liabilities was primarily due to higher accounts receivable, higher inventory and lower accounts payable and other liabilities.
Investing Activities
Net cash used in investing activities was $13.2 million in the three months ended July 27, 2019, compared to $18.2 million in the three months ended July 28, 2018. The activity relates to purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities increased $5.0 million to $14.4 million in the three months ended July 27, 2019, compared to $9.4 million in the three months ended July 28, 2018.  In the three months ended July 27, 2019, we had net repayments on our borrowings of $9.7 million, compared to net repayments on our borrowings of $3.6 million in the three months ended July 28, 2018. We paid dividends of $4.1 million in both periods.
Credit Agreement
On September 12, 2018, we entered into a senior unsecured credit agreement that provided a $200.0 million revolving credit facility and a $250.0 million term loan. As of July 27, 2019, $269.6 million in principal was outstanding under the credit agreement.  The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the credit agreement as of July 27, 2019.
Recent Accounting Pronouncements
See Note 1, "Description of Business and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in Item 1.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under SEC rules.
Legal Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. This matter has been set for trial in February 2020.
In the three months ended July 27, 2019 and July 28, 2018, we incurred Hetronic-related legal fees of $0.8 million and $0.9 million, respectively. These amounts are included in the selling and administrative expenses in the Interface segment.
Item 3.  Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risks from foreign currency exchange, interest rates, and commodity prices, which could affect our operating results, financial position and cash flows. We do not use any derivative financial instruments to manage these risks.

Foreign Currency Risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi. A hypothetical 10% adverse change in foreign currency exchange rates could have impacted our income before income taxes by $2.1 million in the three months ended July 27, 2019. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive loss within shareholders’ equity on the condensed consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of July 27, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $15.2 million and as of April 27, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $13.6 million.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $269.6 million of net borrowings as of July 27, 2019, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our credit agreement would result in increased annual interest expense of $2.7 million.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 27, 2019.
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

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(principal financial officer)

Dated:	August 29, 2019