Form 10-Q
period 2019-10-26
METHODE ELECTRONICS INC
filed 2019-12-05
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 26, 2019
or
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
At December 3, 2019, the registrant had 37,091,487 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
October 26, 2019

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net Sales	$257.2	$264.0	$527.4	$487.4

Cost of Products Sold	188.6	193.2	383.0	356.5

Gross Profit	68.6	70.8	144.4	130.9

Selling and Administrative Expenses	33.2	48.0	65.6	77.5
Amortization of Intangibles	4.7	3.7	9.5	5.6

Income from Operations	30.7	19.1	69.3	47.8

Interest Expense, Net	2.7	1.6	5.6	1.8
Other (Income) Expense, Net	(1.0)	(0.1)	(0.9)	0.2

Income before Income Taxes	29.0	17.6	64.6	45.8

Income Tax Expense	5.2	3.0	12.5	7.5

Net Income	$23.8	$14.6	$52.1	$38.3

Basic and Diluted Income per Share:
Basic	$0.63	$0.39	$1.39	$1.02
Diluted	$0.63	$0.39	$1.38	$1.02

Cash Dividends per Share	$0.11	$0.11	$0.22	$0.22
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net Income	$23.8	$14.6	$52.1	$38.3

Foreign Currency Translation Adjustments	(2.8)	(7.7)	(4.4)	(25.6)
Total Comprehensive Income	$21.0	$6.9	$47.7	$12.7
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per-share data)

	October 26, 2019	April 27, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$95.6	$83.2
Accounts Receivable, Net	205.3	219.3
Inventories	133.8	116.7
Income Tax Receivable	12.0	14.3
Prepaid Expenses and Other Current Assets	18.7	20.0
TOTAL CURRENT ASSETS	465.4	453.5
LONG-TERM ASSETS
Property, Plant and Equipment, Net	198.1	191.9
Goodwill	233.6	233.3
Other Intangible Assets, Net	255.8	264.9
Operating Lease Assets, Net	28.6	—
Deferred Tax Assets	34.1	34.3
Pre-production Costs	39.0	32.8
Other Long-term Assets	28.1	21.0
TOTAL LONG-TERM ASSETS	817.3	778.2
TOTAL ASSETS	$1,282.7	$1,231.7

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$97.1	$91.9
Accrued Employee Liabilities	22.5	20.1
Other Accrued Expenses	27.8	33.9
Short-term Operating Lease Liability	6.5	—
Short-term Debt	15.2	15.7
Income Tax Payable	15.2	19.3
TOTAL CURRENT LIABILITIES	184.3	180.9
LONG-TERM LIABILITIES
Long-term Debt	259.9	276.9
Long-term Operating Lease Liability	22.8	—
Long-term Income Tax Payable	29.3	33.0
Other Long-term Liabilities	17.0	14.8
Deferred Tax Liabilities	36.8	36.4
TOTAL LONG-TERM LIABILITIES	365.8	361.1
TOTAL LIABILITIES	550.1	542.0
SHAREHOLDERS' EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,438,111 shares and 38,333,576 shares issued as of October 26, 2019 and April 27, 2019, respectively	19.2	19.2
Additional Paid-in Capital	154.4	150.4
Accumulated Other Comprehensive Loss	(18.0)	(13.6)
Treasury Stock, 1,346,624 shares as of October 26, 2019 and April 27, 2019	(11.5)	(11.5)
Retained Earnings	588.5	545.2
TOTAL SHAREHOLDERS' EQUITY	732.6	689.7
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,282.7	$1,231.7
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share data)

Three Months Ended October 26, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of July 27, 2019	38,438,111	$19.2	$152.9	$(15.2)	$(11.5)	$568.9	$714.3
Stock-based Compensation Expense	—	—	1.5	—	—	—	1.5
Foreign Currency Translation Adjustments	—	—	—	(2.8)	—	—	(2.8)
Net Income	—	—	—	—	—	23.8	23.8
Dividends on Common Stock	—	—	—	—	—	(4.2)	(4.2)
Balance as of October 26, 2019	38,438,111	$19.2	$154.4	$(18.0)	$(11.5)	$588.5	$732.6

Three Months Ended October 27, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of July 28, 2018	38,333,576	$19.2	$138.5	$(4.0)	$(11.5)	$490.0	$632.2
Stock-based Compensation Expense	—	—	8.8	—	—	—	8.8
Foreign Currency Translation Adjustments	—	—	—	(7.7)	—	—	(7.7)
Net Income	—	—	—	—	—	14.6	14.6
Dividends on Common Stock	—	—	—	—	—	(4.6)	(4.6)
Balance as of October 27, 2018	38,333,576	$19.2	$147.3	$(11.7)	$(11.5)	$500.0	$643.3

Six Months Ended October 26, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7
Earned Portion of Restricted Stock, Net of Tax Withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based Compensation Expense	—	—	4.0	—	—	—	4.0
Foreign Currency Translation Adjustments	—	—	—	(4.4)	—	—	(4.4)
Net Income	—	—	—	—	—	52.1	52.1
Dividends on Common Stock	—	—	—	—	—	(8.4)	(8.4)
Balance as of October 26, 2019	38,438,111	$19.2	$154.4	$(18.0)	$(11.5)	$588.5	$732.6

Six Months Ended October 27, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 28, 2018	38,198,353	$19.1	$136.5	$13.9	$(11.5)	$472.0	$630.0
Earned Portion of Restricted Stock, Net of Tax Withholding	135,223	0.1	(0.1)	—	—	(1.7)	(1.7)
Stock-based Compensation Expense	—	—	10.9	—	—	—	10.9
Adoption of ASU 2014-09	—	—	—	—	—	0.1	0.1
Foreign Currency Translation Adjustments	—	—	—	(25.6)	—	—	(25.6)
Net Income	—	—	—	—	—	38.3	38.3
Dividends on Common Stock	—	—	—	—	—	(8.7)	(8.7)
Balance as of October 27, 2018	38,333,576	$19.2	$147.3	$(11.7)	$(11.5)	$500.0	$643.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	October 26, 2019	October 27, 2018
OPERATING ACTIVITIES
Net Income	$52.1	$38.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Cash Surrender Value of Life Insurance	(0.3)	—
Amortization of Debt Issuance Costs	0.3	0.2
Gain on Sale of Fixed Assets	—	(0.7)
Gain on Sale of Business	(0.5)	—
Depreciation	14.2	12.8
Amortization of Intangible Assets	9.5	5.6
Stock-based Compensation Expense	4.0	10.9
Provision for Bad Debt	—	0.1
Change in Deferred Income Taxes	0.4	(0.4)
Changes in Operating Assets and Liabilities:
Accounts Receivable	10.7	(8.2)
Inventories	(18.1)	(5.2)
Prepaid Expenses and Other Assets	(10.2)	(13.2)
Accounts Payable and Other Liabilities	5.7	(4.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	67.8	36.2

INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(26.8)	(28.6)
Acquisitions of Businesses, Net of Cash Acquired	—	(421.6)
Sale of Business/Investment/Property	0.6	0.7
NET CASH USED IN INVESTING ACTIVITIES	(26.2)	(449.5)

FINANCING ACTIVITIES
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.4)	(1.7)
Repayments of Finance Leases	(0.3)	—
Cash Dividends	(8.2)	(8.6)
Proceeds from Borrowings	26.4	348.0
Repayments of Borrowings	(44.2)	(46.6)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(26.7)	291.1
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(2.5)	(13.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12.4	(135.2)
Cash and Cash Equivalents at Beginning of the Year	83.2	246.1
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$95.6	$110.9

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest	$5.6	$1.6
Income Taxes, Net of Refunds	$10.9	$14.9
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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended April 27, 2019, filed with the SEC on June 20, 2019. Results may vary from quarter-to-quarter for reasons other than seasonality.

Financial Reporting Periods
The Company maintains its financial records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to April 30. The three months ended October 26, 2019 and October 27, 2018 were both 13-week periods, and the six months ended October 26, 2019 and October 27, 2018 were both 26-week periods.
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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Form 10-K for the year ended April 27, 2019. There have been no material changes to the significant accounting policies in the six months ended October 26, 2019 other than those noted below.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure
Framework – Changes to the Disclosure Requirements for Fair Value Measurement." The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the provisions of the updated guidance and assessing the impact on its consolidated financial statements.

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

Unbilled Receivables (Contract Assets) - Unbilled receivables were $0.9 million as of October 26, 2019 and $0.8 million as of April 27, 2019. In the six months ended October 26, 2019, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of October 26, 2019.

Deferred Revenue (Contract Liabilities) - Deferred revenue was $0.3 million as of both October 26, 2019 and April 27, 2019. No previously deferred revenue was recorded into revenue in the six months ended October 26, 2019.

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

	Three Months Ended October 26, 2019
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$84.2	$40.6	$11.8	$0.3	$136.9
Malta	27.2	7.6	0.1	—	34.9
Canada	22.6	5.3	—	—	27.9
China	20.7	7.0	—	—	27.7
Other	25.4	4.4	—	—	29.8
Total Net Sales	$180.1	$64.9	$11.9	$0.3	$257.2

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$168.7	$64.9	$11.9	$0.3	$245.8
Goods Transferred Over Time	11.4	—	—	—	11.4
Total Net Sales	$180.1	$64.9	$11.9	$0.3	$257.2

	Three Months Ended October 27, 2018
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$96.7	$24.9	$14.4	$0.3	$136.3
Malta	29.6	7.4	—	—	37.0
China	22.5	9.1	0.1	—	31.7
Canada	24.3	2.5	—	—	26.8
Other	28.5	3.5	0.2	—	32.2
Total Net Sales	$201.6	$47.4	$14.7	$0.3	$264.0

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$193.6	$47.4	$14.7	$0.3	$256.0
Goods Transferred Over Time	8.0	—	—	—	8.0
Total Net Sales	$201.6	$47.4	$14.7	$0.3	$264.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended October 26, 2019
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$184.2	$83.1	$24.3	$0.6	$292.2
Malta	54.7	15.1	0.2	—	70.0
Canada	44.1	11.7	—	—	55.8
China	36.3	16.5	—	—	52.8
Other	47.0	9.3	0.3	—	56.6
Total Net Sales	$366.3	$135.7	$24.8	$0.6	$527.4

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$347.7	$135.7	$24.8	$0.6	$508.8
Goods Transferred Over Time	18.6	—	—	—	18.6
Total Net Sales	$366.3	$135.7	$24.8	$0.6	$527.4

	Six Months Ended October 27, 2018
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$174.0	$37.0	$29.4	$0.6	$241.0
Malta	60.1	15.7	0.1	—	75.9
China	42.5	17.9	0.1	—	60.5
Canada	45.1	2.5	—	—	47.6
Other	55.2	6.5	0.7	—	62.4
Total Net Sales	$376.9	$79.6	$30.3	$0.6	$487.4

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$359.1	$79.6	$30.3	$0.6	$469.6
Goods Transferred Over Time	17.8	—	—	—	17.8
Total Net Sales	$376.9	$79.6	$30.3	$0.6	$487.4

3.    Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of October 26, 2019, the Company's leases have remaining lease terms up to 11.8 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of October 26, 2019, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the condensed consolidated balance sheets, assets under finance leases of $0.8 million are included in property, plant and equipment, net on the condensed consolidated balance sheets as of October 26, 2019. The finance lease obligation is split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the condensed consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the three and six months ended October 26, 2019.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of lease expense were as follows:

(Dollars in Millions)	Three Months Ended October 26, 2019	Six Months Ended October 26, 2019
Lease Cost:
Operating Lease Cost	$2.3	$4.8
Variable Lease Cost	0.2	0.4
Total Lease Cost	$2.5	$5.2

Supplemental cash flow and other information related to operating leases was as follows:

(Dollars in Millions)	Six Months Ended October 26, 2019
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligations	$4.3

Non-cash Activity:
Right-of-use Assets Obtained in Exchange for Lease Obligations	$5.1

Weighted-average Remaining Lease Term	5.8 years
Weighted-average Discount Rate	4.67%

Maturities of operating lease liabilities as of October 26, 2019, are shown below:

(Dollars in Millions)	Operating Leases
Fiscal Year:
Remainder of 2020	$4.2
2021	6.4
2022	5.9
2023	5.2
2024	4.0
Thereafter	8.0
Total Lease Payments	33.7
Less: Imputed Interest	(4.4)
Present Value of Lease Liabilities	$29.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disclosures related to periods prior to the adoption of ASC 842

Total rent expense was $1.5 million and $3.1 million in the three and six months ended October 27, 2018, respectively. Future minimum lease payments for assets under operating leases as of April 27, 2019 were as follows:

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

During the second quarter of fiscal 2020, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. Based on the final allocation, goodwill decreased $0.2 million from the preliminary amount reported in the Company's consolidated financial statements as of April 27, 2019. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Cash	$6.9
Accounts Receivable	36.1
Inventory	30.8
Prepaid Expenses and Other Current Assets	1.6
Other Intangible Assets	221.9
Goodwill	175.1
Pre-production Costs	1.5
Property, Plant and Equipment	16.2
Accounts Payable	(19.4)
Accrued Employee Liabilities	(4.4)
Other Accrued Expenses	(7.6)
Income Tax Payable	(0.3)
Deferred Income Tax Liability	(29.4)
Total Purchase Price	$429.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents details of the intangible assets acquired:

(Dollars in Millions)	Fair Value at Date of Acquisition	Amortization Period
Customer Relationships and Agreements - Significant Customer	$57.0	19.5 years
Customer Relationships and Agreements - All Other Customers	125.0	19.5 years
Technology Licenses	17.7	11.7 years
Trade Names	22.2	8.5 years
Total	$221.9

Acquisition-related costs of $10.9 million and $11.5 million were incurred in relation to the acquisition of Grakon in the three and six months ended October 27, 2018, respectively. Acquisition-related costs for the three months ended October 27, 2018 included $8.3 million of costs which have been reported in selling and administrative expenses and $2.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income. Acquisition-related costs for the six months ended October 27, 2018 included $8.9 million of costs which have been reported in selling and administrative expenses and $2.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

The following table presents unaudited supplemental pro forma results for the three and six months ended October 27, 2018 as if the Grakon acquisition had occurred as of the beginning of fiscal 2018. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, interest expense adjustments due to an increased debt level, adjustments for certain acquisition-related charges and related tax effects.

	(Unaudited)
(Dollars in Millions)	Three Months Ended October 27, 2018	Six Months Ended October 27, 2018
Net Sales	$285.5	$556.2
Net Income	$26.1	$55.8

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

	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Income before Income Taxes	$29.0	$17.6	$64.6	$45.8
Income Tax Expense	$5.2	$3.0	$12.5	$7.5
Effective Tax Rate	17.9%	17.0%	19.3%	16.4%

The income tax provision in both the three and six months ended October 26, 2019 was lower than the U.S. statutory tax rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates. The income tax provision in both the three and six months ended October 27, 2018 was lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates and the deduction for stock-based compensation.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's unrecognized income tax benefits were $5.2 million and $3.1 million as of October 26, 2019 and April 27, 2019, respectively. If any portion of the Company's unrecognized tax benefits is recognized, it could impact the Company's effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

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

(Dollars in Millions)	October 26, 2019	April 27, 2019
Raw Materials	$80.4	$67.1
Work in Process	11.8	9.4
Finished Products	41.6	40.2
Total Inventories	$133.8	$116.7

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(Dollars in Millions)	October 26, 2019	April 27, 2019
Land	$3.4	$3.7
Buildings and Building Improvements	83.9	81.2
Machinery and Equipment	404.2	390.7
Total Property, Plant and Equipment, Gross	491.5	475.6
Less: Accumulated Depreciation	293.4	283.7
Property, Plant and Equipment, Net	$198.1	$191.9

Depreciation expense was $7.2 million and $6.3 million in the three months ended October 26, 2019 and October 27, 2018, respectively. Depreciation expense was $14.2 million and $12.8 million in the six months ended October 26, 2019 and October 27, 2018, respectively. As of October 26, 2019 and April 27, 2019, capital expenditures recorded in accounts payable totaled $1.5 million and $6.4 million, respectively.

Pre-Production Tooling Costs Related to Long-term Supply Arrangements
The Company incurs pre-production tooling costs related to certain products produced for its customers under long-term supply arrangements. As of October 26, 2019 and April 27, 2019, the Company had $39.0 million and $32.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of October 26, 2019 and April 27, 2019, the Company had $16.3 million and $15.0 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.    Goodwill and Intangible Assets
Goodwill
The following table shows goodwill by segment:

(Dollars in Millions)	October 26, 2019	April 27, 2019
Automotive	$106.3	$106.3
Industrial	127.3	127.0
Total	$233.6	$233.3

Intangible Assets
The following tables present details of the Company's identifiable intangible assets:

	October 26, 2019
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.8	$34.3	$210.5	17.0
Trade Names, Patents and Technology Licenses	75.6	32.1	43.5	7.9
Total Definite-lived Intangible Assets	320.4	66.4	254.0
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$322.2	$66.4	$255.8

	April 27, 2019
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.5	$27.7	$216.8	17.4
Trade Names, Patents and Technology Licenses	75.5	29.2	46.3	8.4
Total Definite-lived Intangible Assets	320.0	56.9	263.1
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$321.8	$56.9	$264.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
Remainder of 2020	$9.6
2021	19.0
2022	19.0
2023	19.0
2024	18.6
Thereafter	168.8
Total	$254.0

8.     Debt

The following table summarizes components of the Company's debt:

(Dollars in Millions)	October 26, 2019	April 27, 2019
Revolving Credit Facility	$24.6	$35.0
Term Loan	237.5	243.7
Other Debt	15.6	16.8
Unamortized Debt Issuance Costs	(2.6)	(2.9)
Total Debt	275.1	292.6
Less: Current Maturities	(15.2)	(15.7)
Total Long-term Debt	$259.9	$276.9

Revolving Credit Facility/Term Loan

On September 12, 2018, the Company entered into a five-year Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A. The Credit Agreement amends and restates the credit agreement, dated November 18, 2016, among the Company, Bank of America, N.A. and Wells Fargo Bank, N.A. The Credit Agreement consists of a senior unsecured revolving credit facility (“Revolving Credit Facility”) of $200.0 million and a senior unsecured term loan (“Term Loan”) of $250.0 million. In addition, the Company has an option to increase the size of the Revolving Credit Facility and Term Loan by up to an additional $200.0 million, subject to customary conditions and approval of the lenders providing new commitments. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original Term Loan ($3.1 million) through maturity, with the remaining balance due on September 12, 2023.

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined. The interest rate on outstanding borrowings under the Credit Agreement was 3.32% at October 26, 2019. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of October 26, 2019, the Company was in compliance with all the covenants in the Credit Agreement.

Other Debt

The Company’s subsidiary, Procoplast, has debt that consists of 17 notes with maturities ranging from 2020 to 2031. The weighted-average interest rate was approximately 1.52% at October 26, 2019 and $2.7 million of the debt was classified as short-term.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.    Stock-based Compensation
The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”) and the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”). The Company’s stockholders approved the 2014 Plan in September 2014. The Company can no longer make grants under the 2010 Plan or 2007 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000, less one share for every one share of common stock issued or issuable pursuant to awards made after May 3, 2014 under the 2007 Plan or 2010 Plan.

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

Per ASC 718, "Compensation - Stock Compensation," compensation expense is recognized for these awards over the vesting period based on the projected probability (70% confidence) of achievement of the EBITDA hurdle in fiscal 2020. In each period, the stock-based compensation expense may be adjusted, as necessary, in response to any changes in the Company’s forecast with respect to achieving the fiscal 2020 EBITDA hurdle. Prior to the second quarter of fiscal 2019, the Company was recognizing stock-based compensation at threshold. During the second quarter of fiscal 2019, the Company determined that the target hurdle would be achieved based on the recent acquisition of Grakon and adjusted its stock-based compensation expense for these awards. The result was an additional expense of $7.4 million. The Company is currently recognizing stock-based compensation at target.

The following table summarizes the RSA activity under the 2014 Plan in the six months ended October 26, 2019:

	RSA Shares	Wtd. Avg. Grant Date Fair Value
Non-vested and Unissued at April 27, 2019	1,031,408	$34.09
Awarded	—	$—
Vested	(11,250)	$33.78
Forfeited	(5,670)	$33.78
Non-vested and Unissued at October 26, 2019	1,014,488	$34.10

The shares vested and forfeited in the six months ended October 26, 2019 relate to a deceased employee. Under the terms of the RSA award agreements, awards vest immediately at the target level upon the death of an employee.

Restricted Stock Units
RSUs granted under the 2014 Plan vest over a pre-determined period of time, generally between three to five years from the date of grant. The fair value of the RSUs are based on the closing stock price on the date of grant.

The following table summarizes the RSU activity under the 2014 Plan in the six months ended October 26, 2019:

	RSU Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at April 27, 2019	187,844	$34.55
Awarded	—	$—
Vested	(4,500)	$33.78
Forfeited	—	$—
Non-vested at October 26, 2019	183,344	$34.57

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The shares vested in the six months ended October 26, 2019 relate to a deceased employee. Under the terms of the RSU award agreements, awards vest immediately upon the death of an employee.

Director Awards
In the six months ended October 26, 2019 and October 27, 2018, the Company granted 30,000 shares and 24,000 shares, respectively of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. The fair value was determined based on the closing price of the Company’s stock on the date of grant.

Stock Options

As of October 26, 2019, the Company has 72,000 stock options outstanding and exercisable under the 2010 Plan at a weighted average exercise price of $37.01 per share and 34,668 stock options outstanding and exercisable under the 2007 Plan at a weighted average exercise price of $33.20 per share. There were no awards, exercises or forfeitures of stock options in the six months ended October 26, 2019.

Stock-based Compensation Expense
All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income.

The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
RSAs	$1.1	$8.0	$2.3	$9.1
RSUs	0.4	0.8	0.8	0.9
Director Awards	—	—	0.9	0.9
Total Stock-based Compensation Expense	$1.5	$8.8	$4.0	$10.9

10.    Income per Share
Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period.  Diluted income per share is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Numerator:
Net Income (in millions)	$23.8	$14.6	$52.1	$38.3
Denominator:
Denominator for Basic Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Units	37,587,742	37,405,550	37,561,098	37,377,997
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	151,446	268,172	142,025	270,051
Denominator for Diluted Income per Share	37,739,188	37,673,722	37,703,123	37,648,048

Basic and Diluted Income per Share:
Basic Income per Share	$0.63	$0.39	$1.39	$1.02
Diluted Income per Share	$0.63	$0.39	$1.38	$1.02

In the three months ended October 26, 2019, options and RSUs of 101,668 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. In the six months ended October 26, 2019, options and RSUs of 105,543 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. All RSAs have been excluded in the computation of diluted net income per share in the three and six months ended October 26, 2019 as these awards contain performance conditions that would not have been achieved for the periods presented.
In the three months ended October 27, 2018, options and RSUs of 116,918 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. In the six months ended October 27, 2018, the Company had no options or RSUs that were excluded from the computation of diluted net income per shares. All RSAs have been excluded in the computation of diluted net income per share in the three and six months ended October 27, 2018, as these awards contain performance conditions that would not have been achieved for the periods presented.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The tables below present information about the Company's reportable segments.

	Three Months Ended October 26, 2019
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$181.3	$65.4	$12.0	$0.3	$(1.8)	$257.2
Transfers between Segments	(1.2)	(0.5)	(0.1)	—	1.8	—
Net Sales to Unaffiliated Customers	$180.1	$64.9	$11.9	$0.3	$—	$257.2

Income (Loss) from Operations	$28.9	$15.1	$(0.2)	$(1.8)	$(11.3)	$30.7
Interest Expense, Net						2.7
Other Income, Net						(1.0)
Income before Income Taxes						$29.0

	Three Months Ended October 27, 2018
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$203.5	$47.9	$14.7	$0.3	$(2.4)	$264.0
Transfers between Segments	(1.9)	(0.5)	—	—	2.4	—
Net Sales to Unaffiliated Customers	$201.6	$47.4	$14.7	$0.3	$—	$264.0

Income (Loss) from Operations	$36.8	$5.1	$(0.6)	$(2.5)	$(19.7)	$19.1
Interest Expense, Net						1.6
Other Income, Net						(0.1)
Income before Income Taxes						$17.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended October 26, 2019
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$368.8	$137.0	$24.9	$0.6	$(3.9)	$527.4
Transfers between Segments	(2.5)	(1.3)	(0.1)	—	3.9	—
Net Sales to Unaffiliated Customers	$366.3	$135.7	$24.8	$0.6	$—	$527.4

Income (Loss) from Operations	$62.0	$31.6	$—	$(3.3)	$(21.0)	$69.3
Interest Expense, Net						5.6
Other Income, Net						(0.9)
Income before Income Taxes						$64.6

	Six Months Ended October 27, 2018
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$381.0	$80.9	$30.4	$0.6	$(5.5)	$487.4
Transfers between Segments	(4.1)	(1.3)	(0.1)	—	5.5	—
Net Sales to Unaffiliated Customers	$376.9	$79.6	$30.3	$0.6	$—	$487.4

Income (Loss) from Operations	$69.7	$12.2	$0.2	$(4.6)	$(29.7)	$47.8
Interest Expense, Net						1.8
Other Expense, Net						0.2
Income before Income Taxes						$45.8

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
Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.  Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles. Our results will be subject to many of the same risks that apply to the automotive, appliance, commercial vehicle, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes. Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•
Our business is dependent on two large automotive customers. For our largest customer, our sales primarily consist of integrated center consoles for use in light trucks and SUVs. If we were to lose either of these customers or experienced a significant decline in the volume or price of products purchased by these customers, are not selected to produce products for successor models or if either of the customers declared bankruptcy, our future results could be adversely affected.

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

•	We cannot guarantee that the acquired Grakon business will be successful or that we can implement and profit from any new applications of the acquired technology.

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

Recent Transactions

On September 12, 2018, we acquired 100% of the stock of Grakon for $422.1 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed exterior lighting solutions and highly styled engineered components, with locations in Canada, China, the Netherlands and the United Kingdom. Grakon’s

manufacturing capabilities and products help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. Grakon's results have been included in the Automotive and Industrial segments in the consolidated financial statements from the effective date of the acquisition. Grakon's results are included for the entire period in the three and six months ended October 26, 2019 and only included for 1.5 months in the three and six months ended October 27, 2018.

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

Results of Operations for the Three Months Ended October 26, 2019 as Compared to the Three Months Ended October 27, 2018
Consolidated Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$257.2	$264.0	$(6.8)	(2.6)%

Cost of Products Sold	188.6	193.2	(4.6)	(2.4)%

Gross Profit	68.6	70.8	(2.2)	(3.1)%

Selling and Administrative Expenses	33.2	48.0	(14.8)	(30.8)%
Amortization of Intangibles	4.7	3.7	1.0	27.0%
Interest Expense, Net	2.7	1.6	1.1	68.8%
Other Income, Net	(1.0)	(0.1)	(0.9)	900.0%
Income Tax Expense	5.2	3.0	2.2	73.3%
Net Income	$23.8	$14.6	$9.2	63.0%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	73.3%	73.2%
Gross Margins	26.7%	26.8%
Selling and Administrative Expenses	12.9%	18.2%
Amortization of Intangibles	1.8%	1.4%
Interest Expense, Net	1.0%	0.6%
Other Income, Net	(0.4)%	—%
Income Tax Expense	2.0%	1.1%
Net Income	9.3%	5.5%
Net Sales.  Consolidated net sales decreased $6.8 million, or 2.6%, to $257.2 million in the three months ended October 26, 2019, compared to $264.0 million in the three months ended October 27, 2018. The acquisition of Grakon accounted for an increase of $32.3 million, while the impact of foreign currency translation decreased net sales by $3.9 million. The weaker euro and Chinese renminbi impacted foreign currency translation. Excluding Grakon and foreign currency translation, net sales decreased $35.2 million, primarily due to the adverse impact from the United Auto Workers ("UAW") labor strike at General Motors ("GM") of $32.0 million, lower appliance product sales volumes in the Interface segment and lower radio remote control and busbar product sales volumes in the Industrial segment.
Cost of Products Sold.  Consolidated cost of products sold decreased $4.6 million, or 2.4%, to $188.6 million (73.3% of sales) in the three months ended October 26, 2019, compared to $193.2 million (73.2% of sales) in the three months ended

October 27, 2018. The acquisition of Grakon accounted for an increase of $19.9 million, while the impact of foreign currency translation decreased cost of products sold by $2.5 million. Excluding Grakon and foreign currency translation, cost of products sold decreased $22.0 million primarily due to lower sales in the Automotive segment as a result of the UAW labor strike at GM, lower appliance product sales volumes in the Interface segment and lower radio remote control and busbar product sales volumes in the Industrial segment, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In the three months ended October 27, 2018, we incurred $1.3 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.2 million of expenses incurred in the three months ended October 26, 2019.
Gross Profit.  Gross profit decreased $2.2 million, or 3.1%, to $68.6 million (26.7% of sales) in the three months ended October 26, 2019, compared to $70.8 million (26.8% of sales) in the three months ended October 27, 2018. The acquisition of Grakon accounted for an increase of $12.4 million (inclusive of net tariff expense of $0.6 million), while foreign currency translation decreased gross profit by $1.4 million. Excluding Grakon and foreign currency translation, gross profit decreased $13.2 million, primarily due to the adverse impact from the UAW labor strike at GM of $9.6 million, lower appliance product sales volumes in the Interface segment and lower radio remote control and busbar product sales volumes in the Industrial segment, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. Gross profit in the three months ended October 27, 2018 also includes $2.6 million of purchase accounting adjustments related to the acquisition of Grakon.
Selling and Administrative Expenses. Selling and administrative expenses decreased $14.8 million, or 30.8%, to $33.2 million (12.9% of sales) in the three months ended October 26, 2019, compared to $48.0 million (18.2% of sales) in the three months ended October 27, 2018. Selling and administrative expenses decreased primarily due to lower employee compensation, professional fees and stock-based compensation expense. Stock-based compensation expense decreased $7.3 million as the three months ended October 27, 2018 included a $7.4 million accrual adjustment. Professional fees were higher in the three months ended October 27, 2018 primarily due to transaction costs associated with the acquisition of Grakon. Employee compensation was lower due to benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In the three months ended October 27, 2018 we incurred $1.2 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.3 million of expenses incurred in the three months ended October 26, 2019.
Amortization of Intangibles. Amortization of intangibles increased $1.0 million, or 27.0%, to $4.7 million in the three months ended October 26, 2019, compared to $3.7 million in the three months ended October 27, 2018. The increase was due to amortization expense related to the Grakon acquisition, partially offset by lower amortization expense in the Interface segment.
Interest Expense, Net. Interest expense, net was $2.7 million in the three months ended October 26, 2019, compared to $1.6 million in the three months ended October 27, 2018. The increase was due to borrowings made in fiscal 2019 to fund the acquisition of Grakon.
Other Income, Net. Other income, net was $1.0 million in the three months ended October 26, 2019, compared to $0.1 million in the three months ended October 27, 2018. In the three months ended October 26, 2019, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million. In addition, net foreign exchange gains were $0.4 million in the three months ended October 26, 2019, compared to net foreign exchange losses of $0.4 million in the three months ended October 27, 2018.
Income Tax Expense. Income tax expense increased $2.2 million, or 73.3%, to $5.2 million in the three months ended October 26, 2019, compared to $3.0 million in the three months ended October 27, 2018. Our effective tax rate increased to 17.9% in the three months ended October 26, 2019, compared to 17.0% in the three months ended October 27, 2018. The change in the effective tax rate was primarily due to discrete tax items recorded during the period and the level and mix of earnings among tax jurisdictions.
Net Income. Net income was $23.8 million in the three months ended October 26, 2019, compared to $14.6 million in the three months ended October 27, 2018. The acquisition of Grakon accounted for $10.3 million of the increase, while the impact of foreign currency translation decreased net income by $0.8 million. Excluding Grakon and foreign currency translation, net income decreased $0.3 million primarily due to the adverse impact of the UAW labor strike at GM, which reduced net income by $7.9 million, higher interest and tax expense, offset by lower stock-based compensation expense.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$180.1	$201.6	$(21.5)	(10.7)%
Gross Profit	$44.2	$54.9	$(10.7)	(19.5)%
Income from Operations	$28.9	$36.8	$(7.9)	(21.5)%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Gross Profit	24.5%	27.2%
Income from Operations	16.0%	18.3%
Net Sales.  Automotive segment net sales decreased $21.5 million, or 10.7%, to $180.1 million in the three months ended October 26, 2019, from $201.6 million in the three months ended October 27, 2018.  Net sales decreased in North America by $21.1 million, or 16.5%, to $106.7 million in the three months ended October 26, 2019, compared to $127.8 million in the three months ended October 27, 2018. The decrease was primarily due to the adverse impact from the UAW labor strike at GM which reduced North American sales by $32.0 million, partially offset by higher sales from Grakon of $12.2 million. Net sales in Europe increased $1.4 million, or 2.7%, to $52.7 million in the three months ended October 26, 2019, compared to $51.3 million in the three months ended October 27, 2018. The impact of the weaker euro decreased net sales in Europe by $2.5 million. Excluding foreign currency translation, European sales increased $3.9 million due to higher sales volumes of sensor products, partially offset by lower switch product sales volumes. Net sales in Asia decreased $1.8 million, or 8.0%, to $20.7 million in the three months ended October 26, 2019, compared to $22.5 million in the three months ended October 27, 2018, primarily due to lower sales volumes of our sensor products and a combination of pricing reductions and lower sales volumes of our transmission lead-frame assemblies, partially offset by an increase in touchscreen sales volumes to an Asian auto OEM. The weaker Chinese renminbi also decreased net sales in Asia by $0.7 million.
Gross Profit.  Automotive segment gross profit decreased $10.7 million, or 19.5%, to $44.2 million in the three months ended October 26, 2019, compared to $54.9 million in the three months ended October 27, 2018. The Automotive segment gross profit margins decreased to 24.5% in the three months ended October 26, 2019, compared to 27.2% in the three months ended October 27, 2018. The decrease in gross profit margin was primarily due to the adverse impact from the UAW labor strike at GM which reduced gross profit by $9.6 million and product mix. Higher gross profit from Grakon of $1.5 million offset the impact of foreign currency translation of $1.1 million from the weaker euro and Chinese renminbi.
Income from Operations.  Automotive segment income from operations decreased $7.9 million, or 21.5%, to $28.9 million in the three months ended October 26, 2019, compared to $36.8 million in the three months ended October 27, 2018. The decrease was primarily due to the adverse impact from the UAW labor strike at GM and foreign currency translation, offset by higher income from operations from Grakon and the benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In the three months ended October 27, 2018, we incurred $1.3 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.3 million of expenses incurred in the three months ended October 26, 2019.

Industrial Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$64.9	$47.4	$17.5	36.9%
Gross Profit	$24.5	$14.2	$10.3	72.5%
Income from Operations	$15.1	$5.1	$10.0	196.1%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Gross Profit	37.8%	30.0%
Income from Operations	23.3%	10.8%
Net Sales.  Industrial segment net sales increased $17.5 million, or 36.9%, to $64.9 million in the three months ended October 26, 2019, from $47.4 million in the three months ended October 27, 2018. The acquisition of Grakon accounted for $20.1 million of the increase, while the impact of foreign currency translation decreased net sales by $0.7 million. Excluding the acquisition of Grakon and foreign currency translation, net sales decreased by $1.9 million primarily due to lower sales volumes of radio remote control and busbar products.
Gross Profit.  Industrial segment gross profit increased $10.3 million, or 72.5%, to $24.5 million in the three months ended October 26, 2019, compared to $14.2 million in the three months ended October 27, 2018. Gross profit margins increased to 37.8% in the three months ended October 26, 2019, compared to 30.0% in the three months ended October 27, 2018. The increase in gross profit margin was primarily due to a favorable sales mix relating to our Grakon business, partially offset by lower sales volumes of our radio remote control and busbar products.
Income from Operations.  Industrial segment income from operations increased $10.0 million, or 196.1%, to $15.1 million in the three months ended October 26, 2019, compared to $5.1 million in the three months ended October 27, 2018. The increase was primarily due to higher income from operations from Grakon, partially offset by lower sales of our radio remote control and busbar products and the impact of foreign currency translation.
Interface Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$11.9	$14.7	$(2.8)	(19.0)%
Gross Profit	$1.2	$1.5	$(0.3)	(20.0)%
Loss from Operations	$(0.2)	$(0.6)	$0.4	(66.7)%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Gross Profit	10.1%	10.2%
Loss from Operations	(1.7)%	(4.1)%
Net Sales. Interface segment net sales decreased $2.8 million, or 19.0%, to $11.9 million in the three months ended October 26, 2019, compared to $14.7 million in the three months ended October 27, 2018. The decrease was primarily due to lower appliance product sales volumes.
Gross Profit. Interface segment gross profit decreased $0.3 million, or 20.0%, to $1.2 million in the three months ended October 26, 2019, compared to $1.5 million in the three months ended October 27, 2018. Gross profit margins decreased slightly to 10.1% in the three months ended October 26, 2019, from 10.2% in the three months ended October 27, 2018. The decrease was primarily due to lower appliance product sales volumes.

Loss from Operations. Interface segment loss from operations decreased $0.4 million, to $0.2 million in the three months ended October 26, 2019, compared to $0.6 million in the three months ended October 27, 2018. The decrease was due to lower intangible amortization expense.
Medical Segment Results
Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$0.3	$0.3	$—	—%
Gross Profit	$(0.6)	$(0.7)	$0.1	(14.3)%
Loss from Operations	$(1.8)	$(2.5)	$0.7	(28.0)%
Net Sales. The Medical segment had sales of $0.3 million for both the three months ended October 26, 2019 and October 27, 2018.
Gross Profit.  Medical segment gross profit was a loss of $0.6 million in the three months ended October 26, 2019, compared to a loss of $0.7 million in the three months ended October 27, 2018. The improvement primarily relates to lower employee compensation incurred during the period.
Loss From Operations. Medical segment loss from operations decreased $0.7 million, to $1.8 million in the three months ended October 26, 2019, compared to $2.5 million in the three months ended October 27, 2018. The decrease was due to lower selling and administrative expense. Selling and administrative expenses were reduced by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In the three months ended October 27, 2018, we incurred $0.7 million of expenses related to initiatives to reduce overall costs and improve operational profitability.

Results of Operations
Six Months Ended October 26, 2019 vs. Six Months Ended October 27, 2018
Consolidated Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$527.4	$487.4	$40.0	8.2%

Cost of Products Sold	383.0	356.5	26.5	7.4%

Gross Profit	144.4	130.9	13.5	10.3%

Selling and Administrative Expenses	65.6	77.5	(11.9)	(15.4)%
Amortization of Intangibles	9.5	5.6	3.9	69.6%
Interest Expense, Net	5.6	1.8	3.8	211.1%
Other (Income) Expense, Net	(0.9)	0.2	(1.1)	(550.0)%
Income Tax Expense	12.5	7.5	5.0	66.7%
Net Income	$52.1	$38.3	$13.8	36.0%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Cost of Products Sold	72.6%	73.1%
Gross Profit	27.4%	26.9%
Selling and Administrative Expenses	12.4%	15.9%
Amortization of Intangibles	1.8%	1.1%
Interest Expense, Net	1.1%	0.4%
Other (Income) Expense, Net	(0.2)%	—%
Income Tax Expense	2.4%	1.5%
Net Income	9.9%	7.9%
Net Sales.  Consolidated net sales increased $40.0 million, or 8.2%, to $527.4 million in the six months ended October 26, 2019, compared to $487.4 million in the six months ended October 27, 2018. The acquisition of Grakon accounted for $86.6 million of the increase, while the impact of foreign currency translation decreased net sales by $8.2 million. The weaker euro and Chinese renminbi impacted foreign currency translation. Excluding Grakon and foreign currency translation, net sales decreased $38.4 million, primarily due to the adverse impact from the UAW labor strike at GM of $32.0 million, lower appliance product sales volumes in the Interface segment and lower radio remote control and busbar product sales volumes in the Industrial segment.
Cost of Products Sold.  Consolidated cost of products sold increased $26.5 million, or 7.4%, to $383.0 million (72.6% of sales) in the six months ended October 26, 2019, compared to $356.5 million (73.1% of sales) in the six months ended October 27, 2018. The acquisition of Grakon accounted for $54.6 million of the increase, while the impact of foreign currency translation decreased cost of products sold by $5.2 million. Excluding Grakon and foreign currency translation, cost of products sold decreased $22.9 million primarily due to lower sales in the Automotive segment as a result of the UAW labor strike at GM, lower appliance product sales volumes in the Interface segment and lower radio remote control and busbar product sales volumes in the Industrial segment, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In the six months ended October 27, 2018, we incurred $1.5 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.2 million of expenses incurred in the six months ended October 26, 2019.

Gross Profit.  Gross profit increased $13.5 million, or 10.3%, to $144.4 million (27.4% of sales) in the six months ended October 26, 2019, compared to $130.9 million (26.9% of sales) in the six months ended October 27, 2018. The acquisition of Grakon accounted for $32.0 million of the increase (inclusive of net tariff expense of $0.9 million), while foreign currency translation decreased gross profit by $3.0 million. Excluding Grakon and foreign currency translation, gross profit decreased $15.5 million, primarily due to the adverse impact from the UAW labor strike at GM of $9.6 million, lower appliance product sales volumes in the Interface segment and lower radio remote control product sales volume in the Industrial segment, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. Gross profit in the six months ended October 27, 2018 also includes $2.6 million of purchase accounting adjustments related to the acquisition of Grakon.
Selling and Administrative Expenses.  Selling and administrative expenses decreased $11.9 million, or 15.4%, to $65.6 million (12.4% of sales) in the six months ended October 26, 2019, compared to $77.5 million (15.9% of sales) in the six months ended October 27, 2018. The acquisition of Grakon accounted for an increase of $5.9 million, while the impact of foreign currency translation decreased selling and administrative expenses by $0.8 million. Excluding Grakon and foreign currency translation, selling and administrative expenses decreased $15.2 million. The decrease was primarily due to lower employee compensation, professional fees and stock-based compensation expense. Stock-based compensation expense decreased $6.9 million, as the six months ended October 27, 2018 included a $7.4 million accrual adjustment. Professional fees were higher in the six months ended October 27, 2018 primarily due to transaction costs associated with the acquisition of Grakon. Employee compensation was lower due to benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In the six months ended October 27, 2018, we incurred $1.8 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.3 million of expenses incurred in the six months ended October 26, 2019.
Amortization of Intangibles.  Amortization of intangibles increased $3.9 million, or 69.6%, to $9.5 million in the six months ended October 26, 2019, compared to $5.6 million in the six months ended October 27, 2018. The increase was due to amortization expense related to the Grakon acquisition, partially offset by lower amortization expense in the Interface segment.
Interest Expense, Net.  Interest expense, net was $5.6 million in the six months ended October 26, 2019, compared to $1.8 million in the six months ended October 27, 2018. The increase was due to borrowings made in the second quarter of fiscal 2019 to fund the acquisition of Grakon.
Other (Income) Expense, Net. Other income was $0.9 million in the six months ended October 26, 2019, compared to other expense of $0.2 million in the six months ended October 27, 2018. In the six months ended October 26, 2019, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million. In addition, net foreign exchange gains were $0.2 million in the six months ended October 26, 2019, compared to net foreign exchange losses of $0.2 million in the six months ended October 27, 2018.
Income Tax Expense.  Income tax expense increased $5.0 million, or 66.7%, to $12.5 million in the six months ended October 26, 2019, compared to $7.5 million in the six months ended October 27, 2018. Our effective tax rate increased to 19.3% in the six months ended October 26, 2019, compared to 16.4% in the six months ended October 27, 2018. The change in the effective tax rate was primarily due to discrete tax items recorded during the period and the level and mix of earnings among tax jurisdictions.
Net Income.  Net income increased $13.8 million, or 36.0%, to $52.1 million in the six months ended October 26, 2019, compared to $38.3 million in the six months ended October 27, 2018. The acquisition of Grakon accounted for $19.3 million of the increase, while the impact of foreign currency translation decreased net income by $1.7 million. Excluding Grakon and foreign currency translation, net income decreased $3.8 million primarily due to the adverse impact of the UAW labor strike at GM, which reduced net income by $7.9 million, higher interest and tax expense, partially offset by lower selling and administrative expenses.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$366.3	$376.9	$(10.6)	(2.8)%
Gross Profit	$91.6	$101.9	$(10.3)	(10.1)%
Income from Operations	$62.0	$69.7	$(7.7)	(11.0)%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Gross Profit	25.0%	27.0%
Income from Operations	16.9%	18.5%
Net Sales.  Automotive segment net sales decreased $10.6 million, or 2.8%, to $366.3 million in the six months ended October 26, 2019, compared to $376.9 million in the six months ended October 27, 2018. Net sales in North America decreased $3.3 million, or 1.4%, to $228.3 million in the six months ended October 26, 2019, compared to $231.6 million in the six months ended October 27, 2018. The decrease was primarily due to the adverse impact from the UAW labor strike at GM which reduced North American sales by $32.0 million, partially offset by higher sales from Grakon of $26.0 million. Other North American sales increased from our human machine interface assembly products due to recent program launches. Sales from our transmission lead-frame assemblies decreased due to lower sales volumes. Net sales in Europe decreased $1.1 million, or 1.1%, to $101.7 million in the six months ended October 26, 2019, compared to $102.8 million in the six months ended October 27, 2018. The impact of the weaker euro decreased net sales in Europe by $4.5 million. Excluding the impact of foreign exchange translation, net sales in Europe increased $3.4 million primarily due to higher sales volumes of sensor products, partially offset by lower sales volumes of switches. Net sales in Asia decreased $6.2 million, or 14.6%, to $36.3 million in the six months ended October 26, 2019, compared to $42.5 million in the six months ended October 27, 2018, primarily due to lower sales volumes of our switch and sensor products and a combination of pricing reductions and lower sales volumes of our transmission lead-frame assemblies. The weaker Chinese renminbi also decreased net sales in Asia by $1.6 million.
Gross Profit.  Automotive segment gross profit decreased $10.3 million, or 10.1%, to $91.6 million in the six months ended October 26, 2019, compared to $101.9 million in the six months ended October 27, 2018. The Automotive segment gross profit margin decreased to 25.0% in the six months ended October 26, 2019, compared to 27.0% in the six months ended October 27, 2018. The decrease in gross profit margin was primarily due to the adverse impact from the UAW labor strike at GM which decreased gross profit by $9.6 million and product mix. Gross profit was also negatively impacted by $2.1 million from the weaker euro and Chinese renminbi. This was partially offset by higher gross profit from Grakon of $3.4 million and the benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In the six months ended October 27, 2018, we incurred $1.5 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.3 million of expenses incurred in the six months ended October 26, 2019.
Income from Operations.  Automotive segment income from operations decreased $7.7 million, or 11.0%, to $62.0 million in the six months ended October 26, 2019, compared to $69.7 million in the six months ended October 27, 2018. The decrease was primarily due to the adverse impact from the UAW labor strike at GM and foreign currency translation, offset by higher income from operations from Grakon and the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019.

Industrial Segment Results
Below is a table summarizing results in the six months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$135.7	$79.6	$56.1	70.5%
Gross Profit	$51.0	$24.6	$26.4	107.3%
Income from Operations	$31.6	$12.2	$19.4	159.0%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Gross Profit	37.6%	30.9%
Income from Operations	23.3%	15.3%
Net Sales. Industrial segment net sales increased $56.1 million, or 70.5%, to $135.7 million in the six months ended October 26, 2019, compared to $79.6 million in the six months ended October 27, 2018. The acquisition of Grakon accounted for $60.6 million of the increase, while the impact of foreign currency translation decreased net sales by $2.0 million. Excluding the acquisition of Grakon and foreign currency translation, net sales decreased $2.5 million primarily due to lower sales volumes of radio remote control and busbar products.
Gross Profit.  Industrial segment gross profit increased $26.4 million, or 107.3%, to $51.0 million in the six months ended October 26, 2019, compared to $24.6 million in the six months ended October 27, 2018. Gross profit margins increased to 37.6% in the six months ended October 26, 2019, compared to 30.9% in the six months ended October 27, 2018. The increase in gross profit margin was primarily due to a favorable sales mix relating to our Grakon business, partially offset by lower sales of our radio remote control and busbar products. Gross profit in the six months ended October 27, 2018 also includes $2.6 million of purchase accounting adjustments related to the acquisition of Grakon.
Income from Operations.  Industrial segment income from operations increased $19.4 million, or 159.0%, to $31.6 million in the six months ended October 26, 2019, compared to $12.2 million in the six months ended October 27, 2018. The increase was primarily due to income from operations from Grakon, partially offset by lower sales of our radio remote control and busbar products and the impact of foreign currency translation.
Interface Segment Results
Below is a table summarizing results in the six months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$24.8	$30.3	$(5.5)	(18.2)%
Gross Profit	$2.7	$4.4	$(1.7)	(38.6)%
Income from Operations	$—	$0.2	$(0.2)	(100.0)%

Percent of sales:	October 26, 2019	October 27, 2018
Net Sales	100.0%	100.0%
Gross Profit	10.9%	14.5%
Income from Operations	—%	0.7%
Net Sales. Interface segment net sales decreased $5.5 million, or 18.2%, to $24.8 million in the six months ended October 26, 2019, compared to $30.3 million in the six months ended October 27, 2018. The decrease was primarily due to lower appliance product sales volumes.
Gross Profit. Interface segment gross profit decreased $1.7 million, or 38.6%, to $2.7 million in the six months ended October 26, 2019, compared to $4.4 million in the six months ended October 27, 2018. Gross profit margin decreased to 10.9% in the six months ended October 26, 2019, compared to 14.5% in the six months ended October 27, 2018. The decrease in gross profit margin was primarily due to lower appliance product sales volumes.

Income from Operations.  Interface segment income from operations decreased $0.2 million, or 100.0%, to break-even levels in the six months ended October 26, 2019, compared to $0.2 million in the six months ended October 27, 2018. The decrease was due to lower gross profit, offset by lower intangible amortization expense and the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019.
Medical Segment Results
Below is a table summarizing results in the six months ended:

(Dollars in Millions)	October 26, 2019	October 27, 2018	Net Change ($)	Net Change (%)
Net Sales	$0.6	$0.6	$—	—%
Gross Profit	$(1.0)	$(1.4)	$0.4	28.6%
Loss from Operations	$(3.3)	$(4.6)	$1.3	28.3%
Net Sales.  The Medical segment had $0.6 million of net sales in both the six months ended October 26, 2019 and October 27, 2018.
Gross Profit.  Medical segment gross profit was a loss of $1.0 million in the six months ended October 26, 2019, compared to a loss of $1.4 million in the six months ended October 27, 2018. The improvement primarily relates to lower engineering costs and wages incurred during the period.
Loss from Operations.  Medical segment loss from operations decreased $1.3 million to $3.3 million in the six months ended October 26, 2019, compared to $4.6 million in the six months ended October 27, 2018. The decrease was due to an improvement in gross profit and lower selling and administrative expense. Selling and administrative expenses were reduced by lower professional fees and the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In the six months ended October 27, 2018, we incurred $0.9 million of expenses related to initiatives to reduce overall costs and improve operational profitability.
Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $95.6 million of cash and cash equivalents as of October 26, 2019, $86.9 million was held in subsidiaries outside the U.S. and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating material additional income tax expense.
Cash flow is summarized below:

	Three Months Ended
(Dollars in Millions)	October 26, 2019	October 27, 2018
Operating activities:
Net Income	$52.1	$38.3
Non-cash Items	27.6	28.5
Changes in Operating Assets and Liabilities	(11.9)	(30.6)
Net Cash Provided by Operating Activities	67.8	36.2
Net Cash Used in Investing Activities	(26.2)	(449.5)
Net Cash (Used in) Provided by Financing Activities	(26.7)	291.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.5)	(13.0)
Net Decrease in Cash and Cash Equivalents	12.4	(135.2)
Cash and Cash Equivalents at Beginning of the Year	83.2	246.1
Cash and Cash Equivalents at End of the Period	$95.6	$110.9

Operating Activities
Net cash provided by operating activities increased $31.6 million to $67.8 million in the six months ended October 26, 2019, compared to $36.2 million in the six months ended October 27, 2018. The increase was due to lower cash outflows related to changes in operating assets and liabilities and increased net income adjusted for non-cash items. The $11.9 million of cash outflows for operating assets and liabilities was primarily due to higher inventory and higher prepaid expenses and other assets, partially offset by lower accounts receivable and higher accounts payable and other liabilities.
Investing Activities
Net cash used in investing activities was $26.2 million in the six months ended October 26, 2019, compared to $449.5 million in the six months ended October 27, 2018. The activity in the six months ended October 26, 2019 primarily relates to purchases of property, plant and equipment. The activity in the six months ended October 27, 2018 primarily relates to the $421.6 million of cash used to purchase Grakon.
Financing Activities
Net cash used in financing activities was $26.7 million in the six months ended October 26, 2019, compared to net cash provided by financing activities of $291.1 million in the six months ended October 27, 2018. In the six months ended October 26, 2019, we had net repayments on our borrowings of $17.8 million, compared to net borrowings of $301.4 million in the six months ended October 27, 2018. The borrowings in the six months ended October 27, 2018 were primarily used to fund the acquisition of Grakon. We paid dividends of $8.2 million in the six months ended October 26, 2019, compared to $8.6 million in the six months ended October 27, 2018.
Credit Agreement
On September 12, 2018, we entered into a senior unsecured credit agreement that provided a $200.0 million revolving credit facility and a $250.0 million term loan. In addition, we have an option to increase the size of the senior unsecured credit agreement by up to an additional $200.0 million, subject to customary conditions and approval of the lenders providing new commitments. As of October 26, 2019, $262.1 million in principal was outstanding under the credit agreement. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the credit agreement as of October 26, 2019.
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
In the six months ended October 26, 2019 and October 27, 2018, we incurred Hetronic-related legal fees of $2.2 million and $1.9 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risks from foreign currency exchange, interest rates, and commodity prices, which could affect our operating results, financial position and cash flows. We do not use any derivative financial instruments to manage these risks.

Foreign Currency Risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi. A hypothetical 10% adverse change in foreign currency exchange rates could have impacted our income before income taxes by $4.2 million in the six months ended October 26, 2019. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive loss within shareholders’ equity on the condensed consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of October 26, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $18.0 million and as of April 27, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $13.6 million.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $262.1 million of borrowings as of October 26, 2019, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our credit agreement would result in increased annual interest expense of $2.6 million.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1A.    Risk Factors
The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Materials risks to the Company are described in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 27, 2019.
Item 6.  Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	XBRL Instance
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Label Linkbase Document
101.5	XBRL Taxonomy Extension Presentation Linkbase Document
101.6	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2019, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(principal financial officer)

Dated:	December 5, 2019