Form 10-Q
period 2020-02-01
METHODE ELECTRONICS INC
filed 2020-03-05
CIK 65270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________________
FORM 10-Q
 (Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 1, 2020
or
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
At March 3, 2020, the registrant had 37,091,487 shares of common stock outstanding.

METHODE ELECTRONICS, INC.
FORM 10-Q
February 1, 2020

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
	(14 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net Sales	$285.9	$246.9	$813.3	$734.3

Cost of Products Sold	206.6	182.6	589.6	539.1

Gross Profit	79.3	64.3	223.7	195.2

Selling and Administrative Expenses	33.0	32.8	98.6	110.3
Amortization of Intangibles	4.8	5.5	14.3	11.1

Income from Operations	41.5	26.0	110.8	73.8

Interest Expense, Net	2.4	3.2	8.0	5.0
Other Income, Net	(4.9)	(4.9)	(5.8)	(4.7)

Income before Income Taxes	44.0	27.7	108.6	73.5

Income Tax Expense (Benefit)	2.8	(3.0)	15.3	4.5

Net Income	$41.2	$30.7	$93.3	$69.0

Basic and Diluted Income per Share:
Basic	$1.10	$0.82	$2.48	$1.84
Diluted	$1.09	$0.82	$2.47	$1.83

Cash Dividends per Share	$0.11	$0.11	$0.33	$0.33
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
	(14 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net Income	$41.2	$30.7	$93.3	$69.0

Foreign Currency Translation Adjustments	1.6	3.2	(2.8)	(22.4)
Total Comprehensive Income	$42.8	$33.9	$90.5	$46.6
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per-share data)

	February 1, 2020	April 27, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$79.9	$83.2
Accounts Receivable, Net	227.9	219.3
Inventories	126.1	116.7
Income Tax Receivable	9.7	14.3
Prepaid Expenses and Other Current Assets	20.3	20.0
TOTAL CURRENT ASSETS	463.9	453.5
LONG-TERM ASSETS
Property, Plant and Equipment, Net	199.0	191.9
Goodwill	233.2	233.3
Other Intangible Assets, Net	251.0	264.9
Operating Lease Assets, Net	27.3	—
Deferred Tax Assets	34.3	34.3
Pre-production Costs	39.9	32.8
Other Long-term Assets	33.7	21.0
TOTAL LONG-TERM ASSETS	818.4	778.2
TOTAL ASSETS	$1,282.3	$1,231.7

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$88.8	$91.9
Accrued Employee Liabilities	19.7	20.1
Other Accrued Expenses	22.6	33.9
Short-term Operating Lease Liability	6.0	—
Short-term Debt	15.1	15.7
Income Tax Payable	11.4	19.3
TOTAL CURRENT LIABILITIES	163.6	180.9
LONG-TERM LIABILITIES
Long-term Debt	241.9	276.9
Long-term Operating Lease Liability	21.9	—
Long-term Income Tax Payable	29.3	33.0
Other Long-term Liabilities	16.9	14.8
Deferred Tax Liabilities	35.8	36.4
TOTAL LONG-TERM LIABILITIES	345.8	361.1
TOTAL LIABILITIES	509.4	542.0
SHAREHOLDERS' EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,438,111 shares and 38,333,576 shares issued as of February 1, 2020 and April 27, 2019, respectively	19.2	19.2
Additional Paid-in Capital	156.0	150.4
Accumulated Other Comprehensive Loss	(16.4)	(13.6)
Treasury Stock, 1,346,624 shares as of February 1, 2020 and April 27, 2019	(11.5)	(11.5)
Retained Earnings	625.6	545.2
TOTAL SHAREHOLDERS' EQUITY	772.9	689.7
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,282.3	$1,231.7
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share data)

Three Months Ended February 1, 2020 (14 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Equity
Balance as of October 26, 2019	38,438,111	$19.2	$154.4	$(18.0)	$(11.5)	$588.5	$732.6
Stock-based Compensation Expense	—	—	1.6	—	—	—	1.6
Foreign Currency Translation Adjustments	—	—	—	1.6	—	—	1.6
Net Income	—	—	—	—	—	41.2	41.2
Cash Dividends on Common Stock	—	—	—	—	—	(4.1)	(4.1)
Balance as of February 1, 2020	38,438,111	$19.2	$156.0	$(16.4)	$(11.5)	$625.6	$772.9

Three Months Ended January 26, 2019 (13 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance as of October 27, 2018	38,333,576	$19.2	$147.3	$(11.7)	$(11.5)	$500.0	$643.3
Stock-based Compensation Expense	—	—	0.9	—	—	—	0.9
Foreign Currency Translation Adjustments	—	—	—	3.2	—	—	3.2
Net Income	—	—	—	—	—	30.7	30.7
Cash Dividends on Common Stock	—	—	—	—	—	(4.0)	(4.0)
Balance as of January 26, 2019	38,333,576	$19.2	$148.2	$(8.5)	$(11.5)	$526.7	$674.1

Nine Months Ended February 1, 2020 (40 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Equity
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7
Earned Portion of Restricted Stock, Net of Tax Withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based Compensation Expense	—	—	5.6	—	—	—	5.6
Foreign Currency Translation Adjustments	—	—	—	(2.8)	—	—	(2.8)
Net Income	—	—	—	—	—	93.3	93.3
Dividends on Common Stock	—	—	—	—	—	(12.5)	(12.5)
Balance as of February 1, 2020	38,438,111	$19.2	$156.0	$(16.4)	$(11.5)	$625.6	$772.9

Nine Months Ended January 26, 2019 (39 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Equity
Balance as of April 28, 2018	38,198,353	$19.1	$136.5	$13.9	$(11.5)	$472.0	$630.0
Earned Portion of Restricted Stock, Net of Tax Withholding	135,223	0.1	(0.1)	—	—	(1.7)	(1.7)
Stock-based Compensation Expense	—	—	11.8	—	—	—	11.8
Adoption of ASU 2014-09	—	—	—	—	—	0.1	0.1
Foreign Currency Translation Adjustments	—	—	—	(22.4)	—	—	(22.4)
Net Income	—	—	—	—	—	69.0	69.0
Dividends on Common Stock	—	—	—	—	—	(12.7)	(12.7)
Balance as of January 26, 2019	38,333,576	$19.2	$148.2	$(8.5)	$(11.5)	$526.7	$674.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	February 1, 2020	January 26, 2019
	(40 Weeks)	(39 Weeks)
OPERATING ACTIVITIES
Net Income	$93.3	$69.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	36.0	30.6
Stock-based Compensation Expense	5.6	11.7
Change in Cash Surrender Value of Life Insurance	(0.6)	(0.2)
Amortization of Debt Issuance Costs	0.5	0.3
Gain on Sale of Business/Investment/Property	(0.4)	(0.6)
Other	0.3	(0.4)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10.5)	12.2
Inventories	(9.9)	(10.9)
Prepaid Expenses and Other Assets	(12.8)	(16.5)
Accounts Payable and Other Liabilities	(18.9)	(30.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	82.6	64.3

INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(34.9)	(37.0)
Acquisitions of Businesses, Net of Cash Acquired	—	(421.6)
Sale of Business/Investment/Property	0.5	0.3
NET CASH USED IN INVESTING ACTIVITIES	(34.4)	(458.3)

FINANCING ACTIVITIES
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.4)	(1.7)
Repayments of Finance Leases	(0.5)	—
Cash Dividends	(12.2)	(12.7)
Proceeds from Borrowings	57.3	350.0
Repayments of Borrowings	(93.9)	(103.3)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(49.7)	232.3
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	(10.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(3.3)	(172.4)
Cash and Cash Equivalents at Beginning of the Year	83.2	246.1
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$79.9	$73.7

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest	$7.6	$5.6
Income Taxes, Net of Refunds	$16.2	$18.7
See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Description of Business and Summary of Significant Accounting Policies
Description of Business

Methode Electronics, Inc. (the "Company" or "Methode") is a global developer of custom engineered and application specific products and solutions with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. The Company's primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Fresnillo and Monterrey, Mexico. The Company designs, manufactures and markets devices employing electrical, radio remote control, electronic, LED lighting, wireless and sensing technologies.

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

Financial Reporting Periods
The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. For the three months ended February 1, 2020, the Company's accounting period included 14 weeks compared to 13 weeks for the three months ended January 26, 2019. For the nine months ended February 1, 2020, the Company's accounting period included 40 weeks compared to 39 weeks for the nine months ended January 26, 2019. The following discussions of comparative results among periods should be reviewed in this context.
Reclassifications

The Company has reclassified certain prior period amounts in the condensed consolidated financial statements and in the accompanying notes to conform with current year presentation.

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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Form 10-K for the year ended April 27, 2019. There have been no material changes to the significant accounting policies in the nine months ended February 1, 2020 other than those noted below.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The guidance in ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is currently assessing the impact of the new standard, but does not anticipate that the adoption of this standard will have a material impact on the way it estimates the allowance for doubtful accounts on its trade accounts receivable.

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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)," which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740, such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The Company is evaluating the provisions of the updated guidance and assessing the impact on its consolidated financial statements.

2.    Revenue
The majority of the Company's revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unbilled Receivables (Contract Assets) - Unbilled receivables were $0.9 million as of February 1, 2020 and $0.8 million as of April 27, 2019. In the nine months ended February 1, 2020, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of February 1, 2020.

Deferred Revenue (Contract Liabilities) - Deferred revenue was $0.3 million as of both February 1, 2020 and April 27, 2019. In the nine months ended February 1, 2020, $0.1 million of previously deferred revenue was recorded into revenue.

Disaggregated Revenue Information

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods. Geographic net sales are determined based on sales from the Company's various operational locations. Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Three Months Ended February 1, 2020 (14 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$111.0	$34.2	$14.6	$0.6	$160.4
Malta	33.7	7.7	—	—	41.4
China	22.8	9.5	0.1	—	32.4
Canada	19.3	4.2	—	—	23.5
Other	23.5	4.5	0.2	—	28.2
Total Net Sales	$210.3	$60.1	$14.9	$0.6	$285.9

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$198.6	$60.1	$14.9	$0.6	$274.2
Goods Transferred Over Time	11.7	—	—	—	11.7
Total Net Sales	$210.3	$60.1	$14.9	$0.6	$285.9

	Three Months Ended January 26, 2019 (13 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$80.7	$33.8	$13.3	$0.1	$127.9
Malta	26.7	7.0	0.1	—	33.8
China	20.5	9.6	—	—	30.1
Canada	21.1	5.5	—	—	26.6
Other	23.9	4.3	0.3	—	28.5
Total Net Sales	$172.9	$60.2	$13.7	$0.1	$246.9

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$165.7	$60.2	$13.7	$0.1	$239.7
Goods Transferred Over Time	7.2	—	—	—	7.2
Total Net Sales	$172.9	$60.2	$13.7	$0.1	$246.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended February 1, 2020 (40 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$295.2	$117.3	$38.9	$1.2	$452.6
Malta	88.4	22.8	0.2	—	111.4
China	59.1	26.0	0.1	—	85.2
Canada	63.4	15.9	—	—	79.3
Other	70.5	13.8	0.5	—	84.8
Total Net Sales	$576.6	$195.8	$39.7	$1.2	$813.3

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$546.3	$195.8	$39.7	$1.2	$783.0
Goods Transferred Over Time	30.3	—	—	—	30.3
Total Net Sales	$576.6	$195.8	$39.7	$1.2	$813.3

	Nine Months Ended January 26, 2019 (39 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$254.7	$70.8	$42.7	$0.7	$368.9
Malta	86.8	22.7	0.2	—	109.7
China	63.0	27.5	0.1	—	90.6
Canada	66.2	8.0	—	—	74.2
Other	79.1	10.8	1.0	—	90.9
Total Net Sales	$549.8	$139.8	$44.0	$0.7	$734.3

Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$524.8	$139.8	$44.0	$0.7	$709.3
Goods Transferred Over Time	25.0	—	—	—	25.0
Total Net Sales	$549.8	$139.8	$44.0	$0.7	$734.3

3.    Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of February 1, 2020, the Company's leases have remaining lease terms of up to 11.5 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of February 1, 2020, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the condensed consolidated balance sheets, assets under finance leases of $0.8 million are included in property, plant and equipment, net on the condensed consolidated balance sheets as of February 1, 2020. The finance lease obligation is split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the condensed consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the three and nine months ended February 1, 2020.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of lease expense were as follows:

(Dollars in Millions)	Three Months Ended February 1, 2020	Nine Months Ended February 1, 2020
Lease Cost:
Operating Lease Cost	$2.3	$7.1
Variable Lease Cost	0.3	0.7
Total Lease Cost	$2.6	$7.8

Supplemental cash flow and other information related to operating leases was as follows:

(Dollars in Millions)	Nine Months Ended February 1, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligations	$6.5

Non-cash Activity:
Right-of-use Assets Obtained in Exchange for Lease Obligations	$5.7

Weighted-average Remaining Lease Term	5.8 years
Weighted-average Discount Rate	4.70%

Maturities of operating lease liabilities as of February 1, 2020, are shown below:

(Dollars in Millions)	Operating Leases
Fiscal Year:
Remainder of 2020	$2.2
2021	6.5
2022	5.9
2023	5.3
2024	4.1
Thereafter	8.1
Total Lease Payments	32.1
Less: Imputed Interest	(4.2)
Present Value of Lease Liabilities	$27.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disclosures related to periods prior to the adoption of ASC 842

Total rent expense was $1.9 million and $5.0 million in the three and nine months ended January 26, 2019, respectively. Future minimum lease payments for assets under operating leases as of April 27, 2019 were as follows:

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

Acquisition-related costs of $3.8 million and $15.3 million were incurred in relation to the acquisition of Grakon in the three and nine months ended January 26, 2019, respectively. Acquisition-related costs for the three months ended January 26, 2019 included $0.8 million of costs which have been reported in selling and administrative expenses and $3.0 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income. Acquisition-related costs for the nine months ended January 26, 2019 included $9.7 million of costs which have been reported in selling and administrative expenses and $5.6 million of costs which have been reported in costs of products sold on the condensed consolidated statements of income.

The following table presents unaudited supplemental pro forma results for the nine months ended January 26, 2019 as if the Grakon acquisition had occurred as of the beginning of fiscal 2018. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, interest expense adjustments due to an increased debt level, adjustments for certain acquisition-related charges and related tax effects.

(Unaudited)
(Dollars in Millions)	Nine Months Ended January 26, 2019
Net Sales	$805.7
Net Income	$92.1

5.    Income Taxes
The provision for income taxes for an interim period is based on an estimated effective income tax rate for the full fiscal year and applies that rate to ordinary year-to-date earnings or losses. The estimated annual effective income tax rate is determined excluding the effects of unusual or significant discrete items that are reported net of the related tax effects and in the period in which they occur. In addition, any material effects of enacted tax law or rate changes as well as the Company’s ability to utilize various tax assets is recognized in the period in which the change occurs.

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
(Dollars in Millions)	(14 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Income before Income Taxes	$44.0	$27.7	$108.6	$73.5
Income Tax Expense (Benefit)	$2.8	$(3.0)	$15.3	$4.5
Effective Tax Rate	6.4%	(10.4)%	14.1%	6.1%

The income tax provision in both the three and nine months ended February 1, 2020 was lower than the U.S. statutory tax rate primarily due to changes related to U.S. Tax Reform and foreign operations with lower statutory rates. The income tax provision for both the three and nine months ended January 26, 2019 was lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates, finalization of U.S. Tax Reform and the release of a tax reserve.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's unrecognized income tax benefits were $5.1 million and $3.1 million as of February 1, 2020 and April 27, 2019, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, lapse of applicable statutes of limitations and changes in tax law.

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

(Dollars in Millions)	February 1, 2020	April 27, 2019
Raw Materials	$75.9	$67.1
Work in Process	11.3	9.4
Finished Products	38.9	40.2
Total Inventories	$126.1	$116.7

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(Dollars in Millions)	February 1, 2020	April 27, 2019
Land	$3.4	$3.7
Buildings and Building Improvements	85.9	81.2
Machinery and Equipment	408.6	390.7
Total Property, Plant and Equipment, Gross	497.9	475.6
Less: Accumulated Depreciation	298.9	283.7
Property, Plant and Equipment, Net	$199.0	$191.9

Depreciation expense was $7.5 million and $6.7 million in the three months ended February 1, 2020 and January 26, 2019, respectively. Depreciation expense was $21.7 million and $19.5 million in the nine months ended February 1, 2020 and January 26, 2019, respectively. As of February 1, 2020 and April 27, 2019, capital expenditures recorded in accounts payable totaled $2.0 million and $6.4 million, respectively.

Pre-Production Tooling Costs Related to Long-term Supply Arrangements
The Company incurs pre-production tooling costs related to certain products produced for its customers under long-term supply arrangements. As of February 1, 2020 and April 27, 2019, the Company had $39.9 million and $32.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of February 1, 2020 and April 27, 2019, the Company had $15.9 million and $15.0 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Government Grants
In the three and nine months ended February 1, 2020 and January 26, 2019, the Company recognized income from international government grants of $5.6 million and $5.7 million, respectively. Grant income is recognized in Other Income in the condensed consolidated statements of income when it is considered that there is reasonable assurance that the grant will be received and the necessary qualifying conditions, as stated in the grant agreement, are met. The international government grants are generally paid over a period of years and are recorded at amortized cost on the Company’s condensed consolidated balance sheets. As of February 1, 2020 and April 27, 2019, grant receivables outstanding were $14.4 million and $10.6 million, respectively. Additionally, as of February 1, 2020 and April 27, 2019, the Company has no deferred grant income.

7.    Goodwill and Other Intangible Assets
Goodwill
The following table shows goodwill by segment:

(Dollars in Millions)	February 1, 2020	April 27, 2019
Automotive	$106.3	$106.3
Industrial	126.9	127.0
Total	$233.2	$233.3

Other Intangible Assets, Net
The following tables present details of the Company's identifiable intangible assets:

	February 1, 2020
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.8	$37.6	$207.2	16.7
Trade Names, Patents and Technology Licenses	75.6	33.6	42.0	8.0
Total Definite-lived Intangible Assets	320.4	71.2	249.2
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$322.2	$71.2	$251.0

	April 27, 2019
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.5	$27.7	$216.8	17.4
Trade Names, Patents and Technology Licenses	75.5	29.2	46.3	8.4
Total Definite-lived Intangible Assets	320.0	56.9	263.1
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Intangible Assets	$321.8	$56.9	$264.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
Remainder of 2020	$4.8
2021	19.0
2022	19.0
2023	19.0
2024	18.6
Thereafter	168.8
Total	$249.2

8.     Debt

The following table summarizes components of the Company's debt:

(Dollars in Millions)	February 1, 2020	April 27, 2019
Revolving Credit Facility	$10.1	$35.0
Term Loan	234.4	243.7
Other Debt	14.9	16.8
Unamortized Debt Issuance Costs	(2.4)	(2.9)
Total Debt	257.0	292.6
Less: Current Maturities	(15.1)	(15.7)
Total Long-term Debt	$241.9	$276.9

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

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was 2.89% at February 1, 2020. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of February 1, 2020, the Company was in compliance with all the covenants in the Credit Agreement.

Other Debt

One of the Company’s European subsidiaries has debt that consists of 15 notes with maturities ranging from 2020 to 2031. The weighted-average interest rate on this debt was approximately 1.50% at February 1, 2020 and $2.6 million of the debt was classified as short-term.

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

The following table summarizes the RSA activity under the 2014 Plan in the nine months ended February 1, 2020:

	RSA Shares	Wtd. Avg. Grant Date Fair Value
Non-vested and Unissued at April 27, 2019	1,031,408	$34.09
Awarded	—	$—
Vested	(11,250)	$33.78
Forfeited	(17,295)	$37.13
Non-vested and Unissued at February 1, 2020	1,002,863	$34.04

The shares vested in the nine months ended February 1, 2020 relate to a deceased employee. Under the terms of the RSA award agreements, awards vest immediately at the target level upon the death of an employee.

Restricted Stock Units
RSUs granted under the 2014 Plan vest over a pre-determined period of time, generally between three to five years from the date of grant. The fair value of the RSUs are based on the closing stock price on the date of grant.

The following table summarizes the RSU activity under the 2014 Plan in the nine months ended February 1, 2020:

	RSU Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at April 27, 2019	187,844	$34.55
Awarded	—	$—
Vested	(4,500)	$33.78
Forfeited	(7,750)	$38.75
Non-vested at February 1, 2020	175,594	$34.39

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The shares vested in the nine months ended February 1, 2020 relate to a deceased employee. Under the terms of the RSU award agreements, awards vest immediately upon the death of an employee.

Director Awards
In the nine months ended February 1, 2020 and January 26, 2019, the Company granted 30,000 shares and 24,000 shares, respectively, of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. The fair value was determined based on the closing price of the Company’s stock on the date of grant.

Stock Options

As of February 1, 2020, the Company has 72,000 stock options outstanding and exercisable under the 2010 Plan at a weighted average exercise price of $37.01 per share and 34,668 stock options outstanding and exercisable under the 2007 Plan at a weighted average exercise price of $33.20 per share. There were no awards, exercises or forfeitures of stock options in the nine months ended February 1, 2020.

Stock-based Compensation Expense
All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income.

The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
(Dollars in Millions)	(14 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
RSAs	$1.3	$0.6	$3.6	$9.7
RSUs	0.3	0.2	1.1	1.1
Director Awards	—	—	0.9	0.9
Total Stock-based Compensation Expense	$1.6	$0.8	$5.6	$11.7

10.    Income per Share
Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted income per share is calculated after adjusting the denominator of the basic income per share calculation for the effect of all potentially dilutive common shares outstanding during the period.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
	(14 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Numerator:
Net Income (in millions)	$41.2	$30.7	$93.3	$69.0
Denominator:
Denominator for Basic Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Units	37,587,742	37,405,550	37,570,423	37,387,181
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	166,229	248,700	150,093	250,289
Denominator for Diluted Income per Share	37,753,971	37,654,250	37,720,516	37,637,470

Basic and Diluted Income per Share:
Basic Income per Share	$1.10	$0.82	$2.48	$1.84
Diluted Income per Share	$1.09	$0.82	$2.47	$1.83

In the three months ended February 1, 2020, no options and RSUs were excluded from the computation of diluted net income per share. In the nine months ended February 1, 2020, options and RSUs of 70,362 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. All RSAs have been excluded in the computation of diluted net income per share in the three and nine months ended February 1, 2020 as these awards contain performance conditions that would not have been achieved for the periods presented.
In the three months ended January 26, 2019, options and RSUs of 109,418 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. In the nine months ended January 26, 2019, options and RSUs of 101,668 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. All RSAs have been excluded in the computation of diluted net income per share in the three and nine months ended January 26, 2019, as these awards contain performance conditions that would not have been achieved for the periods presented.
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Medical segment is made up of the Company's medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. Methode has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

The tables below present information about the Company's reportable segments.

	Three Months Ended February 1, 2020 (14 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$211.5	$60.8	$14.9	$0.6	$(1.9)	$285.9
Transfers between Segments	(1.2)	(0.7)	—	—	1.9	—
Net Sales to Unaffiliated Customers	$210.3	$60.1	$14.9	$0.6	$—	$285.9

Income (Loss) from Operations	$39.2	$13.2	$0.7	$(1.6)	$(10.0)	$41.5
Interest Expense, Net						2.4
Other Income, Net						(4.9)
Income before Income Taxes						$44.0

	Three Months Ended January 26, 2019 (13 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$174.0	$60.9	$13.8	$0.1	$(1.9)	$246.9
Transfers between Segments	(1.1)	(0.7)	(0.1)	—	1.9	—
Net Sales to Unaffiliated Customers	$172.9	$60.2	$13.7	$0.1	$—	$246.9

Income (Loss) from Operations	$27.0	$8.9	$—	$(1.7)	$(8.2)	$26.0
Interest Expense, Net						3.2
Other Income, Net						(4.9)
Income before Income Taxes						$27.7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended February 1, 2020 (40 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$580.3	$197.8	$39.8	$1.2	$(5.8)	$813.3
Transfers between Segments	(3.7)	(2.0)	(0.1)	—	5.8	—
Net Sales to Unaffiliated Customers	$576.6	$195.8	$39.7	$1.2	$—	$813.3

Income (Loss) from Operations	$101.2	$44.8	$0.7	$(4.9)	$(31.0)	$110.8
Interest Expense, Net						8.0
Other Income, Net						(5.8)
Income before Income Taxes						$108.6

	Nine Months Ended January 26, 2019 (39 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/Corporate	Consolidated
Net Sales	$555.0	$141.8	$44.2	$0.7	$(7.4)	$734.3
Transfers between Segments	(5.2)	(2.0)	(0.2)	—	7.4	—
Net Sales to Unaffiliated Customers	$549.8	$139.8	$44.0	$0.7	$—	$734.3

Income (Loss) from Operations	$96.7	$21.1	$0.2	$(6.3)	$(37.9)	$73.8
Interest Expense, Net						5.0
Other Income, Net						(4.7)
Income before Income Taxes						$73.5

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
Hetronic Germany-GmbH Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as the Company's distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. The Company became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, the Company terminated all of its agreements with the Fuchs companies. On June 20, 2014, the Company filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, the Company amended its complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $12 million in punitive damages. A final judgment has not yet been entered and is subject to post-trial motions and possible appeal. Once the judgment is final, the Company will work with counsel to collect on the judgment. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

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

•	International trade disputes could result in tariffs, 'trade wars,' and other protectionist measures that could adversely affect our business, including its ability to mitigate tariff costs.

•	The coronavirus outbreak could impact our international operations and results of operations.

•	Our inability, or our customers' inability, to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.

•	We are subject to continuing pressure to lower our prices.

•	Our Dabir Surfaces medical device products are emerging technologies. Our ability to successfully market and sell these products will depend on acceptance by the medical community.

•	A significant fluctuation between the U.S. dollar and other currencies could adversely impact our results of operations and financial condition.

•	A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing.  See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended April 27, 2019 and Part II - Item 1A, Risk Factors of this Form 10-Q for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.
Overview

We are a global developer of custom engineered and application specific products and solutions with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Fresnillo and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, LED lighting, wireless and sensing technologies.

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

Grakon Transaction

On September 12, 2018, we acquired 100% of the stock of Grakon for $422.1 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed exterior lighting solutions and highly styled engineered components, with locations in Canada, China, the Netherlands and the United Kingdom. Grakon’s manufacturing capabilities and products help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. Grakon's results have been included in the Automotive and Industrial segments in the consolidated financial statements from the effective date of the acquisition. Grakon's results are included for the entire period in the nine months ended February 1, 2020 and only included for 4.5 months in the nine months ended January 26, 2019.

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

Financial Reporting Periods
The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. For the three months ended February 1, 2020, our accounting period included 14 weeks compared to 13 weeks for the three months ended January 26, 2019. For the nine months ended February 1, 2020, our accounting period included 40 weeks compared to 39 weeks for the nine months ended January 26, 2019. The following discussions of comparative results among periods should be reviewed in this context.

Results of Operations for the Three Months Ended February 1, 2020 compared to the Three Months Ended January 26, 2019
Consolidated Results
Below is a table summarizing results for the three months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(14 Weeks)	(13 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$285.9	$246.9	$39.0	15.8%

Cost of Products Sold	206.6	182.6	24.0	13.1%

Gross Profit	79.3	64.3	15.0	23.3%

Selling and Administrative Expenses	33.0	32.8	0.2	0.6%
Amortization of Intangibles	4.8	5.5	(0.7)	(12.7)%
Interest Expense, Net	2.4	3.2	(0.8)	(25.0)%
Other Income, Net	(4.9)	(4.9)	—	—%
Income Tax Expense (Benefit)	2.8	(3.0)	5.8	(193.3)%
Net Income	$41.2	$30.7	$10.5	34.2%

	February 1, 2020	January 26, 2019
Percent of sales:	(14 Weeks)	(13 Weeks)
Net Sales	100.0%	100.0%
Cost of Products Sold	72.3%	74.0%
Gross Margins	27.7%	26.0%
Selling and Administrative Expenses	11.5%	13.3%
Amortization of Intangibles	1.7%	2.2%
Interest Expense, Net	0.8%	1.3%
Other Income, Net	(1.7)%	(2.0)%
Income Tax Expense (Benefit)	1.0%	(1.2)%
Net Income	14.4%	12.4%
Net Sales. Consolidated net sales increased $39.0 million, or 15.8%, to $285.9 million in the three months ended February 1, 2020, compared to $246.9 million in the three months ended January 26, 2019. The impact of foreign currency translation decreased net sales by $2.2 million primarily due to the weaker euro and Chinese renminbi. Excluding foreign currency translation, net sales increased $41.2 million, primarily due to higher sales in the Automotive segment.
Cost of Products Sold. Consolidated cost of products sold increased $24.0 million, or 13.1%, to $206.6 million (72.3% of sales) in the three months ended February 1, 2020, compared to $182.6 million (74.0% of sales) in the three months ended January 26, 2019. The impact of foreign currency translation decreased cost of products sold by $1.6 million. Excluding foreign currency translation, cost of products sold increased $25.6 million primarily due to higher sales in the Automotive segment, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In the three months ended January 26, 2019, we incurred $1.3 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.4 million of expenses incurred in the three months ended February 1, 2020.
Gross Profit. Gross profit increased $15.0 million, or 23.3%, to $79.3 million (27.7% of sales) in the three months ended February 1, 2020, compared to $64.3 million (26.0% of sales) in the three months ended January 26, 2019. The impact of foreign currency translation decreased gross profit by $0.6 million. Excluding foreign currency translation, gross profit increased $15.6 million, primarily due to higher sales in the Automotive segment. In addition, gross profit improved due to the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. Gross profit in the three months ended January 26, 2019 also included $3.0 million of purchase accounting adjustments to inventory related to the acquisition of Grakon.

Selling and Administrative Expenses. Selling and administrative expenses increased $0.2 million, or 0.6%, to $33.0 million (11.5% of sales) in the three months ended February 1, 2020, compared to $32.8 million (13.3% of sales) in the three months ended January 26, 2019. Selling and administrative expenses increased primarily due to higher performance-based compensation expense, partially offset by lower employee salaries and professional fees. Salaries were lower due to benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In the three months ended January 26, 2019, we incurred $1.3 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.7 million of expenses incurred in the three months ended February 1, 2020. Professional fees were higher in the three months ended January 26, 2019 primarily due to transaction costs associated with the acquisition of Grakon.
Amortization of Intangibles. Amortization of intangibles decreased $0.7 million, or 12.7%, to $4.8 million in the three months ended February 1, 2020, compared to $5.5 million in the three months ended January 26, 2019. The decrease was primarily due to lower amortization expense in the Interface segment.
Interest Expense, Net. Interest expense, net was $2.4 million in the three months ended February 1, 2020, compared to $3.2 million in the three months ended January 26, 2019. The decrease was due to lower levels of outstanding borrowings and a lower effective interest rate on outstanding borrowings.
Other Income, Net. Other income, net was $4.9 million in both the three months ended February 1, 2020 and January 26, 2019. The three months ended February 1, 2020 and January 26, 2019 include $5.6 million and $5.7 million, respectively, for an international government grant for maintaining certain employment levels during those periods. In addition, net foreign exchange losses were $0.7 million in both the three months ended February 1, 2020 and January 26, 2019.
Income Tax Expense (Benefit). Income tax expense was $2.8 million in the three months ended February 1, 2020, compared to an income tax benefit of $3.0 million in the three months ended January 26, 2019. Our effective tax rate was 6.4% in the three months ended February 1, 2020, compared to a benefit of (10.4%) in the three months ended January 26, 2019. The increase primarily related to higher pre-tax income in the three months ended February 1, 2020, partially offset by favorable adjustments due to U.S. Tax Reform from IRS regulations issued in December 2019. The tax benefit in the three months ended January 26, 2019 primarily related to the finalization of the transition tax from U.S. Tax Reform.
Net Income. Net income increased $10.5 million, or 34.2%, to $41.2 million in the three months ended February 1, 2020, compared to $30.7 million in the three months ended January 26, 2019. The impact of foreign currency translation decreased net income by $0.4 million. Excluding foreign currency translation, net income increased $10.9 million primarily due to higher gross profit, lower interest expense and lower amortization expense, partially offset by higher income tax expense.
Operating Segments
Automotive Segment Results
Below is a table summarizing results for the three months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(14 Weeks)	(13 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$210.3	$172.9	$37.4	21.6%
Gross Profit	$55.0	$41.8	$13.2	31.6%
Income from Operations	$39.2	$27.0	$12.2	45.2%

Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	26.2%	24.2%
Income from Operations	18.6%	15.6%
Net Sales. Automotive segment net sales increased $37.4 million, or 21.6%, to $210.3 million in the three months ended February 1, 2020, from $172.9 million in the three months ended January 26, 2019.  Net sales increased in North America by $21.9 million, or 20.2%, to $130.3 million in the three months ended February 1, 2020, compared to $108.4 million in the three months ended January 26, 2019. The increase was primarily due to higher sales volumes of our integrated center stack and human machine interface assembly products and higher sales from Grakon's automotive lighting products. A portion of the higher sales volumes of integrated center stacks was due to additional orders from General Motors ("GM") after the settlement of the UAW labor strike. Net sales in Europe increased $13.2 million, or 30.0%, to $57.2 million in the three months ended February 1, 2020, compared to $44.0 million in the three months ended January 26, 2019. The impact of the weaker euro decreased net sales in Europe by $1.6 million. Excluding foreign currency translation, European sales increased $14.8 million primarily due to higher sales volumes of sensor and switch products. Net sales in Asia increased $2.3 million, or 11.2%, to $22.8 million in the three months ended February 1, 2020, compared to $20.5 million in the three months ended January 26, 2019. The weaker Chinese renminbi decreased net sales in Asia by $0.4 million. Excluding foreign currency translation, Asia sales increased $2.7 million primarily due to higher touchscreen sales volumes to an Asian automotive OEM, partially offset by lower sales volumes of our transmission lead-frame assemblies and sensor products.
Gross Profit. Automotive segment gross profit increased $13.2 million, or 31.6%, to $55.0 million in the three months ended February 1, 2020, compared to $41.8 million in the three months ended January 26, 2019. The Automotive segment gross profit margins increased to 26.2% in the three months ended February 1, 2020, compared to 24.2% in the three months ended January 26, 2019. The increase in gross profit margin was primarily due to the increased sales volumes in both North America and Europe, and the benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability, partially offset by the impact of foreign currency translation of $0.6 million.
Income from Operations. Automotive segment income from operations increased $12.2 million, or 45.2%, to $39.2 million in the three months ended February 1, 2020, compared to $27.0 million in the three months ended January 26, 2019. The increase was primarily due to higher gross profit and the benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability, partially offset by higher amortization of intangibles and selling and administrative expenses. In the three months ended January 26, 2019, we incurred $2.3 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.5 million of expenses incurred in the three months ended February 1, 2020.
Industrial Segment Results
Below is a table summarizing results for the three months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(14 Weeks)	(13 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$60.1	$60.2	$(0.1)	(0.2)%
Gross Profit	$21.9	$19.9	$2.0	10.1%
Income from Operations	$13.2	$8.9	$4.3	48.3%

Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	36.4%	33.1%
Income from Operations	22.0%	14.8%
Net Sales. Industrial segment net sales decreased $0.1 million, or 0.2%, to $60.1 million in the three months ended February 1, 2020, from $60.2 million in the three months ended January 26, 2019. The impact of foreign currency translation decreased net sales by $0.3 million. Excluding foreign currency translation, net sales increased by $0.2 million primarily due to higher sales volumes of busbar products, partially offset by lower sales volumes from Grakon and radio remote control products.
Gross Profit. Industrial segment gross profit increased $2.0 million, or 10.1%, to $21.9 million in the three months ended February 1, 2020, compared to $19.9 million in the three months ended January 26, 2019. Gross profit margins increased to 36.4% in the three months ended February 1, 2020, compared to 33.1% in the three months ended January 26, 2019. The increase in gross profit margin was due to $3.0 million of purchase accounting adjustments to inventory related to the Grakon acquisition recorded in the three months ended January 26, 2019. Excluding the purchase accounting adjustment, gross profit margin was lower due to product mix.
Income from Operations. Industrial segment income from operations increased $4.3 million, or 48.3%, to $13.2 million in the three months ended February 1, 2020, compared to $8.9 million in the three months ended January 26, 2019. The increase was primarily due to higher gross profit, lower selling and administrative expenses and lower amortization of intangibles during the period.

Interface Segment Results
Below is a table summarizing results for the three months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(14 Weeks)	(13 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$14.9	$13.7	$1.2	8.8%
Gross Profit	$1.8	$2.2	$(0.4)	(18.2)%
Income from Operations	$0.7	$—	$0.7	—%

Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	12.1%	16.1%
Income from Operations	4.7%	—%
Net Sales. Interface segment net sales increased $1.2 million, or 8.8%, to $14.9 million in the three months ended February 1, 2020, compared to $13.7 million in the three months ended January 26, 2019. The increase was primarily due to higher sales volumes of our legacy data solutions products.
Gross Profit. Interface segment gross profit decreased $0.4 million, or 18.2%, to $1.8 million in the three months ended February 1, 2020, compared to $2.2 million in the three months ended January 26, 2019. Gross profit margins decreased to 12.1% in the three months ended February 1, 2020, from 16.1% in the three months ended January 26, 2019. The decrease was primarily due to product mix, partially offset by higher sales volumes of our legacy data solutions products.
Income from Operations. Interface segment income from operations increased to $0.7 million in the three months ended February 1, 2020, compared to break-even in the three months ended January 26, 2019. The increase was primarily due to lower selling and administrative expense and lower amortization of intangibles, partially offset by lower gross profit. Selling and administrative expenses were lower as a result of the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In the three months ended January 26, 2019, we incurred $0.2 million of expenses related to initiatives to reduce overall costs and improve operational profitability.
Medical Segment Results
Below is a table summarizing results for the three months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(14 Weeks)	(13 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$0.6	$0.1	$0.5	500.0%
Gross Profit	$(0.3)	$(0.7)	$0.4	(57.1)%
Loss from Operations	$(1.6)	$(1.7)	$0.1	(5.9)%
Net Sales. The Medical segment had sales of $0.6 million in the three months ended February 1, 2020, compared to $0.1 million in the three months ended January 26, 2019. Higher sales were due to increased product acceptance.
Gross Profit. Medical segment gross profit was a loss of $0.3 million in the three months ended February 1, 2020, compared to a loss of $0.7 million in the three months ended January 26, 2019. The improvement primarily relates to higher sales volumes during the period.
Loss from Operations. Medical segment loss from operations decreased $0.1 million, to $1.6 million in the three months ended February 1, 2020, compared to $1.7 million in the three months ended January 26, 2019. The decrease was due to higher gross profit, partially offset by higher selling and administrative expenses.

Results of Operations for the Nine Months Ended February 1, 2020 compared to the Nine Months Ended January 26, 2019
Consolidated Results
Below is a table summarizing results for the nine months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(40 Weeks)	(39 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$813.3	$734.3	$79.0	10.8%

Cost of Products Sold	589.6	539.1	50.5	9.4%

Gross Profit	223.7	195.2	28.5	14.6%

Selling and Administrative Expenses	98.6	110.3	(11.7)	(10.6)%
Amortization of Intangibles	14.3	11.1	3.2	28.8%
Interest Expense, Net	8.0	5.0	3.0	60.0%
Other Income, Net	(5.8)	(4.7)	(1.1)	23.4%
Income Tax Expense	15.3	4.5	10.8	240.0%
Net Income	$93.3	$69.0	$24.3	35.2%

	February 1, 2020	January 26, 2019
Percent of sales:	(40 Weeks)	(39 Weeks)
Net Sales	100.0%	100.0%
Cost of Products Sold	72.5%	73.4%
Gross Profit	27.5%	26.6%
Selling and Administrative Expenses	12.1%	15.0%
Amortization of Intangibles	1.8%	1.5%
Interest Expense, Net	1.0%	0.7%
Other Income, Net	(0.7)%	(0.6)%
Income Tax Expense	1.9%	0.6%
Net Income	11.5%	9.4%
Net Sales. Consolidated net sales increased $79.0 million, or 10.8%, to $813.3 million in the nine months ended February 1, 2020, compared to $734.3 million in the nine months ended January 26, 2019. The acquisition of Grakon accounted for $91.9 million of the increase, while the impact of foreign currency translation decreased net sales by $10.4 million. The weaker euro and Chinese renminbi impacted foreign currency translation. Excluding the acquisition of Grakon and foreign currency translation, net sales decreased $2.5 million, primarily due to the adverse impact from the UAW labor strike at GM of $28.7 million and lower sales in the Interface and Industrial segments, partially offset by higher sales from our sensor and human machine interface assembly products in the Automotive segment.
Cost of Products Sold. Consolidated cost of products sold increased $50.5 million, or 9.4%, to $589.6 million (72.5% of sales) in the nine months ended February 1, 2020, compared to $539.1 million (73.4% of sales) in the nine months ended January 26, 2019. The acquisition of Grakon accounted for $57.5 million of the increase, while the impact of foreign currency translation decreased cost of products sold by $6.7 million. Excluding the acquisition of Grakon and foreign currency translation, cost of products sold decreased $0.3 million primarily due to the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019, partially offset by product mix within our segments. In the nine months ended January 26, 2019, we incurred $2.7 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.6 million of expenses incurred in the nine months ended February 1, 2020.

Gross Profit. Gross profit increased $28.5 million, or 14.6%, to $223.7 million (27.5% of sales) in the nine months ended February 1, 2020, compared to $195.2 million (26.6% of sales) in the nine months ended January 26, 2019. The acquisition of Grakon accounted for $34.4 million of the increase, while foreign currency translation decreased gross profit by $3.7 million. Excluding the acquisition of Grakon and foreign currency translation, gross profit decreased $2.2 million, primarily due to lower sales in the Automotive segment as a result of the UAW labor strike at GM and lower sales in the Interface and Industrial segments, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. Gross profit in the nine months ended January 26, 2019 also includes $5.6 million of purchase accounting adjustments related to the acquisition of Grakon.
Selling and Administrative Expenses. Selling and administrative expenses decreased $11.7 million, or 10.6%, to $98.6 million (12.1% of sales) in the nine months ended February 1, 2020, compared to $110.3 million (15.0% of sales) in the nine months ended January 26, 2019. The acquisition of Grakon increased expenses by $2.8 million, while the impact of foreign currency translation decreased selling and administrative expenses by $1.0 million. Excluding the acquisition of Grakon and foreign currency translation, selling and administrative expenses decreased $13.5 million. The decrease was primarily due to lower stock-based compensation expense, professional fees and salaries. Stock-based compensation expense decreased $6.1 million, as the nine months ended January 26, 2019 included a $7.4 million accrual adjustment. Professional fees were higher in the nine months ended January 26, 2019 primarily due to transaction costs associated with the acquisition of Grakon. Salaries were lower due to benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In the nine months ended January 26, 2019, we incurred $3.1 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $1.0 million of expenses incurred in the nine months ended February 1, 2020.
Amortization of Intangibles. Amortization of intangibles increased $3.2 million, or 28.8%, to $14.3 million in the nine months ended February 1, 2020, compared to $11.1 million in the nine months ended January 26, 2019. The increase was due to amortization expense related to the Grakon acquisition, partially offset by lower amortization expense in the Interface segment.
Interest Expense, Net. Interest expense, net was $8.0 million in the nine months ended February 1, 2020, compared to $5.0 million in the nine months ended January 26, 2019. The increase was due to borrowings made in the second quarter of fiscal 2019 to fund the acquisition of Grakon.
Other Income, Net. Other income, net was $5.8 million in the nine months ended February 1, 2020, compared to $4.7 million in the nine months ended January 26, 2019. The nine months ended February 1, 2020 and January 26, 2019 include $5.6 million and $5.7 million, respectively, for an international government grant for maintaining certain employment levels during those periods. In the nine months ended February 1, 2020, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million. In addition, net foreign exchange losses were $0.5 million in the nine months ended February 1, 2020, compared to $0.7 million in the nine months ended January 26, 2019.
Income Tax Expense. Income tax expense increased $10.8 million to $15.3 million in the nine months ended February 1, 2020, compared to $4.5 million in the nine months ended January 26, 2019. Our effective tax rate increased to 14.1% in the nine months ended February 1, 2020, compared to 6.1% in the nine months ended January 26, 2019. The increase was primarily related to the higher pre-tax income from the Grakon acquisition in the nine months ended February 1, 2020, partially offset by favorable adjustments due to U.S. Tax Reform from IRS regulations issued in December 2019. The effective tax rate in the nine months ended January 26, 2019 was lower primarily due to a tax benefit related to the finalization of the transition tax from U.S. Tax Reform.
Net Income. Net income increased $24.3 million, or 35.2%, to $93.3 million in the nine months ended February 1, 2020, compared to $69.0 million in the nine months ended January 26, 2019. The acquisition of Grakon accounted for $24.3 million of the increase, while the impact of foreign currency translation decreased net income by $2.1 million. Excluding the acquisition of Grakon and foreign currency translation, net income increased $2.1 million primarily due to lower selling and administrative expenses, partially offset by the negative impact of the UAW labor strike at GM, higher interest expense and higher income tax expense.

Operating Segments
Automotive Segment Results
Below is a table summarizing results for the nine months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(40 Weeks)	(39 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$576.6	$549.8	$26.8	4.9%
Gross Profit	$146.6	$143.7	$2.9	2.0%
Income from Operations	$101.2	$96.7	$4.5	4.7%

Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	25.4%	26.1%
Income from Operations	17.6%	17.6%
Net Sales. Automotive segment net sales increased $26.8 million, or 4.9%, to $576.6 million in the nine months ended February 1, 2020, compared to $549.8 million in the nine months ended January 26, 2019. Net sales in North America increased $18.6 million, or 5.5%, to $358.6 million in the nine months ended February 1, 2020, compared to $340.0 million in the nine months ended January 26, 2019. The increase was primarily due to higher sales from Grakon of $32.1 million, partially offset by the adverse impact from the UAW labor strike at GM which reduced North American sales by $28.7 million. Other North American sales increased from our human machine interface assembly products due to recent program launches. Sales from our transmission lead-frame assemblies decreased due to lower sales volumes. Net sales in Europe increased $12.1 million, or 8.2%, to $158.9 million in the nine months ended February 1, 2020, compared to $146.8 million in the nine months ended January 26, 2019. The impact of the weaker euro decreased net sales in Europe by $6.1 million. Excluding the impact of foreign currency translation, net sales in Europe increased $18.2 million primarily due to higher sales volumes of sensor and switch products. Net sales in Asia decreased $3.9 million, or 6.2%, to $59.1 million in the nine months ended February 1, 2020, compared to $63.0 million in the nine months ended January 26, 2019. The weaker Chinese renminbi also decreased net sales in Asia by $2.0 million. Excluding foreign currency translation, net sales in Asia decreased $1.9 million, primarily due to lower sales of our sensor and transmission lead-frame assembly products, partially offset by the launch of touchscreen product sales to an Asian automobile OEM.
Gross Profit. Automotive segment gross profit increased $2.9 million, or 2.0%, to $146.6 million in the nine months ended February 1, 2020, compared to $143.7 million in the nine months ended January 26, 2019. The Automotive segment gross profit margin decreased to 25.4% in the nine months ended February 1, 2020, compared to 26.1% in the nine months ended January 26, 2019. The decrease in gross profit margin was primarily due to the adverse impact from the UAW labor strike at GM which decreased gross profit by $8.7 million and product mix. Gross profit was also negatively impacted by $2.7 million from the weaker euro and Chinese renminbi. This was partially offset by higher gross profit from Grakon of $5.5 million and the benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In the nine months ended January 26, 2019, we incurred $2.7 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.6 million of expenses incurred in the nine months ended February 1, 2020.
Income from Operations. Automotive segment income from operations increased $4.5 million, or 4.7%, to $101.2 million in the nine months ended February 1, 2020, compared to $96.7 million in the nine months ended January 26, 2019. The increase was primarily due to higher income from operations from Grakon and the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019, partially offset by the adverse impact from the UAW labor strike at GM, higher amortization of intangibles and a negative impact from foreign currency translation.

Industrial Segment Results
Below is a table summarizing results in the nine months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(40 Weeks)	(39 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$195.8	$139.8	$56.0	40.1%
Gross Profit	$72.9	$44.5	$28.4	63.8%
Income from Operations	$44.8	$21.1	$23.7	112.3%

Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	37.2%	31.8%
Income from Operations	22.9%	15.1%
Net Sales. Industrial segment net sales increased $56.0 million, or 40.1%, to $195.8 million in the nine months ended February 1, 2020, compared to $139.8 million in the nine months ended January 26, 2019. The acquisition of Grakon accounted for $59.8 million of the increase, while the impact of foreign currency translation decreased net sales by $2.3 million. Excluding the acquisition of Grakon and foreign currency translation, net sales decreased $1.5 million primarily due to lower sales volumes of radio remote control products, partially offset by higher sales volumes of busbar products.
Gross Profit. Industrial segment gross profit increased $28.4 million, or 63.8%, to $72.9 million in the nine months ended February 1, 2020, compared to $44.5 million in the nine months ended January 26, 2019. Gross profit margins increased to 37.2% in the nine months ended February 1, 2020, compared to 31.8% in the nine months ended January 26, 2019. The increase in gross profit margin was primarily due to a favorable product mix relating to our Grakon business, partially offset by reduced radio remote control sales volumes and net tariff expense. Gross profit in the nine months ended January 26, 2019 also included $5.6 million of purchase accounting adjustments related to the acquisition of Grakon.
Income from Operations. Industrial segment income from operations increased $23.7 million, or 112.3%, to $44.8 million in the nine months ended February 1, 2020, compared to $21.1 million in the nine months ended January 26, 2019. The increase was primarily due to income from operations from Grakon, partially offset by lower sales of our radio remote control products and the impact of foreign currency translation.
Interface Segment Results
Below is a table summarizing results in the nine months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(40 Weeks)	(39 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$39.7	$44.0	$(4.3)	(9.8)%
Gross Profit	$4.5	$6.6	$(2.1)	(31.8)%
Income from Operations	$0.7	$0.2	$0.5	250.0%

Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	11.3%	15.0%
Income from Operations	1.8%	0.5%
Net Sales. Interface segment net sales decreased $4.3 million, or 9.8%, to $39.7 million in the nine months ended February 1, 2020, compared to $44.0 million in the nine months ended January 26, 2019. The decrease was primarily due to lower appliance product sales volumes.
Gross Profit. Interface segment gross profit decreased $2.1 million, or 31.8%, to $4.5 million in the nine months ended February 1, 2020, compared to $6.6 million in the nine months ended January 26, 2019. Gross profit margin decreased to

11.3% in the nine months ended February 1, 2020, compared to 15.0% in the nine months ended January 26, 2019. The decrease in gross profit margin was primarily due to lower appliance product sales volumes.
Income from Operations. Interface segment income from operations increased $0.5 million, or 250.0%, to $0.7 million in the nine months ended February 1, 2020, compared to $0.2 million in the nine months ended January 26, 2019. The increase was due to lower amortization of intangibles and the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019, partially offset by lower gross profit.
Medical Segment Results
Below is a table summarizing results in the nine months ended:

	February 1, 2020	January 26, 2019
(Dollars in Millions)	(40 Weeks)	(39 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$1.2	$0.7	$0.5	71.4%
Gross Profit	$(1.3)	$(2.1)	$0.8	38.1%
Loss from Operations	$(4.9)	$(6.3)	$1.4	22.2%
Net Sales. The Medical segment had $1.2 million of net sales in the nine months ended February 1, 2020, compared to $0.7 million in the nine months ended January 26, 2019. Higher sales were due to increased product acceptance.
Gross Profit. Medical segment gross profit was a loss of $1.3 million in the nine months ended February 1, 2020, compared to a loss of $2.1 million in the nine months ended January 26, 2019. The improvement primarily relates to lower engineering costs and wages incurred during the period and higher sales volumes.
Loss from Operations. Medical segment loss from operations decreased $1.4 million to $4.9 million in the nine months ended February 1, 2020, compared to $6.3 million in the nine months ended January 26, 2019. The decrease was due to lower selling and administrative expenses and an improvement in gross profit. Selling and administrative expenses were lower due to the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In the nine months ended January 26, 2019, we incurred $0.9 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.1 million of expenses incurred in the nine months ended February 1, 2020.
Financial Condition, Liquidity and Capital Resources

We believe our current world-wide cash balances together with expected future cash flows to be generated from operations and our committed credit facility will be sufficient to support current operations. A significant amount of cash and expected future cash flows are located outside of the U.S. Of the $79.9 million of cash and cash equivalents as of February 1, 2020, $69.7 million was held in subsidiaries outside the U.S. and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating material additional income tax expense.
Cash flow is summarized below:

	Nine Months Ended
	February 1, 2020	January 26, 2019
(Dollars in Millions)	(40 Weeks)	(39 Weeks)
Operating activities:
Net Income	$93.3	$69.0
Non-cash Items	41.4	41.4
Changes in Operating Assets and Liabilities	(52.1)	(46.1)
Net Cash Provided by Operating Activities	82.6	64.3
Net Cash Used in Investing Activities	(34.4)	(458.3)
Net Cash (Used in) Provided by Financing Activities	(49.7)	232.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	(10.7)
Net Decrease in Cash and Cash Equivalents	(3.3)	(172.4)
Cash and Cash Equivalents at Beginning of the Year	83.2	246.1
Cash and Cash Equivalents at End of the Period	$79.9	$73.7

Operating Activities
Net cash provided by operating activities increased $18.3 million to $82.6 million in the nine months ended February 1, 2020, compared to $64.3 million in the nine months ended January 26, 2019. The increase was due to higher net income adjusted for non-cash items, partially offset by higher cash outflows related to changes in operating assets and liabilities. The $52.1 million of cash outflows for operating assets and liabilities in the nine months ended February 1, 2020 was primarily due to lower accounts payable and other liabilities, higher prepaid expenses and other assets, higher accounts receivable and higher inventory.
Investing Activities
Net cash used in investing activities was $34.4 million in the nine months ended February 1, 2020, compared to $458.3 million in the nine months ended January 26, 2019. The activity in the nine months ended February 1, 2020 primarily relates to purchases of property, plant and equipment. The activity in the nine months ended January 26, 2019 primarily relates to the $421.6 million of cash used to purchase Grakon and purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $49.7 million in the nine months ended February 1, 2020, compared to net cash provided by financing activities of $232.3 million in the nine months ended January 26, 2019. In the nine months ended February 1, 2020, we had net repayments on our borrowings of $36.6 million, compared to net borrowings of $246.7 million in the nine months ended January 26, 2019. The borrowings in the nine months ended January 26, 2019 were primarily used to fund the acquisition of Grakon. We paid dividends of $12.2 million in the nine months ended February 1, 2020, compared to $12.7 million in the nine months ended January 26, 2019.
Credit Agreement
On September 12, 2018, we entered into a senior unsecured credit agreement that provided a $200.0 million revolving credit facility and a $250.0 million term loan. In addition, we have an option to increase the size of the senior unsecured credit agreement by up to an additional $200.0 million, subject to customary conditions and approval of the lenders providing new commitments. As of February 1, 2020, $244.5 million in principal was outstanding under the credit agreement. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the credit agreement as of February 1, 2020.
Borrowings under our senior unsecured credit agreement bear interest at rates equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. LIBOR is expected to be phased out by the end of 2021, which is before the maturity of our senior unsecured credit agreement. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our interest expense.
Recent Accounting Pronouncements
See Note 1, "Description of Business and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in Item 1.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under SEC rules.

Legal Matters
For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants have filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in our favor. The verdict included approximately $102 million in compensatory damages and $12 million in punitive damages. A final judgment has not yet been entered and is subject to post-trial motions and possible appeal. Once the judgment is final, we will work with counsel to collect on the judgment. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.
In the nine months ended February 1, 2020 and January 26, 2019, we incurred Hetronic-related legal fees of $3.3 million and $2.7 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risks from foreign currency exchange, interest rates, and commodity prices, which could affect our operating results, financial position and cash flows. We do not use any derivative financial instruments to manage these risks.

Foreign Currency Risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi. A hypothetical 10% adverse change in foreign currency exchange rates could have impacted our income before income taxes by $6.6 million in the nine months ended February 1, 2020. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive loss within shareholders’ equity on the condensed consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of February 1, 2020, the cumulative net currency translation adjustments reduced shareholders’ equity by $16.4 million and as of April 27, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $13.6 million.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our credit agreement, under which we had $244.5 million of borrowings as of February 1, 2020, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our credit agreement would result in increased annual interest expense of $2.4 million.
LIBOR is expected to be phased out by the end of 2021, which is before the maturity of our credit agreement. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our interest expense.

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

There have been no changes in our internal control over financial reporting during the quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The coronavirus outbreak could impact our international operations and results of operations.

Our business and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of the respiratory illness caused by a coronavirus strain first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. These effects could include disruptions or restrictions on our employees’ and other service providers’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain, potentially including single source suppliers. Any disruption of our supply chain or the business of our customers could adversely impact our business and results of operations, including by causing us to cease manufacturing one or more products for a period of time, which could also lead to loss of customers, as well as reputational, competitive, or business harm.  In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and likely impact our operating results.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	XBRL Instance
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Label Linkbase Document
101.5	XBRL Taxonomy Extension Presentation Linkbase Document
101.6	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 2020, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(principal financial officer)

Dated:	March 5, 2020