Form 10-K
period 2020-05-02
METHODE ELECTRONICS INC
filed 2020-06-30
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-2816

METHODE ELECTRONICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8750 West Bryn Mawr Avenue, Suite 1000
Chicago, Illinois	60631-3518
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number (including area code):  (708) 867-6777

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	Trading Symbol(s)	on which registered
Common Stock, $0.50 Par Value	MEI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company, or a smaller reporting company.

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No   ☒

The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 26, 2019, based upon the closing price on that date as reported by the New York Stock Exchange, was $0.9 billion.

Registrant had 37,164,331 shares of common stock, $0.50 par value, outstanding as of June 16, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 annual shareholders' meeting to be held on September 16, 2020 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.

FORM 10-K

PART I

Item 1. Business

Description of Business

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

Impact of the COVID-19 Pandemic

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impacts of COVID-19 at the beginning of our fourth quarter of fiscal 2020 at our China manufacturing facilities, which were initially closed for a few weeks after the Chinese New Year. Our manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to our business from the COVID-19 pandemic began in mid-March 2020, as our operations in North America and Europe were adversely impacted by many of our customers suspending their manufacturing operations due to the COVID-19 pandemic. As a result, net sales and production levels at our major North American and European manufacturing facilities were significantly reduced to well below capacity, thus impacting our results of operations during the fourth quarter of fiscal 2020.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

•	Reduction of payroll costs through a combination of temporary salary reductions, four-day work weeks and furloughs;
•	Elimination of most business travel and restriction of visitors to our facilities;
•

Enhanced cleaning and disinfection procedures at our facilities, temperature checks for our workers before they enter our manufacturing facilities, promotion of social distancing at our facilities and requirements for employees to work from home where possible;

•	Reduction of capital expenditures;
•	Deferral of discretionary spending; and
•

The draw-down of $100.0 million available under our revolving credit facility in order to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the automotive and commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will adversely impact our results for the first quarter of fiscal 2021, as well as the full fiscal year, and that impact could be material.

Fiscal Year

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2020 ended on May 2, 2020 and represented 53 weeks of results. Fiscal 2019 ended on April 27, 2019 and fiscal 2018 ended on April 28, 2018 and both represented 52 weeks of results.

Segments

Our business is managed, and our financial results are reported, based on the following four segments: Automotive, Industrial, Interface and Medical. See Note 15, "Segment Information and Geographic Area Information," to our consolidated financial statements in this Annual Report for further information.

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

The Medical segment is made up of our medical device business, Dabir Surfaces, Inc. (“Dabir Surfaces”), our surface support technology aimed at pressure injury prevention. Dabir Surfaces has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

Sales and Marketing

The majority of our sales activities are directed by sales managers who are supported by field application engineers and other technical personnel who work with customers to design our products into their systems. Our field application engineers also help us identify emerging markets and new products. Our products are primarily sold through our in-house sales staff. We also utilize independent manufacturers’ representatives with offices throughout the world.  Information about our sales and operations in different geographic regions is summarized in Note 15, "Segment Information and Geographic Area Information," to our consolidated financial statements in this Annual Report. Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Automotive	69.5%	73.4%	80.3%
Industrial	24.6%	20.7%	11.6%
Interface	5.7%	5.8%	8.1%
Medical	0.2%	0.1%	—%

Sources and Availability of Materials

 The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, LED displays, plastic molding resins, precious metals, and silicon die castings. All of these items are available from several suppliers and we generally rely on more than one supplier for each item.

Intellectual Property

We have been granted a number of patents in the U.S., Europe and Asia and have additional domestic and international patent applications pending related to our products and manufacturing processes. Our existing patents expire on various dates from 2021 to 2040. We seek patents in order to protect our interest in certain products and technologies, including our TouchSensor field-effect touch technology, magneto-elastic torque sensing, medical devices and high-power distribution products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality

A significant portion of our business is dependent upon automotive and commercial vehicle industries. Consequently, our Automotive and Industrial segments may experience seasonal fluctuations based on the sales and the production schedules of our customers. The automotive and commercial vehicle markets are cyclical and depend on general economic conditions, interest rates, fuel prices and consumer spending patterns.

Major Customers

During fiscal 2020, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 26.8% and 10.7%, respectively, of consolidated net sales. In general, these sales were for component parts used in particular vehicle models of the OEMs. Typically, our GM and Ford supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each GM or Ford part as identified by the customer part number. Each such GM or Ford blanket purchase order accounted for less than 10.0% of our fiscal 2020 consolidated net sales. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply GM or Ford the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both GM and Ford order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various GM or Ford plants and include information regarding part quantities and delivery specifications.

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. For many of our OEM customers, especially in the automotive and commercial vehicle markets, we have long-term supply agreements where there is an expectation that we will supply products in future periods, however these agreements do not necessarily constitute firm orders and these OEM customers are not required to purchase any minimum amount of products from us. Firm orders are generally limited to authorized customer purchase orders which are typically based on customer release schedules. We fulfill these purchase orders as promptly as possible. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved. Accordingly, backlog at any given time might not be a meaningful indicator of future revenue.

Competition

The markets in which we operate are highly competitive and characterized by rapid changes due to technological improvements and developments. We compete with a large number of other manufacturers in each of our product areas and many of these competitors have greater resources and sales. Price, service and product performance are significant elements of competition in the sale of our products.

Research and Development

We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes. Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of costs of products sold on our consolidated statements of income. Expenditures for such activities amounted to $34.9 million for fiscal 2020, $41.2 million for fiscal 2019 and $37.9 million for fiscal 2018.

Environmental Matters

Compliance with foreign, federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or our competitive position. Currently, we do not have any material environmental-related lawsuits or material administrative proceedings pending against us. Further information as to environmental matters affecting us is presented in Note 12, "Commitments and Contingencies," to our consolidated financial statements in this Annual Report.

Employees

At May 2, 2020 and April 27, 2019, we had 6,044 and 6,187 employees, respectively. We also, from time to time, employ part-time employees and hire independent contractors. Approximately 37% of our workforce are represented by collective bargaining agreements. These employees are primarily located at our Malta and Mexico facilities. We have never experienced a work stoppage and we believe that our employee relations are good.

Available Information

Through our internet website at www.methode.com, we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K,  amendments to those reports, and other filings with the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after they are filed or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Also posted on our website are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy, Insider Trading Policy and the charters of the Audit Committee, Compensation Committee, Medical Products Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631, Attention: Investor Relations Department.

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

The effects of a pandemic or widespread outbreak of an illness, such as the COVID-19 pandemic, has had and could continue to have a material adverse impact on our business, results of operations and financial condition.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public widespread outbreak of an illness, poses the risk that we, our employees, our suppliers, our customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities.

While we have implemented measures to mitigate the impact of the COVID-19 pandemic, we expect our fiscal 2021 results of operations to be adversely affected by the COVID-19 pandemic. The extent of the impact on our business will depend on a number of evolving factors, including the duration and spread of the pandemic, as well as the possibility of the pandemic re-occurring, actions taken by governmental authorities to restrict certain business operations and social activity and impose travel restrictions, the impact of the pandemic on economic activity and whether recessionary conditions will persist, consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital, all of which remain uncertain. As a result, the magnitude and duration of the impact on our business, results of operations and financial condition cannot be determined at this time.

We derive a substantial portion of our revenues from customers in the automotive, commercial vehicle, appliance, computer and communications industries and are susceptible to trends and factors affecting those industries, including the COVID-19 pandemic.

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

Our Automotive segment has been adversely impacted by disruptions caused to the global automotive industry by the COVID-19 pandemic. Global vehicle production has decreased, and some vehicle manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have experienced, and are likely to continue to experience, delays in the production and distribution of our products and the loss of sales. If the global economic effects caused by the COVID-19 pandemic continue or increase, overall customer demand may continue to decrease which could have a further adverse effect on our business, results of operations and financial condition.

Our business is dependent on sales to GM and Ford. If we were to lose either of these customers or experienced a significant decline in the volume or price of products purchased by these customers, or if either of the customers declared bankruptcy, our future results could be adversely affected.

During fiscal 2020, sales to GM and Ford, or their tiered suppliers, represented 26.8% and 10.7%, respectively, of our consolidated net sales. The sales to GM primarily consisted of integrated center consoles for use in light trucks and SUV's, and a shift in consumer preference for smaller or more fuel-efficient vehicles could adversely affect our results of operations. The sales to Ford consist of ambient lighting, overhead consoles and other integrated modules, including control panels. The arrangements with these customers generally provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a GM or Ford supply arrangement for a model or a significant decrease in demand for one or more of these models could have a material adverse impact on our results of operations and financial condition. We also compete to supply products for successor models and are subject to the risk that GM or Ford will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.

In addition, our sales to GM and Ford, can be impacted by work stoppages, such the United Auto Workers (“UAW”) labor strike at GM in the fall of 2019. This labor strike at GM adversely impacted our results of operations in fiscal 2020.

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

Failure to attract and retain qualified personnel could affect our results.

Our success, both generally and in connection with mergers and acquisitions, depends on our ability to attract, retain, and motivate a highly-skilled and diverse management team and workforce. Failure to ensure that we have the depth and breadth of personnel with the necessary skill set and experience could impede our ability to deliver growth objectives and execute our strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder our ability to conduct research activities successfully and develop marketable products.

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

We have currency exposures related to transactions denominated in currencies other than the local currencies of the countries in which we operate. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of our foreign subsidiaries are reported in current period income. In the future, unfavorable changes in exchange rate relationships between the functional currencies of our subsidiaries and their non-functional currency denominated assets and liabilities could have an adverse impact on our results of operations and financial condition. While we seek to manage our foreign exchange risk through operational means by matching revenue with same-currency costs, this may not always be effective. We currently do not use third-party derivative financial instruments to mitigate the risk of transactional currency fluctuations. As a result, significant fluctuations in relative currency values, in particular against the value of the U.S. dollar, could have an adverse effect on our results of operations and financial condition.

We are also subject to currency translation risk as we are required to translate the financial statements of our foreign subsidiaries to U.S. dollars. We report the effect of translation for our foreign subsidiaries with a functional currency other than the U.S. dollar as a separate component of stockholders' equity. Unfavorable changes in the exchange rate relationship between the U.S. dollar and the functional currencies of our foreign subsidiaries could have an adverse impact on our results of operations and financial condition.

A significant portion of our business activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International operations represent a significant portion of our business. Sales outside the U.S. represent a material amount of our consolidated net sales, and we expect net sales outside the U.S. to continue to represent a significant portion of our consolidated net sales. Outside of the U.S., we operate manufacturing facilities in Belgium, Canada, China, Egypt, Malta, Mexico, the Netherlands and the United Kingdom.

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

•	changes in foreign or domestic government leadership;
•	changes in foreign or domestic laws or regulations impacting our overall business model or restricting our ability to manufacture, purchase or sell our products;
•	changes in domestic or foreign tax laws;
•	changes in foreign currency exchange rates and interest rates;
•	economic downturns in foreign countries or geographic regions where we have significant operations, such as China, Egypt, Malta and Mexico;
•	significant changes in conditions in the countries in which we operate with the effect of competition from new market entrants;
•	uncertainty related to the United Kingdom’s withdrawal from the European Union;
•	impact of compliance with U.S. and other foreign countries’ export controls and economic sanctions;
•	liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws;
•	differing labor regulations and union relationships;
•	logistical and communications challenges; and
•	differing protections for our intellectual property.

Any of these factors may have an adverse effect on our international operations which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business is subject to costs associated with environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our current and former operations and facilities have been, and are being, operated in compliance, in all material respects, with such laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of our manufacturing facilities entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities.

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

War, terrorism, geopolitical uncertainties, public health issues (such as the COVID-19 pandemic), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers, thereby creating delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by shutdowns, shelter in place orders, more stringent travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. While we may purchase insurance policies to cover the direct economic impact experienced following a natural disaster occurring at one of our own facilities, there can be no assurance that such insurance policies will cover the full extent of our financial loss nor will they cover losses which are not economic in nature such as, for example, our reputation as a reliable supplier.

Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial statements.

A significant portion of our long-term assets consists of goodwill and long-lived assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make certain assumptions about sales, operating margins, growth rates, and discount rates. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience business disruptions, unexpected significant declines in operating results, a divestiture of a significant component of our business, or declines in market capitalization.

We also continually evaluate whether events or circumstances have occurred that indicate our long-lived assets may be impaired. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.

In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations. The impact of the COVID-19 pandemic may adversely impact our future projections, which may increase the requirement to record an impairment.

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

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. Acquisitions may also increase our debt levels. This could result in lower than expected business growth or higher than anticipated costs. In addition, acquisitions or strategic divestitures may:

•	cause a disruption in our ongoing business;
•	cause dilution of our common stock;
•	distract our management; or
•	unduly burden other resources in our company.

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

Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact our results of operations and financial condition.

Significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and results of operations. Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. Based on the status of these audits and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Any negative or unexpected outcomes of these examinations and audits could have a material adverse impact on our results of operations and financial condition.

Changes in our effective tax rate may adversely impact our results of operations.

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill and long-lived assets;
•	changes in available tax credits;
•	changes in tax laws or interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses; and
•	changes in U.S. generally accepted accounting principles ("GAAP").

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

Our operations could be negatively impacted by service interruptions, data corruption or misuse, cyber-based attacks, or network security breaches.

We face certain security threats relating to the confidentiality and integrity of our information technology (“IT”) systems. Despite implementation of security measures, our IT systems may be vulnerable to damage from computer viruses, cyber-attacks and other unauthorized access, and these security breaches could result in a disruption to our operations. A material network breach of our IT systems could involve the theft of our and our customers' intellectual property or trade secrets which may be used by competitors to develop competing products. To the extent that any security breach results in a loss or damage to data, or inappropriate disclosure of confidential or proprietary information, it could cause significant damage to our reputation, affect our customer relations, lead to claims against us, increase our costs to protect against future damage and could result in a material adverse effect on our business and financial position.

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

The General Data Privacy Regulation (“GDPR”) of the European Union creates a range of compliance obligations applicable to the collection, use, retention, security, processing and transfer of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the U.S., enhances enforcement authority and imposes large penalties for noncompliance.

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

Reorganization activities may lead to additional costs and material adverse effects.

In the past, we have taken actions to restructure and optimize our production and manufacturing capabilities and efficiencies through relocations, consolidations, plant closings or asset sales. In the future, we may take additional restructuring actions including the consolidating, closing or selling of additional facilities. These actions could result in impairment charges and various charges for such items as idle capacity, disposition costs and severance costs, in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect on our business, financial condition and results of operations.

Our technology-based businesses and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales could decline.

The markets in which we operate are highly competitive and characterized by rapid changes due to technological improvements and developments. We compete with a large number of other manufacturers in each of our product areas and many of these competitors have greater resources and sales. Price, service and product performance are significant elements of competition in the sale of our products. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could materially adversely affect our business, financial condition and results of operations.

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

We cannot guarantee that the recently acquired Grakon businesses will be successful or that we can implement and profit from any new applications of the acquired technology.

We acquired Grakon Parent, Inc. (“Grakon”) on September 12, 2018. As a result, we now manufacture LED-based lighting in North America and Asia, which are expected to aid in our expansion in the automotive and commercial vehicle sectors. The markets for the products these companies produce are competitive and rapidly changing. If we do not keep pace with technological innovations in the industry, our products may not be competitive, and our revenue and operating results may suffer. Furthermore, while we intend to expand these businesses by integrating the acquired technologies into additional automotive and other applications, we can make no guarantee that such ventures will be successful or profitable.

Performance-based stock awards under our long-term incentive plan have required significant adjustments to compensation expense in our consolidated statements of income. Any future performance-based stock awards issued under our long-term incentive plan could require similar adjustments. The adjustments could be material our financial statements.

In general, performance-based stock-based compensation expense under our long-term incentive plans is recognized over the vesting period based on the projected probability of achievement of the threshold, target or maximum performance level. In each period, the stock-based compensation expense may be adjusted, as necessary, in response to changes in our forecast with respect to the performance level. If required, we will record additional compensation expense, or a reversal of compensation expense, relating to prior periods. The stock-based compensation expense adjustments could be material to the financial statements.

We have incurred a significant amount of indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity. The COVID-19 pandemic could also adversely impact our liquidity.

Our primary sources of liquidity are cash generated from operations and availability under our revolving credit facility. Our senior unsecured credit agreement consists of a $200.0 million revolving credit facility and a $250.0 million term loan. On March 23, 2020, we drew down $100.0 million under the revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. As of May 2, 2020, $339.7 million in principal was outstanding under these financing arrangements and we had $91.4 million of availability remaining under the revolving credit facility. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. The senior unsecured credit agreement provides for variable rates of interest based on the type of borrowing and our debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

Further, the impacts of the COVID-19 pandemic have caused significant uncertainty and volatility in the credit markets. Our senior unsecured credit agreement provides an option to increase the size of our revolving credit facility and term loan by an additional $200.0 million, subject to customary conditions and approval of the lenders providing the new commitments. There can be no assurance that lenders will approve additional commitments under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our prospects.

Our senior unsecured credit agreement imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lenders’ consent before we can, among other things and subject to certain exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate certain acquisitions, dispositions, mergers or consolidations; (iii) make any material change in the nature of our business; (iv) enter into certain transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay cash dividends  to our stockholders when a default exists or certain financial covenants are not maintained.

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

The replacement or modification of LIBOR as a reference rate could increase our interest expense in the future.

The London Inter-Bank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. LIBOR is currently used as the reference rate on our senior unsecured credit agreement, which matures in September 2023. Currently, no replacement rate has been identified. The transition from LIBOR could result in higher interest expense than has historically been recognized.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois. As of May 2, 2020, we leased or owned 42 operating facilities. We believe our space is in good condition and adequate to meet our current and reasonably anticipated future needs. The following table provides details regarding our significant properties as of May 2, 2020:

Location	Segment(s)	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Automotive	Manufacturing and Warehousing	Owned	153,000
Dongguan, China	Automotive and Industrial	Manufacturing	Leased	197,000
Shanghai, China	Automotive and Industrial	Manufacturing	Leased	194,333
Cairo, Egypt	Automotive and Industrial	Manufacturing	Leased	176,780
Mriehel, Malta	Automotive and Industrial	Manufacturing	Leased	299,290
Fresnillo, Mexico	Automotive	Manufacturing	Leased	86,150
Monterrey, Mexico	Automotive, Industrial and Interface	Manufacturing	Leased	291,974
Santa Catarina Nuevo Léon, Mexico	Automotive	Manufacturing	Leased	128,038
McAllen, Texas	Automotive and Interface	Warehousing	Leased	93,647
Rolling Meadows, Illinois	Industrial	Manufacturing	Owned	89,000
Seattle, Washington	Automotive and Industrial	Warehousing	Leased	61,767

Item 3. Legal Proceedings

From time to time, we have and may become involved in various litigation matters, including administrative proceedings, regulatory proceedings, environmental matters, and commercial disputes. The impact and outcome of litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business. We are not currently aware of any legal proceedings or claims to which we are a party or to which our property is subject that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	64	Chief Executive Officer since 2004 and President and Director since 2001.
Ronald L.G. Tsoumas	59	Chief Financial Officer of the Company since 2018; prior thereto, served as Controller of the Company from 2007 to 2018.
Andrea J. Barry	57	Chief Human Resources Officer of the Company since 2017; prior thereto, served as CHRO for Wirtz Beverage Group from 2013 to 2016.
Michael S. Brotherton	43

President, Grakon from 2018 to June 2020; prior thereto, served as Vice President and General Manager, North American Automotive, from 2010 to 2018. On June 11, 2020, Mr. Brotherton ceased to be employed by the Company.

Timothy R. Glandon	56	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.
Joseph E. Khoury	56	Chief Operating Officer of the Company since 2018; prior thereto, served as Senior Vice President since 2015, and as Vice President and General Manager of European Operations from 2004 to 2015.
Anil V. Shetty	54	President, Dabir Surfaces since 2018; prior thereto, Vice President and General Manager, Asia, from 2015, and Executive Managing Director, Asia from 2011 to 2015.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "MEI."  As of June 16, 2020, we had 382 holders of record of our common stock.

Dividends

While we currently expect that quarterly cash dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations and liquidity position.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for certain information relating to our equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning May 2, 2015 to May 2, 2020, as compared with that of the NYSE Composite Index (“NYSE Index”) and a selected peer group of comparable, publicly traded companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and that $100 was invested on May 2, 2015. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

	May 2,	April 30,	April 29,	April 28,	April 27,	May 2,
Company/Index	2015	2016	2017	2018	2019	2020

Methode Electronics, Inc.	$100.00	$69.07	$104.48	$96.03	$70.48	$69.54
NYSE Index	100.00	98.56	113.24	126.27	137.77	122.55
Peer Group *	100.00	87.54	124.92	125.00	137.09	108.06

* The peer group consists of Belden Inc., CTS Corporation, Dorman Products, Inc., Franklin Electric Company, Inc., Gentherm Incorporated, Benchmark Electronics, Kemet Corporation, LCI Industries, Littelfuse, Inc., MTS Systems Corporation, OSI Systems, Inc., Rogers Corporation, Standard Motor Products, Inc., Stoneridge, Inc. and TTM Technologies, Inc.

Item 6. Selected Financial Data

The following selected financial data were derived from our audited consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Annual Report. Fiscal 2020 represented 53 weeks, while fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016 represented 52 weeks.

	Fiscal Year Ended
(In Millions, Except Per Share Amounts)	May 2, 2020 (1)	April 27, 2019 (2)	April 28, 2018 (3)	April 29, 2017 (4)	April 30, 2016 (5)
Statement of Income Data:
Net Sales	$1,023.9	$1,000.3	$908.3	$816.5	$809.1
Income before Income Taxes	148.7	103.6	123.8	115.9	110.9
Income Tax Expense	25.3	12.0	66.6	23.0	26.3
Net Income	123.4	91.6	57.2	92.9	84.6
Per Common Share Data:
Basic Net Income	3.28	2.45	1.54	2.49	2.21
Diluted Net Income	3.26	2.43	1.52	2.48	2.20
Dividends	0.44	0.44	0.40	0.36	0.36
Book Value	20.84	18.43	16.82	14.53	12.61
Balance Sheet Data:
Cash and Cash Equivalents	217.3	83.2	246.1	294.0	227.8
Total Assets	1,370.6	1,231.7	915.9	704.0	655.9
Total Debt	352.1	292.6	57.8	27.0	57.0
Total Equity	783.4	689.7	630.0	541.1	470.1
Cash Flow Data:
Cash Provided by Operating Activities	140.6	102.0	117.8	145.2	110.7
Cash Used in Investing Activities	(44.5)	(470.8)	(179.0)	(21.7)	(21.6)
Cash Provided by (Used in) Financing Activities	41.7	217.4	(12.7)	(47.0)	(28.7)

(1)

Fiscal 2020 includes $5.4 million of pre-tax legal expense relating to the Hetronic litigation. Fiscal 2020 also includes income of $9.9 million for an international government grant for maintaining certain employment levels during the period and a $5.2 million stock-based compensation expense reversal related to RSA compensation expense.

(2)

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

(3)

Fiscal 2018 includes $8.1 million of pre-tax legal expense relating to the Hetronic litigation. Fiscal 2018 also includes pre-tax acquisition expenses of $6.8 million related to the acquisitions of Procoplast and Pacific Insight, income of $7.3 million for an international government grant for maintaining certain employment levels during the period and a $6.0 million stock-based compensation benefit related to the re-estimation of RSA compensation expense based upon threshold levels of performance. The results for fiscal 2018 also includes a provisional estimated tax charge of $53.7 million as a result of U.S. Tax Reform and a tax benefit of $9.8 million for foreign investment tax credits.

(4)

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

(5)	Fiscal 2016 includes $9.9 million of pre-tax legal expense relating to the Hetronic litigation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. You should read the following discussion and analysis in conjunction with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included in this Annual Report. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements because of a variety of factors, including those set forth under Item 1A. “Risk Factors” of this Annual Report. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.

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

Our business is managed, and our financial results are reported, based on the following four segments: Automotive, Industrial, Interface and Medical. For more information regarding the business and products of these segments, see “Item 1. Business” of this Annual Report.

Our components are found in the primary end-markets of the aerospace, appliance, automotive, commercial vehicle, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impacts of COVID-19 at the beginning of our fourth quarter of fiscal 2020 at our China manufacturing facilities, which were initially closed for a few weeks after the Chinese New Year. Our manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to our business from the COVID-19 pandemic began in mid-March 2020, as our operations in North America and Europe were adversely impacted by many of our customers suspending their manufacturing operations due to the COVID-19 pandemic. As a result, net sales and production levels at our major North American and European manufacturing facilities were significantly reduced to well below capacity, thus impacting our results of operations during the fourth quarter of fiscal 2020.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

•	Reduction of payroll costs through a combination of temporary salary reductions, four-day work weeks and furloughs;
•	Elimination of most business travel and restriction of visitors to our facilities;
•

Enhanced cleaning and disinfection procedures at our facilities, temperature checks for our workers before they enter our manufacturing facilities, promotion of social distancing at our facilities and requirements for employees to work from home where possible;

•	Reduction of capital expenditures;
•	Deferral of discretionary spending; and
•

The draw-down of $100.0 million available under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the automotive and commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will adversely impact our results for the first quarter of fiscal 2021, as well as the full fiscal year, and that impact could be material.

Grakon Transaction

On September 12, 2018, we acquired 100% of the stock of Grakon for $422.1 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed exterior lighting solutions and highly styled engineered components, with locations in Canada, China, the Netherlands and the United Kingdom. Grakon’s manufacturing capabilities and products help diversify our product offerings and expand the Industrial segment, which is a key component of our strategic direction. Grakon’s results have been included in the Automotive and Industrial segments from the effective date of the acquisition. Grakon’s results are included for the entire period in fiscal 2020 and only for seven and a half-months in fiscal 2019.

Results of Operations

We maintain our financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. For fiscal 2020, our accounting period included 53 weeks and ended on May 2, 2020. For fiscal 2019 and fiscal 2018, our accounting period included 52 weeks and ended on April 27, 2019 and April 28, 2018, respectively. The following discussions of comparative results among periods should be reviewed in this context.

A detailed comparison of our results of operations between fiscal 2019 and fiscal 2018 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on June 20, 2019.

Results of Operations for the Fiscal Year Ended May 2, 2020 compared to the Fiscal Year Ended April 27, 2019.

Consolidated Results

Below is a table summarizing results for the fiscal years ended:

	May 2, 2020	April 27, 2019	Net Change	Net Change
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	($)	(%)
Net Sales	$1,023.9	$1,000.3	$23.6	2.4%
Cost of Products Sold	741.0	734.5	6.5	0.9%
Gross Profit	282.9	265.8	17.1	6.4%
Selling and Administrative Expenses	116.8	142.9	(26.1)	(18.3)%
Amortization of Intangibles	19.0	16.1	2.9	18.0%
Interest Expense, Net	10.1	8.3	1.8	21.7%
Other Income, Net	(11.7)	(5.1)	(6.6)	129.4%
Income Tax Expense	25.3	12.0	13.3	110.8%
Net Income	$123.4	$91.6	$31.8	34.7%

	May 2, 2020	April 27, 2019
Percent of sales:	(53 Weeks)	(52 Weeks)
Net Sales	100.0%	100.0%
Cost of Products Sold	72.4%	73.4%
Gross Profit	27.6%	26.6%
Selling and Administrative Expenses	11.4%	14.3%
Amortization of Intangibles	1.9%	1.6%
Interest Expense, Net	1.0%	0.8%
Other Income, Net	(1.1)%	(0.5)%
Income Tax Expense	2.5%	1.2%
Net Income	12.1%	9.2%

Net Sales. Consolidated net sales increased by $23.6 million, or 2.4%, to $1,023.9 million in fiscal 2020, compared to $1,000.3 million in fiscal 2019. The acquisition of Grakon increased net sales by $76.2 million, while the impact of foreign currency translation decreased net sales by $13.9 million. The weaker euro and Chinese renminbi impacted foreign currency translation. Excluding the acquisition of Grakon and foreign currency translation, net sales decreased by $38.7 million, primarily due to the adverse impacts from the UAW labor strike at GM and the negative impact of the COVID-19 pandemic on net sales during our fourth fiscal quarter.

Cost of Products Sold. Consolidated cost of products sold increased by $6.5 million, or 0.9%, to $741.0 million (72.4% of sales) in fiscal 2020, compared to $734.5 million (73.4% of sales) in fiscal 2019. The acquisition of Grakon increased cost of products sold by $46.4 million, while the impact of foreign currency translation decreased cost of products sold by $8.7 million. Excluding the acquisition of Grakon and foreign currency translation, cost of products sold decreased by $31.2 million, primarily due to lower sales volumes. Consolidated cost of products sold in fiscal 2019 included $5.6 million of purchase accounting adjustments related to Grakon inventory and $2.8 million of costs related to initiatives to reduce overall costs and improve operational profitability.

Gross Profit. Gross profit increased by $17.1 million, or 6.4%, to $282.9 million (27.6% of sales) in fiscal 2020, compared to $265.8 million (26.6% of sales) in fiscal 2019. The acquisition of Grakon increased gross profit by $29.8 million, while the impact of foreign currency translation decreased gross profit by $5.2 million. Excluding the acquisition of Grakon and foreign currency translation, gross profit decreased by $7.5 million, primarily due to lower sales in the Automotive segment as a result of the UAW labor strike at GM and lower sales of radio remote control products in the Industrial segment, partially offset by the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. Gross profit was also negatively impacted in our fourth fiscal quarter by the negative impact of the COVID-19 pandemic on net sales.

Selling and Administrative Expenses. Selling and administrative expenses decreased by $26.1 million, or 18.3%, to $116.8 million (11.4% of sales) in fiscal 2020, compared to $142.9 million (14.3% of sales) in fiscal 2019. The impact of foreign currency translation decreased selling and administrative expenses by $1.3 million, which was partially offset by the acquisition of Grakon which increased selling and administrative expenses by $1.1 million. Excluding foreign currency translation and the acquisition of Grakon, selling and administrative expenses decreased by $25.9 million. The decrease was primarily due to lower stock-based compensation expense, professional fees and salaries. Stock-based compensation expense decreased by $13.7 million, as fiscal 2020 included a $5.2 million reversal of stock-based compensation expense related to prior years, while fiscal 2019 included a $7.4 million accrual adjustment expense related to prior years. For further information, see Note 13, "Shareholders Equity,” to the consolidated financial statements included in this Annual Report. Professional fees were higher in fiscal 2019 primarily due to transaction costs associated with the acquisition of Grakon. Salaries were lower in fiscal 2020 due to lower incentive compensation expense and actions taken with respect to salaries as a result of the COVID-19 pandemic. In addition, in fiscal 2020, we realized benefits from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In fiscal 2019, we incurred $4.0 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $1.2 million of expenses incurred in fiscal 2020.

Amortization of Intangibles. Amortization of intangibles increased by $2.9 million, or 18.0%, to $19.0 million in fiscal 2020, compared to $16.1 million in fiscal 2019. The increase was due to amortization expense related to the Grakon acquisition, partially offset by lower amortization expense in the Interface segment.

Interest Expense, Net. Interest expense, net was $10.1 million in fiscal 2020, compared to $8.3 million in fiscal 2019. The increase was due to higher average borrowings in fiscal 2020 compared to fiscal 2019, partially offset by lower average interest rates.

Other Income, Net. Other income, net increased by $6.6 million to $11.7 million in fiscal 2020, compared to $5.1 million in fiscal 2019. The increase was primarily due to higher income from international government grants of $11.6 million in fiscal 2020 compared to $5.8 million in fiscal 2019. Approximately $1.7 million of the international government grants relates to assistance provided with respect to the COVID-19 pandemic. The remaining $9.9 million of international government grants in fiscal 2020 relate to maintaining certain employment levels. In fiscal 2020, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million. In addition, net foreign exchange losses were $3.1 million in fiscal 2020, compared to $1.4 million in fiscal 2019.

Income Tax Expense. Income tax expense increased by $13.3 million, or 110.8%, to $25.3 million in fiscal 2020, compared to $12.0 million in fiscal 2019. Our effective tax rate increased to 17.0% in fiscal 2020, compared to 11.6% in fiscal 2019. The increase was primarily related to the higher pre-tax income from the Grakon acquisition in fiscal 2020 and an increase in tax reserves. The effective tax rate in fiscal 2019 was lower primarily due to a tax benefit related to the finalization of the transition tax from U.S. Tax Reform and investment tax credits generated from a non-U.S. location.

Net Income. Net income increased by $31.8 million, or 34.7%, to $123.4 million in fiscal 2020, compared to $91.6 million in fiscal 2019. Net income increased as a result of the reasons described above.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the fiscal years ended:

	May 2, 2020	April 27, 2019	Net Change	Net Change
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	($)	(%)
Net Sales	$712.1	$734.7	$(22.6)	(3.1)%
Gross Profit	$178.2	$188.3	$(10.1)	(5.4)%
Income from Operations	$124.4	$126.3	$(1.9)	(1.5)%

	May 2, 2020	April 27, 2019
Percent of sales:	(53 Weeks)	(52 Weeks)
Net Sales	100.0%	100.0%
Gross Profit	25.0%	25.6%
Income from Operations	17.5%	17.2%

Net Sales. Automotive segment net sales decreased by $22.6 million, or 3.1%, to $712.1 million in fiscal 2020, from $734.7 million in fiscal 2019. Net sales were negatively impacted in our fourth fiscal quarter as a result of the COVID-19 pandemic. Net sales decreased in North America by $25.2 million, or 5.5%, to $435.6 million in fiscal 2020, compared to $460.8 million in fiscal 2019. The decrease was primarily due to the adverse impact from the COVID-19 pandemic and the adverse impact from the UAW labor strike at GM, partially offset by higher sales from the Grakon acquisition. Net sales in Europe increased by $6.4 million, or 3.3%, to $202.1 million in fiscal 2020, compared to $195.7 million in fiscal 2019. The weaker euro decreased net sales in Europe by $7.6 million. Excluding the impact of foreign currency translation, net sales in Europe increased by $14.0 million primarily due to higher sales volumes of sensor and switch products, partially offset by the adverse impact of the COVID-19 pandemic. Net sales in Asia decreased by $3.8 million, or 4.9%, to $74.4 million in fiscal 2020, compared to $78.2 million in fiscal 2019. The weaker Chinese renminbi decreased net sales in Asia by $2.6 million. Excluding foreign currency translation, net sales in Asia decreased by $1.2 million, primarily due to lower sales of our sensor and transmission lead-frame assembly products and the adverse impact of the COVID-19 pandemic, partially offset by the launch of touchscreen product sales to an Asian automobile OEM.

Gross Profit. Automotive segment gross profit decreased by $10.1 million, or 5.4%, to $178.2 million in fiscal 2020, compared to $188.3 million in fiscal 2019. Gross profit margin decreased slightly to 25.0% in fiscal 2020, from 25.6% in fiscal 2019. The decrease in gross profit margin was primarily due to the adverse impact from the UAW labor strike at GM, the impact of the COVID-19 pandemic in our fourth fiscal quarter and product mix. Gross profit was also negatively impacted by $3.8 million from the weaker euro and Chinese renminbi. This was partially offset by higher gross profit from the Grakon acquisition and the benefits realized from initiatives taken in fiscal 2019 to reduce overall costs and improve operational profitability. In fiscal 2019, we incurred $2.7 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.6 million of expenses incurred in fiscal 2020.

Income from Operations. Automotive segment income from operations decreased by $1.9 million, or 1.5%, to $124.4 million in fiscal 2020, compared to $126.3 million in fiscal 2019. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative costs and the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019.

Industrial Segment Results

Below is a table summarizing results for the fiscal years ended:

	May 2, 2020	April 27, 2019	Net Change	Net Change
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	($)	(%)
Net Sales	$251.4	$206.8	$44.6	21.6%
Gross Profit	$95.0	$68.6	$26.4	38.5%
Income from Operations	$59.4	$37.4	$22.0	58.8%

	May 2, 2020	April 27, 2019
Percent of sales:	(53 Weeks)	(52 Weeks)
Net Sales	100.0%	100.0%
Gross Profit	37.8%	33.2%
Income from Operations	23.6%	18.1%

Net Sales. Industrial segment net sales increased by $44.6 million, or 21.6%, to $251.4 million in fiscal 2020, compared to $206.8 million in fiscal 2019. The acquisition of Grakon increased net sales by $44.3 million, while the impact of foreign currency translation decreased net sales by $3.7 million. Excluding the acquisition of Grakon and foreign currency translation, net sales increased by $4.0 million despite the adverse impact from the COVID-19 pandemic in our fourth fiscal quarter. The increase was primarily due to higher sales volumes of busbar products, partially offset by lower sales volumes of radio remote control products.

Gross Profit. Industrial segment gross profit increased by $26.4 million, or 38.5%, to $95.0 million in fiscal 2020, compared to $68.6 million in fiscal 2019. Gross profit margin increased to 37.8% in fiscal 2020, from 33.2% in fiscal 2019. The increase in gross profit margin was primarily due to a favorable product mix relating to our Grakon and busbar businesses, partially offset by reduced radio remote control sales volumes. Gross profit in fiscal 2019 also included $5.6 million of purchase accounting adjustments related to the acquisition of Grakon.

Income from Operations. Industrial segment income from operations increased by $22.0 million, or 58.8%, to $59.4 million in fiscal 2020, compared to $37.4 million in fiscal 2019. The acquisition of Grakon accounted for $21.0 million of the increase.

Interface Segment Results

Below is a table summarizing results for the fiscal years ended:

	May 2, 2020	April 27, 2019	Net Change	Net Change
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	($)	(%)
Net Sales	$58.8	$57.7	$1.1	1.9%
Gross Profit	$10.0	$7.8	$2.2	28.2%
Income (Loss) from Operations	$5.6	$(0.3)	$5.9	N/M*

	May 2, 2020	April 27, 2019
Percent of sales:	(53 Weeks)	(52 Weeks)
Net Sales	100.0%	100.0%
Gross Profit	17.0%	13.5%
Income (Loss) from Operations	9.5%	(0.5)%

*N/M equals non-meaningful

Net Sales. Interface segment net sales increased by $1.1 million, or 1.9%, to $58.8 million in fiscal 2020, compared to $57.7 million in fiscal 2019. Net sales increased primarily due to modestly higher sales volumes of appliance products and our legacy data solutions products.

Gross Profit. Interface segment gross profit increased by $2.2 million, or 28.2%, to $10.0 million in fiscal 2020, compared to $7.8 million in fiscal 2019. Gross profit margin increased to 17.0% in fiscal 2020, from 13.5% in fiscal 2019. The increase relates to higher sales volumes of appliance products and our legacy data solutions products.

Income (Loss) From Operations. Interface segment income from operations increased by $5.9 million to income of $5.6 million in fiscal 2020, compared to a loss of $0.3 million in fiscal 2019. The increase was due to higher gross profit, lower amortization of intangibles and lower selling and administrative expenses as a result of the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019.

Medical Segment Results

Below is a table summarizing results for the fiscal years ended:

	May 2, 2020	April 27, 2019	Net Change	Net Change
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	($)	(%)
Net Sales	$1.6	$1.1	$0.5	45.5%
Gross Profit	$(1.5)	$(2.8)	$1.3	46.4%
Loss from Operations	$(6.0)	$(8.6)	$2.6	30.2%

Net Sales. The Medical segment had $1.6 million of net sales in fiscal 2020, compared to $1.1 million of net sales in fiscal 2019. Higher net sales were due to increased sales volumes.

Gross Profit. Medical segment gross profit was a loss of $1.5 million in fiscal 2020, compared to a loss of $2.8 million in fiscal 2019. The improvement primarily relates to lower engineering costs and wages incurred during the period and higher sales volumes.

Loss from Operations. Medical segment loss from operations decreased by $2.6 million to $6.0 million in fiscal 2020, compared to $8.6 million in fiscal 2019. The decrease was due to lower selling and administrative expenses and an improvement in gross profit. Selling and administrative expenses were lower due to the benefits of initiatives to reduce overall costs and improve operational profitability taken in fiscal 2019. In fiscal 2019, we incurred $0.9 million of expenses related to initiatives to reduce overall costs and improve operational profitability versus $0.1 million of expenses incurred in fiscal 2020.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, in the event that economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, our liquidity position could be severely impacted.

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. On March 23, 2020, we drew down $100.0 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. As of May 2, 2020, $108.5 million in principal was outstanding under the revolving credit facility and we have $91.4 million of availability under the revolving credit facility. As of May 2, 2020, $231.2 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of May 2, 2020. For further information, see Note 10, "Debt," to the consolidated financial statements included in this Annual Report.

Our senior unsecured credit agreement provides an option to increase the size of our revolving credit facility and term loan by an additional $200.0 million, subject to customary conditions and approval of the lenders providing the new commitments. There can be no assurance that lenders will approve additional commitments under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

At May 2, 2020, we had $217.3 million of cash and cash equivalents, of which $47.0 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating material additional income tax expense.

Cash Flows

Cash flow is summarized below:

	Fiscal Year Ended
	May 2, 2020	April 27, 2019
(Dollars in Millions)	(53 Weeks)	(52 Weeks)
Operating activities:
Net Income	$123.4	$91.6
Non-cash Items	56.7	52.6
Changes in Operating Assets and Liabilities	(39.5)	(42.2)
Net Cash Provided by Operating Activities	140.6	102.0
Net Cash Used in Investing Activities	(44.5)	(470.8)
Net Cash Provided by Financing Activities	41.7	217.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.7)	(11.5)
Net Increase (Decrease) in Cash and Cash Equivalents	134.1	(162.9)
Cash and Cash Equivalents at Beginning of the Year	83.2	246.1
Cash and Cash Equivalents at End of the Year	$217.3	$83.2

Operating Activities

Net cash provided by operating activities increased by $38.6 million to $140.6 million in fiscal 2020, compared to $102.0 million in fiscal 2019. The increase was primarily due to a positive net change in net income after non-cash adjustments of $35.9 million and a net positive change in operating assets and liabilities of $2.7 million. The changes in operating assets and liabilities was primarily due to lower accounts receivable and prepaid expenses and other assets, offset by higher inventories and lower accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities of $44.5 million in fiscal 2020 primarily represents capital expenditures of $45.1 million. Net cash used in investing activities of $470.8 million in fiscal 2019 primarily relates to the acquisition of Grakon of $422.1 million and capital expenditures of $49.8 million.

Financing Activities

The decrease in net cash provided by financing activities in fiscal 2020, compared to fiscal 2019, was primarily due to lower net borrowings under our senior unsecured credit agreement. Higher borrowings in fiscal 2019 primarily related to the funding for the Grakon acquisition.

Contractual Obligations

The following table summarizes contractual obligations and commitments, as of May 2, 2020:

	Payments Due By Period
(Dollars in Millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance Leases	$1.4	$0.5	$0.8	$0.1	$—
Operating Leases	29.7	6.6	11.1	6.3	5.7
Debt (1)	354.3	15.3	28.3	307.9	2.8
Estimated Interest on Debt (2)	19.6	6.0	11.3	2.1	0.2
Deferred Compensation	6.7	1.2	2.3	1.2	2.0
Total	$411.7	$29.6	$53.8	$317.6	$10.7

(1)	Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in September 2023.
(2)	Amounts represent estimated contractual interest payments on outstanding debt. Interest rates in effect as of May 2, 2020 are used for floating-rate debt.

We enter into agreements with suppliers to assist us in meeting our customers' production needs. These agreements vary as to duration and quantity commitments. Historically, most have been short-term agreements, which do not provide for minimum purchases, or are requirements-based contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Legal Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties.

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in our favor. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. The final judgment is subject to post-trial motions and possible appeal. Once the automatic stay has expired and assuming that defendants are not granted a further stay pending appeal, we will work with counsel to collect on the judgment. As with any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.

We incurred legal fees of $5.4 million, $3.5 million and $8.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses and as part of the Industrial segment.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that can affect amounts reported in the consolidated financial statements and notes. In preparing our consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. The full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated for these key estimates and assumptions. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent that there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Revenue Recognition. Most of our revenue is recognized at a point in time. We have determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where we transfer products to a customer location but retain ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

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

Impairment of Goodwill. Goodwill is not amortized but is tested for impairment on at least an annual basis. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit to its carrying amount including goodwill. An impairment of goodwill exists if the carrying amount of the reporting unit exceeds its fair value. The impairment loss is the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit. In performing the goodwill impairment test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount.

Qualitative factors include, but are not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that a reporting unit's fair value is less than the carrying amount. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We may also elect to proceed directly to the quantitative assessment without considering such qualitative factors.

For the quantitative assessment, fair values are primarily established using a discounted cash flow methodology (specifically, the income approach and market approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years, involve a greater degree of uncertainty.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

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

New Accounting Pronouncements

For more information regarding new applicable accounting pronouncements, see Note 1, "Description of Business and Summary of Significant Accounting Policies," to the consolidated financial statements included in this Annual Report

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from foreign currency exchange, interest rates, and commodity prices, which could affect our operating results, financial position and cash flows. We manage a portion of these risks through use of derivative financial instruments in accordance with our policies. We do not enter into derivative financial instruments for trading purposes.

Foreign Currency Risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi. A hypothetical 10% adverse change in foreign currency exchange rates could have impacted our income before income taxes by $9.0 million and $8.5 million at May 2, 2020 and April 27, 2019, respectively. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of May 2, 2020, the cumulative net currency translation adjustments reduced shareholders’ equity by $26.9 million and as of April 27, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $13.6 million. In addition, in April 2020, we entered into a Euro denominated cross-currency swap as a net investment hedge to reduce exposure to translational exchange rate risk. As of May 2, 2020, we recorded a deferred loss, net of tax, of $1.0 million related to the cross-currency swap.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our senior unsecured credit agreement, under which we had $339.7 million of net borrowings at May 2, 2020, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our senior unsecured credit agreement would result in increased annual interest expense of $3.4 million.

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are filed within this Annual Report under Item 15, “Exhibits, Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectives of the design and operation of our disclosure controls and procedures as of May 2, 2020. As defined in Rules 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 2, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 2, 2020 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of May 2, 2020. Management reviewed the results of its assessment with the Audit Committee. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report is included on page F-4 of this Annual Report.

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

Item 9B. Other Information

Change of Control Agreement with Joseph Khoury.

Effective as of June 26, 2020, the Company and Joseph E. Khoury entered into a Change of Control Agreement (the “Change of Control Agreement”). Pursuant to the Change of Control Agreement, if within two years of a Change of Control (as defined in the Change of Control Agreement), or during a period pending a Change of Control, the Company terminates Mr. Khoury’s employment without Good Cause (as defined in the Change of Control Agreement) or the executive voluntarily terminates his employment for Good Reason (as defined in the Change of Control Agreement), Mr. Khoury is entitled to the following: (i) a lump sum payment in an amount equal to two times his base salary; (ii) a lump sum payment equal to two times the lesser of: (a) his target bonus amount for the fiscal year in which the termination occurs, or (b) the bonus he earned in the prior fiscal year; and (iii) continued participation in the Company’s welfare benefit plans for up to two years. A copy of the Change of Control Agreement is attached hereto as Exhibit 10.22, and this description is qualified by reference to the full text of the Change of Control Agreement.

Executive Officer Transition Award Agreements.

Effective as of June 26, 2020, the Company entered into Transition Award Agreements with Messrs. Duda, Tsoumas and Khoury (the “Transition Agreements”). The Transition Agreements provide for a cash opportunity equal to a multiple of the executive’s base salary as follows: Mr. Duda, 2.0 times; Mr. Tsoumas, 1.5 times; and Mr.  Khoury, 1.75 times. If the executive remains employed by the Company and maintains satisfactory job performance, forty percent (40%) of the transition award will be paid on April 30, 2022 and sixty percent (60%) will be paid on April 29, 2023. If the executive is terminated for cause, resigns or retires prior to April 29, 2023, the executive must repay any transition award amounts paid prior to the termination date. If the executive is terminated without cause, dies or becomes disabled prior to such date, the executive is entitled to any unpaid portion of the transition award. A copy of the Form Transition Award Agreement is attached hereto as Exhibit 10.23 and this description is qualified by reference to the full text of the Form Transition Award Agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters is incorporated by reference herein to the definitive proxy statement for our 2020 annual meeting under the captions “Proposal One Election of Directors” and “Corporate Governance”. The information required by this item regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee is incorporated by reference herein to the definitive proxy statement for our 2020 annual meeting under the captions “Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively.

We have adopted a Code of Business Conduct (the “Code”) that applies to our directors, our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. The Code is publicly available on our website at www.methode.com. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations. The information contained on our website is not incorporated by reference into this Annual Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2020 annual meeting under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Director Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item is incorporated by reference herein to the definitive proxy statement for our 2020 annual meeting under the caption “Security Ownership”.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of May 2, 2020. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	109,768	35.76(1)	1,897,442
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	109,768	$35.76	1,897,442

(1)

The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards and restricted stock units, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2020 annual meeting under the captions “Corporate Governance” and “Other Information”.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2020 annual meeting under the caption “Audit Committee Matters”.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements.

      Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule.

      Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 9, 2004).
3.2	Bylaws of Registrant, as amended and currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1)
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on June 20, 2019).
10.1*	Methode Electronics, Inc. 2004 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004).
10.2*

Change in Control Agreement dated September 1, 2006 between Methode Electronics, Inc. and Donald W. Duda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2006).

10.3*

Change in Control Agreement dated September 14, 2006 between Methode Electronics, Inc. and Timothy R. Glandon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2006).

10.4*

Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 2, 2007).

10.5*

Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Cliff Vesting) effective as of June 18, 2004 between Methode Electronics, Inc. and Donald W. Duda (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 2, 2007).

10.6*

Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of June 15, 2005 between Methode Electronics, Inc. and Donald W. Duda (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2007).

10.7*

Amended and Restated Restricted Stock Unit Award Agreement (Executive Award/Performance Based) effective as of August 7, 2006 between Methode Electronics, Inc. and Donald W. Duda (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2007).

10.8*	Methode Electronics, Inc. 2007 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007).
10.9*

Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L. G. Tsoumas (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on July 17, 2008).

10.10*	Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2009).
10.11*	Methode Electronics, Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2010).
10.12*

Under the 2010 Stock Plan, Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 20, 2010).

10.13*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2010).
10.14*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014).

10.15*

2014 Omnibus Incentive Plan Performance Based Restricted Stock Form Award Agreement - Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.16*

2014 Omnibus Incentive Plan - Restricted Stock Unit Form Award Agreement - Executive Officer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.17*	Form of Amendment to Change in Control Agreement dated November 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).
10.18

Amended and Restated Credit Agreement dated as of September 12, 2018 among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, the Other Lenders Party Hereto and Bank of America Merrill Lynch, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018).

10.19*

Form of First Amendment to Performance Based Restricted Stock Award Agreement dated as of July 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2017).

10.20*

Change in Control Agreement dated June 14, 2017 between Methode Electronics, Inc. and Andrea Barry (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 21, 2018).

10.21*

Change in Control Agreement dated as of December 7, 2018 between the Company and Anil Shetty (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2019).

10.22*	Change in Control Agreement dated as of June 26, 2020 between the Company and Joseph Khoury.
10.23*	Form of Transition Award Agreement.
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Management Compensatory Plan

**   As provided in Rule 406 of Regulation S-T, this information is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under those sections.

*** Submitted electronically with the Report

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ RONALD L.G. TSOUMAS
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:  June 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER J. ASPATORE	Chairman of the Board	June 25, 2020
Walter J. Aspatore

/s/ LAWRENCE B. SKATOFF	Vice Chairman of the Board	June 25, 2020
Lawrence B. Skatoff

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 30, 2020
Donald W. Duda	(Principal Executive Officer)

/s/ RONALD L.G. TSOUMAS	Chief Financial Officer	June 30, 2020
Ronald L.G. Tsoumas	(Principal Financial Officer)

/s/ AMIT N. PATEL	Chief Accounting Officer	June 30, 2020
Amit N. Patel	(Principal Accounting Officer)

/s/ DAVID P. BLOM	Director	June 25, 2020
David P. Blom

/s/ THERESE M. BOBEK	Director	June 25, 2020
Therese M. Bobek
/s/ BRIAN J. CADWALLADER	Director	June 25, 2020
Brian J. Cadwallader

/s/ BRUCE K. CROWTHER	Director	June 25, 2020
Bruce K. Crowther

/s/ DARREN M. DAWSON	Director	June 25, 2020
Darren M. Dawson

/s/ ISABELLE C. GOOSSEN	Director	June 25, 2020
Isabelle C. Goossen

/s/ MARY A. LINDSEY	Director	June 25, 2020
Mary A. Lindsey

/s/ ANGELO V. PANTALEO	Director	June 25, 2020
Angelo V. Pantaleo
/s/ MARK D. SCHWABERO	Director	June 25, 2020
Mark D. Schwabero

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are immaterial and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries (the Company) as of May 2, 2020 and April 27, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 2, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 2, 2020 and April 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 2, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 30, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Grakon Industrial Reporting Unit Goodwill

Description of the Matter

At May 2, 2020, the balance of the Company’s goodwill related to the Grakon Industrial reporting unit was $123.8 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually or when impairment indicators are present at the reporting unit.

Auditing management’s assessment of the estimated fair value of the Industrial reporting unit was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions utilized in the valuation process. The fair value estimate was sensitive to significant assumptions such as revenue growth rates, EBITDA, and the discount rate.  The estimate also included assumptions related to the terminal growth rate, capital expenditures, working capital levels, and other market participant assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill fair value assessment process. This included testing controls over management’s review of the projected financial information and other key assumptions used in the valuation model as well as controls over the carrying value of the Industrial reporting unit.

To test the fair value of the Industrial reporting unit, our audit procedures included, among others, evaluating the Company's use of the income approach, testing the significant assumptions described above used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data. For example, we compared certain significant assumptions to current industry, market and economic trends, historical performance, and other guideline companies within the same industry. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process, and we also involved our valuation specialists to assist in testing certain significant assumptions in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Chicago, Illinois

June 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Methode Electronic Inc. and subsidiaries’ internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Methode Electronics, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 2, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated June 30, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Chicago, Illinois

June 30, 2020

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	May 2, 2020	April 27, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$217.3	$83.2
Accounts Receivable, Less Allowance (2020 - $0.7 and 2019 - $0.9)	188.5	219.3
Inventories	131.0	116.7
Income Taxes Receivable	12.9	14.3
Prepaid Expenses and Other Current Assets	15.9	20.0
TOTAL CURRENT ASSETS	565.6	453.5
LONG-TERM ASSETS
Property, Plant and Equipment, Net	201.9	191.9
Goodwill	231.6	233.3
Other Intangible Assets, Net	244.8	264.9
Operating Lease Assets, Net	23.5	—
Deferred Tax Assets	31.4	34.3
Pre-production Costs	37.1	32.8
Other Long-term Assets	34.7	21.0
TOTAL LONG-TERM ASSETS	805.0	778.2
TOTAL ASSETS	$1,370.6	$1,231.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$73.8	$91.9
Accrued Employee Liabilities	19.1	20.1
Other Accrued Expenses	18.5	33.9
Short-term Operating Lease Liability	5.5	—
Short-term Debt	15.3	15.7
Income Tax Payable	11.6	19.3
TOTAL CURRENT LIABILITIES	143.8	180.9
LONG-TERM LIABILITIES
Long-term Debt	336.8	276.9
Long-term Operating Lease Liability	20.4	—
Long-term Income Taxes Payable	29.3	33.0
Other Long-term Liabilities	15.3	14.8
Deferred Tax Liabilities	41.6	36.4
TOTAL LONG-TERM LIABILITIES	443.4	361.1
TOTAL LIABILITIES	587.2	542.0
SHAREHOLDERS’ EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,438,111 shares and 38,333,576 shares issued as of May 2, 2020 and April 27, 2019, respectively	19.2	19.2
Additional Paid-in Capital	150.7	150.4
Accumulated Other Comprehensive Loss	(26.9)	(13.6)
Treasury Stock, 1,346,624 shares as of May 2, 2020 and April 27, 2019	(11.5)	(11.5)
Retained Earnings	651.9	545.2
TOTAL SHAREHOLDERS' EQUITY	783.4	689.7
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,370.6	$1,231.7

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net Sales	$1,023.9	$1,000.3	$908.3

Cost of Products Sold	741.0	734.5	668.7

Gross Profit	282.9	265.8	239.6

Selling and Administrative Expenses	116.8	142.9	115.7
Amortization of Intangibles	19.0	16.1	5.6

Income from Operations	147.1	106.8	118.3

Interest Expense, Net	10.1	8.3	0.9
Other Income, Net	(11.7)	(5.1)	(6.4)

Income before Income Taxes	148.7	103.6	123.8

Income Tax Expense	25.3	12.0	66.6

Net Income	$123.4	$91.6	$57.2

Basic and Diluted Income per Share:
Basic	$3.28	$2.45	$1.54
Diluted	$3.26	$2.43	$1.52

Cash Dividends per Share	$0.44	$0.44	$0.40

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net Income	$123.4	$91.6	$57.2

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	(12.3)	(27.5)	39.6
Derivative Financial Instruments	(1.0)	—	—
Total Comprehensive Income	$110.1	$64.1	$96.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Shareholders Equity
Balance as of April 29, 2017	38,133,925	$19.1	$132.2	$(25.7)	$(11.5)	$427.0	$541.1
Earned Portion of Restricted Stock, Net of Tax Withholding	51,095	—	—	—	—	(0.2)	(0.2)
Stock-based Compensation Expense	—	—	4.0	—	—	—	4.0
Exercise of Stock Options	13,333	—	0.3	—	—	—	0.3
Adoption of ASU 2016-09	—	—	—	—	—	2.7	2.7
Other Comprehensive Income	—	—	—	39.6	—	—	39.6
Net Income	—	—	—	—	—	57.2	57.2
Dividends on Common Stock	—	—	—	—	—	(14.7)	(14.7)
Balance as of April 28, 2018	38,198,353	19.1	136.5	13.9	(11.5)	472.0	630.0
Earned Portion of Restricted Stock, Net of Tax Withholding	135,223	0.1	(0.1)	—	—	(1.7)	(1.7)
Stock-based Compensation Expense	—	—	14.0	—	—	—	14.0
Adoption of ASU 2014-09	—	—	—	—	—	0.1	0.1
Other Comprehensive Loss	—	—	—	(27.5)	—	—	(27.5)
Net Income	—	—	—	—	—	91.6	91.6
Dividends on Common Stock	—	—	—	—	—	(16.8)	(16.8)
Balance as of April 27, 2019	38,333,576	19.2	150.4	(13.6)	(11.5)	545.2	689.7
Earned Portion of Restricted Stock, Net of Tax Withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based Compensation Expense	—	—	0.3	—	—	—	0.3
Other Comprehensive Loss	—	—	—	(13.3)	—	—	(13.3)
Net Income	—	—	—	—	—	123.4	123.4
Dividends on Common Stock	—	—	—	—	—	(16.3)	(16.3)
Balance as of May 2, 2020	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
	(53 Weeks)	(52 Weeks)	(52 Weeks)
OPERATING ACTIVITIES:
Net Income	$123.4	$91.6	$57.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	48.3	43.3	28.1
Stock-based Compensation Expense	0.3	14.0	4.0
Change in Cash Surrender Value of Life Insurance	—	(0.6)	(0.8)
Amortization of Debt Issuance Costs	0.7	0.5	—
Gain on Sale of Business/Investment/Property	(0.4)	(0.4)	(1.6)
Change in Deferred Income Taxes	8.0	(4.4)	(12.7)
Other	(0.2)	0.2	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	27.4	1.5	2.8
Inventories	(15.8)	(3.9)	(7.2)
Prepaid Expenses and Other Assets	(3.6)	(16.7)	8.2
Accounts Payable and Other Liabilities	(47.5)	(23.1)	39.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	140.6	102.0	117.8

INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(45.1)	(49.8)	(47.7)
Acquisition of Businesses, Net of Cash Acquired	—	(422.1)	(130.9)
Acquisition of Technology Licenses	—	—	(0.7)
Sale of Business/Investment/Property	0.6	1.1	0.3
NET CASH USED IN INVESTING ACTIVITIES	(44.5)	(470.8)	(179.0)

FINANCING ACTIVITIES:
Taxes Paid Related to Net Share Settlement of Equity Awards	(0.4)	(1.7)	(0.3)
Repayments of Finance Leases	(0.7)	—	—
Debt Issuance Costs	—	(3.1)	—
Proceeds from Exercise of Stock Options	—	—	0.3
Cash Dividends	(16.3)	(16.3)	(14.7)
Proceeds from Borrowings	157.5	359.0	81.4
Repayment of Borrowings	(98.4)	(120.5)	(79.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41.7	217.4	(12.7)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(3.7)	(11.5)	26.0
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	134.1	(162.9)	(47.9)
Cash and Cash Equivalents at Beginning of Year	83.2	246.1	294.0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$217.3	$83.2	$246.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9.9	$8.8	$2.4
Income Taxes, Net of Refunds	$21.1	$27.8	$20.2

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

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

Impact of COVID-19. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. The Company began to see the impacts of the COVID-19 pandemic at the beginning of its fourth quarter of fiscal 2020 at its China manufacturing facilities, which were initially closed for a few weeks after the Chinese New Year. The Company’s manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to the Company’s business from the COVID-19 pandemic began in mid-March 2020, as the Company’s operations in North America and Europe were adversely impacted by many customers suspending their manufacturing operations due to the COVID-19 pandemic. As a result, productions levels at the Company’s major North American and European manufacturing facilities were significantly reduced to well below capacity, thus impacting the Company’s results of operations during the fourth quarter of fiscal 2020. Some of our international locations received government assistance with respect to wages and other expenses. The amounts received were not material and have been reported as other income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of May 2, 2020 and through the date of this report. As a result of these assessments, there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's consolidated financial statements as of and for year ended May 2, 2020. However, the Company's future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the consolidated financial statements in future reporting periods.

Basis of Presentation. The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP").

Principles of Consolidation. The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Reporting Periods. The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2020 represented 53 weeks and ended on May 2, 2020. Fiscal 2019 and 2018 represented 52 weeks and ended on April 27, 2019 and April 28, 2018, respectively. The following discussions of comparative results among periods should be reviewed in that context.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Sales to General Motors Company ("GM") and Ford Motor Company ("Ford") in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of the Company's business. As of May 2, 2020 and April 27, 2019, combined accounts receivable from GM and Ford (including tiered suppliers) were approximately $32.4 million and $65.2 million, respectively.

Inventories: Inventories are stated at the lower-of-cost or net realizable value. Cost is determined using the first-in, first-out method. Finished products and work-in-process inventories include direct material costs and direct and indirect manufacturing costs. The Company records reserves for inventory that may be obsolete or in excess of current and future market demand. See Note 5, “Inventory” for additional information.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under finance lease is recorded at the present value of the future minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. See Note 6, “Property, Plant and Equipment” for additional information.

Business Combinations. The Company accounts for business combinations using the acquisition method. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date. See Note 4, “Acquisitions” for additional information.

Goodwill. Goodwill is not amortized but is tested for impairment on at least an annual basis. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount including goodwill. An impairment of goodwill exists if the carrying amount of the reporting unit exceeds its fair value. The impairment loss is the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit.

In performing the goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. See Note 7, “Goodwill and Other Intangible Assets” for additional information regarding the Company’s goodwill impairment assessment for fiscal 2020.

Amortizable Intangible Assets. Amortizable intangible assets consist primarily of fair values assigned to customer relationships and trade names. Amortization is recognized over the useful lives of the intangible assets, generally up to 20 years, using the straight-line method. See Note 7, “Goodwill and Other Intangible Assets” for additional information.

Impairment Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators exist, the Company performs an impairment analysis by comparing the undiscounted cash flows resulting from the use of the asset group to the carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset’s carrying amount over its fair value.

Pre-production Costs Related to Long-term Supply Arrangements. The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply agreements. At May 2, 2020 and April 27, 2019, the Company had $37.1 million and $32.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. At May 2, 2020 and April 27, 2019, the Company had $19.0 million and $15.0 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

Derivative Financial Instruments. The Company recognizes derivative financial instruments on its consolidated balance sheet at fair value. The only derivative financial instruments used by the Company are cross-currency swaps which are treated as a net investment hedge. For net investment hedges, the effective portions of changes in the fair value of the derivative are included in other comprehensive income or loss in the consolidated statements of comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the consolidated statements of income when the hedged item affects earnings. See Note 8, “Derivative Instruments” for additional information.

Income Taxes. Income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. See Note 11, “Income Taxes” for additional information.

Revenue Recognition. The majority of the Company's revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, with the exception of consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

Revenues associated with products which the Company believes have no alternative use, and where the Company has an enforceable right to payment, are recognized on an over time basis. In transition to Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company noted some customers ordered highly customized parts in which the Company was entitled to payment throughout the manufacturing process. In accordance with ASC 606, the Company has begun recognizing revenue over time for these customers as the performance obligation is satisfied. The Company believes the most faithful depiction of the transfer of goods to the customer is based on progress to date, which is typically smooth throughout the production process. As such, the Company recognizes revenue evenly over the production process through transfer of control to the customer.

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

Foreign Currency Translation. The functional currencies of the majority of the Company's foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recognized in accumulated other comprehensive loss. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the foreign subsidiary are included in the consolidated statements of income in other income, net.

Government Grants. The Company recognizes grant income in other income, net in the consolidated statements of income when it is considered that there is reasonable assurance that the grant will be received and the necessary qualifying conditions, as stated in the grant agreement, are met. The international government grants are generally paid over a period of years and are recorded at amortized cost on the Company’s consolidated balance sheets. As of May 2, 2020 and April 27, 2019, grant receivables outstanding (both current and long-term) were $18.7 million and $10.6 million, respectively. Additionally, as of May 2, 2020 and April 27, 2019, the Company has no deferred grant income.

Research and Development Costs. Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred. Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of income. Research and development costs were $34.9 million, $41.2 million and $37.9 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Stock-Based Compensation. The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method in accordance with ASC 718, "Stock-based Compensation." See Note 13, "Shareholders’ Equity," for additional information.

Product Warranty. The Company’s warranties are standard, assurance-type warranties only. The Company does not offer any additional service or extended term warranties to its customers. As such, warranty obligations are accrued when its probable that a liability has been incurred and the related amounts are reasonably estimable.

Fair Value. ASC 820, "Fair Value Measurement," provides a framework for measuring fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under ASC 820 requires an entity to maximize the use of observable inputs. The Company groups assets and liabilities at fair value in three levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable inputs other than quoted prices in active markets for identical assets or liabilities;
•	Level 3 - Unobservable inputs in which little or no market activity exists, requiring the Company to develop its own assumptions that market participants would use to value the asset or liability.

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

Company's leases do not contain material residual value guarantees or material restrictive covenants. The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments. See Note 3,

"Leases," for additional information.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. The Company adopted ASU 2017-12 as of April 28, 2019 and the adoption had no impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard will be effective for the Company in the first quarter of fiscal 2021. The Company does not expect that the adoption of the standard will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic

350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service

Contract." The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. The standard will be effective for the Company in the first quarter of fiscal 2021. The Company does not expect that the adoption of the standard will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure

Framework – Changes to the Disclosure Requirements for Fair Value Measurement." The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The standard will be effective for the Company in the first quarter of fiscal 2021. The Company does not expect that the adoption of the standard will have a material impact on the disclosures to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes

(Topic 740)," which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740, such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The Company is currently assessing the potential impact of standard on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. The Company is currently assessing the potential impact of standard on its consolidated financial statements.

Note 2.  Revenue

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

Costs to Fulfill/Obtain a Contract

The Company incurs pre-production tooling costs related to products produced for customers under long-term supply agreements. These costs are capitalized and recognized into income upon acceptance. The Company concluded that pre-production tooling and engineering costs do not represent a promised good or service under ASC 606, and as such, reimbursements received are accounted for as a reimbursement of the expense, not revenue. Prior to the adoption of ASC 606, such reimbursements were accounted for as revenue.

The Company has not historically incurred material costs to obtain a contract. In the instances that costs to obtain contracts are incurred, the Company will capitalize and amortize those over the life of the contract.

Contract Assets and Liabilities

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

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced.  An unbilled receivable is recorded to reflect revenue that is recognized over time.  Unbilled receivables were $0.5 million and $0.8 million as of May 2, 2020 and April 27, 2019, respectively.  During fiscal 2020, $0.8 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of May 2, 2020.

Deferred Revenue (Contract Liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option.  Deferred revenue was $0.3 million as of both May 2, 2020 and April 27, 2019.  Previously deferred revenue of $0.1 million was recorded into revenue during fiscal 2020.

Disaggregated Revenue Information

The following table represents a disaggregation of revenue from contracts with customers by segment and geographical location. Net sales are attributed to regions based on the location of production. Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Fiscal Year Ended May 2, 2020 (53 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$330.9	$141.1	$57.9	$1.6	$531.5
Malta	113.2	30.4	0.3	—	143.9
China	74.4	42.4	0.1	—	116.9
Mexico	104.7	—	—	—	104.7
Other	88.9	37.5	0.5	—	126.9
Total Net Sales	$712.1	$251.4	$58.8	$1.6	$1,023.9
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$675.4	$251.4	$58.8	$1.6	$987.2
Goods Transferred Over Time	36.7	—	—	—	36.7
Total Net Sales	$712.1	$251.4	$58.8	$1.6	$1,023.9

	Fiscal Year Ended April 27, 2019 (52 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
U.S.	$373.0	$110.3	$56.1	$1.1	$540.5
Malta	116.4	31.8	0.3	—	148.5
China	78.2	35.3	0.2	—	113.7
Canada	87.8	13.8	—	—	101.6
Other	79.3	15.6	1.1	—	96.0
Total Net Sales	$734.7	$206.8	$57.7	$1.1	$1,000.3
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$704.4	$206.8	$57.7	$1.1	$970.0
Goods Transferred Over Time	30.3	—	—	—	30.3
Total Net Sales	$734.7	$206.8	$57.7	$1.1	$1,000.3

Customer Concentration

Sales to GM and Ford in the Automotive segment, either directly or through their tiered suppliers, are shown below.

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
Percentage of Net Sales:
GM	26.8%	35.5%	43.3%
Ford	10.7%	11.6%	12.3%

Note 3.  Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of May 2, 2020, the Company's leases have remaining lease terms of up to 11.3 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of May 2, 2020, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the consolidated balance sheets, assets under finance leases of $1.0 million are included in property, plant and equipment, net on the consolidated balance sheets as of May 2, 2020. Finance lease obligations were $1.4 million as of May 2, 2020 and is split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the year ended May 2, 2020.

The components of lease expense were as follows:

(Dollars in Millions)	Fiscal Year Ended May 2, 2020
Lease Cost:
Operating Lease Cost	$9.0
Variable Lease Cost	1.3
Total Lease Cost	$10.3

Supplemental cash flow and other information related to operating leases was as follows:
(Dollars in Millions)	Fiscal Year Ended May 2, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligations	$8.7
Non-cash Activity:
Right-of-use Assets Obtained in Exchange for Lease Obligations	$5.5
Weighted-average Remaining Lease Term	5.7 years
Weighted-average Discount Rate	4.7%

Maturities of operating lease liabilities as of May 2, 2020, are shown below:

(Dollars in Millions)	Operating Leases
Fiscal Year:
2021	$6.6
2022	5.9
2023	5.2
2024	4.0
2025	2.3
Thereafter	5.7
Total Lease Payments	29.7
Less: Imputed Interest	(3.8)
Present Value of Lease Liabilities	$25.9

Disclosures related to periods prior to the adoption of ASC 842

Total rent expense was $7.6 million and $5.9 million in the years ended April 27, 2019 and April 28, 2018, respectively. Future minimum lease payments for assets under operating leases as of April 27, 2019 were as follows:

(Dollars in Millions)	Operating Leases
Fiscal Years:
2020	$7.8
2021	5.6
2022	4.9
2023	4.2
2024	3.3
Thereafter	8.4
Net Minimum Lease Payments	$34.2

Note 4.  Acquisitions

Acquisition of Grakon

On September 12, 2018, the Company acquired 100% of the stock of Grakon Parent, Inc. (“Grakon) for $422.1 million in cash, net of cash acquired. The business, headquartered in Seattle, Washington, is a manufacturer of custom designed lighting solutions and highly styled engineered components. Grakon’s manufacturing capabilities and products help diversify the Company's product offerings and expand the Industrial segment, which is a key component of the Company's strategic direction. The accounts and transactions of Grakon have been included in the Automotive and Industrial segments in the consolidated financial statements from the effective date of the acquisition. For goodwill impairment testing purposes, Grakon has been included in the Company's North American Automotive and Grakon Industrial reporting units.

During the second quarter of fiscal 2020, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. Based on the final allocation, goodwill decreased by $0.2 million from the preliminary amount reported in the Company's consolidated financial statements as of April 27, 2019. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed were:

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

In fiscal 2019, acquisition-related costs of $15.4 million were incurred in relation to the acquisition of Grakon, of which $9.8 million was reported in selling and administrative expenses and $5.6 million was reported in costs of products sold on the consolidated statements of income.

Fiscal 2018 Acquisitions

On July 27, 2017, the Company acquired 100% of the stock of Procoplast S.A. ("Procoplast") for $22.2 million in cash, net of cash acquired. The business, located near the Belgian-German border, is an independent manufacturer of automotive assemblies.

On October 3, 2017, the Company acquired 100% of the outstanding common shares of Pacific Insight Electronics Corp. ("Pacific Insight") for $108.7 million in cash, net of cash acquired. Headquartered in Canada, Pacific Insight is a global solutions provider offering design, development, manufacturing and delivery of lighting and electronic products and full-service solutions to the automotive and commercial vehicle markets.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. Goodwill arising from the acquisition of Procoplast and Pacific Insight are not deductible for tax purposes. The purchase price allocations were finalized at the end of fiscal 2018 and are summarized as follows:

(Dollars in Millions)	Procoplast	Pacific Insight	Total
Cash	$1.3	$4.9	$6.2
Accounts Receivable	7.4	18.3	25.7
Inventory	3.5	13.0	16.5
Intangible Assets	19.2	40.1	59.3
Goodwill	6.8	50.4	57.2
Other Assets	2.3	2.3	4.6
Property, Plant and Equipment	23.8	13.2	37.0
Accounts Payable	(4.9)	(7.9)	(12.8)
Other Accrued Expenses	(2.1)	(3.7)	(5.8)
Short-term Debt	(3.2)	(0.8)	(4.0)
Other Long-term Liabilities	(2.1)	—	(2.1)
Long-term Debt	(20.6)	(3.4)	(24.0)
Deferred Income Tax Liability	(7.9)	(12.8)	(20.7)
Total Purchase Price	$23.5	$113.6	$137.1

Intangible assets acquired consisted of customer relationships, technology licenses and trademarks. The weighted average amortization period for the acquired Procoplast and Pacific Insight intangible assets were 14.4 years and 10.7 years, respectively.

For goodwill impairment testing purposes, Procoplast is included in the Company's European Automotive reporting unit and Pacific Insight is included in the Company’s North American Automotive reporting unit. The accounts and transactions of Procoplast and Pacific Insight have been included in the Automotive segment in the consolidated financial statements from the effective date of each acquisition.

For both acquisitions, combined transaction costs of $6.8 million were incurred in fiscal 2018, of which $6.0 million was reported in selling and administrative expenses and $0.8 million was reported in costs of products sold on the consolidated statements of income.

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

	Fiscal Year Ended
(Dollars in Millions)	April 27, 2019	April 28, 2018
Revenues	$1,073.3	$1,095.0
Net Income	$106.4	$70.5

Note 5. Inventory

A summary of inventories is shown below:

(Dollars in Millions)	May 2, 2020	April 27, 2019
Finished Products	$45.7	$40.2
Work in Process	10.8	9.4
Raw Materials	74.5	67.1
Total Inventories	$131.0	$116.7

Note 6. Property, Plant and Equipment

A summary of property, plant and equipment is shown below:

(Dollars in Millions)	May 2, 2020	April 27, 2019
Land	$3.3	$3.7
Buildings and Building Improvements	87.3	81.2
Machinery and Equipment	412.3	390.7
Total Property, Plant and Equipment, Gross	502.9	475.6
Less: Accumulated Depreciation	(301.0)	(283.7)
Property, Plant and Equipment, Net	$201.9	$191.9

Depreciation expense was $29.3 million, $27.2 million and $22.5 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of May 2, 2020 and April 27, 2019, capital expenditures recorded in accounts payable totaled $5.8 million and $6.4 million, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The Company tests goodwill for impairment on an annual basis as of the beginning of the fourth quarter each year, or more frequently if indicators of potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.

At the beginning of the fourth quarter of fiscal 2020, the Company performed a quantitative goodwill impairment test on its reporting units. The Company utilizes a combination of the income approach and market value approach to estimate the fair value of a reporting unit. Cash flow projections are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. The market value approach is based on appropriate valuation multiples observed for the reporting unit’s guideline public companies.

The goodwill impairment assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of its reporting units are at risk for impairment. While the Company considered the impact from the COVID-19 pandemic may have on its future cash flows when preparing its annual goodwill impairment test, the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown. The Company will continue to assess its goodwill for impairment as events and circumstances change. Any deterioration in the Company's forecasted revenue and EBITDA margins, could result in an impairment of a portion or all of its goodwill. The amount of such impairment would be recognized as an expense in the period the goodwill is impaired.

A summary of the changes in goodwill by reportable segment is as follows:

(Dollars in Millions)	Automotive	Industrial	Total
Balance as of April 29, 2017	$—	$1.6	$1.6
Acquisitions	57.2	—	57.2
Foreign Currency Translation	0.3	0.1	0.4
Balance as of April 28, 2018	57.5	1.7	59.2
Acquisitions	49.4	125.9	175.3
Foreign Currency Translation	(0.6)	(0.6)	(1.2)
Balance as of April 27, 2019	106.3	127.0	233.3
Acquisitions	—	(0.2)	(0.2)
Foreign Currency Translation	(0.1)	(1.4)	(1.5)
Balance as of May 2, 2020	$106.2	$125.4	$231.6

A summary of goodwill by reporting unit is as follows:

(Dollars in Millions)	May 2, 2020	April 27, 2019
Grakon Industrial	$123.8	$125.4
North American Automotive	99.8	99.8
European Automotive	6.4	6.5
Other	1.6	1.6
Total	$231.6	$233.3

Other Intangible Assets, Net

The following tables present details of the Company's identifiable intangible assets:

	As of May 2, 2020
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$243.5	$(40.8)	$202.7	16.5
Trade Names, Patents and Technology Licenses	75.3	(35.0)	40.3	7.8
Total Definite-lived Intangible Assets	318.8	(75.8)	243.0
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$320.6	$(75.8)	$244.8

	As of April 27, 2019
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$244.5	$(27.7)	$216.8	17.4
Trade Names, Patents and Technology Licenses	75.5	(29.2)	46.3	8.4
Total Definite-lived Intangible Assets	320.0	(56.9)	263.1
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$321.8	$(56.9)	$264.9

The Company performed an impairment test for its indefinite-lived intangible asset and determined that no impairment existed at May 2, 2020. Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
2021	$18.9
2022	18.9
2023	18.9
2024	18.5
2025	17.9
Thereafter	149.9
Total	$243.0

Note 8. Derivative Instruments

The Company is exposed to foreign currency risks that arise from normal business operations. The Company strives to control its exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments.

On April 14, 2020, the Company entered into a variable-rate, cross-currency swap, maturing on August 31, 2023, with a notional value of $60.0 million (€54.8 million). The cross-currency swap is designated as a hedge of the Company's net investment in a euro-based subsidiary. The Company entered into the cross-currency swap to mitigate changes in net assets due to changes in U.S. dollar-Euro spot exchange rates. As of May 2, 2020, the cross-currency swap was in a net liability position with an aggregate fair value of $1.3 million and is recorded within other long-term liabilities in the consolidated balance sheets.

The fair value of the cross-currency swap is classified within Level 2 of the fair value hierarchy. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company records changes in fair value attributable to the translation of foreign currencies through accumulated other comprehensive income (loss). The Company amortizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in fiscal 2020.

Note 9. Retirement Benefits

Defined Contribution Plans

The Company has an employee 401(k) Savings Plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation. In addition, certain of the Company’s foreign subsidiaries also have defined contribution savings plans. Company contributions to these plans were $1.7 million, $1.5 million and $1.4 million fiscal 2020, 2019 and 2018, respectively.

Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“the NQDC Plan”) for certain eligible employees and members of the Board of Directors. Under the NQDC Plan, participants may elect to defer up to 75% of their annual base salary and 100% of their annual cash incentive compensation, with an aggregate minimum deferral of $3,000. The minimum period of deferral is three years. Participants are immediately 100% vested. The Company does not make any contributions to the NQDC Plan.

The deferred compensation liability for the NDQC Plan was $5.4 million and $6.1 million as of May 2, 2020 and April 27, 2019, respectively. The Company has purchased life insurance policies on certain employees, which are held in a Rabbi trust, on certain employees to potentially offset these unsecured obligations. These life insurance policies are recorded at their cash surrender value of $6.6 million and $6.9 million as of May 2, 2020 and April 27, 2019, respectively, and are included in other long-term assets in the consolidated balance sheets.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. These life insurance policies are recorded at their cash surrender value of $9.0 million and $8.6 million as of May 2, 2020 and April 27, 2019, respectively, and are included in other long-term assets in the consolidated balance sheets.

The cash surrender value of the life insurance policies approximates its fair value and are classified within Level 2 of the fair value hierarchy.

Note 10.  Debt

A summary of debt is shown below:

(Dollars in Millions)	May 2, 2020	April 27, 2019
Revolving Credit Facility	$108.5	$35.0
Term Loan	231.2	243.7
Other Debt	14.6	16.8
Unamortized Debt Issuance Costs	(2.2)	(2.9)
Total Debt	352.1	292.6
Less: Current Maturities	(15.3)	(15.7)
Total Long-term Debt	$336.8	$276.9

Revolving Credit Facility/Term Loan

In September 2018, the Company entered into five-year Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A. The Credit Agreement consists of a senior unsecured revolving credit facility (“Revolving Credit Facility”) of $200.0 million and a senior unsecured term loan (“Term Loan”) of $250.0 million. In addition, the Company has an option to increase the size of the Revolving Credit Facility and Term Loan by up to an additional $200.0 million, subject to customary conditions and approval of the lenders providing new commitments. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original Term Loan ($3.1 million) through maturity, with the remaining balance due on September 12, 2023.

On March 23, 2020, the Company borrowed $100.0 million under its Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. As of May 2, 2020, the Company has $91.4 million of availability under the Revolving Credit Facility.

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 1.7% at May 2, 2020. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of May 2, 2020, the Company was in compliance with all the covenants in the Credit Agreement. The fair value of borrowings under the Credit Agreement approximates book value because the interest rate is variable.

Other Debt

One of the Company’s European subsidiaries has debt that consists of 15 notes with maturities ranging from 2020 to 2031. The weighted-average interest rate was approximately 1.5% at May 2, 2020 and $2.8 million of the debt was classified as short-term. The fair value of other debt was $14.2 million at May 2, 2020 and was based on Level 2 inputs on a non-recurring basis.

Scheduled Maturities

As of May 2, 2020, scheduled principal payments of debt are as follows:

(Dollars in Millions)	Amount
Fiscal Years:
2021	$15.3
2022	14.6
2023	13.7
2024	307.5
2025	0.4
Thereafter	2.8
Total	$354.3

Note 11.  Income Taxes

Income Tax Provision

Details of the Company’s income tax provision are as follows:

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Income (Loss) before Income Taxes:
Domestic Source	$47.3	$(0.6)	$11.4
Foreign Source	101.4	104.2	112.4
Income before Income Taxes	$148.7	$103.6	$123.8
Current Tax Provision (Benefit):
U.S. (Federal and State)	$5.1	$(5.7)	$46.8
Foreign	12.8	21.5	18.8
Subtotal	17.9	15.8	65.6
Deferred Tax Provision (Benefit):
U.S. (Federal and State)	6.1	2.5	11.6
Foreign	1.3	(6.3)	(10.6)
Subtotal	7.4	(3.8)	1.0
Total Income Tax Expense	$25.3	$12.0	$66.6

A reconciliation of the income tax expense to the prevailing statutory federal income tax rate (21.0% for 2020, 21.0% for 2019 and 30.5% for 2018) to pre-tax earnings is as follows:

	Fiscal Year Ended
(Dollars in Millions)	May 2, 2020	April 27, 2019	April 28, 2018
Income Tax at Statutory Rate	$31.2	$21.8	$37.7
Effect of:
State Income Taxes, Net of Federal Benefit	1.5	(0.8)	0.1
Withholding Taxes	2.3	1.8	—
U.S. Tax Reform Transition Tax	—	(4.8)	48.5
Foreign Tax Differential	(8.3)	(9.6)	(15.3)
U.S. Tax on Foreign Income	(1.0)	3.4	—
Foreign Investment Tax Credit	(0.8)	(2.0)	(9.8)
Change in Tax Reserve	2.2	(0.1)	0.1
Change in Valuation Allowance	0.8	—	0.4
Tax Rate Change, Foreign	(0.1)	—	(1.5)
U.S. Tax Reform Re-measurements	—	—	5.2
Other, Net	(2.5)	2.3	1.2
Income Tax Expense	$25.3	$12.0	$66.6
Effective Income Tax Rate	17.0%	11.6%	53.8%

The Company’s fiscal 2020 effective tax rate is primarily affected by the amount of income earned in the jurisdictions in which the Company operates, the amount of tax credits earned, withholding taxes, tax reserves, and the current taxation of foreign earnings. The Company had a favorable impact from operations in foreign countries with tax rates lower than the U.S. statutory tax rate. The Company earned $0.8 million in investment tax credits primarily related to an investment in qualified expenditures. This was offset by a change in tax reserves of $2.2 million and foreign withholding taxes of $2.3 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. The Company does not expect there to be a significant tax impact on its consolidated financial statements at this time and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

In fiscal 2019, the effective tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates and a beneficial adjustment related to the finalization of U.S. Tax Reform of $4.8 million. This adjustment under SAB 118 primarily consists of changes in interpretations and assumptions the Company made, additional regulatory guidance that was issued, and actions the Company took as a result of U.S. Tax Reform.

U.S. Tax Reform includes a new global intangible low-taxed income (“GILTI”) provision which requires the Company to include foreign subsidiary earnings in its U.S. tax return starting in fiscal 2019. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

In fiscal 2018, the U.S. enacted The Tax Cuts and Jobs Act (“U.S. Tax Reform”) making significant changes to U.S. corporate income tax laws. This included a reduction in the statutory federal corporate income tax rate from 35.0% to 21.0%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, and limiting the deductibility of certain executive compensation.

In fiscal 2018, the Company had a favorable impact from earnings in lower taxes jurisdictions. In addition, the Company recorded an unfavorable provisional estimate on the effects of tax law changes in the U.S. due to U.S. Tax Reform of $53.7 million. This was partially offset by a tax law change and recognition of additional foreign investment tax credits.

Deferred Income Taxes and Valuation Allowances

Significant components of the Company's deferred income tax assets and liabilities were as follows:

(Dollars in Millions)	May 2, 2020	April 27, 2019
Deferred Tax Liabilities:
Depreciation	$(4.5)	$(9.0)
Amortization	(47.8)	(43.9)
Foreign Tax	(1.8)	(2.0)
Lease Liabilities	(5.2)	—
Other Liabilities	(1.0)	(0.1)
Deferred Tax Liabilities, Gross	(60.3)	(55.0)
Deferred Tax Assets:
Deferred Compensation and Stock Award Amortization	7.0	8.6
Inventory Valuation Differences	2.7	1.9
Property Valuation Differences	0.8	1.6
Environmental Reserves	0.2	0.3
Lease Assets	5.7	—
Vacation Accruals	—	0.4
Foreign Investment Tax Credit	25.9	28.2
Net Operating Loss Carryovers	12.9	13.8
Foreign Tax Credits	—	1.1
Other	1.9	3.3
Deferred Tax Assets, Gross	57.1	59.2
Less Valuation Allowance	(7.0)	(6.3)
Deferred Tax Assets, Net of Valuation Allowance	50.1	52.9
Net Deferred Tax Liabilities	$(10.2)	$(2.1)
Balance Sheet Classification:
Long-term Asset	31.4	34.3
Long-term Liability	(41.6)	(36.4)
Net Deferred Tax Liabilities	$(10.2)	$(2.1)

The Company recorded a net deferred tax liability for U.S. and foreign income taxes of $10.2 million for fiscal 2020 and $2.1 million for fiscal 2019. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company has a valuation allowance of $7.0 million related to certain state, federal, and foreign net operating loss carryovers and other credits and determined that these deferred tax assets did not reach the more likely than not realizable standard.

At May 2, 2020, the Company had available $7.9 million of federal, $4.7 million of state, and $0.3 million of foreign net operating loss carryforwards with a valuation allowance of $5.3 million of federal and $1.7 million of state. If unused, the U.S. federal net operating loss carryforwards will expire in the years 2021 through 2034. The state net operating loss carryforwards will expire in the years 2021 through 2037.

The Company earns investment tax credits of 30.0% for certain qualified expenditures in foreign jurisdictions. Total unused credits are $25.9 million as of May 2, 2020, all of which can be carried forward indefinitely.

Indefinite Reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers the remaining undistributed foreign earnings that are not specifically identified to be indefinitely reinvested. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

Unrecognized Tax Benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $5.2 million and $3.1 million at May 2, 2020 and April 27, 2019, respectively. These amounts represent the amount of unrecognized benefits that, if recognized, would favorably impact the effective tax rate if resolved in the Company’s favor. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties at May 2, 2020 and April 27, 2019 were not significant.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(Dollars in Millions)	May 2, 2020	April 27, 2019
Balance at Beginning of Fiscal Year	$3.1	$1.4
Increases for Positions Related to the Prior Years	1.9	1.8
Increases for Positions Related to the Current Year	0.3	0.9
Lapsing of Statutes of Limitations	(0.1)	(1.0)
Balance at End of Fiscal Year	$5.2	$3.1

At May 2, 2020, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2017 and for state tax purposes on or after fiscal year 2013. Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years. In the major foreign jurisdictions, fiscal 2013 and subsequent periods remain open and subject to examination by taxing authorities.

Note 12. Commitments and Contingencies

Environmental Matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us. The Company is involved in environmental investigations and/or remediation at two of our plant sites no longer used for operations. The Company uses environmental consultants to assist us in evaluating our environmental liabilities in order to establish appropriate accruals in our financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2021.

At May 2, 2020 and April 27, 2019, the Company had accruals, primarily based upon independent engineering studies, for environmental matters of $0.9 million and $1.1 million, respectively. The accrual at May 2, 2020 consists of $0.6 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The accrual at April 27, 2019 consists of $0.8 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2020, the Company spent $0.5 million on remediation cleanups and related studies, compared with $0.1 million in fiscal 2019 and $0.3 million in fiscal 2018. The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2020, fiscal 2019 or fiscal 2018.

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. The Company became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, the Company terminated all of its agreements with the Fuchs companies. On June 20, 2014, the Company filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, the Company amended its complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. The final judgment is subject to post-trial motions and possible appeal. Once the automatic stay has expired and assuming that defendants are not granted a further stay pending appeal, the Company will work with counsel to collect on the judgment. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

Note 13. Shareholders’ Equity

Dividends

The Company paid dividends totaling $16.3 million in both fiscal 2020 and 2019, and $14.7 million in fiscal 2018.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

	Fiscal Year Ended
(Dollars in Millions)	May 2, 2020	April 27, 2019	April 28, 2018
Currency Translation Adjustments:
Balance at Beginning of Year	$(13.6)	$13.9	$(25.7)
Other Comprehensive Income (Loss) Recognized During the Period, Net of Tax	(12.3)	(27.5)	39.6
Balance at End of Year	(25.9)	(13.6)	13.9

Derivative Instruments:
Balance at Beginning of Year	—	—	—
Other Comprehensive Loss Recognized During the Period, Net of Tax	(1.0)	—	—
Balance at End of Year	(1.0)	—	—

Accumulated Other Comprehensive Income (Loss), End of Period	$(26.9)	$(13.6)	$13.9

Stock-Based Compensation

The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company’s stockholders approved the 2014 Plan in September 2014. The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000, less one share for every one share of common stock issued or issuable pursuant to awards made after May 3, 2014 under the 2007 Plan or 2010 Plan. As of May 2, 2020, there were 1,897,442 shares available for award under the 2014 Plan.

Stock-Based Compensation Expense

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense (benefit) related to the equity awards:

	Fiscal Year Ended			Unrecognized Compensation Expense at
	May 2, 2020	April 27, 2019	April 28, 2018
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)	May 2, 2020
RSAs	$(2.1)	$10.9	$(2.0)	$—
RSUs	1.5	2.2	5.0	—
Director Awards	0.9	0.9	1.0	—
Total Stock-based Compensation Expense	$0.3	$14.0	$4.0	$—

2014 Plan

The 2014 Plan provides for discretionary grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units to key employees and directors. The 2014 Plan is intended to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and eligible directors through the grant of equity awards.

Restricted Stock Awards

The grant of RSAs under the 2014 Incentive Plan were performance-based awards that vested at the end of fiscal 2020 based on the achievement of an EBITDA hurdle. The fair value of the RSAs granted was based on the closing stock price on the date of grant. All RSAs accrued dividend equivalents based on the awards vested.

Per ASC 718, “Compensation - Stock Compensation” stock-based compensation expense is recognized for these performance awards over the vesting period based on the projected probability (70% confidence) of achievement of the EBITDA hurdle in fiscal 2020. In each period, the stock-based compensation expense was subject to adjustment, as necessary, in response to any changes in the Company’s forecast with respect to achieving the fiscal 2020 EBITDA hurdle.

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

The actual EBITDA hurdle achieved was approximately 69% of target, which was determined in the fourth quarter of fiscal 2020. The target hurdle was not achieved because of among other factors, the impact of the COVID-19 pandemic. The result was a reversal of previously recognized stock-based compensation expense related to prior years of $5.2 million. Stock-based compensation expense for these awards in fiscal 2020 was a credit of $2.1 million.

The following table summarizes the RSA activity under the 2014 Incentive Plan:

	RSA Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at April 29, 2017	1,168,500	$33.42
Awarded	128,738	$40.92
Vested	—	$—
Forfeited	(126,000)	$34.42
Non-vested at April 28, 2018	1,171,238	$34.13
Awarded	11,625	$38.75
Vested	—	$—
Forfeited	(151,455)	$34.79
Non-vested at April 27, 2019	1,031,408	$34.09
Awarded	—	$—
Vested	(455,750)	$33.89
Forfeited	(575,658)	$34.25
Non-vested at May 2, 2020	—	$—

As of May 2, 2020, there were 444,500 RSAs that were vested for which shares were issued in the first quarter of fiscal 2021.

Restricted Stock Units

RSUs granted under the 2014 Plan vest over a pre-determined period of time, generally three to five years from the date of grant. The fair value of the RSUs granted was based on the closing stock price on the date of grant.

The following table summarizes RSU activity granted under the 2014 Plan:

	RSU Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at April 29, 2017	568,000	$33.45
Awarded	30,925	$41.82
Vested	(160,553)	$33.72
Forfeited	(56,000)	$34.42
Non-vested at April 28, 2018	382,372	$33.87
Awarded	7,750	$38.75
Vested	(152,328)	$33.75
Forfeited	(49,950)	$32.42
Non-vested at April 27, 2019	187,844	$34.55
Awarded	—	$—
Vested	(176,994)	$34.25
Forfeited	(7,750)	$38.75
Non-vested at May 2, 2020	3,100	$41.20

As of May 2, 2020, there were 91,694 RSUs that were vested for which shares were issued in the first quarter of fiscal 2021. In addition, 80,800 shares that vested were deferred for issuance.

Director Awards

During fiscal 2020, fiscal 2019 and fiscal 2018, the Company issued 30,000 shares, 24,000 shares and 24,000 shares, respectively, of common stock to our independent directors, all of which vested immediately upon grant.

2010 Plan and 2007 Plan

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Wtd. Avg. Exercise Price	Weighted- Average Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding and Exercisable at April 29, 2017	129,169	$34.71
Exercised	(13,333)	$24.67
Forfeited	(1,668)	$37.01
Outstanding and Exercisable at April 28, 2018	114,168	$35.85	6.1	$0.6
Exercised	—	$—
Forfeited	(7,500)	$37.01
Outstanding and Exercisable at April 27, 2019	106,668	$35.76	5.0	$0.1
Exercised	—	$—
Forfeited	—	$—
Outstanding and Exercisable at May 2, 2020	106,668	$35.76	4.0	$0.1

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.

Options Outstanding and Exercisable at May 2, 2020
Shares	Exercise Price	Avg. Remaining Life (Years)
101,668	$37.01	4.2
5,000	$10.55	0.2

Deferred RSUs

Under the 2014 Plan and 2010 Plan, RSUs that have vested for certain executives, including the Company’s CEO, will not be delivered in common stock until after the executive terminates employment from the Company or upon a change of control. As of May 2, 2020, shares to be delivered to these executives were 121,200 shares under the 2014 Plan and 180,000 shares under the 2010 Plan.

Under the 2004 Plan, 225,000 shares of common stock subject to performance based RSAs granted to the Company’s CEO in fiscal 2006 and 2007 were converted to RSUs. The shares of common stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of the Company’s fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code. As of May 2, 2020, 29,945 shares have been delivered in connection with these RSUs with a remaining balance to be delivered of 195,055 shares.

The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends are paid. The vested deferred RSUs are considered outstanding for earnings per share calculations.

Note 14.  Income Per Share

Basic income per share is calculated by dividing net income by the number of weighted average common shares outstanding for the applicable period. The weighted average number of common shares used in the diluted income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Numerator:
Net Income (in millions)	$123.4	$91.6	$57.2

Denominator:
Denominator for Basic Income Per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Units	37,574,671	37,405,298	37,281,630
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	269,799	264,262	260,269
Denominator for Diluted Income Per Share	37,844,470	37,669,560	37,541,899

Basic and Diluted Income Per Share:
Basic Income Per Share	$3.28	$2.45	$1.54
Diluted Income Per Share	$3.26	$2.43	$1.52

Number of Anti-dilutive Potentially Issuable Shares Excluded from Diluted Common Shares Outstanding	566,620	678,321	363,413

Note 15. Segment Information and Geographic Area Information

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

The Medical segment is made up of the Company's medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. Dabir Surfaces has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1, "Description of Business and Summary of Significant Accounting Policies." The CODM allocates resources to and evaluates the performance of each operating segments based on operating income. Transfers between segments are recorded using internal transfer prices set by the Company.

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended May 2, 2020 (53 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net Sales	$716.8	$253.9	$58.9	$1.6	$(7.3)	$1,023.9
Transfers between Segments	(4.7)	(2.5)	(0.1)	—	7.3	—
Net Sales to Unaffiliated Customers	$712.1	$251.4	$58.8	$1.6	$—	$1,023.9

Income/(Loss) from Operations	$124.4	$59.4	$5.6	$(6.0)	$(36.3)	$147.1
Interest Expense, Net						10.1
Other Income, Net						(11.7)
Income before Income Taxes						$148.7

Purchases of Property, Plant and Equipment	$37.5	$5.7	$0.3	$0.7	$0.9	$45.1

Depreciation and Amortization	$31.0	$13.7	$0.9	$1.1	$1.6	$48.3

Identifiable Assets	$670.9	$421.8	$71.0	$8.8	$198.1	$1,370.6

	Fiscal Year Ended April 27, 2019 (52 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net Sales	$741.6	$210.0	$57.9	$1.1	$(10.3)	$1,000.3
Transfers between Segments	(6.9)	(3.2)	(0.2)	—	10.3	—
Net Sales to Unaffiliated Customers	$734.7	$206.8	$57.7	$1.1	$—	$1,000.3

Income/(Loss) from Operations	$126.3	$37.4	$(0.3)	$(8.6)	$(48.0)	$106.8
Interest Expense, Net						8.3
Other Income, Net						(5.1)
Income before Income Taxes						$103.6

Purchases of Property, Plant and Equipment	$38.9	$2.6	$0.5	$1.9	$5.9	$49.8

Depreciation and Amortization	$25.2	$11.7	$3.2	$1.0	$2.2	$43.3

Identifiable Assets	$677.4	$404.3	$88.6	$9.4	$52.0	$1,231.7

	Fiscal Year Ended April 28, 2018 (52 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net Sales	$738.4	$105.6	$73.9	$0.3	$(9.9)	$908.3
Transfers between Segments	(9.7)	0.2	(0.7)	—	10.2	—
Net Sales to Unaffiliated Customers	$728.7	$105.8	$73.2	$0.3	$0.3	$908.3

Income/(Loss) from Operations	$156.3	$13.0	$6.0	$(11.4)	$(45.6)	$118.3
Interest Expense, Net						0.9
Other Income, Net						(6.4)
Income before Income Taxes						$123.8

Purchases of Property, Plant and Equipment	$31.7	$1.5	$0.4	$3.8	$10.3	$47.7

Depreciation and Amortization	$21.3	$2.0	$3.1	$0.8	$0.9	$28.1

Identifiable Assets	$632.7	$93.1	$206.8	$8.1	$(24.8)	$915.9

Geographic information

The following tables sets forth net sales and tangible long-lived assets for each geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
	May 2, 2020	April 27, 2019	April 28, 2018
(Dollars in Millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net Sales:
U.S.	$531.5	$540.5	$487.5
Malta	143.9	148.5	184.0
China	116.9	113.7	117.3
Mexico	104.7	—	—
Canada	19.5	101.6	54.4
Other	107.4	96.0	65.1
Total Net Sales	$1,023.9	$1,000.3	$908.3

	May 2, 2020	April 27, 2019
Tangible Long-lived Assets, Net:
U.S.	$89.8	$83.9
Malta	40.1	33.0
China	24.1	18.6
Mexico	24.0	9.2
Belgium	21.4	22.1
Other	26.0	25.1
Total Tangible Long-lived Assets, Net	$225.4	$191.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for fiscal 2020 and fiscal 2019:

	Fiscal 2020
	Quarter Ended
	July 27, 2019	October 26, 2019	February 1, 2020	May 2, 2020
(Dollars in Millions, except per share data)	(13 Weeks)	(13 Weeks)	(14 Weeks)	(13 Weeks)
Net Sales	$270.2	$257.2	$285.9	$210.6
Gross Profit	$75.8	$68.6	$79.3	$59.2
Net Income	$28.3	$23.8	$41.2	$30.1
Net Income per Basic Common Share	$0.75	$0.63	$1.10	$0.80
Net Income per Diluted Common Share	$0.75	$0.63	$1.09	$0.79

	Fiscal 2019
	Quarter Ended
	July 28, 2018	October 27, 2018	January 26, 2019	April 27, 2019
(Dollars in Millions, except per share data)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net Sales	$223.4	$264.0	$246.9	$266.0
Gross Profit	$60.1	$70.8	$64.3	$70.6
Net Income	$23.7	$14.6	$30.7	$22.6
Net Income per Basic Common Share	$0.63	$0.39	$0.82	$0.61
Net Income per Diluted Common Share	$0.63	$0.39	$0.82	$0.60

Significant Items for Fiscal 2020

The table below contains items included in fiscal 2020:

	Fiscal 2020
	Quarter Ended
	July 27, 2019	October 26, 2019	February 1, 2020	May 2, 2020
(Dollars in Millions)	(13 Weeks)	(13 Weeks)	(14 Weeks)	(13 Weeks)
Legal Fees Related to the Hetronic lawsuit	$0.8	$1.4	$1.1	$2.1
Grant Income from Foreign Government for Maintaining Certain Employment Levels	$—	$—	$(5.5)	$(4.4)
RSA Compensation Expense Adjustment	$—	$—	$—	$(6.5)
Expense for Initiatives to Reduce Overall Costs and Improve Operational Profitability	$—	$0.5	$1.1	$0.2

Significant Items for Fiscal 2019

	Fiscal 2019
	Quarter Ended
	July 28, 2018	October 27, 2018	January 26, 2019	April 27, 2019
(Dollars in Millions, except per share data)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Legal Fees Related to the Hetronic lawsuit	$0.9	$1.0	$0.8	$0.8
Acquisition-related Expenses	$0.6	$10.9	$3.8	$0.1
Grant Income from Foreign Government for Maintaining Certain Employment Levels	$(1.1)	$(1.4)	$(1.9)	$(1.4)
RSA Compensation Expense Adjustment	$—	$7.4	$—	$—
Expense for Initiatives to Reduce Overall Costs and Improve Operational Profitability	$0.8	$2.5	$2.6	$1.0

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Other		Balance at End of Period
Year Ended May 2, 2020:
Allowance for uncollectible accounts	$0.9	$(0.2)		$—		$—		$0.7
Deferred tax valuation allowance	$6.3	$0.7	(3)	$—		$—		$7.0

Year Ended April 27, 2019:
Allowance for uncollectible accounts	$0.5	$0.2		$—		$0.2	(1)	$0.9
Deferred tax valuation allowance	$2.5	$—		$(1.0)	(3)	$4.8	(1)	$6.3

Year Ended April 28, 2018:
Allowance for uncollectible accounts	$0.6	$—		$(0.1)	(2)	$—		$0.5
Deferred tax valuation allowance	$1.9	$0.6	(3)	$—		$—		$2.5

(1)	Represents business acquisitions.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Represents change in temporary items.