Form 10-Q
period 2020-08-01
METHODE ELECTRONICS INC
filed 2020-09-03
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 1, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______ to ______

Commission file number 001-33731

METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois	60631-3518
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (708) 867-6777

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 Par Value	MEI	New York Stock Exchange

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

At September 1, 2020, the registrant had 37,529,738 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended
	August 1, 2020	July 27, 2019
Net Sales	$190.9	$270.2

Cost of Products Sold	145.8	194.4

Gross Profit	45.1	75.8

Selling and Administrative Expenses	26.6	32.4
Amortization of Intangibles	4.7	4.8

Income from Operations	13.8	38.6

Interest Expense, Net	1.6	2.9
Other (Income) Expense, Net	(3.4)	0.1

Income before Income Taxes	15.6	35.6

Income Tax (Benefit) Expense	(5.1)	7.3

Net Income	$20.7	$28.3

Basic and Diluted Income per Share:
Basic	$0.55	$0.75
Diluted	$0.54	$0.75

Cash Dividends per Share	$0.11	$0.11

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended
	August 1, 2020	July 27, 2019
Net Income	$20.7	$28.3

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	20.3	(1.6)
Derivative Financial Instruments	(3.6)	—
Total Comprehensive Income	$37.4	$26.7

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	August 1, 2020	May 2, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$211.0	$217.3
Accounts Receivable, Net	233.0	188.5
Inventories	124.0	131.0
Income Tax Receivable	13.6	12.9
Prepaid Expenses and Other Current Assets	16.4	15.9
TOTAL CURRENT ASSETS	598.0	565.6
LONG-TERM ASSETS
Property, Plant and Equipment, Net	208.6	201.9
Goodwill	233.3	231.6
Other Intangible Assets, Net	242.1	244.8
Operating Lease Assets, Net	22.1	23.5
Deferred Tax Assets	41.0	31.4
Pre-production Costs	36.0	37.1
Other Long-term Assets	37.1	34.7
TOTAL LONG-TERM ASSETS	820.2	805.0
TOTAL ASSETS	$1,418.2	$1,370.6

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$83.2	$73.8
Accrued Employee Liabilities	20.0	19.1
Other Accrued Expenses	28.3	18.5
Short-term Operating Lease Liability	5.5	5.5
Short-term Debt	15.4	15.3
Income Tax Payable	7.6	11.6
TOTAL CURRENT LIABILITIES	160.0	143.8
LONG-TERM LIABILITIES
Long-term Debt	334.4	336.8
Long-term Operating Lease Liability	18.4	20.4
Long-term Income Tax Payable	29.3	29.3
Other Long-term Liabilities	20.0	15.3
Deferred Tax Liabilities	42.3	41.6
TOTAL LONG-TERM LIABILITIES	444.4	443.4
TOTAL LIABILITIES	604.4	587.2
SHAREHOLDERS' EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,876,362 shares and 38,438,111 shares issued as of August 1, 2020 and May 2, 2020, respectively	19.4	19.2
Additional Paid-in Capital	151.5	150.7
Accumulated Other Comprehensive Loss	(10.2)	(26.9)
Treasury Stock, 1,346,624 shares as of August 1, 2020 and May 2, 2020	(11.5)	(11.5)
Retained Earnings	664.6	651.9
TOTAL SHAREHOLDERS' EQUITY	813.8	783.4
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,418.2	$1,370.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended August 1, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Equity
Balance as of May 2, 2020	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4
Earned Portion of Restricted Stock, Net of Tax Withholding	433,251	0.2	(0.2)	—	—	(3.9)	(3.9)
Exercise of Stock Options	5,000	—	0.1	—	—	—	0.1
Stock-based Compensation Expense	—	—	0.9	—	—	—	0.9
Other Comprehensive Income	—	—	—	16.7	—	—	16.7
Net Income	—	—	—	—	—	20.7	20.7
Dividends on Common Stock	—	—	—	—	—	(4.1)	(4.1)
Balance as of August 1, 2020	38,876,362	$19.4	$151.5	$(10.2)	$(11.5)	$664.6	$813.8

	Three Months Ended July 27, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7
Earned Portion of Restricted Stock, Net of Tax Withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based Compensation Expense	—	—	2.5	—	—	—	2.5
Other Comprehensive Loss	—	—	—	(1.6)	—	—	(1.6)
Net Income	—	—	—	—	—	28.3	28.3
Dividends on Common Stock	—	—	—	—	—	(4.2)	(4.2)
Balance as of July 27, 2019	38,438,111	$19.2	$152.9	$(15.2)	$(11.5)	$568.9	$714.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	August 1, 2020	July 27, 2019
OPERATING ACTIVITIES
Net Income	$20.7	$28.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12.1	11.8
Stock-based Compensation Expense	0.9	2.5
Change in Cash Surrender Value of Life Insurance	(0.6)	(0.3)
Amortization of Debt Issuance Costs	0.2	0.2
Change in Deferred Income Taxes	(6.2)	—
Other	1.0	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(37.3)	(12.8)
Inventories	9.1	(5.7)
Prepaid Expenses and Other Assets	1.5	0.7
Accounts Payable and Other Liabilities	15.0	(5.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16.4	19.1

INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(11.6)	(13.2)
NET CASH USED IN INVESTING ACTIVITIES	(11.6)	(13.2)

FINANCING ACTIVITIES
Taxes Paid Related to Net Share Settlement of Equity Awards	(3.9)	(0.4)
Proceeds from Exercise of Stock Options	0.1	—
Repayments of Finance Leases	(0.1)	(0.2)
Cash Dividends	(5.0)	(4.1)
Proceeds from Borrowings	—	1.0
Repayments of Borrowings	(4.1)	(10.7)
NET CASH USED IN FINANCING ACTIVITIES	(13.0)	(14.4)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	1.9	(0.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(6.3)	(9.4)
Cash and Cash Equivalents at Beginning of the Year	217.3	83.2
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$211.0	$73.8

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest	$1.5	$2.9
Income Taxes, Net of Refunds	$4.8	$7.8
Operating Lease Obligations	$2.1	$2.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Description of Business and Summary of Significant Accounting Policies

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

Impact of COVID-19

The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. The Company expects the disruptions caused by the COVID-19 pandemic to continue to have an adverse impact on the Company's operating results across all segments for the remainder of fiscal 2021. The Company began to see the impacts of the COVID-19 pandemic at the beginning of its fourth quarter of fiscal 2020 at its China manufacturing facilities, which were initially closed after the Chinese New Year. The Company’s manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to the Company’s business from the COVID-19 pandemic began in mid-March 2020, as the Company’s operations in North America and Europe were adversely impacted by many customers suspending their manufacturing operations due to the COVID-19 pandemic. As a result, production levels at the Company’s major North American and European manufacturing facilities were still significantly reduced to well below capacity through early June 2020. In the first quarter of fiscal 2021, the Company’s operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization. Some of the Company’s international locations received government assistance with respect to wages and other expenses. The amount of assistance received was $2.9 million in the three months ended August 1, 2020 and have been reported as other income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of August 1, 2020 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's condensed consolidated financial statements as of and for the three months ended August 1, 2020. However, the Company's future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended May 2, 2020, filed with the SEC on June 30, 2020. Results may vary from quarter-to-quarter for reasons other than seasonality.

Financial Reporting Periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended August 1, 2020 and July 27, 2019 were both 13 week periods.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Form 10-K for the year ended May 2, 2020. There have been no material changes to the significant accounting policies in the three months ended August 1, 2020 other than those noted below.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The guidance in ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses.

The Company adopted this guidance as of May 3, 2020. The guidance allows for various methods for measuring expected credit losses. The Company elected to apply a historical loss rate based on historic write-offs to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The adoption of the guidance did not have a material impact on the Company's condensed consolidated financial statements. The allowance for doubtful accounts balance was $0.8 million and $0.6 million as of August 1, 2020 and May 2, 2020, respectively.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted this guidance prospectively as of May 3, 2020, and the impact on its condensed consolidated financial statements will depend on the nature of the Company’s future cloud computing arrangements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement." The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The Company adopted this guidance as of May 3, 2020, and there was no impact on the condensed consolidated financial statements.

New Accounting Pronouncements Not Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)," which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC 740”), such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The Company is currently assessing the potential impact of the standard on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another rate that is expected to be discontinued, subject to meeting certain criteria. ASU 2020-04 will be in effect through December 31, 2022. The Company is currently assessing the potential impact of the standard on its condensed consolidated financial statements.

Note 2.	Revenue

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

Contract Balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net change in the contract asset and contract liability balances for the three months ended August 1, 2020 and July 27, 2019 were not material.

Disaggregated Revenue Information

Geographic net sales are determined based on the Company's operational locations. Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Three Months Ended August 1, 2020
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$76.3	$20.6	$13.2	$0.4	$110.5
Europe & Africa	28.8	12.8	—	—	41.6
Asia	20.0	18.6	0.2	—	38.8
Total Net Sales	$125.1	$52.0	$13.4	$0.4	$190.9
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$120.1	$52.0	$13.4	$0.4	$185.9
Goods Transferred Over Time	5.0	—	—	—	5.0
Total Net Sales	$125.1	$52.0	$13.4	$0.4	$190.9

	Three Months Ended July 27, 2019
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$121.6	$48.9	$12.5	$0.3	$183.3
Europe & Africa	49.0	12.5	0.1	—	61.6
Asia	15.6	9.4	0.3	—	25.3
Total Net Sales	$186.2	$70.8	$12.9	$0.3	$270.2
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$179.0	$70.8	$12.9	$0.3	$263.0
Goods Transferred Over Time	7.2	—	—	—	7.2
Total Net Sales	$186.2	$70.8	$12.9	$0.3	$270.2

Note 3.	Restructuring

The Company continually monitors market factors and industry trends and takes necessary actions to reduce overall costs and improve operational profitability. In the three months ended August 1, 2020, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months ended August 1, 2020, the Company recognized $3.4 million of restructuring costs. These charges consist of $1.9 million recorded in cost of products sold and $1.5 million recorded in selling and administrative expenses.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges primarily relate to the impairment of right-of-use lease assets. Contract termination costs are recorded when notification of termination is given to the other party. The following is a rollforward of the Company's restructuring activity for the three months ended August 1, 2020:

			Utilization
(Dollars in Millions)	Accrual as of May 2, 2020	YTD Charges	Cash	Non-cash	Accrual as of August 1, 2020
Employee Termination Benefits	$0.2	$2.5	$(1.1)	$—	$1.6
Asset Impairment Charges	—	0.3	—	(0.3)	—
Contract Termination Costs	—	0.6	—	—	0.6
Total	$0.2	$3.4	$(1.1)	$(0.3)	$2.2

The table below presents restructuring costs by reportable segment:

	Three Months Ended
(Dollars in Millions)	August 1, 2020	July 27, 2019
Automotive	$2.0	$—
Industrial	0.6	—
Interface	0.7	—
Medical	—	—
Eliminations/Corporate	0.1	—
Total Restructuring Costs	$3.4	$—

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company expects to incur additional restructuring costs of approximately $2.0 million during the current fiscal year related to the initiated restructuring programs and may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 4.	Income Taxes

The provision for income taxes for an interim period is based on an estimated annual effective income tax rate and this rate is applied to ordinary year-to-date earnings or losses. The estimated annual effective income tax rate is determined excluding the effects of unusual or significant one-time items that are reported net of the related tax effects in the period in which they occur. In addition, any material effects of enacted tax law or rate changes as well as the Company’s ability to utilize various tax assets is recognized in the period in which the change occurs.

The computation of the estimated annual effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year by jurisdiction, certain book to tax adjustments, and the likelihood of the realizability of deferred tax assets generated in the current year. The volatile global economic conditions resulting from the COVID-19 pandemic, the impacts of which are difficult to predict, may cause fluctuations in the Company’s expected pre-tax income (or loss) for the year, which could create volatility in the estimated annual effective income tax rate. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as the Company’s tax environment changes.

The Company’s income tax (benefit) expense and effective tax rate for the three months ended August 1, 2020 and July 27, 2019 were as follows:

	Three Months Ended
(Dollars in Millions)	August 2, 2020	July 27, 2019
Income before Income Taxes	$15.6	$35.6
Income Tax (Benefit) Expense	$(5.1)	$7.3
Effective Tax Rate	(32.7)%	20.5%

The income tax provision for the three months ended August 1, 2020 was lower than the U.S. statutory tax rate primarily due to a benefit from tax credits claimed in a foreign jurisdiction of $6.6 million, additional beneficial tax attributes claimed of $1.2 million and income derived from foreign operations with lower statutory rates. The income tax provision for the three months ended July 27, 2019 was lower than the U.S. statutory tax rate primarily due to foreign investment tax credits, foreign operations with lower statutory rates partially offset with the finalization of U.S. Tax Reform.

The Company's unrecognized income tax benefits were $5.3 million and $5.2 million as of August 1, 2020 and May 2, 2020, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, lapse of applicable statutes of limitations and changes in tax law.

Note 5.Balance Sheet Components

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

(Dollars in Millions)	August 1, 2020	May 2, 2020
Finished Products	$34.2	$45.7
Work in Process	11.1	10.8
Raw Materials	78.7	74.5
Total Inventories	$124.0	$131.0

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(Dollars in Millions)	August 1, 2020	May 2, 2020
Land	$3.3	$3.3
Buildings and Building Improvements	90.6	87.3
Machinery and Equipment	432.0	412.3
Total Property, Plant and Equipment, Gross	525.9	502.9
Less: Accumulated Depreciation	(317.3)	(301.0)
Property, Plant and Equipment, Net	$208.6	$201.9

Depreciation expense was $7.4 million and $7.0 million in the three months ended August 1, 2020 and July 27, 2019, respectively. As of August 1, 2020 and May 2, 2020, capital expenditures recorded in accounts payable totaled $1.9 million and $5.8 million, respectively.

Pre-Production Tooling Costs Related to Long-term Supply Arrangements

The Company incurs pre-production tooling costs related to certain products produced for its customers under long-term supply arrangements. As of August 1, 2020 and May 2, 2020, the Company had $36.0 million and $37.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of August 1, 2020 and May 2, 2020, the Company had $17.9 million and $19.0 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

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

dollar-euro spot exchange rates. The cross-currency swap was in a net liability position with an aggregate fair value of $5.9 million and $1.3 million as of August 1, 2020 and May 2, 2020, respectively, and is recorded within other long-term liabilities in the condensed consolidated balance sheets.

The fair value of the cross-currency swap is classified within Level 2 of the fair value hierarchy. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company records changes in fair value attributable to the translation of foreign currencies through accumulated other comprehensive income (loss). The

Company amortizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in the three months ended August 1, 2020.

Note 6.Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(Dollars in Millions)	Automotive	Industrial	Total
Balance as of May 2, 2020	$106.2	$125.4	$231.6
Foreign Currency Translation	0.4	1.3	1.7
Balance as of August 1, 2020	$106.6	$126.7	$233.3

The Company tests indefinite-lived intangible assets and goodwill for impairment by either performing a qualitative evaluation or a quantitative test at least annually, or more frequently if an indication of impairment arises. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount.

During the first quarter of fiscal 2021, the Company evaluated the effects of the COVID-19 pandemic and its negative impact on the global economy on each of the Company’s reporting units and indefinite-lived intangible assets. Management reviewed key assumptions, including revisions of projected future revenues for reporting units and the results of the previous annual impairment testing performed during the fourth quarter of fiscal 2020. The Company did not identify an indication of impairment for any of its reporting units or indefinite-lived intangible assets. Although it was determined that a triggering event had not occurred as of August 1, 2020, management will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.

Other Intangible Assets, Net

Details of identifiable intangible assets are shown below:

	As of August 1, 2020
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$245.4	$(44.3)	$201.1	16.3
Trade Names, Patents and Technology Licenses	75.8	(36.6)	39.2	7.6
Total Definite-lived Intangible Assets	321.2	(80.9)	240.3
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$323.0	$(80.9)	$242.1

	As of May 2, 2020
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$243.5	$(40.8)	$202.7	16.5
Trade Names, Patents and Technology Licenses	75.3	(35.0)	40.3	7.8
Total Definite-lived Intangible Assets	318.8	(75.8)	243.0
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$320.6	$(75.8)	$244.8

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
Remainder of 2021	$14.4
2022	19.1
2023	19.0
2024	18.6
2025	18.1
Thereafter	151.1
Total	$240.3

Note 7.Debt

A summary of debt is shown below:

(Dollars in Millions)	August 1, 2020	May 2, 2020
Revolving Credit Facility	$108.5	$108.5
Term Loan	228.1	231.2
Other Debt	15.2	14.6
Unamortized Debt Issuance Costs	(2.0)	(2.2)
Total Debt	349.8	352.1
Less: Current Maturities	(15.4)	(15.3)
Total Long-term Debt	$334.4	$336.8

Revolving Credit Facility/Term Loan

The Company is a party to an Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A. The Credit Agreement terminates in September 2023 and consists of a senior unsecured revolving credit facility (“Revolving Credit Facility”) of $200.0 million and a senior unsecured term loan (“Term Loan”) of $250.0 million. In addition, the Company has an option to increase the size of the Revolving Credit Facility and Term Loan by up to an additional $200.0 million, subject to customary conditions and approval of the lenders providing new commitments. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original Term Loan ($3.1 million) through maturity, with the remaining balance due on September 12, 2023.

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was 1.67% at August 1, 2020. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of August 1, 2020, the Company was in compliance with all the covenants in the Credit Agreement.

Other Debt

One of the Company’s European subsidiaries has debt that consists of 14 notes with maturities ranging from 2021 to 2031. The weighted-average interest rate on this debt was approximately 1.48% at August 1, 2020 and $2.9 million of the debt was classified as short-term.

Note 8.Shareholders’ Equity

Dividends

The Company paid dividends totaling $5.0 million and $4.1 million in the three months ended August 1, 2020 and July 27, 2019, respectively. Dividends paid in the three months ended August 1, 2020 include $0.9 million of dividends on restricted stock that vested during the period.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

	Three Months Ended
(Dollars in Millions)	August 1, 2020	July 27, 2019
Currency Translation Adjustments:
Balance at Beginning of Year	$(25.9)	$(13.6)
Other Comprehensive Income (Loss) Recognized During the Period, Net of Tax	20.3	(1.6)
Balance at End of Period	(5.6)	(15.2)

Derivative Instruments:
Balance at Beginning of Year	(1.0)	—
Other Comprehensive Loss Recognized During the Period, Net of Tax	(3.6)	—
Balance at End of Period	(4.6)	—

Accumulated Other Comprehensive Loss, End of Period	$(10.2)	$(15.2)

Stock-based Compensation

The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of August 1, 2020, there was 2,051,588 shares available for award under the 2014 Plan.

Restricted Stock Units (“RSUs”)

RSUs granted under the 2014 Plan vest over a pre-determined period of time, generally between three to five years from the date of grant. The fair value of the RSUs are based on the closing stock price on the date of grant. As of August 1, 2020, there were 3,100 RSUs outstanding.

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of August 1, 2020, common stock to be delivered to these executives totaled 577,055.

Director Awards

In the three months ended August 1, 2020 and July 27, 2019, the Company granted 33,000 shares and 30,000 shares, respectively, of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. The fair value was determined based on the closing price of the Company’s stock on the date of grant.

Stock Options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Wtd. Avg. Exercise Price
Outstanding and Exercisable at May 2, 2020	106,668	$35.76
Exercised	(5,000)	$10.55
Forfeited	—	$—
Outstanding and Exercisable at August 1, 2020	101,668	$37.01

Stock-based Compensation Expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income.

The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
(Dollars in Millions)	August 1, 2020	July 27, 2019
RSAs	$—	$1.2
RSUs	—	0.4
Director Awards	0.9	0.9
Total Stock-based Compensation Expense	$0.9	$2.5

Note 9.  Income per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. The weighted average number of common shares used in the diluted income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	August 1, 2020	July 27, 2019
Numerator:
Net Income (in millions)	$20.7	$28.3

Denominator:
Denominator for Basic Income per Share-Weighted Average Shares Outstanding and Vested/Unissued Restricted Stock Units	37,836,543	37,534,451
Dilutive Potential Common Shares-Employee Stock Options, Restricted Stock Awards and Restricted Stock Units	321,875	132,603
Denominator for Diluted Income per Share	38,158,418	37,667,054

Basic and Diluted Income per Share:
Basic Income per Share	$0.55	$0.75
Diluted Income per Share	$0.54	$0.75

Number of Anti-dilutive Potentially Issuable Shares Excluded from Diluted Common Shares Outstanding	101,668	109,418

Note 10.  Segment Information

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s President and Chief Executive Officer (“CEO”). The Company has four reporting segments as described below.

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

The tables below present information about the Company's reportable segments:

	Three Months Ended August 1, 2020
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$126.4	$52.4	$13.4	$0.4	$(1.7)	$190.9
Transfers between Segments	(1.3)	(0.4)	0.0	0.0	1.7	—
Net Sales to Unaffiliated Customers	$125.1	$52.0	$13.4	$0.4	$—	$190.9

Income (Loss) from Operations	$15.3	$7.0	$1.1	$(1.6)	$(8.0)	$13.8
Interest Expense, Net						1.6
Other Income, Net						(3.4)
Income before Income Taxes						$15.6

	Three Months Ended July 27, 2019
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$187.5	$71.6	$12.9	$0.3	$(2.1)	$270.2
Transfers between Segments	(1.3)	(0.8)	—	—	2.1	—
Net Sales to Unaffiliated Customers	$186.2	$70.8	$12.9	$0.3	$—	$270.2

Income (Loss) from Operations	$33.1	$16.5	$0.2	$(1.5)	$(9.7)	$38.6
Interest Expense, Net						2.9
Other Expense, Net						0.1
Income before Income Taxes						$35.6

(Dollars in Millions)	August 1, 2020	May 2, 2020
Identifiable Assets:
Automotive	$728.7	$670.9
Industrial	440.5	421.8
Interface	70.9	71.0
Medical	8.2	8.8
Eliminations/Corporate	169.9	198.1
Total Identifiable Assets	$1,418.2	$1,370.6

Note 11.  Contingencies

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. The Company became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, the Company terminated all of its agreements with the Fuchs companies. On June 20, 2014, the Company filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, the Company amended its complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment.  Defendants appealed entry of the final monetary judgment as well.  The Company is working with counsel to collect on the judgment though there are challenges in Europe in doing so while the appeal is pending. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations. Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles. Our results will be subject to many of the same risks that apply to the automotive, appliance, commercial vehicle, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes. Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	Impact from pandemics, such as the COVID-19 pandemic;
•	Dependence on the automotive, appliance, commercial vehicle, computer and communications industries;
•	Dependence on a small number of large customers, including two large automotive customers;
•	Recognition of goodwill and long-lived asset impairment charges;
•	Costs associated with restructuring activities;
•	International trade disputes resulting in tariffs and our ability to mitigate tariffs;
•	Timing, quality and cost of new program launches;
•	Ability to withstand price pressure, including pricing reductions;
•	Failure to attract and retain qualified personnel;
•	Ability to successfully market and sell Dabir Surfaces products;
•	Currency fluctuations;
•	Customary risks related to conducting global operations;
•	Costs associated with environmental, health and safety regulations;
•	Ability to withstand business interruptions;
•	Ability to successfully benefit from acquisitions and divestitures;
•	Investment in programs prior to the recognition of revenue;
•	Dependence on the availability and price of materials;
•	Dependence on our supply chain;
•	Judgments related to accounting for tax positions;
•	Income tax rate fluctuations;
•	Ability to keep pace with rapid technological changes;
•	Breaches to our information technology systems;
•	Ability to avoid design or manufacturing defects;
•	Ability to compete effectively;
•	Ability to protect our intellectual property;
•	Success of recent acquisitions and/or our ability to implement and profit from new applications of the acquired technology;
•	Ability to manage our debt levels and any restrictions thereunder; and
•	Impact to interest expense from the replacement or modification of LIBOR.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those foreseen in such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. We do not intend to update any forward-looking statements, all of which are expressly qualified by the foregoing. See Part I — Item 1A, Risk Factors of our Form 10-K for the fiscal year ended May 2, 2020 and Part II - Item 1A, Risk Factors of this Form 10-Q for further discussions regarding some of the reasons that actual results may be materially different from those we anticipate.

Overview

We are a global developer of custom engineered and application specific products and solutions with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Dongguan and Shanghai,China; Cairo, Egypt; Mriehel, Malta; and Fresnillo and Monterrey, Mexico. We design, manufacture and market devices employing electrical, radio remote control, electronic, LED lighting, and sensing technologies. Our business is managed, and our financial results are reported, on a segment basis, with those segments being Automotive, Industrial, Interface and Medical.

Our components are found in the primary end-markets of the aerospace, appliance, automotive, commercial vehicle, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impacts of COVID-19 at the beginning of our fourth quarter of fiscal 2020 at our China manufacturing facilities, which were initially closed after the Chinese New Year. Our manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to our business from the COVID-19 pandemic began in mid-March 2020, as our operations in North America and Europe were adversely impacted by many of our customers suspending their manufacturing operations due to the COVID-19 pandemic. As a result, production levels at our major North American and European manufacturing facilities were still significantly reduced to well below capacity through early June 2020. In the first quarter of fiscal 2021, our operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization, thus impacting our results of operations during the first quarter of fiscal 2021.

In response to the COVID-19 pandemic and business disruption, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

•

Reduction of payroll costs through a combination of temporary salary reductions, four-day work weeks and furloughs. Since the end of the first quarter of fiscal 2021, we have reinstated some of the salary reductions and resumed five-day work weeks;

•	Elimination of most business travel and restriction of visitors to our facilities;
•

Enhanced cleaning and disinfection procedures at our facilities, temperature checks for our workers before they enter our manufacturing facilities, promotion of social distancing at our facilities and requirements for employees to work from home where possible;

•	Reduction of non-program related capital expenditures;
•	Deferral of discretionary spending; and
•

The March 2020 draw-down of $100.0 million available under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic.

In addition, we initiated certain restructuring actions in the first quarter intended to rationalize our operations, lower our costs and improve financial performance and long-term cash flow generation. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months ended August 1, 2020, we recognized $3.4 million of restructuring costs. We currently expect to incur additional restructuring costs of approximately $2.0 million during the current fiscal year related to the initiated restructuring programs and we may take additional restructuring actions in future periods based upon market conditions and industry trends.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the automotive and commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is further prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic will adversely impact our results for fiscal 2021, and that impact could be material.

Results of Operations for the Three Months Ended August 1, 2020 compared to the Three Months Ended July 27, 2019

Consolidated Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	August 1, 2020	July 27, 2019	Net Change ($)	Net Change (%)
Net Sales	$190.9	$270.2	$(79.3)	(29.3)%
Cost of Products Sold	145.8	194.4	(48.6)	(25.0)%
Gross Profit	45.1	75.8	(30.7)	(40.5)%
Selling and Administrative Expenses	26.6	32.4	(5.8)	(17.9)%
Amortization of Intangibles	4.7	4.8	(0.1)	(2.1)%
Interest Expense, Net	1.6	2.9	(1.3)	(44.8)%
Other (Income) Expense, Net	(3.4)	0.1	(3.5)	N/M*
Income Tax (Benefit) Expense	(5.1)	7.3	(12.4)	(169.9)%
Net Income	$20.7	$28.3	$(7.6)	(26.9)%

Percent of sales:	August 1, 2020	July 27, 2019
Net Sales	100.0%	100.0%
Cost of Products Sold	76.4%	71.9%
Gross Margins	23.6%	28.1%
Selling and Administrative Expenses	13.9%	12.0%

*N/M equals non-meaningful

Net Sales. Consolidated net sales decreased $79.3 million, or 29.3%, to $190.9 million in the three months ended August 1, 2020, compared to $270.2 million in the three months ended July 27, 2019. The decrease was primarily due to lower sales in the Automotive and Industrial segments which were negatively impacted by the COVID-19 pandemic. The impact of foreign currency translation was not significant.

Cost of Products Sold. Consolidated cost of products sold decreased $48.6 million, or 25.0%, to $145.8 million (76.4% of sales) in the three months ended August 1, 2020, compared to $194.4 million (71.9% of sales) in the three months ended July 27, 2019. The decrease was primarily due to lower sales volumes and lower labor costs. As noted above, we instituted four-day work weeks, furloughed certain employees and implemented temporary salary reductions in response to impact from the COVID-19 pandemic on our production volumes. In the three months ended August 1, 2020, we recognized $1.9 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability.

Gross Profit. Gross profit decreased $30.7 million, or 40.5%, to $45.1 million (23.6% of sales) in the three months ended August 1, 2020, compared to $75.8 million (28.1% of sales) in the three months ended July 27, 2019. The decrease in gross profit margins were primarily due to lower sales volumes, product mix and restructuring costs, partially offset by lower operating costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $5.8 million, or 17.9%, to $26.6 million (13.9% of sales) in the three months ended August 1, 2020, compared to $32.4 million (12.0% of sales) in the three months ended July 27, 2019. The decrease was primarily due to lower compensation expense, stock-based compensation expense and travel expense. As noted above, we initiated actions which included temporary salary reductions and four-day work weeks and the elimination of most business travel. In addition, stock-based compensation expense was lower by $1.6 million as our five-year, long-term incentive plan concluded in fiscal 2020. In the three months ended August 1, 2020, we recognized $1.5 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability.

Amortization of Intangibles. Amortization of intangibles decreased $0.1 million, or 2.1%, to $4.7 million in the three months ended August 1, 2020, compared to $4.8 million in the three months ended July 27, 2019.

Interest Expense, Net. Interest expense, net was $1.6 million in the three months ended August 1, 2020, compared to $2.9 million in the three months ended July 27, 2019. The decrease was due to a lower effective interest rate on outstanding borrowings, offset by higher average borrowings. Average borrowings were higher due to the precautionary $100.0 million draw-dawn in March 2020.

Other (Income) Expense, Net. Other income was $3.4 million in the three months ended August 1, 2020, compared to other expense of $0.1 million in the three months ended July 27, 2019. The three months ended August 1, 2020 includes $2.9 million of government assistance received by certain of our foreign locations with respect to the COVID-19 pandemic. In addition, net foreign exchange gains were $0.7 million in the three months ended August 1, 2020 compared to a net foreign exchange loss of $0.2 million in the three months ended July 27, 2019.

Income Tax (Benefit) Expense. Income tax benefit was $5.1 million in the three months ended August 1, 2020, compared to income tax expense of $7.3 million in the three months ended July 27, 2019. The income tax benefit in the three months ended August 1, 2020 resulted in a negative effective tax rate of 32.7% which was primarily due to discrete tax benefits recorded of $7.8 million. These discrete tax benefits include tax credits earned and research deductions claimed in foreign jurisdictions. Excluding the discrete tax benefits, the effective tax rate would have been 17.2%. In the three months ended July 27, 2019, income tax expense included discrete tax expenses of $1.4 million. Excluding the discrete tax expense, the effective tax rate would have been 16.6% in the three months ended July 27, 2019.

Net Income. Net income decreased $7.6 million, or 26.9%, to $20.7 million in the three months ended August 1, 2020, compared to $28.3 million in the three months ended July 27, 2019. Net income decreased as a result of the reasons described above.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	August 1, 2020	July 27, 2019	Net Change ($)	Net Change (%)
Net Sales	$125.1	$186.2	$(61.1)	(32.8)%
Gross Profit	$26.2	$47.4	$(21.2)	(44.7)%
Income from Operations	$15.3	$33.1	$(17.8)	(53.8)%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	20.9%	25.5%
Income from Operations	12.2%	17.8%

Net Sales. Automotive segment net sales decreased $61.1 million, or 32.8%, to $125.1 million in the three months ended August 1, 2020, compared to $186.2 million in the three months ended July 27, 2019. Net sales were negatively impacted in the three months ended August 1, 2020 from the COVID-19 pandemic. Many of our automotive customers in North America and Europe began to resume production in the middle of our first quarter and our production gradually resumed, but not at pre-COVID-19 levels. As a result, sales volumes were lower in North America and Europe. Net sales decreased in North America by $45.3 million, or 37.3%, to $76.3 million in the three months ended August 1, 2020, compared to $121.6 million in the three months ended July 27, 2019. Net sales in Europe decreased $20.2 million, or 41.2%, to $28.8 million in the three months ended August 1, 2020, compared to $49.0 million in the three months ended July 27, 2019. Net sales in Asia increased $4.4 million, or 28.2%, to $20.0 million in the three months ended August 1, 2020, compared to $15.6 million in the three months ended July 27, 2019. The weaker Chinese renminbi decreased net sales in Asia by $0.6 million. Excluding foreign currency translation, Asia net sales increased $5.0 million primarily due to higher touchscreen sales volumes to an Asian automotive OEM, which launched in the second half of fiscal 2020.

Gross Profit. Automotive segment gross profit decreased $21.2 million, or 44.7%, to $26.2 million in the three months ended August 1, 2020, compared to $47.4 million in the three months ended July 27, 2019. Automotive segment gross profit margins decreased to 20.9% in the three months ended August 1, 2020, compared to 25.5% in the three months ended July 27, 2019. The decrease in gross profit margins was primarily due to the impact of the COVID-19 pandemic and restructuring actions taken in the first quarter of fiscal 2021. In the three months ended August 1, 2020, we recognized $1.9 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability.

Income from Operations. Automotive segment income from operations decreased $17.8 million, or 53.8%, to $15.3 million in the three months ended August 1, 2020, compared to $33.1 million in the three months ended July 27, 2019. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased due to lower compensation expense as a result of temporary salary reductions and four-day work weeks.

Industrial Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	August 1, 2020	July 27, 2019	Net Change ($)	Net Change (%)
Net Sales	$52.0	$70.8	$(18.8)	(26.6)%
Gross Profit	$16.4	$26.5	$(10.1)	(38.1)%
Income from Operations	$7.0	$16.5	$(9.5)	(57.6)%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	31.5%	37.4%
Income from Operations	13.5%	23.3%

Net Sales. Industrial segment net sales decreased $18.8 million, or 26.6%, to $52.0 million in the three months ended August 1, 2020, compared to $70.8 million in the three months ended July 27, 2019.  The decrease was primarily due to lower sales from commercial vehicle lighting solutions and radio remote control devices which were adversely impacted from the COVID-19 pandemic. This was partially offset by higher sales volumes of busbar products. The impact of foreign currency translation was not significant.

Gross Profit. Industrial segment gross profit decreased $10.1 million, or 38.1%, to $16.4 million in the three months ended August 1, 2020, compared to $26.5 million in the three months ended July 27, 2019. Gross profit margins decreased to 31.5% in the three months ended August 1, 2020, compared to 37.4% in the three months ended July 27, 2019. The decrease in gross profit margins was primarily due to the impact of the COVID-19 pandemic on commercial vehicle lighting solutions and radio remote control product sales. This was partially offset by higher gross profit margins from busbar products.

Income from Operations. Industrial segment income from operations decreased $9.5 million, or 57.6%, to $7.0 million in the three months ended August 1, 2020, compared to $16.5 million in the three months ended July 27, 2019. The decrease was primarily due to lower gross profit and restructuring actions taken in the first quarter of fiscal 2021. In the three months ended August 1, 2020, we recognized $0.6 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability. This was partially offset by higher income from operations from busbar products.

Interface Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	August 1, 2020	July 27, 2019	Net Change ($)	Net Change (%)
Net Sales	$13.4	$12.9	$0.5	3.9%
Gross Profit	$2.5	$1.5	$1.0	66.7%
Income from Operations	$1.1	$0.2	$0.9	450.0%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	18.7%	11.6%
Income from Operations	8.2%	1.6%

Net Sales. Interface segment net sales increased $0.5 million, or 3.9%, to $13.4 million in the three months ended August 1, 2020, compared to $12.9 million in the three months ended July 27, 2019. The increase was primarily due to higher sales volumes of our appliance products and our legacy data solutions products.

Gross Profit. Interface segment gross profit increased $1.0 million, or 66.7%, to $2.5 million in the three months ended August 1, 2020, compared to $1.5 million in the three months ended July 27, 2019. Gross profit margins increased to 18.7% in the three months ended August 1, 2020, from 11.6% in the three months ended July 27, 2019. The increase was primarily due to higher sales volumes of our appliance products and our legacy data solutions products.

Income from Operations. Interface segment income from operations increased to $1.1 million in the three months ended August 1, 2020, compared to $0.2 in the three months ended July 27, 2019. The increase was primarily due to higher gross profit, partially offset by restructuring actions taken in the first quarter of fiscal 2021. In the three months ended August 1, 2020, we recognized $0.7 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability.

Medical Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	August 1, 2020	July 27, 2019	Net Change ($)	Net Change (%)
Net Sales	$0.4	$0.3	$0.1	33.3%
Gross Profit	$(0.6)	$(0.4)	$(0.2)	50.0%
Loss from Operations	$(1.6)	$(1.5)	$(0.1)	6.7%

Net Sales. The Medical segment had net sales of $0.4 million in the three months ended August 1, 2020, compared to $0.3 million in the three months ended July 27, 2019. Net sales in the three months ended August 1, 2020 were negatively impacted by the COVID-19 pandemic as hospitals deferred spending on medical products.

Gross Profit. Medical segment gross profit was a loss of $0.6 million in the three months ended August 1, 2020, compared to a loss of $0.4 million in the three months ended July 27, 2019.

Loss from Operations. Medical segment loss from operations increased $0.1 million, to $1.6 million in the three months ended August 1, 2020, compared to $1.5 million in the three months ended July 27, 2019.

Financial Condition, Liquidity and Capital Resources

Credit Agreement

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

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. On March 23, 2020, we drew down $100.0 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. As of August 1, 2020, $108.5 million in principal was outstanding under the revolving credit facility and we have $91.4 million of availability under the revolving credit facility. As of August 1, 2020, $228.1 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of August 1, 2020. For further information, see Note 7, "Debt," to the condensed consolidated financial statements included in this Quarterly Report.

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

Our senior unsecured credit agreement provides an option to increase the size of our revolving credit facility and term loan by an additional $200.0 million, subject to customary conditions and approval of the lenders providing the new commitments. There can be no assurance that lenders will approve additional commitments under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to, and cost of, financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

At August 1, 2020, we had $211.0 million of cash and cash equivalents, of which $66.0 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating material additional income tax expense.

Cash Flows

Cash flow is summarized below:

	Three Months Ended
(Dollars in Millions)	August 1, 2020	July 27, 2019
Operating activities:
Net Income	$20.7	$28.3
Non-cash Items	7.4	14.2
Changes in Operating Assets and Liabilities	(11.7)	(23.4)
Net Cash Provided by Operating Activities	16.4	19.1
Net Cash Used in Investing Activities	(11.6)	(13.2)
Net Cash Used in Financing Activities	(13.0)	(14.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.9	(0.9)
Net Decrease in Cash and Cash Equivalents	(6.3)	(9.4)
Cash and Cash Equivalents at Beginning of the Year	217.3	83.2
Cash and Cash Equivalents at End of the Period	$211.0	$73.8

Operating Activities

Net cash provided by operating activities decreased $2.7 million to $16.4 million in the three months ended August 1, 2020, compared to $19.1 million in the three months ended July 27, 2019. The decrease was due to lower net income adjusted for non-cash items, partially offset by lower cash outflows related to changes in operating assets and liabilities. The $11.7 million of cash outflows for operating assets and liabilities in the three months ended August 1, 2020 was primarily due to higher accounts receivable, partially offset by higher accounts payable and other liabilities, lower inventory and lower prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $11.6 million in the three months ended August 1, 2020, compared to $13.2 million in the three months ended July 27, 2019. The activity in both the three months ended August 1, 2020 and July 27, 2019 relates to purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $13.0 million in the three months ended August 1, 2020, compared to $14.4 million in the three months ended July 27, 2019. We paid dividends of $5.0 million in the three months ended August 1, 2020, compared to $4.1 million in the three months ended July 27, 2019. In the three months ended August 1, 2020, we paid $3.9 million in taxes related to the net share settlement of equity awards compared to $0.4 million in the three months ended July 27, 2019. In the three months ended August 1, 2020, we had net repayments on our borrowings of $4.1 million, compared to $9.7 million in the three months ended July 27, 2019.

Recent Accounting Pronouncements

See Note 1, "Description of Business and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in Item 1.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules.

Legal Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in our favor. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well.  We are working with counsel to collect on the judgment though there are challenges in Europe in doing so while the appeal is pending. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.

In the three months ended August 1, 2020 and July 27, 2019, we incurred Hetronic-related legal fees of $1.9 million and $0.8 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

Foreign Currency Risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi. A hypothetical 10% adverse change in foreign currency exchange rates could have impacted our income before income taxes by $1.4 million in the three months ended August 1, 2020. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the condensed consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of August 1, 2020, the cumulative net currency translation adjustments reduced shareholders’ equity by $5.6 million. We have outstanding a euro denominated cross-currency swap which is treated as a net investment hedge to reduce our exposure to translational exchange risk. As of August 1, 2020, we recorded a deferred loss, net of tax, of $4.6 million related to the cross-currency swap.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our senior unsecured credit agreement, under which we had $336.6 million of net borrowings as of August 1, 2020, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our senior unsecured credit agreement would result in increased annual interest expense of $3.4 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form 10-K for the fiscal year ended May 2, 2020 except as set forth below.

The effects of the COVID-19 pandemic has had and could continue to have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic continues to impact worldwide economic activity.   As a result of the COVID-19 pandemic, we, our employees, our suppliers, our customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities.

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

The automotive and commercial vehicle industries are our primary markets.  The COVID-19 pandemic has significantly disrupted, and is expected to continue to significantly disrupt, the global automotive and commercial vehicle industries and customer sales, production volumes and purchases of vehicles by end consumers. In addition, the spread of COVID-19 has created a significant disruption in the manufacturing, delivery and overall supply chain of automobile and commercial vehicle manufacturers and suppliers.  Further, the COVID-19 pandemic has resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in calendar 2020. This has significantly reduced our fiscal 2021 year-to-date sales volumes and future sales volumes and revenue remain highly uncertain. Although automotive and commercial vehicle production has resumed, customer sales and production volumes may significantly decrease or may be very volatile due to global economic impacts and uncertainties.

In addition to the risks specifically described above, the COVID-19 pandemic has exacerbated and precipitated the other risks described in our Annual Report on Form 10-K for the year ended May 2, 2020, and may continue to do so, in ways that we are not currently able to predict, any of which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity or stock price.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Form of Transition Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on June 30, 2020)
10.2

Change of Control Agreement dated as of June 26, 2020 between the Company and Joseph Khoury (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 30, 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	Inline XBRL Instance
101.2	Inline XBRL Taxonomy Extension Schema Document

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.4	Inline XBRL Taxonomy Extension Label Linkbase Document
101.5	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.6	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	September 3, 2020