Form 10-Q
period 2020-10-31
METHODE ELECTRONICS INC
filed 2020-12-03
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 31, 2020

or

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

At November 30, 2020, the registrant had 37,529,738 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Net Sales	$300.8	$257.2	$491.7	$527.4

Cost of Products Sold	220.0	188.6	365.8	383.0

Gross Profit	80.8	68.6	125.9	144.4

Selling and Administrative Expenses	30.8	33.2	57.4	65.6
Amortization of Intangibles	5.0	4.7	9.7	9.5

Income from Operations	45.0	30.7	58.8	69.3

Interest Expense, Net	1.4	2.7	3.0	5.6
Other Income, Net	(2.6)	(1.0)	(6.0)	(0.9)

Income before Income Taxes	46.2	29.0	61.8	64.6

Income Tax Expense	7.6	5.2	2.5	12.5

Net Income	$38.6	$23.8	$59.3	$52.1

Basic and Diluted Income per Share:
Basic	$1.01	$0.63	$1.56	$1.39
Diluted	$1.01	$0.63	$1.56	$1.38

Cash Dividends per Share	$0.11	$0.11	$0.22	$0.22

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Net Income	$38.6	$23.8	$59.3	$52.1

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	1.4	(2.8)	21.7	(4.4)
Derivative Financial Instruments	0.9	—	(2.7)	—
Total Comprehensive Income	$40.9	$21.0	$78.3	$47.7

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	October 31, 2020	May 2, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$242.3	$217.3
Accounts Receivable, Net	290.3	188.5
Inventories	120.7	131.0
Income Tax Receivable	10.8	12.9
Prepaid Expenses and Other Current Assets	18.2	15.9
TOTAL CURRENT ASSETS	682.3	565.6
LONG-TERM ASSETS
Property, Plant and Equipment, Net	203.2	201.9
Goodwill	233.3	231.6
Other Intangible Assets, Net	237.0	244.8
Operating Lease Assets, Net	23.5	23.5
Deferred Tax Assets	40.7	31.4
Pre-production Costs	32.5	37.1
Other Long-term Assets	36.8	34.7
TOTAL LONG-TERM ASSETS	807.0	805.0
TOTAL ASSETS	$1,489.3	$1,370.6

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$112.4	$73.8
Accrued Employee Liabilities	23.4	19.1
Other Accrued Expenses	31.0	18.5
Short-term Operating Lease Liability	6.0	5.5
Short-term Debt	15.3	15.3
Income Tax Payable	10.6	11.6
TOTAL CURRENT LIABILITIES	198.7	143.8
LONG-TERM LIABILITIES
Long-term Debt	332.3	336.8
Long-term Operating Lease Liability	19.4	20.4
Long-term Income Tax Payable	26.2	29.3
Other Long-term Liabilities	18.8	15.3
Deferred Tax Liabilities	42.5	41.6
TOTAL LONG-TERM LIABILITIES	439.2	443.4
TOTAL LIABILITIES	637.9	587.2
SHAREHOLDERS' EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 38,876,362 shares and 38,438,111 shares issued as of October 31, 2020 and May 2, 2020, respectively	19.4	19.2
Additional Paid-in Capital	152.5	150.7
Accumulated Other Comprehensive Loss	(7.9)	(26.9)
Treasury Stock, 1,346,624 shares as of October 31, 2020 and May 2, 2020	(11.5)	(11.5)
Retained Earnings	698.9	651.9
TOTAL SHAREHOLDERS' EQUITY	851.4	783.4
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,489.3	$1,370.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended October 31, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Equity
Balance as of August 1, 2020	38,876,362	$19.4	$151.5	$(10.2)	$(11.5)	$664.6	$813.8
Stock-based Compensation Expense	—	—	1.0	—	—	—	1.0
Other Comprehensive Income	—	—	—	2.3	—	—	2.3
Net Income	—	—	—	—	—	38.6	38.6
Dividends on Common Stock	—	—	—	—	—	(4.3)	(4.3)
Balance as of October 31, 2020	38,876,362	$19.4	$152.5	$(7.9)	$(11.5)	$698.9	$851.4

	Three Months Ended October 26, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance as of July 27, 2019	38,438,111	$19.2	$152.9	$(15.2)	$(11.5)	$568.9	$714.3
Stock-based Compensation Expense	—	—	1.5	—	—	—	1.5
Other Comprehensive Loss	—	—	—	(2.8)	—	—	(2.8)
Net Income	—	—	—	—	—	23.8	23.8
Dividends on Common Stock	—	—	—	—	—	(4.2)	(4.2)
Balance as of October 26, 2019	38,438,111	$19.2	$154.4	$(18.0)	$(11.5)	$588.5	$732.6

	Six Months Ended October 31, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Equity
Balance as of May 2, 2020	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4
Earned Portion of Restricted Stock, Net of Tax Withholding	433,251	0.2	(0.2)	—	—	(3.9)	(3.9)
Exercise of Stock Options	5,000	—	0.1	—	—	—	0.1
Stock-based Compensation Expense	—	—	1.9	—	—	—	1.9
Other Comprehensive Income	—	—	—	19.0	—	—	19.0
Net Income	—	—	—	—	—	59.3	59.3
Dividends on Common Stock	—	—	—	—	—	(8.4)	(8.4)
Balance as of October 31, 2020	38,876,362	$19.4	$152.5	$(7.9)	$(11.5)	$698.9	$851.4

	Six Months Ended October 26, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7
Earned Portion of Restricted Stock, Net of Tax Withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based Compensation Expense	—	—	4.0	—	—	—	4.0
Other Comprehensive Loss	—	—	—	(4.4)	—	—	(4.4)
Net Income	—	—	—	—	—	52.1	52.1
Dividends on Common Stock	—	—	—	—	—	(8.4)	(8.4)
Balance as of October 26, 2019	38,438,111	$19.2	$154.4	$(18.0)	$(11.5)	$588.5	$732.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	October 31, 2020	October 26, 2019
OPERATING ACTIVITIES
Net Income	$59.3	$52.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	24.7	23.7
Stock-based Compensation Expense	1.9	4.0
Change in Cash Surrender Value of Life Insurance	(0.7)	(0.3)
Amortization of Debt Issuance Costs	0.3	0.3
Change in Deferred Income Taxes	(6.2)	0.4
Other	1.2	(0.5)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(94.3)	10.7
Inventories	13.0	(18.1)
Prepaid Expenses and Other Assets	7.8	(10.2)
Accounts Payable and Other Liabilities	49.7	5.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	56.7	67.8

INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(15.2)	(26.8)
Sale of Business/Investment/Property	—	0.6
NET CASH USED IN INVESTING ACTIVITIES	(15.2)	(26.2)

FINANCING ACTIVITIES
Taxes Paid Related to Net Share Settlement of Equity Awards	(3.9)	(0.4)
Proceeds from Exercise of Stock Options	0.1	—
Repayments of Finance Leases	(0.2)	(0.3)
Cash Dividends	(9.1)	(8.2)
Proceeds from Borrowings	1.5	26.4
Repayments of Borrowings	(7.6)	(44.2)
NET CASH USED IN FINANCING ACTIVITIES	(19.2)	(26.7)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	2.7	(2.5)
INCREASE IN CASH AND CASH EQUIVALENTS	25.0	12.4
Cash and Cash Equivalents at Beginning of the Year	217.3	83.2
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$242.3	$95.6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest	$3.0	$5.6
Income Taxes, Net of Refunds	$10.3	$10.9
Operating Lease Obligations	$4.4	$4.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Description of Business and Summary of Significant Accounting Policies

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

Impact of COVID-19

The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. The Company began to see the impacts of the COVID-19 pandemic at the beginning of its fourth quarter of fiscal 2020 at its China manufacturing facilities, which were initially closed after the Chinese New Year. The Company’s manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to the Company’s business from the COVID-19 pandemic began in mid-March 2020, as the Company’s operations in North America and Europe were adversely impacted by many customers suspending their manufacturing operations due to the COVID-19 pandemic. In the first quarter of fiscal 2021, the Company’s operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization. In the second quarter of fiscal 2021, production levels returned to pre-COVID levels as a result of increased demand from customers. There has been a resurgence of COVID-19 cases globally and it is possible the COVID-19 pandemic could still have an adverse impact on the Company’s business, operating results and financial condition for the remainder of fiscal 2021.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $3.3 million and $6.2 million in the three and six months ended October 31, 2020, respectively, and has been reported as other income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, identifiable intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of October 31, 2020 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's condensed consolidated financial statements as of October 31, 2020 and for the three and six months ended October 31, 2020. However, the Company's future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

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

Financial Reporting Periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2021 is a 52-week year and fiscal 2020 was a 53-week year. The three months ended October 31, 2020 and October 26, 2019 were both 13-week periods, and the six months ended October 31, 2020 and October 26, 2019 were both 26-week periods.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Form 10-K for the year ended May 2, 2020. There have been no material changes to the significant accounting policies in the six months ended October 31, 2020 other than those noted below.

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

The Company adopted this guidance as of May 3, 2020. The guidance allows for various methods for measuring expected credit losses. The Company elected to apply a historical loss rate based on historic write-offs to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The adoption of the guidance did not have a material impact on the Company's condensed consolidated financial statements. The allowance for doubtful accounts balance was $0.9 million and $0.6 million as of October 31, 2020 and May 2, 2020, respectively.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another rate that is expected to be discontinued, subject to meeting certain criteria. ASU 2020-04 was effective upon issuance and generally can be applied prospectively through December 31, 2022. The Company does not expect a material effect from the adoption of this guidance on its condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)," which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The Company is currently assessing the potential impact of the standard on its condensed consolidated financial statements.
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

Contract Balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the three and six months ended October 31, 2020 and October 26, 2019 were not material.

Disaggregated Revenue Information

Geographic net sales are determined based on the Company's operational locations. Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Three Months Ended October 31, 2020
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$117.8	$41.8	$16.2	$0.8	$176.6
Europe & Africa	58.2	16.7	—	—	74.9
Asia	39.7	9.4	0.2	—	49.3
Total Net Sales	$215.7	$67.9	$16.4	$0.8	$300.8
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$206.7	$67.9	$16.4	$0.8	$291.8
Goods Transferred Over Time	9.0	—	—	—	9.0
Total Net Sales	$215.7	$67.9	$16.4	$0.8	$300.8

	Three Months Ended October 26, 2019
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$106.7	$45.9	$11.8	$0.3	$164.7
Europe & Africa	52.7	11.9	0.1	—	64.7
Asia	20.7	7.1	—	—	27.8
Total Net Sales	$180.1	$64.9	$11.9	$0.3	$257.2
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$168.7	$64.9	$11.9	$0.3	$245.8
Goods Transferred Over Time	11.4	—	—	—	11.4
Total Net Sales	$180.1	$64.9	$11.9	$0.3	$257.2

	Six Months Ended October 31, 2020
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$194.1	$62.4	$29.4	$1.2	$287.1
Europe & Africa	87.0	29.5	—	—	116.5
Asia	59.7	28.0	0.4	—	88.1
Total Net Sales	$340.8	$119.9	$29.8	$1.2	$491.7
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$326.8	$119.9	$29.8	$1.2	$477.7
Goods Transferred Over Time	14.0	—	—	—	14.0
Total Net Sales	$340.8	$119.9	$29.8	$1.2	$491.7

	Six Months Ended October 26, 2019
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$228.3	$94.8	$24.3	$0.6	$348.0
Europe & Africa	101.7	24.4	0.2	—	126.3
Asia	36.3	16.5	0.3	—	53.1
Total Net Sales	$366.3	$135.7	$24.8	$0.6	$527.4
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$347.7	$135.7	$24.8	$0.6	$508.8
Goods Transferred Over Time	18.6	—	—	—	18.6
Total Net Sales	$366.3	$135.7	$24.8	$0.6	$527.4

Note 3.	Restructuring

The Company continually monitors market factors and industry trends and takes necessary actions to reduce overall costs and improve operational profitability. In the three and six months ended October 31, 2020, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months ended October 31, 2020, the Company recognized $4.2 million of restructuring costs. These charges consist of $2.7 million recorded in cost of products sold and $1.5 million recorded in selling and administrative expenses. In the six months ended October 31, 2020, the Company recognized $7.6 million of restructuring costs. These charges consist of $4.6 million recorded in cost of products sold and $3.0 million recorded in selling and administrative expenses.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of right-of-use lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. The following is a rollforward of the Company's restructuring activity for the six months ended October 31, 2020:

			Utilization
(Dollars in Millions)	Accrual as of May 2, 2020	YTD Charges	Cash	Non-cash	Accrual as of October 31, 2020
Employee Termination Benefits	$0.2	$6.3	$(4.3)	$—	$2.2
Asset Impairment Charges	—	0.7	—	(0.7)	—
Contract Termination Costs	—	0.6	—	—	0.6
Total	$0.2	$7.6	$(4.3)	$(0.7)	$2.8

The table below presents restructuring costs by reportable segment:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Automotive	$3.9	$0.2	$5.9	$0.2
Industrial	0.3	0.2	0.9	0.2
Interface	—	—	0.7	—
Medical	—	0.1	—	0.1
Eliminations/Corporate	—	—	0.1	—
Total Restructuring Costs	$4.2	$0.5	$7.6	$0.5

Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company expects to incur additional restructuring costs of approximately $0.7 million during the current fiscal year related to the initiated restructuring programs and may take additional restructuring actions in future periods based upon market conditions and industry trends.

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

The Company’s income tax expense and effective tax rate for the three and six months ended October 31, 2020 and October 26, 2019 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Income before Income Taxes	$46.2	$29.0	$61.8	$64.6
Income Tax Expense	$7.6	$5.2	$2.5	$12.5
Effective Tax Rate	16.5%	17.9%	4.0%	19.3%

The income tax provision for the three months ended October 31, 2020 was lower than the U.S. statutory tax rate primarily due to foreign operations with lower statutory tax rates. The income tax provision for the six months ended October 31, 2020 benefited from various tax credits earned in foreign jurisdictions. The income tax provision for both the three and six months ended October 26, 2019 was lower than the U.S. statutory tax rate primarily due to foreign investment tax credits and foreign operations with lower statutory rates.

The Company's unrecognized income tax benefits were $5.4 million and $5.2 million as of October 31, 2020 and May 2, 2020, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, lapse of applicable statutes of limitations and changes in tax law.

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

(Dollars in Millions)	October 31, 2020	May 2, 2020
Finished Products	$27.1	$45.7
Work in Process	11.7	10.8
Raw Materials	81.9	74.5
Total Inventories	$120.7	$131.0

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(Dollars in Millions)	October 31, 2020	May 2, 2020
Land	$3.3	$3.3
Buildings and Building Improvements	91.8	87.3
Machinery and Equipment	432.5	412.3
Total Property, Plant and Equipment, Gross	527.6	502.9
Less: Accumulated Depreciation	(324.4)	(301.0)
Property, Plant and Equipment, Net	$203.2	$201.9

Depreciation expense was $7.6 million and $7.2 million in the three months ended October 31, 2020 and October 26, 2019, respectively. Depreciation expense was $15.0 million and $14.2 million in the six months ended October 31, 2020 and October 26, 2019, respectively. As of October 31, 2020 and May 2, 2020, capital expenditures recorded in accounts payable totaled $0.7 million and $5.8 million, respectively.

Pre-Production Tooling Costs Related to Long-term Supply Arrangements

The Company incurs pre-production tooling costs related to certain products produced for its customers under long-term supply arrangements. As of October 31, 2020 and May 2, 2020, the Company had $32.5 million and $37.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of October 31, 2020 and May 2, 2020, the Company had $15.8. million and $19.0 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

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

dollar-euro spot exchange rates. The cross-currency swap was in a net liability position with an aggregate fair value of $4.8 million and $1.3 million as of October 31, 2020 and May 2, 2020, respectively, and is recorded within other long-term liabilities in the condensed consolidated balance sheets.

The fair value of the cross-currency swap is classified within Level 2 of the fair value hierarchy. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company records changes in fair value attributable to the translation of foreign currencies through accumulated other comprehensive income (loss). The

Company recognizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in the three and six months ended October 31, 2020.

Note 6.Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(Dollars in Millions)	Automotive	Industrial	Total
Balance as of May 2, 2020	$106.2	$125.4	$231.6
Foreign Currency Translation	0.3	1.4	1.7
Balance as of October 31, 2020	$106.5	$126.8	$233.3

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

During the second quarter of fiscal 2021, the Company evaluated the effects of the COVID-19 pandemic and its negative impact on the global economy on each of the Company’s reporting units and indefinite-lived intangible assets. Management reviewed key assumptions, including revisions of projected future revenues for reporting units and the results of the previous annual impairment testing performed during the fourth quarter of fiscal 2020. The Company did not identify an indication of impairment for any of its reporting units or indefinite-lived intangible assets. Although it was determined that a triggering event had not occurred as of October 31, 2020, management will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.

Other Intangible Assets, Net

Details of identifiable intangible assets are shown below:

	As of October 31, 2020
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$245.2	$(47.6)	$197.6	16.0
Trade Names, Patents and Technology Licenses	75.7	(38.1)	37.6	7.4
Total Definite-lived Intangible Assets	320.9	(85.7)	235.2
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$322.7	$(85.7)	$237.0

	As of May 2, 2020
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$243.5	$(40.8)	$202.7	16.5
Trade Names, Patents and Technology Licenses	75.3	(35.0)	40.3	7.8
Total Definite-lived Intangible Assets	318.8	(75.8)	243.0
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$320.6	$(75.8)	$244.8

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
Remainder of 2021	$9.5
2022	19.1
2023	19.0
2024	18.6
2025	18.1
Thereafter	150.9
Total	$235.2

Note 7.Debt

A summary of debt is shown below:

(Dollars in Millions)	October 31, 2020	May 2, 2020
Revolving Credit Facility	$110.0	$108.5
Term Loan	225.0	231.2
Other Debt	14.5	14.6
Unamortized Debt Issuance Costs	(1.9)	(2.2)
Total Debt	347.6	352.1
Less: Current Maturities	(15.3)	(15.3)
Total Long-term Debt	$332.3	$336.8

Revolving Credit Facility/Term Loan

The Company is a party to an Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, N.A. The Credit Agreement terminates in September 2023 and consists of a senior unsecured revolving credit facility (“Revolving Credit Facility”) of $200.0 million and a senior unsecured term loan (“Term Loan”) of $250.0 million. In addition, the Company has an option to increase the size of the Revolving Credit Facility and Term Loan by up to an additional $200.0 million, subject to customary conditions and approval of the lenders providing new commitments. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. subsidiaries. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original Term Loan ($3.1 million) through maturity, with the remaining balance due on September 12, 2023. Subsequent to October 31, 2020, the Company repaid $50.0 million of the outstanding balance under the Revolving Credit Facility.

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was 1.65% at October 31, 2020. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of October 31, 2020, the Company was in compliance with all the covenants in the Credit Agreement.

Other Debt

One of the Company’s European subsidiaries has debt that consists of 14 notes with maturities ranging from 2021 to 2031. The weighted-average interest rate on this debt was approximately 1.47% at October 31, 2020 and $2.8 million of the debt was classified as short-term.

Note 8.Shareholders’ Equity

Dividends

The Company paid dividends totaling $4.1 million in both the three months ended October 31, 2020 and October 26, 2019. The Company paid dividends totaling $9.1 million and $8.2 million in the six months ended October 31, 2020 and October 26, 2019, respectively. Dividends paid in the six months ended October 31, 2020 include $0.9 million of dividends on restricted stock that vested during the period.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Currency Translation Adjustments:
Balance at Beginning of Period	$(5.6)	$(15.2)	$(25.9)	$(13.6)
Other Comprehensive Income (Loss) Recognized During the Period, Net of Tax	1.4	(2.8)	21.7	(4.4)
Balance at End of Period	(4.2)	(18.0)	(4.2)	(18.0)

Derivative Instruments:
Balance at Beginning of Period	(4.6)	—	(1.0)	—
Other Comprehensive Income (Loss) Recognized During the Period, Net of Tax	0.9	—	(2.7)	—
Balance at End of Period	(3.7)	—	(3.7)	—

Accumulated Other Comprehensive Loss, End of Period	$(7.9)	$(18.0)	$(7.9)	$(18.0)

Stock-based Compensation

The Company has granted stock options, performance-based restricted stock (“PSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of October 31, 2020, there was 196,288 shares available for award under the 2014 Plan.

The Company accounts for stock-based compensation under the fair-value method. Accordingly, equity-classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. The requisite service period generally matches the stated vesting period of the award but may be shorter if the employee is retirement-eligible and, under the award’s terms, may fully vest upon retirement from the Company. The Company recognizes compensation cost for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards.

Performance-based Restricted Stock (“PSAs”) and Performance Units (“PUs”)

In the second quarter of fiscal 2021, the Company granted 917,000 PSAs to executive officers and certain non-executives which will be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The PSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, an additional 458,500 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the PSAs was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the PSAs do not vest. Compensation expense for PSAs are recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs are recognized when it is probable that the target performance criteria will be achieved. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, compensation expense has not been recognized for the PSAs or PUs in the three and six months ended October 31, 2020, as the performance conditions are not probable of being met.

Restricted Stock Units (“RSUs”)

RSUs granted under the 2014 Plan vest over a pre-determined period of time, up to five years. In the second quarter of fiscal 2021, the Company granted 938,300 RSUs to executive officers and certain non-executives. The fair value of the RSUs was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest.

The following table summarizes RSU activity under the 2014 Plan:

	RSU Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at May 2, 2020	3,100	$41.20
Awarded	938,300	$28.30
Vested	—	$—
Forfeited	—	$—
Non-vested at October 31, 2020	941,400	$28.34

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of October 31, 2020, common stock to be delivered to these executives totaled 577,055 shares.

Director Awards

In the six months ended October 31, 2020 and October 26, 2019, the Company granted 33,000 shares and 30,000 shares, respectively, of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. The fair value was determined based on the closing price of the Company’s stock on the date of grant.

Stock Options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Wtd. Avg. Exercise Price
Outstanding and Exercisable at May 2, 2020	106,668	$35.76
Exercised	(5,000)	$10.55
Forfeited	(1,668)	$37.01
Outstanding and Exercisable at October 31, 2020	100,000	$37.01

Stock-based Compensation Expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income.

The following table summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
PSAs	$—	$1.1	$—	$2.3
RSUs	1.0	0.4	1.0	0.8
Director Awards	—	—	0.9	0.9
Total Stock-based Compensation Expense	$1.0	$1.5	$1.9	$4.0

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Numerator:
Net Income (in millions)	$38.6	$23.8	$59.3	$52.1

Denominator:
Denominator for Basic Income per Share-Weighted Average Shares Outstanding and Vested/Unissued RSUs	38,106,793	37,587,742	37,971,668	37,561,098
Dilutive Potential Common Shares-Employee Stock Options, PSAs and RSUs	20,745	151,446	171,310	142,025
Denominator for Diluted Income per Share	38,127,538	37,739,188	38,142,978	37,703,123

Basic and Diluted Income per Share:
Basic Income per Share	$1.01	$0.63	$1.56	$1.39
Diluted Income per Share	$1.01	$0.63	$1.56	$1.38

Number of Anti-dilutive Potentially Issuable Shares Excluded from Diluted Common Shares Outstanding	1,017,000	755,493	559,334	759,368

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

The tables below present information about the Company's reportable segments:

	Three Months Ended October 31, 2020
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$216.9	$69.5	$16.4	$0.8	$(2.8)	$300.8
Transfers between Segments	(1.2)	(1.6)	—	—	2.8	—
Net Sales to Unaffiliated Customers	$215.7	$67.9	$16.4	$0.8	$—	$300.8

Income (Loss) from Operations	$38.8	$16.1	$3.1	$(1.5)	$(11.5)	$45.0
Interest Expense, Net						1.4
Other Income, Net						(2.6)
Income before Income Taxes						$46.2

	Three Months Ended October 26, 2019
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$181.3	$65.4	$12.0	$0.3	$(1.8)	$257.2
Transfers between Segments	(1.2)	(0.5)	(0.1)	—	1.8	—
Net Sales to Unaffiliated Customers	$180.1	$64.9	$11.9	$0.3	$—	$257.2

Income (Loss) from Operations	$28.9	$15.1	$(0.2)	$(1.8)	$(11.3)	$30.7
Interest Expense, Net						2.7
Other Income, Net						(1.0)
Income before Income Taxes						$29.0

	Six Months Ended October 31, 2020
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$343.3	$121.9	$29.8	$1.2	$(4.5)	$491.7
Transfers between Segments	(2.5)	(2.0)	—	—	4.5	—
Net Sales to Unaffiliated Customers	$340.8	$119.9	$29.8	$1.2	$—	$491.7

Income (Loss) from Operations	$54.1	$23.1	$4.2	$(3.1)	$(19.5)	$58.8
Interest Expense, Net						3.0
Other Income, Net						(6.0)
Income before Income Taxes						$61.8

	Six Months Ended October 26, 2019
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$368.8	$137.0	$24.9	$0.6	$(3.9)	$527.4
Transfers between Segments	(2.5)	(1.3)	(0.1)	—	3.9	—
Net Sales to Unaffiliated Customers	$366.3	$135.7	$24.8	$0.6	$—	$527.4

Income (Loss) from Operations	$62.0	$31.6	$—	$(3.3)	$(21.0)	$69.3
Interest Expense, Net						5.6
Other Income, Net						(0.9)
Income before Income Taxes						$64.6

(Dollars in Millions)	October 31, 2020	May 2, 2020
Identifiable Assets:
Automotive	$768.8	$670.9
Industrial	432.8	421.8
Interface	88.0	71.0
Medical	7.8	8.8
Eliminations/Corporate	191.9	198.1
Total Identifiable Assets	$1,489.3	$1,370.6

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. The Company became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, the Company terminated all of its agreements with the Fuchs companies. On June 20, 2014, the Company filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, the Company amended its complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment.  Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment have been consolidated into a single appeal.  That appeal is fully briefed and awaiting an argument date. The Company is working with counsel to collect on the judgment though there are challenges in Europe in doing so while the appeal is pending. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations. Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles. Our results will be subject to many of the same risks that apply to the automotive, appliance, commercial vehicle, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes. Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	Impact from pandemics, such as the COVID-19 pandemic;
•	Dependence on the automotive, appliance, commercial vehicle, computer and communications industries;
•	Dependence on a small number of large customers, including two large automotive customers;
•	Recognition of goodwill and long-lived asset impairment charges;
•	Timing and magnitude of costs associated with restructuring activities;
•	International trade disputes resulting in tariffs and our ability to mitigate tariffs;
•	Timing, quality and cost of new program launches;
•	Ability to withstand price pressure, including pricing reductions;
•	Failure to attract and retain qualified personnel;
•	Ability to successfully market and sell Dabir Surfaces products;
•	Currency fluctuations;
•	Customary risks related to conducting global operations;
•	Costs associated with environmental, health and safety regulations;
•	Ability to withstand business interruptions;
•	Ability to successfully benefit from acquisitions and divestitures;
•	Investment in programs prior to the recognition of revenue;
•	Dependence on the availability and price of materials;
•	Dependence on our supply chain;
•	Judgments related to accounting for tax positions;
•	Income tax rate fluctuations;
•	Adjustments to compensation expense for performance-based awards;
•	Ability to keep pace with rapid technological changes;
•	Breaches to our information technology systems;
•	Ability to avoid design or manufacturing defects;
•	Ability to compete effectively;
•	Ability to protect our intellectual property;
•	Success of recent acquisitions and/or our ability to implement and profit from new applications of the acquired technology;
•	Ability to manage our debt levels and any restrictions thereunder; and
•	Impact to interest expense from the replacement or modification of LIBOR.

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

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impacts of COVID-19 at the beginning of our fourth quarter of fiscal 2020 at our China manufacturing facilities, which were initially closed after the Chinese New Year. Our manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to our business from the COVID-19 pandemic began in mid-March 2020, as our operations in North America and Europe were adversely impacted by many of our customers suspending their manufacturing operations due to the COVID-19 pandemic. In the first quarter of fiscal 2021, our operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization, thus impacting our results of operations during the first quarter of fiscal 2021. In the second quarter of fiscal 2021, production levels in North America and Europe returned to pre-COVID levels as a result of increased demand from customers and net sales and profitability improved. There has been a resurgence of COVID-19 cases globally and it is possible the COVID-19 pandemic could still impact our business, operating results and financial condition and we are unable to predict the ultimate impact to our business due to a number of evolving factors.

In response to the COVID-19 pandemic and business disruption, in March 2020, we implemented certain measures to manage costs, preserve liquidity and enhance employee safety. These measures included the following:

•

Reduction of payroll costs through a combination of temporary salary reductions, four-day work weeks and furloughs. In the second quarter of fiscal 2021, we ceased the salary reductions and resumed five-day work weeks;

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
•

The March 2020 draw-down of $100.0 million available under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. Subsequent to October 31, 2020, we repaid $50.0 million under the revolving credit facility.

In addition, we initiated certain restructuring actions in the six months ended October 31, 2020 to rationalize our operations, lower our costs and improve financial performance and long-term cash flow generation. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months and six months ended October 31, 2020, we recognized $4.2 million and $7.6 million of restructuring costs, respectively. We currently expect to incur additional restructuring costs of approximately $0.7 million during the current fiscal year related to the initiated restructuring programs and we may take additional restructuring actions in future periods based upon market conditions and industry trends.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the automotive and commercial vehicle markets. In late October 2020, certain European countries and U.S. states began to initiate new governmental restrictions in response to renewed pandemic impacts and concerns, which may adversely impact our future operating results. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is further prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic may adversely impact our results for the remainder of fiscal 2021, and that impact could be material. We continue to actively monitor the ongoing potential impacts of COVID-19 and will seek to mitigate and minimize its impact on our business.

Results of Operations for the Three Months Ended October 31, 2020 compared to the Three Months Ended October 26, 2019

Consolidated Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$300.8	$257.2	$43.6	17.0%
Cost of Products Sold	220.0	188.6	31.4	16.6%
Gross Profit	80.8	68.6	12.2	17.8%
Selling and Administrative Expenses	30.8	33.2	(2.4)	(7.2)%
Amortization of Intangibles	5.0	4.7	0.3	6.4%
Interest Expense, Net	1.4	2.7	(1.3)	(48.1)%
Other Income, Net	(2.6)	(1.0)	(1.6)	160.0%
Income Tax Expense	7.6	5.2	2.4	46.2%
Net Income	$38.6	$23.8	$14.8	62.2%

Percent of sales:	October 31, 2020	October 26, 2019
Net Sales	100.0%	100.0%
Cost of Products Sold	73.1%	73.3%
Gross Profit	26.9%	26.7%
Selling and Administrative Expenses	10.2%	12.9%
Amortization of Intangibles	1.7%	1.8%
Interest Expense, Net	0.5%	1.0%
Other Income, Net	(0.9)%	(0.4)%
Income Tax Expense	2.5%	2.0%
Net Income	12.8%	9.3%

Net Sales. Net sales increased $43.6 million, or 17.0%, to $300.8 million in the three months ended October 31, 2020, compared to $257.2 million in the three months ended October 26, 2019. The increase was primarily due to higher sales in the Automotive segment and favorable foreign currency translation. Automotive segment sales in the three months ended October 26, 2019 were negatively impacted by $32.0 million due to the United Auto Workers (“UAW”) labor strike at General Motors (“GM”). The impact of foreign currency translation increased net sales by $6.5 million, primarily due to the strengthening of the euro and Chinese renminbi, relative to the U.S. dollar.

Cost of Products Sold. Cost of products sold increased $31.4 million, or 16.6%, to $220.0 million (73.1% of sales) in the three months ended October 31, 2020, compared to $188.6 million (73.3% of sales) in the three months ended October 26, 2019. The increase was primarily due to higher sales volumes, foreign currency translation and restructuring costs. The impact of foreign currency translation increased cost of products sold by $4.6 million. In the three months ended October 31, 2020, we recognized $2.7 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.2 million of restructuring costs recognized in the three months ended October 26, 2019.

Gross Profit. Gross profit increased $12.2 million, or 17.8%, to $80.8 million (26.9% of sales) in the three months ended October 31, 2020, compared to $68.6 million (26.7% of sales) in the three months ended October 26, 2019. The increase in gross profit margins was primarily due to higher sales volumes and product mix, partially offset by restructuring costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.4 million, or 7.2%, to $30.8 million (10.2% of sales) in the three months ended October 31, 2020, compared to $33.2 million (12.9% of sales) in the three months ended October 26, 2019. The decrease was primarily due to lower compensation expense, stock-based compensation expense and travel expense, partially offset by restructuring costs. The decrease in compensation expense was primarily related to temporary salary reductions and the benefit of restructuring actions taken in the first quarter of fiscal 2021. Stock-based compensation expense was lower by $0.5 million as our five-year, long-term incentive plan concluded in fiscal 2020 and a new long-term incentive plan was not introduced until September 27, 2020. In the three months ended October 31, 2020, we recognized $1.5 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.3 million of restructuring costs recognized in the three months ended October 26, 2019.

.Amortization of Intangibles. Amortization of intangibles increased $0.3 million, or 6.4%, to $5.0 million in the three months ended October 31, 2020, compared to $4.7 million in the three months ended October 26, 2019.

Interest Expense, Net. Interest expense, net was $1.4 million in the three months ended October 31, 2020, compared to $2.7 million in the three months ended October 26, 2019. The decrease was due to a lower effective interest rate on outstanding borrowings, partially offset by higher average borrowings. Average borrowings were higher due to the precautionary $100.0 million draw-down in March 2020.

Other Income, Net. Other income, net was $2.6 million in the three months ended October 31, 2020, compared to $1.0 million in the three months ended October 26, 2019. In the three months ended October 31, 2020, we received $3.3 million of government assistance at certain of our foreign locations with respect to the COVID-19 pandemic. Net foreign exchange losses were $0.6 million in the three months ended October 31, 2020 compared to a net foreign exchange gain of $0.4 million in the three months ended October 26, 2019. In the three months ended October 26, 2019, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million.

Income Tax Expense. Income tax expense was $7.6 million (16.5% effective tax rate) in the three months ended October 31, 2020, compared to $5.2 million (17.9% effective tax rate) in the three months ended October 26, 2019. The change in the tax expense and effective tax rate was primarily due to the level and mix of earnings among tax jurisdictions recorded during the period and research deductions claimed in foreign locations.

Net Income. Net income increased $14.8 million, or 62.2%, to $38.6 million in the three months ended October 31, 2020, compared to $23.8 million in the three months ended October 26, 2019. Net income increased as a result of the reasons described above and favorable foreign currency translation of $1.5 million.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$215.7	$180.1	$35.6	19.8%
Gross Profit	$52.9	$44.2	$8.7	19.7%
Income from Operations	$38.8	$28.9	$9.9	34.3%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	24.5%	24.5%
Income from Operations	18.0%	16.0%

Net Sales. Automotive segment net sales increased $35.6 million, or 19.8%, to $215.7 million in the three months ended October 31, 2020, compared to $180.1 million in the three months ended October 26, 2019. Net sales in North America increased $11.1 million, or 10.4%, to $117.8 million in the three months ended October 31, 2020, compared to $106.7 million in the three months ended October 26, 2019. Net sales in the three months ended October 26, 2019 were negatively impacted by $32.0 million due to the UAW labor strike at GM. Net sales in Europe increased $5.5 million, or 10.4%, to $58.2 million in the three months ended October 31, 2020, compared to $52.7 million in the three months ended October 26, 2019. The stronger euro, relative to the U.S. dollar, increased net sales in Europe by $3.6 million. Excluding the impact of foreign currency translation, Europe net sales increased $1.9 million primarily due to higher sensor sales during the period. Net sales in Asia increased $19.0 million, or 91.8%, to $39.7 million in the three months ended October 31, 2020, compared to $20.7 million in the three months ended October 26, 2019. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $1.7 million. Excluding foreign currency translation, Asia net sales increased $17.3 million primarily due to higher sales of electric vehicle products and higher leadframe sales volumes.

Gross Profit. Automotive segment gross profit increased $8.7 million, or 19.7%, to $52.9 million in the three months ended October 31, 2020, compared to $44.2 million in the three months ended October 26, 2019. Automotive segment gross profit margins remained unchanged and were impacted by product mix and restructuring actions. In the three months ended October 31, 2020, we recognized $2.6 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.2 million of restructuring costs recognized in the three months ended October 26, 2019.

Income from Operations. Automotive segment income from operations increased $9.9 million, or 34.3%, to $38.8 million in the three months ended October 31, 2020, compared to $28.9 million in the three months ended October 26, 2019. The increase was primarily due to higher gross profit, lower selling and administrative expenses and favorable foreign currency translation, partially offset by higher restructuring costs. Selling and administrative expenses decreased due to lower compensation expense. Foreign currency translation increased income from operations by $1.5 million. Total restructuring costs related to actions taken to reduce overall costs and improve operational profitability were $3.9 million in the three months ended October 31, 2020, compared to $0.2 million in the three months ended October 26, 2019.

Industrial Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$67.9	$64.9	$3.0	4.6%
Gross Profit	$24.4	$24.5	$(0.1)	(0.4)%
Income from Operations	$16.1	$15.1	$1.0	6.6%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	35.9%	37.8%
Income from Operations	23.7%	23.3%

Net Sales. Industrial segment net sales increased $3.0 million, or 4.6%, to $67.9 million in the three months ended October 31, 2020, compared to $64.9 million in the three months ended October 26, 2019. Foreign currency translation increased net sales by $1.2 million. Excluding foreign currency translation, net sales increased by $1.8 million primarily due to higher sales volumes of busbar products, partially offset by lower sales from commercial vehicle lighting solutions.

Gross Profit. Industrial segment gross profit decreased $0.1 million, or 0.4%, to $24.4 million in the three months ended October 31, 2020, compared to $24.5 million in the three months ended October 26, 2019. Gross profit margins decreased to 35.9% in the three months ended October 31, 2020, compared to 37.8% in the three months ended October 26, 2019. The decrease in gross profit margins was primarily due to lower sales of commercial vehicle lighting solutions.

Income from Operations. Industrial segment income from operations increased $1.0 million, or 6.6%, to $16.1 million in the three months ended October 31, 2020, compared to $15.1 million in the three months ended October 26, 2019. The increase was primarily due to lower selling and administrative expenses and favorable foreign currency translation. Selling and administrative expenses decreased due to lower compensation expense. Foreign currency translation increased income from operations by $0.4 million.

Interface Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$16.4	$11.9	$4.5	37.8%
Gross Profit	$3.6	$1.2	$2.4	200.0%
Income (Loss) from Operations	$3.1	$(0.2)	$3.3	N/M*
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	22.0%	10.1%
Income (Loss) from Operations	18.9%	(1.7)%

*N/M equals non-meaningful

Net Sales. Interface segment net sales increased $4.5 million, or 37.8%, to $16.4 million in the three months ended October 31, 2020, compared to $11.9 million in the three months ended October 26, 2019. The increase was primarily due to higher sales volumes of our appliance products.

Gross Profit. Interface segment gross profit increased $2.4 million, or 200.0%, to $3.6 million in the three months ended October 31, 2020, compared to $1.2 million in the three months ended October 26, 2019. Gross profit margins increased to 22.0% in the three months ended October 31, 2020, from 10.1% in the three months ended October 26, 2019. The increase was primarily due to higher sales volumes of our appliance products.

Income from Operations. Interface segment income from operations was $3.1 million in the three months ended October 31, 2020, compared to a loss from operations of $0.2 million in the three months ended October 26, 2019. The improvement was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses in the three months ended October 31, 2020 benefitted from restructuring actions taken in the first quarter of fiscal 2021.

Medical Segment Results

Below is a table summarizing results for the three months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$0.8	$0.3	$0.5	166.7%
Gross Profit	$(0.4)	$(0.6)	$0.2	(33.3)%
Loss from Operations	$(1.5)	$(1.8)	$0.3	(16.7)%

Net Sales. The Medical segment had net sales of $0.8 million in the three months ended October 31, 2020, compared to $0.3 million in the three months ended October 26, 2019. Higher net sales were due to higher product demand.

Gross Profit. Medical segment gross profit was a loss of $0.4 million in the three months ended October 31, 2020, compared to a loss of $0.6 million in the three months ended October 26, 2019. The improvement was due to higher net sales.

Loss from Operations. Medical segment loss from operations decreased $0.3 million, to $1.5 million in the three months ended October 31, 2020, compared to $1.8 million in the three months ended October 26, 2019. The improvement was due to higher net sales.

Results of Operations for the Six Months Ended October 31, 2020 compared to the Six Months Ended October 26, 2019

Consolidated Results

Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$491.7	$527.4	$(35.7)	(6.8)%
Cost of Products Sold	365.8	383.0	(17.2)	(4.5)%
Gross Profit	125.9	144.4	(18.5)	(12.8)%
Selling and Administrative Expenses	57.4	65.6	(8.2)	(12.5)%
Amortization of Intangibles	9.7	9.5	0.2	2.1%
Interest Expense, Net	3.0	5.6	(2.6)	(46.4)%
Other Income, Net	(6.0)	(0.9)	(5.1)	N/M*
Income Tax Expense	2.5	12.5	(10.0)	(80.0)%
Net Income	$59.3	$52.1	$7.2	13.8%

Percent of sales:	October 31, 2020	October 26, 2019
Net Sales	100.0%	100.0%
Cost of Products Sold	74.4%	72.6%
Gross Profit	25.6%	27.4%
Selling and Administrative Expenses	11.7%	12.4%
Amortization of Intangibles	2.0%	1.8%
Interest Expense, Net	0.6%	1.1%
Other Income, Net	(1.2)%	(0.2)%
Income Tax Expense	0.5%	2.4%
Net Income	12.1%	9.9%

*N/M equals non-meaningful

Net Sales. Net sales decreased $35.7 million, or 6.8%, to $491.7 million in the six months ended October 31, 2020, compared to $527.4 million in the six months ended October 26, 2019. The impact of foreign currency translation increased net sales by $5.4 million. Excluding foreign currency translation, net sales decreased $41.1 million as a result of lower sales in the Automotive and Industrial segments which were negatively impacted by the COVID-19 pandemic. Net sales in the six months ended October 26, 2019 were negatively impacted by $32.0 million due to the UAW labor strike at GM.

Cost of Products Sold. Cost of products sold decreased $17.2 million, or 4.5%, to $365.8 million (74.4% of sales) in the six months ended October 31, 2020, compared to $383.0 million (72.6% of sales) in the six months ended October 26, 2019. The decrease was primarily due to lower sales volumes and lower labor costs, partially offset by restructuring costs. Labor costs were lower as a result of actions we took in response to the impact from the COVID-19 pandemic on our production volumes. In the six months ended October 31, 2020, we recognized $4.6 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.2 million of restructuring costs recognized in the six months ended October 26, 2019.

Gross Profit. Gross profit decreased $18.5 million, or 12.8%, to $125.9 million (25.6% of sales) in the six months ended October 31, 2020, compared to $144.4 million (27.4% of sales) in the six months ended October 26, 2019. The decrease in gross profit margins was primarily due to lower sales volumes, product mix and restructuring costs, partially offset by lower operating costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $8.2 million, or 12.5%, to $57.4 million (11.7% of sales) in the six months ended October 31, 2020, compared to $65.6 million (12.4% of sales) in the six months ended October 26, 2019. The decrease was primarily due to lower compensation expense, stock-based compensation expense and travel expense, partially offset by restructuring costs. As noted above, we initiated actions which included temporary salary reductions and four-day work weeks (which ended in the second quarter of fiscal 2021) and the elimination of most business travel. In addition, stock-based compensation expense was lower by $2.1 million as our five-year, long-term incentive plan concluded in fiscal 2020 and a new long-term incentive plan was not introduced until September 27, 2020. In the six months ended October 31, 2020, we recognized $3.0 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.3 million of restructuring costs recognized in the six months ended October 26, 2019.

Amortization of Intangibles. Amortization of intangibles increased $0.2 million, or 2.1%, to $9.7 million in the six months ended October 31, 2020, compared to $9.5 million in the six months ended October 26, 2019.

Interest Expense, Net. Interest expense, net was $3.0 million in the six months ended October 31, 2020, compared to $5.6 million in the six months ended October 26, 2019. The decrease was due to a lower effective interest rate on outstanding borrowings, partially offset by higher average borrowings. Average borrowings were higher due to the precautionary $100.0 million draw-dawn in March 2020.

Other Income, Net. Other income, net was $6.0 million in the six months ended October 31, 2020, compared to $0.9 million in the six months ended October 26, 2019. In the six months ended October 31, 2020, we received $6.2 million of government assistance at certain of our foreign locations with respect to the COVID-19 pandemic. Net foreign exchange gains were $0.1 million in the six months ended October 31, 2020, compared to $0.2 million in the six months ended October 26, 2019. In the six months ended October 26, 2019, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million.

Income Tax Expense. Income tax expense was $2.5 million (4.0% effective tax rate) in the six months ended October 31, 2020, compared to $12.5 million (19.3% effective tax rate) in the six months ended October 26, 2019. The lower effective tax rate in the six months ended October 31, 2020 was primarily due to discrete tax benefits recorded of $8.2 million. These discrete tax benefits included tax credits earned and research deductions claimed in foreign jurisdictions. Excluding the discrete tax benefits, the effective tax rate would have been 17.3%. In the six months ended October 26, 2019, income tax expense included discrete tax expenses of $1.7 million. Excluding the discrete tax expense, the effective tax rate would have been 16.7%.

Net Income. Net income increased $7.2 million, or 13.8%, to $59.3 million in the six months ended October 31, 2020, compared to $52.1 million in the six months ended October 26, 2019. Net income increased as a result of the reasons described above and favorable foreign currency translation of $1.4 million.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$340.8	$366.3	$(25.5)	(7.0)%
Gross Profit	$79.1	$91.6	$(12.5)	(13.6)%
Income from Operations	$54.1	$62.0	$(7.9)	(12.7)%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	23.2%	25.0%
Income from Operations	15.9%	16.9%

Net Sales. Automotive segment net sales decreased $25.5 million, or 7.0%, to $340.8 million in the six months ended October 31, 2020, compared to $366.3 million in the six months ended October 26, 2019. Net sales were negatively impacted in the six months ended October 31, 2020 from the COVID-19 pandemic. Many of our automotive customers in North America and Europe began to resume production in the middle of our first quarter and our production continued increasing in our second quarter. As a result, sales volumes were lower in North America and Europe. Net sales in North America decreased $34.2 million, or 15.0%, to $194.1 million in the six months ended October 31, 2020, compared to $228.3 million in the six months ended October 26, 2019. Net sales in the six months ended October 26, 2019 were negatively impacted by $32.0 million due to the UAW labor strike at GM. Net sales in Europe decreased $14.7 million, or 14.5%, to $87.0 million in the six months ended October 31, 2020, compared to $101.7 million in the six months ended October 26, 2019. The stronger euro, relative to the U.S. dollar, increased net sales by $3.7 million. Excluding foreign currency translation, net sales in Europe decreased $18.4 million. Net sales in Asia increased $23.4 million, or 64.5%, to $59.7 million in the six months ended October 31, 2020, compared to $36.3 million in the six months ended October 26, 2019. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $1.1 million. Excluding foreign currency translation, Asia net sales increased $22.3 million primarily due to higher electric vehicle product sales volumes, higher leadframe sales volumes and higher touchscreen sales volumes to an Asian automotive OEM, which launched in the second half of fiscal 2020.

Gross Profit. Automotive segment gross profit decreased $12.5 million, or 13.6%, to $79.1 million in the six months ended October 31, 2020, compared to $91.6 million in the six months ended October 26, 2019. Automotive segment gross profit margins decreased to 23.2% in the six months ended October 31, 2020, compared to 25.0% in the six months ended October 26, 2019. The decrease in gross profit margins was primarily due to the impact of the COVID-19 pandemic and restructuring actions taken in fiscal 2021. In the six months ended October 31, 2020, we recognized $4.5 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.2 million of restructuring costs recognized in the six months ended October 26, 2019.

Income from Operations. Automotive segment income from operations decreased $7.9 million, or 12.7%, to $54.1 million in the six months ended October 31, 2020, compared to $62.0 million in the six months ended October 26, 2019. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased due to lower compensation expense, partially offset by restructuring costs. Total restructuring costs related to actions taken to reduce overall costs and improve operational profitability were $5.9 million in the six months ended October 31, 2020, compared to $0.2 million of restructuring costs in the six months ended October 26, 2019.

Industrial Segment Results

Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$119.9	$135.7	$(15.8)	(11.6)%
Gross Profit	$40.8	$51.0	$(10.2)	(20.0)%
Income from Operations	$23.1	$31.6	$(8.5)	(26.9)%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	34.0%	37.6%
Income from Operations	19.3%	23.3%

Net Sales. Industrial segment net sales decreased $15.8 million, or 11.6%, to $119.9 million in the six months ended October 31, 2020, compared to $135.7 million in the six months ended October 26, 2019. The impact of foreign currency translation increased net sales by $0.6 million. Excluding foreign currency translation, net sales decreased $16.4 million. The decrease was primarily due to lower sales from commercial vehicle lighting solutions and radio remote control devices which were adversely impacted from the COVID-19 pandemic. This was partially offset by higher sales volumes of busbar products.

Gross Profit. Industrial segment gross profit decreased $10.2 million, or 20.0%, to $40.8 million in the six months ended October 31, 2020, compared to $51.0 million in the six months ended October 26, 2019. Gross profit margins decreased to 34.0% in the six months ended October 31, 2020, compared to 37.6% in the six months ended October 26, 2019. The decrease in gross profit margins was primarily due to the impact of the COVID-19 pandemic on commercial vehicle lighting solutions and radio remote control product sales. This was partially offset by higher gross profit margins from busbar products.

Income from Operations. Industrial segment income from operations decreased $8.5 million, or 26.9%, to $23.1 million in the six months ended October 31, 2020, compared to $31.6 million in the six months ended October 26, 2019. The decrease was primarily due to lower gross profit, higher legal fees and restructuring costs, partially offset by higher income from operations from busbar products. In the six months ended October 31, 2020, we recognized $0.9 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.2 million of restructuring costs recognized in the six months ended October 26, 2019.

Interface Segment Results

Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$29.8	$24.8	$5.0	20.2%
Gross Profit	$6.1	$2.7	$3.4	125.9%
Income from Operations	$4.2	$—	$4.2	—
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	20.5%	10.9%
Income from Operations	14.1%	—

Net Sales. Interface segment net sales increased $5.0 million, or 20.2%, to $29.8 million in the six months ended October 31, 2020, compared to $24.8 million in the six months ended October 26, 2019. The increase was primarily due to higher sales volumes of our appliance products.

Gross Profit. Interface segment gross profit increased $3.4 million, or 125.9%, to $6.1 million in the six months ended October 31, 2020, compared to $2.7 million in the six months ended October 26, 2019. Gross profit margins increased to 20.5% in the six months ended October 31, 2020, from 10.9% in the six months ended October 26, 2019. The increase was primarily due to higher sales volumes of our appliance products and lower operating expenses.

Income from Operations. Interface segment income from operations increased to $4.2 million in the six months ended October 31, 2020, compared to break-even in the six months ended October 26, 2019. The increase was primarily due to higher gross profit and lower selling and administrative expenses, partially offset by restructuring costs recognized in the first quarter of fiscal 2021. Selling and administrative expenses in the six months ended October 31, 2020 benefitted from restructuring actions taken in the first quarter of fiscal 2021. In the six months ended October 31, 2020, we recognized $0.7 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability.

Medical Segment Results

Below is a table summarizing results for the six months ended:

(Dollars in Millions)	October 31, 2020	October 26, 2019	Net Change ($)	Net Change (%)
Net Sales	$1.2	$0.6	$0.6	100.0%
Gross Profit	$(1.0)	$(1.0)	$—	—
Loss from Operations	$(3.1)	$(3.3)	$0.2	(6.1)%

Net Sales. The Medical segment had net sales of $1.2 million in the six months ended October 31, 2020, compared to $0.6 million in the six months ended October 26, 2019. Net sales increased due to higher product demand, primarily in the second quarter of fiscal 2021.

Gross Profit. Medical segment gross profit was a loss of $1.0 million in the six months ended October 31, 2020, unchanged from the six months ended October 26, 2019.

Loss from Operations. Medical segment loss from operations was $3.1 million in the six months ended October 31, 2020, compared to $3.3 million in the six months ended October 26, 2019. The slight improvement was due to higher net sales.

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

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. On March 23, 2020, we drew down $100.0 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. As of October 31, 2020, $110.0 million in principal was outstanding under the revolving credit facility and we have $89.9 million of availability under the revolving credit facility. Subsequent to October 31, 2020, we repaid $50.0 million in principal under the revolving credit facility. As of October 31, 2020, $225.0 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of October 31, 2020. For further information, see Note 7, "Debt," to the condensed consolidated financial statements included in this Quarterly Report.

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

At October 31, 2020, we had $242.3 million of cash and cash equivalents, of which $80.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating material additional income tax expense.

Cash Flows

Cash flow is summarized below:

	Six Months Ended
(Dollars in Millions)	October 31, 2020	October 26, 2019
Operating activities:
Net Income	$59.3	$52.1
Non-cash Items	21.2	27.6
Changes in Operating Assets and Liabilities	(23.8)	(11.9)
Net Cash Provided by Operating Activities	56.7	67.8
Net Cash Used in Investing Activities	(15.2)	(26.2)
Net Cash Used in Financing Activities	(19.2)	(26.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.7	(2.5)
Net Increase in Cash and Cash Equivalents	25.0	12.4
Cash and Cash Equivalents at Beginning of the Year	217.3	83.2
Cash and Cash Equivalents at End of the Period	$242.3	$95.6

Operating Activities

Net cash provided by operating activities decreased $11.1 million to $56.7 million in the six months ended October 31, 2020, compared to $67.8 million in the six months ended October 26, 2019. The decrease was due to higher cash outflows related to changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The $23.8 million of cash outflows for operating assets and liabilities in the six months ended October 31, 2020 was primarily due to higher accounts receivable, partially offset by higher accounts payable and other liabilities, lower inventory and lower prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $15.2 million in the six months ended October 31, 2020, compared to $26.2 million in the six months ended October 26, 2019. The activity in both the six months ended October 31, 2020 and October 26, 2019 relates primarily to purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $19.2 million in the six months ended October 31, 2020, compared to $26.7 million in the six months ended October 26, 2019. We paid dividends of $9.1 million in the six months ended October 31, 2020, compared to $8.2 million in the six months ended October 26, 2019. In the six months ended October 31, 2020, we paid $3.9 million in taxes related to the net share settlement of equity awards compared to $0.4 million in the six months ended October 26, 2019. In the six months ended October 31, 2020, we had net repayments on our borrowings of $6.1 million, compared to $17.8 million in the six months ended October 26, 2019.

Recent Accounting Pronouncements

See Note 1, "Description of Business and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in Item 1.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules.

Legal Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in our favor. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well.  The appeal of the permanent injunction and the appeal of the final judgment have been consolidated into a single appeal.  That appeal is fully briefed and awaiting an argument date. We are working with counsel to collect on the judgment though there are challenges in Europe in doing so while the appeal is pending. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.

In the six months ended October 31, 2020 and October 26, 2019, we incurred Hetronic-related legal fees of $3.5 million and $2.2 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

Foreign Currency Risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi. A hypothetical 10% adverse change in foreign currency exchange rates could have impacted our income before income taxes by $4.5 million in the six months ended October 31, 2020. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the condensed consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of October 31, 2020, the cumulative net currency translation adjustments reduced shareholders’ equity by $4.2 million. We have outstanding a euro denominated cross-currency swap which is treated as a net investment hedge to reduce our exposure to translational exchange risk. As of October 31, 2020, we recorded a deferred loss, net of tax, of $3.7 million related to the cross-currency swap.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our senior unsecured credit agreement, under which we had $335.0 million of net borrowings as of October 31, 2020, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our senior unsecured credit agreement would result in increased annual interest expense of $3.4 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we have implemented measures to mitigate the impact of the COVID-19 pandemic, there can be no assurance that these measures will be successful. As a result, we expect our full-year fiscal 2021 results of operations to be adversely affected by the COVID-19 pandemic. The extent of the impact on our business will depend on a number of evolving factors, including the duration and spread of the pandemic, as well as the possibility of the pandemic re-occurring, actions taken by governmental authorities to restrict certain business operations and social activity and impose travel restrictions, the impact of the pandemic on economic activity and whether recessionary conditions will persist, consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital, all of which remain uncertain. As a result, the magnitude and duration of the impact on our business, results of operations and financial condition cannot be determined at this time.

The automotive and commercial vehicle industries are our primary markets. The COVID-19 pandemic has significantly disrupted, and may continue to significantly disrupt, the global automotive and commercial vehicle industries and customer sales, production volumes and purchases of vehicles by end consumers. In addition, the spread of COVID-19 has created a significant disruption in the manufacturing, delivery and overall supply chain of automobile and commercial vehicle manufacturers and suppliers. Further, the COVID-19 pandemic resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in calendar 2020, which impacted our sales volumes. Although automotive and commercial vehicle production has resumed, customer sales and production volumes may significantly decrease or may be very volatile due to global economic impacts and uncertainties.

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

Item 6.  Exhibits

Exhibit Number	Description
10.1	Form of 2020 Long-term Performance-based Award Agreement (CEO) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 29, 2020)
10.2	Form of 2020 Long-term Performance-based Award Agreement (CFO & COO) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 29, 2020)
10.3	Form of 2020 Long-term Performance-based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 29, 2020)

10.4	Form of 2020 Long-term Time-based Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 29, 2020)
10.5	Form of 2020 Long-term Time-based Award Agreement (CFO & COO) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 29, 2020)
10.6	Form of 2020 Long-term Time-based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on September 29, 2020)
10.7	Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2020)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	Inline XBRL Instance
101.2	Inline XBRL Taxonomy Extension Schema Document
101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.4	Inline XBRL Taxonomy Extension Label Linkbase Document
101.5	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.6	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	December 3, 2020