Form 10-Q
period 2021-01-30
METHODE ELECTRONICS INC
filed 2021-03-04
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 30, 2021

or

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

At March 1, 2021, the registrant had 38,446,738 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
	(13 Weeks)	(14 Weeks)	(39 Weeks)	(40 Weeks)
Net Sales	$295.3	$285.9	$787.0	$813.3

Cost of Products Sold	222.7	206.6	588.5	589.6

Gross Profit	72.6	79.3	198.5	223.7

Selling and Administrative Expenses	32.4	33.0	89.8	98.6
Amortization of Intangibles	4.8	4.8	14.5	14.3

Income from Operations	35.4	41.5	94.2	110.8

Interest Expense, Net	1.3	2.4	4.3	8.0
Other Income, Net	(2.4)	(4.9)	(8.4)	(5.8)

Income before Income Taxes	36.5	44.0	98.3	108.6

Income Tax Expense	4.6	2.8	7.1	15.3

Net Income	$31.9	$41.2	$91.2	$93.3

Basic and Diluted Income per Share:
Basic	$0.84	$1.10	$2.40	$2.48
Diluted	$0.83	$1.09	$2.39	$2.47

Cash Dividends per Share	$0.11	$0.11	$0.33	$0.33

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
	(13 Weeks)	(14 Weeks)	(39 Weeks)	(40 Weeks)
Net Income	$31.9	$41.2	$91.2	$93.3

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	18.2	1.6	39.9	(2.8)
Derivative Financial Instruments	(2.1)	—	(4.8)	—
Total Comprehensive Income	$48.0	$42.8	$126.3	$90.5

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	January 30, 2021	May 2, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$218.7	$217.3
Accounts Receivable, Net	278.5	188.5
Inventories	124.0	131.0
Income Tax Receivable	5.5	12.9
Prepaid Expenses and Other Current Assets	18.3	15.9
TOTAL CURRENT ASSETS	645.0	565.6
LONG-TERM ASSETS
Property, Plant and Equipment, Net	205.4	201.9
Goodwill	234.8	231.6
Other Intangible Assets, Net	233.7	244.8
Operating Lease Assets, Net	23.3	23.5
Deferred Tax Assets	41.9	31.4
Pre-production Costs	22.6	37.1
Other Long-term Assets	37.8	34.7
TOTAL LONG-TERM ASSETS	799.5	805.0
TOTAL ASSETS	$1,444.5	$1,370.6

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$117.8	$73.8
Accrued Employee Liabilities	26.5	19.1
Other Accrued Liabilities	32.9	18.5
Short-term Operating Lease Liability	6.4	5.5
Short-term Debt	15.4	15.3
Income Tax Payable	10.2	11.6
TOTAL CURRENT LIABILITIES	209.2	143.8
LONG-TERM LIABILITIES
Long-term Debt	229.2	336.8
Long-term Operating Lease Liability	18.6	20.4
Long-term Income Tax Payable	26.2	29.3
Other Long-term Liabilities	21.6	15.3
Deferred Tax Liabilities	42.1	41.6
TOTAL LONG-TERM LIABILITIES	337.7	443.4
TOTAL LIABILITIES	546.9	587.2
SHAREHOLDERS' EQUITY
Common Stock, $0.50 par value, 100,000,000 shares authorized, 39,793,362 shares and 38,438,111 shares issued as of January 30, 2021 and May 2, 2020, respectively	19.9	19.2
Additional Paid-in Capital	154.4	150.7
Accumulated Other Comprehensive Income (Loss)	8.2	(26.9)
Treasury Stock, 1,346,624 shares as of January 30, 2021 and May 2, 2020	(11.5)	(11.5)
Retained Earnings	726.6	651.9
TOTAL SHAREHOLDERS' EQUITY	897.6	783.4
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,444.5	$1,370.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended January 30, 2021 (13 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance as of October 31, 2020	38,876,362	$19.4	$152.5	$(7.9)	$(11.5)	$698.9	$851.4
Issuance of Restricted Stock, Net of Tax Withholding	917,000	0.5	(0.5)	—	—	—	—
Stock-based Compensation Expense	—	—	2.4	—	—	—	2.4
Other Comprehensive Income	—	—	—	16.1	—	—	16.1
Net Income	—	—	—	—	—	31.9	31.9
Dividends on Common Stock	—	—	—	—	—	(4.2)	(4.2)
Balance as of January 30, 2021	39,793,362	$19.9	$154.4	$8.2	$(11.5)	$726.6	$897.6

	Three Months Ended February 1, 2020 (14 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance as of October 26, 2019	38,438,111	$19.2	$154.4	$(18.0)	$(11.5)	$588.5	$732.6
Stock-based Compensation Expense	—	—	1.6	—	—	—	1.6
Other Comprehensive Income	—	—	—	1.6	—	—	1.6
Net Income	—	—	—	—	—	41.2	41.2
Dividends on Common Stock	—	—	—	—	—	(4.1)	(4.1)
Balance as of February 1, 2020	38,438,111	$19.2	$156.0	$(16.4)	$(11.5)	$625.6	$772.9

	Nine Months Ended January 30, 2021 (39 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance as of May 2, 2020	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4
Issuance of Restricted Stock, Net of Tax Withholding	1,350,251	0.7	(0.7)	—	—	(3.9)	(3.9)
Exercise of Stock Options	5,000	—	0.1	—	—	—	0.1
Stock-based Compensation Expense	—	—	4.3	—	—	—	4.3
Other Comprehensive Income	—	—	—	35.1	—	—	35.1
Net Income	—	—	—	—	—	91.2	91.2
Dividends on Common Stock	—	—	—	—	—	(12.6)	(12.6)
Balance as of January 30, 2021	39,793,362	$19.9	$154.4	$8.2	$(11.5)	$726.6	$897.6

	Nine Months Ended February 1, 2020 (40 Weeks)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Equity
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7
Issuance of Restricted Stock, Net of Tax Withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based Compensation Expense	—	—	5.6	—	—	—	5.6
Other Comprehensive Loss	—	—	—	(2.8)	—	—	(2.8)
Net Income	—	—	—	—	—	93.3	93.3
Dividends on Common Stock	—	—	—	—	—	(12.5)	(12.5)
Balance as of February 1, 2020	38,438,111	$19.2	$156.0	$(16.4)	$(11.5)	$625.6	$772.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	January 30, 2021	February 1, 2020
	(39 Weeks)	(40 Weeks)
OPERATING ACTIVITIES
Net Income	$91.2	$93.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	38.2	36.0
Stock-based Compensation Expense	4.3	5.6
Change in Cash Surrender Value of Life Insurance	(1.4)	(0.6)
Amortization of Debt Issuance Costs	0.5	0.5
Change in Deferred Income Taxes	(5.9)	(0.4)
Other	1.6	0.3
Changes in Operating Assets and Liabilities:
Accounts Receivable	(77.1)	(10.5)
Inventories	11.8	(9.9)
Prepaid Expenses and Other Assets	21.3	(12.8)
Accounts Payable and Other Liabilities	59.3	(18.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	143.8	82.6

INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment	(20.1)	(34.9)
Sale of Business/Investment/Property	0.1	0.5
NET CASH USED IN INVESTING ACTIVITIES	(20.0)	(34.4)

FINANCING ACTIVITIES
Taxes Paid Related to Net Share Settlement of Equity Awards	(3.9)	(0.4)
Proceeds from Exercise of Stock Options	0.1	—
Repayments of Finance Leases	(0.4)	(0.5)
Cash Dividends	(13.2)	(12.2)
Proceeds from Borrowings	1.5	57.3
Repayments of Borrowings	(111.9)	(93.9)
NET CASH USED IN FINANCING ACTIVITIES	(127.8)	(49.7)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	5.4	(1.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.4	(3.3)
Cash and Cash Equivalents at Beginning of the Year	217.3	83.2
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$218.7	$79.9

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest	$4.3	$7.6
Income Taxes, Net of Refunds	$9.6	$16.2
Operating Lease Obligations	$6.7	$6.5

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Methode Electronics, Inc. (the "Company" or "Methode") is a global developer of custom engineered and application specific products and solutions with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. The Company's primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. The Company designs, manufactures and markets devices employing electrical, electronic, LED lighting, sensors and radio remote control technologies.

Impact of COVID-19

The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant volatility and disruptions to capital and credit markets in the global financial markets. The Company began to see the impacts of the COVID-19 pandemic at the beginning of its fourth quarter of fiscal 2020 at its China manufacturing facilities, which were initially closed after the Chinese New Year. The Company’s manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to the Company’s business from the COVID-19 pandemic began in mid-March 2020, as the Company’s operations in North America and Europe were adversely impacted by many customers suspending their manufacturing operations due to the COVID-19 pandemic. In the first quarter of fiscal 2021, the Company’s operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization. In the second quarter of fiscal 2021, production levels returned to pre-COVID levels as a result of increased demand from customers, which continued in the third quarter of fiscal 2021. However, towards the end of the Company’s third quarter of fiscal 2021, many automotive companies announced a slowdown in their production schedules due to a worldwide semiconductor supply shortage. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its non-automotive customers. The Company expects this semiconductor shortage will likely have a short-term impact on its operating results and financial condition in the fourth quarter of fiscal 2021 and possibly into fiscal 2022.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $2.7 million and $8.9 million in the three and nine months ended January 30, 2021, respectively, and has been reported as other income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, identifiable intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of January 30, 2021 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's condensed consolidated financial statements as of January 30, 2021 and for the three and nine months ended January 30, 2021. However, the Company's future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

At this time, the ultimate impact of the COVID-19 pandemic cannot be reasonably estimated due to the uncertainty about the extent and duration of the spread of the virus. Therefore, it is possible the COVID-19 pandemic could still have an adverse impact on the Company’s future business, operating results and financial condition.

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

Financial Reporting Periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2021 is a 52-week year and fiscal 2020 was a 53-week year. For the three months ended January 30, 2021, the Company’s accounting period included 13 weeks compared to 14 weeks for the three months ended February 1, 2020. For the nine months ended January 30, 2021, the Company’s accounting period included 39 weeks compared to 40 weeks for the nine months ended February 1, 2020. The following discussions of comparative results should be reviewed in this context.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Form 10-K for the year ended May 2, 2020. There have been no material changes to the significant accounting policies in the nine months ended January 30, 2021 other than those noted below.

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

The Company adopted this guidance as of May 3, 2020. The guidance allows for various methods for measuring expected credit losses. The Company elected to apply a historical loss rate based on historic write-offs to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The adoption of the guidance did not have a material impact on the Company's condensed consolidated financial statements. The allowance for doubtful accounts balance was $0.8 million and $0.6 million as of January 30, 2021 and May 2, 2020, respectively.

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

Contract Balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the three and nine months ended January 30, 2021 and February 1, 2020 were not material.

Disaggregated Revenue Information

Geographic net sales are determined based on the Company's operational locations. Though revenue recognition patterns and contract provisions are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Three Months Ended January 30, 2021 (13 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$107.7	$36.6	$17.4	$0.7	$162.4
Europe & Africa	60.1	18.0	—	—	78.1
Asia	42.7	11.9	0.2	—	54.8
Total Net Sales	$210.5	$66.5	$17.6	$0.7	$295.3
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$198.9	$66.5	$17.6	$0.7	$283.7
Goods Transferred Over Time	11.6	—	—	—	11.6
Total Net Sales	$210.5	$66.5	$17.6	$0.7	$295.3

	Three Months Ended February 1, 2020 (14 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$130.3	$38.4	$14.6	$0.6	$183.9
Europe & Africa	57.2	12.2	0.1	—	69.5
Asia	22.8	9.5	0.2	—	32.5
Total Net Sales	$210.3	$60.1	$14.9	$0.6	$285.9
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$198.6	$60.1	$14.9	$0.6	$274.2
Goods Transferred Over Time	11.7	—	—	—	11.7
Total Net Sales	$210.3	$60.1	$14.9	$0.6	$285.9

	Nine Months Ended January 30, 2021 (39 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$301.8	$99.0	$46.8	$1.9	$449.5
Europe & Africa	147.1	47.5	—	—	194.6
Asia	102.4	39.9	0.6	—	142.9
Total Net Sales	$551.3	$186.4	$47.4	$1.9	$787.0
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$525.7	$186.4	$47.4	$1.9	$761.4
Goods Transferred Over Time	25.6	—	—	—	25.6
Total Net Sales	$551.3	$186.4	$47.4	$1.9	$787.0

	Nine Months Ended February 1, 2020 (40 Weeks)
(Dollars in Millions)	Auto	Industrial	Interface	Medical	Total
Geographic Net Sales:
North America	$358.6	$133.2	$38.9	$1.2	$531.9
Europe & Africa	158.9	36.6	0.3	—	195.8
Asia	59.1	26.0	0.5	—	85.6
Total Net Sales	$576.6	$195.8	$39.7	$1.2	$813.3
Timing of Revenue Recognition:
Goods Transferred at a Point in Time	$546.3	$195.8	$39.7	$1.2	$783.0
Goods Transferred Over Time	30.3	—	—	—	30.3
Total Net Sales	$576.6	$195.8	$39.7	$1.2	$813.3

Note 3.	Restructuring

The Company continually monitors market factors and industry trends and takes necessary actions to reduce overall costs and improve operational profitability. In the three and nine months ended January 30, 2021, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months ended January 30, 2021, the Company recognized $0.7 million of restructuring costs. These charges consist of $0.4 million recorded in cost of products sold and $0.3 million recorded in selling and administrative expenses. In the nine months ended January 30, 2021, the Company recognized $8.3 million of restructuring costs. These charges consist of $5.0 million recorded in cost of products sold and $3.3 million recorded in selling and administrative expenses.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of right-of-use lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. The following is a rollforward of the Company's restructuring activity for the nine months ended January 30, 2021:

			Utilization
(Dollars in Millions)	Accrual as of May 2, 2020	YTD Charges	Cash	Non-cash	Accrual as of January 30, 2021
Employee Termination Benefits	$0.2	$7.1	$(6.5)	$—	$0.8
Asset Impairment Charges	—	0.6	—	(0.6)	—
Contract Termination Costs	—	0.6	—	—	0.6
Total	$0.2	$8.3	$(6.5)	$(0.6)	$1.4

The table below presents restructuring costs by reportable segment:

	Three Months Ended		Nine Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	(39 Weeks)	(40 Weeks)
Automotive	$0.5	$0.5	$6.4	$0.7
Industrial	—	0.2	0.9	0.4
Interface	—	—	0.7	—
Medical	—	—	—	0.1
Eliminations/Corporate	0.2	0.4	0.3	0.4
Total Restructuring Costs	$0.7	$1.1	$8.3	$1.6

Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company expects to incur additional restructuring costs of approximately $0.2 million during the current fiscal year related to the initiated restructuring programs and may take additional restructuring actions in future periods based upon market conditions and industry trends.

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

The Company’s income tax expense and effective tax rate for the three and nine months ended January 30, 2021 and February 1, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	(39 Weeks)	(40 Weeks)
Income before Income Taxes	$36.5	$44.0	$98.3	$108.6
Income Tax Expense	$4.6	$2.8	$7.1	$15.3
Effective Tax Rate	12.6%	6.4%	7.2%	14.1%

The income tax provision for the three months ended January 30, 2021 was lower than the U.S. statutory tax rate primarily due to foreign operations with lower statutory tax rates. The income tax provision for the nine months ended January 30, 2021 benefited from various tax credits earned in foreign jurisdictions and foreign operations with lower statutory tax rates. The income tax provision for both the three and nine months ended February 1, 2020 was lower than the U.S. statutory tax rate primarily due to beneficial changes related to U.S. Tax Reform and foreign operations with lower statutory rates.

The Company's unrecognized income tax benefits were $5.2 million as of both January 30, 2021 and May 2, 2020. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, lapse of applicable statutes of limitations and changes in tax law.

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

(Dollars in Millions)	January 30, 2021	May 2, 2020
Finished Products	$25.0	$45.7
Work in Process	12.9	10.8
Raw Materials	86.1	74.5
Total Inventories	$124.0	$131.0

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(Dollars in Millions)	January 30, 2021	May 2, 2020
Land	$3.4	$3.3
Buildings and Building Improvements	84.5	87.3
Machinery and Equipment	440.6	412.3
Total Property, Plant and Equipment, Gross	528.5	502.9
Less: Accumulated Depreciation	(323.1)	(301.0)
Property, Plant and Equipment, Net	$205.4	$201.9

Depreciation expense was $8.7 million and $7.5 million in the three months ended January 30, 2021 and February 1, 2020, respectively. Depreciation expense was $23.7 million and $21.7 million in the nine months ended January 30, 2021 and February 1, 2020, respectively. As of January 30, 2021 and May 2, 2020, capital expenditures recorded in accounts payable totaled $1.1 million and $5.8 million, respectively.

Pre-Production Tooling Costs Related to Long-term Supply Arrangements

The Company incurs pre-production tooling costs related to certain products produced for its customers under long-term supply arrangements. As of January 30, 2021 and May 2, 2020, the Company had $22.6 million and $37.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of January 30, 2021 and May 2, 2020, the Company had $16.3 million and $19.0 million, respectively, of Company owned pre-production tooling, which is capitalized within property, plant and equipment.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks that arise from normal business operations. The Company strives to control its exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. The Company does not hold derivative instruments for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value and classifies the derivatives within Level 2 in the fair value hierarchy.

Net Investment Hedges

In April 2020, the Company entered into a variable-rate, cross-currency swap, maturing on August 31, 2023, with a notional value of $60.0 million (€54.8 million). The cross-currency swap is designated as a hedge of the Company's net investment in a euro-based subsidiary. The Company entered into the cross-currency swap to mitigate changes in net assets due to changes in U.S.

dollar-euro spot exchange rates. The cross-currency swap was in a liability position with an aggregate fair value of $7.5 million and $1.3 million as of January 30, 2021 and May 2, 2020, respectively, and is recorded within other long-term liabilities in the condensed consolidated balance sheets. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company records changes in fair value attributable to the translation of foreign currencies through accumulated other comprehensive income (loss). The Company recognizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in the three and nine months ended January 30, 2021.

Derivatives Not Designated as Hedges

In January 2021, the Company began to use short-term foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other income (expense), net, along with the foreign currency gains and losses on monetary assets and liabilities in the condensed consolidated statements of income.

As of January 30, 2021, the Company held foreign currency forward contracts with a notional value of $21.9 million. The forward contracts were in a liability position with an aggregate fair value of $0.2 million as of January 30, 2021 and are recorded within other accrued liabilities in the condensed consolidated balance sheets. During both the three and nine months ended January 30, 2021, losses of $0.2 million were recorded in earnings within other income (expense), net in the condensed consolidated statements of income.

Note 6.Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(Dollars in Millions)	Automotive	Industrial	Total
Balance as of May 2, 2020	$106.2	$125.4	$231.6
Foreign Currency Translation	0.6	2.6	3.2
Balance as of January 30, 2021	$106.8	$128.0	$234.8

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

During the third quarter of fiscal 2021, the Company evaluated the effects of the COVID-19 pandemic and its negative impact on the global economy on each of the Company’s reporting units and indefinite-lived intangible assets. Management reviewed key assumptions, including revisions of projected future revenues for reporting units and the results of the previous annual impairment testing performed during the fourth quarter of fiscal 2020. The Company did not identify an indication of impairment for any of its reporting units or indefinite-lived intangible assets. Although it was determined that a triggering event had not occurred as of January 30, 2021, management will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.

Other Intangible Assets, Net

Details of identifiable intangible assets are shown below:

	As of January 30, 2021
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$246.7	$(51.2)	$195.5	15.8
Trade Names, Patents and Technology Licenses	76.1	(39.7)	36.4	7.2
Total Definite-lived Intangible Assets	322.8	(90.9)	231.9
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$324.6	$(90.9)	$233.7

	As of May 2, 2020
(Dollars in Millions)	Gross	Accumulated Amortization	Net	Wtd. Avg. Remaining Amortization Periods (Years)
Definite-lived Intangible Assets:
Customer Relationships and Agreements	$243.5	$(40.8)	$202.7	16.5
Trade Names, Patents and Technology Licenses	75.3	(35.0)	40.3	7.8
Total Definite-lived Intangible Assets	318.8	(75.8)	243.0
Indefinite-lived Intangible Assets:
Trade Names, Patents and Technology Licenses	1.8	—	1.8
Total Indefinite-lived Intangible Assets	1.8	—	1.8
Total Other Intangible Assets	$320.6	$(75.8)	$244.8

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(Dollars in Millions)
Fiscal Year:
Remainder of 2021	$4.8
2022	19.2
2023	19.1
2024	18.7
2025	18.2
Thereafter	151.9
Total	$231.9

Note 7.Debt

A summary of debt is shown below:

(Dollars in Millions)	January 30, 2021	May 2, 2020
Revolving Credit Facility	$9.7	$108.5
Term Loan	221.9	231.2
Other Debt	14.7	14.6
Unamortized Debt Issuance Costs	(1.7)	(2.2)
Total Debt	244.6	352.1
Less: Current Maturities	(15.4)	(15.3)
Total Long-term Debt	$229.2	$336.8

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

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was 1.63% at January 30, 2021. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of January 30, 2021, the Company was in compliance with all the covenants in the Credit Agreement.

Other Debt

One of the Company’s European subsidiaries has debt that consists of 14 notes with maturities ranging from 2021 to 2031. The weighted-average interest rate on this debt was approximately 1.47% at January 30, 2021 and $2.9 million of the debt was classified as short-term.

Note 8.Shareholders’ Equity

Dividends

The Company paid dividends totaling $4.1 million and $4.0 million in the three months ended January 30, 2021 and February 1, 2020, respectively. The Company paid dividends totaling $13.2 million and $12.2 million in the nine months ended January 30, 2021 and February 1, 2020, respectively. Dividends paid in the nine months ended January 30, 2021 include $0.9 million of dividends on restricted stock that vested during the period.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

	Three Months Ended		Nine Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	(39 Weeks)	(40 Weeks)
Currency Translation Adjustments:
Balance at Beginning of Period	$(4.2)	$(18.0)	$(25.9)	$(13.6)
Other Comprehensive Income (Loss) Recognized During the Period, Net of Tax Expense of $0.3 million; $—; $0.6 million; $—	18.2	1.6	39.9	(2.8)
Balance at End of Period	14.0	(16.4)	14.0	(16.4)

Derivative Instruments:
Balance at Beginning of Period	(3.7)	—	(1.0)	—
Other Comprehensive Loss Recognized During the Period, Net of Tax Benefit of $0.6 million; $—; $1.5 million; $—	(2.1)	—	(4.8)	—
Balance at End of Period	(5.8)	—	(5.8)	—

Accumulated Other Comprehensive Income (Loss), End of Period	$8.2	$(16.4)	$8.2	$(16.4)

Stock-based Compensation

The Company has granted stock options, performance-based restricted stock (“PSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of January 30, 2021, there were 196,288 shares available for award under the 2014 Plan.

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

The fair value of the PSAs was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the PSAs do not vest. Compensation expense for PSAs are recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs are recognized when it is probable that the target performance criteria will be achieved. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, compensation expense has not been recognized for the PSAs or PUs in the three and nine months ended January 30, 2021, as the performance conditions are not probable of being met.

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

The following table summarizes RSU activity under the 2014 Plan:

	RSU Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at May 2, 2020	3,100	$41.20
Awarded	938,300	$28.30
Vested	—	$—
Forfeited	—	$—
Non-vested at January 30, 2021	941,400	$28.34

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of January 30, 2021, common stock to be delivered to these executives totaled 577,055 shares.

Director Awards

In the nine months ended January 30, 2021 and February 1, 2020, the Company granted 33,000 shares and 30,000 shares, respectively, of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. The fair value was determined based on the closing price of the Company’s stock on the date of grant.

Stock Options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Wtd. Avg. Exercise Price
Outstanding and Exercisable at May 2, 2020	106,668	$35.76
Exercised	(5,000)	$10.55
Forfeited	(1,668)	$37.01
Outstanding and Exercisable at January 30, 2021	100,000	$37.01

Stock-based Compensation Expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income.

The following table summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Nine Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	(39 Weeks)	(40 Weeks)
PSAs	$—	$1.3	$—	$3.6
RSUs	2.4	0.3	3.4	1.1
Director Awards	—	—	0.9	0.9
Total Stock-based Compensation Expense	$2.4	$1.6	$4.3	$5.6

Note 9.  Income per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period, but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
	(13 Weeks)	(14 Weeks)	(39 Weeks)	(40 Weeks)
Numerator:
Net Income (in millions)	$31.9	$41.2	$91.2	$93.3

Denominator:
Denominator for Basic Income per Share-Weighted Average Shares Outstanding and Vested/Unissued RSUs	38,106,793	37,587,742	38,016,711	37,570,423
Dilutive Potential Common Shares-Employee Stock Options, PSAs and RSUs	293,303	166,229	211,974	150,093
Denominator for Diluted Income per Share	38,400,096	37,753,971	38,228,685	37,720,516

Basic and Diluted Income per Share:
Basic Income per Share	$0.84	$1.10	$2.40	$2.48
Diluted Income per Share	$0.83	$1.09	$2.39	$2.47

Number of Anti-dilutive Potentially Issuable Shares Excluded from Diluted Common Shares Outstanding	917,000	646,075	678,556	721,604

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

The tables below present information about the Company's reportable segments:

	Three Months Ended January 30, 2021 (13 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$211.7	$68.3	$17.6	$0.7	$(3.0)	$295.3
Transfers between Segments	(1.2)	(1.8)	—	—	3.0	—
Net Sales to Unaffiliated Customers	$210.5	$66.5	$17.6	$0.7	$—	$295.3

Income (Loss) from Operations	$29.6	$16.9	$3.2	$(1.0)	$(13.3)	$35.4
Interest Expense, Net						1.3
Other Income, Net						(2.4)
Income before Income Taxes						$36.5

	Three Months Ended February 1, 2020 (14 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$211.5	$60.8	$14.9	$0.6	$(1.9)	$285.9
Transfers between Segments	(1.2)	(0.7)	—	—	1.9	—
Net Sales to Unaffiliated Customers	$210.3	$60.1	$14.9	$0.6	$—	$285.9

Income (Loss) from Operations	$39.2	$13.2	$0.7	$(1.6)	$(10.0)	$41.5
Interest Expense, Net						2.4
Other Income, Net						(4.9)
Income before Income Taxes						$44.0

	Nine Months Ended January 30, 2021 (39 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$555.0	$190.2	$47.4	$1.9	$(7.5)	$787.0
Transfers between Segments	(3.7)	(3.8)	—	—	7.5	—
Net Sales to Unaffiliated Customers	$551.3	$186.4	$47.4	$1.9	$—	$787.0

Income (Loss) from Operations	$83.7	$40.0	$7.4	$(4.1)	$(32.8)	$94.2
Interest Expense, Net						4.3
Other Income, Net						(8.4)
Income before Income Taxes						$98.3

	Nine Months Ended February 1, 2020 (40 Weeks)
(Dollars in Millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net Sales	$580.3	$197.8	$39.8	$1.2	$(5.8)	$813.3
Transfers between Segments	(3.7)	(2.0)	(0.1)	—	5.8	—
Net Sales to Unaffiliated Customers	$576.6	$195.8	$39.7	$1.2	$—	$813.3

Income (Loss) from Operations	$101.2	$44.8	$0.7	$(4.9)	$(31.0)	$110.8
Interest Expense, Net						8.0
Other Income, Net						(5.8)
Income before Income Taxes						$108.6

(Dollars in Millions)	January 30, 2021	May 2, 2020
Identifiable Assets:
Automotive	$797.1	$670.9
Industrial	452.6	421.8
Interface	67.3	71.0
Medical	7.4	8.8
Eliminations/Corporate	120.1	198.1
Total Identifiable Assets	$1,444.5	$1,370.6

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

Hetronic Germany-GmbH Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. The Company became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, the Company terminated all of its agreements with the Fuchs companies. On June 20, 2014, the Company filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, the Company amended its complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment have been consolidated into a single appeal. That appeal is fully briefed and has been set for argument on March 8, 2021. The Court will issue a decision sometime thereafter. The Company is working with counsel to collect on the judgment though there are challenges in Europe in doing so while the appeal is pending. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements in this report are forward-looking statements that are subject to certain risks and uncertainties. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations. Our business is highly dependent upon two large automotive customers and specific makes and models of vehicles. Our results will be subject to many of the same risks that apply to the automotive, appliance, commercial vehicle, computer and communications industries, such as general economic conditions, interest rate fluctuations, consumer spending patterns and technological changes. Other factors which may result in materially different results for future periods include the following risk factors. Additional risks and uncertainties not presently known or that our management currently believe to be insignificant may also adversely affect our financial condition or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these factors could cause our actual results and condition to differ materially from those projected in forward-looking statements. The forward-looking statements in this report are subject to the safe harbor protection provided under the securities laws and are made as of the date of this report. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	Impact from pandemics, such as the COVID-19 pandemic;
•	Dependence on our supply chain, including semiconductor and resin suppliers;
•	Dependence on the automotive, appliance, commercial vehicle, computer and communications industries;
•	Dependence on a small number of large customers, including two large automotive customers;
•	Recognition of goodwill and long-lived asset impairment charges;
•	Timing and magnitude of costs associated with restructuring activities;
•	International trade disputes resulting in tariffs and our ability to mitigate tariffs;
•	Timing, quality and cost of new program launches;
•	Ability to withstand price pressure, including pricing reductions;
•	Failure to attract and retain qualified personnel;
•	Ability to successfully market and sell Dabir Surfaces products;
•	Currency fluctuations;
•	Customary risks related to conducting global operations;
•	Costs associated with environmental, health and safety regulations;
•	Ability to withstand business interruptions;
•	Ability to successfully benefit from acquisitions and divestitures;
•	Investment in programs prior to the recognition of revenue;
•	Dependence on the availability and price of materials;
•	Judgments related to accounting for tax positions;
•	Income tax rate fluctuations;
•	Adjustments to compensation expense for performance-based awards;
•	Ability to keep pace with rapid technological changes;
•	Breaches to our information technology systems;
•	Ability to avoid design or manufacturing defects;
•	Ability to compete effectively;
•	Ability to protect our intellectual property;
•	Success of recent acquisitions and/or our ability to implement and profit from new applications of the acquired technology;
•	Ability to manage our debt levels and any restrictions thereunder; and
•	Impact to interest expense from the replacement or modification of LIBOR.

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

Overview

We are a global developer of custom engineered and application specific products and solutions with manufacturing, design and testing facilities in Belgium, Canada, China, Egypt, Germany, India, Italy, Lebanon, Malta, Mexico, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States. Our primary manufacturing facilities are located in Dongguan and Shanghai, China; Cairo, Egypt; Mriehel, Malta; and Monterrey, Mexico. We design, manufacture and market devices employing electrical, electronic, LED lighting, sensors and radio remote control technologies. Our business is managed, and our financial results are reported, on a segment basis, with those segments being Automotive, Industrial, Interface and Medical.

Our components are found in the primary end-markets of the aerospace, appliance, automotive, commercial vehicle, construction, consumer and industrial equipment, communications (including information processing and storage, networking equipment and wireless and terrestrial voice/data systems), medical, rail and other transportation industries.

Impact of COVID-19

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created significant volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impacts of COVID-19 at the beginning of our fourth quarter of fiscal 2020 at our China manufacturing facilities, which were initially closed after the Chinese New Year. Our manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to our business from the COVID-19 pandemic began in mid-March 2020, as our operations in North America and Europe were adversely impacted by many of our customers suspending their manufacturing operations due to the COVID-19 pandemic. In the first quarter of fiscal 2021, our operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization, thus impacting our results of operations during the first quarter of fiscal 2021. In the second quarter of fiscal 2021, production levels in North America and Europe returned to pre-COVID levels as a result of increased demand from customers and continued into our third quarter of fiscal 2021. However, towards the end of our third quarter of fiscal 2021, many automotive companies announced a slowdown in their production schedules due to a worldwide semiconductor supply shortage. The semiconductor supply shortage is impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage will likely have a short-term impact on our operating results and financial condition in the fourth quarter of fiscal 2021, and possibly into fiscal 2022.

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
•

The March 2020 draw-down of $100.0 million under our revolving credit facility, which was repaid in full in the third quarter of fiscal 2021. The initial draw-down was as a precautionary measure in order to increase our cash position and preserve financial flexibility.

In addition, we initiated certain restructuring actions in the nine months ended January 30, 2021 to rationalize our operations, lower our costs and improve financial performance and long-term cash flow generation. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months and nine months ended January 30, 2021, we recognized $0.7 million and $8.3 million of restructuring costs, respectively. We currently expect to incur additional restructuring costs of approximately $0.2 million during the current fiscal year related to the initiated restructuring programs and we may take additional restructuring actions in future periods based upon market conditions and industry trends.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on our customers, especially in the automotive and commercial vehicle markets. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is further prolonged, then it can further increase the difficulty of planning for operations and may require us to take further actions as it relates to costs and liquidity. These and other potential impacts of the COVID-19 pandemic, including the resulting global semiconductor chip shortage, may adversely impact our results for the remainder of fiscal 2021 and into fiscal 2022, and that impact could be material. We continue to actively monitor the ongoing potential impacts of COVID-19 and will seek to mitigate and minimize its impact on our business.

Financial Reporting Periods

We maintain our financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2021 is a 52-week year and fiscal 2020 was a 53-week year. For the three months ended January 30, 2021, our accounting period included 13 weeks compared to 14 weeks for the three months ended February 1, 2020. For the nine months ended January 30, 2021, our accounting period included 39 weeks compared to 40 weeks for the nine months ended February 1, 2020. The following discussions of comparative results among periods should be reviewed in this context.

Results of Operations for the Three Months Ended January 30, 2021 compared to the Three Months Ended February 1, 2020

Consolidated Results

Below is a table summarizing results for the three months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$295.3	$285.9	$9.4	3.3%
Cost of Products Sold	222.7	206.6	16.1	7.8%
Gross Profit	72.6	79.3	(6.7)	(8.4)%
Selling and Administrative Expenses	32.4	33.0	(0.6)	(1.8)%
Amortization of Intangibles	4.8	4.8	—	—
Interest Expense, Net	1.3	2.4	(1.1)	(45.8)%
Other Income, Net	(2.4)	(4.9)	2.5	(51.0)%
Income Tax Expense	4.6	2.8	1.8	64.3%
Net Income	$31.9	$41.2	$(9.3)	(22.6)%

	January 30, 2021	February 1, 2020
Percent of sales:	(13 Weeks)	(14 Weeks)
Net Sales	100.0%	100.0%
Cost of Products Sold	75.4%	72.3%
Gross Profit	24.6%	27.7%
Selling and Administrative Expenses	11.0%	11.5%
Amortization of Intangibles	1.6%	1.7%
Interest Expense, Net	0.4%	0.8%
Other Income, Net	(0.8)%	(1.7)%
Income Tax Expense	1.6%	1.0%
Net Income	10.8%	14.4%

Net Sales. Net sales increased $9.4 million, or 3.3%, to $295.3 million in the three months ended January 30, 2021, compared to $285.9 million in the three months ended February 1, 2020. The impact of foreign currency translation increased net sales by $9.7 million, primarily due to the strengthening of the euro and Chinese renminbi, relative to the U.S. dollar. Excluding the impact of foreign currency translation, net sales were comparable in both periods. See results by segment for additional details.

Cost of Products Sold. Cost of products sold increased $16.1 million, or 7.8%, to $222.7 million (75.4% of sales) in the three months ended January 30, 2021, compared to $206.6 million (72.3% of sales) in the three months ended February 1, 2020. The impact of foreign currency translation increased cost of products sold by $6.9 million. Excluding the impact of foreign currency translation, cost of products sold increased by $9.2 million. The increase was primarily due to premium freight and factory inefficiencies resulting from supply chain disruptions due to the COVID-19 pandemic and to a lesser extent tariff expense and product sales mix.

Gross Profit. Gross profit decreased $6.7 million, or 8.4%, to $72.6 million (24.6% of sales) in the three months ended January 30, 2021, compared to $79.3 million (27.7% of sales) in the three months ended February 1, 2020. The impact of foreign currency translation increased gross profit by $2.8 million. Excluding the impact of foreign currency translation, gross profit decreased by $9.5 million. The decrease in gross profit margins was primarily due to premium freight and factory inefficiencies resulting from supply chain disruptions due to the COVID-19 pandemic and to a lesser extent tariff expense and product sales mix.

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.6 million, or 1.8%, to $32.4 million (11.0% of sales) in the three months ended January 30, 2021, compared to $33.0 million (11.5% of sales) in the three months ended February 1, 2020. The impact of foreign currency translation increased selling and administrative expenses by $0.7 million. Excluding the impact of foreign currency translation, selling and administrative expenses decreased by $1.3 million. The decrease was primarily due to lower compensation expense, travel expense and restructuring costs, partially offset by higher stock-based compensation expense. The decrease in compensation expense was primarily related to the benefit of restructuring actions taken in the first quarter of fiscal 2021. In the three months ended January 30, 2021, we recognized $0.3 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.7 million of restructuring costs recognized in the three months ended February 1, 2020.

Amortization of Intangibles. Amortization of intangibles was unchanged at $4.8 million in both the three months ended January 30, 2021 and February 1, 2020.

Interest Expense, Net. Interest expense, net was $1.3 million in the three months ended January 30, 2021, compared to $2.4 million in the three months ended February 1, 2020. The decrease was due to a lower effective interest rate on outstanding borrowings, partially offset by higher average borrowings. Average borrowings were higher due to the precautionary $100.0 million draw-down in March 2020, which was fully repaid in the three months ended January 30, 2021.

Other Income, Net. Other income, net was $2.4 million in the three months ended January 30, 2021, compared to $4.9 million in the three months ended February 1, 2020. In the three months ended January 30, 2021, we received $2.7 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic. The three months ended February 1, 2020 includes $5.6 million for an international government grant for maintaining certain employment levels during those periods.

Income Tax Expense. Income tax expense was $4.6 million (12.6% effective tax rate) in the three months ended January 30, 2021, compared to $2.8 million (6.4% effective tax rate) in the three months ended February 1, 2020. The effective tax rate in the three months ended January 30, 2021 was lower than the U.S. statutory tax rate primarily due to foreign operations with lower statutory tax rates. The effective tax rate in the three months ended February 1, 2020 was lower than the U.S. statutory tax rate primarily due to beneficial changes related to U.S. Tax Reform and foreign operations with lower statutory rates.

Net Income. Net income decreased $9.3 million, or 22.6%, to $31.9 million in the three months ended January 30, 2021, compared to $41.2 million in the three months ended February 1, 2020. Net income decreased as a result of the reasons described above, partially offset by favorable foreign currency translation of $1.8 million.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the three months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$210.5	$210.3	$0.2	0.1%
Gross Profit	$44.1	$55.0	$(10.9)	(19.8)%
Income from Operations	$29.6	$39.2	$(9.6)	(24.5)%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	21.0%	26.2%
Income from Operations	14.1%	18.6%

Net Sales. Automotive segment net sales increased $0.2 million, or 0.1%, to $210.5 million in the three months ended January 30, 2021, compared to $210.3 million in the three months ended February 1, 2020. The impact of foreign currency translation increased net sales by $7.5 million. Excluding the impact of foreign currency translation, net sales decreased by $7.3 million. Net sales in North America decreased $22.6 million, or 17.3%, to $107.7 million in the three months ended January 30, 2021, compared to $130.3 million in the three months ended February 1, 2020. The decrease was primarily due to lower electric vehicle product sales, which shifted from North America to Asia, and lower lighting product sales volumes. Net sales in Europe increased $2.9 million, or 5.1%, to $60.1 million in the three months ended January 30, 2021, compared to $57.2 million in the three months ended February 1, 2020. The stronger euro, relative to the U.S. dollar, increased net sales in Europe by $4.7 million. Excluding the impact of foreign currency translation, Europe net sales decreased $1.8 million primarily due to product mix. Net sales in Asia increased $19.9 million, or 87.3%, to $42.7 million in the three months ended January 30, 2021, compared to $22.8 million in the three months ended February 1, 2020. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $2.8 million. Excluding foreign currency translation, Asia net sales increased $17.1 million primarily due to higher sales of electric vehicle products which shifted from North America to Asia and higher leadframe sales volumes.

Gross Profit. Automotive segment gross profit decreased $10.9 million, or 19.8%, to $44.1 million in the three months ended January 30, 2021, compared to $55.0 million in the three months ended February 1, 2020. The impact of foreign currency translation increased gross profit by $1.8 million. Excluding the impact of foreign currency translation, gross profit decreased by $12.7 million. Automotive segment gross profit margins decreased to 21.0% in the three months ended January 30, 2021, compared to 26.2% in the three months ended February 1, 2020. The decrease in gross profit margins was primarily due to premium freight and factory inefficiencies resulting from supply chain disruptions due to the COVID-19 pandemic and to a lesser extent tariff expense and product sales mix.

Income from Operations. Automotive segment income from operations decreased $9.6 million, or 24.5%, to $29.6 million in the three months ended January 30, 2021, compared to $39.2 million in the three months ended February 1, 2020. The impact of foreign currency translation increased income from operations by $1.3 million. Excluding the impact of foreign currency translation, income from operations decreased by $10.9 million. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased primarily due to lower compensation expense.

Industrial Segment Results

Below is a table summarizing results for the three months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$66.5	$60.1	$6.4	10.6%
Gross Profit	$24.7	$21.9	$2.8	12.8%
Income from Operations	$16.9	$13.2	$3.7	28.0%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	37.1%	36.4%
Income from Operations	25.4%	22.0%

Net Sales. Industrial segment net sales increased $6.4 million, or 10.6%, to $66.5 million in the three months ended January 30, 2021, compared to $60.1 million in the three months ended February 1, 2020. Foreign currency translation increased net sales by $2.2 million. Excluding foreign currency translation, net sales increased by $4.2 million primarily due to higher sales volumes of electric vehicle busbar products and radio remote control devices, partially offset by lower sales from commercial vehicle lighting solutions.

Gross Profit. Industrial segment gross profit increased $2.8 million, or 12.8%, to $24.7 million in the three months ended January 30, 2021, compared to $21.9 million in the three months ended February 1, 2020. Gross profit margins increased to 37.1% in the three months ended January 30, 2021, compared to 36.4% in the three months ended February 1, 2020. The increase in gross profit margins was primarily due to higher sales of busbar products and radio remote control devices. This was partially offset by lower gross profit margins from commercial vehicle lighting solutions due to higher operational costs.

Income from Operations. Industrial segment income from operations increased $3.7 million, or 28.0%, to $16.9 million in the three months ended January 30, 2021, compared to $13.2 million in the three months ended February 1, 2020. The increase was primarily due to higher gross profit, lower selling and administrative expenses and favorable foreign currency translation. Selling and administrative expenses decreased due to lower compensation expense. Foreign currency translation increased income from operations by $0.9 million.

Interface Segment Results

Below is a table summarizing results for the three months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$17.6	$14.9	$2.7	18.1%
Gross Profit	$4.0	$1.8	$2.2	122.2%
Income from Operations	$3.2	$0.7	$2.5	357.1%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	22.7%	12.1%
Income from Operations	18.2%	4.7%

Net Sales. Interface segment net sales increased $2.7 million, or 18.1%, to $17.6 million in the three months ended January 30, 2021, compared to $14.9 million in the three months ended February 1, 2020. The increase was primarily due to higher sales volumes of appliance products, partially offset by a decrease in legacy data solutions products.

Gross Profit. Interface segment gross profit increased $2.2 million, or 122.2%, to $4.0 million in the three months ended January 30, 2021, compared to $1.8 million in the three months ended February 1, 2020. Gross profit margins increased to 22.7% in the three months ended January 30, 2021, from 12.1% in the three months ended February 1, 2020. The increase was primarily due to higher sales and lower direct labor costs.

Income from Operations. Interface segment income from operations was $3.2 million in the three months ended January 30, 2021, compared to $0.7 million in the three months ended February 1, 2020. The increase was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses decreased due to lower compensation expense which benefitted from restructuring actions taken in the first quarter of fiscal 2021.

Medical Segment Results

Below is a table summarizing results for the three months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(13 Weeks)	(14 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$0.7	$0.6	$0.1	16.7%
Gross Profit	$—	$(0.3)	$0.3	(100.0)%
Loss from Operations	$(1.0)	$(1.6)	$0.6	(37.5)%

Net Sales. The Medical segment had net sales of $0.7 million in the three months ended January 30, 2021, compared to $0.6 million in the three months ended February 1, 2020.

Gross Profit. Medical segment gross profit was breakeven in the three months ended January 30, 2021, compared to a loss of $0.3 million in the three months ended February 1, 2020. The improvement was primarily due to lower cost of products sold and higher net sales.

Loss from Operations. Medical segment loss from operations decreased $0.6 million, to $1.0 million in the three months ended January 30, 2021, compared to $1.6 million in the three months ended February 1, 2020. The improvement was due to lower selling and administrative expenses and higher gross profit.

Results of Operations for the Nine Months Ended January 30, 2021 compared to the Nine Months Ended February 1, 2020

Consolidated Results

Below is a table summarizing results for the nine months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(39 Weeks)	(40 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$787.0	$813.3	$(26.3)	(3.2)%
Cost of Products Sold	588.5	589.6	(1.1)	(0.2)%
Gross Profit	198.5	223.7	(25.2)	(11.3)%
Selling and Administrative Expenses	89.8	98.6	(8.8)	(8.9)%
Amortization of Intangibles	14.5	14.3	0.2	1.4%
Interest Expense, Net	4.3	8.0	(3.7)	(46.3)%
Other Income, Net	(8.4)	(5.8)	(2.6)	44.8%
Income Tax Expense	7.1	15.3	(8.2)	(53.6)%
Net Income	$91.2	$93.3	$(2.1)	(2.3)%

	January 30, 2021	February 1, 2020
Percent of sales:	(39 Weeks)	(40 Weeks)
Net Sales	100.0%	100.0%
Cost of Products Sold	74.8%	72.5%
Gross Profit	25.2%	27.5%
Selling and Administrative Expenses	11.4%	12.1%
Amortization of Intangibles	1.8%	1.8%
Interest Expense, Net	0.5%	1.0%
Other Income, Net	(1.1)%	(0.7)%
Income Tax Expense	0.9%	1.9%
Net Income	11.6%	11.5%

Net Sales. Net sales decreased $26.3 million, or 3.2%, to $787.0 million in the nine months ended January 30, 2021, compared to $813.3 million in the nine months ended February 1, 2020. The impact of foreign currency translation increased net sales by $15.2 million. Excluding foreign currency translation, net sales decreased $41.5 million as a result of lower sales in the Automotive and Industrial segments, which were negatively impacted by the COVID-19 pandemic, primarily in the first quarter of fiscal 2021. Net sales in the nine months ended February 1, 2020 were negatively impacted by $28.7 million due to the United Auto Workers (“UAW”) labor strike at General Motors (“GM”).

Cost of Products Sold. Cost of products sold decreased $1.1 million, or 0.2%, to $588.5 million (74.8% of sales) in the nine months ended January 30, 2021, compared to $589.6 million (72.5% of sales) in the nine months ended February 1, 2020. The impact of foreign currency translation increased cost of products sold by $11.0 million. Excluding foreign currency translation, cost of products sold decreased $12.1 million. The decrease was primarily due to lower sales volumes and lower labor costs, partially offset by restructuring costs. Labor costs were lower as a result of actions taken in fiscal 2020 in response to the impact from the COVID-19 pandemic on our production volumes. In the nine months ended January 30, 2021, we recognized $5.0 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.6 million of restructuring costs recognized in the nine months ended February 1, 2020.

Gross Profit. Gross profit decreased $25.2 million, or 11.3%, to $198.5 million (25.2% of sales) in the nine months ended January 30, 2021, compared to $223.7 million (27.5% of sales) in the nine months ended February 1, 2020. The impact of foreign currency translation increased gross profit by $4.2 million. Excluding foreign currency translation, gross profit decreased $29.4 million. The decrease in gross profit margins was primarily due to lower sales volumes, product sales mix and restructuring costs, partially offset by lower operational costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $8.8 million, or 8.9%, to $89.8 million (11.4% of sales) in the nine months ended January 30, 2021, compared to $98.6 million (12.1% of sales) in the nine months ended February 1, 2020. The impact of foreign currency translation increased selling and administrative expenses by $0.7 million. Excluding foreign currency translation, selling and administrative expenses decreased $9.5 million. The decrease was primarily due to lower compensation expense, stock-based compensation expense and travel expense, partially offset by higher restructuring costs. As noted above, we initiated actions which included temporary salary reductions and four-day work weeks (which ended in the second quarter of fiscal 2021) and the elimination of most business travel. In addition, stock-based compensation expense was lower by $1.3 million as our five-year, long-term incentive plan concluded in fiscal 2020 and a new long-term incentive plan was not introduced until September 27, 2020. In the nine months ended January 30, 2021, we recognized $3.3 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $1.0 million of restructuring costs recognized in the nine months ended February 1, 2020.

Amortization of Intangibles. Amortization of intangibles increased $0.2 million, or 1.4%, to $14.5 million in the nine months ended January 30, 2021, compared to $14.3 million in the nine months ended February 1, 2020.

Interest Expense, Net. Interest expense, net was $4.3 million in the nine months ended January 30, 2021, compared to $8.0 million in the nine months ended February 1, 2020. The decrease was due to a lower effective interest rate on outstanding borrowings, partially offset by higher average borrowings. Average borrowings were higher due to the precautionary $100.0 million draw-dawn in March 2020, which was fully repaid in the three months ended January 30, 2021.

Other Income, Net. Other income, net was $8.4 million in the nine months ended January 30, 2021, compared to $5.8 million in the nine months ended February 1, 2020. In the nine months ended January 30, 2021, we received $8.9 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic. The nine months ended February 1, 2020 includes $5.6 million for an international government grant for maintaining certain employment levels during those periods. In the nine months ended February 1, 2020, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million.

Income Tax Expense. Income tax expense was $7.1 million (7.2% effective tax rate) in the nine months ended January 30, 2021, compared to $15.3 million (14.1% effective tax rate) in the nine months ended February 1, 2020. The lower effective tax rate in the nine months ended January 30, 2021 was primarily due to discrete tax benefits recorded of $7.6 million. These discrete tax benefits included tax credits earned and research deductions claimed in foreign jurisdictions. Excluding the discrete tax benefits, the effective tax rate would have been 15.0%. In the nine months ended February 1, 2020, income tax expense included discrete tax expenses of $1.5 million. Excluding the discrete tax expense, the effective tax rate would have been 15.5%.

Net Income. Net income decreased $2.1 million, or 2.3%, to $91.2 million in the nine months ended January 30, 2021, compared to $93.3 million in the nine months ended February 1, 2020. Net income decreased as a result of the reasons described above, partially offset by favorable foreign currency translation of $3.3 million.

Operating Segments

Automotive Segment Results

Below is a table summarizing results for the nine months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(39 Weeks)	(40 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$551.3	$576.6	$(25.3)	(4.4)%
Gross Profit	$123.2	$146.6	$(23.4)	(16.0)%
Income from Operations	$83.7	$101.2	$(17.5)	(17.3)%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	22.3%	25.4%
Income from Operations	15.2%	17.6%

Net Sales. Automotive segment net sales decreased $25.3 million, or 4.4%, to $551.3 million in the nine months ended January 30, 2021, compared to $576.6 million in the nine months ended February 1, 2020. The impact of foreign currency translation increased net sales by $12.4 million. Excluding foreign currency translation, net sales decreased $37.7 million. Net sales were negatively impacted in our first quarter of fiscal 2021 from the COVID-19 pandemic, which was partially offset by higher sales in our second quarter of fiscal 2021 as a result of pent-up demand. Net sales in North America decreased $56.8 million, or 15.8%, to $301.8 million in the nine months ended January 30, 2021, compared to $358.6 million in the nine months ended February 1, 2020. The decrease was due to lower electric vehicle product sales which shifted from North America to Asia and lower lighting product sales volumes. Net sales in the nine months ended February 1, 2020 were negatively impacted by $28.7 million due to the UAW labor strike at GM. Net sales in Europe decreased $11.8 million, or 7.4%, to $147.1 million in the nine months ended January 30, 2021, compared to $158.9 million in the nine months ended February 1, 2020. The stronger euro, relative to the U.S. dollar, increased net sales by $8.4 million. Excluding foreign currency translation, net sales in Europe decreased $20.2 million due to lower sales volumes, primarily in the first quarter of fiscal 2021, as a result of the COVID-19 pandemic. Net sales in Asia increased $43.3 million, or 73.3%, to $102.4 million in the nine months ended January 30, 2021, compared to $59.1 million in the nine months ended February 1, 2020. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $4.0 million. Excluding foreign currency translation, Asia net sales increased $39.3 million primarily due to higher electric vehicle product sales volumes which were transferred from North America, higher leadframe sales volumes and higher touchscreen sales volumes to an Asian automotive OEM, which launched in the second half of fiscal 2020.

Gross Profit. Automotive segment gross profit decreased $23.4 million, or 16.0%, to $123.2 million in the nine months ended January 30, 2021, compared to $146.6 million in the nine months ended February 1, 2020. Automotive segment gross profit margins decreased to 22.3% in the nine months ended January 30, 2021, compared to 25.4% in the nine months ended February 1, 2020. The decrease in gross profit margins was primarily due to the impact of the COVID-19 pandemic on sales volumes and restructuring actions taken in fiscal 2021. In the nine months ended January 30, 2021, we recognized $5.0 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.6 million of restructuring costs recognized in the nine months ended February 1, 2020.

Income from Operations. Automotive segment income from operations decreased $17.5 million, or 17.3%, to $83.7 million in the nine months ended January 30, 2021, compared to $101.2 million in the nine months ended February 1, 2020. The impact of foreign currency translation increased automotive segment income from operations by $2.3 million. Excluding foreign currency translation, automotive segment income from operations decreased $19.8 million. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased due to lower compensation expense, partially offset by restructuring costs. Total restructuring costs related to actions taken to reduce overall costs and improve operational profitability were $6.4 million in the nine months ended January 30, 2021, compared to $0.7 million of restructuring costs in the nine months ended February 1, 2020.

Industrial Segment Results

Below is a table summarizing results for the nine months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(39 Weeks)	(40 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$186.4	$195.8	$(9.4)	(4.8)%
Gross Profit	$65.5	$72.9	$(7.4)	(10.2)%
Income from Operations	$40.0	$44.8	$(4.8)	(10.7)%
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	35.1%	37.2%
Income from Operations	21.5%	22.9%

Net Sales. Industrial segment net sales decreased $9.4 million, or 4.8%, to $186.4 million in the nine months ended January 30, 2021, compared to $195.8 million in the nine months ended February 1, 2020. The impact of foreign currency translation increased net sales by $2.8 million. Excluding foreign currency translation, net sales decreased $12.2 million. The decrease was primarily due to lower sales from commercial vehicle lighting solutions and radio remote control devices which were adversely impacted from the COVID-19 pandemic. This was partially offset by higher sales volumes of electric vehicle busbar products.

Gross Profit. Industrial segment gross profit decreased $7.4 million, or 10.2%, to $65.5 million in the nine months ended January 30, 2021, compared to $72.9 million in the nine months ended February 1, 2020. Gross profit margins decreased to 35.1% in the nine months ended January 30, 2021, compared to 37.2% in the nine months ended February 1, 2020. The decrease in gross profit margins was primarily due to the impact of the COVID-19 pandemic on commercial vehicle lighting solutions and radio remote control product sales. This was partially offset by higher gross profit margins from busbar products.

Income from Operations. Industrial segment income from operations decreased $4.8 million, or 10.7%, to $40.0 million in the nine months ended January 30, 2021, compared to $44.8 million in the nine months ended February 1, 2020. The decrease was primarily due to lower gross profit, higher legal fees and restructuring costs, partially offset by higher income from operations from busbar products. In the nine months ended January 30, 2021, we recognized $0.9 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability, compared to $0.4 million of restructuring costs recognized in the nine months ended February 1, 2020.

Interface Segment Results

Below is a table summarizing results for the nine months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(39 Weeks)	(40 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$47.4	$39.7	$7.7	19.4%
Gross Profit	$10.1	$4.5	$5.6	124.4%
Income from Operations	$7.4	$0.7	$6.7	N/M*
Percent of sales:
Net Sales	100.0%	100.0%
Gross Profit	21.3%	11.3%
Income from Operations	15.6%	1.8%

*N/M equals non-meaningful

Net Sales. Interface segment net sales increased $7.7 million, or 19.4%, to $47.4 million in the nine months ended January 30, 2021, compared to $39.7 million in the nine months ended February 1, 2020. The increase was primarily due to higher sales volumes of appliance products, partially offset by lower sales volumes of legacy data solutions products.

Gross Profit. Interface segment gross profit increased $5.6 million, or 124.4%, to $10.1 million in the nine months ended January 30, 2021, compared to $4.5 million in the nine months ended February 1, 2020. Gross profit margins increased to 21.3% in the nine months ended January 30, 2021, from 11.3% in the nine months ended February 1, 2020. The increase was primarily due to higher sales volumes of appliance products and lower operational costs.

Income from Operations. Interface segment income from operations increased $6.7 million to $7.4 million in the nine months ended January 30, 2021, compared to $0.7 million in the nine months ended February 1, 2020. The increase was primarily due to higher gross profit and lower selling and administrative expenses, partially offset by restructuring costs recognized in the first quarter of fiscal 2021. Selling and administrative expenses in the nine months ended January 30, 2021 benefitted from restructuring actions taken in the first quarter of fiscal 2021. In the nine months ended January 30, 2021, we recognized $0.7 million of restructuring costs related to actions taken to reduce overall costs and improve operational profitability.

Medical Segment Results

Below is a table summarizing results for the nine months ended:

	January 30, 2021	February 1, 2020
(Dollars in Millions)	(39 Weeks)	(40 Weeks)	Net Change ($)	Net Change (%)
Net Sales	$1.9	$1.2	$0.7	58.3%
Gross Profit	$(1.0)	$(1.3)	$0.3	(23.1)%
Loss from Operations	$(4.1)	$(4.9)	$0.8	(16.3)%

Net Sales. The Medical segment had net sales of $1.9 million in the nine months ended January 30, 2021, compared to $1.2 million in the nine months ended February 1, 2020. Net sales increased due to higher product demand.

Gross Profit. Medical segment gross profit was a loss of $1.0 million in the nine months ended January 30, 2021, compared to a loss of $1.3 million in the nine months ended February 1, 2020. The improvement was due to higher net sales.

Loss from Operations. Medical segment loss from operations was $4.1 million in the nine months ended January 30, 2021, compared to $4.9 million in the nine months ended February 1, 2020. The improvement was due to higher net sales and lower selling and administrative costs.

Financial Condition, Liquidity and Capital Resources

Credit Agreement

Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, our liquidity position could be severely impacted.

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. In March 2020, as a precautionary measure in response to the COVID-19 pandemic, we drew down $100.0 million under our revolving credit facility, which we repaid in the third quarter of fiscal 2021. As of January 30, 2021, $9.7 million in principal was outstanding under the revolving credit facility and we have $190.1 million of availability under the revolving credit facility. As of January 30, 2021, $221.9 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of January 30, 2021. For further information, see Note 7, "Debt," to the condensed consolidated financial statements included in this Quarterly Report.

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

At January 30, 2021, we had $218.7 million of cash and cash equivalents, of which $132.6 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Cash Flows

Cash flow is summarized below:

	Nine Months Ended
	January 30, 2021	February 1, 2020
(Dollars in Millions)	(39 Weeks)	(40 Weeks)
Operating activities:
Net Income	$91.2	$93.3
Non-cash Items	37.3	41.4
Changes in Operating Assets and Liabilities	15.3	(52.1)
Net Cash Provided by Operating Activities	143.8	82.6
Net Cash Used in Investing Activities	(20.0)	(34.4)
Net Cash Used in Financing Activities	(127.8)	(49.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.4	(1.8)
Net Increase (Decrease) in Cash and Cash Equivalents	1.4	(3.3)
Cash and Cash Equivalents at Beginning of the Year	217.3	83.2
Cash and Cash Equivalents at End of the Period	$218.7	$79.9

Operating Activities

Net cash provided by operating activities increased $61.2 million to $143.8 million in the nine months ended January 30, 2021, compared to $82.6 million in the nine months ended February 1, 2020. The increase was due to higher cash inflows related to changes in operating assets and liabilities, partially offset by lower net income adjusted for non-cash items. The $15.3 million of cash inflows for operating assets and liabilities in the nine months ended January 30, 2021 was primarily due to higher accounts payable, lower prepaid expenses and other assets and lower inventory, partially offset by higher accounts receivable.

Investing Activities

Net cash used in investing activities was $20.0 million in the nine months ended January 30, 2021, compared to $34.4 million in the nine months ended February 1, 2020. The activity in both the nine months ended January 30, 2021 and February 1, 2020 relates primarily to purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $127.8 million in the nine months ended January 30, 2021, compared to $49.7 million in the nine months ended February 1, 2020. We paid dividends of $13.2 million in the nine months ended January 30, 2021, compared to $12.2 million in the nine months ended February 1, 2020. In the nine months ended January 30, 2021, we paid $3.9 million in taxes related to the net share settlement of equity awards compared to $0.4 million in the nine months ended February 1, 2020. In the nine months ended January 30, 2021, we had net repayments on our borrowings of $110.4 million, which included the repayment of the $100.0 million pre-cautionary draw-down on our revolving credit facility in March 2020. In the nine months ended February 1, 2020, net repayments on our borrowings were $36.6 million.

Recent Accounting Pronouncements

See Note 1, "Description of Business and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in Item 1.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules.

Legal Matters

For several years, Hetronic Germany-GmbH and Hydronic-Steuersysteme-GmbH (the “Fuchs companies”) served as our distributors for Germany, Austria and other central and eastern European countries pursuant to their respective intellectual property licenses and distribution and assembly agreements. We became aware that the Fuchs companies and their managing director, Albert Fuchs, had materially violated those agreements. As a result, we terminated all of our agreements with the Fuchs companies. On June 20, 2014, we filed a lawsuit against the Fuchs companies in the Federal District Court for the Western District of Oklahoma alleging material breaches of the distribution and assembly agreements and seeking damages, as well as various forms of injunctive relief. The defendants filed counterclaims alleging breach of contract, interference with business relations and business slander. On April 2, 2015, we amended our complaint against the Fuchs companies to add additional unfair competition and Lanham Act claims and to add additional affiliated parties. A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in our favor. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well.  The appeal of the permanent injunction and the appeal of the final judgment have been consolidated into a single appeal. That appeal is fully briefed and has been set for argument on March 8, 2021. The Court will issue a decision sometime thereafter. We are working with counsel to collect on the judgment though there are challenges in Europe in doing so while the appeal is pending. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.

In the nine months ended January 30, 2021 and February 1, 2020, we incurred Hetronic-related legal fees of $4.8 million and $3.3 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from foreign currency exchange, interest rates, and commodity prices, which could affect our operating results, financial position and cash flows. We manage a portion of these risks through use of derivative financial instruments in accordance with our policies. We do not enter into derivative financial instruments for speculative or trading purposes.

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

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In the nine months ended January 30, 2021, we reported foreign currency exchange losses of approximately $0.7 million, which were primarily attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. In January 2021, we began to use foreign currency forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. The forward contracts have a maturity of less than three months and are not designated as hedging instruments. At January 30, 2021, the notional value of these outstanding contracts was $21.9 million, and the net unrealized loss was $0.2 million. The impact of a change in the foreign currency exchange rates on our foreign currency forward contracts will generally be offset against the gain or loss from the re-measurement of the underlying balance sheet exposure.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the condensed consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of January 30, 2021, the cumulative net currency translation adjustments increased shareholders’ equity by $14.0 million. We have outstanding a euro denominated cross-currency swap which is treated as a net investment hedge to reduce our exposure to translational exchange risk. As of January 30, 2021, we recorded a deferred loss, net of tax, of $5.8 million related to the cross-currency swap.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The interest rate risk for our senior unsecured credit agreement, under which we had $231.6 million of net borrowings as of January 30, 2021, is variable and is based on LIBOR. We estimate that a 1% increase in interest rates under our senior unsecured credit agreement would result in increased annual interest expense of $2.3 million.

Commodity Price Risk

We are exposed to commodity price risk primarily on our raw material purchases. These raw materials are not rare or unique to our industry. The cost of copper, resins, and other commodities, such as fuel and energy, has fluctuated in recent years due to changes in global supply and demand. The cost of copper has increased significantly in fiscal 2021. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw material costs through global sourcing initiatives and price increases on our products. However, in the short-term, rapid increases in raw material costs can be very difficult to offset with price increases because of contractual agreements with our customers.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effects of the COVID-19 pandemic have had and could continue to have a material adverse impact on our business, results of operations and financial condition.

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

While we have implemented measures to mitigate the impact of the COVID-19 pandemic, there can be no assurance that these measures will be successful. As a result, we expect our full-year fiscal 2021 results of operations to be adversely affected by the COVID-19 pandemic, and our fiscal 2022 result of operations may also be adversely affected. The extent of the impact on our business will depend on a number of evolving factors, including the duration and spread of the pandemic, as well as the possibility of the pandemic re-occurring, actions taken by governmental authorities to restrict certain business operations and social activity and impose travel restrictions, the impact of the pandemic on economic activity and whether recessionary conditions will persist, consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital, all of which remain uncertain. As a result, the magnitude and duration of the impact on our business, results of operations and financial condition cannot be determined at this time.

The automotive and commercial vehicle industries are our primary markets. The COVID-19 pandemic has significantly disrupted, and may continue to significantly disrupt, the global automotive and commercial vehicle industries and customer sales, production volumes and purchases of vehicles by end consumers. In addition, the spread of COVID-19 has created a significant disruption in the manufacturing, delivery and overall supply chain of automobile and commercial vehicle manufacturers and suppliers. Further, the COVID-19 pandemic resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in calendar 2020, which impacted our sales volumes. Although automotive and commercial vehicle production has resumed, customer sales and production volumes may significantly decrease or may be very volatile due to global economic impacts and uncertainties. At the end of our third quarter of fiscal 2021, many automotive companies announced a slowdown in their production schedules due to the worldwide semiconductor shortage.

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

Supply chain disruptions, including the current semiconductor and resin shortages, could be materially adverse to our operations, profitability and results of operations.

The significant vehicle production slowdown in our first quarter of fiscal 2021 as a result of COVID-19  was followed by increased consumer demand and accelerated vehicle production schedules in our second and third quarters of fiscal 2021. This surge in demand led to a worldwide semiconductor supply shortage in early calendar 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the automotive industry.  In addition, the recent storms in the Gulf Coast caused outages, closures and damages at several petrochemical facilities that are expected to disrupt the supply chains for several products, including resins.  If such shortages of semiconductors, resins or other critical components continue, or worsen, it could impact our ability to meet our production schedules for some of our key products or to ship such products to our customers in a timely fashion.

Additionally, our customers’ production schedules could be impacted by these shortages, which could result in reduced sales of our products.  Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2020)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.1	Inline XBRL Instance
101.2	Inline XBRL Taxonomy Extension Schema Document
101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.4	Inline XBRL Taxonomy Extension Label Linkbase Document
101.5	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.6	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended January 30, 2021, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 4, 2021