Form 10-K
period 2021-05-01
METHODE ELECTRONICS INC
filed 2021-06-24
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2021

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

The aggregate market value of common stock, $0.50 par value, held by non-affiliates of the Registrant on October 31, 2020, based upon the closing price on that date as reported by the New York Stock Exchange, was $0.8 billion.

Registrant had 38,302,350 shares of common stock, $0.50 par value, outstanding as of June 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 annual shareholders' meeting to be held on September 15, 2021 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.

FORM 10-K

PART I

As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“this Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or our strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	Impact from pandemics, such as the COVID-19 pandemic;
•	Dependence on the automotive and commercial vehicle industries;
•	Dependence on our supply chain, including semiconductor suppliers;
•	Dependence on a small number of large customers, including two large automotive customers;
•	Dependence on the availability and price of materials;
•	Failure to attract and retain qualified personnel;
•	Timing, quality and cost of new program launches;
•	Risks related to conducting global operations;
•	Ability to compete effectively;
•	Investment in programs prior to the recognition of revenue;
•	Ability to withstand pricing pressures, including price reductions;
•	Impact from production delays or cancelled orders;
•	Ability to successfully benefit from acquisitions and divestitures;
•	Ability to withstand business interruptions;
•	Breaches to our information technology systems;
•	Ability to keep pace with rapid technological changes;
•	Ability to protect our intellectual property;
•	Costs associated with environmental, health and safety regulations;
•	International trade disputes resulting in tariffs and our ability to mitigate tariffs;
•	Impact from climate change and related regulations;
•	Ability to avoid design or manufacturing defects;
•	Recognition of goodwill and long-lived asset impairment charges;
•	Ability to manage our debt levels and any restrictions thereunder;
•	Currency fluctuations;
•	Income tax rate fluctuations;
•	Judgments related to accounting for tax positions;
•	Adjustments to compensation expense for performance-based awards;
•	Timing and magnitude of costs associated with restructuring activities; and
•	Impact to interest expense from the replacement or modification of LIBOR.

Additional details and factors are discussed under the caption “Risk Factors” in this Annual Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaims any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 1. Business

Description of Business

We are a leading global supplier of custom engineered solutions with sales, engineering and manufacturing locations in North America, Europe, Middle East and Asia. We design, engineer and produce mechatronic products for Original Equipment Manufacturers (“OEMs”) utilizing our broad range of technologies for user interface, light-emitting diode (“LED”) lighting system, power distribution and sensor applications.

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, consumer appliance and medical devices. Our business is managed on a segment basis, with those segments being Automotive, Industrial, Interface and Medical.

Fiscal Year

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2021 ended on May 1, 2021 and fiscal 2019 ended on April 27, 2019, which represented 52 weeks of results for each year. Fiscal 2020 ended on May 2, 2020, which represented 53 weeks of results.

Impact of the COVID-19 Pandemic

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created significant volatility and disruptions to capital and credit markets in the global financial markets. We began to see the impacts of the COVID-19 pandemic at the beginning of our fourth quarter of fiscal 2020 at our China manufacturing facilities, which were initially closed after the Chinese New Year. Our manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to our business from the COVID-19 pandemic began in mid-March 2020, as our operations in North America and Europe were adversely impacted by many of our customers suspending their manufacturing operations due to the COVID-19 pandemic. In the first quarter of fiscal 2021, our operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization, thus impacting our results of operations during the first quarter of fiscal 2021. In the second quarter of fiscal 2021, production levels in North America and Europe returned to pre-COVID levels as a result of increased demand from customers and continued for the remainder of fiscal 2021. However, towards the end of our third quarter of fiscal 2021, many automotive companies announced a slowdown in their production schedules due to a worldwide semiconductor supply shortage. The semiconductor supply shortage is impacting our supply chain and our ability to meet demand at some of our customers as well. We expect this semiconductor shortage will impact our operating results and financial condition in fiscal 2022.

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
•

enhanced cleaning and disinfection procedures at our facilities, temperature checks for our workers before they enter our manufacturing facilities, the requirement to wear masks, promotion of social distancing at our facilities and requirements for employees to work from home where possible;

•	deferral of discretionary spending; and
•

the March 2020 draw-down of $100.0 million under our revolving credit facility, which was repaid in full in the third quarter of fiscal 2021. The initial draw-down was as a precautionary measure in order to increase our cash position and preserve financial flexibility.

In fiscal 2021, we continued to focus on effectively managing the unprecedented challenges and uncertainties of the pandemic on a global basis. As our operations resumed, management prioritized the health and safety of our employees and their families. We adopted numerous safety procedures at our 34 global facilities, including hygiene and disinfection protocols, testing and contact tracing, social distancing and wearing personal protective equipment (“PPE”). We implemented the sharing of best practices throughout our global facilities, resulting in effective and standardized safety guidelines and procedures, updated on a regular basis, promoting the health and safety of our employees.

Management evaluated and redesigned our staffing requirements and structures to reflect the ongoing impact of the pandemic on our business and operations. Among other actions, management successfully implemented several important business consolidations and successfully managed pandemic-related labor issues at our facilities in Mexico. We implemented processes to continuously monitor and strengthen our supply chain to proactively mitigate potential disruptions due to the pandemic. Management also instituted elevated procedures and practices to successfully manage liquidity, cash, accounts receivable, accounts payable, capital expenditures and indebtedness during the pandemic.

In addition, we initiated certain restructuring actions in fiscal 2021 to rationalize our operations, lower our costs and improve financial performance and long-term cash flow generation. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In fiscal 2021, we recognized $8.2 million of restructuring costs. We may take additional restructuring actions in future periods based upon market conditions and industry trends.

Operating Segments

Our business is managed, and our financial results are reported, based on the following four segments: Automotive, Industrial, Interface and Medical. See Note 15, “Segment Information and Geographic Area Information” to our consolidated financial statements in this Annual Report for further information.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames, LED-based lighting, and sensors which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Industrial segment manufactures external lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current low-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, cloud computing, commercial vehicles, industrial, military, power conversion and transportation.

The Interface segment provides a variety of copper based transceivers and related accessories for the cloud computing hardware equipment and telecommunications broadband equipment markets, user interface solutions for the appliance, commercial food service, and point-of-sale equipment markets, and fluid-level sensors for the marine/recreational vehicle and sump pump markets.

The Medical segment is made up of our medical device business, Dabir Surfaces, Inc. (“Dabir Surfaces”), our surface support technology aimed at pressure injury prevention. Dabir Surfaces has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Automotive	69.4%	69.5%	73.4%
Industrial	24.6%	24.6%	20.7%
Interface	5.7%	5.7%	5.8%
Medical	0.3%	0.2%	0.1%

Sales and Marketing

The majority of our sales activities are directed by sales managers who are supported by field application engineers and other technical personnel who work with customers to design our products into their systems. Our field application engineers also help us identify emerging markets and new products. Our products are primarily sold through our in-house sales staff. We also utilize independent manufacturers’ representatives with offices throughout the world. Information about our sales and operations in different geographic regions is summarized in Note 15, “Segment Information and Geographic Area Information” to our consolidated financial statements in this Annual Report. Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

Sources and Availability of Materials

The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, LED displays, plastic molding resins, capacitors and resistors, precious metals, and silicon die castings. All of these items are available from several suppliers and we generally rely on more than one supplier for each item.

Intellectual Property

We generally rely on patents, trade secrets, trademarks, licenses, and non-disclosure agreements to protect our intellectual property and proprietary products. We have been granted a number of patents in the U.S., Europe and Asia and have additional domestic and international patent applications pending related to our products. Our existing patents expire on various dates between 2022 and 2041. We seek patents in order to protect our interest in unique and critical products and technologies, including our field-effect touch technology, magneto-elastic torque/force sensing, current sensing, displacement sensing, medical devices and radio-type products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

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

Major Customers

During fiscal 2021, shipments to General Motors Corporation (“GM”) and Ford Motor Company (“Ford”), or their tiered suppliers, represented 27.5% and 8.8%, respectively, of consolidated net sales. In general, these sales were for component parts used in particular vehicle models of the OEMs. Typically, our GM and Ford supply arrangements for each component part include a blanket purchase order and production releases. In general, a blanket purchase order is issued for each GM or Ford part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply GM or Ford the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Both GM and Ford order parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various GM or Ford plants and include information regarding part quantities and delivery specifications.

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. For many of our OEM customers, especially in the automotive and commercial vehicle markets, we have long-term supply arrangements where there is an expectation that we will supply products in future periods, however these arrangements do not necessarily constitute firm orders and these OEM customers are not required to purchase any minimum amount of products from us. Firm orders are generally limited to authorized customer purchase orders which are typically based on customer release schedules. We fulfill these purchase orders as promptly as possible. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved. Accordingly, backlog at any given time might not be a meaningful indicator of future revenue.

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

Research and Development

We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes. Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of costs of products sold on our consolidated statements of income. Expenditures for such activities amounted to $37.1 million for fiscal 2021, $34.9 million for fiscal 2020 and $41.2 million for fiscal 2019.

Government Regulations

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, environmental, export controls, business acquisitions, consumer and data protection, employee health and safety, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” in this Annual Report for a discussion of these potential impacts.

Human Capital

As of May 1, 2021, we employed approximately 7,200 employees worldwide, substantially all of whom were employed full time with approximately 94% of these employees located outside the U.S. Our U.S. employees are not subject to any collective bargaining agreements although certain international employees are covered by national or local labor agreements.

Our corporate culture is committed to doing business with integrity, teamwork, and performance excellence. Our management team and all our employees are expected to exhibit the principles of fairness, honesty, and integrity in the actions we undertake. Our employees must adhere to our Code of Conduct that addresses topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets and protecting confidential information. Our employees participate in annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or unethical actions.

Talent Acquisition, Development and Succession Planning

Our talent strategy is focused on attracting the best talent, recognizing, and rewarding their performance while continually developing, engaging, and retaining them. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. When we hire new employees, we focus not just on the skills required for current positions, but the ever-changing complex skills and competencies that will be required as we move forward.

We have a global talent review and succession planning process designed to align our talent plans with the current and future strategies of the business. This includes the identification of key positions, assessment of internal talent and potential successors and plans for talent development. Our teams meet with leaders and team members across the company to develop action plans and goals focused on both personal and professional development.

Diversity and Inclusion

As highlighted in our Diversity & Inclusion Statement, we believe that diversity and inclusion are business imperatives that will enable us to build and empower our future workforce. We strive to maintain a diverse and inclusive workforce that reflects our global customer base and the communities that we serve. We embrace the diversity of our employees, including their unique backgrounds, experiences, thoughts, and talents. Employees are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We also strive for diversity in leadership, which has the power to drive innovation and to encompass a wide variety of perspectives in company decision-making. We believe that diversity and inclusion will make us a more desirable workplace and will lead to improved business performance.

Health and Safety

The success of our business is fundamentally connected to the well-being of our employees. We maintain a work environment with a safety culture grounded on the premise of eliminating workplace incidents, risks, and hazards. We have created and implemented processes to help eliminate safety events and reduce their frequency and severity. The safety of our employees is a top priority and vital to our success. Our employees are regularly trained on safety-related topics and we monitor and measure our effectiveness at all our locations.

It is always a top priority, but in fiscal 2021 employee health and safety were of paramount importance due to the COVID-19 global pandemic. Where feasible, employees worked from home during fiscal 2021. For jobs that could not be done remotely, extensive safety measures were implemented, including equipping employees with PPE, temperature and health screenings, distanced workstations, plexiglass barriers, enhanced cleaning, and disinfection protocols, contact tracing when needed, published Safe Workplace Guidelines, employee training, and instituting other measures aimed at minimizing the transmission of COVID-19 while sustaining production and related services. Our safety measures are aligned with the recommendations of U.S. and global health organizations and have continued into fiscal 2022.

Benefits and Compensation

As part of our efforts to attract and motivate our employees, we offer competitive compensation and benefits that may vary by region and employee-type. We provide compensation packages that include base salary/wages, and short and long-term incentives. We also provide employee benefits such as life, disability, and health (medical, dental, and vision) insurance, a 401(k) plan with a company match, paid time off, tuition reimbursement, military leave, and holiday pay. We believe those benefits are competitive within our industry.

The Human Resources function at Methode is an active and visible partner to the business at all levels. Our Chief Human Resources Officer reports directly to the Chief Executive Officer and interacts frequently with our Board of Directors. In fiscal 2022, our human capital focus will be on employee health and safety, employee and leadership development, and communications.

Available Information

Through our internet website at www.methode.com, we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Also posted on our website are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy, Insider Trading Policy, Diversity & Inclusion Statement and the charters of the Audit Committee, Compensation Committee, Medical Products Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631, Attention: Investor Relations Department. The references in this Annual Report to our website address or any third party’s website address, including but not limited to the SEC’s website, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report.

Operational and Industry Risks

The COVID-19 pandemic has adversely affected our business, financial condition and results of operations. The extent of the effects of the COVID-19 pandemic on our business depends on future events that continue to be highly uncertain and beyond our control.

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and created significant volatility and disruption of financial markets. The continued volatility of the global economy adversely affected our results of operations for fiscal 2021, and we are currently unable to quantify the full and long-term impact of the pandemic on our business, financial condition and results of operations. The extent of the impact on our business will depend on a number of evolving factors, all of which remain uncertain, including the duration and spread of the pandemic, actions taken by governmental authorities to restrict business operations and social activity and impose travel restrictions, shifting consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital.

We have implemented numerous actions in order to effectively manage the unprecedented challenges and uncertainties of the COVID-19 pandemic on a global basis, such as implementing new workplace hygiene and disinfection protocols, redesigning production processes, leveraging our global purchasing power to secure PPE for our entire workforce, adopting processes to continuously monitor and strengthen our supply chain and consolidating operations. We may be required to take additional actions in response to evolving conditions, such as renewed travel restrictions, quarantine and stay-at-home orders, as well as uncertainty regarding the widespread availability and adoption of vaccines. A prolonged extension of the disruptions resulting directly or indirectly from the COVID-19 pandemic could have a material adverse impact on our business, financial condition and results of operations

The COVID-19 pandemic and the ongoing measures to reduce its spread may also impact many of our other risk factors discussed in this Annual Report on Form 10-K, including customer demand, supply chain disruptions, availability of financing sources and risks of international operations. The ultimate significance of the COVID-19 pandemic on our business will depend on events that are beyond our control and that we cannot predict. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and results of operations.

We are susceptible to trends and factors affecting the automotive and commercial vehicle industries.

We derive a substantial portion of our revenues from customers in the automotive and commercial vehicle industries. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Any adverse occurrence, including industry slowdowns, recession, rising interest rates, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances or work stoppages, that results in a significant decline in sales volumes in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has significantly disrupted, and may continue to significantly disrupt, the global automotive and commercial vehicle industries and customer sales, production volumes and purchases of vehicles by consumers. In addition, the spread of COVID-19 has created a significant disruption in the manufacturing operations, delivery systems and overall supply chains of automobile and commercial vehicle manufacturers and suppliers. Further, the COVID-19 pandemic resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in fiscal 2021, which impacted our sales volumes. Although automotive and commercial vehicle production has resumed, customer sales and production volumes may significantly decrease or may be very volatile due to supply chain issues or other global economic impacts and uncertainties which could materially adversely affect our business, financial condition and results of operations.

The inability of our supply chain, or the supply chain of our customers, to deliver key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.

Our products contain a significant number of components that we source globally. If our supply chain fails to deliver products to us, or to our customers, in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules or could incur significant additional expenses for expedited freight and other related costs. Similarly, many of our customers are dependent on an ever-greater number of global suppliers to manufacture their products. These global supply chains have been, and may continue to be, adversely impacted by events outside of our control, including macroeconomic events, trade restrictions, economic recessions, political crises, labor relations issues, liquidity constraints, or natural occurrences, such as the ongoing disruptions from the COVID-19 pandemic. Any significant disruptions to such supply chains could materially adversely affect our business, financial condition and results of operations.

Many of the industries we supply, including the automotive and commercial vehicle industries, are reliant on semiconductors. Globally, there is an ongoing significant shortage of semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. There is significant competition within the automotive and commercial vehicle supply chains and with other industries to satisfy current and near-term requirements for semiconductors. We have and will continue to work closely with our suppliers and customers to minimize any potential adverse impacts of the semiconductor supply shortage and monitor the availability of semiconductor microchips and other component parts and raw materials, customer production schedules and any other supply chain inefficiencies that may arise. However, if we are not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our business, financial condition and results of operations.

The loss or insolvency of either of our major customers, or a significant decline in the volume of products purchased by these customers, would adversely affect our future results.

During fiscal 2021, sales to GM and Ford, or their tiered suppliers, represented 27.5% and 8.8%, respectively, of our consolidated net sales. The sales to GM primarily consisted of integrated center consoles produced for use in light trucks and SUV’s. The sales to Ford consist of ambient lighting, overhead consoles and other integrated modules, including control panels, for a variety of models. The arrangements with these customers generally provide for supplying the customers’ requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. The loss of a GM or Ford supply arrangement for a particular model or product or a significant decrease in production volumes for one or more of these products could have a material adverse impact on our business, financial condition and results of operations. We also compete to supply products for successor models and are subject to the risk that GM or Ford will not select us to produce products on any such successor model, which could have a material adverse impact on our business, financial condition and results of operations.

We are dependent on the availability and price of raw materials.

We require substantial amounts of materials, including application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, extrusions, glass, LED displays, plastic molding materials, precious metals, silicon die castings and wire. The availability and prices of materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, supply chain disruptions, changes in exchange rates and worldwide price levels. Any change in the availability of, lead times for, or price for, these materials could materially adversely affect our business, financial condition and results of operations.

Our inability to attract or retain key employees and a highly skilled workforce may have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued contributions of our executive officers and other key employees, many of whom have many years of experience with us and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lost the services of our executive officers or our other highly qualified and experienced employees or cannot attract and retain other qualified personnel, our business could suffer due to less effective management or less successful products due to a reduced ability to design, manufacture and market our products.

Our inability, or our customers’ inability, to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.

In connection with the awarding of new business, we obligate ourselves to deliver new products that are subject to our customers' timing, performance and quality demands. Additionally, we must effectively coordinate the activities of numerous suppliers and our and our customers’ personnel in order for the program launches of certain of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new products. Our inability, or our customers' inability, to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition and results of operations.

The global nature of our operations subjects us to political, economic and social risks that could adversely affect our business, financial condition and results of operations.

Sales to customers outside of the U.S. represented a substantial portion of our fiscal 2021 net sales. We expect our net sales in international markets to continue to represent a significant portion of our consolidated net sales. In addition, we have significant personnel, property, equipment and operations in a number of countries outside of the U.S., including Belgium, Canada, China, Egypt, India, Malta, Mexico, the Netherlands and the United Kingdom. As of May 1, 2021, approximately 94% of our employees were located outside of the U.S. Our international operations subject us to a variety of political, economic, social and other risks, including:

•	differing labor regulations and practices, including various minimum wage regulations;
•	changes in government policies, regulatory requirements and laws, including taxes, impacting our ability to manufacture, purchase or sell our products;
•	fluctuations in currency exchange rates;
•	political and economic instability (including changes in leadership and acts of terrorism and outbreaks of war);
•	longer customer payment cycles and difficulty collecting accounts receivable;
•	export duties, import controls, tariffs, and trade barriers (including quotas, sanctions and border taxes);
•	governmental restrictions on the transfer of funds, including U.S. restrictions on the amount of cash that can be transferred to the U.S. without taxes or penalties;
•	differing protections for our intellectual property;
•

differing requirements under the various anti-bribery and anti-corruption regulations, including to the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law;

•	coordinating communications and logistics across geographic distances and multiple time zones; and
•	risk of governmental expropriation of our property.

Many of the laws and regulations listed above are complex and often difficult to interpret and violations could result in significant criminal penalties or sanctions. Any of these factors may have an adverse effect on our international operations which could have a material adverse effect on our business, financial condition and results of operations.

Our businesses and the markets in which we operate are highly competitive. If we are unable to compete effectively, our sales and profitability could decline.

The markets in which we operate are highly competitive. We compete with a large number of other manufacturers in each of our product areas and many of these competitors have greater resources and sales. Price, service and product performance are significant elements of competition in the sale of our products. Competition may intensify further if more companies enter the markets in which we operate. Our failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to market our automotive and commercial vehicle products is subject to a lengthy sales cycle, which requires significant investment prior to reporting significant sales revenues, and there is no assurance that our products will be implemented in any particular vehicle.

The sales cycles for our automotive and commercial vehicle products are lengthy because the manufacturers must develop high degrees of assurance that the products they buy will meet their needs, interface correctly with the other parts of a vehicle and with the manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. While we currently have active development programs with various OEMs for a variety of our products, no assurance can be given that our products will be implemented in any particular vehicles. If our products are not selected after a lengthy development process, our business, financial condition and results of operations could be adversely affected.

Future price reductions and increased quality standards may reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our supply arrangements with our customers typically require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the arrangement and may require us to meet certain productivity and cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these orders may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. However, cost overruns that we cannot pass on to our customers could adversely affect our business, financial condition and results of operations.

Certain of our customers have exerted and continue to exert considerable pressure on us to reduce prices and costs, improve quality and provide additional design and engineering capabilities. We may be unable to generate sufficient production cost savings in the future to offset required price reductions. Future price reductions, increased quality standards and additional engineering capabilities may reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our customers may cancel their orders, change production quantities or locations or delay production.

We generally receive volume estimates, but not firm volume commitments from our customers, and may experience reduced or extended lead times in customer orders. Customers may cancel orders, change production quantities and delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a number of customers may harm our results of operations by reducing the volumes of products we manufacture and sell, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders, or by reducing our asset utilization, resulting in lower profitability.

In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements. Changes in demand for our customers’ products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for our products or our customers’ products. We often increase staffing and capacity and incur other expenses to meet the anticipated demand of our customers. On occasion, customers may require rapid increases in production, which may stress our resources. Any significant decrease or delay in customer orders could have a material adverse effect on our business, financial condition and results of operations.

Our inability to capitalize on prior or future acquisitions or any decision to strategically divest one or more current businesses may adversely affect our business, financial condition and results of operations.

We have completed acquisitions and divestitures in the past and we intend to continue to seek acquisitions to grow our businesses and may divest operations to focus on our core businesses. We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss.

The success of our acquisitions depends on our ability to:

•	execute the integration or consolidation of the acquired operations into our existing businesses;
•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures;
•	retain key personnel and key customers;
•	identify and take advantage of cost reduction opportunities; and
•	further penetrate new and existing markets with the product capabilities we may acquire.

Integration of acquisitions may take longer than we expect and may never be achieved to the extent originally anticipated. Acquisitions may also increase our debt levels. This could result in lower than expected business growth or higher than anticipated costs. In addition, acquisitions or strategic divestitures may:

•	cause a disruption in our ongoing business;
•	cause dilution of our common stock;
•	distract our management from other ongoing business concerns; or
•	unduly burden other resources in our company.

Our profitability will suffer if we are unable to successfully integrate an acquisition, if the acquisition does not further our business strategy as we expected or if we do not achieve sufficient revenue to offset the increased expenses associated with any acquisition. We may overpay for, or otherwise not realize the expected return on, our investments, which could adversely affect our operating results and potentially cause impairments to assets that we record as a part of an acquisition including intangible assets and goodwill.

A catastrophic event or other significant business interruption at any of our facilities could adversely affect our business, financial condition and results of operations.

Weather conditions, natural disasters or other catastrophic events could cause significant disruptions at our manufacturing facilities or those of our major suppliers or customers. In such event, losses could be incurred and significant recovery time could be required to resume operations and our business, financial condition and results of operations could be materially adversely affected.

War, terrorism, geopolitical uncertainties, public health issues (such as the COVID-19 pandemic), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers. Should major public health issues, including pandemics, arise, we could be negatively affected by shutdowns, shelter in place orders, more stringent travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. Any such business interruptions could materially affect our business, financial condition and results of operation.

Technology and Intellectual Property Risks

Our operations could be negatively impacted by IT service interruptions, data corruption or misuse, cyber-based attacks, or network security breaches.

We face certain security threats relating to the confidentiality and integrity of our information technology (“IT”) systems. Despite implementation of security measures, our IT systems may be vulnerable to damage from computer viruses, cyber-attacks and other unauthorized access, and these security breaches could result in a disruption to our operations. A material network breach of our IT systems could involve the theft of our and our customers' intellectual property or trade secrets which may be used by competitors to develop competing products. To the extent that any security breach results in a loss or damage to data, or inappropriate disclosure of confidential or proprietary information, it could cause significant damage to our reputation, affect our customer relations, lead to claims against us, increase our costs to protect against future damage and could result in a material adverse effect on our business, financial condition and results of operations.

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the U.S. and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly changing nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance it will be sufficient to cover any such liability.

In particular, the General Data Privacy Regulation (“GDPR”) of the European Union creates a range of compliance obligations applicable to the collection, use, retention, security, processing and transfer of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to countries such as the U.S., enhances enforcement authority and imposes large penalties for noncompliance.

We may be unable to keep pace with rapid technological changes, which could adversely affect our business, financial condition and results of operations.

The technologies relating to some of our products have undergone, and are continuing to undergo, rapid and significant changes. Specifically, end-markets for electronic components and assemblies are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. These changes could render our existing products unmarketable before we can recover any or all of our research, development and other expenses. Furthermore, the life cycles of our products vary, may change and are sometimes difficult to estimate. If we are unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our competitive position and results of operations may be adversely impacted.

We have numerous U.S. and foreign patents, trade secrets and license agreements covering certain of our products and manufacturing processes. Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the U.S. and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued. The loss of certain patents and trade secrets could adversely affect our sales, margins or profitability.

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

Legal, Regulatory and Compliance Risks

We are subject to government regulations, including environmental, health, and safety laws and regulations, that expose us to potential financial liability.

Our operations are regulated by a number of federal, state, local and international government regulations, including those pertaining to environmental, health, and safety (“EHS”) that govern, among other things, air and water emissions, worker protection, and the handling, storage and disposal of hazardous materials. If we violate EHS laws and regulations, we could be liable for substantial fines, penalties, and costs of mandated remedial actions. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and results of operations. EHS laws and regulations have generally become more stringent over time and could continue to do so in response to climate change concerns, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially adversely affect our business, financial condition and results of operations.

We operate our business on a global basis and changes to trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

We manufacture and sell our products globally and rely on a global supply chain to deliver the required raw materials, components, and parts, as well as the final products to our customers. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China, Egypt and Mexico, could have a material adverse effect on our business, financial condition and operating results. For instance, beginning in 2018, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive and commercial vehicle industries, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs and other regulatory actions could materially affect our business, including in the form of an increase in cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.

Climate change and climate change regulations could adversely impact our business and results of operation.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. These regulations or standards could mandate more restrictive requirements, such as stricter limits on greenhouse gas emissions and production of single use plastics. In addition, the risks of climate change may impact manufacturing, product demand, the availability and cost of materials and natural resources, and sources and supply of energy, and could increase insurance and other operating costs. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon us, our operations or products, or our operations are disrupted due to physical impacts of climate change, our business, financial condition and results of operations could be materially adversely affected.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to a variety of factors, including design or manufacturing errors, component failure or counterfeit parts. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects or recalls and the costs of such claims, including costs of defense and settlement, may exceed our available coverage. Any such product defects or product liability claims could materially adversely affect our business, financial condition and results of operations.

Financial Risks

We have significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on our financial condition and results of operations.

A significant portion of our long-term assets consists of goodwill and long-lived assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite long-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.

We have incurred indebtedness and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

Our primary sources of liquidity are cash generated from operations and availability under our revolving credit facility. Our senior unsecured credit agreement consists of a $200.0 million revolving credit facility and a $250.0 million term loan. As of May 1, 2021, $228.6 million in principal was outstanding under these financing arrangements and we had $190.1 million of availability remaining under the revolving credit facility. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. The senior unsecured credit agreement provides for variable rates of interest based on the type of borrowing and our debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

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

A significant fluctuation between the U.S. dollar and other currencies could adversely impact our business, results of operations and financial condition.

We transact business in various foreign countries. We present our consolidated financial statements in U.S. dollars, but a portion of our revenues and expenditures are transacted in other currencies. As a result, we are exposed to fluctuations in foreign currencies. Additionally, we have currency fluctuation exposure arising from funds held in local currencies in foreign countries. Volatility in the exchange rates between the foreign currencies and the U.S. dollar could have an adverse effect on our business, financial condition and results of operations.

Changes in our effective tax rate may adversely impact our results of operations.

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of tax returns;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill and long-lived assets;
•	changes in available tax credits;
•	changes in tax laws or interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses; and
•	changes in U.S. generally accepted accounting principles (“GAAP”).

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

Performance-based awards under our long-term incentive plan may require significant adjustments to compensation expense which could have a material adverse impact on our results of operations.

Compensation expense for the performance-based restricted stock awards (“RSAs”) and performance units (“Performance Units”) recently awarded under our five-year long-term incentive program will be recognized over the vesting period based on the projected probability of achieving the relevant performance goals for fiscal 2025. As of May 1, 2021, we have not recorded any compensation expense for the RSAs or the Performance Units based on the probability assessment required under the accounting rules and regulations. Each quarter, we will assess the probability of vesting for the RSAs and the Performance Units and will adjust the compensation expense as necessary. At such time, we may be required to record compensation expense relating to prior periods, and such compensation expense adjustment could be material to our results of operation.

Reorganization activities may lead to additional costs and material adverse effects.

In the past, we have taken actions to restructure and optimize our production and manufacturing capabilities and efficiencies through relocations, consolidations, facility closings or asset sales. In the future, we may take additional restructuring actions including the consolidating, closing or selling of additional facilities. These actions could result in impairment charges and various charges for such items as idle capacity, disposition costs and severance costs, in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect on our business, financial condition and results of operations.

The replacement or modification of LIBOR as a reference rate could increase our interest expense in the future.

The London Inter-Bank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. LIBOR is currently used as the reference rate on our senior unsecured credit agreement, which matures in September 2023. Currently, no replacement rate has been identified. The transition from or modification of LIBOR could result in higher interest expense than has historically been recognized.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois. As of May 1, 2021, we leased or owned 34 operating facilities. We believe our space is in good condition and adequate to meet our current and reasonably anticipated future needs. The following table provides details regarding our significant properties as of May 1, 2021:

Location	Segment(s)	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Automotive	Manufacturing and Warehousing	Owned	124,000
Dongguan, China	Automotive and Industrial	Manufacturing	Leased	197,000
Shanghai, China	Automotive and Industrial	Manufacturing	Leased	194,000
Cairo, Egypt	Automotive and Industrial	Manufacturing	Leased	264,000
Mriehel, Malta	Automotive and Industrial	Manufacturing	Leased	299,000
Monterrey, Mexico	Automotive, Industrial and Interface	Manufacturing	Leased	292,000
Santa Catarina Nuevo Léon, Mexico	Automotive	Manufacturing	Leased	128,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	65	Chief Executive Officer since 2004 and President and Director since 2001.
Ronald L.G. Tsoumas	60	Chief Financial Officer of the Company since 2018; prior thereto, served as Controller of the Company from 2007 to 2018.
Andrea J. Barry	58	Chief Human Resources Officer of the Company since 2017; prior thereto, served as CHRO for Wirtz Beverage Group from 2013 to 2016.
Timothy R. Glandon	57	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.
Joseph E. Khoury	57	Chief Operating Officer of the Company since 2018; prior thereto, served as Senior Vice President since 2015, and as Vice President and General Manager of European Operations from 2004 to 2015.
Kevin M. Martin	55

Vice President, North America since 2020; prior thereto, Vice President and General Manager, North America Auto, from 2019 to 2020, General Manager, North America Auto in 2018, and Director of Sales, North America Auto from 2014 to 2017.

Anil V. Shetty	55	President, Dabir Surfaces since 2018; prior thereto, Vice President and General Manager, Asia, from 2015, and Executive Managing Director, Asia from 2011 to 2015.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MEI”. As of June 17, 2021, we had 382 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

Dividends

While we currently expect that quarterly cash dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations and liquidity position.

Issuer Purchases of Equity Securities

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock, expiring on March 31, 2023. Purchases under this program may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In fiscal 2021, we purchased and retired $7.5 million of common stock.

The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended May 1, 2021:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
January 31, 2021 to February 27, 2021	-	$-	-	$-
February 28, 2021 to April 3, 2021	-	$-	-	$-
April 4, 2021 to May 1, 2021	167,949	$44.66	167,949	$92.5
Total fiscal 2021 fourth quarter	167,949	$44.66	167,949

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for certain information relating to our equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning April 30, 2016 to May 1, 2021, as compared with that of the NYSE Composite Index (“NYSE Index”), our Fiscal 2020 Peer Group and our Fiscal 2021 Peer Group. We have assumed that dividends have been reinvested and that $100 was invested on April 30, 2016. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

	April 30,	April 29,	April 28,	April 27,	May 2,	May 1,
Company/Index	2016	2017	2018	2019	2020	2021

Methode Electronics, Inc.	$100.00	$151.27	$139.03	$102.04	$100.68	$160.55
NYSE Index	100.00	114.89	128.11	139.78	124.33	186.97
Fiscal 2021 Peer Group	100.00	139.25	145.62	146.43	116.09	197.20
Fiscal 2020 Peer Group	100.00	142.85	141.50	158.89	121.71	199.13

The Fiscal 2021 Peer Group consists of the following fifteen public companies:

Belden Corporation	Gentherm Incorporated	OSI Systems, Inc.
Benchmark Electronics, Inc.	Kemet Corporation	Rogers Corporation
CTS Corporation	LCI Industries	Stoneridge, Inc.
Delphi Technologies PLC	Littelfuse, Inc.	TTM Technologies, Inc.
Franklin Electric Company, Inc.	MTS Systems Corporation	Visteon Corporation

The Compensation Committee of the Board of Directors reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. In fiscal 2021, the Compensation Committee added Delphi Technologies PLC and Visteon Corporation and removed Dorman Products, Inc. and Standard Motor Products, Inc. based on our revenue, market capitalization and industry criteria for the peer group. Delphi Technologies PLC, Kemet Corporation and MTS Systems Corporation were all acquired in fiscal 2021 and were excluded from the five-year cumulative total returns.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this Annual Report. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements because of a variety of factors, including those set forth under Item 1A. “Risk Factors” of this Annual Report. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.

Overview

We are a leading global supplier of custom engineered solutions with sales, engineering and manufacturing locations in North America, Europe, Middle East and Asia. We design, engineer and produce mechatronic products for OEMs utilizing our broad range of technologies for user interface, LED lighting system, power distribution and sensor applications.

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, consumer appliance and medical devices. Our business is managed on a segment basis, with those segments being Automotive, Industrial, Interface and Medical. For more information regarding the business and products of these segments, see “Item 1. Business” of this Annual Report.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing efficiencies and increased freight costs due to global capacity constraints. We expect that the global health crisis caused by the COVID-19 pandemic will continue to negatively impact our business and results of operations for the foreseeable future. The extent of the impact will depend on a number of evolving and uncertain factors, including the duration and spread of COVID-19 (and its variants), the rate of vaccinations, actions taken by governmental authorities to further restrict business operations and social activity and impose travel restrictions, shifting consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital.

Restructuring actions

As a result of the COVID-19 pandemic, we initiated certain restructuring actions in fiscal 2021 to rationalize our operations, lower our costs and improve financial performance and long-term cash flow generation. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In fiscal 2021, we recognized $8.2 million of restructuring costs. We may take additional restructuring actions in future periods based upon market conditions and industry trends.

Results of Operations

We maintain our financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. For fiscal 2021 and fiscal 2019, our accounting period included 52 weeks and ended on May 1, 2021 and April 27, 2019, respectively. For fiscal 2020, our accounting period included 53 weeks and ended on May 2, 2020. The following discussions of comparative results among periods should be reviewed in this context.

A detailed comparison of our results of operations between fiscal 2020 and fiscal 2019 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on June 30, 2020.

The table below compares our results of operations between fiscal 2021 and fiscal 2020:

	Fiscal Year Ended
	May 1, 2021		May 2, 2020		Net Change	Net Change
(in millions)	(52 Weeks)		(53 Weeks)		($)	(%)
Net sales	$1,088.0	100.0%	$1,023.9	100.0%	$64.1	6.3%
Cost of products sold	813.9	74.8%	741.0	72.4%	72.9	9.8%
Gross profit	274.1	25.2%	282.9	27.6%	(8.8)	(3.1)%
Selling and administrative expenses	126.9	11.7%	116.8	11.4%	10.1	8.6%
Amortization of intangibles	19.3	1.8%	19.0	1.9%	0.3	1.6%
Interest expense, net	5.2	0.5%	10.1	1.0%	(4.9)	(48.5)%
Other income, net	(12.2)	(1.1)%	(11.7)	(1.1)%	(0.5)	4.3%
Income tax expense	12.6	1.2%	25.3	2.5%	(12.7)	(50.2)%
Net income	$122.3	11.2%	$123.4	12.1%	$(1.1)	(0.9)%

Net sales. Net sales increased by $64.1 million, or 6.3%, to $1,088.0 million in fiscal 2021, compared to $1,023.9 million in fiscal 2020. The impact of foreign currency translation, primarily the euro and Chinese renminbi, increased net sales by $26.7 million. Excluding foreign currency translation, net sales increased by $37.4 million, primarily due to higher sales in the Automotive and Industrial segments.

Cost of products sold. Cost of products sold increased by $72.9 million, or 9.8%, to $813.9 million (74.8% of sales) in fiscal 2021, compared to $741.0 million (72.4% of sales) in fiscal 2020. The impact of foreign currency translation increased cost of products sold by $18.9 million. Excluding foreign currency translation, cost of products sold increased by $54.0 million, primarily due to higher material and operating costs and restructuring costs, partially offset by lower labor costs. Supply chain shortages and disruptions led to higher material and logistic costs. Material costs were also impacted by product sales mix. In fiscal 2021, we recognized $4.8 million of restructuring costs, compared to $0.6 million in fiscal 2020. Labor costs were lower as a result of actions taken in response to the COVID-19 pandemic.

Gross profit. Gross profit decreased by $8.8 million, or 3.1%, to $274.1 million (25.2% of sales) in fiscal 2021, compared to $282.9 million (27.6% of sales) in fiscal 2020. The impact of foreign currency translation increased gross profit by $7.8 million. Excluding foreign currency translation, gross profit decreased by $16.6 million. The decrease in gross profit margin was primarily due to higher material costs, product sales mix and restructuring costs, partially offset by lower labor costs.

Selling and administrative expenses. Selling and administrative expenses increased by $10.1 million, or 8.6%, to $126.9 million (11.7% of sales) in fiscal 2021, compared to $116.8 million (11.4% of sales) in fiscal 2020. The impact of foreign currency translation increased selling and administrative expenses by $1.7 million. Excluding foreign currency translation, selling and administrative expenses increased by $8.4 million. The increase was primarily due to higher stock-based and cash incentive compensation expenses and restructuring costs, partially offset by lower salary expense and travel expense. Cash incentive compensation expense increased by $7.1 million due to the increase in the amounts earned under our annual performance-based bonus program compared to fiscal 2020. Stock-based compensation expense increased by $6.5 million as fiscal 2020 included a $5.2 million reversal of stock-based compensation expense. For further information, see Note 13, “Shareholders Equity,” to the consolidated financial statements included in this Annual Report. In fiscal 2021, we recognized $3.4 million of restructuring costs, compared to $1.2 million in fiscal 2020. Salary expense was lower in fiscal 2021 as a result of the actions we took in response to the COVID-19 pandemic. As noted above, we implemented temporary salary reductions and four-day work weeks (which ended in the second quarter of fiscal 2021) and eliminated most business travel.

Amortization of intangibles. Amortization of intangibles increased by $0.3 million, or 1.6%, to $19.3 million in fiscal 2021, compared to $19.0 million in fiscal 2020.

Interest expense, net. Interest expense, net was $5.2 million in fiscal 2021, compared to $10.1 million in fiscal 2020. The decrease was due to a lower effective interest rate on outstanding borrowings, partially offset by higher average borrowings. Average borrowings were higher due to the precautionary $100.0 million draw-down under our revolving credit facility in March 2020, which was fully repaid in the third quarter of fiscal 2021.

Other income, net. Other income, net increased by $0.5 million to $12.2 million in fiscal 2021, compared to $11.7 million in fiscal 2020. In fiscal 2021, we received $11.1 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic. In fiscal 2020, we received $11.6 million of international government assistance, of which approximately $1.7 million related to assistance provided with respect to the COVID-19 pandemic. The remaining $9.9 million of international government grants in fiscal 2020 related to maintaining certain employment levels. In fiscal 2020, we sold assets related to a previously closed business and recognized a gain on sale of $0.5 million. In addition, net foreign exchange losses were $0.3 million in fiscal 2021, compared to $3.1 million in fiscal 2020.

Income tax expense. Income tax expense decreased by $12.7 million, or 50.2%, to $12.6 million in fiscal 2021, compared to $25.3 million in fiscal 2020. Our effective tax rate decreased to 9.3% in fiscal 2021, compared to 17.0% in fiscal 2020. The lower effective tax rate in fiscal 2021 was primarily due to discrete tax benefits recorded of $10.4 million. These discrete tax benefits included tax credits earned and research deductions claimed in foreign jurisdictions. The discrete tax benefits were partially offset by discrete tax expense of $1.6 million, resulting in a net discrete tax benefit of $8.8 million. Excluding the net discrete tax benefits, the effective tax rate would have been 15.9%. In fiscal 2020, income tax expense included discrete tax expenses of $1.5 million. Excluding the discrete tax expense, the effective tax rate would have been 15.5%.

Net income. Net income decreased by $1.1 million, or 0.9%, to $122.3 million in fiscal 2021, compared to $123.4 million in fiscal 2020. The impact of foreign currency translation increased net income by $5.4 million. Excluding foreign currency translation, net income decreased by $6.5 million as a result of the reasons described above.

Operating Segments

Automotive

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	Net Change	Net Change
(in millions)	(52 Weeks)	(53 Weeks)	($)	(%)
Net sales	$755.7	$712.1	$43.6	6.1%
Gross profit	$163.4	$178.2	$(14.8)	(8.3)%
As a percent of net sales	21.6%	25.0%
Income from operations	$107.6	$124.4	$(16.8)	(13.5)%
As a percent of net sales	14.2%	17.5%

Net sales. Automotive segment net sales increased by $43.6 million, or 6.1%, to $755.7 million in fiscal 2021, compared to $712.1 million in fiscal 2020. The impact of foreign currency translation increased net sales by $20.7 million. Excluding foreign currency translation, net sales increased by $22.9 million. Net sales decreased in North America by $29.2 million, or 6.7%, to $406.4 million in fiscal 2021, compared to $435.6 million in fiscal 2020. The decrease was due to lower electric vehicle product sales which shifted from North America to Asia and lower lighting product sales volumes. Net sales in fiscal 2020 were negatively impacted by $28.7 million due to the UAW labor strike at GM. Net sales in Europe increased by $10.2 million, or 5.0%, to $212.3 million in fiscal 2021, compared to $202.1 million in fiscal 2020. The stronger euro, relative to the U.S. dollar, increased net sales in Europe by $14.0 million. Excluding the impact of foreign currency translation, net sales in Europe decreased by $3.8 million due to lower sales volumes, primarily in the first quarter of fiscal 2021, as a result of the COVID-19 pandemic. Net sales in Asia increased by $62.6 million, or 84.1%, to $137.0 million in fiscal 2021, compared to $74.4 million in fiscal 2020. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $6.7 million. Excluding foreign currency translation, net sales in Asia increased by $55.9 million primarily due to higher electric vehicle product sales volumes which were transferred from North America, and higher lead frame and touchscreen sales volumes.

Gross profit. Automotive segment gross profit decreased by $14.8 million, or 8.3%, to $163.4 million in fiscal 2021, compared to $178.2 million in fiscal 2020. The impact of foreign currency translation increased gross profit by $5.2 million. Excluding foreign currency translation, gross profit decreased by $20.0 million. Gross profit margin decreased to 21.6% in fiscal 2021, from 25.0% in fiscal 2020. The decrease in gross profit margin was primarily due to higher material costs and restructuring actions taken in fiscal 2021. In fiscal 2021, we recognized $4.9 million of restructuring costs, compared to $0.6 million in fiscal 2020.

Income from operations. Automotive segment income from operations decreased by $16.8 million, or 13.5%, to $107.6 million in fiscal 2021, compared to $124.4 million in fiscal 2020. The impact of foreign currency translation increased automotive segment income from operations by $3.6 million. Excluding foreign currency translation, automotive segment income from operations decreased by $20.4 million, primarily due to lower gross profit.

Industrial

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	Net Change	Net Change
(in millions)	(52 Weeks)	(53 Weeks)	($)	(%)
Net sales	$267.9	$251.4	$16.5	6.6%
Gross profit	$98.1	$95.0	$3.1	3.3%
As a percent of net sales	36.6%	37.8%
Income from operations	$64.3	$59.4	$4.9	8.2%
As a percent of net sales	24.0%	23.6%

Net sales. Industrial segment net sales increased by $16.5 million, or 6.6%, to $267.9 million in fiscal 2021, compared to $251.4 million in fiscal 2020. The impact of foreign currency translation increased net sales by $6.0 million. Excluding foreign currency translation, net sales increased by $10.5 million. The increase was primarily due to higher sales volumes of electric vehicle busbar products, partially offset by lower sales volumes of commercial vehicle lighting solutions which were adversely impacted from the COVID-19 pandemic.

Gross profit. Industrial segment gross profit increased by $3.1 million, or 3.3%, to $98.1 million in fiscal 2021, compared to $95.0 million in fiscal 2020. The majority of the increase was due to favorable foreign currency translation. Gross profit margin decreased to 36.6% in fiscal 2021, from 37.8% in fiscal 2020. The decrease in gross profit margin was primarily due to the impact of the COVID-19 pandemic on commercial vehicle lighting solutions product sales. This was partially offset by higher gross profit margins from electric vehicle busbar products.

Income from operations. Industrial segment income from operations increased by $4.9 million, or 8.2%, to $64.3 million in fiscal 2021, compared to $59.4 million in fiscal 2020. The impact of foreign currency translation increased income from operations by $2.4 million. Excluding foreign currency translation, income from operations increased by $2.5 million. The increase was primarily due to lower selling and administrative costs which benefited from actions to reduce headcount and related costs as a result of the COVID-19 pandemic. This was partially offset by the recognition of $1.0 million of restructuring costs in fiscal 2021.

Interface

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	Net Change	Net Change
(in millions)	(52 Weeks)	(53 Weeks)	($)	(%)
Net sales	$61.6	$58.8	$2.8	4.8%
Gross profit	$12.3	$10.0	$2.3	23.0%
As a percent of net sales	20.0%	17.0%
Income from operations	$8.9	$5.6	$3.3	58.9%
As a percent of net sales	14.4%	9.5%

Net sales. Interface segment net sales increased by $2.8 million, or 4.8%, to $61.6 million in fiscal 2021, compared to $58.8 million in fiscal 2020. The increase was primarily due to higher sales volumes of appliance products, partially offset by lower sales volumes of legacy data solutions products.

Gross profit. Interface segment gross profit increased by $2.3 million, or 23.0%, to $12.3 million in fiscal 2021, compared to $10.0 million in fiscal 2020. Gross profit margin increased to 20.0% in fiscal 2021, from 17.0% in fiscal 2020. The increase relates to higher sales volumes of appliance products and lower operational costs.

Income from operations. Interface segment income from operations increased by $3.3 million, or 58.9%, to $8.9 million in fiscal 2021, compared to $5.6 million in fiscal 2020. The increase was primarily due to higher gross profit and lower selling and administrative expenses, partially offset by $0.7 million of restructuring costs recognized in the first quarter of fiscal 2021. Selling and administrative expenses in fiscal 2021 benefitted from restructuring actions taken in the first quarter of fiscal 2021.

Medical

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	Net Change	Net Change
(in millions)	(52 Weeks)	(53 Weeks)	($)	(%)
Net sales	$2.8	$1.6	$1.2	75.0%
Gross profit	$(0.3)	$(1.5)	$1.2	80.0%
Loss from operations	$(4.6)	$(6.0)	$1.4	23.3%

Net sales. The Medical segment had $2.8 million of net sales in fiscal 2021, compared to $1.6 million of net sales in fiscal 2020. Net sales increased due to higher product demand.

Gross profit. Medical segment gross profit was a loss of $0.3 million in fiscal 2021, compared to a loss of $1.5 million in fiscal 2020. The improvement was due to higher net sales.

Loss from operations. Medical segment loss from operations decreased by $1.4 million to $4.6 million in fiscal 2021, compared to $6.0 million in fiscal 2020. The improvement was due to higher net sales and lower selling and administrative costs.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, our liquidity position could be severely impacted.

At May 1, 2021, we had $233.2 million of cash and cash equivalents, of which $92.2 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Stock Repurchase Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of May 1, 2021, we purchased and retired 167,949 shares of our common stock for $7.5 million.

Credit Agreement

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. In March 2020, as a precautionary measure in response to the COVID-19 pandemic, we drew down $100.0 million under our revolving credit facility, which we repaid in the third quarter of fiscal 2021. As of May 1, 2021, $9.9 million in principal was outstanding under the revolving credit facility and we have $190.1 million of availability under the revolving credit facility. As of May 1, 2021, $218.7 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of May 1, 2021. For further information, see Note 10, “Debt” to the consolidated financial statements included in this Annual Report.

Borrowings under our senior unsecured credit agreement bear interest at rates equal to LIBOR plus an applicable margin. LIBOR is expected to be phased out by the end of 2021, which is before the maturity of our senior unsecured credit agreement. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our interest expense.

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

Cash Flows

	Fiscal Year Ended
	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(53 Weeks)
Operating activities:
Net income	$122.3	$123.4
Non-cash items	50.7	56.7
Changes in operating assets and liabilities	6.8	(39.5)
Net cash provided by operating activities	179.8	140.6
Net cash used in investing activities	(24.8)	(44.5)
Net cash (used in) provided by financing activities	(142.9)	41.7
Effect of exchange rate changes on cash and cash equivalents	3.8	(3.7)
Net increase in cash and cash equivalents	15.9	134.1
Cash and cash equivalents at beginning of the year	217.3	83.2
Cash and cash equivalents at end of the year	$233.2	$217.3

Operating activities

Net cash provided by operating activities increased by $39.2 million to $179.8 million in fiscal 2021, compared to $140.6 million in fiscal 2020. The increase was primarily due to cash generated from working capital. The changes in working capital was primarily due to lower inventories, prepaid expenses and other assets and higher accounts payable and other liabilities, partially offset by higher accounts receivable.

Investing activities

Net cash used in investing activities was $24.8 million in fiscal 2021, compared to $44.5 million in fiscal 2020. The activity primarily represents capital expenditures in both fiscal years.

Financing activities

Net cash used in financing activities was $142.9 million in fiscal 2021, compared to net cash provided by financing activities of $41.7 million in fiscal 2020. In fiscal 2021, we had net repayments on our borrowings of $115.2 million, which included the repayment of the $100.0 million precautionary draw-down on our revolving credit facility in March 2020. In fiscal 2020, we had net borrowings of $59.1 million. In fiscal 2021, we paid dividends of $17.4 million, compared to $16.3 million in fiscal 2020. We also initiated a stock repurchase program in fiscal 2021 and spent $6.7 million of cash for the purchase of shares.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of May 1, 2021:

	Payments Due By Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance leases	$1.0	$0.5	$0.4	$0.1	$—
Operating leases	26.6	6.9	10.5	5.3	3.9
Capital expenditure commitments	6.7	6.7	—	—	—
Debt (1)	241.6	14.9	223.2	1.0	2.5
Estimated interest on debt (2)	8.3	3.5	4.5	0.2	0.1
Deferred compensation	6.5	1.3	1.5	1.6	2.1
Total	$290.7	$33.8	$240.1	$8.2	$8.6
(1)	Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in September 2023.
(2)	Based on interest rates in effect as of May 1, 2021 (including the impact of interest rate swaps).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined under SEC rules.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in our favor. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment have been consolidated into a single appeal. That appeal is fully briefed and was argued on March 8, 2021. There is no deadline for the Court to issue a decision. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.

We incurred legal fees of $5.7 million, $5.4 million and $3.5 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses and as part of the Industrial segment.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that can affect amounts reported in the consolidated financial statements and notes. In preparing our consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. To the extent that there are differences between these estimates and actual results, our consolidated financial statements may be materially affected. Below are the estimates that we believe are critical to the understanding of our results of operations and financial condition. Other accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report.

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

Revenue associated with products which we believe have no alternative use, and where we have an enforceable right to payment, are recognized on an over time basis. Revenue is recognized based on progress to date, which is typically even over the production process through transfer of control to the customer.

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

Qualitative factors include, but are not limited to, the results of prior year fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We may also elect to proceed directly to the quantitative assessment without considering such qualitative factors.

For the quantitative assessment, we utilize a combination of the income approach and market approach to estimate the fair value of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses appropriate valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years, involve a greater degree of uncertainty.

Impairment of long-lived assets. We evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators exist, we perform an impairment analysis by comparing the undiscounted cash flows resulting from the use of the asset group to the carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset’s carrying amount over its fair value.

Income taxes. Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties.

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

Our deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We adjust these amounts to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of tax benefits is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would decrease income tax expense in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded to income tax expense in the period such determination was made.

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

New Accounting Pronouncements

For more information regarding new applicable accounting pronouncements, see Note 1, “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report.

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

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In fiscal 2021, we reported foreign currency exchange losses of approximately $0.3 million, which were primarily attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. In January 2021, we began to use foreign currency forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. The forward contracts have a maturity of less than three months and are not designated as hedging instruments. As of May 1, 2021, the notional value of these outstanding contracts was $14.8 million, and the net unrealized loss was $22 thousand. The impact of a change in the foreign currency exchange rates on our foreign currency forward contracts will generally be offset against the gain or loss from the re-measurement of the underlying balance sheet exposure.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of May 1, 2021, the cumulative net currency translation adjustments increased shareholders’ equity by $11.5 million. We have outstanding a euro denominated cross-currency swap which is treated as a net investment hedge to reduce our exposure to translational exchange risk. As of May 1, 2021, we recorded a deferred loss, net of tax, of $5.2 million related to the cross-currency swap.

Interest rate risk

We are exposed to interest rate risk on borrowings under our senior unsecured credit agreement which is based on LIBOR. As of May 1, 2021, we had $228.6 million of borrowings under our senior unsecured credit agreement. In April 2021, we began to manage our interest rate exposures through the use of interest rate swaps to effectively convert a portion of our variable-rate debt to a fixed rate. The notional amount of our interest rate swaps was $100.0 million as of May 1, 2021. Based on borrowings outstanding under our senior unsecured credit agreement at May 1, 2021, net of the interest rate swaps, we estimate that a 1% increase in interest rates would result in increased annual interest expense of $1.3 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectives of the design and operation of our disclosure controls and procedures as of May 1, 2021. As defined in Rules 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 1, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 1, 2021 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of May 1, 2021. Management reviewed the results of its assessment with the Audit Committee. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report is included on page F-4 of this Annual Report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters is incorporated by reference herein to the definitive proxy statement for our 2021 annual meeting under the captions “Proposal One Election of Directors” and “Corporate Governance.” The information required by this item regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee is incorporated by reference herein to the definitive proxy statement for our 2021 annual meeting under the captions “Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2021 annual meeting under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “CEO Pay Ratio”, “Executive Compensation Tables” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item is incorporated by reference herein to the definitive proxy statement for our 2021 annual meeting under the caption “Security Ownership.”

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of May 1, 2021. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,906,199	37.01(1)	203,431
Equity compensation plans not approved by security holders	—	—	—
Total	1,906,199	$37.01	203,431
(1)

The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards and restricted stock units, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2021 annual meeting under the captions “Corporate Governance” and “Other Information.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2021 annual meeting under the caption “Audit Committee Matters.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements.

      Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule.

      Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant, as amended and currently in effect (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 9, 2004).
3.2	Bylaws of Registrant, as amended and currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).
4.1	Article Fourth of Certificate of Incorporation of Registrant, as amended and currently in effect (included in Exhibit 3.1).
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on June 20, 2019).
10.1*	Methode Electronics, Inc. 2004 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004).
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
10.9*

Change in Control Agreement dated July 15, 2008 between Methode Electronics, Inc. and Ronald L.G. Tsoumas (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on July 17, 2008).

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

10.13*	Form of Methode Electronics, Inc. Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2010).
10.14*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014).
10.15*	Form of Amendment to Change in Control Agreement dated November 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).
10.16

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

10.17*

Change in Control Agreement dated June 14, 2017 between Methode Electronics, Inc. and Andrea Barry (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 21, 2018).

10.18*

Change in Control Agreement dated as of December 7, 2018 between the Company and Anil Shetty (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2019).

10.19*

Change in Control Agreement dated as of June 26, 2020 between the Company and Joseph Khoury (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 30, 2020).

10.20*	Form of Transition Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on June 30, 2020).
10.21*	Form of 2020 Long-Term Performance-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.22*	Form of 2020 Long-Term Performance-Based Award Agreement (COO and CFO) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.23*	Form of 2020 Long-Term Performance-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.24*	Form of 2020 Long-Term Time-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.25*	Form of 2020 Long-Term Time-Based Award Agreement (COO and CFO) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.26*	Form of 2020 Long-Term Time-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.27*

Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020).

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

*Management Compensatory Plan

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

Dated: June 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER J. ASPATORE	Chairman of the Board	June 24, 2021
Walter J. Aspatore

/s/ LAWRENCE B. SKATOFF	Vice Chairman of the Board	June 24, 2021
Lawrence B. Skatoff

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 24, 2021
Donald W. Duda	(Principal Executive Officer)

/s/ RONALD L.G. TSOUMAS	Chief Financial Officer	June 24, 2021
Ronald L.G. Tsoumas	(Principal Financial Officer)

/s/ AMIT N. PATEL	Chief Accounting Officer	June 24, 2021
Amit N. Patel	(Principal Accounting Officer)

/s/ DAVID P. BLOM	Director	June 24, 2021
David P. Blom

/s/ THERESE M. BOBEK	Director	June 24, 2021
Therese M. Bobek

/s/ BRIAN J. CADWALLADER	Director	June 24, 2021
Brian J. Cadwallader

/s/ BRUCE K. CROWTHER	Director	June 24, 2021
Bruce K. Crowther

/s/ DARREN M. DAWSON	Director	June 24, 2021
Darren M. Dawson

/s/ JANIE GODDARD	Director	June 24, 2021
Janie Goddard

/s/ MARY A. LINDSEY	Director	June 24, 2021
Mary A. Lindsey

/s/ ANGELO V. PANTALEO	Director	June 24, 2021
Angelo V. Pantaleo
/s/ MARK D. SCHWABERO	Director	June 24, 2021
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries (the Company) as of May 1, 2021 and May 2, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 1, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 1, 2021 and May 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 1, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Valuation of Grakon Industrial Reporting Unit Goodwill

Description of the Matter

At May 1, 2021, the balance of the Company’s goodwill related to the Grakon Industrial reporting unit was $127.2 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually or when impairment indicators are present at the reporting unit.

Auditing management’s assessment of the estimated fair value of the Industrial reporting unit was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions utilized in the valuation process. The fair value estimate was sensitive to significant assumptions such as revenue growth rates, gross profit, and the discount rate. The estimate also included assumptions related to the terminal growth rate, capital expenditures, working capital levels, and other market participant assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill fair value assessment process. This included testing controls over management’s review of the projected financial information and other key assumptions used in the valuation model as well as controls over the carrying value of the Grakon Industrial reporting unit.

To test the fair value of the Grakon Industrial reporting unit, our audit procedures included, among others, evaluating the Company's use of the income approach, testing the significant assumptions described above used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data. For example, we compared certain significant assumptions to current industry, market and economic trends, historical performance, and other guideline companies within the same industry. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process and involved our valuation specialists to assist in testing certain significant assumptions in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Chicago, Illinois

June 24, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Methode Electronics, Inc. and subsidiaries’ internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Methode Electronics, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 1, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated June 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

June 24, 2021

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	May 1, 2021	May 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$233.2	$217.3
Accounts receivable, net	282.5	188.5
Inventories	124.2	131.0
Income taxes receivable	11.5	12.9
Prepaid expenses and other current assets	22.6	15.9
Total current assets	674.0	565.6
Long-term assets:
Property, plant and equipment, net	204.0	201.9
Goodwill	235.6	231.6
Other intangible assets, net	229.4	244.8
Operating lease right-of-use assets, net	22.3	23.5
Deferred tax assets	41.2	31.4
Pre-production costs	25.0	37.1
Other long-term assets	35.5	34.7
Total long-term assets	793.0	805.0
Total assets	$1,467.0	$1,370.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$122.9	$73.8
Accrued employee liabilities	33.5	19.1
Other accrued liabilities	25.0	18.5
Short-term operating lease liabilities	6.1	5.5
Short-term debt	14.9	15.3
Income tax payable	20.3	11.6
Total current liabilities	222.7	143.8
Long-term liabilities:
Long-term debt	225.2	336.8
Long-term operating lease liabilities	17.5	20.4
Long-term income taxes payable	24.8	29.3
Other long-term liabilities	20.5	15.3
Deferred tax liabilities	38.3	41.6
Total long-term liabilities	326.3	443.4
Total liabilities	549.0	587.2
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,644,913 shares and 38,438,111 shares issued as of May 1, 2021 and May 2, 2020, respectively	19.8	19.2
Additional paid-in capital	157.6	150.7
Accumulated other comprehensive income (loss)	6.1	(26.9)
Treasury stock, 1,346,624 shares as of May 1, 2021 and May 2, 2020	(11.5)	(11.5)
Retained earnings	746.0	651.9
Total shareholders' equity	918.0	783.4
Total liabilities and shareholders' equity	$1,467.0	$1,370.6

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net sales	$1,088.0	$1,023.9	$1,000.3

Cost of products sold	813.9	741.0	734.5

Gross profit	274.1	282.9	265.8

Selling and administrative expenses	126.9	116.8	142.9
Amortization of intangibles	19.3	19.0	16.1

Income from operations	127.9	147.1	106.8

Interest expense, net	5.2	10.1	8.3
Other income, net	(12.2)	(11.7)	(5.1)

Income before income taxes	134.9	148.7	103.6

Income tax expense	12.6	25.3	12.0

Net income	$122.3	$123.4	$91.6

Basic and diluted income per share:
Basic	$3.22	$3.28	$2.45
Diluted	$3.19	$3.26	$2.43

Cash dividends per share	$0.44	$0.44	$0.44

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net income	$122.3	$123.4	$91.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37.4	(12.3)	(27.5)
Derivative financial instruments	(4.4)	(1.0)	—
Total comprehensive income	$155.3	$110.1	$64.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders equity
Balance as of April 28, 2018	38,198,353	$19.1	$136.5	$13.9	$(11.5)	$472.0	$630.0
Issuance of restricted stock, net of tax withholding	135,223	0.1	(0.1)	—	—	(1.7)	(1.7)
Stock-based compensation expense	—	—	14.0	—	—	—	14.0
Adoption of ASU 2014-09	—	—	—	—	—	0.1	0.1
Other comprehensive loss	—	—	—	(27.5)	—	—	(27.5)
Net income	—	—	—	—	—	91.6	91.6
Dividends on common stock	—	—	—	—	—	(16.8)	(16.8)
Balance as of April 27, 2019	38,333,576	19.2	150.4	(13.6)	(11.5)	545.2	689.7
Issuance of restricted stock, net of tax withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based compensation expense	—	—	0.3	—	—	—	0.3
Other comprehensive loss	—	—	—	(13.3)	—	—	(13.3)
Net income	—	—	—	—	—	123.4	123.4
Dividends on common stock	—	—	—	—	—	(16.3)	(16.3)
Balance as of May 2, 2020	38,438,111	19.2	150.7	(26.9)	(11.5)	651.9	783.4
Issuance of restricted stock, net of tax withholding	1,350,251	0.7	(0.7)	—	—	(3.9)	(3.9)
Stock-based compensation expense	—	—	6.8	—	—	—	6.8
Exercise of stock options	24,500	—	0.8	—	—	—	0.8
Purchase of common stock	(167,949)	(0.1)	—	—	—	(7.4)	(7.5)
Other comprehensive income	—	—	—	33.0	—	—	33.0
Net income	—	—	—	—	—	122.3	122.3
Dividends on common stock	—	—	—	—	—	(16.9)	(16.9)
Balance as of May 1, 2021	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating activities:
Net income	$122.3	$123.4	$91.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.5	48.3	43.3
Stock-based compensation expense	6.8	0.3	14.0
Change in cash surrender value of life insurance	(2.0)	—	(0.6)
Amortization of debt issuance costs	0.7	0.7	0.5
Loss (gain) on sale of business/investment/property	1.3	(0.4)	(0.4)
Change in deferred income taxes	(9.6)	8.0	(4.4)
Other	2.0	(0.2)	0.2
Changes in operating assets and liabilities:
Accounts receivable	(81.9)	27.4	1.5
Inventories	11.3	(15.8)	(3.9)
Prepaid expenses and other assets	17.9	(3.6)	(16.7)
Accounts payable and other liabilities	59.5	(47.5)	(23.1)
Net cash provided by operating activities	179.8	140.6	102.0

Investing activities:
Purchases of property, plant and equipment	(24.9)	(45.1)	(49.8)
Acquisition of businesses, net of cash acquired	—	—	(422.1)
Sale of business/investment/property	0.1	0.6	1.1
Net cash used in investing activities	(24.8)	(44.5)	(470.8)

Financing activities:
Taxes paid related to net share settlement of equity awards	(3.9)	(0.4)	(1.7)
Repayments of finance leases	(0.5)	(0.7)	—
Debt issuance costs	—	—	(3.1)
Proceeds from exercise of stock options	0.8	—	—
Purchase of common stock	(6.7)	—	—
Cash dividends	(17.4)	(16.3)	(16.3)
Proceeds from borrowings	1.5	157.5	359.0
Repayments of borrowings	(116.7)	(98.4)	(120.5)
Net cash (used in) provided by financing activities	(142.9)	41.7	217.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.8	(3.7)	(11.5)
Increase (decrease) in cash and cash equivalents	15.9	134.1	(162.9)
Cash and cash equivalents at beginning of the year	217.3	83.2	246.1
Cash and cash equivalents at end of the year	$233.2	$217.3	$83.2

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5.3	$9.9	$8.8
Income taxes, net of refunds	$16.0	$21.1	$27.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Methode Electronics, Inc. (the “Company” or “Methode”) is a leading global supplier of custom engineered solutions with sales, engineering and manufacturing locations in North America, Europe, Middle East and Asia. The Company designs, engineers and produces mechatronic products for Original Equipment Manufacturers (“OEMs”) utilizing its broad range of technologies for user interface, light-emitting diode (“LED”) lighting system, power distribution and sensor applications.

The Company’s solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, consumer appliance and medical devices.

Impact of the COVID-19 pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant volatility and disruptions to capital and credit markets in the global financial markets. The Company began to see the impacts of the COVID-19 pandemic at the beginning of its fourth quarter of fiscal 2020 at its China manufacturing facilities, which were initially closed after the Chinese New Year. The Company’s manufacturing facilities in China resumed operations later in the fourth quarter of fiscal 2020, but at lower capacity utilization. However, the major impact to the Company’s business from the COVID-19 pandemic began in mid-March 2020, as the Company’s operations in North America and Europe were adversely impacted by many customers suspending their manufacturing operations due to the COVID-19 pandemic. In the first quarter of fiscal 2021, the Company’s operations in North America and Europe gradually resumed operations, however production levels were still significantly reduced, resulting in lower capacity utilization. In the second quarter of fiscal 2021, production levels returned to pre-COVID levels as a result of increased demand from customers, which continued through the fourth quarter of fiscal 2021. However, towards the end of the Company’s third quarter of fiscal 2021, many automotive companies announced a slowdown in their production schedules due to a worldwide semiconductor supply shortage. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its customers as well. The Company expects this semiconductor shortage will impact its operating results and financial condition in fiscal 2022.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $11.1 million and $1.7 million in fiscal 2021 and fiscal 2020, respectively, and has been reported in other income, net in the consolidated statements of income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company’s goodwill, identifiable intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of May 1, 2021 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company’s consolidated financial statements as of May 1, 2021 and for the year ended May 1, 2021. However, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

At this time, the ultimate impact of the COVID-19 pandemic cannot be reasonably estimated due to the uncertainty about the extent and duration of the spread of the virus. Therefore, it is possible the COVID-19 pandemic could still have an adverse impact on the Company’s future business, operating results and financial condition.

Basis of presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Principles of consolidation. The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial reporting periods. The Company maintains its financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2021 and 2019 represented 52 weeks and ended on May 1, 2021 and April 27, 2019, respectively. Fiscal 2020 represented 53 weeks and ended on May 2, 2020. The following discussions of comparative results among periods should be reviewed in that context.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable and allowance for doubtful accounts. Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model (“CECL”). The Company elected to apply a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts balance was $0.7 million and $0.7 million as of May 1, 2021 and May 2, 2020, respectively.

Sales to General Motors Company (“GM”) and Ford Motor Company (“Ford”) in the Automotive segment, either directly or through their tiered suppliers, represented a significant portion of the Company's business. As of May 1, 2021 and May 2, 2020, combined accounts receivable from GM and Ford (including tiered suppliers) were approximately $79.4 million and $32.4 million, respectively.

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

Property, plant and equipment: Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under a finance lease is recorded at the present value of the future minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. See Note 6, “Property, Plant and Equipment” for additional information.

Business combinations. The Company accounts for business combinations using the acquisition method. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

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

In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. See Note 7, “Goodwill and Other Intangible Assets” for additional information regarding the Company’s goodwill impairment assessment for fiscal 2021.

Amortizable intangible assets. Amortizable intangible assets consist primarily of fair values assigned to customer relationships and trade names. Amortization is recognized over the useful lives of the intangible assets, generally up to 20 years, using the straight-line method. See Note 7, “Goodwill and Other Intangible Assets” for additional information.

Impairment of long-lived assets. The Company evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators exist, the Company performs an impairment analysis by comparing the undiscounted cash flows resulting from the use of the asset group to the carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset’s carrying amount over its fair value.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-production costs related to long-term supply arrangements. The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of May 1, 2021 and May 2, 2020, the Company had $25.0 million and $37.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or over the estimated useful life of the assets. Company owned tooling was $17.0 million and $19.0 million as of May 1, 2021 and May 2, 2020, respectively.

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company utilizes certain practical expedients, including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. The Company elects to recognize a right-of-use asset and related lease liability for leases with a lease term of 12 months or less for all classes of underlying assets. Lease expense is recognized on a straight-line basis over the lease term. See Note 3, “Leases” for additional information.

Derivative financial instruments. The Company uses derivative financial instruments, including swaps and forward contracts, to manage exposures to changes in currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for trading or speculative purposes. See Note 8, “Derivative Financial Instruments and Hedging Activities” for additional information.

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

Revenue recognition. Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. From time to time, customers may negotiate annual price downs. Management has evaluated these price downs and determined that in some instances, these price downs give rise to a material right. In instances that a material right exists, a portion of the transaction price is allocated to the material right and recognized over the life of the contract.

Across all products, the amount of revenue recognized corresponds to the related purchase order and is adjusted for variable consideration (such as discounts). Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption from the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less. See Note 2, “Revenue” for further information.

Shipping and handling fees and costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in cost of products sold.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring expense. Restructuring expense includes costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, asset impairment charges, contract termination fees, and other exit or disposal costs. Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of ROU lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. See Note 4, “Restructuring” for additional information.

Foreign currency translation. The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income in other income, net.

Government grants. The Company recognizes grant income in other income, net in the consolidated statements of income when it is considered that there is reasonable assurance that the grant will be received and the necessary qualifying conditions, as stated in the grant agreement, are met. The international government grants are generally paid over a period of years and are recorded at amortized cost on the Company’s consolidated balance sheets. As of May 1, 2021 and May 2, 2020, grant receivables outstanding were $18.6 million and $18.7 million, respectively. The short-term and long-term portion of grant receivables are recorded on the consolidated balance sheets within accounts receivable and other current assets and other long-term assets, respectively. Additionally, as of May 1, 2021 and May 2, 2020, the Company has no deferred grant income.

Research and development costs. Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred. Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of income. Research and development costs were $37.1 million, $34.9 million and $41.2 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Stock-based compensation. The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method in accordance with ASC 718, “Stock-based Compensation.” See Note 13, “Shareholders’ Equity” for additional information.

Product warranty. The Company’s warranties are standard, assurance-type warranties only. The Company does not offer any additional service or extended term warranties to its customers. As such, warranty obligations are accrued when its probable that a liability has been incurred and the related amounts are reasonably estimable.

Fair value measurement. ASC 820, “Fair Value Measurement,” provides a framework for measuring fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under ASC 820 requires an entity to maximize the use of observable inputs. The Company groups assets and liabilities at fair value in three levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;
•	Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities;
•	Level 3 - Unobservable inputs in which little or no market activity exists, requiring the Company to develop its own assumptions that market participants would use to value the asset or liability.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes to the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The guidance in ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted this guidance as of May 3, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted this guidance prospectively as of May 3, 2020, and the impact was immaterial to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The Company adopted this guidance as of May 3, 2020, and there was no impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another rate that is expected to be discontinued, subject to meeting certain criteria. ASU 2020-04 was effective upon issuance and generally can be applied prospectively through December 31, 2022. The Company does not expect a material effect from the adoption of this guidance on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740, such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for the Company in the first quarter of fiscal 2022. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Note 2. Revenue

The Company generates revenue from the manufacturing of products for customers in diversified global markets. The majority of the Company’s revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

Revenue associated with products which the Company believes have no alternative use (such as highly customized parts), and where the Company has an enforceable right to payment, are recognized on an over time basis. Revenue is recognized based on progress to date, which is typically even over the production process through transfer of control to the customer.

Estimating total contract revenue may require judgment as certain contracts contain pricing discount structures, early payment discounts or other provisions that can impact the transaction price. The Company generally estimates variable consideration utilizing the most likely amount to which it expects to be entitled. When the contract provides the customer with the right to return eligible products, the Company reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns. The Company adjusts these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time. The Company’s payment terms with its customers are typically 30-45 days from the time control transfers. As the Company’s standard payments terms are less than one year, the Company has elected the practical expedient under ASC 606 to not assess whether a contract has a significant financing component.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs to fulfill/obtain a contract

The Company incurs pre-production tooling costs related to products produced for customers under long-term supply arrangements. These costs are capitalized and recognized into income upon acceptance. The Company concluded that pre-production tooling and engineering costs do not represent a promised good or service under ASC 606, and as such, reimbursements received are accounted for as a reimbursement of the expense, not revenue.

The Company has not historically incurred material costs to obtain a contract. In the instances that costs to obtain contracts are incurred, the Company will capitalize and amortize those over the life of the contract.

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when the Company has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other liabilities, respectively, in the Company's consolidated balance sheets.

Unbilled receivables (contract assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized over time. Unbilled receivables were $0.6 million and $0.5 million as of May 1, 2021 and May 2, 2020, respectively. During fiscal 2021, $0.5 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of May 1, 2021.

Deferred revenue (contract liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. Deferred revenue was $0.3 million as of both May 1, 2021 and May 2, 2020, respectively. Previously deferred revenue of $0.1 million was recorded into revenue during fiscal 2021.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended May 1, 2021 (52 Weeks)
(in millions)	Auto	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$406.4	$142.9	$61.0	$2.7	$613.0
Europe & Africa	212.3	68.2	—	—	280.5
Asia	137.0	56.8	0.6	0.1	194.5
Total net sales	$755.7	$267.9	$61.6	$2.8	$1,088.0
Timing of revenue recognition:
Goods transferred at a point in time	$722.1	$267.9	$61.6	$2.8	$1,054.4
Goods transferred over time	33.6	—	—	—	33.6
Total net sales	$755.7	$267.9	$61.6	$2.8	$1,088.0

	Fiscal Year Ended May 2, 2020 (53 Weeks)
(in millions)	Auto	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$435.6	$160.6	$57.9	$1.6	$655.7
Europe & Africa	202.1	48.4	0.3	—	250.8
Asia	74.4	42.4	0.6	—	117.4
Total net sales	$712.1	$251.4	$58.8	$1.6	$1,023.9
Timing of revenue recognition:
Goods transferred at a point in time	$675.4	$251.4	$58.8	$1.6	$987.2
Goods transferred over time	36.7	—	—	—	36.7
Total net sales	$712.1	$251.4	$58.8	$1.6	$1,023.9

Customer Concentration

Sales to GM and Ford in the Automotive segment, either directly or through their tiered suppliers, are shown below.

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
Percentage of Net Sales:
GM	27.5%	26.8%	35.5%
Ford	8.8%	10.7%	11.6%

Note 3. Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of May 1, 2021, the Company's leases have remaining lease terms of up to 10.3 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of May 1, 2021, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the consolidated balance sheets, assets under finance leases of $0.7 million and $1.0 million are included in property, plant and equipment, net on the consolidated balance sheets as of May 1, 2021 and May 2, 2020, respectively. Finance lease obligations were $1.0 million and $1.4 million as of May 1, 2021 and May 2, 2020, respectively, and are split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the years ended May 1, 2021 and May 2, 2020.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

	Fiscal Year Ended
	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(53 Weeks)
Lease cost:
Operating lease cost	$8.4	$9.0
Variable lease cost	1.6	1.3
Total lease cost	$10.0	$10.3

Supplemental cash flow and other information related to operating leases was as follows:
	Fiscal Year Ended
	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(53 Weeks)
Operating cash flows:
Cash paid related to operating lease obligations	$9.3	$8.7
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$5.7	$5.5
Weighted-average remaining lease term	5.0 years	5.7 years
Weighted-average discount rate	4.6%	4.7%

Maturities of operating lease liabilities as of May 1, 2021, are shown below:

(in millions)
Fiscal Year:
2022	$6.9
2023	6.0
2024	4.5
2025	3.0
2026	2.3
Thereafter	3.9
Total lease payments	26.6
Less: imputed interest	(3.0)
Present value of lease liabilities	$23.6

Note 4. Restructuring

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continually monitors market factors and industry trends and takes necessary actions to reduce overall costs and improve operational profitability. In fiscal 2021, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In fiscal 2021, the Company recognized $8.2 million of restructuring costs. These charges consisted of $4.8 million recorded in cost of products sold and $3.4 million recorded in selling and administrative expenses.

The table below presents restructuring costs by reportable segment:

	Fiscal Year Ended
	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(53 Weeks)
Automotive	$6.2	$0.8
Industrial	1.0	0.5
Interface	0.7	—
Medical	—	0.1
Eliminations/Corporate	0.3	0.4
Total restructuring costs	$8.2	$1.8

Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

The following is a rollforward of the Company’s restructuring activity in fiscal 2021:

			Utilization
(in millions)	Accrual as of May 2, 2020	YTD charges	Cash	Non-cash	Accrual as of May 1, 2021
Employee termination benefits	$0.2	$7.1	$(6.6)	$—	$0.7
Asset impairment charges	—	0.6	—	(0.6)	—
Contract termination costs	—	0.5	—	—	0.5
Total	$0.2	$8.2	$(6.6)	$(0.6)	$1.2

Note 5. Inventory

A summary of inventories is shown below:

(in millions)	May 1, 2021	May 2, 2020
Finished products	$24.8	$45.7
Work in process	14.0	10.8
Raw materials	85.4	74.5
Total inventories	$124.2	$131.0

Note 6. Property, Plant and Equipment

A summary of property, plant and equipment is shown below:

(in millions)	May 1, 2021	May 2, 2020
Land	$3.3	$3.3
Buildings and building improvements	88.9	87.3
Machinery and equipment	408.0	367.1
Construction in progress	24.8	45.2
Total property, plant and equipment, gross	525.0	502.9
Less: accumulated depreciation	(321.0)	(301.0)
Property, plant and equipment, net	$204.0	$201.9

Depreciation expense was $32.2 million, $29.3 million and $27.2 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of May 1, 2021 and May 2, 2020, capital expenditures recorded in accounts payable totaled $5.5 million and $5.8 million, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment with a net book value of $6.2 million was disposed subsequent to May 1, 2021.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The Company tests goodwill for impairment on an annual basis as of the beginning of the fourth quarter each year, or more frequently if indicators of potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a reporting unit), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.

At the beginning of the fourth quarter of fiscal 2021, the annual goodwill impairment assessment was completed. The Company performed a qualitative assessment for each reporting unit except for one within the Industrial segment where a quantitative assessment was performed. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value.

For the quantitative assessment, the Company utilized a combination of the income approach and market approach to estimate the fair value of the reporting unit. Cash flow projections were based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. The market approach is based on appropriate valuation multiples observed for the reporting unit’s guideline public companies.

The quantitative assessment of the reporting unit indicated that the fair value exceeded the carrying value. The Company does not believe that any of its reporting units are at risk for impairment. While the Company considered the impact from the COVID-19 pandemic may have on its future cash flows when preparing its annual goodwill impairment test, the full extent of the impact that the COVID-19 pandemic or the semiconductor supply shortage will have on the Company’s business, operations and financial condition is currently unknown. The Company will continue to assess its goodwill for impairment as events and circumstances change. Any deterioration in the Company’s forecasted revenue and EBITDA margins, could result in an impairment of a portion or all of its goodwill. The amount of such impairment would be recognized as an expense in the period the goodwill is impaired.

A summary of the changes in goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of April 28, 2018	$57.5	$1.7	$59.2
Acquisitions	49.4	125.9	175.3
Foreign currency translation	(0.6)	(0.6)	(1.2)
Balance as of April 27, 2019	106.3	127.0	233.3
Acquisitions	—	(0.2)	(0.2)
Foreign currency translation	(0.1)	(1.4)	(1.5)
Balance as of May 2, 2020	106.2	125.4	231.6
Foreign currency translation	0.5	3.5	4.0
Balance as of May 1, 2021	$106.7	$128.9	$235.6

A summary of goodwill by reporting unit is as follows:

(in millions)	May 1, 2021	May 2, 2020
Grakon Industrial	$127.2	$123.8
North American Automotive	99.8	99.8
European Automotive	6.9	6.4
Other	1.7	1.6
Total	$235.6	$231.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net

The following tables present details of the Company’s identifiable intangible assets:

	As of May 1, 2021
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$235.3	$(42.7)	$192.6	15.6
Trade names, patents and technology licenses	58.7	(23.7)	35.0	7.0
Total amortized intangible assets	294.0	(66.4)	227.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$295.8	$(66.4)	$229.4

	As of May 2, 2020
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$243.5	$(40.8)	$202.7	16.5
Trade names, patents and technology licenses	75.3	(35.0)	40.3	7.8
Total amortized intangible assets	318.8	(75.8)	243.0
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$320.6	$(75.8)	$244.8

The Company performed an impairment test for its indefinite-lived trade name intangible asset and determined that no impairment existed as of May 1, 2021. Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
2022	$19.2
2023	19.1
2024	18.8
2025	18.2
2026	17.3
Thereafter	135.0
Total	$227.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Derivative Financial Instruments and Hedging Activities

The Company is exposed to various market risks including, but not limited to, foreign currency exchange rates and market interest rates. The Company strives to control its exposure to these risks through our normal operating activities and, where appropriate, through the use of derivative financial instruments. Derivative financial instruments are measured at fair value on a recurring basis.

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCI in the consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI is recorded in earnings and reflected in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the consolidated statements of income on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCI in the consolidated balance sheets.

Net investment hedges

In April 2020, the Company entered into a variable-rate, cross-currency swap, maturing on August 31, 2023, with a notional value of $60.0 million (€54.8 million). The Company entered into the cross-currency swap to mitigate changes in net assets due to changes in U.S. dollar-Euro spot exchange rates. The cross-currency swap is designated as a hedge of the Company’s net investment in a euro-based subsidiary.

The fair value of the cross-currency swap is classified within Level 2 of the fair value hierarchy. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company amortizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in either fiscal 2021 or fiscal 2020. As of May 1, 2021 and May 2, 2020, the cross-currency swap was in a net liability position with an aggregate fair value of $6.8 million and $1.3 million, respectively, and is recorded within other long-term liabilities in the consolidated balance sheets.

Interest rate swaps

In April 2021, the Company entered into interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure and to mitigate the impact of interest rate variability. The interest rate swaps are designated as cash flow hedges.

The fair value of the interest rate swap is classified within Level 2 of the fair value hierarchy. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. As of May 1, 2021, the interest rate swap was in a net liability position with an aggregate fair value of $0.2 million and is recorded within other long-term liabilities in the consolidated balance sheets. No ineffectiveness was recognized in fiscal 2021.

Derivatives not designated as hedges

In January 2021, the Company began to use short-term foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other income, net, along with the foreign currency gains and losses on monetary assets and liabilities in the consolidated statements of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 1, 2021, the Company held foreign currency forward contracts with a notional value of $14.8 million. The forward contracts were in a liability position with an aggregate fair value of $22 thousand as of May 1, 2021 and are recorded within other accrued liabilities in the consolidated balance sheets. In fiscal 2021, losses of $0.1 million were recorded in earnings within other income, net in the consolidated statements of income.

Note 9. Retirement Benefits

Defined contribution plans

The Company has an employee 401(k) Savings Plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation. In addition, certain of the Company’s foreign subsidiaries also have defined contribution savings plans. Company contributions to these plans were $1.2 million, $1.7 million and $1.5 million, in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Non-qualified deferred compensation plan

The Company maintains a non-qualified deferred compensation plan (“NQDC Plan”) for certain eligible employees and members of the Board of Directors. Under the NQDC Plan, employees may elect to defer up to 75% of their annual base salary and 100% of their annual cash incentive compensation, with an aggregate minimum deferral of $3,000. Directors may defer all or a portion of their annual directors’ fees or annual stock awards. The minimum period of deferral is three years. Participants are immediately 100% vested. The Company does not make any contributions to the NQDC Plan.

The deferred compensation liability for the NDQC Plan was $6.5 million and $5.4 million as of May 1, 2021 and May 2, 2020, respectively. The Company has purchased life insurance policies on certain employees, which are held in a Rabbi trust, to potentially offset these unsecured obligations. These life insurance policies are recorded at their cash surrender value of $8.3 million and $6.6 million as of May 1, 2021 and May 2, 2020, respectively, and are included in other long-term assets in the consolidated balance sheets.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. These life insurance policies are recorded at their cash surrender value of $9.5 million and $9.0 million as of May 1, 2021 and May 2, 2020, respectively, and are included in other long-term assets in the consolidated balance sheets.

The cash surrender value of the life insurance policies approximates its fair value and are classified within Level 2 of the fair value hierarchy.

Note 10. Debt

A summary of debt is shown below:

(in millions)	May 1, 2021	May 2, 2020
Revolving credit facility	$9.9	$108.5
Term loan	218.7	231.2
Other debt	13.0	14.6
Unamortized debt issuance costs	(1.5)	(2.2)
Total debt	240.1	352.1
Less: current maturities	(14.9)	(15.3)
Total long-term debt	$225.2	$336.8

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

On March 23, 2020, the Company borrowed $100.0 million under its Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. This amount was repaid in the third quarter of fiscal 2021. As of May 1, 2021, the Company has $190.1 million of availability under the Revolving Credit Facility.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 1.4% as of May 1, 2021. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of May 1, 2021, the Company was in compliance with all the covenants in the Credit Agreement. The fair value of borrowings under the Credit Agreement approximates book value because the interest rate is variable.

Other debt

One of the Company’s European subsidiaries has debt that consists of 12 notes with maturities ranging from 2021 to 2031. The weighted-average interest rate was approximately 1.5% as of May 1, 2021 and $2.4 million of the debt was classified as short-term. The fair value of other debt was $13.1 million at May 1, 2021 and was based on Level 2 inputs on a non-recurring basis.

Scheduled maturities

As of May 1, 2021, scheduled principal payments of debt are as follows:

(in millions)
Fiscal Year:
2022	$14.9
2023	13.9
2024	209.3
2025	0.5
2026	0.5
Thereafter	2.5
Total	$241.6

Note 11. Income Taxes

Income tax provision

The U.S. and foreign components of income before income taxes and the provision for income taxes are as follows:

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Income (loss) before income taxes:
U.S.	$28.3	$47.3	$(0.6)
Foreign	106.6	101.4	104.2
Total income before income taxes	$134.9	$148.7	$103.6
Income tax expense:
Current:
U.S. (federal and state)	$5.8	$5.1	$(5.7)
Foreign	15.9	12.8	21.5
Total current expense	21.7	17.9	15.8
Deferred:
U.S. (federal and state)	1.3	6.1	2.5
Foreign	(10.4)	1.3	(6.3)
Total deferred (benefit) expense	(9.1)	7.4	(3.8)
Total income tax expense	$12.6	$25.3	$12.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense to the U.S. statutory federal income tax rate of 21% is as follows:
	Fiscal Year Ended
(in millions)	May 1, 2021	May 2, 2020	April 27, 2019
Income tax at statutory rate	$28.3	$31.2	$21.8
Effect of:
State income taxes, net of federal benefit	0.1	1.5	(0.8)
Withholding taxes	2.7	2.3	1.8
U.S. Tax Reform transition tax	—	—	(4.8)
Foreign tax differential	(12.9)	(8.3)	(9.6)
U.S. tax on foreign income	2.8	(1.0)	3.4
Foreign investment tax credit	(7.2)	(0.8)	(2.0)
Change in tax reserve	0.1	2.2	(0.1)
Change in valuation allowance	1.8	0.8	—
Tax rate change, foreign	(0.1)	(0.1)	—
Other, net	(3.0)	(2.5)	2.3
Income tax expense	$12.6	$25.3	$12.0
Effective income tax rate	9.3%	17.0%	11.6%

In fiscal 2021, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates, tax credits and various deductions allowed in foreign jurisdictions. The Company received a benefit of approximately $7.2 million related to a favorable tax ruling in a foreign jurisdiction.

In fiscal 2020, the effective income tax rate was primarily affected by the amount of income earned in foreign jurisdictions with lower tax rates, the amount of tax credits earned, withholding taxes, tax reserves, and the current taxation of foreign earnings. The Company had a favorable impact from operations in foreign countries with tax rates lower than the U.S. statutory tax rate. The Company earned $0.8 million in investment tax credits primarily related to an investment in qualified expenditures. This was offset by a change in tax reserves of $2.2 million and foreign withholding taxes of $2.3 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. The CARES Act did not significantly impact the fiscal 2021 consolidated financial statements.

In fiscal 2019, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates and a beneficial adjustment related to the finalization of The Tax Cuts and Jobs Act (“U.S. Tax Reform”) of $4.8 million. This adjustment under SAB 118 primarily consists of changes in interpretations and assumptions the Company made, additional regulatory guidance that was issued, and actions the Company took as a result of U.S. Tax Reform.

U.S. Tax Reform includes a new global intangible low-taxed income (“GILTI”) provision which requires the Company to include foreign subsidiary earnings in its U.S. tax return starting in fiscal 2019. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes and valuation allowances

Significant components of the Company's deferred income tax assets and liabilities were as follows:

(in millions)	May 1, 2021	May 2, 2020
Deferred tax liabilities:
Fixed Assets	$(2.9)	$(3.7)
Amortization	(49.1)	(47.8)
Foreign tax	(2.0)	(1.8)
Lease assets	(4.9)	(5.2)
Other liabilities	(0.4)	(1.3)
Deferred tax liabilities, gross	(59.3)	(59.8)
Deferred tax assets:
Deferred compensation and stock award amortization	6.9	7.0
Inventory	2.7	2.7
Lease liabilities	5.3	5.7
Derivative financial instruments	1.6	0.3
Foreign investment tax credit	34.7	25.9
Net operating loss carryforwards	15.6	14.1
Foreign tax credits	1.4	—
Other	3.3	1.4
Deferred tax assets, gross	71.5	57.1
Less valuation allowance	(9.3)	(7.5)
Deferred tax assets, net of valuation allowance	62.2	49.6
Net deferred tax liabilities	$2.9	$(10.2)
Balance sheet classification:
Long-term asset	41.2	31.4
Long-term liability	(38.3)	(41.6)
Net deferred tax asset (liability)	$2.9	$(10.2)

The Company recorded a net deferred tax asset for U.S. and foreign income taxes of $2.9 million for fiscal 2021 and recorded a net deferred tax liability of $10.2 million for fiscal 2020. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company has a valuation allowance of $9.3 million related to certain state, federal, and foreign net operating loss carryovers and other credits and determined that these deferred tax assets did not reach the more likely than not realizable standard.

As of May 1, 2021, the Company had available $38.4 million of federal, $68.9 million of state and $6.8 million of foreign gross operating loss carryforwards with a valuation allowance of $25.2 million for federal, $47.2 million for state and $0 for foreign. If unused, the U.S. federal net operating loss carryforwards will expire in the years 2021 through 2034. The state net operating loss carryforwards will expire in the years 2021 through 2037.

Total unused credits are $36.1 million as of May 1, 2021, all of which can be carried forward indefinitely.

Indefinite reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers the remaining undistributed foreign earnings that are not specifically identified to be indefinitely reinvested of $376.2 million. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $5.3 million and $5.2 million as of May 1, 2021 and May 2, 2020, respectively. These amounts represent the amount of unrecognized benefits that, if recognized, would favorably impact the effective tax rate if resolved in the Company’s favor. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties as of May 1, 2021 and May 2, 2020 were $0.2 million and $0.1 million, respectively.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	May 1, 2021	May 2, 2020
Balance at beginning of period	$5.2	$3.1
Increases for positions related to the prior years	—	1.9
Increases for positions related to the current year	0.2	0.3
Lapsing of statutes of limitations	(0.1)	(0.1)
Balance at end of period	$5.3	$5.2

At May 1, 2021, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2018 and for state tax purposes on or after fiscal year 2012. Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years. In the major foreign jurisdictions, fiscal 2015 and subsequent periods remain open and subject to examination by taxing authorities.

Note 12. Commitments and Contingencies

Environmental matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us. The Company is involved in environmental investigations and/or remediation at two of its plant sites no longer used for operations. The Company uses environmental consultants to assist us in evaluating its environmental liabilities in order to establish appropriate accruals in its consolidated financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2022.

As of May 1, 2021 and May 2, 2020, the Company had accruals, primarily based upon independent estimates, for environmental matters of $0.9 million and $0.9 million, respectively. The accrual as of May 1, 2021 consists of $0.6 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The accrual as of May 2, 2020 consists of $0.6 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2021, the Company spent $0.5 million on remediation cleanups and related studies, compared with $0.5 million in fiscal 2020 and $0.1 million in fiscal 2019. The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2021, fiscal 2020 or fiscal 2019.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment have been consolidated into a single appeal. That appeal is fully briefed and was argued on March 8, 2021. There is no deadline for the Court to issue its decision. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

Note 13. Shareholders’ Equity

Share repurchase program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The Company purchased 167,949 shares at a cost of $7.5 million as of May 1, 2021. All purchased shares were retired and are reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings.

Dividends

The Company paid dividends totaling $17.4 million in fiscal 2021 and $16.3 million in both fiscal 2020 and 2019. Dividends paid in fiscal 2021 include $0.9 million of dividends on restricted stock that vested during the period.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Currency Translation Adjustments:
Balance at beginning of period	$(25.9)	$(13.6)	$13.9
Other comprehensive income (loss) recognized during the period, net of tax (expense) benefit of $(1.2) million; $0.6 million; $0.0 million	37.4	(12.3)	(27.5)
Balance at end of period	11.5	(25.9)	(13.6)

Derivative Financial Instruments:
Balance at beginning of period	(1.0)	—	—
Other comprehensive loss recognized during the period, net of tax benefit of $1.3 million; $0.3 million; $—	(4.4)	(1.0)	—
Balance at end of period	(5.4)	(1.0)	—

Accumulated other comprehensive income (loss)	$6.1	$(26.9)	$(13.6)

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company’s stockholders approved the 2014 Plan in September 2014. The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of May 1, 2021, there were 203,431 shares available for award under the 2014 Plan.

Stock-based compensation expense

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense (benefit) related to the equity awards:

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
RSAs	$—	$(2.1)	$10.9
RSUs	5.9	1.5	2.2
Director awards	0.9	0.9	0.9
Total stock-based compensation expense	$6.8	$0.3	$14.0

2014 Plan

The 2014 Plan provides for discretionary grants of stock options, stock appreciation rights, RSAs, RSUs and performance units to key employees and directors. The 2014 Plan is intended to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and eligible directors through the grant of equity awards.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards and Performance Units (“PUs”)

In the second quarter of fiscal 2021, the Company granted 917,000 RSAs to executive officers and certain non-executives which will be earned based on the achievement of an EBITDA measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, an additional 458,500 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for RSAs are recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs are recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, “Compensation - Stock Compensation,” based on projections of the Company’s current business portfolio, compensation expense has not been recognized for the RSAs or PUs in fiscal 2021, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense for RSAs at target level of performance is $25.9 million as of May 1, 2021.

In fiscal 2020, previously granted performance-based RSAs vested at 69% of target, which was determined in the fourth quarter of fiscal 2020. The target hurdle was not achieved because of among other factors, the impact of the COVID-19 pandemic. The result was a reversal of previously recognized stock-based compensation expense related to prior years of $5.2 million. Stock-based compensation expense for these awards in fiscal 2020 was a credit of $2.1 million.

The following table summarizes the RSA activity under the 2014 Incentive Plan:

	Restricted Stock Awards	Weighted average grant date fair value
Non-vested at April 28, 2018	1,171,238	$34.13
Awarded	11,625	$38.75
Vested	—	$—
Forfeited	(151,455)	$34.79
Non-vested at April 27, 2019	1,031,408	$34.09
Awarded	—	$—
Vested	(455,750)	$33.89
Forfeited	(575,658)	$34.25
Non-vested at May 2, 2020	—	$—
Awarded	917,000	$28.30
Vested	—	$—
Forfeited	—	$—
Non-vested at May 1, 2021	917,000	$28.30

Restricted Stock Units

RSUs granted under the 2014 Plan vest over a pre-determined period of time, up to five years from the date of grant. The fair value of RSUs granted was based on the closing stock price on the date of grant. RSUs granted in fiscal 2021 earn dividend equivalents during the vesting period, which are forfeitable if the RSUs do not vest.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU activity granted under the 2014 Plan:

	Restricted Stock Units	Weighted average grant date fair value
Non-vested at April 28, 2018	382,372	$33.87
Awarded	7,750	$38.75
Vested	(152,328)	$33.75
Forfeited	(49,950)	$32.42
Non-vested at April 27, 2019	187,844	$34.55
Awarded	—	$—
Vested	(176,994)	$34.25
Forfeited	(7,750)	$38.75
Non-vested at May 2, 2020	3,100	$41.20
Awarded	938,300	$28.30
Vested	(25,201)	$29.87
Forfeited	—	$—
Non-vested at May 1, 2021	916,199	$28.30

As of May 1, 2021, there were 25,201 RSUs that were vested for which shares were issued in the first quarter of fiscal 2022. As of May 1, 2021, unrecognized share-based compensation expense for RSUs was $20.7 million which will be recognized over a weighted-average amortization period of 2.6 years.

Director awards

During fiscal 2021, fiscal 2020 and fiscal 2019, the Company issued 33,000 shares, 30,000 shares and 24,000 shares, respectively, of common stock to its independent directors, all of which vested immediately upon grant.

Stock options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 28, 2018	114,168	$35.85	6.1	$0.6
Exercised	—	$—
Forfeited	(7,500)	$37.01
Outstanding and exercisable at April 27, 2019	106,668	$35.76	5.0	$0.1
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at May 2, 2020	106,668	$35.76	4.0	$0.1
Exercised	(24,500)	$31.61
Forfeited	(9,168)	$37.01
Outstanding and exercisable at May 1, 2021	73,000	$37.01	3.2	$0.6

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. The total intrinsic value of options exercised in fiscal 2021 was $0.3 million.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred RSUs

Under the 2014 Plan and 2010 Plan, RSUs that have vested for certain executives, including the Company’s CEO, will not be delivered in common stock until after the executive terminates employment from the Company or upon a change of control. As of May 1, 2021, shares to be delivered to these executives were 121,200 shares under the 2014 Plan and 180,000 shares under the 2010 Plan.

Under the 2004 Plan, 225,000 shares of common stock subject to performance based RSAs granted to the Company’s CEO in fiscal 2006 and 2007 were converted to RSUs. The shares of common stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of the Company’s fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code. As of May 1, 2021, 29,945 shares have been delivered in connection with these RSUs with a remaining balance to be delivered of 195,055 shares.

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

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Numerator:
Net income (in millions)	$122.3	$123.4	$91.6

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued RSUs	38,038,615	37,574,671	37,405,298
Dilutive potential common shares - stock options, RSAs and RSUs	267,671	269,799	264,262
Denominator for diluted income per share	38,306,286	37,844,470	37,669,560

Basic and diluted income per share:
Basic income per share	$3.22	$3.28	$2.45
Diluted income per share	$3.19	$3.26	$2.43

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	738,167	566,620	678,321

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames, LED-based lighting, and sensors which incorporate magneto-elastic sensing and other technologies that monitor the operation or status of a component or system.

The Industrial segment manufactures lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current low-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, computers, industrial, power conversion, military, telecommunications and transportation.

The Interface segment provides a variety of copper based transceivers and related accessories for the cloud computing hardware equipment and telecommunications broadband equipment markets, user interface solutions for the appliance, commercial food service, and point-of-sale equipment markets, and fluid-level sensors for the marine/recreational vehicle and sump pump markets.

The Medical segment is made up of the Company’s medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. Methode has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1, “Description of Business and Summary of Significant Accounting Policies.” The CODM allocates resources to and evaluates the performance of each operating segments based on operating income. Transfers between segments are recorded using internal transfer prices set by the Company.

The tables below present information about the Company’s reportable segments.
	Fiscal Year Ended May 1, 2021 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$761.8	$273.2	$61.6	$2.8	$(11.4)	$1,088.0
Transfers between segments	(6.1)	(5.3)	—	—	11.4	—
Net sales to unaffiliated customers	$755.7	$267.9	$61.6	$2.8	$—	$1,088.0

Income/(loss) from operations	$107.6	$64.3	$8.9	$(4.6)	$(48.3)	$127.9
Interest expense, net						5.2
Other income, net						(12.2)
Income before income taxes						$134.9

Purchases of property, plant and equipment	$22.5	$2.1	$—	$—	$0.3	$24.9

Depreciation and amortization	$34.3	$14.3	$0.3	$0.9	$1.7	$51.5

Identifiable assets	$739.5	$461.6	$90.4	$7.6	$167.9	$1,467.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended May 2, 2020 (53 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$716.8	$253.9	$58.9	$1.6	$(7.3)	$1,023.9
Transfers between segments	(4.7)	(2.5)	(0.1)	—	7.3	—
Net sales to unaffiliated customers	$712.1	$251.4	$58.8	$1.6	$—	$1,023.9

Income/(loss) from operations	$124.4	$59.4	$5.6	$(6.0)	$(36.3)	$147.1
Interest expense, net						10.1
Other income, net						(11.7)
Income before income taxes						$148.7

Purchases of property, plant and equipment	$37.5	$5.7	$0.3	$0.7	$0.9	$45.1

Depreciation and amortization	$31.0	$13.7	$0.9	$1.1	$1.6	$48.3

Identifiable assets	$670.9	$421.8	$71.0	$8.8	$198.1	$1,370.6

	Fiscal Year Ended April 27, 2019 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$741.6	$210.0	$57.9	$1.1	$(10.3)	$1,000.3
Transfers between segments	(6.9)	(3.2)	(0.2)	—	10.3	—
Net sales to unaffiliated customers	$734.7	$206.8	$57.7	$1.1	$—	$1,000.3

Income/(loss) from operations	$126.3	$37.4	$(0.3)	$(8.6)	$(48.0)	$106.8
Interest expense, net						8.3
Other income, net						(5.1)
Income before income taxes						$103.6

Purchases of property, plant and equipment	$38.9	$2.6	$0.5	$1.9	$5.9	$49.8

Depreciation and amortization	$25.2	$11.7	$3.2	$1.0	$2.2	$43.3

Identifiable assets	$677.4	$404.3	$88.6	$9.4	$52.0	$1,231.7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
	May 1, 2021	May 2, 2020	April 27, 2019
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net sales:
U.S.	$510.8	$531.5	$540.5
China	193.7	116.9	113.7
Malta	173.5	143.9	148.5
Mexico	87.4	104.7	—
Canada	14.9	19.5	101.6
Other	107.7	107.4	96.0
Total net sales	$1,088.0	$1,023.9	$1,000.3

(in millions)	May 1, 2021	May 2, 2020
Tangible long-lived assets, net:
U.S.	$75.0	$89.8
Malta	43.0	40.1
China	27.2	24.1
Belgium	24.8	21.4
Mexico	24.6	24.0
Other	31.7	26.0
Total tangible long-lived assets, net	$226.3	$225.4

Note 16. Acquisitions

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

The acquisition was accounted for as a business combination. The final purchase price allocation to the acquired net assets of Grakon based on the fair values of assets acquired and liabilities assumed is shown below:

(in millions)
Current assets	$68.5
Property, plant, and equipment	16.2
Intangible assets	221.9
Goodwill	175.1
Other non-current assets	1.5
Current liabilities	(31.7)
Other non-current liabilities	(29.4)
Total purchase consideration, net of cash acquired	$422.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired consisted of customer relationships, technology licenses and trademarks. The amortization period for the acquired intangible assets were 19.5 years, 11.7 years and 8.5 years, respectively.

In fiscal 2019, acquisition-related costs of $15.4 million were incurred in relation to the acquisition of Grakon, of which $9.8 million was reported in selling and administrative expenses and $5.6 million was reported in costs of products sold on the consolidated statements of income.

The following table presents unaudited supplemental pro forma results as if the Grakon acquisition had occurred as of the beginning of fiscal 2019. The unaudited pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, interest expense adjustments due to an increased debt level, adjustments for certain acquisition-related charges and related tax effects.

Fiscal Year Ended
(in millions)	April 27, 2019
Revenues	$1,073.3
Net income	106.4

Note 17. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for fiscal 2021 and fiscal 2020:

	Fiscal 2021
	Quarter Ended
	August 1, 2020	October 31, 2020	January 30, 2021	May 1, 2021
(in millions, except per share data)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net sales	$190.9	$300.8	$295.3	$301.0
Gross profit	$45.1	$80.8	$72.6	$75.6
Net income	$20.7	$38.6	$31.9	$31.1
Net income per basic common share	$0.55	$1.01	$0.84	$0.82
Net income per diluted common share	$0.54	$1.01	$0.83	$0.81

	Fiscal 2020
	Quarter Ended
	July 27, 2019	October 26, 2019	February 1, 2020	May 2, 2020
(in millions, except per share data)	(13 Weeks)	(13 Weeks)	(14 Weeks)	(13 Weeks)
Net sales	$270.2	$257.2	$285.9	$210.6
Gross profit	$75.8	$68.6	$79.3	$59.2
Net income	$28.3	$23.8	$41.2	$30.1
Net income per basic common share	$0.75	$0.63	$1.10	$0.80
Net income per diluted common share	$0.75	$0.63	$1.09	$0.79

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at beginning of period	(Benefits)/ charges to income	Deductions	Other		Balance at end of period
Year Ended May 1, 2021
Allowance for uncollectible accounts	$0.7	$—	$—	$—		$0.7
Deferred tax valuation allowance	$7.5	$1.8	$—	$—		$9.3

Year Ended May 2, 2020
Allowance for uncollectible accounts	$0.9	$(0.2)	$—	$—		$0.7
Deferred tax valuation allowance	$6.6	$0.9	$—	$—		$7.5

Year Ended April 27, 2019
Allowance for uncollectible accounts	$0.5	$0.2	$—	$0.2	(1)	$0.9
Deferred tax valuation allowance	$3.0	$—	$(1.2)	$4.8	(1)	$6.6

(1)	Represents business acquisitions.