Form 10-Q
period 2021-07-31
METHODE ELECTRONICS INC
filed 2021-09-02
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2021

or

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

At August 26, 2021, the registrant had 38,170,937 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended
	July 31, 2021	August 1, 2020
Net sales	$287.8	$190.9

Cost of products sold	216.1	145.8

Gross profit	71.7	45.1

Selling and administrative expenses	32.8	26.6
Amortization of intangibles	4.8	4.7

Income from operations	34.1	13.8

Interest expense, net	1.1	1.6
Other income, net	(1.8)	(3.4)

Income before income taxes	34.8	15.6

Income tax expense (benefit)	5.7	(5.1)

Net income	$29.1	$20.7

Basic and diluted income per share:
Basic	$0.77	$0.55
Diluted	$0.76	$0.54

Cash dividends per share	$0.14	$0.11

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended
	July 31, 2021	August 1, 2020
Net income	$29.1	$20.7

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4.1)	20.3
Derivative financial instruments	0.9	(3.6)
Total comprehensive income	$25.9	$37.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	July 31, 2021	May 1, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207.9	$233.2
Accounts receivable, net	276.7	282.5
Inventories	142.4	124.2
Income taxes receivable	13.3	11.5
Prepaid expenses and other current assets	20.6	22.6
Total current assets	660.9	674.0
Long-term assets:
Property, plant and equipment, net	214.6	204.0
Goodwill	235.2	235.6
Other intangible assets, net	224.1	229.4
Operating lease right-of-use assets, net	20.6	22.3
Deferred tax assets	40.2	41.2
Pre-production costs	27.8	25.0
Other long-term assets	35.6	35.5
Total long-term assets	798.1	793.0
Total assets	$1,459.0	$1,467.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$110.8	$122.9
Accrued employee liabilities	24.1	33.5
Other accrued liabilities	28.7	25.0
Short-term operating lease liabilities	5.9	6.1
Short-term debt	14.8	14.9
Income tax payable	19.8	20.3
Total current liabilities	204.1	222.7
Long-term liabilities:
Long-term debt	220.6	225.2
Long-term operating lease liabilities	16.1	17.5
Long-term income taxes payable	24.8	24.8
Other long-term liabilities	21.4	20.5
Deferred tax liabilities	37.7	38.3
Total long-term liabilities	320.6	326.3
Total liabilities	524.7	549.0
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 39,544,645 shares and 39,644,913 shares issued as of July 31, 2021 and May 1, 2021, respectively	19.8	19.8
Additional paid-in capital	161.2	157.6
Accumulated other comprehensive income	2.9	6.1
Treasury stock, 1,346,624 shares as of July 31, 2021 and May 1, 2021	(11.5)	(11.5)
Retained earnings	761.9	746.0
Total shareholders' equity	934.3	918.0
Total liabilities and shareholders' equity	$1,459.0	$1,467.0

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended July 31, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 1, 2021	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0
Issuance of restricted stock, net of tax withholding	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Exercise of stock options	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	(157,513)	(0.1)	—	—	—	(7.5)	(7.6)
Stock-based compensation expense	—	—	3.2	—	—	—	3.2
Other comprehensive loss	—	—	—	(3.2)	—	—	(3.2)
Net income	—	—	—	—	—	29.1	29.1
Dividends on common stock	—	—	—	—	—	(5.4)	(5.4)
Balance as of July 31, 2021	39,544,645	$19.8	$161.2	$2.9	$(11.5)	$761.9	$934.3

	Three Months Ended August 1, 2020
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 2, 2020	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4
Issuance of restricted stock, net of tax withholding	433,251	0.2	(0.2)	—	—	(3.9)	(3.9)
Exercise of stock options	5,000	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	0.9	—	—	—	0.9
Other comprehensive income	—	—	—	16.7	—	—	16.7
Net income	—	—	—	—	—	20.7	20.7
Dividends on common stock	—	—	—	—	—	(4.1)	(4.1)
Balance as of August 1, 2020	38,876,362	$19.4	$151.5	$(10.2)	$(11.5)	$664.6	$813.8

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	July 31, 2021	August 1, 2020
Operating activities:
Net income	$29.1	$20.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.6	12.1
Stock-based compensation expense	4.0	0.9
Change in cash surrender value of life insurance	(0.4)	(0.6)
Amortization of debt issuance costs	0.2	0.2
Gain on sale of property, plant and equipment	(0.4)	—
Change in deferred income taxes	(0.1)	(6.2)
Other	0.1	1.0
Changes in operating assets and liabilities:
Accounts receivable	4.7	(37.3)
Inventories	(18.5)	9.1
Prepaid expenses and other assets	(5.0)	1.5
Accounts payable	(8.1)	12.0
Other liabilities	(8.5)	3.0
Net cash provided by operating activities	9.7	16.4

Investing activities:
Purchases of property, plant and equipment	(15.9)	(11.6)
Sale of property, plant and equipment	0.5	—
Net cash used in investing activities	(15.4)	(11.6)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.3)	(3.9)
Repayments of finance leases	(0.2)	(0.1)
Proceeds from exercise of stock options	0.5	0.1
Purchases of common stock	(8.4)	—
Cash dividends	(5.2)	(5.0)
Repayments of borrowings	(4.7)	(4.1)
Net cash used in financing activities	(18.3)	(13.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.3)	1.9
Decrease in cash and cash equivalents	(25.3)	(6.3)
Cash and cash equivalents at beginning of the period	233.2	217.3
Cash and cash equivalents at end of the period	$207.9	$211.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$0.9	$1.5
Income taxes, net of refunds	$7.3	$4.8
Operating lease obligations	$1.9	$2.1

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

Impact of the COVID-19 pandemic

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. The Company expects that the global health crisis caused by the COVID-19 pandemic will continue to negatively impact its business and results of operations for the foreseeable future. The extent of the impact will depend on a number of evolving and uncertain factors, including the duration and spread of COVID-19 (and its variants), the rate of vaccinations, actions taken by governmental authorities to further restrict business operations and social activity and impose travel restrictions, shifting consumer demand, the ability of the Company’s supply chain to deliver in a timely and cost-effective manner, the ability of the Company’s employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of the Company’s customers and suppliers and future access to capital.

While demand for the Company’s products improved, the recovery in demand has had business interruptions, including increased material and logistics costs, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its non-automotive customers. The Company expects this semiconductor shortage will likely have a continued impact on its operating results and financial condition in fiscal 2022.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $1.9 million and $2.9 million in the three months ended July 31, 2021 and August 1, 2020, respectively, and has been reported as other income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company’s goodwill, identifiable intangible assets, and other long-lived assets, and its valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of July 31, 2021 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company’s condensed consolidated financial statements as of July 31, 2021 and for the three months then ended. However, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

At this time, the ultimate impact of the COVID-19 pandemic cannot be reasonably estimated due to the uncertainty about the extent and duration of the spread of the virus. Therefore, it is possible the COVID-19 pandemic could still have an adverse impact on the Company’s future business, operating results and financial condition.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended May 1, 2021, filed with the SEC on June 24, 2021. Results may vary from quarter to quarter for reasons other than seasonality.

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended July 31, 2021 and August 1, 2020 were both 13 week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended May 1, 2021. There have been no material changes to the significant accounting policies in the three months ended July 31, 2021 other than those noted below.

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this guidance as of May 2, 2021, and the impact on its condensed consolidated financial statements was not material.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the three months ended July 31, 2021 and August 1, 2020 were not material.

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

	Three Months Ended July 31, 2021
(in millions)	Auto	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$99.1	$42.4	$12.5	$0.8	$154.8
Europe & Africa	57.8	19.8	—	—	77.6
Asia	38.9	16.3	0.2	—	55.4
Total net sales	$195.8	$78.5	$12.7	$0.8	$287.8
Timing of revenue recognition:
Goods transferred at a point in time	$189.7	$78.5	$12.7	$0.8	$281.7
Goods transferred over time	6.1	—	—	—	6.1
Total net sales	$195.8	$78.5	$12.7	$0.8	$287.8

	Three Months Ended August 1, 2020
(in millions)	Auto	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$76.3	$20.6	$13.2	$0.4	$110.5
Europe & Africa	28.8	12.8	—	—	41.6
Asia	20.0	18.6	0.2	—	38.8
Total net sales	$125.1	$52.0	$13.4	$0.4	$190.9
Timing of revenue recognition:
Goods transferred at a point in time	$120.1	$52.0	$13.4	$0.4	$185.9
Goods transferred over time	5.0	—	—	—	5.0
Total net sales	$125.1	$52.0	$13.4	$0.4	$190.9

Note 3. Restructuring

The Company continually monitors market factors and industry trends and takes necessary actions to reduce overall costs and improve operational profitability. In fiscal 2021, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months ended August 1, 2020, the Company recognized $3.4 million of restructuring costs, of which $1.9 million was recorded in cost of products sold and $1.5 million was recorded in selling and administrative expenses.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of right-of-use lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. The table below presents restructuring costs by reportable segment:

	Three Months Ended August 1, 2020
(in millions)	Auto	Industrial	Interface	Medical	Corporate	Total
Employee termination benefits	$1.4	$0.6	$0.4	$—	$0.1	$2.5
Asset impairment charges	—	—	0.3	—	—	0.3
Contract termination costs	0.6	—	—	—	—	0.6
Total	$2.0	$0.6	$0.7	$—	$0.1	$3.4

The Company’s restructuring liability was $0.2 million and $1.2 million as of July 31, 2021 and May 1, 2021, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

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

The Company’s income tax expense and effective tax rate for the three months ended July 31, 2021 and August 1, 2020 were as follows:

	Three Months Ended
(in millions)	July 31, 2021	August 1, 2020
Income before income taxes	$34.8	$15.6
Income tax expense (benefit)	$5.7	$(5.1)
Effective tax rate	16.4%	(32.7)%

The income tax provision for the three months ended July 31, 2021 was lower than the U.S. statutory tax rate primarily due to foreign operations with lower statutory tax rates. The income tax provision for the three months ended August 1, 2020 was lower than the U.S. statutory tax rate primarily due to a benefit from tax credits claimed in a foreign jurisdiction of $6.6 million, additional beneficial tax attributes claimed of $1.2 million and income derived from foreign operations with lower statutory rates.

The Company’s unrecognized income tax benefits were $5.3 million as of both July 31, 2021 and May 1, 2021. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, lapse of applicable statutes of limitations and changes in tax law.

Note 5. Balance Sheet Components

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $0.8 million and $0.7 million as of July 31, 2021 and May 1, 2021, respectively.

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

(in millions)	July 31, 2021	May 1, 2021
Finished products	$30.7	$24.8
Work in process	15.6	14.0
Raw materials	96.1	85.4
Total inventories	$142.4	$124.2

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	July 31, 2021	May 1, 2021
Land	$3.3	$3.3
Buildings and building improvements	89.0	88.9
Machinery and equipment	420.3	408.0
Construction in progress	25.6	24.8
Total property, plant and equipment, gross	538.2	525.0
Less: accumulated depreciation	(323.6)	(321.0)
Property, plant and equipment, net	$214.6	$204.0

Depreciation expense was $7.8 million and $7.4 million in the three months ended July 31, 2021 and August 1, 2020, respectively. As of July 31, 2021 and May 1, 2021, capital expenditures recorded in accounts payable totaled $2.5 million and $5.5 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of July 31, 2021 and May 1, 2021, the Company had $27.8 million and $25.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or over the estimated useful life of the assets. As of July 31, 2021 and May 1, 2021, Company-owned tooling was $16.7 million and $17.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of May 1, 2021	$106.7	$128.9	$235.6
Foreign currency translation	(0.1)	(0.3)	(0.4)
Balance as of July 31, 2021	$106.6	$128.6	$235.2

The Company tests indefinite-lived intangible assets and goodwill for impairment by either performing a qualitative evaluation or a quantitative test at least annually, or more frequently if an indication of impairment arises. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount. No impairment indicators were identified in the first quarter of fiscal 2022.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of July 31, 2021
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$234.9	$(46.0)	$188.9	15.4
Trade names, patents and technology licenses	58.6	(25.2)	33.4	6.8
Total amortized intangible assets	293.5	(71.2)	222.3
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$295.3	$(71.2)	$224.1

	As of May 1, 2021
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$235.3	$(42.7)	$192.6	15.6
Trade names, patents and technology licenses	58.7	(23.7)	35.0	7.0
Total amortized intangible assets	294.0	(66.4)	227.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$295.8	$(66.4)	$229.4

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2022	$14.3
2023	19.1
2024	18.7
2025	18.2
2026	17.3
Thereafter	134.7
Total	$222.3

Note 7. Derivative Instruments and Hedging Activities

The Company is exposed to various market risks including, but not limited to, foreign currency exchange rates and market interest rates. The Company strives to control its exposure to these risks through our normal operating activities and, where appropriate, through the use of derivative financial instruments. Derivative financial instruments are measured at fair value on a recurring basis.

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in Accumulated Other Comprehensive Income (“AOCI”) in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI is recorded in earnings and reflected in the condensed consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the condensed consolidated statements of income on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCI in the condensed consolidated balance sheets.

Net investment hedges

The Company has a variable-rate, cross-currency swap, maturing on August 31, 2023, with a notional value of $60.0 million (€54.8 million). The Company entered into the cross-currency swap to mitigate changes in net assets due to changes in U.S. dollar-euro spot exchange rates. The cross-currency swap is designated as a hedge of the Company’s net investment in a euro-based subsidiary.

The fair value of the cross-currency swap is classified within Level 2 of the fair value hierarchy. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in either the three months ended July 31, 2021 or August 1, 2020. As of July 31, 2021 and May 1, 2021, the cross-currency swap was in a net liability position with an aggregate fair value of $5.7 million and $6.8 million, respectively, and is recorded within other long-term liabilities in the condensed consolidated balance sheets.

Interest rate swaps

In April 2021, the Company entered into interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure and to mitigate the impact of interest rate variability. The interest rate swaps are designated as cash flow hedges.

The fair value of the interest rate swap is classified within Level 2 of the fair value hierarchy. Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. As of July 31, 2021 and May 1, 2021, the interest rate swap was in a net liability position with an aggregate fair value of $0.3 million and $0.2 million, respectively, and is recorded within other long-term liabilities in the condensed consolidated balance sheets. No ineffectiveness was recognized in the three months ended July 31, 2021.

Derivatives not designated as hedges

The Company uses short-term foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other income, net, along with the foreign currency gains and losses on monetary assets and liabilities in the condensed consolidated statements of income.

As of July 31, 2021 and May 1, 2021, the Company held foreign currency forward contracts with a notional value of $19.3 million and $14.8 million, respectively. The forward contracts were in a net liability position with an aggregate fair value of $36 thousand and $22 thousand as of July 31, 2021, and May 1, 2021, respectively, and are recorded within other accrued liabilities in the condensed consolidated balance sheets. During the three months ended July 31, 2021, an immaterial gain was recognized in the condensed consolidated statements of income.

Note 8. Debt

A summary of debt is shown below:

(in millions)	July 31, 2021	May 1, 2021
Revolving credit facility	$8.7	$9.9
Term loan	215.6	218.7
Other debt	12.5	13.0
Unamortized debt issuance costs	(1.4)	(1.5)
Total debt	235.4	240.1
Less: current maturities	(14.8)	(14.9)
Total long-term debt	$220.6	$225.2

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

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 1.3% as of July 31, 2021. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of July 31, 2021, the Company was in compliance with all the covenants in the Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of 11 notes with maturities ranging from 2021 to 2031. The weighted-average interest rate on this debt was approximately 1.5% at July 31, 2021 and $2.3 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In the three months ended July 31, 2021, the Company purchased 157,513 shares at a cost of $7.6 million. As of July 31, 2021, a total of 325,462 shares have been purchased at a total cost of $15.1 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings. As of July 31, 2021, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was approximately $84.9 million.

Dividends

The Company paid dividends totaling $5.2 million and $5.0 million in the three months ended July 31, 2021 and August 1, 2020, respectively. Dividends paid in the three months ended August 1, 2020 include $0.9 million of dividends on restricted stock that vested during the period. The Company increased its quarterly dividend from $0.11 per share to $0.14 per share in the three months ended July 31, 2021.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

	Three Months Ended
(in millions)	July 31, 2021	August 1, 2020
Currency Translation Adjustments:
Balance at beginning of period	$11.5	$(25.9)
Other comprehensive (loss) income recognized during the period, net of tax (expense)/ benefit of $(0.2) million; $0.3 million	(4.1)	20.3
Balance at end of period	7.4	(5.6)

Derivative Instruments:
Balance at beginning of period	(5.4)	(1.0)
Other comprehensive income (loss) recognized during the period, net of tax (expense)/benefit of $(0.2) million; $1.1 million	0.9	(3.6)
Balance at end of period	(4.5)	(4.6)

Accumulated other comprehensive income (loss), end of period	$2.9	$(10.2)

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of July 31, 2021, there were 101,750 shares available for award under the 2014 Plan.

Restricted stock awards and performance units

As of July 31, 2021, the Company had 928,412 RSAs outstanding which will be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, an additional 464,206 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be achieved. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, compensation expense has not been recognized for the RSAs or PUs in the three months ended July 31, 2021, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $26.5 million as of July 31, 2021.

Restricted stock units

RSUs granted under the 2014 Plan vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest.

The following table summarizes RSU activity under the 2014 Plan:

	Restricted Stock Units	Weighted average grant date fair value
Non-vested at May 1, 2021	927,611	$28.50
Awarded	46,300	$48.41
Vested	—	$—
Forfeited	—	$—
Non-vested at July 31, 2021	973,911	$29.45

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of July 31, 2021, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

In the three months ended July 31, 2021 and August 1, 2020, the Company granted 32,505 shares and 33,000 shares, respectively, of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. In the three months ended July 31, 2021, a total of 17,730 shares were deferred. The fair value of shares granted was determined based on the closing price of the Company’s stock on the date of grant.

Stock options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at May 1, 2021	73,000	$37.01	3.2	$0.6
Exercised	(13,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at July 31, 2021	60,000	$37.01	2.9	$0.6

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. The total intrinsic value of options exercised in the three months ended July 31, 2021 was $0.2 million.

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
(in millions)	July 31, 2021	August 1, 2020
RSUs	$2.5	$—
Director awards	1.5	0.9
Total stock-based compensation expense	$4.0	$0.9

Note 10. Income per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	July 31, 2021	August 1, 2020
Numerator:
Net income (in millions)	$29.1	$20.7

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	37,939,488	37,836,543
Dilutive potential common shares	518,470	321,875
Denominator for diluted income per share	38,457,958	38,158,418

Basic and diluted income per share:
Basic income per share	$0.77	$0.55
Diluted income per share	$0.76	$0.54

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	928,412	101,668

Note 11.Segment Information

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended July 31, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$197.0	$81.2	$12.7	$0.8	$(3.9)	$287.8
Transfers between segments	(1.2)	(2.7)	—	—	3.9	—
Net sales to unaffiliated customers	$195.8	$78.5	$12.7	$0.8	$—	$287.8

Income/(loss) from operations	$27.3	$20.2	$1.1	$(1.2)	$(13.3)	$34.1
Interest expense, net						1.1
Other income, net						(1.8)
Income before income taxes						$34.8

	Three Months Ended August 1, 2020
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$126.4	$52.4	$13.4	$0.4	$(1.7)	$190.9
Transfers between segments	(1.3)	(0.4)	—	—	1.7	—
Net sales to unaffiliated customers	$125.1	$52.0	$13.4	$0.4	$—	$190.9

Income/(loss) from operations	$15.3	$7.0	$1.1	$(1.6)	$(8.0)	$13.8
Interest expense, net						1.6
Other income, net						(3.4)
Income before income taxes						$15.6

(in millions)	July 31, 2021	May 1, 2021
Identifiable assets:
Automotive	$746.2	$739.5
Industrial	468.5	461.6
Interface	86.8	90.4
Medical	7.7	7.6
Eliminations/Corporate	149.8	167.9
Total identifiable assets	$1,459.0	$1,467.0

Note 12. Contingencies

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it modified the injunction from the entire world to all of the countries in which Hetronic sells its products. It is possible that the defendants may seek to further appeal this decision and these matters. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or our strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

Additional details and factors are discussed under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended May 1, 2021. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaims any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

COVID-19 Pandemic Update

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. We expect that the global health crisis caused by the COVID-19 pandemic will continue to negatively impact our business and results of operations for the foreseeable future. The extent of the impact will depend on a number of evolving and uncertain factors, including the duration and spread of COVID-19 (and its variants), the rate of vaccinations, actions taken by governmental authorities to further restrict business operations and social activity and impose travel restrictions, shifting consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital.

We continue to focus on effectively managing the unprecedented challenges and uncertainties of the pandemic on a global basis. Management has prioritized the health and safety of our employees and their families. We adopted numerous safety procedures at our global facilities, including hygiene and disinfection protocols, testing and contact tracing, social distancing and wearing personal protective equipment. We implemented the sharing of best practices throughout our global facilities, resulting in effective and standardized safety guidelines and procedures, updated on a regular basis, promoting the health and safety of our employees.

While demand for our products improved, the recovery in demand has had business interruptions, including increased material and logistics costs, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage will likely have a continued impact on our operating results and financial condition in fiscal 2022.

Results of Operations for the Three Months Ended July 31, 2021 compared to the Three Months Ended August 1, 2020

	Three months ended
(in millions)	July 31, 2021		August 1, 2020		Net Change ($)	Net Change (%)
Net sales	$287.8	100.0%	$190.9	100.0%	$96.9	50.8%
Cost of products sold	216.1	75.1%	145.8	76.4%	70.3	48.2%
Gross profit	71.7	24.9%	45.1	23.6%	26.6	59.0%
Selling and administrative expenses	32.8	11.4%	26.6	13.9%	6.2	23.3%
Amortization of intangibles	4.8	1.7%	4.7	2.5%	0.1	2.1%
Interest expense, net	1.1	0.4%	1.6	0.8%	(0.5)	(31.3)%
Other income, net	(1.8)	(0.6)%	(3.4)	(1.8)%	1.6	(47.1)%
Income tax expense (benefit)	5.7	2.0%	(5.1)	(2.7)%	10.8	(211.8)%
Net income	$29.1	10.1%	$20.7	10.8%	$8.4	40.6%

Net sales. Net sales increased $96.9 million, or 50.8%, to $287.8 million in the three months ended July 31, 2021, compared to $190.9 million in the three months ended August 1, 2020. The impact of foreign currency translation increased net sales by $10.3 million, primarily due to the strengthening of the euro and Chinese renminbi, relative to the U.S. dollar. Excluding the impact of foreign currency translation, net sales increased by $86.6 million, primarily due to higher sales in the Automotive and Industrial segments.

Cost of products sold. Cost of products sold increased $70.3 million, or 48.2%, to $216.1 million (75.1% of sales) in the three months ended July 31, 2021, compared to $145.8 million (76.4% of sales) in the three months ended August 1, 2020. The impact of foreign currency translation increased cost of products sold by $7.1 million. Excluding the impact of foreign currency translation, cost of products sold increased by $63.2 million primarily due to higher sales volumes and higher material and logistics costs. Labor costs were also higher as the three months ended August 1, 2020 included the impact of temporary salary reductions and four-day work weeks in response to the COVID-19 pandemic.

Gross profit. Gross profit increased $26.6 million, or 59.0%, to $71.7 million (24.9% of sales) in the three months ended July 31, 2021, compared to $45.1 million (23.6% of sales) in the three months ended August 1, 2020. The impact of foreign currency translation increased gross profit by $3.2 million. Excluding the impact of foreign currency translation, gross profit increased by $23.4 million. The increase was due to higher sales volumes compared to the three months ended August 1, 2020 which was negatively impacted by the COVID-19 pandemic.

Selling and administrative expenses. Selling and administrative expenses increased $6.2 million, or 23.3%, to $32.8 million (11.4% of sales) in the three months ended July 31, 2021, compared to $26.6 million (13.9% of sales) in the three months ended August 1, 2020. The impact of foreign currency translation increased selling and administrative expenses by $0.8 million. Excluding the impact of foreign currency translation, selling and administrative expenses increased by $5.4 million. The increase was primarily due to higher stock-based compensation expense and salary expense, partially offset by lower restructuring costs. Stock-based compensation expense increased by $3.1 million as our long-term incentive plan was not introduced until the second quarter of fiscal 2021. Salary expense was higher as the three months ended August 1, 2020 included the impact of temporary salary reductions and four-day work weeks in response to the COVID-19 pandemic. In the three months ended August 1, 2020, we recognized $1.5 million of restructuring costs.

Amortization of intangibles. Amortization of intangibles was $4.8 million and $4.7 million in the three months ended July 31, 2021 and August 1, 2020, respectively.

Interest expense, net. Interest expense, net was $1.1 million in the three months ended July 31, 2021, compared to $1.6 million in the three months ended August 1, 2020. The decrease was primarily due to lower average borrowings. Average borrowings were lower as the three months ended August 1, 2020 included the precautionary $100.0 million draw-down in March 2020, which was fully repaid in the third quarter of fiscal 2021.

Other income, net. Other income, net was $1.8 million in the three months ended July 31, 2021, compared to $3.4 million in the three months ended August 1, 2020. In the three months ended July 31, 2021, we received $1.9 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic, compared to $2.9 million in the three months ended August 1, 2020. Net foreign exchange losses were $0.2 million in the three months ended July 31, 2021, compared to net foreign exchange gains of $0.7 million in the three months ended August 1, 2020.

Income tax expense (benefit). Income tax expense was $5.7 million (16.4% effective tax rate) in the three months ended July 31, 2021, compared to an income tax benefit of $5.1 million in the three months ended August 1, 2020. The income tax benefit in the three months ended August 1, 2020 resulted in a negative effective tax rate of 32.7% which was primarily due to a benefit from tax credits claimed in a foreign jurisdiction of $6.6 million, additional beneficial tax attributes claimed of $1.2 million and income derived from foreign operations with lower statutory rates. Excluding the discrete tax benefits, the effective tax rate would have been 17.2%.

Net income. Net income increased $8.4 million, or 40.6%, to $29.1 million in the three months ended July 31, 2021, compared to $20.7 million in the three months ended August 1, 2020. Net income increased as a result of the reasons described above and a favorable foreign currency translation of $1.9 million.

Operating Segments

Automotive

	Three months ended
(in millions)	July 31, 2021	August 1, 2020	Net Change ($)	Net Change (%)
Net sales	$195.8	$125.1	$70.7	56.5%
Gross profit	$41.7	$26.2	$15.5	59.2%
As a percent of net sales	21.3%	20.9%
Income from operations	$27.3	$15.3	$12.0	78.4%
As a percent of net sales	13.9%	12.2%

Net sales. Automotive segment net sales increased $70.7 million, or 56.5%, to $195.8 million in the three months ended July 31, 2021, compared to $125.1 million in the three months ended August 1, 2020. The impact of foreign currency translation increased net sales by $7.1 million. Excluding the impact of foreign currency translation, net sales increased by $63.6 million. Net sales in the three months ended August 1, 2020 were negatively impacted by the COVID-19 pandemic, resulting in lower demand from our automotive customers, primarily in North America and Europe.

Net sales in North America increased $22.8 million, or 29.9%, to $99.1 million in the three months ended July 31, 2021, compared to $76.3 million in the three months ended August 1, 2020. Net sales in Europe increased $29.0 million, or 100.7%, to $57.8 million in the three months ended July 31, 2021, compared to $28.8 million in the three months ended August 1, 2020. The stronger euro, relative to the U.S. dollar, increased net sales in Europe by $3.6 million. Excluding the impact of foreign currency translation, net sales in Europe increased by $25.4 million. Net sales in Asia increased $18.9 million, or 94.5%, to $38.9 million in the three months ended July 31, 2021, compared to $20.0 million in the three months ended August 1, 2020. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $3.5 million. Excluding foreign currency translation, net sales in Asia increased by $15.4 million primarily due to higher sales of electric vehicle products which shifted from North America to Asia.

Gross profit. Automotive segment gross profit increased $15.5 million, or 59.2%, to $41.7 million in the three months ended July 31, 2021, compared to $26.2 million in the three months ended August 1, 2020. The impact of foreign currency translation increased gross profit by $1.8 million. Excluding the impact of foreign currency translation, gross profit increased by $13.7 million. Automotive segment gross profit margins increased to 21.3% in the three months ended July 31, 2021, compared to 20.9% in the three months ended August 1, 2020. The increase in gross profit margins was primarily due to higher sales, partially offset by higher costs for premium freight and factory inefficiencies resulting from supply chain disruptions due to the COVID-19 pandemic.

Income from operations. Automotive segment income from operations increased $12.0 million, or 78.4%, to $27.3 million in the three months ended July 31, 2021, compared to $15.3 million in the three months ended August 1, 2020. The impact of foreign currency translation increased income from operations by $1.1 million. Excluding the impact of foreign currency translation, income from operations increased by $10.9 million. The increase was primarily due to higher gross profit, partially offset by higher selling and administrative expenses. Selling and administrative expenses were lower in the three months ended August 1, 2020 due to the impact of salary reductions and other cost saving measures in response to the COVID-19 pandemic.

Industrial

	Three months ended
(in millions)	July 31, 2021	August 1, 2020	Net Change ($)	Net Change (%)
Net sales	$78.5	$52.0	$26.5	51.0%
Gross profit	$28.5	$16.4	$12.1	73.8%
As a percent of net sales	36.3%	31.5%
Income from operations	$20.2	$7.0	$13.2	188.6%
As a percent of net sales	25.7%	13.5%

Net sales. Industrial segment net sales increased $26.5 million, or 51.0%, to $78.5 million in the three months ended July 31, 2021, compared to $52.0 million in the three months ended August 1, 2020. Foreign currency translation increased net sales by $3.2 million. Excluding foreign currency translation, net sales increased by $23.3 million primarily due to higher sales volumes of all product categories in the Industrial segment. Net sales in the three months ended August 1, 2020 for commercial vehicle lighting solutions and radio remote control devices were negatively impacted by the COVID-19 pandemic, resulting in lower demand from customers.

Gross profit. Industrial segment gross profit increased $12.1 million, or 73.8%, to $28.5 million in the three months ended July 31, 2021, compared to $16.4 million in the three months ended August 1, 2020. Foreign currency translation increased gross profit by $1.4 million. Excluding foreign currency translation, gross profit increased by $10.7 million. Gross profit margins increased to 36.3% in the three months ended July 31, 2021, compared to 31.5% in the three months ended August 1, 2020. The increase in gross profit margins was primarily due to higher sales from commercial vehicle lighting solutions and radio remote control devices. This was partially offset by lower gross profit margins from busbar products due to higher materials costs.

Income from operations. Industrial segment income from operations increased $13.2 million, or 188.6%, to $20.2 million in the three months ended July 31, 2021, compared to $7.0 million in the three months ended August 1, 2020. Foreign currency translation increased income from operations by $1.3 million. Excluding foreign currency translation, income from operations increased by $11.9 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses were lower primarily due to lower legal expenses and restructuring costs. In the three months ended August 1, 2020, restructuring costs were $0.6 million.

Interface

	Three months ended
(in millions)	July 31, 2021	August 1, 2020	Net Change ($)	Net Change (%)
Net sales	$12.7	$13.4	$(0.7)	(5.2)%
Gross profit	$1.7	$2.5	$(0.8)	(32.0)%
As a percent of net sales	13.4%	18.7%
Income from operations	$1.1	$1.1	$—	—
As a percent of net sales	8.7%	8.2%

Net sales. Interface segment net sales decreased $0.7 million, or 5.2%, to $12.7 million in the three months ended July 31, 2021, compared to $13.4 million in the three months ended August 1, 2020. The decrease was primarily due to lower sales volumes of appliance products and data solutions products, which were negatively impacted by a shortage of semiconductor chips.

Gross profit. Interface segment gross profit decreased $0.8 million, or 32.0%, to $1.7 million in the three months ended July 31, 2021, compared to $2.5 million in the three months ended August 1, 2020. Gross profit margins decreased to 13.4% in the three months ended July 31, 2021, from 18.7% in the three months ended August 1, 2020. The decrease in gross profit margins was due to lower sales volumes and higher material costs.

Income from operations. Interface segment income from operations was $1.1 million in the three months ended July 31, 2021, unchanged from the three months ended August 1, 2020. Lower gross profit of $0.8 million was offset by lower selling and administrative expenses. Selling and administrative expenses decreased as the three months ended August 1, 2020 included $0.8 million of restructuring costs.

Medical

	Three months ended
(in millions)	July 31, 2021	August 1, 2020	Net Change ($)	Net Change (%)
Net sales	$0.8	$0.4	$0.4	100.0%
Gross profit	$-	$(0.6)	$0.6	(100.0)%
Loss from operations	$(1.2)	$(1.6)	$0.4	(25.0)%

Net sales. The Medical segment had net sales of $0.8 million in the three months ended July 31, 2021, compared to $0.4 million in the three months ended August 1, 2020. Net sales increased due to higher product demand.

Gross profit. Medical segment gross profit was breakeven in the three months ended July 31, 2021, compared to a loss of $0.6 million in the three months ended August 1, 2020. The improvement was primarily due to higher net sales.

Loss from operations. Medical segment loss from operations decreased $0.4 million, to $1.2 million in the three months ended July 31, 2021, compared to $1.6 million in the three months ended August 1, 2020. The improvement was due to higher gross profit, partially offset by higher selling and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and share buybacks. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, our liquidity position could be severely impacted.

As of July 31, 2021, we had $207.9 million of cash and cash equivalents, of which $97.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of July 31, 2021, a total of 325,462 shares have been purchased at a total cost of $15.1 million since the commencement of the share buyback program. As of July 31, 2021, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $84.9 million.

Credit Agreement

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. As of July 31, 2021, $8.7 million in principal was outstanding under the revolving credit facility and we have $191.3 million of availability under the revolving credit facility. As of July 31, 2021, $215.6 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of July 31, 2021. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

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

Cash Flows

	Three Months Ended
(in millions)	July 31, 2021	August 1, 2020
Operating activities:
Net income	$29.1	$20.7
Non-cash items	16.0	7.4
Changes in operating assets and liabilities	(35.4)	(11.7)
Net cash provided by operating activities	9.7	16.4
Net cash used in investing activities	(15.4)	(11.6)
Net cash used in financing activities	(18.3)	(13.0)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.9
Decrease in cash and cash equivalents	(25.3)	(6.3)
Cash and cash equivalents at beginning of the period	233.2	217.3
Cash and cash equivalents at end of the period	$207.9	$211.0

Operating activities

Net cash provided by operating activities decreased $6.7 million to $9.7 million in the three months ended July 31, 2021, from $16.4 million in the three months ended August 1, 2020. The decrease was due to higher cash outflows related to changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The $35.4 million of cash outflows for operating assets and liabilities in the three months ended July 31, 2021 was primarily due to lower accounts payable and other liabilities and higher inventory and prepaid expenses and other assets, partially offset by lower accounts receivable.

Investing activities

Net cash used in investing activities was $15.4 million in the three months ended July 31, 2021, compared to $11.6 million in the three months ended August 1, 2020. Capital expenditures were $15.9 million and $11.6 million in the three months ended July 31, 2021 and August 1, 2020, respectively. We received $0.5 million of cash from the sale of property, plant and equipment in the three months ended July 31, 2021.

Financing activities

Net cash used in financing activities was $18.3 million in the three months ended July 31, 2021, compared to $13.0 million in the three months ended August 1, 2020. We paid cash dividends of $5.2 million in the three months ended July 31, 2021, compared to $5.0 million in the three months ended August 1, 2020. We increased our quarterly dividend from $0.11 per share to $0.14 per share in the three months ended July 31, 2021. In the three months ended July 31, 2021, we paid $0.3 million in taxes related to the net share settlement of equity awards compared to $3.9 million in the three months ended August 1, 2020. We also spent $8.4 million of cash for the purchase of shares under our share buyback program. In the three months ended July 31, 2021, we had net repayments on our borrowings of $4.7 million, compared to $4.1 million in the three months ended August 1, 2020.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in Item 1.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in our favor. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it modified the injunction from the entire world to all of the countries in which Hetronic sells its products. It is possible that the defendants may seek to further appeal this decision and these matters. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.

In the three months ended July 31, 2021 and August 1, 2020, we incurred Hetronic-related legal fees of $0.7 million and $1.9 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the three months ended July 31, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended May 1, 2021.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to the risk factors previously disclosed in Part I - Item 1A, “Risk Factors” of our Form 10-K for the year ended May 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock, expiring on March 31, 2023. Purchases under this program may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of July 31, 2021, we purchased and retired $15.1 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended July 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
May 2, 2021 through May 29, 2021	21,140	$44.88	13,997	$91.9
May 30, 2021 through July 3, 2021	105,916	$48.60	105,916	$86.7
July 4, 2021 through July 31, 2021	37,600	$48.87	37,600	$84.9

(1) In addition to open-market purchases, 7,143 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presention Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	September 2, 2021