Form 10-Q
period 2021-10-30
METHODE ELECTRONICS INC
filed 2021-12-02
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 30, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

At November 30, 2021, the registrant had 37,268,905 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$295.5	$300.8	$583.3	$491.7

Cost of products sold	226.3	220.0	442.4	365.8

Gross profit	69.2	80.8	140.9	125.9

Selling and administrative expenses	31.2	30.8	64.0	57.4
Amortization of intangibles	4.8	5.0	9.6	9.7

Income from operations	33.2	45.0	67.3	58.8

Interest expense, net	1.1	1.4	2.2	3.0
Other income, net	(0.9)	(2.6)	(2.7)	(6.0)

Income before income taxes	33.0	46.2	67.8	61.8

Income tax expense	5.5	7.6	11.2	2.5

Net income	$27.5	$38.6	$56.6	$59.3

Basic and diluted income per share:
Basic	$0.73	$1.01	$1.50	$1.56
Diluted	$0.72	$1.01	$1.48	$1.56

Cash dividends per share	$0.14	$0.11	$0.28	$0.22

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$27.5	$38.6	$56.6	$59.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6.6)	1.4	(10.7)	21.7
Derivative financial instruments	1.7	0.9	2.6	(2.7)
Total comprehensive income	$22.6	$40.9	$48.5	$78.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	October 30, 2021	May 1, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177.2	$233.2
Accounts receivable, net	281.0	282.5
Inventories	149.0	124.2
Income taxes receivable	14.0	11.5
Prepaid expenses and other current assets	21.9	22.6
Total current assets	643.1	674.0
Long-term assets:
Property, plant and equipment, net	206.6	204.0
Goodwill	235.0	235.6
Other intangible assets, net	219.1	229.4
Operating lease right-of-use assets, net	21.8	22.3
Deferred tax assets	39.2	41.2
Pre-production costs	30.1	25.0
Other long-term assets	35.8	35.5
Total long-term assets	787.6	793.0
Total assets	$1,430.7	$1,467.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118.6	$122.9
Accrued employee liabilities	26.7	33.5
Other accrued liabilities	23.6	25.0
Short-term operating lease liabilities	6.9	6.1
Short-term debt	14.7	14.9
Income tax payable	17.3	20.3
Total current liabilities	207.8	222.7
Long-term liabilities:
Long-term debt	208.4	225.2
Long-term operating lease liabilities	16.0	17.5
Long-term income taxes payable	22.1	24.8
Other long-term liabilities	19.5	20.5
Deferred tax liabilities	37.4	38.3
Total long-term liabilities	303.4	326.3
Total liabilities	511.2	549.0
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,737,129 shares and 39,644,913 shares issued as of October 30, 2021 and May 1, 2021, respectively	19.4	19.8
Additional paid-in capital	163.8	157.6
Accumulated other comprehensive (loss) income	(2.0)	6.1
Treasury stock, 1,346,624 shares as of October 30, 2021 and May 1, 2021	(11.5)	(11.5)
Retained earnings	749.8	746.0
Total shareholders' equity	919.5	918.0
Total liabilities and shareholders' equity	$1,430.7	$1,467.0

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended October 30, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 31, 2021	39,544,645	$19.8	$161.2	$2.9	$(11.5)	$761.9	$934.3
Purchases of common stock	(807,516)	(0.4)	—	—	—	(34.4)	(34.8)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6
Other comprehensive loss	—	—	—	(4.9)	—	—	(4.9)
Net income	—	—	—	—	—	27.5	27.5
Dividends on common stock	—	—	—	—	—	(5.2)	(5.2)
Balance as of October 30, 2021	38,737,129	$19.4	$163.8	$(2.0)	$(11.5)	$749.8	$919.5

	Three Months Ended October 31, 2020
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of August 1, 2020	38,876,362	$19.4	$151.5	$(10.2)	$(11.5)	$664.6	$813.8
Stock-based compensation expense	—	—	1.0	—	—	—	1.0
Other comprehensive income	—	—	—	2.3	—	—	2.3
Net income	—	—	—	—	—	38.6	38.6
Dividends on common stock	—	—	—	—	—	(4.3)	(4.3)
Balance as of October 31, 2020	38,876,362	$19.4	$152.5	$(7.9)	$(11.5)	$698.9	$851.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued) (Unaudited)

(in millions, except share data)

	Six Months Ended October 30, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 1, 2021	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0
Issuance of restricted stock, net of tax withholding	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Exercise of stock options	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	(965,029)	(0.5)	—	—	—	(41.9)	(42.4)
Stock-based compensation expense	—	—	5.8	—	—	—	5.8
Other comprehensive loss	—	—	—	(8.1)	—	—	(8.1)
Net income	—	—	—	—	—	56.6	56.6
Dividends on common stock	—	—	—	—	—	(10.6)	(10.6)
Balance as of October 30, 2021	38,737,129	$19.4	$163.8	$(2.0)	$(11.5)	$749.8	$919.5

	Six Months Ended October 31, 2020
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 2, 2020	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4
Issuance of restricted stock, net of tax withholding	433,251	0.2	(0.2)	—	—	(3.9)	(3.9)
Exercise of stock options	5,000	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	1.9	—	—	—	1.9
Other comprehensive income	—	—	—	19.0	—	—	19.0
Net income	—	—	—	—	—	59.3	59.3
Dividends on common stock	—	—	—	—	—	(8.4)	(8.4)
Balance as of October 31, 2020	38,876,362	$19.4	$152.5	$(7.9)	$(11.5)	$698.9	$851.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	October 30, 2021	October 31, 2020
Operating activities:
Net income	$56.6	$59.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.9	24.7
Stock-based compensation expense	6.6	1.9
Change in cash surrender value of life insurance	(0.6)	(0.7)
Amortization of debt issuance costs	0.3	0.3
Gain on sale of property, plant and equipment	(0.4)	—
Change in deferred income taxes	0.1	(6.2)
Other	0.1	1.2
Changes in operating assets and liabilities:
Accounts receivable	(0.9)	(94.3)
Inventories	(25.8)	13.0
Prepaid expenses and other assets	(10.5)	7.8
Accounts payable	(1.3)	8.4
Other liabilities	(13.4)	41.3
Net cash provided by operating activities	36.7	56.7

Investing activities:
Purchases of property, plant and equipment	(21.3)	(15.2)
Sale of property, plant and equipment	0.6	—
Net cash used in investing activities	(20.7)	(15.2)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.3)	(3.9)
Repayments of finance leases	(0.3)	(0.2)
Proceeds from exercise of stock options	0.5	0.1
Purchases of common stock	(42.5)	—
Cash dividends	(10.3)	(9.1)
Proceeds from borrowings	—	1.5
Repayments of borrowings	(16.8)	(7.6)
Net cash used in financing activities	(69.7)	(19.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.3)	2.7
(Decrease) increase in cash and cash equivalents	(56.0)	25.0
Cash and cash equivalents at beginning of the period	233.2	217.3
Cash and cash equivalents at end of the period	$177.2	$242.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1.8	$3.0
Income taxes, net of refunds	$19.9	$10.3
Operating lease obligations	$4.5	$4.4

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

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $2.1 million and $3.3 million in the three months ended October 30, 2021 and October 31, 2020, respectively. The Company received $4.0 million and $6.2 million in the six months ended October 30, 2021 and October 31, 2020, respectively. Government assistance has been reported as other income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company’s goodwill, identifiable intangible assets, and other long-lived assets, and its valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of October 30, 2021 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company’s condensed consolidated financial statements as of October 30, 2021 and for the three and six months then ended. However, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

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

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended October 30, 2021 and October 31, 2020 were both 13-week periods, and the six months ended October 30, 2021 and October 31, 2020 were both 26-week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended May 1, 2021. There have been no material changes to the significant accounting policies in the six months ended October 30, 2021 other than those noted below.

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

New accounting pronouncements not yet adopted

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021; however, early adoption is permitted. The Company does not expect that the adoption of this standard will have an impact on its condensed consolidated financial statements; however the Company expects to increase its disclosures with respect to government assistance beginning in fiscal 2023.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the three and six months ended October 30, 2021 and October 31, 2020 were not material.

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

	Three Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$99.3	$42.1	$17.8	$0.8	$160.0
EMEA	54.9	23.4	—	—	78.3
Asia	41.8	15.2	0.2	—	57.2
Total net sales	$196.0	$80.7	$18.0	$0.8	$295.5
Timing of revenue recognition:
Goods transferred at a point in time	$189.2	$80.7	$18.0	$0.8	$288.7
Goods transferred over time	6.8	—	—	—	6.8
Total net sales	$196.0	$80.7	$18.0	$0.8	$295.5

	Three Months Ended October 31, 2020
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$117.8	$41.8	$16.2	$0.8	$176.6
EMEA	58.2	16.7	—	—	74.9
Asia	39.7	9.4	0.2	—	49.3
Total net sales	$215.7	$67.9	$16.4	$0.8	$300.8
Timing of revenue recognition:
Goods transferred at a point in time	$206.7	$67.9	$16.4	$0.8	$291.8
Goods transferred over time	9.0	—	—	—	9.0
Total net sales	$215.7	$67.9	$16.4	$0.8	$300.8

	Six Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$198.4	$84.5	$30.3	$1.6	$314.8
EMEA	112.7	43.2	—	—	155.9
Asia	80.7	31.5	0.4	—	112.6
Total net sales	$391.8	$159.2	$30.7	$1.6	$583.3
Timing of revenue recognition:
Goods transferred at a point in time	$378.9	$159.2	$30.7	$1.6	$570.4
Goods transferred over time	12.9	—	—	—	12.9
Total net sales	$391.8	$159.2	$30.7	$1.6	$583.3

	Six Months Ended October 31, 2020
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$194.1	$62.4	$29.4	$1.2	$287.1
EMEA	87.0	29.5	—	—	116.5
Asia	59.7	28.0	0.4	—	88.1
Total net sales	$340.8	$119.9	$29.8	$1.2	$491.7
Timing of Revenue Recognition:
Goods transferred at a point in time	$326.8	$119.9	$29.8	$1.2	$477.7
Goods transferred over time	14.0	—	—	—	14.0
Total net sales	$340.8	$119.9	$29.8	$1.2	$491.7

Note 3. Restructuring

The Company continually monitors market factors and industry trends and takes necessary actions to reduce overall costs and improve operational profitability. In fiscal 2021, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months ended October 31, 2020, the Company recognized $4.2 million of restructuring costs, of which $2.7 million was recorded in cost of products sold and $1.5 million was recorded in selling and administrative expenses. In the six months ended October 31, 2020, the Company recognized $7.6 million of restructuring costs, of which $4.6 million was recorded in cost of products sold and $3.0 million was recorded in selling and administrative expenses.

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

	Three Months Ended October 31, 2020
(in millions)	Automotive	Industrial	Interface	Medical	Corporate	Total
Employee termination benefits	$3.6	$0.2	$—	$—	$—	$3.8
Asset impairment charges	0.3	0.1	—	—	—	0.4
Contract termination costs	—	—	—	—	—	—
Total	$3.9	$0.3	$—	$—	$—	$4.2

	Six Months Ended October 31, 2020
(in millions)	Automotive	Industrial	Interface	Medical	Corporate	Total
Employee termination benefits	$5.0	$0.8	$0.4	$—	$0.1	$6.3
Asset impairment charges	0.3	0.1	0.3	—	—	0.7
Contract termination costs	0.6	—	—	—	—	0.6
Total	$5.9	$0.9	$0.7	$—	$0.1	$7.6

The Company’s restructuring liability was $0.2 million and $1.2 million as of October 30, 2021 and May 1, 2021, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

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

The Company’s income tax expense and effective tax rate for the three and six months ended October 30, 2021 and October 31, 2020 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Income before income taxes	$33.0	$46.2	$67.8	$61.8
Income tax expense	$5.5	$7.6	$11.2	$2.5
Effective tax rate	16.7%	16.5%	16.5%	4.0%

The effective tax rate for the three and six months ended October 30, 2021 and three months ended October 31, 2020 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates. The effective tax rate for the six months ended October 31, 2020 was lower than the U.S. statutory tax rate primarily due to a benefit from tax credits earned and research deductions claimed in foreign jurisdictions and income derived from foreign operations with lower statutory tax rates.

The Company’s gross unrecognized income tax benefits were $5.3 million as of both October 30, 2021 and May 1, 2021. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.2 million as of both October 30, 2021 and May 1, 2021.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of October 30, 2021, the Company had a balance of $30.0 million in money market accounts. The Company did not have any money market accounts as of May 1, 2021.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $0.8 million and $0.7 million as of October 30, 2021 and May 1, 2021, respectively.

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

(in millions)	October 30, 2021	May 1, 2021
Finished products	$30.0	$24.8
Work in process	14.5	14.0
Raw materials	104.5	85.4
Total inventories	$149.0	$124.2

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	October 30, 2021	May 1, 2021
Land	$3.3	$3.3
Buildings and building improvements	87.9	88.9
Machinery and equipment	417.9	408.0
Construction in progress	24.2	24.8
Total property, plant and equipment, gross	533.3	525.0
Less: accumulated depreciation	(326.7)	(321.0)
Property, plant and equipment, net	$206.6	$204.0

Depreciation expense was $8.5 million and $7.6 million in the three months ended October 30, 2021 and October 31, 2020, respectively. Depreciation expense was $16.3 million and $15.0 million in the six months ended October 30, 2021 and October 31, 2020, respectively. As of October 30, 2021 and May 1, 2021, capital expenditures recorded in accounts payable totaled $2.9 million and $5.5 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of October 30, 2021 and May 1, 2021, the Company had $30.1 million and $25.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or over the estimated useful life of the assets. As of October 30, 2021 and May 1, 2021, Company-owned tooling was $13.5 million and $17.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of May 1, 2021	$106.7	$128.9	$235.6
Foreign currency translation	(0.3)	(0.3)	(0.6)
Balance as of October 30, 2021	$106.4	$128.6	$235.0

The Company tests indefinite-lived intangible assets and goodwill for impairment by either performing a qualitative evaluation or a quantitative test at least annually, or more frequently if an indication of impairment arises. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount. No impairment indicators were identified in the second quarter of fiscal 2022.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of October 30, 2021
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$234.5	$(49.1)	$185.4	15.1
Trade names, patents and technology licenses	58.5	(26.6)	31.9	6.6
Total amortized intangible assets	293.0	(75.7)	217.3
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$294.8	$(75.7)	$219.1

	As of May 1, 2021
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$235.3	$(42.7)	$192.6	15.6
Trade names, patents and technology licenses	58.7	(23.7)	35.0	7.0
Total amortized intangible assets	294.0	(66.4)	227.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$295.8	$(66.4)	$229.4

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2022	$9.5
2023	19.1
2024	18.7
2025	18.1
2026	17.2
Thereafter	134.7
Total	$217.3

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in either the three or six months ended October 30, 2021 or October 31, 2020.

Interest rate swaps

In April 2021, the Company entered into interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure and to mitigate the impact of interest rate variability. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or six months ended October 30, 2021.

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

As of October 30, 2021 and May 1, 2021, the Company held foreign currency forward contracts with a notional value of $27.5 million and $14.8 million, respectively. During the three and six months ended October 30, 2021, an immaterial gain was recognized in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	October 30, 2021	May 1, 2021
Derivatives designated as hedging instruments:
Net investment hedges	Other long-term liabilities	$(4.0)	$(6.8)
Interest rate swaps	Other long-term liabilities	$—	$(0.2)
Interest rate swaps	Other long-term assets	$0.4	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$—

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net investment hedges	$1.6	$1.1	$2.8	$(3.5)
Interest rate swaps	0.7	—	0.6	—
Total	$2.3	$1.1	$3.4	$(3.5)

Note 8. Debt

A summary of debt is shown below:

(in millions)	October 30, 2021	May 1, 2021
Revolving credit facility	$—	$9.9
Term loan	212.5	218.7
Other debt	11.8	13.0
Unamortized debt issuance costs	(1.2)	(1.5)
Total debt	223.1	240.1
Less: current maturities	(14.7)	(14.9)
Total long-term debt	$208.4	$225.2

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

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 1.3% as of October 30, 2021. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of October 30, 2021, the Company was in compliance with all the covenants in the Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of 11 notes with maturities ranging from 2021 to 2031. The weighted-average interest rate on this debt was approximately 1.5% at October 30, 2021 and $2.2 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended		Six Months Ended
(in millions, except share and per share data)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Shares purchased	807,516	—	965,029	—
Average price per share	$43.07	$—	$43.93	$—
Total cost	$34.8	$—	$42.4	$—

As of October 30, 2021, a total of 1,132,978 shares have been purchased at a total cost of $49.9 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of October 30, 2021, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was approximately $50.1 million.

Dividends

The Company paid dividends totaling $5.1 million and $4.1 million in the three months ended October 30, 2021 and October 31, 2020, respectively. The Company paid dividends totaling $10.3 million and $9.1 million in the six months ended October 30, 2021 and October 31, 2020, respectively. Dividends paid in the six months ended October 31, 2020 include $0.9 million of dividends on restricted stock that vested during the period. The Company increased its quarterly dividend from $0.11 per share to $0.14 per share beginning in the three months ended July 31, 2021.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended		Six Months Ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Currency Translation Adjustments:
Balance at beginning of period	$7.4	$(5.6)	$11.5	$(25.9)
Other comprehensive (loss) income recognized during the period, net of tax (expense) benefit of $0.1 million; $-; $(0.1) million; $0.3 million	(6.6)	1.4	(10.7)	21.7
Balance at end of period	0.8	(4.2)	0.8	(4.2)

Derivative Financial Instruments:
Balance at beginning of period	(4.5)	(4.6)	(5.4)	(1.0)
Other comprehensive income (loss) recognized during the period, net of tax (expense) benefit of $(0.6) million; $(0.2) million; $(0.8) million; $0.8 million	1.7	0.9	2.6	(2.7)
Balance at end of period	(2.8)	(3.7)	(2.8)	(3.7)

Total accumulated other comprehensive loss	$(2.0)	$(7.9)	$(2.0)	$(7.9)

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of October 30, 2021, there were 101,691 shares available for award under the 2014 Plan.

Restricted stock awards and performance units

As of October 30, 2021, the Company had 928,412 RSAs outstanding which will be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, an additional 464,206 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be achieved. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, compensation expense has not been recognized for the RSAs or PUs in the three or six months ended October 30, 2021 and October 31, 2020, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $26.5 million as of October 30, 2021.

Restricted stock units

RSUs granted under the 2014 Plan vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest.

The following table summarizes RSU activity under the 2014 Plan:

	Restricted Stock Units	Weighted average grant date fair value
Non-vested at May 1, 2021	927,611	$28.50
Awarded	46,300	$48.41
Vested	—	$—
Forfeited	—	$—
Non-vested at October 30, 2021	973,911	$29.45

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of October 30, 2021, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

In the six months ended October 30, 2021 and October 31, 2020, the Company granted 32,505 shares and 33,000 shares, respectively, of common stock to its non-employee directors under the 2014 Plan. The shares vested immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. In the six months ended October 30, 2021, a total of 17,730 shares were deferred. The fair value of shares granted was determined based on the closing price of the Company’s stock on the date of grant.

Stock options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at May 1, 2021	73,000	$37.01	3.2	$0.6
Exercised	(13,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at October 30, 2021	60,000	$37.01	2.7	$0.3

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. The total intrinsic value of options exercised in the six months ended October 30, 2021 was $0.2 million.

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Six Months Ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
RSUs	$2.6	$1.0	$5.1	$1.0
Phantom director awards	—	—	0.8	—
Director awards	—	—	0.7	0.9
Total stock-based compensation expense	$2.6	$1.0	$6.6	$1.9

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator:
Net income (in millions)	$27.5	$38.6	$56.6	$59.3

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	37,544,357	38,106,793	37,741,923	37,971,668
Dilutive potential common shares	538,899	20,745	528,684	171,310
Denominator for diluted income per share	38,083,256	38,127,538	38,270,607	38,142,978

Basic and diluted income per share:
Basic income per share	$0.73	$1.01	$1.50	$1.56
Diluted income per share	$0.72	$1.01	$1.48	$1.56

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	928,412	1,017,000	928,412	559,334

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$197.1	$82.7	$18.0	$0.8	$(3.1)	$295.5
Transfers between segments	(1.1)	(2.0)	—	—	3.1	—
Net sales to unaffiliated customers	$196.0	$80.7	$18.0	$0.8	$—	$295.5

Income (loss) from operations	$23.6	$18.8	$4.4	$(1.8)	$(11.8)	$33.2
Interest expense, net						1.1
Other income, net						(0.9)
Income before income taxes						$33.0

	Three Months Ended October 31, 2020
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$216.9	$69.5	$16.4	$0.8	$(2.8)	$300.8
Transfers between segments	(1.2)	(1.6)	—	—	2.8	—
Net sales to unaffiliated customers	$215.7	$67.9	$16.4	$0.8	$—	$300.8

Income (loss) from operations	$38.8	$16.1	$3.1	$(1.5)	$(11.5)	$45.0
Interest expense, net						1.4
Other income, net						(2.6)
Income before income taxes						$46.2

	Six Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$394.1	$163.9	$30.7	$1.6	$(7.0)	$583.3
Transfers between segments	(2.3)	(4.7)	—	—	7.0	—
Net sales to unaffiliated customers	$391.8	$159.2	$30.7	$1.6	$—	$583.3

Income (loss) from operations	$50.9	$39.0	$5.5	$(3.0)	$(25.1)	$67.3
Interest expense, net						2.2
Other income, net						(2.7)
Income before income taxes						$67.8

	Six Months Ended October 31, 2020
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$343.3	$121.9	$29.8	$1.2	$(4.5)	$491.7
Transfers between segments	(2.5)	(2.0)	—	—	4.5	—
Net sales to unaffiliated customers	$340.8	$119.9	$29.8	$1.2	$—	$491.7

Income (loss) from operations	$54.1	$23.1	$4.2	$(3.1)	$(19.5)	$58.8
Interest expense, net						3.0
Other income, net						(6.0)
Income before income taxes						$61.8

(in millions)	October 30, 2021	May 1, 2021
Identifiable assets:
Automotive	$749.7	$739.5
Industrial	483.7	461.6
Interface	100.9	90.4
Medical	7.3	7.6
Eliminations/Corporate	89.1	167.9
Total identifiable assets	$1,430.7	$1,467.0

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. The District Court has indicated that it will set a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion. The defendants have filed a motion with the United States Supreme Court seeking a 60-day extension to late January 2022 to determine if they will seek certiorari and, if so, to file their petition. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

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

COVID-19 Pandemic Impact

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

Global Supply Chain Disruptions

While demand for our products improved in fiscal 2021, the recovery in demand has had business interruptions, including increased material and logistics costs, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage will likely have a continued impact on our operating results and financial condition in fiscal 2022.

Consolidated Results of Operations

The comparison of our historical results of operations for the three and six months ended October 30, 2021 to the three and six months ended October 31, 2020 is as follows:

	Three Months Ended		Six Months Ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$295.5	$300.8	$583.3	$491.7
Cost of products sold	226.3	220.0	442.4	365.8
Gross profit	69.2	80.8	140.9	125.9
Selling and administrative expenses	31.2	30.8	64.0	57.4
Amortization of intangibles	4.8	5.0	9.6	9.7
Interest expense, net	1.1	1.4	2.2	3.0
Other income, net	(0.9)	(2.6)	(2.7)	(6.0)
Income tax expense	5.5	7.6	11.2	2.5
Net income	$27.5	$38.6	$56.6	$59.3

Net sales

Net sales decreased $5.3 million, or 1.8%, to $295.5 million in the three months ended October 30, 2021, compared to $300.8 million in the three months ended October 31, 2020. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by higher sales volumes in the Industrial segment. Net sales were favorably impacted by foreign currency translation of $2.8 million, primarily due to the strengthening of the Chinese renminbi, relative to the U.S. dollar.

Net sales increased $91.6 million, or 18.6%, to $583.3 million in the six months ended October 30, 2021, compared to $491.7 million in the six months ended October 31, 2020. The increase was primarily due to higher sales in the Automotive and Industrial segments, which were negatively impacted by the COVID-19 pandemic in the first quarter of fiscal 2021. Net sales were favorably impacted by foreign currency translation of $13.1 million, primarily due to the strengthening of the Chinese renminbi and euro, relative to the U.S. dollar.

Cost of products sold

 Cost of products sold increased $6.3 million, or 2.9%, to $226.3 million (76.6% of net sales) in the three months ended October 30, 2021, compared to $220.0 million (73.1% of net sales) in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, cost of products sold increased by $4.3 million. The increase was a result of higher material, logistics and other operating costs of $7.0 million due in part to global supply chain disruptions and factory inefficiencies. This was partially offset by restructuring costs of $2.7 million recognized in the three months ended October 31, 2020.

Cost of products sold increased $76.6 million, or 20.9%, to $442.4 million (75.8% of net sales) in the six months ended October 30, 2021, compared to $365.8 million (74.4% of net sales) in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, cost of products sold increased by $67.4 million. The increase was primarily due to higher material, logistics and other operating costs of $71.9 million as a result of higher sales volumes and the impact of global supply chain disruptions and factory inefficiencies. Labor costs were higher as the six months ended October 31, 2020 included the impact of temporary salary reductions and four-day work weeks in response to the COVID-19 pandemic. This was partially offset by restructuring costs of $4.6 million recognized in the six months ended October 31, 2020.

Gross profit margin

Gross profit margin was 23.4% of net sales in the three months ended October 30, 2021, compared to 26.9% of net sales in the three months ended October 31, 2020. The decrease was due to lower sales volumes and higher material and other costs associated with supply chain disruptions.

Gross profit margin was 24.2% of net sales in the six months ended October 30, 2021, compared to 25.6% of net sales in the six months ended October 31, 2020. The decrease was due to higher material and other costs associated with supply chain disruptions, higher labor costs, partially offset by higher sales volumes. Labor costs were higher as the six months ended October 31, 2020 included the impact of temporary salary reductions and four-day work weeks in response to the COVID-19 pandemic.

Selling and administrative expenses

Selling and administrative expenses increased $0.4 million, or 1.3%, to $31.2 million (10.6% of net sales) in the three months ended October 30, 2021, compared to $30.8 million (10.2% of net sales) in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, selling and administrative expenses increased by $0.2 million. The increase was primarily due to higher stock-based compensation expense and salary expense, partially offset by lower restructuring costs and professional fees.

Selling and administrative expenses increased $6.6 million, or 11.5%, to $64.0 million (11.0% of net sales) in the six months ended October 30, 2021, compared to $57.4 million (11.7% of net sales) in the six months ended October 31, 2020. Excluding foreign currency translation, selling and administrative expenses increased by $5.6 million. The increase was primarily due to higher stock-based compensation expense, salary expense and travel expense, partially offset by lower restructuring costs and professional fees. Selling and administrative expenses as a percentage of net sales was higher in the six months ended October 31, 2020 as net sales was impacted by the COVID-19 pandemic.

Stock-based compensation expense increased as our long-term incentive plan was not introduced until the second quarter of fiscal 2021. Professional fees decreased due to lower Hetronic-related legal fees. Salary and travel expense was lower in the six months ended October 31, 2020 as a result of actions we took in response to the COVID-19 pandemic which included temporary salary reductions and four-day work weeks (which ended in the second quarter of fiscal 2021) and the elimination of most business travel. In the three and six months ended October 31, 2020, we recognized restructuring costs of $1.5 million and $3.0 million, respectively.

Amortization of intangibles

Amortization of intangibles was $4.8 million and $9.6 million in the three and six months ended October 30, 2021, respectively, compared to $5.0 million and $9.7 million in the three and six months ended October 31, 2020, respectively.

Interest expense, net

Interest expense, net was $1.1 million and $2.2 million in the three and six months ended October 30, 2021, respectively, compared to $1.4 million and $3.0 million in the three and six months ended October 31, 2020, respectively.

The decrease was due to lower average borrowings and a lower effective interest rate on outstanding borrowings. Average borrowings were lower as the three and six months ended October 31, 2020 included the precautionary $100.0 million draw-down in March 2020, which was fully repaid in the third quarter of fiscal 2021.

Other income, net

Other income, net was $0.9 million in the three months ended October 30, 2021, compared to $2.6 million in the three months ended October 31, 2020. In the three months ended October 30, 2021, we received $2.1 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic, compared to $3.3 million in the three months ended October 31, 2020. Net foreign exchange losses were $1.2 million in the three months ended October 30, 2021, compared to $0.6 million in the three months ended October 31, 2020.

Other income, net was $2.7 million in the six months ended October 30, 2021, compared to $6.0 million in the six months ended October 31, 2020. In the six months ended October 30, 2021, we received $4.0 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic, compared to $6.2 million in the six months ended October 31, 2020. Net foreign exchange losses were $1.5 million in the six months ended October 30, 2021, compared to a net foreign exchange gain of $0.1 million in the six months ended October 31, 2020.

Income tax expense

Income tax expense was $5.5 million (16.7% effective tax rate) in the three months ended October 30, 2021, compared to $7.6 million (16.5% effective tax rate) in the three months ended October 31, 2020. Our effective tax rate was relatively unchanged between periods.

Income tax expense was $11.2 million (16.5% effective tax rate) in the six months ended October 30, 2021, compared to $2.5 million (4.0% effective tax rate) in the six months ended October 31, 2020. The lower effective tax rate in the six months ended October 31, 2020 was primarily due to discrete tax benefits recorded of $8.2 million. These discrete tax benefits included tax credits earned and research deductions claimed in foreign jurisdictions. Excluding the discrete tax benefits, the effective tax rate would have been 17.3%.

Operating Segments

Automotive

	Three Months Ended		Six Months Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales
North America	$99.3	$117.8	$198.4	$194.1
EMEA	$54.9	$58.2	$112.7	$87.0
Asia	$41.8	$39.7	$80.7	$59.7
Net sales	$196.0	$215.7	$391.8	$340.8
Gross profit	$37.2	$52.9	$78.9	$79.1
As a percent of net sales	19.0%	24.5%	20.1%	23.2%
Income from operations	$23.6	$38.8	$50.9	$54.1
As a percent of net sales	12.0%	18.0%	13.0%	15.9%

Net sales

Automotive segment net sales decreased $19.7 million, or 9.1%, to $196.0 million in the three months ended October 30, 2021, compared to $215.7 million in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, net sales decreased by $21.6 million.

Net sales in North America decreased $18.5 million to $99.3 million in the three months ended October 30, 2021, compared to $117.8 million in the three months ended October 31, 2020. The decrease was due to lower sales volumes as a result of the worldwide semiconductor supply shortage which impacted demand from our automotive customers. Net sales in EMEA decreased $3.3 million to $54.9 million in the three months ended October 30, 2021, compared to $58.2 million in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, net sales in EMEA decreased by $2.9 million as a result of lower sales volumes. Net sales in Asia increased $2.1 million to $41.8 million in the three months ended October 30, 2021, compared to $39.7 million in the three months ended October 31, 2020. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $2.3 million. Excluding the impact of foreign currency translation, net sales in Asia decreased by $0.2 million.

Automotive segment net sales increased $51.0 million, or 15.0%, to $391.8 million in the six months ended October 30, 2021, compared to $340.8 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, net sales increased by $42.0 million.

Net sales in North America increased $4.3 million to $198.4 million in the six months ended October 30, 2021, compared to $194.1 million in the six months ended October 31, 2020. The increase was due to the impact of the COVID-19 pandemic on sales volumes in the six months ended October 31, 2020. Net sales in EMEA increased $25.7 million to $112.7 million in the six months ended October 30, 2021, compared to $87.0 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, net sales in EMEA increased by $22.4 million. The increase was due to the impact of the COVID-19 pandemic on sales volumes in the six months ended October 31, 2020. Net sales in Asia increased $21.0 million to $80.7 million in the six months ended October 30, 2021, compared to $59.7 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, Asia net sales increased by $15.3 million primarily due to higher electric vehicle product sales volumes, partially offset by lower touchscreen product sales.

Gross profit

Automotive segment gross profit decreased $15.7 million, or 29.7%, to $37.2 million in the three months ended October 30, 2021, compared to $52.9 million in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, gross profit decreased by $16.2 million. Gross profit margins decreased to 19.0% in the three months ended October 30, 2021, compared to 24.5% in the three months ended October 31, 2020. The decrease in gross profit margins was primarily due to lower sales volumes and higher material and other costs associated with supply chain disruptions, partially offset by lower restructuring costs. In the three months ended October 31, 2020, gross profit included restructuring costs of $2.6 million.

Automotive segment gross profit decreased $0.2 million, or 0.3%, to $78.9 million in the six months ended October 30, 2021, compared to $79.1 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, gross profit decreased by $2.5 million. Gross profit margins decreased to 20.1% in the six months ended October 30, 2021, compared to 23.2% in the six months ended October 31, 2020. The decrease in gross profit margins was due to higher material and other costs associated with supply chain disruptions and product mix, partially offset by higher sales volumes and lower restructuring costs. In the six months ended October 31, 2020, gross profit included restructuring costs of $4.5 million.

Income from operations

Automotive segment income from operations decreased $15.2 million, or 39.2%, to $23.6 million in the three months ended October 30, 2021, compared to $38.8 million in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, income from operations decreased by $15.5 million. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses in the three months ended October 31, 2020 included restructuring costs of $1.3 million.

Automotive segment income from operations decreased $3.2 million, or 5.9%, to $50.9 million in the six months ended October 30, 2021, compared to $54.1 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, income from operations decreased by $4.8 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary expense, partially offset by lower restructuring costs. Salary expense was lower in the six months ended October 31, 2020 due to the impact of salary reductions and other cost saving measures in response to the COVID-19 pandemic. Restructuring costs were $1.4 million in the six months ended October 31, 2020.

Industrial

	Three Months Ended		Six Months Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$80.7	$67.9	$159.2	$119.9
Gross profit	$26.5	$24.4	$55.0	$40.8
As a percent of net sales	32.8%	35.9%	34.5%	34.0%
Income from operations	$18.8	$16.1	$39.0	$23.1
As a percent of net sales	23.3%	23.7%	24.5%	19.3%

Net sales

Industrial segment net sales increased $12.8 million, or 18.9%, to $80.7 million in the three months ended October 30, 2021, compared to $67.9 million in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, net sales increased by $11.9 million due to higher sales volumes from all product categories in the Industrial segment. Net sales in the three months ended October 31, 2020 for commercial vehicle lighting solutions and radio remote control devices were negatively impacted by the COVID-19 pandemic, resulting in lower demand from customers.

Industrial segment net sales increased $39.3 million, or 32.8%, to $159.2 million in the six months ended October 30, 2021, compared to $119.9 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, net sales increased by $35.2 million primarily due to higher sales volumes of all product categories in the Industrial segment. Sales volumes in the six months ended October 31, 2020 were negatively impacted from the COVID-19 pandemic.

Gross profit

Industrial segment gross profit increased $2.1 million, or 8.6%, to $26.5 million in the three months ended October 30, 2021, compared to $24.4 million in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, gross profit increased by $1.8 million. Gross profit margins decreased to 32.8% in the three months ended October 30, 2021, compared to 35.9% in the three months ended October 31, 2020. The decrease in gross profit margins was primarily due to higher materials and logistics costs and product mix.

Industrial segment gross profit increased $14.2 million, or 34.8%, to $55.0 million in the six months ended October 30, 2021, compared to $40.8 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, gross profit increased by $12.6 million. Gross profit margins slightly increased to 34.5% in the six months ended October 30, 2021, compared to 34.0% in the six months ended October 31, 2020. The increase in gross profit margins was due to higher sales volumes of commercial vehicle lighting solutions and radio remote control product sales. This was partially offset by lower gross profit margins from busbar products.

Income from operations

Industrial segment income from operations increased $2.7 million, or 16.8%, to $18.8 million in the three months ended October 30, 2021, compared to $16.1 million in the three months ended October 31, 2020. Excluding the impact of foreign currency translation, income from operations increased by $2.5 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses decreased primarily due to lower legal expenses.

Industrial segment income from operations increased $15.9 million, or 68.8%, to $39.0 million in the six months ended October 30, 2021, compared to $23.1 million in the six months ended October 31, 2020. Excluding the impact of foreign currency translation, income from operations increased by $14.7 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses decreased primarily due to lower legal expenses and restructuring costs. In the six months ended October 31, 2020, restructuring costs were $0.7 million.

Interface

	Three Months Ended		Six Months Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$18.0	$16.4	$30.7	$29.8
Gross profit	$5.0	$3.6	$6.7	$6.1
As a percent of net sales	27.8%	22.0%	21.8%	20.5%
Income from operations	$4.4	$3.1	$5.5	$4.2
As a percent of net sales	24.4%	18.9%	17.9%	14.1%

Net sales

Interface segment net sales increased $1.6 million, or 9.8%, to $18.0 million in the three months ended October 30, 2021, compared to $16.4 million in the three months ended October 31, 2020. Interface segment net sales increased $0.9 million, or 3.0%, to $30.7 million in the six months ended October 30, 2021, compared to $29.8 million in the six months ended October 31, 2020. The increase was primarily due to higher sales volumes of legacy data solutions products, partially offset by lower sales volumes of appliance products, which were negatively impacted by a shortage of semiconductor chips.

Gross profit

Interface segment gross profit increased $1.4 million, or 38.9%, to $5.0 million in the three months ended October 30, 2021, compared to $3.6 million in the three months ended October 31, 2020. Gross profit margins increased to 27.8% in the three months ended October 30, 2021, compared to 22.0% in the three months ended October 31, 2020. The increase in gross profit margins was primarily due to higher sales volumes of legacy data solutions products.

Interface segment gross profit increased $0.6 million, or 9.8%, to $6.7 million in the six months ended October 30, 2021, compared to $6.1 million in the six months ended October 31, 2020. Gross profit margins increased to 21.8% in the six months ended October 30, 2021, compared to 20.5% in the six months ended October 31, 2020. The increase in gross profit margins was primarily due to higher sales volumes of legacy data solutions products.

Income from operations

Interface segment income from operations increased $1.3 million, or 41.9%, to $4.4 million in the three months ended October 30, 2021, compared to $3.1 million in the three months ended October 31, 2020. The increase was primarily due to higher gross profit.

Interface segment income from operations increased $1.3 million, or 31.0%, to $5.5 million in the six months ended October 30, 2021, compared to $4.2 million in the six months ended October 31, 2020. The increase was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses were lower due to restructuring costs of $0.8 million recognized in the six months ended October 31, 2020.

Medical

	Three Months Ended		Six Months Ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$0.8	$0.8	$1.6	$1.2
Gross profit	$(0.4)	$(0.4)	$(0.4)	$(1.0)
Loss from operations	$(1.8)	$(1.5)	$(3.0)	$(3.1)

Net sales

Net sales in the Medical segment were unchanged in the three months ended October 30, 2021 compared to the three months ended October 31, 2020.

The Medical segment had net sales of $1.6 million in the six months ended October 30, 2021, compared to $1.2 million in the six months ended October 31, 2020. Net sales increased due to higher product demand.

Gross profit

Medical segment gross profit was a loss of $0.4 in both the three months ended October 30, 2021 and October 31, 2020.

Medical segment gross profit was a loss of $0.4 million in the six months ended October 30, 2021, compared to a loss of $1.0 million in the six months ended October 31, 2020. The improvement was due to higher net sales and lower research and development expenses.

Loss from operations

Medical segment loss from operations increased $0.3 million to $1.8 million in the three months ended October 30, 2021, compared to $1.5 million in the three months ended October 31, 2020. The increase in the loss was due to higher selling and administrative expenses.

Medical segment loss from operations was $3.0 million in the six months ended October 30, 2021, compared to $3.1 million in the six months ended October 31, 2020. The slight improvement was due to higher gross profit, partially offset by higher selling and administrative expenses.

Selling and administrative expenses increased in both the three and six months ended October 30, 2021 due to higher travel and advertising expenses.

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

As of October 30, 2021, we had $177.2 million of cash and cash equivalents, of which $131.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of October 30, 2021, a total of 1,132,978 shares have been purchased at a total cost of $49.9 million since the commencement of the share buyback program. As of October 30, 2021, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $50.1 million.

Credit Agreement

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. As of October 30, 2021, no principal was outstanding under the revolving credit facility and we have $200.0 million of availability under the revolving credit facility. As of October 30, 2021, $212.5 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of October 30, 2021. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

Borrowings under our senior unsecured credit agreement bear interest at rates equal to LIBOR plus an applicable margin. Certain USD LIBOR tenors are expected to be phased out by the end of 2021, with the remaining USD LIBOR tenors expected to be discontinued by June 2023. We may also continue to make borrowings under the unsecured credit agreement at an alternate base rate in the event that LIBOR is unavailable regardless of whether a replacement or alternative rate has been determined. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our cost of borrowing.

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

Cash Flows

	Six Months Ended
(in millions)	October 30, 2021	October 31, 2020
Operating activities:
Net income	$56.60	$59.30
Non-cash items	32.0	21.2
Changes in operating assets and liabilities	(51.9)	(23.8)
Net cash provided by operating activities	36.7	56.7
Net cash used in investing activities	(20.7)	(15.2)
Net cash used in financing activities	(69.7)	(19.2)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	2.7
(Decrease) increase in cash and cash equivalents	(56.0)	25.0
Cash and cash equivalents at beginning of the period	233.2	217.3
Cash and cash equivalents at end of the period	$177.2	$242.3

Operating activities

Net cash provided by operating activities decreased $20.0 million to $36.7 million in the six months ended October 30, 2021, compared to $56.7 million in the six months ended October 31, 2020. The decrease was due to higher cash outflows related to changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The $51.9 million of cash outflows for operating assets and liabilities in the six months ended October 30, 2021 was primarily due to higher inventory, prepaid expenses and other assets and lower other liabilities.

Investing activities

Net cash used in investing activities was $20.7 million in the six months ended October 30, 2021, compared to $15.2 million in the six months ended October 31, 2020. Capital expenditures were $21.3 million and $15.2 million in the six months ended October 30, 2021 and October 31, 2020, respectively. We received $0.6 million of cash from the sale of property, plant and equipment in the six months ended October 30, 2021.

Financing activities

Net cash used in financing activities was $69.7 million in the six months ended October 30, 2021, compared to $19.2 million in the six months ended October 31, 2020. In the six months ended October 30, 2021, we used $42.5 million of cash for the purchase of shares under our share buyback program. We paid cash dividends of $10.3 million in the six months ended October 30, 2021, compared to $9.1 million in the six months ended October 31, 2020. We increased our quarterly dividend from $0.11 per share to $0.14 per share in the first quarter of fiscal 2022. In the six months ended October 30, 2021, we paid $0.3 million in taxes related to the net share settlement of equity awards compared to $3.9 million in the six months ended October 31, 2020. In the six months ended October 30, 2021, we had net repayments on our borrowings of $16.8 million, compared to $6.1 million in the six months ended October 31, 2020.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. The District Court has indicated that it will set a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion. The defendants have filed a motion with the United States Supreme Court seeking a 60-day extension to late January 2022 to determine if they will seek certiorari and, if so, to file their petition. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

In the three months ended October 30, 2021 and October 31, 2020, we incurred Hetronic-related legal fees of $0.3 million and $1.6 million, respectively. In the six months ended October 30, 2021 and October 31, 2020, we incurred Hetronic-related legal fees of $1.0 million and $3.5 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the six months ended October 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended May 1, 2021.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock, expiring on March 31, 2023. Purchases under this program may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of October 30, 2021, we purchased and retired $49.9 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended October 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
August 1, 2021 through August 28, 2021	28,485	$46.56	28,485	$83.5
August 29, 2021 through October 2, 2021	631,306	$43.03	631,306	$56.4
October 3, 2021 through October 30, 2021	147,725	$42.57	147,725	$50.1

Item 6.  Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presention Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	December 2, 2021