Form 10-Q
period 2022-01-29
METHODE ELECTRONICS INC
filed 2022-03-03
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 29, 2022

or

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

At February 28, 2022, the registrant had 36,930,344 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales	$291.6	$295.3	$874.9	$787.0

Cost of products sold	222.5	222.7	664.9	588.5

Gross profit	69.1	72.6	210.0	198.5

Selling and administrative expenses	34.5	32.4	98.5	89.8
Amortization of intangibles	4.8	4.8	14.4	14.5

Income from operations	29.8	35.4	97.1	94.2

Interest expense, net	0.7	1.3	2.9	4.3
Other income, net	(4.4)	(2.4)	(7.1)	(8.4)

Income before income taxes	33.5	36.5	101.3	98.3

Income tax expense	4.1	4.6	15.3	7.1

Net income	$29.4	$31.9	$86.0	$91.2

Basic and diluted income per share:
Basic	$0.80	$0.84	$2.30	$2.40
Diluted	$0.78	$0.83	$2.26	$2.39

Cash dividends per share	$0.14	$0.11	$0.42	$0.33

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net income	$29.4	$31.9	$86.0	$91.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11.0)	18.2	(21.7)	39.9
Derivative financial instruments	2.4	(2.1)	5.0	(4.8)
Total comprehensive income	$20.8	$48.0	$69.3	$126.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	January 29, 2022	May 1, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153.1	$233.2
Accounts receivable, net	285.2	282.5
Inventories	167.0	124.2
Income taxes receivable	14.2	11.5
Prepaid expenses and other current assets	20.9	22.6
Total current assets	640.4	674.0
Long-term assets:
Property, plant and equipment, net	200.6	204.0
Goodwill	234.0	235.6
Other intangible assets, net	213.3	229.4
Operating lease right-of-use assets, net	18.0	22.3
Deferred tax assets	38.8	41.2
Pre-production costs	28.7	25.0
Other long-term assets	37.5	35.5
Total long-term assets	770.9	793.0
Total assets	$1,411.3	$1,467.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$115.9	$122.9
Accrued employee liabilities	26.6	33.5
Other accrued liabilities	24.7	25.0
Short-term operating lease liabilities	6.1	6.1
Short-term debt	13.2	14.9
Income tax payable	17.2	20.3
Total current liabilities	203.7	222.7
Long-term liabilities:
Long-term debt	202.4	225.2
Long-term operating lease liabilities	12.9	17.5
Long-term income taxes payable	22.1	24.8
Other long-term liabilities	16.4	20.5
Deferred tax liabilities	37.4	38.3
Total long-term liabilities	291.2	326.3
Total liabilities	494.9	549.0
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,276,968 shares and 39,644,913 shares issued as of January 29, 2022 and May 1, 2021, respectively	19.2	19.8
Additional paid-in capital	166.4	157.6
Accumulated other comprehensive (loss) income	(10.6)	6.1
Treasury stock, 1,346,624 shares as of January 29, 2022 and May 1, 2021	(11.5)	(11.5)
Retained earnings	752.9	746.0
Total shareholders' equity	916.4	918.0
Total liabilities and shareholders' equity	$1,411.3	$1,467.0

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended January 29, 2022
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of October 30, 2021	38,737,129	$19.4	$163.8	$(2.0)	$(11.5)	$749.8	$919.5
Purchases of common stock	(460,161)	(0.2)	—	—	—	(21.1)	(21.3)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6
Other comprehensive loss	—	—	—	(8.6)	—	—	(8.6)
Net income	—	—	—	—	—	29.4	29.4
Dividends on common stock	—	—	—	—	—	(5.2)	(5.2)
Balance as of January 29, 2022	38,276,968	$19.2	$166.4	$(10.6)	$(11.5)	$752.9	$916.4

	Three Months Ended January 30, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of October 31, 2020	38,876,362	$19.4	$152.5	$(7.9)	$(11.5)	$698.9	$851.4
Issuance of restricted stock, net of tax withholding	917,000	0.5	(0.5)	—	—	—	—
Stock-based compensation expense	—	—	2.4	—	—	—	2.4
Other comprehensive income	—	—	—	16.1	—	—	16.1
Net income	—	—	—	—	—	31.9	31.9
Dividends on common stock	—	—	—	—	—	(4.2)	(4.2)
Balance as of January 30, 2021	39,793,362	$19.9	$154.4	$8.2	$(11.5)	$726.6	$897.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued) (Unaudited)

(in millions, except share data)

	Nine Months Ended January 29, 2022
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 1, 2021	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0
Issuance of restricted stock, net of tax withholding	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Exercise of stock options	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	(1,425,190)	(0.7)	—	—	—	(63.0)	(63.7)
Stock-based compensation expense	—	—	8.4	—	—	—	8.4
Other comprehensive loss	—	—	—	(16.7)	—	—	(16.7)
Net income	—	—	—	—	—	86.0	86.0
Dividends on common stock	—	—	—	—	—	(15.8)	(15.8)
Balance as of January 29, 2022	38,276,968	$19.2	$166.4	$(10.6)	$(11.5)	$752.9	$916.4

	Nine Months Ended January 30, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 2, 2020	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4
Issuance of restricted stock, net of tax withholding	1,350,251	0.7	(0.7)	—	—	(3.9)	(3.9)
Exercise of stock options	5,000	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	4.3	—	—	—	4.3
Other comprehensive income	—	—	—	35.1	—	—	35.1
Net income	—	—	—	—	—	91.2	91.2
Dividends on common stock	—	—	—	—	—	(12.6)	(12.6)
Balance as of January 30, 2021	39,793,362	$19.9	$154.4	$8.2	$(11.5)	$726.6	$897.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	January 29, 2022	January 30, 2021
Operating activities:
Net income	$86.0	$91.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.6	38.2
Stock-based compensation expense	9.2	4.3
Change in cash surrender value of life insurance	(0.3)	(1.4)
Amortization of debt issuance costs	0.5	0.5
Gain on sale of property, plant and equipment	(0.4)	—
Impairment of long-lived assets	3.1	0.6
Change in deferred income taxes	(0.5)	(5.9)
Other	0.3	1.0
Changes in operating assets and liabilities:
Accounts receivable	(7.6)	(77.1)
Inventories	(45.1)	11.8
Prepaid expenses and other assets	(9.3)	21.3
Accounts payable	(2.1)	43.5
Other liabilities	(16.6)	15.8
Net cash provided by operating activities	56.8	143.8

Investing activities:
Purchases of property, plant and equipment	(29.6)	(20.1)
Sale of property, plant and equipment	0.6	0.1
Net cash used in investing activities	(29.0)	(20.0)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.3)	(3.9)
Repayments of finance leases	(0.5)	(0.4)
Proceeds from exercise of stock options	0.5	0.1
Purchases of common stock	(63.9)	—
Cash dividends	(15.4)	(13.2)
Proceeds from borrowings	—	1.5
Repayments of borrowings	(24.2)	(111.9)
Net cash used in financing activities	(103.8)	(127.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.1)	5.4
(Decrease) increase in cash and cash equivalents	(80.1)	1.4
Cash and cash equivalents at beginning of the period	233.2	217.3
Cash and cash equivalents at end of the period	$153.1	$218.7

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2.7	$4.3
Income taxes, net of refunds	$25.6	$9.6
Operating lease obligations	$6.6	$6.7

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

The Company continues to experience business interruptions, including customer shutdowns and increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its non-automotive customers. The Company expects this semiconductor shortage will have a continued impact on its operating results and financial condition for the remainder of fiscal 2022.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $3.1 million and $2.7 million in the three months ended January 29, 2022 and January 30, 2021, respectively. The Company received $7.1 million and $8.9 million in the nine months ended January 29, 2022 and January 30, 2021, respectively. Government assistance has been reported as other income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company’s goodwill, identifiable intangible assets, and other long-lived assets, and its valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of January 29, 2022 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company’s condensed consolidated financial statements as of January 29, 2022 and for the three and nine months then ended. However, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

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

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended January 29, 2022 and January 30, 2021 were both 13-week periods, and the nine months ended January 29, 2022 and January 30, 2021 were both 39-week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended May 1, 2021. There have been no material changes to the significant accounting policies in the nine months ended January 29, 2022 other than those noted below.

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

New accounting pronouncements not yet adopted

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, International Financial Reporting Standards guidance in International Accounting Standard 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of this standard will have an impact on its condensed consolidated financial statements; however the Company expects to increase its disclosures with respect to government assistance beginning in fiscal 2023.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the three and nine months ended January 29, 2022 and January 30, 2021 were not material.

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

	Three Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$103.7	$46.9	$15.1	$1.0	$166.7
EMEA	44.0	17.2	—	—	61.2
Asia	47.7	15.9	0.1	—	63.7
Total net sales	$195.4	$80.0	$15.2	$1.0	$291.6
Timing of revenue recognition:
Goods transferred at a point in time	$189.0	$80.0	$15.2	$1.0	$285.2
Goods transferred over time	6.4	—	—	—	6.4
Total net sales	$195.4	$80.0	$15.2	$1.0	$291.6

	Three Months Ended January 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$107.7	$36.6	$17.4	$0.7	$162.4
EMEA	60.1	18.0	—	—	78.1
Asia	42.7	11.9	0.2	—	54.8
Total net sales	$210.5	$66.5	$17.6	$0.7	$295.3
Timing of revenue recognition:
Goods transferred at a point in time	$198.9	$66.5	$17.6	$0.7	$283.7
Goods transferred over time	11.6	—	—	—	11.6
Total net sales	$210.5	$66.5	$17.6	$0.7	$295.3

	Nine Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$302.1	$131.4	$45.4	$2.6	$481.5
EMEA	156.7	60.4	—	—	217.1
Asia	128.4	47.4	0.5	—	176.3
Total net sales	$587.2	$239.2	$45.9	$2.6	$874.9
Timing of revenue recognition:
Goods transferred at a point in time	$567.9	$239.2	$45.9	$2.6	$855.6
Goods transferred over time	19.3	—	—	—	19.3
Total net sales	$587.2	$239.2	$45.9	$2.6	$874.9

	Nine Months Ended January 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$301.8	$99.0	$46.8	$1.9	$449.5
EMEA	147.1	47.5	—	—	194.6
Asia	102.4	39.9	0.6	—	142.9
Total net sales	$551.3	$186.4	$47.4	$1.9	$787.0
Timing of revenue recognition:
Goods transferred at a point in time	$525.7	$186.4	$47.4	$1.9	$761.4
Goods transferred over time	25.6	—	—	—	25.6
Total net sales	$551.3	$186.4	$47.4	$1.9	$787.0

Note 3. Restructuring

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

In the three months ended January 29, 2022, the Company initiated a restructuring plan to consolidate one of its operations within the Industrial segment in response to logistics issues and tariffs. This action resulted in a facility shutdown and consolidation of activities into an existing location. The Company recognized $3.1 million of restructuring costs, of which $1.2 million was recorded in cost of products sold and $1.9 million was recorded in selling and administrative expenses. In the nine months ended January 29, 2022, the Company recognized $3.3 million of restructuring costs, of which $1.2 million was recorded in cost of products sold and $2.1 million was recorded in selling and administrative expenses.

In fiscal 2021, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three months ended January 30, 2021, the Company recognized $0.7 million of restructuring costs, of which $0.4 million was recorded in cost of products sold and $0.3 million was recorded in selling and administrative expenses. In the nine months ended January 30, 2021, the Company recognized $8.3 million of restructuring costs, of which $5.0 million was recorded in cost of products sold and $3.3 million was recorded in selling and administrative expenses.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of right-of-use lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. The following is a rollforward of the Company’s restructuring activity for the nine months ended January 29, 2022:

			Utilization
(in millions)	Accrual as of May 1, 2021	YTD charges	Cash	Non-cash	Accrual as of January 29, 2022
Employee termination benefits	$0.7	$0.2	$(0.8)	$—	$0.1
Asset impairment charges	—	3.1	—	(1.1)	2.0
Contract termination costs	0.5	—	(0.5)	—	—
Total	$1.2	$3.3	$(1.3)	$(1.1)	$2.1

The table below presents restructuring costs by reportable segment:

	Three Months Ended		Nine Months Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Automotive	$—	$0.5	$0.2	$6.4
Industrial	3.1	—	3.1	0.9
Interface	—	—	—	0.7
Medical	—	—	—	—
Eliminations/Corporate	—	0.2	—	0.3
Total restructuring costs	$3.1	$0.7	$3.3	$8.3

The Company expects to incur an additional $0.2 million of severance costs prior to the end of fiscal 2022. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

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

The Company’s income tax expense and effective tax rate for the three and nine months ended January 29, 2022 and January 30, 2021 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Income before income taxes	$33.5	$36.5	$101.3	$98.3
Income tax expense	$4.1	$4.6	$15.3	$7.1
Effective tax rate	12.2%	12.6%	15.1%	7.2%

The effective tax rate for the three and nine months ended January 29, 2022 was lower than the U.S. statutory tax rate primarily due to the reversal of valuation allowances related to certain loss carryforwards and income derived from foreign operations with lower statutory tax rates.

The effective tax rate for the three months ended January 30, 2021 was lower than the U.S. statutory tax rate primarily due to tax credits earned and income derived from foreign operations with lower statutory tax rates. The effective tax rate for the nine months ended January 30, 2021 was lower than the U.S. statutory tax rate primarily due to a benefit from tax credits earned and research deductions claimed in foreign jurisdictions and income derived from foreign operations with lower statutory tax rates.

The Company’s gross unrecognized income tax benefits were $5.3 million as of both January 29, 2022 and May 1, 2021. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.2 million as of both January 29, 2022 and May 1, 2021.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of January 29, 2022, the Company had a balance of $40.0 million in money market accounts. The Company did not have any money market accounts as of May 1, 2021.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $0.9 million and $0.7 million as of January 29, 2022 and May 1, 2021, respectively.

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

(in millions)	January 29, 2022	May 1, 2021
Finished products	$29.2	$24.8
Work in process	15.2	14.0
Raw materials	122.6	85.4
Total inventories	$167.0	$124.2

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	January 29, 2022	May 1, 2021
Land	$3.3	$3.3
Buildings and building improvements	85.8	88.9
Machinery and equipment	418.2	408.0
Construction in progress	22.8	24.8
Total property, plant and equipment, gross	530.1	525.0
Less: accumulated depreciation	(329.5)	(321.0)
Property, plant and equipment, net	$200.6	$204.0

Depreciation expense was $8.9 million and $8.7 million in the three months ended January 29, 2022 and January 30, 2021, respectively. Depreciation expense was $25.2 million and $23.7 million in the nine months ended January 29, 2022 and January 30, 2021, respectively. As of January 29, 2022 and May 1, 2021, capital expenditures recorded in accounts payable totaled $1.4 million and $5.5 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of January 29, 2022 and May 1, 2021, the Company had $28.7 million and $25.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or over the estimated useful life of the assets. As of January 29, 2022 and May 1, 2021, Company-owned tooling was $13.3 million and $17.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of May 1, 2021	$106.7	$128.9	$235.6
Foreign currency translation	(0.5)	(1.1)	(1.6)
Balance as of January 29, 2022	$106.2	$127.8	$234.0

The Company tests indefinite-lived intangible assets and goodwill for impairment by either performing a qualitative evaluation or a quantitative test at least annually, or more frequently if an indication of impairment arises. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount. No impairment was recognized in the third quarter of fiscal 2022.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of January 29, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$233.4	$(52.1)	$181.3	14.9
Trade names, patents and technology licenses	58.2	(28.0)	30.2	6.4
Total amortized intangible assets	291.6	(80.1)	211.5
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$293.4	$(80.1)	$213.3

	As of May 1, 2021
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$235.3	$(42.7)	$192.6	15.6
Trade names, patents and technology licenses	58.7	(23.7)	35.0	7.0
Total amortized intangible assets	294.0	(66.4)	227.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$295.8	$(66.4)	$229.4

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2022	$4.8
2023	19.0
2024	18.6
2025	18.0
2026	17.2
Thereafter	133.9
Total	$211.5

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in either the three or nine months ended January 29, 2022 or January 30, 2021.

Interest rate swaps

In April 2021, the Company entered into interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure and to mitigate the impact of interest rate variability. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or nine months ended January 29, 2022.

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

As of January 29, 2022 and May 1, 2021, the Company held foreign currency forward contracts with a notional value of $39.9 million and $14.8 million, respectively. During the three and nine months ended January 29, 2022, the Company recognized a gain of $0.5 million and $0.7 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	January 29, 2022	May 1, 2021
Derivatives designated as hedging instruments:
Net investment hedges	Other long-term liabilities	$(1.6)	$(6.8)
Interest rate swaps	Other long-term liabilities	$—	$(0.2)
Interest rate swaps	Other long-term assets	$1.1	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.3	$—
Foreign currency forward contracts	Other accrued liabilities	$(0.2)	$—

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net investment hedges	$2.4	$(2.7)	$5.2	$(6.3)
Interest rate swaps	0.7	—	1.3	—
Total	$3.1	$(2.7)	$6.5	$(6.3)

Note 8. Debt

A summary of debt is shown below:

(in millions)	January 29, 2022	May 1, 2021
Revolving credit facility	$—	$9.9
Term loan	209.4	218.7
Other debt	7.2	13.0
Unamortized debt issuance costs	(1.0)	(1.5)
Total debt	215.6	240.1
Less: current maturities	(13.2)	(14.9)
Total long-term debt	$202.4	$225.2

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

On December 10, 2021, the Company entered into a First Amendment to the Credit Agreement (“First Amendment”). The First Amendment amended and restated the Credit Agreement to provide, among other things, that upon the occurrence of certain events, the interest rate calculation method will generally transition from the London Interbank Offered Rate (“LIBOR”) to an alternate reference rate, including the Secured Overnight Financing Rate (“SOFR”) for U.S. dollar denominated borrowings.

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 1.4% as of January 29, 2022. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of January 29, 2022, the Company was in compliance with all the covenants in the Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of 5 notes with maturities ranging from 2022 to 2031. The weighted-average interest rate on this debt was approximately 1.3% at January 29, 2022 and $0.7 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended		Nine Months Ended
(in millions, except share and per share data)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Shares purchased	460,161	—	1,425,190	—
Average price per share	$46.39	$—	$44.73	$—
Total cost	$21.3	$—	$63.7	$—

As of January 29, 2022, a total of 1,593,139 shares have been purchased at a total cost of $71.2 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of January 29, 2022, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was approximately $28.8 million.

Dividends

The Company paid dividends totaling $5.1 million and $4.1 million in the three months ended January 29, 2022 and January 30, 2021, respectively. The Company paid dividends totaling $15.4 million and $13.2 million in the nine months ended January 29, 2022 and January 30, 2021, respectively. Dividends paid in the nine months ended January 30, 2021 include $0.9 million of dividends on restricted stock that vested during the period. The Company increased its quarterly dividend from $0.11 per share to $0.14 per share beginning in the three months ended July 31, 2021.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended January 29, 2022			Nine Months Ended January 29, 2022
(in millions)	Currency Translation Adjustments	Derivative Instruments	Total	Currency Translation Adjustments	Derivative Instruments	Total
Balance at beginning of period	$0.8	$(2.8)	$(2.0)	$11.5	$(5.4)	$6.1
Other comprehensive income (loss)	(11.1)	3.2	(7.9)	(21.9)	6.5	(15.4)
Tax (expense) benefit	0.1	(0.8)	(0.7)	0.2	(1.5)	(1.3)
Net other comprehensive income (loss)	(11.0)	2.4	(8.6)	(21.7)	5.0	(16.7)
Balance at the end of period	$(10.2)	$(0.4)	$(10.6)	$(10.2)	$(0.4)	$(10.6)

	Three Months Ended January 30, 2021			Nine Months Ended January 30, 2021
(in millions)	Currency Translation Adjustments	Derivative Instruments	Total	Currency Translation Adjustments	Derivative Instruments	Total
Balance at beginning of period	$(4.2)	$(3.7)	$(7.9)	$(25.9)	$(1.0)	$(26.9)
Other comprehensive income (loss)	18.5	(2.7)	15.8	40.5	(6.3)	34.2
Tax (expense) benefit	(0.3)	0.6	0.3	(0.6)	1.5	0.9
Net other comprehensive income (loss)	18.2	(2.1)	16.1	39.9	(4.8)	35.1
Balance at the end of period	$14.0	$(5.8)	$8.2	$14.0	$(5.8)	$8.2

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of January 29, 2022, there were 101,632 shares available for award under the 2014 Plan.

Restricted stock awards and performance units

As of January 29, 2022, the Company had 928,412 RSAs outstanding which will be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, an additional 464,206 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, compensation expense has not been recognized for the RSAs or PUs in the three or nine months ended January 29, 2022, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $26.5 million as of January 29, 2022, which, subject to the performance conditions being met, will be recognized through fiscal 2025.

Restricted stock units

RSUs granted under the 2014 Plan vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest.

The following table summarizes RSU activity under the 2014 Plan:

	Restricted Stock Units	Weighted average grant date fair value
Non-vested at May 1, 2021	927,611	$28.50
Awarded	46,300	$48.41
Vested	—	$—
Forfeited	—	$—
Non-vested at January 29, 2022	973,911	$29.45

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of January 29, 2022, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. In the nine months ended January 29, 2022, the Company granted 32,505 shares, of which 17,730 shares were deferred. All dividends on deferred shares are reinvested into additional deferred shares based on the closing price of the Company’s common stock on the dividend payment date. Deferred shares will be settled with shares of common stock upon each director’s retirement from the Company’s Board of Directors. As of January 29, 2022, there were 17,900 deferred shares outstanding.

Stock options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at May 1, 2021	73,000	$37.01	3.2	$0.6
Exercised	(13,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at January 29, 2022	60,000	$37.01	2.4	$0.3

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. The total intrinsic value of options exercised in the nine months ended January 29, 2022 was $0.2 million.

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Nine Months Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
RSUs	$2.6	$2.4	$7.7	$3.4
Deferred director awards	—	—	0.8	—
Director awards	—	—	0.7	0.9
Total stock-based compensation expense	$2.6	$2.4	$9.2	$4.3

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Numerator:
Net income (in millions)	$29.4	$31.9	$86.0	$91.2

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	36,853,617	38,106,793	37,445,822	38,016,711
Dilutive potential common shares	622,273	293,303	559,881	211,974
Denominator for diluted income per share	37,475,890	38,400,096	38,005,703	38,228,685

Basic and diluted income per share:
Basic income per share	$0.80	$0.84	$2.30	$2.40
Diluted income per share	$0.78	$0.83	$2.26	$2.39

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	928,412	917,000	928,412	678,556

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$196.9	$81.6	$15.2	$1.0	$(3.1)	$291.6
Transfers between segments	(1.5)	(1.6)	—	—	3.1	—
Net sales to unaffiliated customers	$195.4	$80.0	$15.2	$1.0	$—	$291.6

Income (loss) from operations	$24.5	$17.7	$2.1	$(1.6)	$(12.9)	$29.8
Interest expense, net						0.7
Other income, net						(4.4)
Income before income taxes						$33.5

	Three Months Ended January 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$211.7	$68.3	$17.6	$0.7	$(3.0)	$295.3
Transfers between segments	(1.2)	(1.8)	—	—	3.0	—
Net sales to unaffiliated customers	$210.5	$66.5	$17.6	$0.7	$—	$295.3

Income (loss) from operations	$29.6	$16.9	$3.2	$(1.0)	$(13.3)	$35.4
Interest expense, net						1.3
Other income, net						(2.4)
Income before income taxes						$36.5

	Nine Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$591.0	$245.5	$45.9	$2.6	$(10.1)	$874.9
Transfers between segments	(3.8)	(6.3)	—	—	10.1	—
Net sales to unaffiliated customers	$587.2	$239.2	$45.9	$2.6	$—	$874.9

Income (loss) from operations	$75.4	$56.7	$7.6	$(4.6)	$(38.0)	$97.1
Interest expense, net						2.9
Other income, net						(7.1)
Income before income taxes						$101.3

	Nine Months Ended January 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$555.0	$190.2	$47.4	$1.9	$(7.5)	$787.0
Transfers between segments	(3.7)	(3.8)	—	—	7.5	—
Net sales to unaffiliated customers	$551.3	$186.4	$47.4	$1.9	$—	$787.0

Income (loss) from operations	$83.7	$40.0	$7.4	$(4.1)	$(32.8)	$94.2
Interest expense, net						4.3
Other income, net						(8.4)
Income before income taxes						$98.3

(in millions)	January 29, 2022	May 1, 2021
Identifiable assets:
Automotive	$702.2	$739.5
Industrial	482.9	461.6
Interface	105.4	90.4
Medical	6.6	7.6
Eliminations/Corporate	114.2	167.9
Total identifiable assets	$1,411.3	$1,467.0

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. The District Court set a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion for April 19 and 20, 2022. The defendants filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. Hetronic intends to oppose that petition. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect the judgment.

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

Global Supply Chain Disruptions

We continue to experience business interruptions, including customer shutdowns and increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition for the remainder of fiscal 2022.

Restructuring Actions

In the three months ended January 29, 2022, we initiated a restructuring plan to consolidate one of our operations within the Industrial segment in response to logistics issues and tariffs. This action resulted in a facility shutdown and consolidation of activities into an existing location. We recognized $3.1 million of restructuring costs and expect to incur an additional $0.2 million of restructuring costs related to this plan in the fourth quarter of fiscal 2022. We may take additional restructuring actions in future periods based upon market conditions and industry trends.

In the three and nine months ended January 30, 2021, we initiated certain restructuring actions as a result of the COVID-19 pandemic. These restructuring actions included facility consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In the three and nine months ended January 30, 2021, we recognized $0.7 million and $8.3 million of restructuring costs, respectively.

Consolidated Results of Operations

The comparison of our historical results of operations for the three and nine months ended January 29, 2022 to the three and nine months ended January 30, 2021 is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales	$291.6	$295.3	$874.9	$787.0
Cost of products sold	222.5	222.7	664.9	588.5
Gross profit	69.1	72.6	210.0	198.5
Selling and administrative expenses	34.5	32.4	98.5	89.8
Amortization of intangibles	4.8	4.8	14.4	14.5
Interest expense, net	0.7	1.3	2.9	4.3
Other income, net	(4.4)	(2.4)	(7.1)	(8.4)
Income tax expense	4.1	4.6	15.3	7.1
Net income	$29.4	$31.9	$86.0	$91.2

Net sales

Net sales decreased $3.7 million, or 1.3%, to $291.6 million in the three months ended January 29, 2022, compared to $295.3 million in the three months ended January 30, 2021. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by higher sales volumes in the Industrial segment. Net sales in the three months ended January 29, 2022 included $8.6 million of premium freight cost recovery. Net sales were unfavorably impacted by foreign currency translation of $2.0 million, primarily due to the strengthening of the U.S. dollar, relative to the euro.

Net sales increased $87.9 million, or 11.2%, to $874.9 million in the nine months ended January 29, 2022, compared to $787.0 million in the nine months ended January 30, 2021. The increase was primarily due to higher sales in the Automotive and Industrial segments. The COVID-19 pandemic negatively impacted net sales in the first quarter of fiscal 2021. Net sales were favorably impacted by foreign currency translation of $11.1 million, primarily due to the strengthening of the Chinese renminbi relative to the U.S. dollar.

Cost of products sold

 Cost of products sold decreased $0.2 million, or 0.1%, to $222.5 million (76.3% of net sales) in the three months ended January 29, 2022, compared to $222.7 million (75.4% of net sales) in the three months ended January 30, 2021. The impact of foreign currency translation decreased cost of products sold by $1.5 million. Excluding the impact of foreign currency translation, cost of products sold increased by $1.3 million, primarily due to higher material, logistics and other operating costs due in part to global supply chain disruptions and factory inefficiencies, and higher restructuring costs of $0.9 million. Restructuring costs were $1.2 million in the three months ended January 29, 2022, compared to $0.3 million in the three months ended January 30, 2021.

Cost of products sold increased $76.4 million, or 13.0%, to $664.9 million (76.0% of net sales) in the nine months ended January 29, 2022, compared to $588.5 million (74.8% of net sales) in the nine months ended January 30, 2021. The impact of foreign currency translation increased cost of products sold by $7.7 million. Excluding the impact of foreign currency translation, cost of products sold increased by $68.7 million. The increase was primarily due to higher material, logistics and other operating costs of $64.2 million as a result of higher sales volumes and the impact of global supply chain disruptions and factory inefficiencies. Labor costs were higher as the nine months ended January 30, 2021 included the impact of temporary salary reductions and four-day work weeks in response to the COVID-19 pandemic. This was partially offset by lower restructuring costs of $3.8 million. Restructuring costs were $1.2 million in the nine months ended January 29, 2022, compared to $5.0 million in the nine months ended January 30, 2021.

Gross profit margin

Gross profit margin was 23.7% of net sales in the three months ended January 29, 2022, compared to 24.6% of net sales in the three months ended January 30, 2021. The decrease was due to lower sales volumes and higher material and other costs associated with supply chain disruptions, partially offset by $2.9 million of premium freight cost recovery.

Gross profit margin was 24.0% of net sales in the nine months ended January 29, 2022, compared to 25.2% of net sales in the nine months ended January 30, 2021. The decrease was due to higher material and other costs associated with supply chain disruptions, higher labor costs, partially offset by higher sales volumes. Labor costs were higher as the nine months ended January 30, 2021 included the impact of temporary salary reductions and four-day work weeks in response to the COVID-19 pandemic.

Selling and administrative expenses

Selling and administrative expenses increased $2.1 million, or 6.5%, to $34.5 million (11.8% of net sales) in the three months ended January 29, 2022, compared to $32.4 million (11.0% of net sales) in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, selling and administrative expenses increased by $2.6 million. The increase was primarily due to higher restructuring costs, salary expense and travel expense, partially offset by lower professional fees.

Selling and administrative expenses increased $8.7 million, or 9.7%, to $98.5 million (11.3% of net sales) in the nine months ended January 29, 2022, compared to $89.8 million (11.4% of net sales) in the nine months ended January 30, 2021. Excluding foreign currency translation, selling and administrative expenses increased by $8.1 million. The increase was primarily due to higher stock-based compensation expense, salary expense and travel expense, partially offset by lower restructuring costs and professional fees.

Stock-based compensation expense increased as our long-term incentive plan was not introduced until the second quarter of fiscal 2021. Professional fees mainly decreased due to lower Hetronic-related legal fees. Salary and travel expense was lower in the nine months ended January 30, 2021 as a result of actions we took in response to the COVID-19 pandemic which included temporary salary reductions and four-day work weeks (which ended in the second quarter of fiscal 2021) and the elimination of most business travel. In the three and nine months ended January 29, 2022, we recognized restructuring costs of $1.9 million and $2.1 million, respectively, compared to $0.3 million and $3.3 million, respectively, in the three and nine months ended January 30, 2021.

Amortization of intangibles

Amortization of intangibles was $4.8 million and $14.4 million in the three and nine months ended January 29, 2022, respectively, compared to $4.8 million and $14.5 million in the three and nine months ended January 30, 2021, respectively.

Interest expense, net

Interest expense, net was $0.7 million and $2.9 million in the three and nine months ended January 29, 2022, respectively, compared to $1.3 million and $4.3 million in the three and nine months ended January 30, 2021, respectively.

The decrease was due to lower average borrowings and a lower effective interest rate on outstanding borrowings. Average borrowings were lower as the three and nine months ended January 30, 2021 included the precautionary $100.0 million draw-down in March 2020, which was fully repaid in the third quarter of fiscal 2021.

Other income, net

Other income, net was $4.4 million in the three months ended January 29, 2022, compared to $2.4 million in the three months ended January 30, 2021. In the three months ended January 29, 2022, we received $3.1 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic, compared to $2.7 million in the three months ended January 30, 2021. In addition, we received an international government grant of $1.1 million in the three months ended January 29, 2022. Net foreign exchange losses were $0.3 million in the three months ended January 29, 2022, compared to $0.9 million in the three months ended January 30, 2021.

Other income, net was $7.1 million in the nine months ended January 29, 2022, compared to $8.4 million in the nine months ended January 30, 2021. In the nine months ended January 29, 2022, we received $7.1 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic, compared to $8.9 million in the nine months ended January 30, 2021. In addition, we received an international government grant of $1.1 million in the nine months ended January 29, 2022. Net foreign exchange losses were $1.7 million in the nine months ended January 29, 2022, compared to $0.7 million in the nine months ended January 30, 2021.

Income tax expense

Income tax expense was $4.1 million (12.2% effective tax rate) in the three months ended January 29, 2022, compared to $4.6 million (12.6% effective tax rate) in the three months ended January 30, 2021. The effective tax rate in the three months ended January 29, 2022 benefitted from discrete tax benefits of $2.2 million mainly from the reversal of valuation allowances related to certain loss carryforwards. The effective tax rate in the three months ended January 30, 2021 benefitted from discrete tax benefits of $1.7 million mainly from foreign tax credits.

Income tax expense was $15.3 million (15.1% effective tax rate) in the nine months ended January 29, 2022, compared to $7.1 million (7.2% effective tax rate) in the nine months ended January 30, 2021. The lower effective tax rate in the nine months ended January 30, 2021 was primarily due to discrete tax benefits recorded of $7.6 million. These discrete tax benefits included tax credits earned and research deductions claimed in foreign jurisdictions. Excluding the discrete tax benefits, the effective tax rate would have been 15.5%.

Operating Segments

Automotive

	Three Months Ended		Nine Months Ended
($ in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales
North America	$103.7	$107.7	$302.1	$301.8
EMEA	$44.0	$60.1	$156.7	$147.1
Asia	$47.7	$42.7	$128.4	$102.4
Net sales	$195.4	$210.5	$587.2	$551.3
Gross profit	$39.3	$44.1	$118.2	$123.2
As a percent of net sales	20.1%	21.0%	20.1%	22.3%
Income from operations	$24.5	$29.6	$75.4	$83.7
As a percent of net sales	12.5%	14.1%	12.8%	15.2%

Net sales

Automotive segment net sales decreased $15.1 million, or 7.2%, to $195.4 million in the three months ended January 29, 2022, compared to $210.5 million in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, net sales decreased by $13.5 million.

Net sales in North America decreased $4.0 million to $103.7 million in the three months ended January 29, 2022, compared to $107.7 million in the three months ended January 30, 2021. Net sales in North America included $2.0 million of premium freight cost recovery. Net sales in Europe, the Middle East and Africa (“EMEA”) decreased $16.1 million to $44.0 million in the three months ended January 29, 2022, compared to $60.1 million in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, net sales in EMEA decreased by $13.3 million. The decrease in both North America and EMEA was primarily due to lower sales volumes as a result of the worldwide semiconductor supply shortage which impacted demand from our automotive customers. Net sales in Asia increased by $5.0 million to $47.7 million in the three months ended January 29, 2022, compared to $42.7 million in the three months ended January 30, 2021. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $1.2 million. Excluding the impact of foreign currency translation, net sales in Asia increased by $3.8 million primarily due to higher electric vehicle product sales volumes, partially offset by lower touchscreen product sales.

Automotive segment net sales increased $35.9 million, or 6.5%, to $587.2 million in the nine months ended January 29, 2022, compared to $551.3 million in the nine months ended January 30, 2021. Excluding the impact of foreign currency translation, net sales increased by $28.5 million.

Net sales in North America increased $0.3 million to $302.1 million in the nine months ended January 29, 2022, compared to $301.8 million in the nine months ended January 30, 2021. Net sales in EMEA increased $9.6 million to $156.7 million in the nine months ended January 29, 2022, compared to $147.1 million in the nine months ended January 30, 2021. Excluding the impact of foreign currency translation, net sales in EMEA increased by $9.1 million. The increase was due to the impact of the COVID-19 pandemic on sales volumes in the nine months ended January 30, 2021. Net sales in Asia increased $26.0 million to $128.4 million in the nine months ended January 29, 2022, compared to $102.4 million in the nine months ended January 30, 2021. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $6.9 million. Excluding the impact of foreign currency translation, Asia net sales increased by $19.1 million primarily due to higher electric vehicle product sales volumes, partially offset by lower touchscreen product sales.

Gross profit

Automotive segment gross profit decreased $4.8 million, or 10.9%, to $39.3 million in the three months ended January 29, 2022, compared to $44.1 million in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, gross profit decreased by $4.4 million. Gross profit margins decreased to 20.1% in the three months ended January 29, 2022, compared to 21.0% in the three months ended January 30, 2021. The decrease in gross profit margins was primarily due to lower sales volumes, partially offset by $2.0 million of premium freight cost recovery.

Automotive segment gross profit decreased $5.0 million, or 4.1%, to $118.2 million in the nine months ended January 29, 2022, compared to $123.2 million in the nine months ended January 30, 2021. Excluding the impact of foreign currency translation, gross profit decreased by $6.8 million. Gross profit margins decreased to 20.1% in the nine months ended January 29, 2022, compared to 22.3% in the nine months ended January 30, 2021. The decrease in gross profit margins was due to higher material and other costs associated with supply chain disruptions and product mix, partially offset by higher sales volumes and restructuring costs of $5.0 million recognized in the nine months ended January 30, 2021.

Income from operations

Automotive segment income from operations decreased $5.1 million, or 17.2%, to $24.5 million in the three months ended January 29, 2022, compared to $29.6 million in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, income from operations decreased by $5.2 million. The decrease was primarily due to lower gross profit and slightly higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary expense.

Automotive segment income from operations decreased $8.3 million, or 9.9%, to $75.4 million in the nine months ended January 29, 2022, compared to $83.7 million in the nine months ended January 30, 2021. Excluding the impact of foreign currency translation, income from operations decreased by $9.7 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary expense, partially offset by lower restructuring costs. Salary expense was lower in the nine months ended January 30, 2021 due to the impact of salary reductions and other cost saving measures in response to the COVID-19 pandemic. Restructuring costs in selling and administrative expenses were $1.4 million in the nine months ended January 30, 2021, compared to $0.2 million in the nine months ended January 29, 2022.

Industrial

	Three Months Ended		Nine Months Ended
($ in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales	$80.0	$66.5	$239.2	$186.4
Gross profit	$27.2	$24.7	$82.2	$65.5
As a percent of net sales	34.0%	37.1%	34.4%	35.1%
Income from operations	$17.7	$16.9	$56.7	$40.0
As a percent of net sales	22.1%	25.4%	23.7%	21.5%

Net sales

Industrial segment net sales increased $13.5 million, or 20.3%, to $80.0 million in the three months ended January 29, 2022, compared to $66.5 million in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, net sales increased by $13.9 million due to higher sales volumes from all product categories in the Industrial segment and $6.6 million of premium freight cost recovery. Net sales in the three months ended January 30, 2021 for commercial vehicle lighting solutions were negatively impacted by supply chain disruptions, resulting in lower sales volumes.

Industrial segment net sales increased $52.8 million, or 28.3%, to $239.2 million in the nine months ended January 29, 2022, compared to $186.4 million in the nine months ended January 30, 2021. Excluding the impact of foreign currency translation, net sales increased by $49.1 million primarily due to higher sales volumes of all product categories in the Industrial segment. Sales volumes in the nine months ended January 30, 2021 were negatively impacted from the COVID-19 pandemic.

Gross profit

Industrial segment gross profit increased $2.5 million, or 10.1%, to $27.2 million in the three months ended January 29, 2022, compared to $24.7 million in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, gross profit increased by $2.6 million. Gross profit margins decreased to 34.0% in the three months ended January 29, 2022, compared to 37.1% in the three months ended January 30, 2021. The decrease in gross profit margins was primarily due to higher materials and logistics costs, product mix and restructuring costs, partially offset by $0.9 million of premium freight cost recovery. In the three months ended January 29, 2022, we recognized $1.2 million of restructuring costs.

Industrial segment gross profit increased $16.7 million, or 25.5%, to $82.2 million in the nine months ended January 29, 2022, compared to $65.5 million in the nine months ended January 30, 2021. Excluding the impact of foreign currency translation, gross profit increased by $15.1 million. Gross profit margins decreased to 34.4% in the nine months ended January 29, 2022, compared to 35.1% in the nine months ended January 30, 2021. The decrease in gross profit margins was due to lower gross profit margins from busbar products and the recognition of $1.2 million of restructuring costs.

Income from operations

Industrial segment income from operations increased $0.8 million, or 4.7%, to $17.7 million in the three months ended January 29, 2022, compared to $16.9 million in the three months ended January 30, 2021. Excluding the impact of foreign currency translation, income from operations increased by $0.9 million. The increase was primarily due to higher gross profit, partially offset by higher selling and administrative expenses. Selling and administrative expenses increased primarily due to restructuring costs, partially offset by lower legal expenses. Restructuring costs in selling and administrative expense were $1.9 million in the three months ended January 29, 2022.

Industrial segment income from operations increased $16.7 million, or 41.7%, to $56.7 million in the nine months ended January 29, 2022, compared to $40.0 million in the nine months ended January 30, 2021. Excluding the impact of foreign currency translation, income from operations increased by $15.4 million. The increase was primarily due to higher gross profit. Selling and administrative expenses were unchanged.

Interface

	Three Months Ended		Nine Months Ended
($ in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales	$15.2	$17.6	$45.9	$47.4
Gross profit	$2.8	$4.0	$9.5	$10.1
As a percent of net sales	18.4%	22.7%	20.7%	21.3%
Income from operations	$2.1	$3.2	$7.6	$7.4
As a percent of net sales	13.8%	18.2%	16.6%	15.6%

Net sales

Interface segment net sales decreased $2.4 million, or 13.6%, to $15.2 million in the three months ended January 29, 2022, compared to $17.6 million in the three months ended January 30, 2021. Interface segment net sales decreased $1.5 million, or 3.2%, to $45.9 million in the nine months ended January 29, 2022, compared to $47.4 million in the nine months ended January 30, 2021. The decrease was primarily due to lower sales volumes of appliance products, which were negatively impacted by a shortage of semiconductor chips, partially offset by higher sales volumes of legacy data solutions products.

Gross profit

Interface segment gross profit decreased $1.2 million, or 30.0%, to $2.8 million in the three months ended January 29, 2022, compared to $4.0 million in the three months ended January 30, 2021. Gross profit margins decreased to 18.4% in the three months ended January 29, 2022, compared to 22.7% in the three months ended January 30, 2021. The decrease in gross profit margins was primarily due to lower sales volumes of appliance products, partially offset by higher sales volumes of legacy data solutions products.

Interface segment gross profit decreased $0.6 million, or 5.9%, to $9.5 million in the nine months ended January 29, 2022, compared to $10.1 million in the nine months ended January 30, 2021. Gross profit margins decreased to 20.7% in the nine months ended January 29, 2022, compared to 21.3% in the nine months ended January 30, 2021. The decrease in gross profit margins was primarily due to lower sales volumes of appliance products, partially offset by higher sales volumes of legacy data solutions products.

Income from operations

Interface segment income from operations decreased $1.1 million, or 34.4%, to $2.1 million in the three months ended January 29, 2022, compared to $3.2 million in the three months ended January 30, 2021. The decrease was primarily due to lower gross profit.

Interface segment income from operations increased $0.2 million, or 2.7%, to $7.6 million in the nine months ended January 29, 2022, compared to $7.4 million in the nine months ended January 30, 2021. The increase was primarily due to lower selling and administrative expenses, partially offset by lower gross profit. Selling and administrative expenses were lower due to restructuring costs of $0.8 million recognized in the nine months ended January 30, 2021.

Medical

	Three Months Ended		Nine Months Ended
(in millions)	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net sales	$1.0	$0.7	$2.6	$1.9
Gross profit	$(0.5)	$—	$(0.9)	$(1.0)
Loss from operations	$(1.6)	$(1.0)	$(4.6)	$(4.1)

Net sales

Medical segment net sales increased $0.3 million to $1.0 million in the three months ended January 29, 2022, compared to $0.7 million in the three months ended January 30, 2021. Medical segment net sales increased $0.7 million to $2.6 million in the nine months ended January 29, 2022, compared to $1.9 million in the nine months ended January 30, 2021. The increase was due to higher product demand.

Gross profit

Medical segment gross profit was a loss of $0.5 million in the three months ended January 29, 2022 compared to break-even in the three months ended January 30, 2021. Medical segment gross profit was a loss of $0.9 million in the nine months ended January 29, 2022, compared to a loss of $1.0 million in the nine months ended January 30, 2021. Gross profit was impacted by higher material costs which offset the increase in net sales in the three months ended January 29, 2022.

Loss from operations

Medical segment loss from operations increased $0.6 million to $1.6 million in the three months ended January 29, 2022, compared to $1.0 million in the three months ended January 30, 2021. The increase in the loss was due to lower gross profit.

Medical segment loss from operations increased $0.5 million to $4.6 million in the nine months ended January 29, 2022, compared to $4.1 million in the nine months ended January 30, 2021. The increase in the loss was due to higher selling and administrative expenses, primarily higher advertising expenses and professional fees.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and share buybacks. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement (“Credit Agreement”). We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, our liquidity position could be severely impacted.

As of January 29, 2022, we had $153.1 million of cash and cash equivalents, of which $95.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of January 29, 2022, a total of 1,593,139 shares have been purchased at a total cost of $71.2 million since the commencement of the share buyback program. As of January 29, 2022, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $28.8 million.

Credit Agreement

Our Credit Agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. As of January 29, 2022, no principal was outstanding under the revolving credit facility and we have $200.0 million of availability under the revolving credit facility. As of January 29, 2022, $209.4 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the Credit Agreement as of January 29, 2022. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

On December 10, 2021, we entered into a First Amendment to the Credit Agreement (“First Amendment”). The First Amendment amended and restated the Credit Agreement to provide, among other things, that upon the occurrence of certain events, the interest rate calculation method will generally transition from the London Interbank Offered Rate (“LIBOR”) to an alternate reference rate, including the Secured Overnight Financing Rate (“SOFR”) for U.S. dollar denominated borrowings. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our cost of borrowing.

Our Credit Agreement provides an option to increase the size of our revolving credit facility and term loan by an additional $200.0 million, subject to customary conditions and approval of the lenders providing the new commitments. There can be no assurance that lenders will approve additional commitments under current circumstances. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to, and cost of, financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

Cash Flows

	Nine Months Ended
(in millions)	January 29, 2022	January 30, 2021
Operating activities:
Net income	$86.0	$91.2
Non-cash items	51.5	37.3
Changes in operating assets and liabilities	(80.7)	15.3
Net cash provided by operating activities	56.8	143.8
Net cash used in investing activities	(29.0)	(20.0)
Net cash used in financing activities	(103.8)	(127.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.1)	5.4
(Decrease) increase in cash and cash equivalents	(80.1)	1.4
Cash and cash equivalents at beginning of the period	233.2	217.3
Cash and cash equivalents at end of the period	$153.1	$218.7

Operating activities

Net cash provided by operating activities decreased $87.0 million to $56.8 million in the nine months ended January 29, 2022, compared to $143.8 million in the nine months ended January 30, 2021. The decrease was due to higher cash outflows related to changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The $80.7 million of cash outflows for operating assets and liabilities in the nine months ended January 29, 2022 was primarily due to higher inventory (as a result of global supply chain and logistics disruptions), prepaid expenses and other assets and lower other liabilities.

Investing activities

Net cash used in investing activities was $29.0 million in the nine months ended January 29, 2022, compared to $20.0 million in the nine months ended January 30, 2021. Capital expenditures were $29.6 million and $20.1 million in the nine months ended January 29, 2022 and January 30, 2021, respectively. We received $0.6 million of cash from the sale of property, plant and equipment in the nine months ended January 29, 2022.

Financing activities

Net cash used in financing activities was $103.8 million in the nine months ended January 29, 2022, compared to $127.8 million in the nine months ended January 30, 2021. In the nine months ended January 29, 2022, we used $63.9 million of cash for the purchase of shares under our share buyback program. We paid cash dividends of $15.4 million in the nine months ended January 29, 2022, compared to $13.2 million in the nine months ended January 30, 2021. We increased our quarterly dividend from $0.11 per share to $0.14 per share in the first quarter of fiscal 2022. In the nine months ended January 29, 2022, we paid $0.3 million in taxes related to the net share settlement of equity awards compared to $3.9 million in the nine months ended January 30, 2021. In the nine months ended January 29, 2022, we had net repayments on our borrowings of $24.2 million. In the nine months ended January 30, 2021, we had net repayments on our borrowings of $110.4 million, which included the repayment of the $100.0 million precautionary draw-down on our Credit Agreement in March 2020.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. The District Court set a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion for April 19 and 20, 2022. The defendants filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. Hetronic intends to oppose that petition. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect the judgment.

In the three months ended January 29, 2022 and January 30, 2021, we incurred Hetronic-related legal fees of $0.5 million and $1.3 million, respectively. In the nine months ended January 29, 2022 and January 30, 2021, we incurred Hetronic-related legal fees of $1.5 million and $4.8 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the nine months ended January 29, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended May 1, 2021.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock, expiring on March 31, 2023. Purchases under this program may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of January 29, 2022, we purchased and retired $71.2 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended January 29, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
October 31, 2021 through November 27, 2021	129,200	$46.95	129,200	$44.0
November 28, 2021 through January 1, 2022	175,000	$45.48	175,000	$36.1
January 2, 2022 through January 29, 2022	155,961	$46.94	155,961	$28.8

+ Item 6.  Exhibits

Exhibit Number	Description
10.1

First Amendment to Amended and Restated Credit Agreement, entered into as of December 10, 2021, among Methode Electronics, Inc., each Lender party thereto, Wells Fargo Bank, National Association, as L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presention Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2022