Form 10-K
period 2022-04-30
METHODE ELECTRONICS INC
filed 2022-06-23
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on October 29, 2021, based upon the closing price on that date as reported by the New York Stock Exchange, was $1.1 billion.

Registrant had 38,303,809 shares of its common stock outstanding as of June 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 annual shareholders' meeting to be held on September 14, 2022 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.

FORM 10-K

PART I

As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“this Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or our strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•
Dependence on our supply chain, including semiconductor suppliers;
•
Impact from pandemics, such as the COVID-19 pandemic;
•
Dependence on the automotive and commercial vehicle industries;
•
Impact from inflation;
•
Dependence on a small number of large customers, including one large automotive customer;
•
Dependence on the availability and price of materials;
•
Risks related to conducting global operations;
•
Ability to withstand pricing pressures, including price reductions;
•
Currency fluctuations;
•
Timing and magnitude of costs associated with restructuring activities;
•
Failure to attract and retain qualified personnel;
•
Recognition of goodwill and other intangible asset impairment charges;
•
Timing, quality and cost of new program launches;
•
International trade disputes resulting in tariffs and our ability to mitigate tariffs;
•
Adjustments to compensation expense for performance-based awards;
•
Investment in programs prior to the recognition of revenue;
•
Ability to compete effectively;
•
Impact from production delays or cancelled orders;
•
Ability to withstand business interruptions;
•
Ability to keep pace with rapid technological changes;
•
Breaches to our information technology systems;
•
Ability to avoid design or manufacturing defects;
•
Ability to manage our debt levels and any restrictions thereunder;
•
Income tax rate fluctuations;
•
Ability to protect our intellectual property;
•
Ability to successfully benefit from acquisitions and divestitures;
•
Impact from climate change and related regulations;
•
Judgments related to accounting for tax positions; and
•
Costs associated with environmental, health and safety regulations.

Additional details and factors are discussed under the caption “Risk Factors” in this Annual Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

Fiscal Year

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2022 ended on April 30, 2022 and fiscal 2021 ended on May 1, 2021, which represented 52 weeks of results for each year. Fiscal 2020 ended on May 2, 2020, which represented 53 weeks of results.

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

The Interface segment provides a variety of copper-based transceivers and related accessories for the cloud computing hardware equipment and telecommunications broadband equipment markets, user interface solutions for the appliance, commercial food service, and point-of-sale equipment markets, and fluid-level sensors for the marine/recreational vehicle and sump pump markets.

The Medical segment is made up of our medical device business, Dabir Surfaces, Inc. (“Dabir Surfaces”), our surface support technology aimed at pressure injury prevention. Dabir Surfaces has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures.

The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Automotive	67.2%	69.4%	69.5%
Industrial	27.3%	24.6%	24.6%
Interface	5.1%	5.7%	5.7%
Medical	0.4%	0.3%	0.2%

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

Refer to Item 1A. “Risk Factors” in this Annual Report for risks related to the current supply chain issues, including the worldwide semiconductor supply shortage.

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

Seasonality

A significant portion of our business is dependent upon the automotive and commercial vehicle industries. Consequently, our Automotive and Industrial segments may experience seasonal fluctuations based on the sales and the production schedules of our customers.

Major Customers

During fiscal 2022, our five largest customers accounted for approximately 50% of our consolidated net sales, with sales to General Motors Corporation (“GM”) and its tiered suppliers representing 23.3% of consolidated net sales. In general, the sales to GM were for component parts used in particular GM vehicle models. Typically, our GM supply arrangement for each component part includes a blanket purchase order and production releases. In general, a blanket purchase order is issued for each GM part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply GM the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. GM orders parts using production releases approved under the relevant blanket purchase order. The production releases are submitted by the various GM plants and include information regarding part quantities and delivery specifications.

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. For many of our OEM customers, especially in the automotive and commercial vehicle markets, we have long-term supply arrangements where there is an expectation that we will supply products in future periods. However, these arrangements do not necessarily constitute firm orders and these OEM customers are not required to purchase any minimum amount of products from us. Firm orders are generally limited to authorized customer purchase orders which are typically based on customer release schedules. We fulfill these purchase orders as promptly as possible. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved. Accordingly, backlog at any given time might not be a meaningful indicator of future revenue.

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

Research and Development

We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes. Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of costs of products sold on our consolidated statements of income. Expenditures for such activities amounted to $35.7 million for fiscal 2022, $37.1 million for fiscal 2021 and $34.9 million for fiscal 2020.

Government Regulations

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, environmental matters (including climate change), export controls, business acquisitions, consumer and data protection, employee health and safety, and regional quarantine requirements, could have a material impact on our business in subsequent periods. Refer to Item 1A. “Risk Factors” in this Annual Report for a discussion of these potential impacts.

Human Capital

As of April 30, 2022, we employed approximately 7,000 employees worldwide, substantially all of whom were employed full time with approximately 94% of these employees located outside the U.S. Our U.S. employees are not subject to any collective bargaining agreements although certain international employees are covered by national or local labor agreements.

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

Diversity and Inclusion

As highlighted in our Diversity & Inclusion Statement, available on our corporate website, we believe that diversity and inclusion are business imperatives that will enable us to build and empower our future workforce. We strive to maintain a diverse and inclusive workforce that reflects our global customer base and the communities that we serve. We embrace the diversity of our employees, including their unique backgrounds, experiences, thoughts, and talents. Employees are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We also strive for diversity in leadership, which has the power to drive innovation and to encompass a wide variety of perspectives in company decision-making. We believe that diversity and inclusion will make us a more desirable workplace and will lead to improved business performance.

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

It is always a top priority, but employee health and safety continue to be of paramount importance during the COVID-19 global pandemic. In fiscal 2022, we continued to maintain extensive safety measures, including conducting temperature and health screenings and contract tracing, providing PPE, distanced workstations and plexiglass barriers, adopting enhanced cleaning and disinfection protocols, requiring employees to be vaccinated if legally permissible and instituting other measures aimed at minimizing the transmission of COVID-19 while sustaining production and related services. Our safety measures are aligned with the recommendations of U.S. and global health organizations and have continued into fiscal 2023.

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

The Human Resources function at Methode is an active and visible partner to the business at all levels. Our Chief Human Resources Officer reports directly to the Chief Executive Officer and interacts frequently with our Board of Directors. In fiscal 2023, our human capital focus will be on employee health and safety, employee and leadership development, and communications.

Available Information

Through our internet website at www.methode.com, we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Also posted on our website are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy, Insider Trading Policy, Diversity & Inclusion Statement, Conflict Minerals Policy, Supplier Code of Conduct and the charters of the Audit Committee, Compensation Committee, Medical Products Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631, Attention: Investor Relations Department. The references in this Annual Report to our website address or any third party’s website address, including but not limited to the SEC’s website, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report.

Operational and Industry Risks

The inability of our supply chain, or the supply chain of our customers, to deliver key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations and cause us to incur significant cost increases.

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

Many of the industries we supply, including the automotive and commercial vehicle industries, are reliant on semiconductors. Globally, there is an ongoing significant shortage of semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. There is significant competition within the automotive and commercial vehicle supply chains and with other industries to satisfy current and near-term requirements for semiconductors. We have worked and will continue to work closely with our suppliers and customers to minimize any potential adverse impacts of the semiconductor supply shortage and monitor the availability of semiconductor microchips and other component parts and raw materials, customer production schedules and any other supply chain inefficiencies that may arise. However, if we are not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our business, financial condition and results of operations.

We have experienced and may in the future experience supplier price increases that could negatively affect our business, financial condition and results of operations. The price increases are often driven by raw material pricing and availability, component or part availability, manufacturing capacity, industry allocations, logistics capacity, military conflicts, natural disasters or pandemics, and significant changes in the financial or business condition of our suppliers.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. The extent of the effects of the COVID-19 pandemic on our business depends on future events that continue to be highly uncertain and beyond our control.

The COVID-19 pandemic has had, and continues to have, a significant impact on our business, financial condition and results of operations. The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and created significant volatility and disruption of financial markets. Although vaccines have been introduced that are expected to reduce the effect of COVID-19, governmental authorities throughout the world continue to implement numerous measures aimed at containing and mitigating the effects of the COVID-19 pandemic, including renewed travel bans and restrictions, quarantines, social distancing orders, “lock-down” orders and shutdowns of non-essential activities. Most recently, the COVID-19 lock-downs in China have impacted our manufacturing operations, customer production schedules and supply chains.

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

We have implemented numerous actions in order to effectively manage the unprecedented challenges and uncertainties of the COVID-19 pandemic on a global basis, such as implementing new workplace hygiene and disinfection protocols, redesigning production processes, leveraging our global purchasing power to secure PPE for our entire workforce, adopting processes to continuously monitor and strengthen our supply chain and consolidating operations. We may be required to take additional actions in response to evolving conditions, such as renewed travel restrictions, quarantines and stay-at-home orders. A prolonged extension of the disruptions resulting directly or indirectly from the COVID-19 pandemic could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic and the ongoing measures to reduce its spread may also impact many of our other risk factors discussed in this Annual Report, including customer demand, supply chain disruptions, availability of financing sources and risks of international operations. The ultimate significance of the COVID-19 pandemic on our business will depend on events that are beyond our control and that we cannot predict. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and results of operations.

We are susceptible to trends and factors affecting the automotive and commercial vehicle industries.

We derive a substantial portion of our revenues from customers in the automotive and commercial vehicle industries. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Any adverse occurrence, including industry slowdowns, recession, rising interest rates, rising fuel costs, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances or work stoppages, that results in a significant decline in sales volumes in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has significantly disrupted, and may continue to significantly disrupt, the global automotive and commercial vehicle industries and customer sales, production volumes and purchases of vehicles by consumers. In addition, the spread of COVID-19 has created a significant disruption in the manufacturing operations, delivery systems and overall supply chains of automobile and commercial vehicle manufacturers and suppliers. Further, the COVID-19 pandemic resulted in a temporary shutdown of substantially all of the major OEMs in our markets at various times in fiscal 2021 and fiscal 2022, which impacted our sales volumes. The elevated COVID-19 rates in China have led to widespread lock-downs during the fourth quarter of fiscal 2022, and continued into the first quarter of fiscal 2023, negatively impacting OEMs in that region, along with creating further supply chain disruptions. Although automotive and commercial vehicle production has resumed, customer sales and production volumes may significantly decrease or may be very volatile due to supply chain issues or other global economic impacts and uncertainties which could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. There have been recent significant inflationary trends in the cost of components, materials, labor, freight costs and other expenses. These inflationary pressures could affect wages, the cost and availability of components and materials, and our ability to meet customer demand. Inflation may further exacerbate other risk factors discussed in this Annual Report, including customer demand, supply chain disruptions, availability of financing sources, and risks of international operations and the recruitment and retention of talent.

The loss or insolvency of our major customers, or a significant decline in the volume of products purchased by these customers, would adversely affect our future results.

Our five largest customers accounted for approximately 50% of our consolidated net sales in fiscal 2022, with sales to GM and its tiered suppliers representing 23.3% of our consolidated net sales. In certain cases, the sales to these customers are concentrated in a single product. For GM, the sales primarily consisted of integrated center consoles produced for use in light trucks and SUV’s. The arrangements with GM and our other major customers generally provide for supplying its requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. The loss of GM or any of our other major customers, or a decline in the production levels of these customers or particular models, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. We also compete to supply products for successor models for our major customers and are subject to the risk that the customer will not select us to produce products on any such successor model, which could have a material adverse impact on our financial condition, operating results and cash flows.

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

Sales to customers outside of the U.S. represented a substantial portion of our fiscal 2022 net sales. We expect our net sales in international markets to continue to represent a significant portion of our consolidated net sales. In addition, we have significant personnel, property, equipment and operations in a number of countries outside of the U.S., including Belgium, Canada, China, Egypt, India, Malta, Mexico, the Netherlands and the United Kingdom. As of April 30, 2022, approximately 94% of our employees were located outside of the U.S. Our international operations subject us to a variety of political, economic, social and other risks, including:

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

We require substantial amounts of materials, including application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, extrusions, glass, LED displays, plastic molding resins, precious metals, silicon die castings and wire. The availability and prices of materials may be subject to curtailment or change due to, among other things, inflation, new laws or regulations, suppliers’ allocations to other purchasers, supply chain disruptions, changes in exchange rates and worldwide price levels. Any change in the availability of, lead times for, or price for, these materials could materially adversely affect our business, financial condition and results of operations.

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

Certain of our customers have exerted and continue to exert considerable pressure on us to reduce prices and costs, improve quality and provide additional design and engineering capabilities. We may be unable to generate sufficient production cost savings in the future to offset required price reductions. Future price reductions, increased quality standards and the cost of adding additional engineering capabilities may reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

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

War, terrorism, geopolitical uncertainties (including the military conflict between Russia and Ukraine), public health issues (such as the COVID-19 pandemic), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, population lockdowns and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers. Should major public health issues, including pandemics, arise, we could be negatively affected by shutdowns, shelter in place orders, more stringent travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. Any such business interruptions could materially affect our business, financial condition and results of operations.

Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where we do business, including Europe and Asia. These events have caused additional disruption in the supply chains, which are already experiencing disruption due to the impacts of the COVID-19 pandemic and may continue to impact demand for our products. The continuation of this military conflict between Russia and Ukraine could lead to other supply chain disruptions, increased inflationary pressures, and volatility in global markets and industries that could negatively impact our operations.

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

Further, the recent military conflict between Russia and Ukraine could result in cyberattacks that could directly or indirectly impact us, including the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia. The impact of any one or more of these or other factors could adversely affect our business, financial condition and results of operations.

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

Climate change and climate change regulations could adversely impact our business and results of operations.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. These regulations or standards could mandate more restrictive requirements, such as stricter limits on greenhouse gas emissions and production of single use plastics, and could increase costs relating to monitoring and reporting emissions data. In addition, the risks of climate change may impact manufacturing, product demand, the availability and cost of materials and natural resources, and sources and supply of energy, and could increase insurance and other operating costs. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon us, our operations or products, or our operations are disrupted due to physical impacts of climate change, our business, financial condition and results of operations could be materially adversely affected.

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

A significant portion of our long-term assets consists of goodwill and other intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In the event that we determine that our goodwill or other intangible assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.

We have incurred indebtedness and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

Our primary sources of liquidity are cash generated from operations and availability under our revolving credit facility. Our senior unsecured credit agreement consists of a $200.0 million revolving credit facility and a $250.0 million term loan. As of April 30, 2022, $206.3 million in principal was outstanding under these financing arrangements and we had $199.9 million of availability remaining under the revolving credit facility. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. The senior unsecured credit agreement provides for variable rates of interest based on the type of borrowing and our debt to EBITDA financial ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

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

Compensation expense for the performance-based restricted stock awards (“RSAs”) and performance units (“Performance Units”) awarded under our five-year long-term incentive program will be recognized over the vesting period based on the projected probability of achieving the relevant performance goals for fiscal 2025. As of April 30, 2022, we have not recorded any compensation expense for the RSAs or the Performance Units based on the probability assessment required under the accounting rules and regulations. Each quarter, we will assess the probability of vesting for the RSAs and the Performance Units and will adjust the compensation expense as necessary. At such time, we may be required to record compensation expense relating to prior periods, and such compensation expense adjustment could be material to our results of operations.

Restructuring activities may lead to additional costs and material adverse effects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois. As of April 30, 2022, we leased or owned 32 operating facilities. We believe our space is in good condition and adequate to meet our current and reasonably anticipated future needs. The following table provides details regarding our significant properties as of April 30, 2022:

Location	Segment(s)	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Automotive	Manufacturing and Warehousing	Owned	124,000
Dongguan, China	Automotive and Industrial	Manufacturing	Leased	197,000
Shanghai, China	Automotive and Industrial	Manufacturing	Leased	147,000
Suzhou, China	Automotive and Industrial	Manufacturing	Leased	318,000
Cairo, Egypt	Automotive and Industrial	Manufacturing	Leased	272,328
Mriehel, Malta	Automotive and Industrial	Manufacturing	Leased	299,000
Monterrey, Mexico	Automotive, Industrial and Interface	Manufacturing	Leased	292,000
Santa Catarina Nuevo Léon, Mexico	Automotive	Manufacturing	Leased	158,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	66	Chief Executive Officer since 2004 and President and Director since 2001.
Ronald L.G. Tsoumas	61	Chief Financial Officer of the Company since 2018; prior thereto, served as Controller of the Company from 2007 to 2018.
Andrea J. Barry	59	Chief Administrative Officer of the Company since January 2022 and Chief Human Resources Officer of the Company since 2017; served as CHRO for Wirtz Beverage Group from 2013 to 2016.
Timothy R. Glandon	58	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.
Joseph E. Khoury	58	Chief Operating Officer of the Company since 2018; prior thereto, served as Senior Vice President since 2015, and as Vice President and General Manager of European Operations from 2004 to 2015.
Kevin M. Martin	56

Vice President, North America since 2020; prior thereto, Vice President and General Manager, North America Automotive, from 2019 to 2020, General Manager, North America Automotive in 2018, and Director of Sales, North America Automotive from 2014 to 2017.

Anil V. Shetty	56	President, Dabir Surfaces since 2018; prior thereto, Vice President and General Manager, Asia, from 2015, and Executive Managing Director, Asia from 2011 to 2015.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MEI”. As of June 15, 2022, we had 366 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

Dividends

While we currently expect that quarterly cash dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, liquidity position and compliance with debt covenants. In the first quarter of fiscal 2022, we increased our quarterly dividend from $0.11 per share to $0.14 per share.

Issuer Purchases of Equity Securities

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock, expiring on March 31, 2023. Purchases under this program may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. We did not purchase any shares of our common stock under this program during the quarter ended April 30, 2022. As of April 30, 2022, a total of 1,593,139 shares have been purchased at a cost of $71.2 million since the commencement of the share buyback program.

On June 16, 2022, the Board of Directors authorized an increase in our existing share buyback program under which we may purchase up to an additional $100.0 million of our outstanding common stock, and also extended the expiration from March 31, 2023 to June 14, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for certain information relating to our equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning April 29, 2017 to April 30, 2022, as compared with that of the Dow Jones U.S. Auto Parts Total Return Index, our Fiscal 2021 Peer Group and our Fiscal 2022 Peer Group. We have assumed that dividends have been reinvested and that $100 was invested on April 29, 2017. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance. The Dow Jones U.S. Auto Parts Total Return Index replaces the CRSP NYSE Stock Market (US Companies) Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through May 1, 2021.

Company/Index	April 29, 2017	April 28, 2018	April 27, 2019	May 2, 2020	May 1, 2021	April 30, 2022
Methode Electronics, Inc.	$100.00	$91.91	$67.45	$66.56	$106.14	$106.69
NYSE Stock Market (US Companies)	100.00	111.51	121.66	108.22	162.74
Dow Jones U.S. Auto Parts Total Return Index	100.00	117.84	103.77	77.16	144.05	110.63
Fiscal 2022 Peer Group	100.00	104.81	104.05	82.04	140.09	129.57
Fiscal 2021 Peer Group	100.00	104.57	105.16	83.37	141.61	131.61

The Fiscal 2022 Peer Group consists of the following fifteen public companies:

Belden Corporation	Franklin Electric Company. Inc	Patrick Industries, Inc.
Benchmark Electronics, Inc.	Gentherm Incorporated	Rogers Corporation
Cooper-Standard Holdings Inc	LCI Industries	Stoneridge, Inc.
CTS Corporation	Littelfuse, Inc.	TTM Technologies, Inc.
Fabrinet	OSI Systems, Inc.	Visteon Corporation

The Compensation Committee of the Board of Directors reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. In fiscal 2022, the Compensation Committee added Cooper-Standard Holdings Inc., Fabrinet and Patrick Industries, Inc. based on our revenue, market capitalization and industry criteria for the peer group. Delphi Technologies PLC, Kemet Corporation and MTS Systems Corporation were all acquired in fiscal 2021 and were excluded from the peer group.

Item 6. [Reserved]

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

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, consumer appliance and medical devices. Our business is managed on a segment basis, with our four segments being Automotive, Industrial, Interface and Medical. For more information regarding the business and products of these segments, see Item 1. “Business” of this Annual Report.

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

We continue to focus on effectively managing the unprecedented challenges and uncertainties of the pandemic on a global basis. Management has prioritized the health and safety of our employees and their families. We adopted numerous safety procedures at our global facilities, including hygiene and disinfection protocols, testing and contact tracing, social distancing and wearing personal protective equipment. We share best practices throughout our global facilities, resulting in effective and standardized safety guidelines and procedures, updated on a regular basis, promoting the health and safety of our employees.

Global Supply Chain Disruptions

We continue to experience business interruptions, including customer shutdowns and increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition in fiscal 2023.

Restructuring Actions

In fiscal 2022, we initiated a restructuring plan to consolidate one of our operations within the Industrial segment in response to logistics issues and tariffs. This action resulted in a facility shutdown and consolidation of activities into an existing location. In fiscal 2022, we recognized $3.6 million of restructuring costs. We may take additional restructuring actions in future periods based upon market conditions and industry trends.

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

Impacts of Macroeconomic and Geopolitical Conditions

Adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, higher interest rates and currency fluctuations could adversely affect demand for our products. In addition, in February 2022, Russia invaded Ukraine resulting in, among other things, economic sanctions imposed by the international community which have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where we do business, including Europe and Asia. The economic sanctions imposed on Russia has further increased existing global supply chain, logistics, and inflationary challenges.

Consolidated Results of Operations

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2022 ended on April 30, 2022 and fiscal 2021 ended on May 1, 2021, which represented 52 weeks of results for each year. Fiscal 2020 ended on May 2, 2020, which represented 53 weeks of results. The following discussions of comparative results among periods should be reviewed in this context.

A detailed comparison of our results of operations between fiscal 2021 and fiscal 2020 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on June 24, 2021.

The table below compares our results of operations between fiscal 2022 and fiscal 2021:

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021
Net sales	$1,163.6	$1,088.0
Cost of products sold	898.7	813.9
Gross profit	264.9	274.1
Selling and administrative expenses	134.1	126.9
Amortization of intangibles	19.1	19.3
Interest expense, net	3.5	5.2
Other income, net	(10.3)	(12.2)
Income tax expense	16.3	12.6
Net income	$102.2	$122.3

Net sales

Net sales increased $75.6 million, or 6.9%, to $1,163.6 million in fiscal 2022, compared to $1,088.0 million in fiscal 2021. The increase was primarily due to higher sales in the Automotive and Industrial segments. The COVID-19 pandemic negatively impacted net sales in the first quarter of fiscal 2021. Net sales were favorably impacted by foreign currency translation of $5.5 million, primarily due to the strengthening of the Chinese renminbi relative to the U.S. dollar in fiscal 2022. Net sales were also favorably impacted by customer recoveries for spot buys of materials and premium freight costs of $22.1 million. Without the impact of foreign currency translation and customer cost recoveries, net sales increased $48.0 million, or 4.4%.

Cost of products sold

Cost of products sold increased $84.8 million, or 10.4%, to $898.7 million (77.2% of net sales) in fiscal 2022, compared to $813.9 million (74.8% of net sales) in fiscal 2021. The increase was primarily due to higher material, logistics and other operating costs of $88.3 million as a result of higher sales volumes and the impact of global supply chain disruptions and factory inefficiencies. Excluding foreign currency translation, cost of products sold increased $81.4 million. Labor costs were higher in fiscal 2022 as fiscal 2021 included the impact of temporary salary reductions and four-day work weeks in response to the COVID-19 pandemic. This was partially offset by lower restructuring costs of $3.5 million. Restructuring costs included within cost of products sold were $1.3 million in fiscal 2022, compared to $4.8 million in fiscal 2021. Material costs were also impacted by product sales mix.

Gross profit margin

Gross profit margin was 22.8% of net sales in fiscal 2022, compared to 25.2% of net sales in fiscal 2021. The decrease was due to higher material, logistics and other operating costs associated with global supply chain disruptions and factory inefficiencies, higher labor costs and product mix, partially offset by higher sales volumes.

Selling and administrative expenses

Selling and administrative expenses increased $7.2 million, or 5.7%, to $134.1 million (11.5% of net sales) in fiscal 2022, compared to $126.9 million (11.7% of net sales) in fiscal 2021. The increase was primarily due to higher stock-based compensation expense, salary expense and travel expense, partially offset by lower restructuring costs and professional fees.

Stock-based compensation expense increased $5.0 million as our long-term incentive plan was not introduced until the second quarter of fiscal 2021. Salary and travel expense was lower in fiscal 2021 as a result of actions we took in response to the COVID-19 pandemic which included temporary salary reductions and four-day work weeks (which ended in the second quarter of fiscal 2021) and the elimination of most business travel. Restructuring costs included within selling and administrative expenses were $2.3 million in fiscal 2022, compared to $3.4 million in fiscal 2021. Professional fees decreased $1.8 million mainly due to lower Hetronic-related legal fees.

Amortization of intangibles

Amortization of intangibles decreased $0.2 million, or 1.0%, to $19.1 million in fiscal 2022, compared to $19.3 million in fiscal 2021.

Interest expense, net

Interest expense, net was $3.5 million in fiscal 2022, compared to $5.2 million in fiscal 2021. The decrease was primarily due to lower average borrowings. Average borrowings were higher in fiscal 2021 due to the precautionary $100.0 million draw-down under our revolving credit facility in March 2020, which was fully repaid in the third quarter of fiscal 2021.

Other income, net

Other income, net decreased $1.9 million to $10.3 million in fiscal 2022, compared to $12.2 million in fiscal 2021. Net foreign exchange losses were $1.9 million in fiscal 2022, compared to $0.3 million in fiscal 2021. In fiscal 2022, we received $10.0 million of government assistance at certain of our international locations with respect to the COVID-19 pandemic, compared to $11.1 million in fiscal 2021. In addition, we received an international government grant of $1.1 million in fiscal 2022.

Income tax expense

Income tax expense increased $3.7 million, or 29.4%, to $16.3 million in fiscal 2022, compared to $12.6 million in fiscal 2021. Our effective tax rate increased to 13.8% in fiscal 2022, compared to 9.3% in fiscal 2021. In fiscal 2022, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates, the release of a valuation allowance of approximately $2.0 million due to a tax law change, and less U.S. tax on foreign income of $1.7 million attributable to lower earnings in non-U.S. jurisdictions, partially offset with non-deductible compensation of $2.1 million. In fiscal 2021, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates, tax credits and various deductions allowed in foreign jurisdictions. In addition, the Company received a benefit of approximately $7.2 million related to a favorable tax ruling in a foreign jurisdiction.

Net income

Net income decreased $20.1 million, or 16.4%, to $102.2 million in fiscal 2022, compared to $122.3 million in fiscal 2021. The impact of foreign currency translation increased net income by $1.1 million. Excluding foreign currency translation, net income decreased $21.2 million as a result of the reasons described above.

Operating Segments

Automotive

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021
Net sales
North America	$400.9	$406.4
EMEA	$216.5	$212.3
Asia	$164.1	$137.0
Net sales	$781.5	$755.7
Gross profit	$150.0	$163.4
As a percent of net sales	19.2%	21.6%
Income from operations	$92.6	$107.6
As a percent of net sales	11.8%	14.2%

Net sales

Automotive segment net sales increased $25.8 million, or 3.4%, to $781.5 million in fiscal 2022, compared to $755.7 million in fiscal 2021. Sales volumes in fiscal 2021 were negatively impacted from the COVID-19 pandemic. Fiscal 2022 net sales benefitted from customer recoveries from spot buys of materials and premium freight costs of $13.2 million (primarily in North America). Excluding foreign currency translation and customer cost recoveries, net sales increased $9.4 million, or 1.2%.

Net sales in North America decreased $5.5 million, or 1.4%, to $400.9 million in fiscal 2022, compared to $406.4 million in fiscal 2021. The decrease was primarily due to lower lighting product sales volumes. Net sales in EMEA increased $4.2 million, or 2.0%, to $216.5 million in fiscal 2022, compared to $212.3 million in fiscal 2021. The weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $4.5 million. Excluding the impact of foreign currency translation, net sales in EMEA increased $8.7 million primarily due to higher sensor product sales. Net sales in Asia increased $27.1 million, or 19.8%, to $164.1 million in fiscal 2022, compared to $137.0 million in fiscal 2021. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $7.6 million. Excluding the impact of foreign currency translation, net sales in Asia increased $19.5 million primarily due to higher electric vehicle product sales volumes, partially offset by lower touchscreen sales volumes.

Gross profit

Automotive segment gross profit decreased $13.4 million, or 8.2%, to $150.0 million in fiscal 2022, compared to $163.4 million in fiscal 2021. Excluding the impact of foreign currency translation, gross profit decreased $14.3 million. Gross profit margins decreased to 19.2% in fiscal 2022, from 21.6% in fiscal 2021. The decrease in gross profit margins was primarily due to higher material and other costs associated with supply chain disruptions and product mix, partially offset by higher sales volumes and lower restructuring costs. In fiscal 2022, we recognized $0.1 million of restructuring costs in this segment, compared to $4.8 million in fiscal 2021.

Income from operations

Automotive segment income from operations decreased $15.0 million, or 13.9%, to $92.6 million in fiscal 2022, compared to $107.6 million in fiscal 2021. Excluding the impact of foreign currency translation, income from operations decreased $16.2 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary expense, partially offset by lower restructuring costs. Salary expense was lower in fiscal 2021 due to the impact of salary reductions and other cost saving measures in response to the COVID-19 pandemic. Restructuring costs in this segment's selling and administrative expenses were $0.1 million in fiscal 2022, compared to $1.4 million in fiscal 2021.

Industrial

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021
Net sales	$318.1	$267.9
Gross profit	$101.5	$98.1
As a percent of net sales	31.9%	36.6%
Income from operations	$67.1	$64.3
As a percent of net sales	21.1%	24.0%

Net sales

Industrial segment net sales increased $50.2 million, or 18.7%, to $318.1 million in fiscal 2022, compared to $267.9 million in fiscal 2021. Fiscal 2022 net sales included $7.6 million of customer cost recoveries of premium freight costs. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $40.3 million, or 15.0%, due to higher sales volumes of all product categories in the Industrial segment. Sales volumes in fiscal 2021 were negatively impacted by the COVID-19 pandemic.

Gross profit

Industrial segment gross profit increased $3.4 million, or 3.5%, to $101.5 million in fiscal 2022, compared to $98.1 million in fiscal 2021. Excluding the impact of foreign currency translation, gross profit increased $2.3 million. Gross profit margin decreased to 31.9% in fiscal 2022, from 36.6% in fiscal 2021. The decrease in gross profit margins was due to lower gross profit margins from busbar products and commercial vehicle products and the recognition of $1.2 million of restructuring costs in this segment in fiscal 2022.

Income from operations

Industrial segment income from operations increased $2.8 million, or 4.4%, to $67.1 million in fiscal 2022, compared to $64.3 million in fiscal 2021. Excluding the impact of foreign currency translation, income from operations increased $2.0 million. The increase was primarily due to higher gross profit, partially offset by higher selling and administrative costs. Selling and administrative expenses were higher primarily due to $2.2 million of restructuring costs in this segment in fiscal 2022, compared to $1.0 million in fiscal 2021.

Interface

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021
Net sales	$59.8	$61.6
Gross profit	$12.6	$12.3
As a percent of net sales	21.1%	20.0%
Income from operations	$9.9	$8.9
As a percent of net sales	16.6%	14.4%

Net sales

Interface segment net sales decreased $1.8 million, or 2.9%, to $59.8 million in fiscal 2022, compared to $61.6 million in fiscal 2021. Fiscal 2022 net sales benefitted from customer recoveries from spot buys of materials and premium freight costs of $1.3 million. Excluding customer cost recoveries, net sales decreased $3.1 million, or 5.0%. The decrease was primarily due to lower sales volumes of appliance products which were negatively impacted by a shortage of semiconductor chips, partially offset by higher sales volumes of legacy data solutions products.

Gross profit

Interface segment gross profit increased $0.3 million, or 2.4%, to $12.6 million in fiscal 2022, compared to $12.3 million in fiscal 2021. Gross profit margin increased to 21.1% in fiscal 2022, from 20.0% in fiscal 2021. The increase was due to higher sales volumes of legacy data solutions products.

Income from operations

Interface segment income from operations increased $1.0 million, or 11.2%, to $9.9 million in fiscal 2022, compared to $8.9 million in fiscal 2021. The increase was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses were lower due to restructuring costs of $0.7 million recognized in this segment in fiscal 2021.

Medical

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021
Net sales	$4.2	$2.8
Gross profit	$(0.4)	$(0.3)
Loss from operations	$(5.5)	$(4.6)

Net sales

Medical segment net sales increased $1.4 million, or 50.0%, to $4.2 million in fiscal 2022, compared to $2.8 million in fiscal 2021. The increase was due to higher product demand.

Gross profit

Medical segment gross profit was a loss of $0.4 million in fiscal 2022, compared to a loss of $0.3 million in fiscal 2021. Gross profit was impacted by higher material costs and unfavorable sales mix, which offset the increase in net sales.

Loss from operations

Medical segment loss from operations increased $0.9 million, or 19.6%, to $5.5 million in fiscal 2022, compared to $4.6 million in fiscal 2021. The increase in the loss was due to higher selling and administrative expenses, primarily higher advertising expenses and professional fees.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic and other geopolitical risks, including the Russia-Ukraine war and the lockdowns in China, our liquidity position could be severely impacted.

At April 30, 2022, we had $172.0 million of cash and cash equivalents, of which $107.0 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of April 30, 2022, a total of 1,593,139 shares have been purchased at a total cost of $71.2 million since the commencement of the share buyback program. As of April 30, 2022, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $28.8 million.

On June 16, 2022, the Board of Directors authorized an increase in our existing share buyback program under which we may purchase up to an additional $100.0 million of our outstanding common stock, and also extended the expiration from March 31, 2023 to June 14, 2024.

Credit Agreement

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. As of April 30, 2022, no principal was outstanding under the revolving credit facility and we have $199.9 million of availability under the revolving credit facility. As of April 30, 2022, $206.3 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the Credit Agreement as of April 30, 2022. For further information, see Note 10, “Debt” to the consolidated financial statements included in this Annual Report.

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

Our senior unsecured credit agreement provides an option to increase the size of our revolving credit facility and term loan by an additional $200.0 million, subject to customary conditions and approval of the lenders providing the new commitments. There can be no assurance that lenders will approve additional commitments under current circumstances. We may seek to raise additional capital and our access to, and cost of, financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, and our future prospects.

Cash Flows

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021
Operating activities:
Net income	$102.2	$122.3
Non-cash items	66.4	50.7
Changes in operating assets and liabilities	(69.8)	6.8
Net cash provided by operating activities	98.8	179.8
Net cash used in investing activities	(37.4)	(24.8)
Net cash used in financing activities	(114.6)	(142.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.0)	3.8
(Decrease) increase in cash and cash equivalents	(61.2)	15.9
Cash and cash equivalents at beginning of the period	233.2	217.3
Cash and cash equivalents at end of the period	$172.0	$233.2

Operating activities

Net cash provided by operating activities decreased $81.0 million to $98.8 million in fiscal 2022, compared to $179.8 million in fiscal 2021. The decrease was due to higher cash outflows related to changes in operating assets and liabilities. The $69.8 million of cash outflows for operating assets and liabilities in fiscal 2022 was primarily due to higher inventory (as a result of global supply chain and logistics disruptions) and lower accounts payable and other liabilities.

Investing activities

Net cash used in investing activities was $37.4 million in fiscal 2022, compared to $24.8 million in fiscal 2021. The activity primarily represents capital expenditures in both fiscal years. We received $0.6 million of cash from the sale of property, plant and equipment in fiscal 2022.

Financing activities

Net cash used in financing activities was $114.6 million in fiscal 2022, compared to $142.9 million in fiscal 2021. In fiscal 2022, we used $64.5 million of cash for the purchase of shares under our share buyback program, compared to $6.7 million in fiscal 2021. We paid cash dividends of $20.4 million in fiscal 2022, compared to $17.4 million in fiscal 2021. We increased our quarterly dividend from $0.11 per share to $0.14 per share in the first quarter of fiscal 2022. In fiscal 2022, we paid $0.3 million in taxes related to the net share settlement of equity awards compared to $3.9 million in fiscal 2021. In fiscal 2022, we had net repayments on our borrowings of $29.2 million. In fiscal 2021, we had net repayments on our borrowings of $115.2 million, which included the repayment of the $100.0 million precautionary draw-down on our revolving credit facility from March 2020.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of April 30, 2022:

	Payments Due By Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance leases	$0.8	$0.4	$0.3	$0.1	$—
Operating leases	24.0	6.5	7.3	3.2	7.0
Debt (1)	211.4	13.0	197.1	0.4	0.9
Estimated interest on debt (2)	5.6	3.7	1.7	0.1	0.1
Deferred compensation	8.0	1.6	1.9	1.8	2.7
Total	$249.8	$25.2	$208.3	$5.6	$10.7
(1)
Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in September 2023.
(2)
Based on interest rates in effect as of April 30, 2022 (including the impact of interest rate swaps).

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties currently are preparing post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. Hetronic has opposed that petition. The Supreme Court has requested the views of the Solicitor General on the petition for certiorari. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect all or any portion of the judgment.

We incurred legal fees of $3.3 million, $5.7 million and $5.4 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses and as part of the Industrial segment.

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

In addition, from time to time, customers may negotiate annual price downs. Management has evaluated these price downs and determined that in some instances, these price downs give rise to a material right. In instances that a material right exists, a portion of the transaction price is allocated to the material right and recognized over the life of the contract.

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

For the quantitative assessment, we utilize either, or a combination of, the income approach and market approach to estimate the fair value of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses appropriate valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years, involve a greater degree of uncertainty.

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

Foreign currency risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant are the U.S. dollar, the euro, the Mexican peso, and the Chinese renminbi.

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In fiscal 2022, we reported foreign currency exchange losses of approximately $1.9 million, which were primarily attributed to the remeasurement of net monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries. In January 2021, we began to use foreign currency forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. The forward contracts have a maturity of less than three months and are not designated as hedging instruments. As of April 30, 2022, the notional value of these outstanding contracts was $38.6 million, and the net unrealized loss was $0.2 million. The impact of a change in the foreign currency exchange rates on our foreign currency forward contracts will generally be offset against the gain or loss from the re-measurement of the underlying balance sheet exposure.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of April 30, 2022, the cumulative net currency translation adjustments decreased shareholders’ equity by $30.5 million. We have outstanding a euro denominated cross-currency swap which is treated as a net investment hedge to reduce our exposure to translational exchange risk. As of April 30, 2022, we recorded a deferred gain, net of tax, of $1.5 million related to the cross-currency swap.

Interest rate risk

We are exposed to interest rate risk on borrowings under our senior unsecured credit agreement which is based on LIBOR. As of April 30, 2022, we had $206.3 million of borrowings under our senior unsecured credit agreement. In April 2021, we began to manage our interest rate exposures through the use of interest rate swaps to effectively convert a portion of our variable-rate debt to a fixed rate. The notional amount of our interest rate swaps was $100.0 million as of April 30, 2022. Based on borrowings outstanding under our senior unsecured credit agreement at April 30, 2022, net of the interest rate swaps, we estimate that a 1% increase in interest rates would result in increased annual interest expense of $1.1 million.

Commodity price risk

We are exposed to commodity price risk primarily on our raw material purchases. These raw materials are not rare or unique to our industry. The cost of copper, resins, and other commodities, such as fuel and energy, has fluctuated in recent years due to changes in global supply and demand. The cost of copper increased significantly in fiscal 2022. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw material costs through global sourcing initiatives and price increases on our products where possible. However, in the short-term, further increases in raw material costs can be very difficult to fully offset with price increases because of contractual agreements with our customers, which would unfavorably impact our gross margins.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are filed within this Annual Report under Item 15, “Exhibits, Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. As defined in Rules 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2022 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2022. Management reviewed the results of its assessment with the Audit Committee. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report is included on page F-4 of this Annual Report.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters is incorporated by reference herein to the definitive proxy statement for our 2022 annual meeting under the captions “Proposal One Election of Directors” and “Corporate Governance.” The information required by this item regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee is incorporated by reference herein to the definitive proxy statement for our 2022 annual meeting under the captions “Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2022 annual meeting under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “CEO Pay Ratio”, “Executive Compensation Tables” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item is incorporated by reference herein to the definitive proxy statement for our 2022 annual meeting under the caption “Security Ownership.”

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of April 30, 2022. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,955,759	37.01(1)	112,255
Equity compensation plans not approved by security holders	—	—	—
Total	1,955,759	$37.01	112,255
(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards and restricted stock units, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2022 annual meeting under the captions “Corporate Governance” and “Other Information.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2022 annual meeting under the caption “Audit Committee Matters.”

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

10.10*	Methode Electronics, Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2010).
10.11*

Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 20, 2010).

10.12*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014).
10.13*	Form of Amendment to Change in Control Agreement dated November 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.14

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

10.15*

Change in Control Agreement dated June 14, 2017 between Methode Electronics, Inc. and Andrea Barry (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 21, 2018).

10.16*

Change in Control Agreement dated as of December 7, 2018 between the Company and Anil Shetty (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2019).

10.17*

Change in Control Agreement dated as of June 26, 2020 between the Company and Joseph Khoury (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 30, 2020).

10.18*	Form of Transition Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on June 30, 2020).
10.19*	Form of 2020 Long-Term Performance-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.20*	Form of 2020 Long-Term Performance-Based Award Agreement (COO, CFO and CHRO) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.21*	Form of 2020 Long-Term Performance-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.22*	Form of 2020 Long-Term Time-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.23*	Form of 2020 Long-Term Time-Based Award Agreement (COO, CFO and CHRO) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.24*	Form of 2020 Long-Term Time-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.25*

Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020).

10.26

First Amendment to Amended and Restated Credit Agreement, entered into as of December 10, 2021, among Methode Electronics, Inc., each Lender party thereto, Wells Fargo Bank, National Association, as L/C Issuer, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.27*	Long-Term Performance-Based Award Agreement dated as of September 29, 2020 between the Company and Kevin Martin.
10.28*	Long-Term Time-Based Award Agreement dated as of September 29, 2020 between the Company and Kevin Martin.
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

* Management Compensatory Plan

** Indicates that the exhibit is being furnished with this report and not filed as part of it.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/ RONALD L.G. TSOUMAS
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated: June 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER J. ASPATORE	Chairman of the Board	June 23, 2022
Walter J. Aspatore

/s/ LAWRENCE B. SKATOFF	Vice Chairman of the Board	June 23, 2022
Lawrence B. Skatoff

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 23, 2022
Donald W. Duda	(Principal Executive Officer)

/s/ RONALD L.G. TSOUMAS	Chief Financial Officer	June 23, 2022
Ronald L.G. Tsoumas	(Principal Financial Officer)

/s/ AMIT N. PATEL	Chief Accounting Officer	June 23, 2022
Amit N. Patel	(Principal Accounting Officer)

/s/ DAVID P. BLOM	Director	June 23, 2022
David P. Blom

/s/ THERESE M. BOBEK	Director	June 23, 2022
Therese M. Bobek

/s/ BRIAN J. CADWALLADER	Director	June 23, 2022
Brian J. Cadwallader

/s/ BRUCE K. CROWTHER	Director	June 23, 2022
Bruce K. Crowther

/s/ DARREN M. DAWSON	Director	June 23, 2022
Darren M. Dawson

/s/ JANIE GODDARD	Director	June 23, 2022
Janie Goddard

/s/ MARY A. LINDSEY	Director	June 23, 2022
Mary A. Lindsey

/s/ ANGELO V. PANTALEO	Director	June 23, 2022
Angelo V. Pantaleo
/s/ MARK D. SCHWABERO	Director	June 23, 2022
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries (the Company) as of April 30, 2022 and May 1, 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and May 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 23, 2022 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment

Description of the Matter

At April 30, 2022, the balance of the Company’s goodwill was $233.0 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually or when impairment indicators are present at the reporting unit.

Auditing management’s assessment of goodwill impairment requires judgment to evaluate the effects of macroeconomic and industry conditions on the fair value of the reporting units. The fair value estimate can be sensitive to significant assumptions such as revenue growth rates, gross profit, and the discount rate. The estimate also includes assumptions related to the terminal growth rate, capital expenditures, working capital levels, and other market participant assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. This included testing controls over management’s assessment of qualitative factors and review of the prospective financial information and other key assumptions used in the valuation model as well as controls over the carrying value of the reporting units.

To test the goodwill impairment assessment, our audit procedures included, among others, considering existing events and circumstances in evaluating the Company’s assessment of qualitative factors, evaluating the Company's use of the income approach, testing the significant assumptions described above used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data. For example, we compared certain qualitative assessment considerations and significant assumptions to current industry, market and economic trends. We also compared significant assumptions to historical performance, and other guideline companies within the same industry. We performed a sensitivity analysis of the significant assumptions when necessary to evaluate the change in the fair value of the reporting units resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process and involved our valuation specialists to assist in testing certain significant assumptions in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Chicago, Illinois

June 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Methode Electronics, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Methode Electronics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated June 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

June 23, 2022

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	April 30, 2022	May 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$172.0	$233.2
Accounts receivable, net	273.3	282.5
Inventories	158.5	124.2
Income taxes receivable	8.3	11.5
Prepaid expenses and other current assets	16.9	22.6
Total current assets	629.0	674.0
Long-term assets:
Property, plant and equipment, net	197.0	204.0
Goodwill	233.0	235.6
Other intangible assets, net	207.7	229.4
Operating lease right-of-use assets, net	20.0	22.3
Deferred tax assets	36.8	41.2
Pre-production costs	27.2	25.0
Other long-term assets	38.4	35.5
Total long-term assets	760.1	793.0
Total assets	$1,389.1	$1,467.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108.5	$122.9
Accrued employee liabilities	30.0	33.5
Other accrued liabilities	24.5	25.0
Short-term operating lease liabilities	6.0	6.1
Short-term debt	13.0	14.9
Income tax payable	6.6	20.3
Total current liabilities	188.6	222.7
Long-term liabilities:
Long-term debt	197.5	225.2
Long-term operating lease liabilities	14.8	17.5
Long-term income taxes payable	22.1	24.8
Other long-term liabilities	14.0	20.5
Deferred tax liabilities	38.3	38.3
Total long-term liabilities	286.7	326.3
Total liabilities	475.3	549.0
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,276,968 shares and 39,644,913 shares issued as of April 30, 2022 and May 1, 2021, respectively	19.2	19.8
Additional paid-in capital	169.0	157.6
Accumulated other comprehensive (loss) income	(26.8)	6.1
Treasury stock, 1,346,624 shares as of April 30, 2022 and May 1, 2021	(11.5)	(11.5)
Retained earnings	763.9	746.0
Total shareholders' equity	913.8	918.0
Total liabilities and shareholders' equity	$1,389.1	$1,467.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net sales	$1,163.6	$1,088.0	$1,023.9

Cost of products sold	898.7	813.9	741.0

Gross profit	264.9	274.1	282.9

Selling and administrative expenses	134.1	126.9	116.8
Amortization of intangibles	19.1	19.3	19.0

Income from operations	111.7	127.9	147.1

Interest expense, net	3.5	5.2	10.1
Other income, net	(10.3)	(12.2)	(11.7)

Income before income taxes	118.5	134.9	148.7

Income tax expense	16.3	12.6	25.3

Net income	$102.2	$122.3	$123.4

Basic and diluted income per share:
Basic	$2.74	$3.22	$3.28
Diluted	$2.70	$3.19	$3.26

Cash dividends per share	$0.56	$0.44	$0.44

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net income	$102.2	$122.3	$123.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(42.0)	37.4	(12.3)
Derivative financial instruments	9.1	(4.4)	(1.0)
Total comprehensive income	$69.3	$155.3	$110.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 27, 2019	38,333,576	$19.2	$150.4	$(13.6)	$(11.5)	$545.2	$689.7
Issuance of restricted stock, net of tax withholding	104,535	—	—	—	—	(0.4)	(0.4)
Stock-based compensation expense	—	—	0.3	—	—	—	0.3
Other comprehensive loss	—	—	—	(13.3)	—	—	(13.3)
Net income	—	—	—	—	—	123.4	123.4
Dividends on common stock	—	—	—	—	—	(16.3)	(16.3)
Balance as of May 2, 2020	38,438,111	19.2	150.7	(26.9)	(11.5)	651.9	783.4
Issuance of restricted stock, net of tax withholding	1,350,251	0.7	(0.7)	—	—	(3.9)	(3.9)
Stock-based compensation expense	—	—	6.8	—	—	—	6.8
Exercise of stock options	24,500	—	0.8	—	—	—	0.8
Purchases of common stock	(167,949)	(0.1)	—	—	—	(7.4)	(7.5)
Other comprehensive income	—	—	—	33.0	—	—	33.0
Net income	—	—	—	—	—	122.3	122.3
Dividends on common stock	—	—	—	—	—	(16.9)	(16.9)
Balance as of May 1, 2021	39,644,913	19.8	157.6	6.1	(11.5)	746.0	918.0
Issuance of restricted stock, net of tax withholding	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Stock-based compensation expense	—	—	11.0	—	—	—	11.0
Exercise of stock options	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	(1,425,190)	(0.7)	—	—	—	(63.0)	(63.7)
Other comprehensive loss	—	—	—	(32.9)	—	—	(32.9)
Net income	—	—	—	—	—	102.2	102.2
Dividends on common stock	—	—	—	—	—	(21.0)	(21.0)
Balance as of April 30, 2022	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating activities:
Net income	$102.2	$122.3	$123.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.6	51.5	48.3
Stock-based compensation expense	11.8	6.8	0.3
Change in cash surrender value of life insurance	0.1	(2.0)	—
Amortization of debt issuance costs	0.7	0.7	0.7
(Gain) loss on sale of business/investment/property	(0.3)	1.3	(0.4)
Impairment of long-lived assets	3.1	—	—
Change in deferred income taxes	(2.1)	(9.6)	8.0
Other	0.5	2.0	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(2.0)	(81.9)	27.4
Inventories	(39.3)	11.3	(15.8)
Prepaid expenses and other assets	1.5	17.9	(3.6)
Accounts payable	(8.7)	44.0	(15.5)
Other liabilities	(21.3)	15.5	(32.0)
Net cash provided by operating activities	98.8	179.8	140.6

Investing activities:
Purchases of property, plant and equipment	(38.0)	(24.9)	(45.1)
Sale of business/investment/property	0.6	0.1	0.6
Net cash used in investing activities	(37.4)	(24.8)	(44.5)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.3)	(3.9)	(0.4)
Repayments of finance leases	(0.7)	(0.5)	(0.7)
Proceeds from exercise of stock options	0.5	0.8	—
Purchases of common stock	(64.5)	(6.7)	—
Cash dividends	(20.4)	(17.4)	(16.3)
Proceeds from borrowings	—	1.5	157.5
Repayments of borrowings	(29.2)	(116.7)	(98.4)
Net cash (used in) provided by financing activities	(114.6)	(142.9)	41.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.0)	3.8	(3.7)
(Decrease) increase in cash and cash equivalents	(61.2)	15.9	134.1
Cash and cash equivalents at beginning of the year	233.2	217.3	83.2
Cash and cash equivalents at end of the year	$172.0	$233.2	$217.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3.6	$5.3	$9.9
Income taxes, net of refunds	$32.3	$16.0	$21.1

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

Financial reporting periods. The Company maintains its financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2022 and 2021 represented 52 weeks and ended on April 30, 2022 and May 1, 2021, respectively. Fiscal 2020 represented 53 weeks and ended on May 2, 2020. The following discussions of comparative results among periods should be reviewed in that context.

Impact of the COVID-19 pandemic. The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. The Company expects that the global health crisis caused by the COVID-19 pandemic will continue to negatively impact its business and results of operations for the foreseeable future. The extent of the impact will depend on a number of evolving and uncertain factors, including the duration and spread of COVID-19 (and its variants), the rate of vaccinations, actions taken by governmental authorities to further restrict business operations and social activity and impose travel restrictions, shifting consumer demand, the ability of the Company’s supply chain to deliver in a timely and cost-effective manner, the ability of the Company’s employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of the Company’s customers and suppliers and future access to capital.

The Company continues to experience business interruptions, including customer shutdowns and increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its non-automotive customers. The Company expects this semiconductor shortage will have a continued impact on its operating results and financial condition in fiscal 2023.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $10.0 million, $11.1 million and $1.7 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and has been reported in other income, net in the consolidated statements of income.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company’s goodwill, identifiable intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic as of April 30, 2022 and through the date of this report. As a result of these assessments, the Company concluded that there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company’s consolidated financial statements as of April 30, 2022 and for the year ended April 30, 2022. However, the Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of April 30, 2022, the Company had a balance of $40.0 million in money market accounts. The Company did not have any money market accounts as of May 1, 2021.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable and allowance for doubtful accounts. Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.0 million and $0.7 million as of April 30, 2022 and May 1, 2021, respectively.

Concentration of credit risk. Financial assets that subject the Company to concentration of credit risk consist primarily of cash equivalents, derivative contracts, and accounts receivable. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. For accounts receivable, the Company generally does not require collateral. Sales to General Motors Company (“GM”) in the Automotive segment, either directly or through its tiered suppliers, represented a significant portion of the Company's business. As of April 30, 2022 and May 1, 2021, accounts receivable from GM (including tiered suppliers) were approximately $42.0 million and $54.9 million, respectively.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under a finance lease is recorded at the present value of the future minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. See Note 6, “Property, Plant and Equipment” for additional information.

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

In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. See Note 7, “Goodwill and Other Intangible Assets” for additional information regarding the Company’s goodwill impairment assessment for fiscal 2022.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-production costs related to long-term supply arrangements. The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of April 30, 2022 and May 1, 2021, the Company had $27.2 million and $25.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or over the estimated useful life of the assets. Company owned tooling was $14.6 million and $17.0 million as of April 30, 2022 and May 1, 2021, respectively.

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

Government grants. The Company recognizes grant income in other income, net in the consolidated statements of income when it is considered that there is reasonable assurance that the grant will be received and the necessary qualifying conditions, as stated in the grant agreement, are met. The international government grants are generally paid over a period of years and are recorded at amortized cost on the Company’s consolidated balance sheets. As of April 30, 2022 and May 1, 2021, grant receivables outstanding were $12.7 million and $18.6 million, respectively. The short-term and long-term portion of grant receivables are recorded on the consolidated balance sheets within accounts receivable, net and other long-term assets, respectively. Additionally, as of April 30, 2022 and May 1, 2021, the Company has no deferred grant income.

Research and development costs. Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred. Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of income. Research and development costs were $35.7 million, $37.1 million and $34.9 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

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
•
Level 2 - Observable inputs for similar assets or liabilities adjusted for terms specific to the asset or liability;
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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740, such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted ASU 2019-12 as of May 2, 2021, and the impact on its consolidated financial statements was not material.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another rate that is expected to be discontinued, subject to meeting certain criteria. ASU 2020-04 was effective upon issuance and the adoption of this update did not have a material impact on the Company's consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, International Financial Reporting Standards guidance in International Accounting Standard 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of this standard will have an impact on its consolidated financial statements; however the Company expects to increase its disclosures with respect to government assistance beginning in fiscal 2023.

Note 2. Revenue

The Company generates revenue from manufacturing of products for customers in diversified global markets. The majority of the Company’s revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

Revenue associated with products which the Company believes have no alternative use (such as highly customized parts), and where the Company has an enforceable right to payment, are recognized on an over time basis. Revenue is recognized based on progress to date, which is typically even over the production process through transfer of control to the customer.

Estimating total contract revenue may require judgment as certain contracts contain pricing discount structures, early payment discounts or other provisions that can impact the transaction price. The Company generally estimates variable consideration utilizing the most likely amount to which it expects to be entitled. When the contract provides the customer with the right to return eligible products, the Company reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns. The Company adjusts these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time. The Company’s payment terms with its customers are typically 30-45 days from the time control transfers. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606 to not assess whether a contract has a significant financing component.

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

Unbilled receivables (contract assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized over time. Unbilled receivables were $0.4 million and $0.6 million as of April 30, 2022 and May 1, 2021, respectively. During fiscal 2022, $0.6 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of April 30, 2022.

Deferred revenue (contract liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. Deferred revenue was $0.2 million and $0.3 million as of April 30, 2022 and May 1, 2021, respectively. Previously deferred revenue of $0.1 million was recorded into revenue during fiscal 2022.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$400.9	$177.2	$59.3	$4.1	$641.5
EMEA	216.5	80.8	—	—	297.3
Asia	164.1	60.1	0.5	0.1	224.8
Total net sales	$781.5	$318.1	$59.8	$4.2	$1,163.6
Timing of revenue recognition:
Goods transferred at a point in time	$758.4	$318.1	$59.8	$4.2	$1,140.5
Goods transferred over time	23.1	—	—	—	23.1
Total net sales	$781.5	$318.1	$59.8	$4.2	$1,163.6

	Fiscal Year Ended May 1, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$406.4	$142.9	$61.0	$2.7	$613.0
EMEA	212.3	68.2	—	—	280.5
Asia	137.0	56.8	0.6	0.1	194.5
Total net sales	$755.7	$267.9	$61.6	$2.8	$1,088.0
Timing of revenue recognition:
Goods transferred at a point in time	$722.1	$267.9	$61.6	$2.8	$1,054.4
Goods transferred over time	33.6	—	—	—	33.6
Total net sales	$755.7	$267.9	$61.6	$2.8	$1,088.0

Customer Concentration

Sales to GM in the Automotive segment, either directly or through its tiered suppliers, are shown below.

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
Percentage of net sales:
GM	23.3%	27.5%	26.8%

Note 3. Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of April 30, 2022, the Company's leases have remaining lease terms of up to 10.3 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of April 30, 2022, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the consolidated balance sheets, assets under finance leases of $0.7 million and $0.7 million are included in property, plant and equipment, net on the consolidated balance sheets as of April 30, 2022 and May 1, 2021, respectively. Finance lease obligations were $0.8 million and $1.0 million as of April 30, 2022 and May 1, 2021, respectively, and are split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the years ended April 30, 2022 and May 1, 2021.

The components of lease expense were as follows:

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Lease cost:
Operating lease cost	$8.9	$8.4	$9.0
Variable lease cost	1.6	1.6	1.3
Total lease cost	$10.5	$10.0	$10.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow and other information related to operating leases was as follows:

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating cash flows:
Cash paid related to operating lease obligations, including lease termination payment	$10.8	$9.3	$8.7
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$7.7	$5.7	$5.5
Weighted-average remaining lease term	5.3 years	5.0 years	5.7 years
Weighted-average discount rate	4.4%	4.6%	4.7%

Maturities of operating lease liabilities as of April 30, 2022, are shown below:

(in millions)
Fiscal Year:
2023	$6.5
2024	4.8
2025	2.5
2026	1.7
2027	1.5
Thereafter	7.0
Total lease payments	24.0
Less: imputed interest	(3.2)
Present value of lease liabilities	$20.8

Note 4. Restructuring

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve future operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

In fiscal 2022, the Company initiated a restructuring plan to consolidate one of its operations within the Industrial segment in response to logistics and tariff issues. This action resulted in a facility shutdown and consolidation of activities into an existing location. In fiscal 2022, the Company recognized $3.6 million of restructuring costs, of which $1.3 million was recorded in cost of products sold and $2.3 million was recorded in selling and administrative expenses.

In fiscal 2021, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments. In fiscal 2021, the Company recognized $8.2 million of restructuring costs, of which $4.8 million was recorded in cost of products sold and $3.4 million was recorded in selling and administrative expenses.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of ROU lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. The following is a rollforward of the Company’s restructuring activity in fiscal 2022:

			Utilization
(in millions)	Accrual as of May 1, 2021	YTD charges	Cash	Non-cash	Accrual as of April 30, 2022
Employee termination benefits	$0.7	$0.4	$(1.0)	$—	$0.1
Asset impairment charges	—	3.1	—	(3.1)	—
Contract termination costs	0.5	0.1	(0.6)	—	—
Total	$1.2	$3.6	$(1.6)	$(3.1)	$0.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents restructuring costs by reportable segment:

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021
Automotive	$0.2	$6.2
Industrial	3.4	1.0
Interface	—	0.7
Medical	—	—
Eliminations/Corporate	—	0.3
Total restructuring costs	$3.6	$8.2

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

Note 5. Inventory

A summary of inventories is shown below:

(in millions)	April 30, 2022	May 1, 2021
Finished products	$31.8	$24.8
Work in process	12.9	14.0
Raw materials	113.8	85.4
Total inventories	$158.5	$124.2

Note 6. Property, Plant and Equipment

A summary of property, plant and equipment is shown below:

(in millions)	April 30, 2022	May 1, 2021
Land	$3.3	$3.3
Buildings and building improvements	89.2	88.9
Machinery and equipment	407.5	408.0
Construction in progress	21.5	24.8
Total property, plant and equipment, gross	521.5	525.0
Less: accumulated depreciation	(324.5)	(321.0)
Property, plant and equipment, net	$197.0	$204.0

Depreciation expense was $33.5 million, $32.2 million and $29.3 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of April 30, 2022 and May 1, 2021, capital expenditures recorded in accounts payable totaled $4.4 million and $5.5 million, respectively.

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

At the beginning of the fourth quarter of fiscal 2022, the annual goodwill impairment assessment was completed. The Company performed a qualitative assessment for each reporting unit except for two within the Automotive segment where a quantitative assessment was performed. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value.

For the quantitative assessment, the Company utilized the income approach to estimate the fair value of the reporting units. Cash flow projections were based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The quantitative assessment of the reporting units indicated that the fair value exceeded the carrying value. The Company does not believe that any of its reporting units are at risk for impairment. While the Company considered the impact the COVID-19 pandemic may have on its future cash flows when preparing its annual goodwill impairment test, the full extent of the impact that the COVID-19 pandemic, the semiconductor supply shortage and inflationary impact on materials, labor and freight costs will have on the Company’s business, operations and financial condition is currently unknown. The Company will continue to assess its goodwill for impairment as events and circumstances change. Any deterioration in the Company’s forecasted revenue and EBITDA margins, could result in an impairment of a portion or all of its goodwill. The amount of such impairment would be recognized as an expense in the period the goodwill is impaired.

A summary of the changes in goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of April 27, 2019	$106.3	$127.0	$233.3
Acquisitions	—	(0.2)	(0.2)
Foreign currency translation	(0.1)	(1.4)	(1.5)
Balance as of May 2, 2020	106.2	125.4	231.6
Foreign currency translation	0.5	3.5	4.0
Balance as of May 1, 2021	106.7	128.9	235.6
Foreign currency translation	(0.8)	(1.8)	(2.6)
Balance as of April 30, 2022	$105.9	$127.1	$233.0

A summary of goodwill by reporting unit is as follows:

(in millions)	April 30, 2022	May 1, 2021
Grakon Industrial	$125.5	$127.2
North American Automotive	99.8	99.8
European Automotive	6.1	6.9
Other	1.6	1.7
Total	$233.0	$235.6

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of April 30, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$232.3	$(55.1)	$177.2	14.7
Trade names, patents and technology licenses	58.0	(29.3)	28.7	6.2
Total amortized intangible assets	290.3	(84.4)	205.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$292.1	$(84.4)	$207.7

	As of May 1, 2021
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$235.3	$(42.7)	$192.6	15.6
Trade names, patents and technology licenses	58.7	(23.7)	35.0	7.0
Total amortized intangible assets	294.0	(66.4)	227.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$295.8	$(66.4)	$229.4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed an impairment test for its indefinite-lived trade name intangible asset and determined that no impairment existed as of April 30, 2022. Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
2023	$18.9
2024	18.5
2025	17.9
2026	17.1
2027	16.4
Thereafter	117.1
Total	$205.9

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative through interest expense, which was not material in either fiscal 2022 or fiscal 2021.

Interest rate swaps

In April 2021, the Company entered into interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure and to mitigate the impact of interest rate variability. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in fiscal 2022 or fiscal 2021.

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

As of April 30, 2022 and May 1, 2021, the Company held foreign currency forward contracts with a notional value of $38.6 million and $14.8 million, respectively. In fiscal 2022 and fiscal 2021, gains of $0.1 million and losses of $0.1 million, respectively, were recorded in earnings within other income, net in the consolidated statements of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	April 30, 2022	May 1, 2021
Derivatives designated as hedging instruments:
Net investment hedges	Other long-term liabilities	$—	$(6.8)
Net investment hedges	Other long-term assets	$1.9	$—
Interest rate swaps	Other long-term liabilities	$—	$(0.2)
Interest rate swaps	Other long-term assets	$3.0	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other accrued liabilities	$(0.2)	$—

Note 9. Retirement Benefits

Defined contribution plans

The Company has an employee 401(k) Savings Plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation. In addition, certain of the Company’s foreign subsidiaries also have defined contribution savings plans. Company contributions to these plans were $1.2 million, $1.2 million and $1.7 million, in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

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

The deferred compensation liability for the NDQC Plan was $7.6 million and $6.5 million as of April 30, 2022 and May 1, 2021, respectively. The Company has purchased life insurance policies on certain employees, which are held in a Rabbi trust, to potentially offset these unsecured obligations. These life insurance policies are recorded at their cash surrender value of $7.8 million and $8.3 million as of April 30, 2022 and May 1, 2021, respectively, and are included in other long-term assets in the consolidated balance sheets.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. These life insurance policies are recorded at their cash surrender value of $9.9 million and $9.5 million as of April 30, 2022 and May 1, 2021, respectively, and are included in other long-term assets in the consolidated balance sheets.

The cash surrender value of the life insurance policies approximates its fair value and is classified within Level 2 of the fair value hierarchy.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

A summary of debt is shown below:

(in millions)	April 30, 2022	May 1, 2021
Revolving credit facility	$—	$9.9
Term loan	206.3	218.7
Other debt	5.1	13.0
Unamortized debt issuance costs	(0.9)	(1.5)
Total debt	210.5	240.1
Less: current maturities	(13.0)	(14.9)
Total long-term debt	$197.5	$225.2

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

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 2.0% as of April 30, 2022. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of April 30, 2022, the Company was in compliance with all the covenants in the Credit Agreement. The fair value of borrowings under the Credit Agreement approximates book value because the interest rate is variable.

Other debt

One of the Company’s European subsidiaries has debt that consists of 3 notes with maturities ranging from 2023 to 2031. The weighted-average interest rate was approximately 1.4% as of April 30, 2022 and $0.5 million of the debt was classified as short-term. The fair value of other debt was $4.7 million at April 30, 2022 and was based on Level 2 inputs on a non-recurring basis.

Scheduled maturities

As of April 30, 2022, scheduled principal payments of debt are as follows:

(in millions)
Fiscal Year:
2023	$13.0
2024	196.9
2025	0.2
2026	0.2
2027	0.2
Thereafter	0.9
Total	$211.4

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Income Taxes

Income tax provision

The U.S. and foreign components of income before income taxes and the provision for income taxes are as follows:

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Income before income taxes:
U.S.	$31.2	$28.3	$47.3
Foreign	87.3	106.6	101.4
Total income before income taxes	$118.5	$134.9	$148.7
Income tax expense:
Current:
U.S. (federal and state)	$5.2	$5.8	$5.1
Foreign	13.5	15.9	12.8
Total current expense	18.7	21.7	17.9
Deferred:
U.S. (federal and state)	0.2	1.3	6.1
Foreign	(2.6)	(10.4)	1.3
Total deferred (benefit) expense	(2.4)	(9.1)	7.4
Total income tax expense	$16.3	$12.6	$25.3

A reconciliation of income tax expense to the U.S. statutory federal income tax rate of 21% is as follows:

	Fiscal Year Ended
(in millions)	April 30, 2022	May 1, 2021	May 2, 2020
Income tax at statutory rate	$24.9	$28.3	$31.2
Effect of:
State income taxes, net of federal benefit	0.6	0.1	1.5
Withholding taxes	2.5	2.7	2.3
Non-deductible compensation	2.1	0.5	0.2
Foreign tax differential	(8.1)	(10.8)	(8.3)
U.S. tax on foreign income	(1.7)	2.8	(1.0)
Foreign investment tax credit	—	(7.2)	(0.8)
Research and development	(2.6)	(2.2)	(0.6)
Change in tax reserve	(0.1)	0.1	2.2
Change in valuation allowance	(2.0)	1.8	0.8
Tax rate change, foreign	0.1	(0.1)	(0.1)
Other, net	0.6	(3.4)	(2.1)
Income tax expense	$16.3	$12.6	$25.3
Effective income tax rate	13.8%	9.3%	17.0%

In fiscal 2022, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates and the release of a valuation allowance of $2.0 million due to a tax law change. In addition, the Company benefited from less U.S. tax on foreign income of $1.7 million attributable to lower earnings in non-U.S. jurisdictions which was partially offset with non-deductible compensation of $2.1 million.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred income taxes and valuation allowances

Significant components of the Company's deferred income tax assets and liabilities were as follows:

(in millions)	April 30, 2022	May 1, 2021
Deferred tax liabilities:
Fixed assets	$(4.3)	$(2.9)
Amortization	(48.1)	(49.1)
Foreign tax	(3.1)	(2.0)
Lease assets	(4.5)	(4.9)
Derivative financial instruments	(1.1)	—
Other liabilities	(0.6)	(0.4)
Deferred tax liabilities, gross	(61.7)	(59.3)
Deferred tax assets:
Deferred compensation and stock award amortization	6.9	6.9
Inventory	3.5	2.7
Lease liabilities	4.7	5.3
Derivative financial instruments	—	1.6
Foreign investment tax credit	29.8	34.7
Net operating loss carryforwards	17.4	15.6
Foreign tax credits	1.3	1.4
Other	3.4	3.3
Deferred tax assets, gross	67.0	71.5
Less valuation allowance	(6.8)	(9.3)
Deferred tax assets, net of valuation allowance	60.2	62.2
Net deferred tax (liability) asset	$(1.5)	$2.9
Balance sheet classification:
Long-term asset	36.8	41.2
Long-term liability	(38.3)	(38.3)
Net deferred tax (liability) asset	$(1.5)	$2.9

The Company recorded a net deferred tax liability for U.S. and foreign income taxes of $1.5 million for fiscal 2022 and a net deferred tax asset of $2.9 million for fiscal 2021. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company has a valuation allowance of $6.8 million related to federal, state, and foreign net operating loss carryovers and other credits and determined that these deferred tax assets did not reach the more likely than not realizable standard.

As of April 30, 2022, the Company had available $36.3 million of federal, $68.9 million of state and $14.9 million of foreign gross operating loss carryforwards with a valuation allowance of $24.2 million for federal, $24.1 million for state and $0 for foreign. The U.S. federal net operating loss carryforwards will substantially start to expire in 2026 and beyond. The state net operating loss carryforwards will substantially start to expire in 2032 and beyond.

Total unused credits are $31.2 million as of April 30, 2022, the majority of which can be carried forward indefinitely.

Indefinite reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers the remaining undistributed foreign earnings that are not specifically identified to be indefinitely reinvested of $354.3 million. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $5.1 million and $5.3 million as of April 30, 2022 and May 1, 2021, respectively. These amounts represent the amount of unrecognized benefits that, if recognized, would favorably impact the effective tax rate if resolved in the Company’s favor. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.2 million at both April 30, 2022 and May 1, 2021.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	April 30, 2022	May 1, 2021
Balance at beginning of period	$5.3	$5.2
Increases for positions related to the current year	—	0.2
Lapsing of statutes of limitations	(0.2)	(0.1)
Balance at end of period	$5.1	$5.3

At April 30, 2022, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2019 and for state tax purposes on or after fiscal year 2013. Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years. In the major foreign jurisdictions, fiscal 2014 and subsequent periods remain open and subject to examination by taxing authorities.

Note 12. Commitments and Contingencies

Environmental matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us. The Company is involved in environmental investigations and/or remediation at two of its United Sates plant sites no longer used for operations. The Company uses environmental consultants to assist us in evaluating its environmental liabilities in order to establish appropriate accruals in its consolidated financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2023.

As of April 30, 2022 and May 1, 2021, the Company had accruals, primarily based upon independent estimates, for environmental matters of $1.0 million and $0.9 million, respectively. The accrual as of April 30, 2022 consists of $0.7 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The accrual as of May 1, 2021 consists of $0.6 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In each of fiscal 2022, fiscal 2021 and fiscal 2020, the Company spent $0.5 million on remediation cleanups and related studies. The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2022, fiscal 2021 or fiscal 2020.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties currently are preparing post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. Hetronic has opposed that petition. The Supreme Court has requested the views of the Solicitor General on the petition for certiorari. Like any judgment, particularly any judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect all or any portion of the judgment.

Note 13. Shareholders’ Equity

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

	Fiscal Year Ended
(in millions, except share and per share data)	April 30, 2022	May 1, 2021
Shares purchased	1,425,190	167,949
Average price per share	$44.73	$44.66
Total cost	$63.7	$7.5

As of April 30, 2022, a total of 1,593,139 shares have been purchased at a total cost of $71.2 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of April 30, 2022, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was approximately $28.8 million.

On June 16, 2022, the Board of Directors authorized an increase in the existing share buyback program under which the Company may purchase up to an additional $100.0 million of its outstanding common stock, and also extended the expiration from March 31, 2023 to June 14, 2024.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The Company paid dividends totaling $20.4 million in fiscal 2022, $17.4 million in fiscal 2021 and $16.3 million in fiscal 2020. Dividends paid in fiscal 2021 includes $0.9 million of dividends on restricted stock that vested during the period. The Company increased its quarterly dividend from $0.11 per share to $0.14 per share beginning in the three months ended July 31, 2021.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

(in millions)	Currency Translation Adjustments	Derivative Instruments	Total
Balance as of April 27, 2019	$(13.6)	$-	$(13.6)
Other comprehensive loss	(12.9)	(1.3)	(14.2)
Tax benefit	0.6	0.3	0.9
Net current period other comprehensive loss	(12.3)	(1.0)	(13.3)
Balance as of May 2, 2020	(25.9)	(1.0)	(26.9)
Other comprehensive income (loss)	38.6	(5.7)	32.9
Tax (expense) benefit	(1.2)	1.3	0.1
Net current period other comprehensive income (loss)	37.4	(4.4)	33.0
Balance as of May 1, 2021	11.5	(5.4)	6.1
Other comprehensive income (loss)	(42.4)	11.9	(30.5)
Tax (expense) benefit	0.4	(2.8)	(2.4)
Net current period other comprehensive income (loss)	(42.0)	9.1	(32.9)
Balance as of April 30, 2022	$(30.5)	$3.7	$(26.8)

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company’s stockholders approved the 2014 Plan in September 2014. The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of April 30, 2022, there were 112,255 shares available for award under the 2014 Plan.

Stock-based compensation expense

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense (benefit) related to the equity awards:

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(52 Weeks)	(53 Weeks)
RSAs	$—	$—	$(2.1)
RSUs	10.3	5.9	1.5
Deferred director awards	0.8	—	—
Director awards	0.7	0.9	0.9
Total stock-based compensation expense	$11.8	$6.8	$0.3

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock awards and performance units

As of April 30, 2022, the Company had 928,412 RSAs outstanding which will be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, an additional 464,206 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock

The fair value of the RSAs was based on the closing stock price on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for RSAs are recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs are recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, compensation expense has not been recognized for the RSAs or PUs in fiscal 2022, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense for RSAs at target level of performance is $26.5 million as of April 30, 2022.

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

The following table summarizes the RSA activity under the 2014 Incentive Plan:

	Restricted Stock Awards	Weighted average grant date fair value
Non-vested at April 27, 2019	1,031,408	$34.09
Awarded	—	$—
Vested	(455,750)	$33.89
Forfeited	(575,658)	$34.25
Non-vested at May 2, 2020	—	$—
Awarded	928,412	$28.50
Vested	—	$—
Forfeited	—	$—
Non-vested at May 1, 2021	928,412	$28.50
Awarded	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at April 30, 2022	928,412	$28.50

Restricted stock units

RSUs granted under the 2014 Plan vest over a pre-determined period of time, up to five years from the date of grant. The fair value of RSUs granted was based on the closing stock price on the date of grant. RSUs granted in fiscal 2021 and fiscal 2022 earn dividend equivalents during the vesting period, which are forfeitable if the RSUs do not vest.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU activity granted under the 2014 Plan:

	Restricted Stock Units	Weighted average grant date fair value
Non-vested at April 27, 2019	187,844	$34.55
Awarded	—	$—
Vested	(176,994)	$34.25
Forfeited	(7,750)	$38.75
Non-vested at May 2, 2020	3,100	$41.20
Awarded	949,712	$28.49
Vested	(25,201)	$29.87
Forfeited	—	$—
Non-vested at May 1, 2021	927,611	$28.50
Awarded	46,300	$48.41
Vested	(37,520)	$36.55
Forfeited	—	$—
Non-vested at April 30, 2022	936,391	$29.16

As of April 30, 2022, there were 37,520 RSUs that were vested for which shares were issued in the first quarter of fiscal 2023. As of April 30, 2022, unrecognized share-based compensation expense for RSUs was $13.2 million which will be recognized over a weighted-average amortization period of 1.8 years.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. In fiscal 2022, the Company granted 32,505 shares, of which 17,730 shares were deferred. All dividends on deferred shares are reinvested into additional deferred shares based on the closing price of the Company’s common stock on the dividend payment date. Deferred shares will be settled with shares of common stock upon each director’s retirement from the Company’s Board of Directors. As of April 30, 2022, there were 17,956 deferred shares outstanding. During fiscal 2021 and fiscal 2020, the Company issued 33,000 shares and 30,000 shares, respectively, of common stock to its independent directors, all of which vested immediately upon grant.

Stock options

The following table summarizes combined stock option activity under the 2010 Plan and 2007 Plan:

	Shares	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 27, 2019	106,668	$35.76	5.0	$0.1
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at May 2, 2020	106,668	$35.76	4.0	$0.1
Exercised	(24,500)	$31.61
Forfeited	(9,168)	$37.01
Outstanding and exercisable at May 1, 2021	73,000	$37.01	3.2	$0.6
Exercised	(13,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at April 30, 2022	60,000	$37.01	2.2	$0.5

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. The total intrinsic value of options exercised in fiscal 2022 was $0.2 million.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred RSUs

Under the 2014 Plan and 2010 Plan, RSUs that have vested for certain executives, including the Company’s CEO, will not be delivered in common stock until after the executive terminates employment from the Company or upon a change of control. As of April 30, 2022, shares to be delivered to these executives were 121,200 shares under the 2014 Plan and 180,000 shares under the 2010 Plan.

Under the 2004 Plan, 225,000 shares of common stock subject to performance based RSAs granted to the Company’s CEO in fiscal 2006 and 2007 were converted to RSUs. The shares of common stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of the Company’s fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code. As of April 30, 2022, 29,945 shares have been delivered in connection with these RSUs with a remaining balance to be delivered of 195,055 shares.

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

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Numerator:
Net income (in millions)	$102.2	$122.3	$123.4

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued RSUs	37,234,086	38,038,615	37,574,671
Dilutive potential common shares - stock options, RSAs and RSUs	583,360	267,671	269,799
Denominator for diluted income per share	37,817,446	38,306,286	37,844,470

Basic and diluted income per share:
Basic income per share	$2.74	$3.22	$3.28
Diluted income per share	$2.70	$3.19	$3.26

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	928,412	738,167	566,620

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

The Industrial segment manufactures lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies (such as our PowerRail® solution), high-current low-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, computers, industrial, power conversion, military, telecommunications and transportation.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Interface segment provides a variety of copper-based transceivers and related accessories for the cloud computing hardware equipment and telecommunications broadband equipment markets, user interface solutions for the appliance, commercial food service, and point-of-sale equipment markets, and fluid-level sensors for the marine/recreational vehicle and sump pump markets.

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

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended April 30, 2022 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$786.3	$325.7	$59.8	$4.2	$(12.4)	$1,163.6
Transfers between segments	(4.8)	(7.6)	—	—	12.4	—
Net sales to unaffiliated customers	$781.5	$318.1	$59.8	$4.2	$—	$1,163.6

Income (loss) from operations	$92.6	$67.1	$9.9	$(5.5)	$(52.4)	$111.7
Interest expense, net						3.5
Other income, net						(10.3)
Income before income taxes						$118.5

Purchases of property, plant and equipment	$27.4	$2.4	$—	$0.2	$8.0	$38.0

Depreciation and amortization	$34.4	$14.9	$0.2	$1.0	$2.1	$52.6

Identifiable assets	$689.8	$455.3	$108.1	$7.9	$128.0	$1,389.1

	Fiscal Year Ended May 1, 2021 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$761.8	$273.2	$61.6	$2.8	$(11.4)	$1,088.0
Transfers between segments	(6.1)	(5.3)	—	—	11.4	—
Net sales to unaffiliated customers	$755.7	$267.9	$61.6	$2.8	$—	$1,088.0

Income (loss) from operations	$107.6	$64.3	$8.9	$(4.6)	$(48.3)	$127.9
Interest expense, net						5.2
Other income, net						(12.2)
Income before income taxes						$134.9

Purchases of property, plant and equipment	$22.5	$2.1	$—	$—	$0.3	$24.9

Depreciation and amortization	$34.3	$14.3	$0.3	$0.9	$1.7	$51.5

Identifiable assets	$739.5	$461.6	$90.4	$7.6	$167.9	$1,467.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended May 2, 2020 (53 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$716.8	$253.9	$58.9	$1.6	$(7.3)	$1,023.9
Transfers between segments	(4.7)	(2.5)	(0.1)	—	7.3	—
Net sales to unaffiliated customers	$712.1	$251.4	$58.8	$1.6	$—	$1,023.9

Income (loss) from operations	$124.4	$59.4	$5.6	$(6.0)	$(36.3)	$147.1
Interest expense, net						10.1
Other income, net						(11.7)
Income before income taxes						$148.7

Purchases of property, plant and equipment	$37.5	$5.7	$0.3	$0.7	$0.9	$45.1

Depreciation and amortization	$31.0	$13.7	$0.9	$1.1	$1.6	$48.3

Identifiable assets	$670.9	$421.8	$71.0	$8.8	$198.1	$1,370.6

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
	April 30, 2022	May 1, 2021	May 2, 2020
(in millions)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net sales:
U.S.	$547.4	$510.8	$531.5
China	224.3	193.7	116.9
Malta	178.4	173.5	143.9
Mexico	76.2	87.4	104.7
Egypt	67.2	58.4	60.0
Other	70.1	64.2	66.9
Total net sales	$1,163.6	$1,088.0	$1,023.9

(in millions)	April 30, 2022	May 1, 2021
Tangible long-lived assets, net:
U.S.	$74.2	$75.0
Malta	38.6	43.0
China	30.1	27.2
Egypt	22.8	20.1
Mexico	21.0	24.6
Belgium	20.2	24.8
Other	10.1	11.6
Total tangible long-lived assets, net	$217.0	$226.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for fiscal 2022 and fiscal 2021:

	Fiscal 2022
	Quarter Ended
(in millions, except per share data)	July 31, 2021	October 30, 2021	January 29, 2022	April 30, 2022
Net sales	$287.8	$295.5	$291.6	$288.7
Gross profit	$71.7	$69.2	$69.1	$54.9
Net income	$29.1	$27.5	$29.4	$16.2
Net income per basic common share	$0.77	$0.73	$0.80	$0.44
Net income per diluted common share	$0.76	$0.72	$0.78	$0.43

	Fiscal 2021
	Quarter Ended
(in millions, except per share data)	August 1, 2020	October 31, 2020	January 30, 2021	May 1, 2021
Net sales	$190.9	$300.8	$295.3	$301.0
Gross profit	$45.1	$80.8	$72.6	$75.6
Net income	$20.7	$38.6	$31.9	$31.1
Net income per basic common share	$0.55	$1.01	$0.84	$0.82
Net income per diluted common share	$0.54	$1.01	$0.83	$0.81

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at beginning of period	(Benefits)/ charges to income	Deductions	Other	Balance at end of period
Year Ended April 30, 2022
Allowance for uncollectible accounts	$0.7	$0.3	$—	$—	$1.0
Deferred tax valuation allowance	$9.3	$(2.5)	$—	$—	$6.8

Year Ended May 1, 2021
Allowance for uncollectible accounts	$0.7	$—	$—	$—	$0.7
Deferred tax valuation allowance	$7.5	$1.8	$—	$—	$9.3

Year Ended May 2, 2020
Allowance for uncollectible accounts	$0.9	$(0.2)	$—	$—	$0.7
Deferred tax valuation allowance	$6.6	$0.9	$—	$—	$7.5