Form 10-Q
period 2022-07-30
METHODE ELECTRONICS INC
filed 2022-09-01
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 30, 2022

or

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

At August 26, 2022, the registrant had 36,574,090 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended
	July 30, 2022	July 31, 2021
Net sales	$282.4	$287.8

Cost of products sold	220.6	216.1

Gross profit	61.8	71.7

Selling and administrative expenses	35.3	32.8
Amortization of intangibles	4.7	4.8

Income from operations	21.8	34.1

Interest expense, net	—	1.1
Other income, net	(4.1)	(1.8)

Income before income taxes	25.9	34.8

Income tax expense	4.4	5.7

Net income	$21.5	$29.1

Basic and diluted income per share:
Basic	$0.59	$0.77
Diluted	$0.58	$0.76

Cash dividends per share	$0.14	$0.14

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended
	July 30, 2022	July 31, 2021
Net income	$21.5	$29.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10.9)	(4.1)
Derivative financial instruments	1.5	0.9
Total comprehensive income	$12.1	$25.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	July 30, 2022	April 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152.4	$172.0
Accounts receivable, net	282.0	273.3
Inventories	173.9	158.5
Income taxes receivable	7.7	8.3
Prepaid expenses and other current assets	23.1	16.9
Total current assets	639.1	629.0
Long-term assets:
Property, plant and equipment, net	194.6	197.0
Goodwill	232.7	233.0
Other intangible assets, net	202.6	207.7
Operating lease right-of-use assets, net	18.2	20.0
Deferred tax assets	36.2	36.8
Pre-production costs	26.5	27.2
Other long-term assets	40.0	38.4
Total long-term assets	750.8	760.1
Total assets	$1,389.9	$1,389.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116.4	$108.5
Accrued employee liabilities	26.8	30.0
Other accrued liabilities	27.6	24.5
Short-term operating lease liabilities	5.6	6.0
Short-term debt	13.0	13.0
Income tax payable	6.4	6.6
Total current liabilities	195.8	188.6
Long-term liabilities:
Long-term debt	194.2	197.5
Long-term operating lease liabilities	13.5	14.8
Long-term income taxes payable	22.1	22.1
Other long-term liabilities	15.6	14.0
Deferred tax liabilities	37.3	38.3
Total long-term liabilities	282.7	286.7
Total liabilities	478.5	475.3
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 38,001,714 shares and 38,276,968 shares issued as of July 30, 2022 and April 30, 2022, respectively	19.0	19.2
Additional paid-in capital	172.0	169.0
Accumulated other comprehensive loss	(36.2)	(26.8)
Treasury stock, 1,346,624 shares as of July 30, 2022 and April 30, 2022	(11.5)	(11.5)
Retained earnings	768.1	763.9
Total shareholders' equity	911.4	913.8
Total liabilities and shareholders' equity	$1,389.9	$1,389.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended July 30, 2022
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 30, 2022	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8
Issuance of restricted stock, net of tax withholding	42,381	—	—	—	—	(0.4)	(0.4)
Purchases of common stock	(317,635)	(0.2)	—	—	—	(11.7)	(11.9)
Stock-based compensation expense	—	—	3.0	—	—	—	3.0
Other comprehensive loss	—	—	—	(9.4)	—	—	(9.4)
Net income	—	—	—	—	—	21.5	21.5
Dividends on common stock	—	—	—	—	—	(5.2)	(5.2)
Balance as of July 30, 2022	38,001,714	$19.0	$172.0	$(36.2)	$(11.5)	$768.1	$911.4

	Three Months Ended July 31, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 1, 2021	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0
Issuance of restricted stock, net of tax withholding	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Exercise of stock options	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	(157,513)	(0.1)	—	—	—	(7.5)	(7.6)
Stock-based compensation expense	—	—	3.2	—	—	—	3.2
Other comprehensive income	—	—	—	(3.2)	—	—	(3.2)
Net income	—	—	—	—	—	29.1	29.1
Dividends on common stock	—	—	—	—	—	(5.4)	(5.4)
Balance as of July 31, 2021	39,544,645	$19.8	$161.2	$2.9	$(11.5)	$761.9	$934.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	July 30, 2022	July 31, 2021
Operating activities:
Net income	$21.5	$29.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.3	12.6
Stock-based compensation expense	4.0	4.0
Change in cash surrender value of life insurance	0.2	(0.4)
Amortization of debt issuance costs	0.2	0.2
Gain on sale of property, plant and equipment	—	(0.4)
Change in deferred income taxes	(1.8)	(0.1)
Other	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	(11.9)	4.7
Inventories	(17.4)	(18.5)
Prepaid expenses and other assets	(4.3)	(5.0)
Accounts payable	10.5	(8.1)
Other liabilities	(0.6)	(8.5)
Net cash provided by operating activities	12.7	9.7

Investing activities:
Purchases of property, plant and equipment	(9.6)	(15.9)
Sale of property, plant and equipment	—	0.5
Net cash used in investing activities	(9.6)	(15.4)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.5)	(0.3)
Repayments of finance leases	(0.1)	(0.2)
Proceeds from exercise of stock options	—	0.5
Purchases of common stock	(11.9)	(8.4)
Cash dividends	(5.0)	(5.2)
Repayments of borrowings	(3.3)	(4.7)
Net cash used in financing activities	(20.8)	(18.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.9)	(1.3)
Decrease in cash and cash equivalents	(19.6)	(25.3)
Cash and cash equivalents at beginning of the period	172.0	233.2
Cash and cash equivalents at end of the period	$152.4	$207.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$0.8	$0.9
Income taxes, net of refunds	$5.6	$7.3
Operating lease obligations	$1.9	$1.9

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

Impact of the COVID-19 pandemic and supply chain disruptions

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. As a result of a resurgence of the virus in China and corresponding government lock-down orders, the COVID-19 pandemic had a negative impact on the Company's China operations in the three months ended July 30, 2022. Further resurgences of the COVID-19 virus or its variants in other regions, including corresponding lock-downs or similar government orders, could also impact the Company's results of operations.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $4.1 million and $1.9 million in the three months ended July 30, 2022 and July 31, 2021, respectively. Government assistance has been reported as other income.

The Company continues to experience increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its non-automotive customers.

The Russia-Ukraine military conflict has negatively impacted the Company's European customers and suppliers. Although the Company does not have any operations in Russia, economic sanctions imposed by the international community has further increased existing supply chain, logistics, and inflationary challenges.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended April 30, 2022, filed with the SEC on June 23, 2022. Results may vary from quarter to quarter for reasons other than seasonality.

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended July 30, 2022 and July 31, 2021 were both 13-week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 30, 2022. There have been no material changes to the significant accounting policies in the three months ended July 30, 2022.

New accounting pronouncements not yet adopted

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832),” which requires annual disclosures when an entity has received government assistance. This guidance is intended to improve the transparency of government assistance received by requiring disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on the registrant’s financial statements. The Company will adopt this standard effective April 29, 2023 and expects the standard to only impact annual financial statement footnote disclosures.

Note 2. Revenue

The Company generates revenue from the manufacturing of products for customers in diversified global markets. The substantial majority of the Company’s revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control of the product has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the three months ended July 30, 2022 and July 31, 2021 were not material.

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

	Three Months Ended July 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$94.7	$40.7	$13.0	$0.7	$149.1
EMEA	52.1	28.5	—	—	80.6
Asia	29.8	22.9	—	—	52.7
Total net sales	$176.6	$92.1	$13.0	$0.7	$282.4
Timing of revenue recognition:
Goods transferred at a point in time	$172.1	$92.1	$13.0	$0.7	$277.9
Goods transferred over time	4.5	—	—	—	4.5
Total net sales	$176.6	$92.1	$13.0	$0.7	$282.4

	Three Months Ended July 31, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$99.1	$42.4	$12.5	$0.8	$154.8
EMEA	57.8	19.8	—	—	77.6
Asia	38.9	16.3	0.2	—	55.4
Total net sales	$195.8	$78.5	$12.7	$0.8	$287.8
Timing of revenue recognition:
Goods transferred at a point in time	$189.7	$78.5	$12.7	$0.8	$281.7
Goods transferred over time	6.1	—	—	—	6.1
Total net sales	$195.8	$78.5	$12.7	$0.8	$287.8

Note 3. Income Taxes

The provision for income taxes for an interim period is based on an estimated annual effective income tax rate applied to ordinary year-to-date earnings or losses. The estimated annual effective income tax rate is determined excluding the effects of unusual or significant one-time items that are reported net of the related tax effects in the period in which they occur. In addition, any material effects of enacted tax law or rate changes as well as the Company’s ability to utilize various tax assets is recognized in the period in which the change occurs.

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

The Company’s income tax expense and effective tax rate for the three months ended July 30, 2022 and July 31, 2021 were as follows:

	Three Months Ended
($ in millions)	July 30, 2022	July 31, 2021
Income before income taxes	$25.9	$34.8
Income tax expense	$4.4	$5.7
Effective tax rate	17.0%	16.4%

The effective tax rate for the three months ended July 30, 2022 was lower than the U.S. statutory tax rate primarily due income derived from foreign operations with lower statutory tax rates partially offset by non-deductible expenses. The effective tax rate for the three months ended July 31, 2021 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates.

The Company’s gross unrecognized income tax benefits were $5.1 million as of both July 30, 2022 and April 30, 2022. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.3 million and $0.2 million as of July 30, 2022 and April 30, 2022, respectively.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was enacted in the United States. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. The Company is assessing the potential impact of the stock repurchase excise tax, but based on its preliminary assessment, the Company does not expect a material impact on its consolidated financial statements. Further, the remaining corporate tax changes included in the IR Act are not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of July 30, 2022 and April 30, 2022, the Company had a balance of $40.1 million and $40.0 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.0 million as of both July 30, 2022 and April 30, 2022.

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

(in millions)	July 30, 2022	April 30, 2022
Finished products	$38.0	$31.8
Work in process	13.0	12.9
Raw materials	122.9	113.8
Total inventories	$173.9	$158.5

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	July 30, 2022	April 30, 2022
Land	$3.1	$3.3
Buildings and building improvements	89.5	89.2
Machinery and equipment	402.5	407.5
Construction in progress	27.1	21.5
Total property, plant and equipment, gross	522.2	521.5
Less: accumulated depreciation	(327.6)	(324.5)
Property, plant and equipment, net	$194.6	$197.0

Depreciation expense was $7.6 million and $7.8 million in the three months ended July 30, 2022 and July 31, 2021, respectively. As of July 30, 2022 and April 30, 2022, capital expenditures recorded in accounts payable totaled $3.4 million and $4.4 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of July 30, 2022 and April 30, 2022, the Company had $26.5 million and $27.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or over the estimated useful life of the assets. As of July 30, 2022 and April 30, 2022, Company-owned tooling was $13.2 million and $14.6 million, respectively.

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of April 30, 2022	$105.9	$127.1	$233.0
Foreign currency translation	(0.2)	(0.1)	(0.3)
Balance as of July 30, 2022	$105.7	$127.0	$232.7

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the first quarter of fiscal 2023.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of July 30, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$231.8	$(58.1)	$173.7	14.5
Trade names, patents and technology licenses	57.9	(30.8)	27.1	6.0
Total amortized intangible assets	289.7	(88.9)	200.8
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$291.5	$(88.9)	$202.6

	As of April 30, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$232.3	$(55.1)	$177.2	14.7
Trade names, patents and technology licenses	58.0	(29.3)	28.7	6.2
Total amortized intangible assets	290.3	(84.4)	205.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$292.1	$(84.4)	$207.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2023	$14.1
2024	18.5
2025	17.9
2026	17.0
2027	16.4
Thereafter	116.9
Total	$200.8

Note 6. Derivative Instruments and Hedging Activities

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended July 30, 2022 and July 31, 2021, the Company recorded gains of $0.3 million and $0.1 million, respectively, in interest expense, net in the condensed consolidated statements of income.

Interest rate swaps

The Company has interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure and to mitigate the impact of interest rate variability. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three months ended July 30, 2022 or July 31, 2021.

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

As of July 30, 2022 and April 30, 2022, the Company held foreign currency forward contracts with a notional value of $44.1 million and $38.6 million, respectively. During the three months ended July 30, 2022, the Company recognized a loss of $0.4 million related to foreign currency forward contracts in the condensed consolidated statements of income. During the three months ended July 31, 2021, an immaterial gain was recognized in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	July 30, 2022	April 30, 2022
Derivatives designated as hedging instruments:
Net investment hedges	Other long-term assets	$3.9	$1.9
Interest rate swaps	Other long-term assets	$3.0	$3.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.1	$—
Foreign currency forward contracts	Other accrued liabilities	$(0.1)	$(0.2)

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended
(in millions)	July 30, 2022	July 31, 2021
Net investment hedges	$2.0	$1.1
Interest rate swaps	—	—
Total	$2.0	$1.1

Note 7. Debt

A summary of debt is shown below:

(in millions)	July 30, 2022	April 30, 2022
Term loan	$203.1	$206.3
Other debt	4.8	5.1
Unamortized debt issuance costs	(0.7)	(0.9)
Total debt	207.2	210.5
Less: current maturities	(13.0)	(13.0)
Total long-term debt	$194.2	$197.5

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

Outstanding borrowings under the Credit Agreement bear interest at variable rates based on the type of borrowing and the Company’s debt to EBITDA financial ratio, as defined in the Credit Agreement. The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 3.6% as of July 30, 2022. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of July 30, 2022, the Company was in compliance with all the covenants in the Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of three notes with maturities ranging from 2023 to 2031. The weighted-average interest rate on this debt was approximately 1.4% at July 30, 2022 and $0.5 million of the debt was classified as short-term.

Note 8. Shareholders’ Equity

Share buyback program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. On June 16, 2022, the Board of Directors authorized an increase in the share buyback program of an additional $100.0 million, and also extended the expiration from March 31, 2023 to June 14, 2024. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended
(in millions, except share and per share data)	July 30, 2022	July 31, 2021
Shares purchased	317,635	157,513
Average price per share	$37.43	$48.35
Total cost	$11.9	$7.6

As of July 30, 2022, a total of 1,910,774 shares have been purchased at a total cost of $83.1 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of July 30, 2022, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was $116.9 million.

Dividends

The Company paid dividends totaling $5.0 million and $5.2 million in the three months ended July 30, 2022 and July 31, 2021, respectively.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended July 30, 2022
(in millions)	Currency Translation Adjustments	Derivative Instruments	Total
Balance at beginning of period	$(30.5)	$3.7	$(26.8)
Other comprehensive income (loss)	(10.9)	2.0	(8.9)
Tax (expense) benefit	-	(0.5)	(0.5)
Net other comprehensive income (loss)	(10.9)	1.5	(9.4)
Balance at the end of period	$(41.4)	$5.2	$(36.2)

	Three Months Ended July 31, 2021
(in millions)	Currency Translation Adjustments	Derivative Instruments	Total
Balance at beginning of period	$11.5	$(5.4)	$6.1
Other comprehensive income (loss)	(3.9)	1.1	(2.8)
Tax (expense) benefit	(0.2)	(0.2)	(0.4)
Net other comprehensive income (loss)	(4.1)	0.9	(3.2)
Balance at the end of period	$7.4	$(4.5)	$2.9

Stock-based compensation

On June 16, 2022, the Company's Board of Directors, on the recommendation of the Compensation Committee, adopted the Methode Electronics, Inc. 2022 Omnibus Incentive Plan (the “2022 Incentive Plan”), subject to the approval of the Company's stockholders. The 2022 Incentive Plan provides for discretionary grants of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance grants to employees and directors.

The 2022 Incentive Plan provides that upon approval of the 2022 Incentive Plan by the Company's stockholders, no further awards shall be granted under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”). If the 2022 Incentive Plan is approved, subject to adjustment as provided in the 2022 Incentive Plan and the 2022 Incentive Plan’s share counting provisions, the number of shares of the Company's common stock that will initially be available for all awards under the 2022 Incentive Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan.

The Company has granted stock options, restricted stock awards (“RSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under 2014 Plan, the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2010 Plan, 2007 Plan and 2004 Plan. The number of shares of common stock originally authorized under the 2014 Plan is 3,000,000. As of July 30, 2022, there were 17,269 shares available for award under the 2014 Plan.

Restricted stock awards and performance units

As of July 30, 2022, the Company had 928,412 RSAs outstanding which will be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, an additional 464,206 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with Accounting Standards Codification 718, based on projections of the Company’s current business portfolio, no compensation expense has not been recognized for the RSAs or PUs to-date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $26.5 million as of July 30, 2022, which, subject to the performance conditions being met, will be recognized through fiscal 2025.

Restricted stock units

RSUs granted under the 2014 Plan vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest.

The following table summarizes RSU activity under the 2014 Plan:

	Restricted Stock Units	Weighted average grant date fair value
Non-vested at April 30, 2022	936,391	$29.16
Awarded	52,832	$39.44
Vested	—	$—
Forfeited	(734)	$48.41
Non-vested at July 30, 2022	988,489	$29.70

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of July 30, 2022, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. In the three months ended July 30, 2022, the Company granted 42,735 shares, of which 27,195 shares were deferred. All dividends on deferred shares are reinvested into additional deferred shares based on the closing price of the Company’s common stock on the dividend payment date. Deferred shares will be settled with shares of common stock upon each director’s retirement from the Company’s Board of Directors. As of July 30, 2022, there were 45,304 deferred shares outstanding.

Stock options

The following table summarizes combined stock option activity under the 2010 Plan:

	Shares	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 30, 2022	60,000	$37.01	2.2	$0.5
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at July 30, 2022	60,000	$37.01	1.9	$0.3

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

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
(in millions)	July 30, 2022	July 31, 2021
RSUs	$2.4	$2.5
Deferred director awards	1.0	0.8
Director awards	0.6	0.7
Total stock-based compensation expense	$4.0	$4.0

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	July 30, 2022	July 31, 2021
Numerator:
Net income (in millions)	$21.5	$29.1

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	36,565,975	37,939,488
Dilutive potential common shares	649,825	518,470
Denominator for diluted income per share	37,215,800	38,457,958

Basic and diluted income per share:
Basic income per share	$0.59	$0.77
Diluted income per share	$0.58	$0.76

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	928,534	928,412

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended July 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$177.3	$93.7	$13.0	$0.7	$(2.3)	$282.4
Transfers between segments	(0.7)	(1.6)	—	—	2.3	—
Net sales to unaffiliated customers	$176.6	$92.1	$13.0	$0.7	$—	$282.4

Income (loss) from operations	$14.7	$22.4	$1.6	$(1.5)	$(15.4)	$21.8
Interest expense, net						—
Other income, net						(4.1)
Income before income taxes						$25.9

	Three Months Ended July 31, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$197.0	$81.2	$12.7	$0.8	$(3.9)	$287.8
Transfers between segments	(1.2)	(2.7)	—	—	3.9	—
Net sales to unaffiliated customers	$195.8	$78.5	$12.7	$0.8	$—	$287.8

Income (loss) from operations	$27.3	$20.2	$1.1	$(1.2)	$(13.3)	$34.1
Interest expense, net						1.1
Other income, net						(1.8)
Income before income taxes						$34.8

(in millions)	July 30, 2022	April 30, 2022
Identifiable assets:
Automotive	$700.8	$689.8
Industrial	460.5	455.3
Interface	107.9	108.1
Medical	7.3	7.9
Eliminations/Corporate	113.4	128.0
Total identifiable assets	$1,389.9	$1,389.1

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

Additional details and factors are discussed under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2022. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

COVID-19 Pandemic Impact

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. Beginning late in the fourth quarter of fiscal 2022 and continuing into the first quarter of fiscal 2023, various regions in China, including regions where we and our customers have operations, were subjected to lock-downs imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. The resulting industry-wide production interruptions adversely impacted our results of operations in the three months ended July 30, 2022.

Any future resurgence of COVID-19, and its related impacts, could negatively impact our business and future results of operations. The extent of the impact will depend on a number of evolving and uncertain factors, including the duration and spread of COVID-19 (and its variants), the rate of vaccinations, actions taken by governmental authorities to further restrict business operations and social activity and impose travel restrictions, shifting consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital. We continue to focus on effectively managing the unprecedented challenges and uncertainties of the pandemic on a global basis.

Global Supply Chain Disruptions

We continue to experience business interruptions, including customer shutdowns and increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition for the remainder of fiscal 2023.

Impacts of Macroeconomic and Geopolitical Conditions

Adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, higher interest rates, wage and commodity inflation and currency fluctuations could adversely affect demand for our products. In addition, the Russia/Ukraine conflict has resulted in, among other things, economic sanctions imposed by the international community which have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where we do business, including Europe and Asia. The economic sanctions imposed on Russia has further increased existing global supply chain, logistics, and inflationary challenges. For example, in response to the sanctions imposed on Russia by Western countries, Russia has reduced the volume of natural gas it sends to European countries, which has resulted in, and could continue to result in increased energy costs for our EMEA operations. If Russia further reduces or turns off energy supplies to Europe, our EMEA operations could be adversely affected.

Consolidated Results of Operations

The table below compares our results of operations between the three months ended July 30, 2022 and the three months ended July 31, 2021:

	Three Months Ended
(in millions)	July 30, 2022	July 31, 2021
Net sales	$282.4	$287.8
Cost of products sold	220.6	216.1
Gross profit	61.8	71.7
Selling and administrative expenses	35.3	32.8
Amortization of intangibles	4.7	4.8
Interest expense, net	-	1.1
Other income, net	(4.1)	(1.8)
Income tax expense	4.4	5.7
Net income	$21.5	$29.1

Net sales

Net sales decreased $5.4 million, or 1.9%, to $282.4 million in the three months ended July 30, 2022, compared to $287.8 million in the three months ended July 31, 2021. The decrease was primarily due to lower sales in the Automotive segment, partially offset by higher sales in the Industrial segment. Net sales were unfavorably impacted by foreign currency translation of $14.2 million, primarily due to the strengthening of the U.S. dollar relative to the euro and Chinese renminbi. This was partially offset by customer cost recoveries for spot buys of materials and premium freight costs of $11.1 million. Excluding the impact of foreign currency translation and customer cost recoveries, net sales decreased $2.3 million, or 0.8%.

Cost of products sold

Cost of products sold increased $4.5 million, or 2.1%, to $220.6 million (78.1% of net sales) in the three months ended July 30, 2022, compared to $216.1 million (75.1% of net sales) in the three months ended July 31, 2021. Excluding foreign currency translation, cost of products sold increased $14.8 million. The increase was primarily due to higher material costs of $13.3 million as a result of inflationary pressures and costs related to spot buys of materials.

Gross profit margin

Gross profit margin was 21.9% of net sales in the three months ended July 30, 2022, compared to 24.9% of net sales in the three months ended July 31, 2021. The decrease was due to higher material and other costs associated with supply chain disruptions and lower sales volumes.

Selling and administrative expenses

Selling and administrative expenses increased $2.5 million, or 7.6%, to $35.3 million (12.5% of net sales) in the three months ended July 30, 2022, compared to $32.8 million (11.4% of net sales) in the three months ended July 31, 2021. Excluding foreign currency translation, selling and administrative expenses increased $3.6 million. The increase was primarily due to higher salary expense, travel expense and other general administrative expenses.

Amortization of intangibles

Amortization of intangibles was $4.7 million in the three months ended July 30, 2022, compared to $4.8 million in the three months ended July 31, 2021, respectively.

Interest expense, net

Interest expense, net was zero in the three months ended July 30, 2022, compared to $1.1 million in the three months ended July 31, 2021.

The decrease was due to higher interest income of $0.7 million and lower interest expense of $0.4 million recognized during the period. The increase in interest income was primarily from our cash holdings as a result of increasing interest rates. The decrease in interest expense was due to lower average borrowings.

Other income, net

Other income, net was $4.1 million in the three months ended July 30, 2022, compared to $1.8 million in the three months ended July 31, 2021. In the three months ended July 30, 2022, we received $4.1 million of international government assistance with respect to the COVID-19 pandemic, compared to $1.9 million in the three months ended July 31, 2021.

Income tax expense

Income tax expense was $4.4 million (17.0% effective tax rate) in the three months ended July 30, 2022, compared to $5.7 million (16.4% effective tax rate) in the three months ended July 31, 2021. The effective tax rate for the three months ended July 30, 2022 was lower than the U.S. statutory tax rate primarily due income derived from foreign operations with lower statutory tax rates partially offset by non-deductible expenses. The effective tax rate for the three months ended July 31, 2021 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates.

Net income

Net income decreased $7.6 million, or 26.1%, to $21.5 million in three months ended July 30, 2022, compared to $29.1 million in three months ended July 31, 2021. Net income was unfavorably impacted by foreign currency translation of $2.9 million. Excluding foreign currency translation, net income decreased $4.7 million as a result of the reasons described above.

Operating Segments

Automotive

	Three Months Ended
($ in millions)	July 30, 2022	July 31, 2021
Net sales
North America	$94.7	$99.1
EMEA	$52.1	$57.8
Asia	$29.8	$38.9
Net sales	$176.6	$195.8
Gross profit	$29.4	$41.7
As a percent of net sales	16.6%	21.3%
Income from operations	$14.7	$27.3
As a percent of net sales	8.3%	13.9%

Net sales

Automotive segment net sales decreased $19.2 million, or 9.8%, to $176.6 million in the three months ended July 30, 2022, compared to $195.8 million in the three months ended July 31, 2021. Net sales were unfavorably impacted by foreign currency translation of $8.9 million. This was partially offset by customer cost recoveries from spot buys of materials and premium freight costs of $9.1 million (primarily in North America). Excluding foreign currency translation and customer cost recoveries, net sales decreased $19.4 million, or 9.9%.

Net sales in North America decreased $4.4 million to $94.7 million in the three months ended July 30, 2022, compared to $99.1 million in the three months ended July 31, 2021. Net sales in North America benefitted from customer cost recoveries from spot buys of materials and premium freight costs of $7.9 million. Excluding customer cost recoveries, net sales decreased $12.3 million primarily due to a major program roll-off, partially offset by higher vehicle lighting product sales. Net sales in EMEA decreased $5.7 million to $52.1 million in the three months ended July 30, 2022, compared to $57.8 million in the three months ended July 31, 2021. Net sales in EMEA benefitted from customer cost recoveries from spot buys of materials and premium freight costs of $1.2 million. However, the weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $7.7 million. Excluding customer cost recoveries and the impact of foreign currency translation, net sales in EMEA increased by $0.8 million. Net sales in Asia decreased $9.1 million to $29.8 million in the three months ended July 30, 2022, compared to $38.9 million in the three months ended July 31, 2021. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $1.3 million. Excluding the impact of foreign currency translation, Asia net sales decreased $7.8 million primarily due to COVID-19 lockdowns in China.

Gross profit

Automotive segment gross profit decreased $12.3 million, or 29.5%, to $29.4 million in the three months ended July 30, 2022, compared to $41.7 million in the three months ended July 31, 2021. Excluding the impact of foreign currency translation, gross profit decreased $10.2 million. Gross profit margins decreased to 16.6% in the three months ended July 30, 2022, compared to 21.3% in the three months ended July 31, 2021. The decrease in gross profit margins was due to lower sales volumes, the result of inflationary pressures and costs related to spot buys of materials and the impact from product mix.

Income from operations

Automotive segment income from operations decreased $12.6 million, or 46.2%, to $14.7 million in the three months ended July 30, 2022, compared to $27.3 million in the three months ended July 31, 2021. Excluding the impact of foreign currency translation, income from operations decreased $11.4 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary expense as a result of wage inflation.

Industrial

	Three Months Ended
($ in millions)	July 30, 2022	July 31, 2021
Net sales	$92.1	$78.5
Gross profit	$30.4	$28.5
As a percent of net sales	33.0%	36.3%
Income from operations	$22.4	$20.2
As a percent of net sales	24.3%	25.7%

Net sales

Industrial segment net sales increased $13.6 million, or 17.3%, to $92.1 million in the three months ended July 30, 2022, compared to $78.5 million in the three months ended July 31, 2021. Net sales were unfavorably impacted by foreign currency translation of $5.2 million. This was partially offset by customer cost recoveries from spot buys of materials and premium freight costs of $1.4 million. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $17.4 million, or 22.2%, primarily due to higher sales volumes of all product categories in the Industrial segment.

Gross profit

Industrial segment gross profit increased $1.9 million, or 6.7%, to $30.4 million in the three months ended July 30, 2022, compared to $28.5 million in the three months ended July 31, 2021. Excluding the impact of foreign currency translation, gross profit increased $3.7 million. Gross profit margins decreased to 33.0% in the three months ended July 30, 2022, compared to 36.3% in the three months ended July 31, 2021. The decrease in gross profit margins was due to higher material costs as a result of supply chain disruptions.

Income from operations

Industrial segment income from operations increased $2.2 million, or 10.9%, to $22.4 million in the three months ended July 30, 2022, compared to $20.2 million in the three months ended July 31, 2021. Excluding the impact of foreign currency translation, income from operations increased $3.7 million. The increase was primarily due to higher gross profit. Selling and administrative expenses were relatively unchanged.

Interface

	Three Months Ended
($ in millions)	July 30, 2022	July 31, 2021
Net sales	$13.0	$12.7
Gross profit	$2.2	$1.7
As a percent of net sales	16.9%	13.4%
Income from operations	$1.6	$1.1
As a percent of net sales	12.3%	8.7%

Net sales

Interface segment net sales increased $0.3 million, or 2.4%, to $13.0 million in the three months ended July 30, 2022, compared to $12.7 million in the three months ended July 31, 2021. The increase was primarily due to higher sales of data solutions products as a result of customer cost recoveries of spot buys of materials. This was partially offset by lower sales volumes of appliance products, which were negatively impacted by a shortage of semiconductor chips.

Gross profit

Interface segment gross profit increased $0.5 million, or 29.4%, to $2.2 million in the three months ended July 30, 2022, compared to $1.7 million in the three months ended July 31, 2021. Gross profit margins increased to 16.9% in the three months ended July 30, 2022, compared to 13.4% in the three months ended July 31, 2021. The increase in gross profit margins was primarily due to product mix.

Income from operations

Interface segment income from operations increased $0.5 million, or 45.5%, to $1.6 million in the three months ended July 30, 2022, compared to $1.1 million in the three months ended July 31, 2021. The increase was due to higher gross profit.

Medical

	Three Months Ended
(in millions)	July 30, 2022	July 31, 2021
Net sales	$0.7	$0.8
Gross profit	$(0.2)	$—
Loss from operations	$(1.5)	$(1.2)

Net sales

Medical segment net sales decreased $0.1 million to $0.7 million in the three months ended July 30, 2022, compared to $0.8 million in the three months ended July 31, 2021.

Gross profit

Medical segment gross profit was a loss of $0.2 million in the three months ended July 30, 2022 compared to break-even in the three months ended July 31, 2021. Gross profit was impacted by higher operating costs and lower net sales in the three months ended July 30, 2022.

Loss from operations

Medical segment loss from operations increased $0.3 million to $1.5 million in the three months ended July 30, 2022, compared to $1.2 million in the three months ended July 31, 2021. The increase in the loss was primarily due to lower gross profit.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, supply chain disruptions, inflationary pressure or other geopolitical risks, including the Russia-Ukraine war, our liquidity position could be severely impacted.

As of July 30, 2022, we had $152.4 million of cash and cash equivalents, of which $104.7 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. On June 16, 2022, the Board of Directors authorized an increase in the existing share buyback program of an additional $100.0 million, and also extended the expiration from March 31, 2023 to June 14, 2024. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of July 30, 2022, a total of 1,910,774 shares have been purchased at a total cost of $83.1 million since the commencement of the share buyback program. As of July 30, 2022, the dollar value of shares that remained available to be purchased under this share buyback program was $116.9 million.

Credit Agreement

Our senior unsecured credit agreement provides for a $200.0 million revolving credit facility and a $250.0 million term loan. As of July 30, 2022, no principal was outstanding under the revolving credit facility and we have $199.9 million of availability under the revolving credit facility. As of July 30, 2022, $203.1 million in principal was outstanding under the term loan. The term loan matures in September 2023 and requires quarterly principal payments of $3.1 million over the five-year term, with the remaining balance due upon maturity. We were in compliance with all covenants under the senior unsecured credit agreement as of July 30, 2022. For further information, see Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

On December 10, 2021, we entered into an amendment to the senior unsecured credit agreement to provide, among other things, that upon the occurrence of certain events, the interest rate calculation method will generally transition from the London Interbank Offered Rate (“LIBOR”) to an alternate reference rate, including the Secured Overnight Financing Rate (“SOFR”) for U.S. dollar denominated borrowings. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our cost of borrowing.

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

Cash Flows

	Three Months Ended
(in millions)	July 30, 2022	July 31, 2021
Operating activities:
Net income	$21.5	$29.1
Non-cash items	14.9	16.0
Changes in operating assets and liabilities	(23.7)	(35.4)
Net cash provided by operating activities	12.7	9.7
Net cash used in investing activities	(9.6)	(15.4)
Net cash used in financing activities	(20.8)	(18.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.9)	(1.3)
Decrease in cash and cash equivalents	(19.6)	(25.3)
Cash and cash equivalents at beginning of the period	172.0	233.2
Cash and cash equivalents at end of the period	$152.4	$207.9

Operating activities

Net cash provided by operating activities increased $3.0 million to $12.7 million in the three months ended July 30, 2022, compared to $9.7 million in the three months ended July 31, 2021. The increase was due to lower cash outflows related to changes in operating assets and liabilities, partially offset by lower net income adjusted for non-cash items. The $23.7 million of cash outflows for operating assets and liabilities in the three months ended July 30, 2022 was primarily due to higher accounts receivable and inventory (as a result of global supply chain and logistics disruptions), partially offset by higher accounts payable.

Investing activities

Net cash used in investing activities was $9.6 million in the three months ended July 30, 2022, compared to $15.4 million in the three months ended July 31, 2021. Capital expenditures were $9.6 million and $15.9 million in the three months ended July 30, 2022 and July 31, 2021, respectively. We received $0.5 million of cash from the sale of property, plant and equipment in the three months ended July 31, 2021.

Financing activities

Net cash used in financing activities was $20.8 million in the three months ended July 30, 2022, compared to $18.3 million in the three months ended July 31, 2021. In the three months ended July 30, 2022, we used $11.9 million of cash for the purchase of shares under our share buyback program, compared to $8.4 million in the three months ended July 31, 2021. We paid cash dividends of $5.0 million in the three months ended July 30, 2022, compared to $5.2 million in the three months ended July 31, 2021. In the three months ended July 30, 2022, we paid $0.5 million in taxes related to the net share settlement of equity awards compared to $0.3 million in the three months ended July 31, 2021. In the three months ended July 30, 2022, we had repayments on our borrowings of $3.3 million, compared to $4.7 million in the three months ended July 31, 2021.

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

In the three months ended July 30, 2022 and July 31, 2021, we incurred Hetronic-related legal fees of $0.8 million and $0.7 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the three months ended July 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 30, 2022.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to the risk factors previously disclosed in Part I - Item 1A, “Risk Factors” of our Form 10-K for the year ended April 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. On June 16, 2022, the Board of Directors authorized an increase in the share buyback program of an additional $100.0 million, and also extended the expiration from March 31, 2023 to June 14, 2024. Such purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of July 30, 2022, we purchased and retired $83.1 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended July 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
May 1, 2022 through May 28, 2022 (1)	10,679	$44.61	-	$28.8
May 29, 2022 through July 2, 2022	134,991	$37.84	134,991	$123.7
July 3, 2022 through July 30, 2022	182,644	$37.13	182,644	$116.9
(1) Represents shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	September 1, 2022