Form 10-Q
period 2022-10-29
METHODE ELECTRONICS INC
filed 2022-12-01
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 29, 2022

or

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

At November 28, 2022, the registrant had 36,091,673 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$315.9	$295.5	$598.3	$583.3

Cost of products sold	241.8	226.3	462.4	442.4

Gross profit	74.1	69.2	135.9	140.9

Selling and administrative expenses	36.6	31.2	71.9	64.0
Amortization of intangibles	4.7	4.8	9.4	9.6

Income from operations	32.8	33.2	54.6	67.3

Interest expense, net	0.5	1.1	0.5	2.2
Other income, net	(1.1)	(0.9)	(5.2)	(2.7)

Income before income taxes	33.4	33.0	59.3	67.8

Income tax expense	5.8	5.5	10.2	11.2

Net income	$27.6	$27.5	$49.1	$56.6

Basic and diluted income per share:
Basic	$0.76	$0.73	$1.35	$1.50
Diluted	$0.75	$0.72	$1.33	$1.48

Cash dividends per share	$0.14	$0.14	$0.28	$0.28

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$27.6	$27.5	$49.1	$56.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19.7)	(6.6)	(30.6)	(10.7)
Derivative financial instruments	1.6	1.7	3.1	2.6
Total comprehensive income	$9.5	$22.6	$21.6	$48.5

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	October 29, 2022	April 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129.6	$172.0
Accounts receivable, net	312.8	273.3
Inventories	172.5	158.5
Income tax receivable	8.2	8.3
Prepaid expenses and other current assets	35.3	16.9
Total current assets	658.4	629.0
Long-term assets:
Property, plant and equipment, net	189.6	197.0
Goodwill	231.0	233.0
Other intangible assets, net	196.7	207.7
Operating lease right-of-use assets, net	24.2	20.0
Deferred tax assets	35.4	36.8
Pre-production costs	27.0	27.2
Other long-term assets	32.0	38.4
Total long-term assets	735.9	760.1
Total assets	$1,394.3	$1,389.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.5	$108.5
Accrued employee liabilities	29.9	30.0
Other accrued liabilities	31.0	24.5
Short-term operating lease liabilities	6.3	6.0
Short-term debt	13.0	13.0
Income tax payable	8.3	6.6
Total current liabilities	213.0	188.6
Long-term liabilities:
Long-term debt	191.0	197.5
Long-term operating lease liabilities	19.0	14.8
Long-term income tax payable	16.7	22.1
Other long-term liabilities	15.4	14.0
Deferred tax liabilities	40.4	38.3
Total long-term liabilities	282.5	286.7
Total liabilities	495.5	475.3
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,505,633 shares and 38,276,968 shares issued as of October 29, 2022 and April 30, 2022, respectively	18.7	19.2
Additional paid-in capital	174.7	169.0
Accumulated other comprehensive loss	(54.3)	(26.8)
Treasury stock, 1,346,624 shares as of October 29, 2022 and April 30, 2022	(11.5)	(11.5)
Retained earnings	771.2	763.9
Total shareholders' equity	898.8	913.8
Total liabilities and shareholders' equity	$1,394.3	$1,389.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended October 29, 2022
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 30, 2022	38,001,714	$19.0	$172.0	$(36.2)	$(11.5)	$768.1	$911.4
Issuance of restricted stock, net of tax withholding	12,098	—	—	—	—	—	—
Purchases of common stock	(508,179)	(0.3)	—	—	—	(19.4)	(19.7)
Stock-based compensation expense	—	—	2.7	—	—	—	2.7
Other comprehensive loss	—	—	—	(18.1)	—	—	(18.1)
Net income	—	—	—	—	—	27.6	27.6
Dividends on common stock	—	—	—	—	—	(5.1)	(5.1)
Balance as of October 29, 2022	37,505,633	$18.7	$174.7	$(54.3)	$(11.5)	$771.2	$898.8

	Three Months Ended October 30, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 31, 2021	39,544,645	$19.8	$161.2	$2.9	$(11.5)	$761.9	$934.3
Purchases of common stock	(807,516)	(0.4)	—	—	—	(34.4)	(34.8)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6
Other comprehensive loss	—	—	—	(4.9)	—	—	(4.9)
Net income	—	—	—	—	—	27.5	27.5
Dividends on common stock	—	—	—	—	—	(5.2)	(5.2)
Balance as of October 30, 2021	38,737,129	$19.4	$163.8	$(2.0)	$(11.5)	$749.8	$919.5

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Six Months Ended October 29, 2022
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 30, 2022	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8
Issuance of restricted stock, net of tax withholding	54,479	—	—	—	—	(0.4)	(0.4)
Purchases of common stock	(825,814)	(0.5)	—	—	—	(31.1)	(31.6)
Stock-based compensation expense	—	—	5.7	—	—	—	5.7
Other comprehensive loss	—	—	—	(27.5)	—	—	(27.5)
Net income	—	—	—	—	—	49.1	49.1
Dividends on common stock	—	—	—	—	—	(10.3)	(10.3)
Balance as of October 29, 2022	37,505,633	$18.7	$174.7	$(54.3)	$(11.5)	$771.2	$898.8

	Six Months Ended October 30, 2021
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 1, 2021	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0
Issuance of restricted stock, net of tax withholding	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Exercise of stock options	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	(965,029)	(0.5)	—	—	—	(41.9)	(42.4)
Stock-based compensation expense	—	—	5.8	—	—	—	5.8
Other comprehensive loss	—	—	—	(8.1)	—	—	(8.1)
Net income	—	—	—	—	—	56.6	56.6
Dividends on common stock	—	—	—	—	—	(10.6)	(10.6)
Balance as of October 30, 2021	38,737,129	$19.4	$163.8	$(2.0)	$(11.5)	$749.8	$919.5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	October 29, 2022	October 30, 2021
Operating activities:
Net income	$49.1	$56.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.5	25.9
Stock-based compensation expense	6.7	6.6
Change in cash surrender value of life insurance	(0.2)	(0.6)
Amortization of debt issuance costs	0.3	0.3
Loss (gain) on sale of property, plant and equipment	0.1	(0.4)
Impairment of long-lived assets	0.4	—
Change in deferred income taxes	1.0	0.1
Other	0.2	0.1
Changes in operating assets and liabilities:
Accounts receivable	(50.6)	(0.9)
Inventories	(19.5)	(25.8)
Prepaid expenses and other assets	(15.7)	(10.5)
Accounts payable	21.5	(1.3)
Other liabilities	10.3	(13.4)
Net cash provided by operating activities	28.1	36.7

Investing activities:
Purchases of property, plant and equipment	(18.0)	(21.3)
Sale of property, plant and equipment	3.5	0.6
Net cash used in investing activities	(14.5)	(20.7)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.5)	(0.3)
Repayments of finance leases	(0.2)	(0.3)
Proceeds from exercise of stock options	—	0.5
Purchases of common stock	(31.6)	(42.5)
Cash dividends	(9.9)	(10.3)
Repayments of borrowings	(6.5)	(16.8)
Net cash used in financing activities	(48.7)	(69.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.3)	(2.3)
Decrease in cash and cash equivalents	(42.4)	(56.0)
Cash and cash equivalents at beginning of the period	172.0	233.2
Cash and cash equivalents at end of the period	$129.6	$177.2

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1.4	$1.8
Income taxes, net of refunds	$12.5	$19.9
Operating lease obligations	$4.0	$4.5

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

Impact of the COVID-19 pandemic and supply chain disruptions

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. As a result of a resurgence of the virus in China and corresponding government lock-down orders, the COVID-19 pandemic had a negative impact on the Company's China operations in the first quarter of fiscal 2023. Future resurgences of the COVID-19 virus or its variants in China or other regions, including corresponding lock-downs or similar government orders, could impact the Company's results of operations.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $0.2 million and $2.1 million in the three months ended October 29, 2022 and October 30, 2021, respectively. The Company received $4.3 million and $4.0 million in the six months ended October 29, 2022 and October 30, 2021, respectively. Government assistance has been reported as other income.

The Company continues to experience increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in production schedules. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its non-automotive customers.

The Russia-Ukraine military conflict has negatively impacted the Company's European customers and suppliers. Although the Company does not have any operations in Russia or Ukraine, certain of its customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where the Company conducts business, including Europe and Asia. The economic sanctions imposed by the international community have further increased existing supply chain, logistics, and inflationary challenges.

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

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended October 29, 2022 and October 30, 2021 were both 13-week periods, and the six months ended October 29, 2022 and October 30, 2021 were both 26-week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 30, 2022. There have been no material changes to the significant accounting policies in the six months ended October 29, 2022.

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

Note 2. Revenue

The Company generates revenue from the manufacturing of products for customers in diversified global markets. The substantial majority of the Company’s revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control of the product has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of the product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the six months ended October 29, 2022 and October 30, 2021 were not material.

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

	Three Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$97.8	$40.1	$14.0	$1.1	$153.0
Europe, the Middle East & Africa ("EMEA")	53.9	37.9	—	—	91.8
Asia	45.2	25.8	0.1	—	71.1
Total net sales	$196.9	$103.8	$14.1	$1.1	$315.9
Timing of revenue recognition:
Goods transferred at a point in time	$192.3	$103.8	$14.1	$1.1	$311.3
Goods transferred over time	4.6	—	—	—	4.6
Total net sales	$196.9	$103.8	$14.1	$1.1	$315.9

	Three Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$99.3	$42.1	$17.8	$0.8	$160.0
EMEA	54.9	23.4	—	—	78.3
Asia	41.8	15.2	0.2	—	57.2
Total net sales	$196.0	$80.7	$18.0	$0.8	$295.5
Timing of revenue recognition:
Goods transferred at a point in time	$189.2	$80.7	$18.0	$0.8	$288.7
Goods transferred over time	6.8	—	—	—	6.8
Total net sales	$196.0	$80.7	$18.0	$0.8	$295.5

	Six Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$192.5	$80.8	$27.0	$1.8	$302.1
EMEA	106.0	66.4	—	—	172.4
Asia	75.0	48.7	0.1	—	123.8
Total net sales	$373.5	$195.9	$27.1	$1.8	$598.3
Timing of revenue recognition:
Goods transferred at a point in time	$364.4	$195.9	$27.1	$1.8	$589.2
Goods transferred over time	9.1	—	—	—	9.1
Total net sales	$373.5	$195.9	$27.1	$1.8	$598.3

	Six Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$198.4	$84.5	$30.3	$1.6	$314.8
EMEA	112.7	43.2	—	—	155.9
Asia	80.7	31.5	0.4	—	112.6
Total net sales	$391.8	$159.2	$30.7	$1.6	$583.3
Timing of revenue recognition:
Goods transferred at a point in time	$378.9	$159.2	$30.7	$1.6	$570.4
Goods transferred over time	12.9	—	—	—	12.9
Total net sales	$391.8	$159.2	$30.7	$1.6	$583.3

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

The Company’s income tax expense and effective tax rate for the three and six months ended October 29, 2022 and October 30, 2021 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Income before income taxes	$33.4	$33.0	$59.3	$67.8
Income tax expense	$5.8	$5.5	$10.2	$11.2
Effective tax rate	17.4%	16.7%	17.2%	16.5%

The effective tax rate for the three and six months ended October 29, 2022 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses. The effective tax rate for the three and six months ended October 30, 2021 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates.

The Company’s gross unrecognized income tax benefits were $5.2 million and $5.1 million as of October 29, 2022 and April 30, 2022, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.3 million and $0.2 million as of October 29, 2022 and April 30, 2022, respectively.

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

Note 4. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of October 29, 2022 and April 30, 2022, the Company had a balance of $33.3 million and $40.0 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.3 million and $1.0 million as of October 29, 2022 and April 30, 2022, respectively.

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

(in millions)	October 29, 2022	April 30, 2022
Finished products	$36.6	$31.8
Work in process	15.0	12.9
Raw materials	120.9	113.8
Total inventories	$172.5	$158.5

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	October 29, 2022	April 30, 2022
Land	$2.9	$3.3
Buildings and building improvements	83.9	89.2
Machinery and equipment	397.0	407.5
Construction in progress	32.3	21.5
Total property, plant and equipment, gross	516.1	521.5
Less: accumulated depreciation	(326.5)	(324.5)
Property, plant and equipment, net	$189.6	$197.0

Depreciation expense was $7.5 million and $8.5 million in the three months ended October 29, 2022 and October 30, 2021, respectively. Depreciation expense was $15.1 million and $16.3 million in the six months ended October 29, 2022 and October 30, 2021, respectively. As of October 29, 2022 and April 30, 2022, capital expenditures recorded in accounts payable totaled $5.1 million and $4.4 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of October 29, 2022 and April 30, 2022, the Company had $27.0 million and $27.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of October 29, 2022 and April 30, 2022, Company-owned tooling was $13.1 million and $14.6 million, respectively.

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of April 30, 2022	$105.9	$127.1	$233.0
Foreign currency translation	(0.3)	(1.7)	(2.0)
Balance as of October 29, 2022	$105.6	$125.4	$231.0

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the six months ended October 29, 2022.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of October 29, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$230.4	$(61.0)	$169.4	14.2
Trade names, patents and technology licenses	57.5	(32.0)	25.5	5.8
Total amortized intangible assets	287.9	(93.0)	194.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$289.7	$(93.0)	$196.7

	As of April 30, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$232.3	$(55.1)	$177.2	14.7
Trade names, patents and technology licenses	58.0	(29.3)	28.7	6.2
Total amortized intangible assets	290.3	(84.4)	205.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$292.1	$(84.4)	$207.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2023	$9.3
2024	18.4
2025	17.8
2026	16.9
2027	16.3
Thereafter	116.2
Total	$194.9

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended October 29, 2022 and October 30, 2021, the Company recorded gains of $0.6 million and $0.1 million, respectively, in interest expense, net in the condensed consolidated statements of income. For the six months ended October 29, 2022 and October 30, 2021, the Company recorded gains of $0.9 million and $0.1 million, respectively, in interest expense, net in the condensed consolidated statements of income.

Interest rate swaps

The Company has interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure to, and to mitigate the impact of, interest rate variability. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or six months ended October 29, 2022 or October 30, 2021.

Derivatives not designated as hedges

The Company uses short-term foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other income, net, along with the foreign currency gains and losses on monetary assets and liabilities, in the condensed consolidated statements of income.

As of October 29, 2022 and April 30, 2022, the Company held foreign currency forward contracts with a notional value of $62.6 million and $38.6 million, respectively. During the three and six months ended October 29, 2022, the Company recognized a loss of $2.4 million and $2.8 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of income. During both the three and six months ended October 30, 2021, a gain of $0.3 million was recognized in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	October 29, 2022	April 30, 2022
Derivatives designated as hedging instruments:
Net investment hedges	Prepaid expenses and other current assets	$5.3	$—
Net investment hedges	Other long-term assets	$—	$1.9
Interest rate swaps	Prepaid expenses and other current assets	$3.7	$—
Interest rate swaps	Other long-term assets	$—	$3.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.1	$—
Foreign currency forward contracts	Other accrued liabilities	$(0.8)	$(0.2)

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net investment hedges	$1.4	$1.6	$3.4	$2.8
Interest rate swaps	0.7	0.7	0.7	0.6

Total	$2.1	$2.3	$4.1	$3.4

Note 7. Debt

A summary of debt is shown below:

(in millions)	October 29, 2022	April 30, 2022
Term loan	$200.0	$206.3
Other debt	4.6	5.1
Unamortized debt issuance costs	(0.6)	(0.9)
Total debt	204.0	210.5
Less: current maturities	(13.0)	(13.0)
Total long-term debt	$191.0	$197.5

Revolving credit facility/term loan

On October 31, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750,000,000, (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement. In addition, the Credit Agreement permits the Company to increase the revolving commitments and/or add one or more tranches of term loans under the Credit Agreement from time to time by up to an amount equal to (i) $250,000,000 plus (ii) an additional amount so long as the leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Credit Agreement terminates on October 31, 2027.

Loans denominated in US dollars under the Credit Agreement bear interest at either (a) an adjusted base rate or (b) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Credit Agreement) in each case plus an applicable margin (the “Applicable Margin”) ranging between 0.375% and 1.25%, in the case of adjusted base rate loans, and between 1.375% and 2.25%, in the case of adjusted term SOFR rate loans and term SOFR daily floating rate loans. The Applicable Margin is set based on the Company’s consolidated leverage ratio.

In connection with the Credit Agreement, the Company incurred debt issuance costs of approximately $3.2 million which will be capitalized and, along with the current unamortized debt issuance costs of $0.6 million, will be amortized into interest expense over the term of the Credit Agreement.

The weighted-average interest rate on outstanding borrowings under the Prior Credit Agreement was approximately 4.4% as of October 29, 2022. The Prior Credit Agreement contained customary representations and warranties, financial covenants, restrictive covenants and events of default. As of October 29, 2022, the Company was in compliance with all the covenants in the Prior Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of three notes with maturities ranging from 2023 to 2031. The weighted-average interest rate on this debt was approximately 1.4% at October 29, 2022 and $0.5 million of the debt was classified as short-term.

Note 8. Shareholders’ Equity

Share buyback program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. On June 16, 2022, the Board of Directors authorized an increase in the share buyback program of an additional $100.0 million, and extended the expiration of the program to June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended		Six Months Ended
(in millions, except share and per share data)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Shares purchased	508,179	807,516	825,814	965,029
Average price per share	$38.69	$43.07	$38.21	$43.93
Total cost	$19.7	$34.8	$31.6	$42.4

As of October 29, 2022, a total of 2,418,953 shares have been purchased at a total cost of $102.8 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of October 29, 2022, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was $97.2 million.

Dividends

The Company paid dividends totaling $4.9 million and $5.1 million in the three months ended October 29, 2022 and October 30, 2021, respectively. The Company paid dividends totaling $9.9 million and $10.3 million in the six months ended October 29, 2022 and October 30, 2021, respectively.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended October 29, 2022			Six Months Ended October 29, 2022
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(41.4)	$5.2	$(36.2)	$(30.5)	$3.7	$(26.8)
Other comprehensive income (loss)	(19.9)	2.1	(17.8)	(30.8)	4.1	(26.7)
Tax (expense) benefit	0.2	(0.5)	(0.3)	0.2	(1.0)	(0.8)
Net other comprehensive income (loss)	(19.7)	1.6	(18.1)	(30.6)	3.1	(27.5)
Balance at the end of period	$(61.1)	$6.8	$(54.3)	$(61.1)	$6.8	$(54.3)

	Three Months Ended October 30, 2021			Six Months Ended October 30, 2021
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$7.4	$(4.5)	$2.9	$11.5	$(5.4)	$6.1
Other comprehensive income (loss)	(6.7)	2.3	(4.4)	(10.6)	3.4	(7.2)
Tax (expense) benefit	0.1	(0.6)	(0.5)	(0.1)	(0.8)	(0.9)
Net other comprehensive income (loss)	(6.6)	1.7	(4.9)	(10.7)	2.6	(8.1)
Balance at the end of period	$0.8	$(2.8)	$(2.0)	$0.8	$(2.8)	$(2.0)

Stock-based compensation

On September 14, 2022, the Company's stockholders approved the Methode Electronics, Inc. 2022 Omnibus Incentive Plan (“2022 Plan”). After that date, no further awards can be granted under the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”). The 2022 Plan provides for discretionary grants of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance grants to employees and directors.

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of October 29, 2022, there were 5,244,232 shares available for award under the 2022 Plan.

The Company has granted stock options, restricted stock awards (“RSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the 2022 Plan, the 2014 Plan, the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), the Methode Electronics, Inc. 2007 Stock Plan (“2007 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2014 Plan, 2010 Plan, 2007 Plan and 2004 Plan.

Restricted stock awards and performance units

As of October 29, 2022, the Company had 949,674 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 474,837 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with Accounting Standards Codification 718, based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $27.3 million as of October 29, 2022, which, subject to the performance conditions being met, will be recognized through fiscal 2025.

The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 30, 2022	928,412	$28.50
Awarded	21,262	$38.41
Vested	—	$—
Forfeited	—	$—
Non-vested at October 29, 2022	949,674	$28.72

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest.

The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 30, 2022	936,391	$29.16
Awarded	73,292	$39.10
Vested	—	$—
Forfeited	(734)	$48.41
Non-vested at October 29, 2022	1,008,949	$29.87

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of October 29, 2022, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. In the six months ended October 29, 2022, the Company granted 43,043 shares, of which 27,503 shares were deferred. All dividends on deferred shares are reinvested into additional deferred shares based on the closing price of the Company’s common stock on the dividend payment date. Deferred shares will be settled with shares of common stock upon each director’s retirement from the Company’s Board of Directors. As of October 29, 2022, there were 45,459 deferred shares outstanding.

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 30, 2022	60,000	$37.01	2.2	$0.5
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at October 29, 2022	60,000	$37.01	1.7	$0.2

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

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Six Months Ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
RSUs	$2.7	$2.6	$5.1	$5.1
Deferred director awards	—	—	1.0	0.8
Director awards	—	—	0.6	0.7
Total stock-based compensation expense	$2.7	$2.6	$6.7	$6.6

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net income (in millions)	$27.6	$27.5	$49.1	$56.6

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	36,126,132	37,544,357	36,346,054	37,741,923
Dilutive potential common shares	715,699	538,899	682,762	528,684
Denominator for diluted income per share	36,841,831	38,083,256	37,028,816	38,270,607

Basic and diluted income per share:
Basic income per share	$0.76	$0.73	$1.35	$1.50
Diluted income per share	$0.75	$0.72	$1.33	$1.48

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	940,510	928,412	934,522	928,412

Note 10. Segment Information

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s President and Chief Executive Officer. The Company has four reporting segments as described below.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$198.3	$107.8	$14.1	$1.1	$(5.4)	$315.9
Transfers between segments	(1.4)	(4.0)	—	—	5.4	—
Net sales to unaffiliated customers	$196.9	$103.8	$14.1	$1.1	$—	$315.9

Income (loss) from operations	$23.4	$25.0	$1.6	$(1.4)	$(15.8)	$32.8
Interest expense, net						0.5
Other income, net						(1.1)
Income before income taxes						$33.4

	Three Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$197.1	$82.7	$18.0	$0.8	$(3.1)	$295.5
Transfers between segments	(1.1)	(2.0)	—	—	3.1	—
Net sales to unaffiliated customers	$196.0	$80.7	$18.0	$0.8	$—	$295.5

Income (loss) from operations	$23.6	$18.8	$4.4	$(1.8)	$(11.8)	$33.2
Interest expense, net						1.1
Other income, net						(0.9)
Income before income taxes						$33.0

	Six Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$375.6	$201.5	$27.1	$1.8	$(7.7)	$598.3
Transfers between segments	(2.1)	(5.6)	—	—	7.7	—
Net sales to unaffiliated customers	$373.5	$195.9	$27.1	$1.8	$—	$598.3

Income (loss) from operations	$38.1	$47.4	$3.2	$(2.9)	$(31.2)	$54.6
Interest expense, net						0.5
Other income, net						(5.2)
Income before income taxes						$59.3

	Six Months Ended October 30, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$394.1	$163.9	$30.7	$1.6	$(7.0)	$583.3
Transfers between segments	(2.3)	(4.7)	—	—	7.0	—
Net sales to unaffiliated customers	$391.8	$159.2	$30.7	$1.6	$—	$583.3

Income (loss) from operations	$50.9	$39.0	$5.5	$(3.0)	$(25.1)	$67.3
Interest expense, net						2.2
Other income, net						(2.7)
Income before income taxes						$67.8

(in millions)	October 29, 2022	April 30, 2022
Identifiable assets:
Automotive	$700.6	$689.8
Industrial	463.7	455.3
Interface	113.2	108.1
Medical	6.5	7.9
Eliminations/Corporate	110.3	128.0
Total identifiable assets	$1,394.3	$1,389.1

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court appeal currently is being briefed. No hearing date has yet been set. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect all or any portion of the judgment.

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

COVID-19 Pandemic Impact

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. Beginning late in the fourth quarter of fiscal 2022 and continuing into the first quarter of fiscal 2023, various regions in China, including regions where we and our customers have operations, were subjected to lock-downs imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. The resulting industry-wide production interruptions adversely impacted our results of operations in the six months ended October 29, 2022.

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

Global Supply Chain Disruptions

We continue to experience business interruptions, including customer shutdowns and increased material and logistics costs, labor shortages, and most significantly, impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition for the remainder of fiscal 2023.

Impacts of Macroeconomic and Geopolitical Conditions

Adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, higher interest rates, wage and commodity inflation and currency fluctuations could adversely affect demand for our products. In addition, the Russia/Ukraine conflict has resulted in, among other things, economic sanctions imposed by the international community which have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where we do business, including Europe and Asia. The economic sanctions imposed on Russia have further increased existing global supply chain, logistics, and inflationary challenges. For example, in response to the sanctions imposed on Russia by Western countries, Russia has reduced the volume of natural gas it sends to European countries, which has resulted in, and could continue to result in increased energy costs for our EMEA operations. If Russia further reduces or turns off energy supplies to Europe, our EMEA operations could be adversely affected.

Consolidated Results of Operations

The table below compares our results of operations between the three and six months ended October 29, 2022 and the three and six months ended October 30, 2021:

	Three Months Ended		Six Months Ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$315.9	$295.5	$598.3	$583.3
Cost of products sold	241.8	226.3	462.4	442.4
Gross profit	74.1	69.2	135.9	140.9
Selling and administrative expenses	36.6	31.2	71.9	64.0
Amortization of intangibles	4.7	4.8	9.4	9.6
Interest expense, net	0.5	1.1	0.5	2.2
Other income, net	(1.1)	(0.9)	(5.2)	(2.7)
Income tax expense	5.8	5.5	10.2	11.2
Net income	$27.6	$27.5	$49.1	$56.6

Net sales

Net sales increased $20.4 million, or 6.9%, to $315.9 million in the three months ended October 29, 2022, compared to $295.5 million in the three months ended October 30, 2021. The increase was primarily due to higher sales in the Industrial segment, partially offset by lower sales in the Interface segment. Net sales were unfavorably impacted by foreign currency translation of $22.2 million, primarily due to the strengthening of the U.S. dollar relative to the euro and Chinese renminbi. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $5.8 million in the three months ended October 29, 2022, compared to $4.4 million in the three months ended October 30, 2021. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $41.2 million, or 14.2%.

Net sales increased $15.0 million, or 2.6%, to $598.3 million in the six months ended October 29, 2022, compared to $583.3 million in the six months ended October 30, 2021. The increase was primarily due to higher sales in the Industrial segment, partially offset by lower sales in the Automotive segment. Net sales were unfavorably impacted by foreign currency translation of $36.5 million, primarily due to the strengthening of the U.S. dollar relative to the euro and Chinese renminbi. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $16.9 million in the six months ended October 29, 2022, compared to $4.5 million in the six months ended October 30, 2021. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $39.1 million, or 6.8%.

Cost of products sold

Cost of products sold increased $15.5 million, or 6.8%, to $241.8 million (76.5% of net sales) in the three months ended October 29, 2022, compared to $226.3 million (76.6% of net sales) in the three months ended October 30, 2021. Excluding foreign currency translation, cost of products sold increased $32.2 million. The increase was primarily due to higher material costs of $29.5 million as a result of an increase in sales volumes and costs related to spot buys of materials.

Cost of products sold increased $20.0 million, or 4.5%, to $462.4 million (77.3% of net sales) in the six months ended October 29, 2022, compared to $442.4 million (75.8% of net sales) in the six months ended October 30, 2021. Excluding foreign currency translation, cost of products sold increased $46.9 million. The increase was primarily due to higher material costs of $42.4 million as a result of an increase in sales volumes and costs related to spot buys of materials.

Gross profit margin

Gross profit margin was 23.5% of net sales in the three months ended October 29, 2022, compared to 23.4% of net sales in the three months ended October 30, 2021. Gross margins remained steady as higher sales volumes offset higher material costs.

Gross profit margin was 22.7% of net sales in the six months ended October 29, 2022, compared to 24.2% of net sales in the six months ended October 30, 2021. The decrease was due to higher material and other costs associated with supply chain disruptions, partially offset by higher sales volumes.

Selling and administrative expenses

Selling and administrative expenses increased $5.4 million, or 17.3%, to $36.6 million (11.6% of net sales) in the three months ended October 29, 2022, compared to $31.2 million (10.6% of net sales) in the three months ended October 30, 2021. Excluding foreign currency translation, selling and administrative expenses increased $7.0 million. The increase was primarily due to higher annual cash incentive compensation expense, professional fees and salary expense.

Selling and administrative expenses increased $7.9 million, or 12.3%, to $71.9 million (12.0% of net sales) in the six months ended October 29, 2022, compared to $64.0 million (11.0% of net sales) in the six months ended October 30, 2021. Excluding foreign currency translation, selling and administrative expenses increased $10.7 million. The increase was primarily due to higher annual cash incentive compensation expense, salary expense, professional fees and travel expense.

Amortization of intangibles

Amortization of intangibles was $4.7 million in the three months ended October 29, 2022, compared to $4.8 million in the three months ended October 30, 2021.

Amortization of intangibles was $9.4 million in the six months ended October 29, 2022, compared to $9.6 million in the six months ended October 30, 2021.

Interest expense, net

Interest expense, net was $0.5 million in the three months ended October 29, 2022, compared to $1.1 million in the three months ended October 30, 2021. The decrease was due to higher interest income of $0.8 million, partially offset by higher interest expense of $0.2 million recognized during the period. Higher interest income and interest expense was due to increasing interest rates.

Interest expense, net was $0.5 million in the six months ended October 29, 2022, compared to $2.2 million in the six months ended October 30, 2021. The decrease was due to higher interest income of $1.5 million primarily from our cash holdings as a result of increasing interest rates.

Other income, net

Other income, net was $1.1 million in the three months ended October 29, 2022, compared to $0.9 million in the three months ended October 30, 2021. Net foreign exchange gain was $0.9 million in the three months ended October 29, 2022, compared to a net foreign exchange loss of $1.2 million in the three months ended October 30, 2021. In the three months ended October 29, 2022, we received $0.2 million of international government assistance, compared to $2.1 million in the three months ended October 30, 2021.

Other income, net was $5.2 million in the six months ended October 29, 2022, compared to $2.7 million in the six months ended October 30, 2021. Net foreign exchange gain was $0.9 million in the six months ended October 29, 2022, compared to a net foreign exchange loss of $1.5 million in the six months ended October 30, 2021. In the six months ended October 29, 2022, we received $4.3 million of international government assistance with respect to the COVID-19 pandemic, compared to $4.0 million in the six months ended October 30, 2021.

Income tax expense

Income tax expense was $5.8 million (17.4% effective tax rate) in the three months ended October 29, 2022, compared to $5.5 million (16.7% effective tax rate) in the three months ended October 30, 2021. The effective tax rate for the three months ended October 29, 2022 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses. The effective tax rate for the three months ended October 30, 2021 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates.

Income tax expense was $10.2 million (17.2% effective tax rate) in the six months ended October 29, 2022, compared to $11.2 million (16.5% effective tax rate) in the six months ended October 30, 2021. The effective tax rate for the six months ended October 29, 2022 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses. The effective tax rate for the six months ended October 30, 2021 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates.

Net income

Net income increased $0.1 million, or 0.4%, to $27.6 million in the three months ended October 29, 2022, compared to $27.5 million in the three months ended October 30, 2021. Net income was unfavorably impacted by foreign currency translation of $3.4 million. Excluding foreign currency translation, net income increased $3.5 million as a result of the reasons described above.

Net income decreased $7.5 million, or 13.3%, to $49.1 million in the six months ended October 29, 2022, compared to $56.6 million in the six months ended October 30, 2021. Net income was unfavorably impacted by foreign currency translation of $6.3 million. Excluding foreign currency translation, net income decreased $1.2 million as a result of the reasons described above.

Operating Segments

Automotive

	Three Months Ended		Six Months Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales
North America	$97.8	$99.3	$192.5	$198.4
EMEA	53.9	54.9	106.0	112.7
Asia	45.2	41.8	75.0	80.7
Net sales	$196.9	$196.0	$373.5	$391.8
Gross profit	$38.3	$37.2	$67.7	$78.9
As a percent of net sales	19.5%	19.0%	18.1%	20.1%
Income from operations	$23.4	$23.6	$38.1	$50.9
As a percent of net sales	11.9%	12.0%	10.2%	13.0%

Customer cost recoveries:
North America	$1.5	$3.9	$9.4	$4.0
EMEA	0.1	—	1.3	—
Asia	0.6	—	0.6	—
Total	$2.2	$3.9	$11.3	$4.0

Net sales

Automotive segment net sales increased $0.9 million, or 0.5%, to $196.9 million in the three months ended October 29, 2022, compared to $196.0 million in the three months ended October 30, 2021. Net sales were unfavorably impacted by foreign currency translation of $13.2 million. Excluding foreign currency translation and customer cost recoveries, net sales increased $15.8 million, or 8.2%.

Net sales in North America decreased $1.5 million to $97.8 million in the three months ended October 29, 2022, compared to $99.3 million in the three months ended October 30, 2021. Excluding customer cost recoveries, net sales increased $0.9 million primarily due to higher vehicle lighting product sales volumes, partially offset by lower sales volumes from a major program roll-off. Net sales in EMEA decreased $1.0 million to $53.9 million in the three months ended October 29, 2022, compared to $54.9 million in the three months ended October 30, 2021. The weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $9.5 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA increased $8.4 million due to higher sales volumes. Net sales in Asia increased $3.4 million to $45.2 million in the three months ended October 29, 2022, compared to $41.8 million in the three months ended October 30, 2021. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $3.6 million. Excluding foreign currency translation and customer cost recoveries, Asia net sales increased $6.4 million primarily due to higher electric vehicle product sales volumes, partially offset by lower touchscreen sales volumes.

Automotive segment net sales decreased $18.3 million, or 4.7%, to $373.5 million in the six months ended October 29, 2022, compared to $391.8 million in the six months ended October 30, 2021. Net sales were unfavorably impacted by foreign currency translation of $22.2 million and the roll-off of a major program in North America. Excluding foreign currency translation and customer cost recoveries, net sales decreased $3.4 million, or 0.9%.

Net sales in North America decreased $5.9 million to $192.5 million in the six months ended October 29, 2022, compared to $198.4 million in the six months ended October 30, 2021. Excluding customer cost recoveries, net sales decreased $11.3 million primarily due to a major program roll-off, partially offset by higher vehicle lighting product sales volumes. Net sales in EMEA decreased $6.7 million to $106.0 million in the six months ended October 29, 2022, compared to $112.7 million in the six months ended October 30, 2021. The weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $17.3 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA increased $9.3 million due to higher sales volumes. Net sales in Asia decreased $5.7 million to $75.0 million in the six months ended October 29, 2022, compared to $80.7 million in the six months ended October 30, 2021. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $4.9 million. Excluding foreign currency translation and customer cost recoveries, Asia net sales decreased $1.4 million primarily due to COVID-19 lockdowns in China in the first quarter of fiscal 2023.

Gross profit

Automotive segment gross profit increased $1.1 million, or 3.0%, to $38.3 million in the three months ended October 29, 2022, compared to $37.2 million in the three months ended October 30, 2021. Excluding the impact of foreign currency translation, gross profit increased $4.0 million. Gross profit margins increased to 19.5% in the three months ended October 29, 2022, compared to 19.0% in the three months ended October 30, 2021. The increase in gross profit margins was due to higher sales volumes, which partially offset higher material and other costs due to inflationary pressures.

Automotive segment gross profit decreased $11.2 million, or 14.2%, to $67.7 million in the six months ended October 29, 2022, compared to $78.9 million in the six months ended October 30, 2021. Excluding the impact of foreign currency translation, gross profit decreased $6.1 million. Gross profit margins decreased to 18.1% in the six months ended October 29, 2022, compared to 20.1% in the six months ended October 30, 2021. The decrease in gross profit margins was due to lower sales volumes in the first quarter of fiscal 2023, higher material and other costs due to inflationary pressures and the impact from product mix.

Income from operations

Automotive segment income from operations decreased $0.2 million, or 0.8%, to $23.4 million in the three months ended October 29, 2022, compared to $23.6 million in the three months ended October 30, 2021. Excluding the impact of foreign currency translation, income from operations increased $1.4 million. The increase was primarily due to higher gross profit, partially offset by higher selling and administrative expenses. Selling and administrative expenses increased due to higher annual cash incentive compensation expense and salary expense as a result of wage inflation.

Automotive segment income from operations decreased $12.8 million, or 25.1%, to $38.1 million in the six months ended October 29, 2022, compared to $50.9 million in the six months ended October 30, 2021. Excluding the impact of foreign currency translation, income from operations decreased $9.9 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher annual cash incentive compensation expense and salary expense as a result of wage inflation.

Industrial

	Three Months Ended		Six Months Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$103.8	$80.7	$195.9	$159.2
Gross profit	$33.3	$26.5	$63.7	$55.0
As a percent of net sales	32.1%	32.8%	32.5%	34.5%
Income from operations	$25.0	$18.8	$47.4	$39.0
As a percent of net sales	24.1%	23.3%	24.2%	24.5%

Customer cost recoveries	$2.5	$0.1	$3.9	$0.1

Net sales

Industrial segment net sales increased $23.1 million, or 28.6%, to $103.8 million in the three months ended October 29, 2022, compared to $80.7 million in the three months ended October 30, 2021. Net sales were unfavorably impacted by foreign currency translation of $9.0 million. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $29.7 million, or 36.8%, primarily due to higher sales volumes of power distribution solutions for data centers and electric vehicles and commercial vehicle lighting solutions products.

Industrial segment net sales increased $36.7 million, or 23.1%, to $195.9 million in the six months ended October 29, 2022, compared to $159.2 million in the six months ended October 30, 2021. Net sales were unfavorably impacted by foreign currency translation of $14.3 million. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $47.2 million, or 29.7%, primarily due to higher sales volumes of power distribution solutions for data centers and electric vehicles and by commercial vehicle lighting solutions products.

Gross profit

Industrial segment gross profit increased $6.8 million, or 25.7%, to $33.3 million in the three months ended October 29, 2022, compared to $26.5 million in the three months ended October 30, 2021. Excluding the impact of foreign currency translation, gross profit increased $9.4 million. Gross profit margins decreased to 32.1% in the three months ended October 29, 2022, compared to 32.8% in the three months ended October 30, 2021. Product mix impacted gross margins due to higher material costs for commercial vehicle lighting solutions products, which was partially offset by higher gross margins for power distribution solutions for data centers and electric vehicles due to increased sales volumes.

Industrial segment gross profit increased $8.7 million, or 15.8%, to $63.7 million in the six months ended October 29, 2022, compared to $55.0 million in the six months ended October 30, 2021. Excluding the impact of foreign currency translation, gross profit increased $13.1 million. Gross profit margins decreased to 32.5% in the six months ended October 29, 2022, compared to 34.5% in the six months ended October 30, 2021. Product mix impacted gross margins primarily from higher material costs for commercial vehicle lighting solutions products as a result of supply chain disruptions.

Income from operations

Industrial segment income from operations increased $6.2 million, or 33.0%, to $25.0 million in the three months ended October 29, 2022, compared to $18.8 million in the three months ended October 30, 2021. Excluding the impact of foreign currency translation, income from operations increased $8.3 million. The increase was primarily due to higher gross profit, partially offset by a slight increase in selling and administrative expenses.

Industrial segment income from operations increased $8.4 million, or 21.5%, to $47.4 million in the six months ended October 29, 2022, compared to $39.0 million in the six months ended October 30, 2021. Excluding the impact of foreign currency translation, income from operations increased $12.0 million. The increase was primarily due to higher gross profit, partially offset by a slight increase in selling and administrative expenses.

Interface

	Three Months Ended		Six Months Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$14.1	$18.0	$27.1	$30.7
Gross profit	$2.5	$5.0	$4.7	$6.7
As a percent of net sales	17.7%	27.8%	17.3%	21.8%
Income from operations	$1.6	$4.4	$3.2	$5.5
As a percent of net sales	11.3%	24.4%	11.8%	17.9%

Customer cost recoveries	$1.1	$0.4	$1.7	$0.4

Net sales

Interface segment net sales decreased $3.9 million, or 21.7% to $14.1 million in the three months ended October 29, 2022, compared to $18.0 million in the three months ended October 30, 2021. Excluding customer cost recoveries, net sales decreased $4.6 million, or 26.1%. The decrease was primarily due to lower demand of appliance products.

Interface segment net sales decreased $3.6 million, or 11.7%, to $27.1 million in the six months ended October 29, 2022, compared to $30.7 million in the six months ended October 30, 2021. Excluding customer cost recoveries, net sales decreased $4.9 million, or 16.2%. The decrease was primarily due to lower demand of appliance products.

Gross profit

Interface segment gross profit decreased $2.5 million, or 50.0%, to $2.5 million in the three months ended October 29, 2022, compared to $5.0 million in the three months ended October 30, 2021. Gross profit margins decreased to 17.7% in the three months ended October 29, 2022, compared to 27.8% in the three months ended October 30, 2021. The decrease in gross profit margins was primarily due to lower sales volumes.

Interface segment gross profit decreased $2.0 million, or 29.9%, to $4.7 million in the six months ended October 29, 2022, compared to $6.7 million in the six months ended October 30, 2021. Gross profit margins decreased to 17.3% in the six months ended October 29, 2022, compared to 21.8% in the six months ended October 30, 2021. The decrease in gross profit margins was primarily due to lower sales volumes.

Income from operations

Interface segment income from operations decreased $2.8 million, or 63.6%, to $1.6 million in the three months ended October 29, 2022, compared to $4.4 million in the three months ended October 30, 2021. The decrease was due to lower gross profit and slightly higher selling and administrative expenses.

Interface segment income from operations decreased $2.3 million, or 41.8%, to $3.2 million in the six months ended October 29, 2022, compared to $5.5 million in the six months ended October 30, 2021. The decrease was due to lower gross profit and slightly higher selling and administrative expenses.

Medical

	Three Months Ended		Six Months Ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1.1	$0.8	$1.8	$1.6
Gross profit	$(0.1)	$(0.4)	$(0.3)	$(0.4)
Loss from operations	$(1.4)	$(1.8)	$(2.9)	$(3.0)

Net sales

Medical segment net sales increased $0.3 million to $1.1 million in the three months ended October 29, 2022, compared to $0.8 million in the three months ended October 30, 2021. The increase was due to higher product acceptance.

Medical segment net sales increased $0.2 million to $1.8 million in the six months ended October 29, 2022, compared to $1.6 million in the six months ended October 30, 2021. The increase was due to higher product acceptance.

Gross profit

Medical segment gross profit was a loss of $0.1 million in the three months ended October 29, 2022 compared to a loss of $0.4 million in the three months ended October 30, 2021. The improvement was due to higher net sales, partially offset by higher operating costs in the three months ended October 29, 2022.

Medical segment gross profit was a loss of $0.3 million in the six months ended October 29, 2022 compared to a loss of $0.4 million in the six months ended October 30, 2021. The improvement was due to higher net sales, partially offset by higher operating costs in the six months ended October 29, 2022.

Loss from operations

Medical segment loss from operations decreased $0.4 million to $1.4 million in the three months ended October 29, 2022, compared to $1.8 million in the three months ended October 30, 2021. The decrease in the loss was primarily due to higher gross profit and slightly lower selling and administrative expenses.

Medical segment loss from operations decreased $0.1 million to $2.9 million in the six months ended October 29, 2022, compared to $3.0 million in the six months ended October 30, 2021. The decrease in the loss was primarily due to higher gross profit.

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

As of October 29, 2022, we had $129.6 million of cash and cash equivalents, of which $86.1 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. On June 16, 2022, the Board of Directors authorized an increase in the existing share buyback program of an additional $100.0 million, and extended the expiration of the program to June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of October 29, 2022, a total of 2,418,953 shares have been purchased at a total cost of $102.8 million since the commencement of the share buyback program. As of October 29, 2022, the dollar value of shares that remained available to be purchased under this share buyback program was $97.2 million.

Credit Agreement

On October 31, 2022, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750,000,000, (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement. In addition, the Credit Agreement permits us to increase the revolving commitments and/or add one or more tranches of term loans under the Credit Agreement from time to time by up to an amount equal to (i) $250,000,000 plus (ii) an additional amount so long as the leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Credit Agreement terminates on October 31, 2027.

As of October 29, 2022, $200.0 million in principal was outstanding under the term loan under the Prior Credit Agreement. We were in compliance with all covenants under the Prior Credit Agreement as of October 29, 2022. For further information, see Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

	Six Months Ended
(in millions)	October 29, 2022	October 30, 2021
Operating activities:
Net income	$49.1	$56.6
Non-cash items	33.0	32.0
Changes in operating assets and liabilities	(54.0)	(51.9)
Net cash provided by operating activities	28.1	36.7
Net cash used in investing activities	(14.5)	(20.7)
Net cash used in financing activities	(48.7)	(69.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.3)	(2.3)
Decrease in cash and cash equivalents	(42.4)	(56.0)
Cash and cash equivalents at beginning of the period	172.0	233.2
Cash and cash equivalents at end of the period	$129.6	$177.2

Operating activities

Net cash provided by operating activities decreased $8.6 million to $28.1 million in the six months ended October 29, 2022, compared to $36.7 million in the six months ended October 30, 2021. The decrease was due to lower net income adjusted for non-cash items. The $54.0 million of cash outflows for operating assets and liabilities in the six months ended October 29, 2022 was primarily due to higher accounts receivable and inventory, partially offset by higher accounts payable.

Investing activities

Net cash used in investing activities was $14.5 million in the six months ended October 29, 2022, compared to $20.7 million in the six months ended October 30, 2021. Capital expenditures were $18.0 million and $21.3 million in the six months ended October 29, 2022 and October 30, 2021, respectively. We received $3.5 million and $0.6 million of cash from the sale of property, plant and equipment in the six months ended October 29, 2022 and October 30, 2021, respectively.

Financing activities

Net cash used in financing activities was $48.7 million in the six months ended October 29, 2022, compared to $69.7 million in the six months ended October 30, 2021. In the six months ended October 29, 2022, we used $31.6 million of cash for the purchase of shares under our share buyback program, compared to $42.5 million in the six months ended October 30, 2021. We paid cash dividends of $9.9 million in the six months ended October 29, 2022, compared to $10.3 million in the six months ended October 30, 2021. In the six months ended October 29, 2022, we had repayments on our borrowings of $6.5 million, compared to $16.8 million in the six months ended October 30, 2021.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. We opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court appeal currently is being briefed. No hearing date has yet been set. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect all or any portion of the judgment.

In the six months ended October 29, 2022 and October 30, 2021, we incurred Hetronic-related legal fees of $1.4 million and $3.5 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the six months ended October 29, 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 30, 2022.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. On June 16, 2022, the Board of Directors authorized an increase in the share buyback program of an additional $100.0 million, and extended the expiration of the program to June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of October 29, 2022, we purchased and retired $102.8 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended October 29, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
July 31, 2022 through August 27, 2022	81,000	$42.02	81,000	$113.5
August 28, 2022 through October 1, 2022	361,374	$38.13	361,374	$99.7
October 2, 2022 through October 29, 2022	65,805	$37.68	65,805	$97.2

Item 6. Exhibits

Exhibit Number	Description

10.1	Methode Electronics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2022).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	December 1, 2022