Form 10-Q
period 2023-01-28
METHODE ELECTRONICS INC
filed 2023-03-09
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 28, 2023

or

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

At March 6, 2023, the registrant had 35,985,712 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$280.1	$291.6	$878.4	$874.9

Cost of products sold	215.2	222.5	677.6	664.9

Gross profit	64.9	69.1	200.8	210.0

Selling and administrative expenses	32.9	34.5	104.8	98.5
Amortization of intangibles	4.7	4.8	14.1	14.4

Income from operations	27.3	29.8	81.9	97.1

Interest expense, net	0.8	0.7	1.3	2.9
Other expense (income), net	3.5	(4.4)	(1.7)	(7.1)

Pre-tax income	23.0	33.5	82.3	101.3

Income tax expense	3.1	4.1	13.3	15.3

Net income	$19.9	$29.4	$69.0	$86.0

Basic and diluted income per share:
Basic	$0.56	$0.80	$1.91	$2.30
Diluted	$0.54	$0.78	$1.87	$2.26

Cash dividends per share	$0.14	$0.14	$0.42	$0.42

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net income	$19.9	$29.4	$69.0	$86.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37.1	(11.0)	6.5	(21.7)
Derivative financial instruments	(4.4)	2.4	(1.3)	5.0
Total comprehensive income	$52.6	$20.8	$74.2	$69.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	January 28, 2023	April 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164.7	$172.0
Accounts receivable, net	295.5	273.3
Inventories	175.4	158.5
Income tax receivable	7.5	8.3
Prepaid expenses and other current assets	27.9	16.9
Total current assets	671.0	629.0
Long-term assets:
Property, plant and equipment, net	200.7	197.0
Goodwill	232.5	233.0
Other intangible assets, net	193.3	207.7
Operating lease right-of-use assets, net	29.4	20.0
Deferred tax assets	37.6	36.8
Pre-production costs	30.8	27.2
Other long-term assets	33.2	38.4
Total long-term assets	757.5	760.1
Total assets	$1,428.5	$1,389.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113.1	$108.5
Accrued employee liabilities	29.4	30.0
Other accrued liabilities	33.3	24.5
Short-term operating lease liabilities	6.8	6.0
Short-term debt	0.5	13.0
Income tax payable	7.8	6.6
Total current liabilities	190.9	188.6
Long-term liabilities:
Long-term debt	200.8	197.5
Long-term operating lease liabilities	23.0	14.8
Long-term income tax payable	16.7	22.1
Other long-term liabilities	16.0	14.0
Deferred tax liabilities	38.5	38.3
Total long-term liabilities	295.0	286.7
Total liabilities	485.9	475.3
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,375,097 shares and 38,276,968 shares issued as of January 28, 2023 and April 30, 2022, respectively	18.6	19.2
Additional paid-in capital	178.9	169.0
Accumulated other comprehensive loss	(21.6)	(26.8)
Treasury stock, 1,346,624 shares as of January 28, 2023 and April 30, 2022	(11.5)	(11.5)
Retained earnings	778.2	763.9
Total shareholders' equity	942.6	913.8
Total liabilities and shareholders' equity	$1,428.5	$1,389.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended January 28, 2023
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of October 29, 2022	37,505,633	$18.7	$174.7	$(54.3)	$(11.5)	$771.2	$898.8
Issuance of restricted stock, net of tax withholding	9,164	—	—	—	—	—	—
Exercise of stock options	40,000	—	1.5	—	—	—	1.5
Purchases of common stock	(179,700)	(0.1)	—	—	—	(7.9)	(8.0)
Stock-based compensation expense	—	—	2.7	—	—	—	2.7
Other comprehensive income	—	—	—	32.7	—	—	32.7
Net income	—	—	—	—	—	19.9	19.9
Dividends on common stock	—	—	—	—	—	(5.0)	(5.0)
Balance as of January 28, 2023	37,375,097	$18.6	$178.9	$(21.6)	$(11.5)	$778.2	$942.6

	Three Months Ended January 29, 2022
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of October 30, 2021	38,737,129	$19.4	$163.8	$(2.0)	$(11.5)	$749.8	$919.5
Purchases of common stock	(460,161)	(0.2)	—	—	—	(21.1)	(21.3)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6
Other comprehensive loss	—	—	—	(8.6)	—	—	(8.6)
Net income	—	—	—	—	—	29.4	29.4
Dividends on common stock	—	—	—	—	—	(5.2)	(5.2)
Balance as of January 29, 2022	38,276,968	$19.2	$166.4	$(10.6)	$(11.5)	$752.9	$916.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Nine Months Ended January 28, 2023
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 30, 2022	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8
Issuance of restricted stock, net of tax withholding	63,643	—	—	—	—	(0.4)	(0.4)
Exercise of stock options	40,000	—	1.5	—	—	—	1.5
Purchases of common stock	(1,005,514)	(0.6)	—	—	—	(39.0)	(39.6)
Stock-based compensation expense	—	—	8.4	—	—	—	8.4
Other comprehensive income	—	—	—	5.2	—	—	5.2
Net income	—	—	—	—	—	69.0	69.0
Dividends on common stock	—	—	—	—	—	(15.3)	(15.3)
Balance as of January 28, 2023	37,375,097	$18.6	$178.9	$(21.6)	$(11.5)	$778.2	$942.6

	Nine Months Ended January 29, 2022
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 1, 2021	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0
Issuance of restricted stock, net of tax withholding	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Exercise of stock options	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	(1,425,190)	(0.7)	—	—	—	(63.0)	(63.7)
Stock-based compensation expense	—	—	8.4	—	—	—	8.4
Other comprehensive loss	—	—	—	(16.7)	—	—	(16.7)
Net income	—	—	—	—	—	86.0	86.0
Dividends on common stock	—	—	—	—	—	(15.8)	(15.8)
Balance as of January 29, 2022	38,276,968	$19.2	$166.4	$(10.6)	$(11.5)	$752.9	$916.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	January 28, 2023	January 29, 2022
Operating activities:
Net income	$69.0	$86.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.8	39.6
Stock-based compensation expense	9.4	9.2
Change in cash surrender value of life insurance	0.2	(0.3)
Amortization of debt issuance costs	0.6	0.5
Loss (gain) on sale of property, plant and equipment	0.1	(0.4)
Impairment of long-lived assets	0.4	3.1
Change in deferred income taxes	0.7	(0.5)
Other	0.2	0.3
Changes in operating assets and liabilities:
Accounts receivable	(19.7)	(7.6)
Inventories	(16.2)	(45.1)
Prepaid expenses and other assets	(17.3)	(9.3)
Accounts payable	7.0	(2.1)
Other liabilities	12.6	(16.6)
Net cash provided by operating activities	83.8	56.8

Investing activities:
Purchases of property, plant and equipment	(30.8)	(29.6)
Sale of property, plant and equipment	3.5	0.6
Net cash used in investing activities	(27.3)	(29.0)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.5)	(0.3)
Repayments of finance leases	(0.3)	(0.5)
Proceeds from exercise of stock options	1.5	0.5
Purchases of common stock	(39.6)	(63.9)
Cash dividends	(14.9)	(15.4)
Debt issuance costs	(3.2)	—
Proceeds from borrowings	200.0	—
Repayments of borrowings	(206.6)	(24.2)
Net cash used in financing activities	(63.6)	(103.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.2)	(4.1)
Decrease in cash and cash equivalents	(7.3)	(80.1)
Cash and cash equivalents at beginning of the period	172.0	233.2
Cash and cash equivalents at end of the period	$164.7	$153.1

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3.0	$2.7
Income taxes, net of refunds	$15.4	$25.6
Operating lease obligations	$6.5	$6.6

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

Impact of the COVID-19 pandemic, global supply chain disruptions and geopolitical conditions

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. As a result of a resurgence of the virus in China and corresponding government lock-down orders, the COVID-19 pandemic had a negative impact on the Company's China operations in fiscal 2023. The Company was also negatively impacted by the effect these developments had on the Company’s Asian customers. Future resurgences of the COVID-19 virus or its variants in China or other regions, including corresponding lock-downs or similar government orders, could impact the Company's results of operations.

Various government programs have been enacted to provide assistance to businesses impacted by the COVID-19 pandemic. The amount of assistance the Company received was $0.3 million and $3.1 million in the three months ended January 28, 2023 and January 29, 2022, respectively. The Company received $4.6 million and $7.1 million in the nine months ended January 28, 2023 and January 29, 2022, respectively. Government assistance has been reported as other income.

The Company continues to experience increased material and logistics costs, labor shortages, and impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in production schedules. The semiconductor supply shortage is also impacting the Company’s supply chain and its ability to meet demand at some of its non-automotive customers. The supply chain challenges continue to negatively impact working capital.

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

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended January 28, 2023 and January 29, 2022 were both 13-week periods, and the nine months ended January 28, 2023 and January 29, 2022 were both 39-week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 30, 2022. There have been no material changes to the significant accounting policies in the nine months ended January 28, 2023.

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

Across all products, the amount of revenue recognized corresponds to the related purchase order and is adjusted for variable consideration (such as discounts) and ongoing price adjustments. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption from the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the nine months ended January 28, 2023 and January 29, 2022 were not material.

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

	Three Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$82.9	$37.2	$11.9	$0.6	$132.6
Europe, the Middle East & Africa ("EMEA")	56.3	34.1	—	—	90.4
Asia	37.3	19.7	0.1	—	57.1
Total net sales	$176.5	$91.0	$12.0	$0.6	$280.1
Timing of revenue recognition:
Goods transferred at a point in time	$171.3	$91.0	$12.0	$0.6	$274.9
Goods transferred over time	5.2	—	—	—	5.2
Total net sales	$176.5	$91.0	$12.0	$0.6	$280.1

	Three Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$103.7	$46.9	$15.1	$1.0	$166.7
EMEA	44.0	17.2	—	—	61.2
Asia	47.7	15.9	0.1	—	63.7
Total net sales	$195.4	$80.0	$15.2	$1.0	$291.6
Timing of revenue recognition:
Goods transferred at a point in time	$189.0	$80.0	$15.2	$1.0	$285.2
Goods transferred over time	6.4	—	—	—	6.4
Total net sales	$195.4	$80.0	$15.2	$1.0	$291.6

	Nine Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$275.4	$118.0	$38.9	$2.4	$434.7
EMEA	162.3	100.5	—	—	262.8
Asia	112.3	68.4	0.2	—	180.9
Total net sales	$550.0	$286.9	$39.1	$2.4	$878.4
Timing of revenue recognition:
Goods transferred at a point in time	$535.7	$286.9	$39.1	$2.4	$864.1
Goods transferred over time	14.3	—	—	—	14.3
Total net sales	$550.0	$286.9	$39.1	$2.4	$878.4

	Nine Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$302.1	$131.4	$45.4	$2.6	$481.5
EMEA	156.7	60.4	—	—	217.1
Asia	128.4	47.4	0.5	—	176.3
Total net sales	$587.2	$239.2	$45.9	$2.6	$874.9
Timing of revenue recognition:
Goods transferred at a point in time	$567.9	$239.2	$45.9	$2.6	$855.6
Goods transferred over time	19.3	—	—	—	19.3
Total net sales	$587.2	$239.2	$45.9	$2.6	$874.9

Note 3. Restructuring

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

In the nine months ended January 28, 2023, the Company recognized $0.4 million of asset impairment charges related to a facility shutdown and consolidation into an existing location. In the nine months ended January 29, 2022, the Company initiated a restructuring plan to consolidate one of its operations within the Industrial segment in response to logistics issues and tariffs. This action resulted in a facility shutdown and consolidation of activities into an existing location. The Company recognized $3.1 million of restructuring costs associated with this restructuring plan.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of right-of-use lease assets and equipment. Components of restructuring costs were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Employee termination benefits	$—	$—	$0.2	$0.2
Asset impairment charges	—	3.1	0.4	3.1
Total restructuring costs	$—	$3.1	$0.6	$3.3

The table below presents restructuring costs by reportable segment:

	Three Months Ended		Nine Months Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Automotive	$—	$—	$—	$0.2
Industrial	—	3.1	0.5	3.1
Interface	—	—	—	—
Medical	—	—	—	—
Eliminations/Corporate	—	—	0.1	—
Total restructuring costs	$—	$3.1	$0.6	$3.3
Recognized in:
Cost of products sold	$—	$1.2	$0.1	$1.2
Selling and administrative expenses	—	1.9	0.5	2.1
	$—	$3.1	$0.6	$3.3

The Company's restructuring liability was $0.0 million and $0.1 million as of January 28, 2023 and April 30, 2022, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

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

The Company’s income tax expense and effective tax rate for the three and nine months ended January 28, 2023 and January 29, 2022 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Pre-tax income	$23.0	$33.5	$82.3	$101.3
Income tax expense	3.1	4.1	13.3	15.3
Effective tax rate	13.5%	12.2%	16.2%	15.1%

The effective tax rate for the three and nine months ended January 28, 2023 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses. The effective tax rate for the three and nine months ended January 29, 2022 was lower than the U.S. statutory tax rate primarily due to the reversal of valuation allowances related to certain loss carryforwards and income derived from foreign operations with lower statutory tax rates.

The Company’s gross unrecognized income tax benefits were $5.3 million and $5.1 million as of January 28, 2023 and April 30, 2022, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.4 million and $0.2 million as of January 28, 2023 and April 30, 2022, respectively.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was enacted in the United States. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. The amount of excise tax accrued for repurchases made in January 2023 was immaterial. Further, the remaining corporate tax changes included in the IR Act are not expected to have a material impact on the Company’s consolidated financial statements.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of January 28, 2023 and April 30, 2022, the Company had a balance of $60.7 million and $40.0 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.3 million and $1.0 million as of January 28, 2023 and April 30, 2022, respectively.

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

(in millions)	January 28, 2023	April 30, 2022
Finished products	$32.2	$31.8
Work in process	18.7	12.9
Raw materials	124.5	113.8
Total inventories	$175.4	$158.5

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	January 28, 2023	April 30, 2022
Land	$2.9	$3.3
Buildings and building improvements	93.1	89.2
Machinery and equipment	415.4	407.5
Construction in progress	32.9	21.5
Total property, plant and equipment, gross	544.3	521.5
Less: accumulated depreciation	(343.6)	(324.5)
Property, plant and equipment, net	$200.7	$197.0

Depreciation expense was $7.6 million and $8.9 million in the three months ended January 28, 2023 and January 29, 2022, respectively. Depreciation expense was $22.7 million and $25.2 million in the nine months ended January 28, 2023 and January 29, 2022, respectively. As of January 28, 2023 and April 30, 2022, capital expenditures recorded in accounts payable totaled $2.0 million and $4.4 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of January 28, 2023 and April 30, 2022, the Company had $30.8 million and $27.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of January 28, 2023 and April 30, 2022, Company-owned tooling was $12.4 million and $14.6 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of April 30, 2022	$105.9	$127.1	$233.0
Foreign currency translation	0.2	(0.7)	(0.5)
Balance as of January 28, 2023	$106.1	$126.4	$232.5

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the nine months ended January 28, 2023.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of January 28, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$232.2	$(64.9)	$167.3	14.0
Trade names, patents and technology licenses	57.9	(33.7)	24.2	5.7
Total amortized intangible assets	290.1	(98.6)	191.5
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$291.9	$(98.6)	$193.3

	As of April 30, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$232.3	$(55.1)	$177.2	14.7
Trade names, patents and technology licenses	58.0	(29.3)	28.7	6.2
Total amortized intangible assets	290.3	(84.4)	205.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$292.1	$(84.4)	$207.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2023	$4.7
2024	18.5
2025	17.9
2026	17.1
2027	16.4
Thereafter	116.9
Total	$191.5

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended January 28, 2023 and January 29, 2022, the Company recorded gains of $0.4 million and $0.1 million, respectively, in interest expense, net in the condensed consolidated statements of income. For the nine months ended January 28, 2023 and January 29, 2022, the Company recorded gains of $1.3 million and $0.2 million, respectively, in interest expense, net in the condensed consolidated statements of income.

Interest rate swaps

The Company has interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure to, and to mitigate the impact of, interest rate variability. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or nine months ended January 28, 2023 and January 29, 2022.

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

As of January 28, 2023 and April 30, 2022, the Company held foreign currency forward contracts with a notional value of $107.6 million and $38.6 million, respectively. During the three and nine months ended January 28, 2023, the Company recognized a gain of $1.6 million and loss of $1.2 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of income. During the three and nine months ended January 29, 2022, a gain of $0.5 million and $0.7 million, respectively, was recognized in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	January 28, 2023	April 30, 2022
Derivatives designated as hedging instruments:
Net investment hedges	Prepaid expenses and other current assets	$0.5	$—
Net investment hedges	Other long-term assets	$—	$1.9
Interest rate swaps	Prepaid expenses and other current assets	$2.7	$—
Interest rate swaps	Other long-term assets	$—	$3.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.5	$—
Foreign currency forward contracts	Other accrued liabilities	$(0.4)	$(0.2)

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net investment hedges	$(4.8)	$2.4	$(1.4)	$5.2
Interest rate swaps	(1.0)	0.7	(0.3)	1.3
Total	$(5.8)	$3.1	$(1.7)	$6.5

Note 8. Debt

A summary of debt is shown below:

(in millions)	January 28, 2023	April 30, 2022
Revolving credit facility	$200.0	$—
Term loan	—	206.3
Other debt	4.8	5.1
Unamortized debt issuance costs	(3.5)	(0.9)
Total debt	201.3	210.5
Less: current maturities	(0.5)	(13.0)
Total long-term debt	$200.8	$197.5

Revolving credit facility/term loan

On October 31, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750,000,000, (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement. In addition, the Credit Agreement permits the Company to increase the revolving commitments and/or add one or more tranches of term loans under the Credit Agreement from time to time by up to an amount equal to (i) $250,000,000 plus (ii) an additional amount so long as the leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Credit Agreement matures on October 31, 2027.

Loans denominated in US dollars under the Credit Agreement bear interest at either (a) an adjusted base rate or (b) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Credit Agreement) in each case plus an applicable rate (the “Applicable Rate”) ranging between 0.375% and 1.25%, in the case of adjusted base rate loans, and between 1.375% and 2.25%, in the case of adjusted term SOFR rate loans and term SOFR daily floating rate loans. Loans denominated in Euros will bear interest at the Euro Interbank Offered Rate plus an Applicable Rate ranging between 1.375% and 2.25%. The Applicable Rate is set based on the Company’s consolidated leverage ratio.

In connection with the Credit Agreement, the Company incurred debt issuance costs of approximately $3.2 million which was capitalized and, along with the previous unamortized debt issuance costs of $0.6 million, is amortized into interest expense over the term of the Credit Agreement.

The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 6.0% as of January 28, 2023. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of January 28, 2023, the Company was in compliance with all the covenants in the Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of three notes with maturities ranging from 2023 to 2031. The weighted-average interest rate on this debt was approximately 1.4% at January 28, 2023 and $0.5 million of the debt was classified as short-term.

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

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended		Nine Months Ended
(in millions, except share and per share data)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Shares purchased	179,700	460,161	1,005,514	1,425,190
Average price per share	$44.54	$46.39	$39.34	$44.73
Total cost	$8.0	$21.3	$39.6	63.7

As of January 28, 2023, a total of 2,598,653 shares have been purchased at a total cost of $110.8 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of January 28, 2023, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was $89.2 million.

Dividends

The Company paid dividends totaling $5.0 million and $5.1 million in the three months ended January 28, 2023 and January 29, 2022, respectively. The Company paid dividends totaling $14.9 million and $15.4 million in the nine months ended January 28, 2023 and January 29, 2022, respectively.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended January 28, 2023			Nine Months Ended January 28, 2023
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(61.1)	$6.8	$(54.3)	$(30.5)	$3.7	$(26.8)
Other comprehensive income (loss)	37.7	(5.8)	31.9	6.9	(1.7)	5.2
Tax (expense) benefit	(0.6)	1.4	0.8	(0.4)	0.4	—
Net other comprehensive income (loss)	37.1	(4.4)	32.7	6.5	(1.3)	5.2
Balance at the end of period	$(24.0)	$2.4	$(21.6)	$(24.0)	$2.4	$(21.6)

	Three Months Ended January 29, 2022			Nine Months Ended January 29, 2022
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$0.8	$(2.8)	$(2.0)	$11.5	$(5.4)	$6.1
Other comprehensive income (loss)	(11.1)	3.2	(7.9)	(21.9)	6.5	(15.4)
Tax (expense) benefit	0.1	(0.8)	(0.7)	0.2	(1.5)	(1.3)
Net other comprehensive income (loss)	(11.0)	2.4	(8.6)	(21.7)	5.0	(16.7)
Balance at the end of period	$(10.2)	$(0.4)	$(10.6)	$(10.2)	$(0.4)	$(10.6)

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

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of January 28, 2023, there were 5,242,881 shares available for award under the 2022 Plan.

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

Restricted stock awards and performance units

As of January 28, 2023, the Company had 949,674 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 474,837 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with Accounting Standards Codification 718, based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $27.3 million as of January 28, 2023, which, subject to the performance conditions being met, will be recognized through fiscal 2025.

The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 30, 2022	928,412	$28.50
Awarded	21,262	$38.41
Vested	—	$—
Forfeited	—	$—
Non-vested at January 28, 2023	949,674	$28.72

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest.

The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 30, 2022	936,391	$29.16
Awarded	74,508	$39.21
Vested	—	$—
Forfeited	(734)	$48.41
Non-vested at January 28, 2023	1,010,165	$29.89

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of January 28, 2023, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. In the nine months ended January 28, 2023, the Company granted 43,179 shares, of which 27,639 shares were deferred. All dividends on deferred shares are reinvested into additional deferred shares based on the closing price of the Company’s common stock on the dividend payment date. Deferred shares will be settled with shares of common stock upon each director’s retirement from the Company’s Board of Directors. As of January 28, 2023, there were 45,594 deferred shares outstanding.

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 30, 2022	60,000	$37.01	2.2	$0.5
Exercised	(40,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at January 28, 2023	20,000	$37.01	1.4	$0.2

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. The total intrinsic value of options exercised in the nine months ended January 28, 2023 was $0.4 million.

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Nine Months Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
RSUs	$2.7	$2.6	$7.8	$7.7
Deferred director awards	—	—	1.0	0.8
Director awards	—	—	0.6	0.7
Total stock-based compensation expense	$2.7	$2.6	$9.4	$9.2

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Numerator:
Net income (in millions)	$19.9	$29.4	$69.0	$86.0

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	35,757,465	36,853,617	36,149,858	37,445,822
Dilutive potential common shares	819,530	622,273	728,351	559,881
Denominator for diluted income per share	36,576,995	37,475,890	36,878,209	38,005,703

Basic and diluted income per share:
Basic income per share	$0.56	$0.80	$1.91	$2.30
Diluted income per share	$0.54	$0.78	$1.87	$2.26

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	949,674	928,412	939,573	928,412

Note 11. Segment Information

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$178.6	$100.8	$12.1	$0.6	$(12.0)	$280.1
Transfers between segments	(2.1)	(9.8)	(0.1)	—	12.0	—
Net sales to unaffiliated customers	$176.5	$91.0	$12.0	$0.6	$—	$280.1

Income (loss) from operations	$18.7	$22.3	$1.0	$(1.8)	$(12.9)	$27.3
Interest expense, net						0.8
Other expense, net						3.5
Pre-tax income						$23.0

	Three Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$196.9	$81.6	$15.2	$1.0	$(3.1)	$291.6
Transfers between segments	(1.5)	(1.6)	—	—	3.1	—
Net sales to unaffiliated customers	$195.4	$80.0	$15.2	$1.0	$—	$291.6

Income (loss) from operations	$24.5	$17.7	$2.1	$(1.6)	$(12.9)	$29.8
Interest expense, net						0.7
Other income, net						(4.4)
Pre-tax income						$33.5

	Nine Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$554.2	$302.3	$39.2	$2.4	$(19.7)	$878.4
Transfers between segments	(4.2)	(15.4)	(0.1)	—	19.7	—
Net sales to unaffiliated customers	$550.0	$286.9	$39.1	$2.4	$—	$878.4

Income (loss) from operations	$56.8	$69.7	$4.2	$(4.7)	$(44.1)	$81.9
Interest expense, net						1.3
Other income, net						(1.7)
Pre-tax income						$82.3

	Nine Months Ended January 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$591.0	$245.5	$45.9	$2.6	$(10.1)	$874.9
Transfers between segments	(3.8)	(6.3)	—	—	10.1	—
Net sales to unaffiliated customers	$587.2	$239.2	$45.9	$2.6	$—	$874.9

Income (loss) from operations	$75.4	$56.7	$7.6	$(4.6)	$(38.0)	$97.1
Interest expense, net						2.9
Other income, net						(7.1)
Pre-tax income						$101.3

(in millions)	January 28, 2023	April 30, 2022
Identifiable assets:
Automotive	$713.9	$689.8
Industrial	459.5	455.3
Interface	120.5	108.1
Medical	6.4	7.9
Eliminations/Corporate	128.2	128.0
Total identifiable assets	$1,428.5	$1,389.1

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court appeal currently is set for argument on March 21, 2023. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect all or any portion of the judgment.

Note 13. Subsequent Events

On February 28, 2023, the Company announced that it has entered into a definitive agreement pursuant to which it will launch a recommended public tender offer for all of the outstanding shares of Nordic Lights Group Corporation (“Nordic Lights”), at an offer price of €6.30 per share, for a total equity value of approximately €132 million. Nordic Lights is a premium provider of high-quality lighting solutions for heavy-duty equipment and a public limited liability company incorporated in Finland with its shares admitted to trading on Nasdaq First North.

The transaction is subject to the satisfaction (or waiver by Methode) of customary closing conditions for the acquisition of a public company in Finland, including, among others, (i) that the tender offer is irrevocably accepted by shareholders holding more than 90 percent of the shares and voting rights in Nordic Lights, which will enable the Company to compulsorily acquire the remaining shares in the capital of Nordic Lights under Finnish law, and (ii) the receipt of all necessary regulatory approvals. The transaction is expected to be completed (including completion of the compulsory acquisition of Nordic Lights shares from any non-tendering minority) in the second half of calendar 2023.

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

COVID-19 Pandemic Impact

The COVID-19 pandemic and the ongoing measures to reduce its spread have negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and resulted in manufacturing inefficiencies and increased freight costs due to global capacity constraints. Beginning late in the fourth quarter of fiscal 2022 and continuing into fiscal 2023, various regions in China, including regions where we and our customers have operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. The resulting industry-wide production interruptions adversely impacted our results of operations in the nine months ended January 28, 2023.

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

Global Supply Chain Disruptions

We continue to experience business interruptions, including customer shutdowns and increased material and logistics costs, labor shortages, and impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition for the remainder of fiscal 2023.

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

Public Tender Offer of Nordic Lights

On February 28, 2023, we announced that we entered into a definitive agreement pursuant to which we will launch a recommended public tender offer for all of the outstanding shares of Nordic Lights Group Corporation (“Nordic Lights”), at an offer price of €6.30 per share, for a total equity value of approximately €132 million. Nordic Lights is a premium provider of high-quality lighting solutions for heavy-duty equipment and a public limited liability company incorporated in Finland with its shares admitted to trading on Nasdaq First North.

The transaction is subject to the satisfaction (or waiver by Methode) of customary closing conditions for the acquisition of a public company in Finland, including, among others, (i) that the tender offer is irrevocably accepted by shareholders holding more than 90 percent of the shares and voting rights in Nordic Lights, which will enable us to compulsorily acquire the remaining shares in the capital of Nordic Lights under Finnish law, and (ii) the receipt of all necessary regulatory approvals. The transaction is expected to be completed (including completion of the compulsory acquisition of Nordic Lights shares from any non-tendering minority) in the second half of calendar 2023.

Consolidated Results of Operations

The table below compares our results of operations between the three and nine months ended January 28, 2023 and the three and nine months ended January 29, 2022:

	Three Months Ended		Nine Months Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$280.1	$291.6	$878.4	$874.9
Cost of products sold	215.2	222.5	677.6	664.9
Gross profit	64.9	69.1	200.8	210.0
Selling and administrative expenses	32.9	34.5	104.8	98.5
Amortization of intangibles	4.7	4.8	14.1	14.4
Interest expense, net	0.8	0.7	1.3	2.9
Other expense (income), net	3.5	(4.4)	(1.7)	(7.1)
Income tax expense	3.1	4.1	13.3	15.3
Net income	$19.9	$29.4	$69.0	$86.0

Net sales

Net sales decreased $11.5 million, or 3.9%, to $280.1 million in the three months ended January 28, 2023, compared to $291.6 million in the three months ended January 29, 2022. The decrease was primarily due to lower sales in the Automotive segment, partially offset by higher sales in the Industrial segment. Net sales were unfavorably impacted by foreign currency translation of $13.0 million, primarily due to the strengthening of the U.S. dollar relative to the euro and Chinese renminbi. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $1.4 million in the three months ended January 28, 2023, compared to $10.6 million in the three months ended January 29, 2022. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $10.7 million, or 3.8%.

Net sales increased $3.5 million, or 0.4%, to $878.4 million in the nine months ended January 28, 2023, compared to $874.9 million in the nine months ended January 29, 2022. The increase was primarily due to higher sales in the Industrial segment, partially offset by lower sales in the Automotive segment. Net sales were unfavorably impacted by foreign currency translation of $49.7 million, primarily due to the strengthening of the U.S. dollar relative to the euro and Chinese renminbi. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $18.3 million in the nine months ended January 28, 2023, compared to $15.1 million in the nine months ended January 29, 2022. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $50.0 million, or 5.8%.

Cost of products sold

Cost of products sold decreased $7.3 million, or 3.3%, to $215.2 million (76.8% of net sales) in the three months ended January 28, 2023, compared to $222.5 million (76.3% of net sales) in the three months ended January 29, 2022. Excluding foreign currency translation, cost of products sold increased $2.6 million. The increase was primarily due to higher salary and operating expenses, partially offset by lower material costs as a result of a decrease in sales volumes. In addition, the three months ended January 29, 2022 included restructuring costs of $1.2 million.

Cost of products sold increased $12.7 million, or 1.9%, to $677.6 million (77.1% of net sales) in the nine months ended January 28, 2023, compared to $664.9 million (76.0% of net sales) in the nine months ended January 29, 2022. Excluding foreign currency translation, cost of products sold increased $49.5 million. The increase was primarily due to higher material costs as a result of an increase in sales volumes and higher salary and operating expenses, partially offset by lower restructuring costs. Restructuring costs were $0.1 million in the nine months ended January 28, 2023, compared to $1.2 million in the nine months ended January 29, 2022.

Gross profit margin

Gross profit margin was 23.2% of net sales in the three months ended January 28, 2023, compared to 23.7% of net sales in the three months ended January 29, 2022. The decrease was a result of continued inflationary pressures on material and other manufacturing costs.

Gross profit margin was 22.9% of net sales in the nine months ended January 28, 2023, compared to 24.0% of net sales in the nine months ended January 29, 2022. The decrease was due to inflationary pressures on material and other manufacturing costs, partially offset by higher sales volumes.

Selling and administrative expenses

Selling and administrative expenses decreased $1.6 million, or 4.6%, to $32.9 million (11.7% of net sales) in the three months ended January 28, 2023, compared to $34.5 million (11.8% of net sales) in the three months ended January 29, 2022. Excluding foreign currency translation, selling and administrative expenses decreased $0.9 million. The decrease was primarily due to lower annual cash incentive compensation expense, partially offset by higher salary expense. In addition, the three months ended January 29, 2022 included restructuring costs of $1.9 million.

Selling and administrative expenses increased $6.3 million, or 6.4%, to $104.8 million (11.9% of net sales) in the nine months ended January 28, 2023, compared to $98.5 million (11.3% of net sales) in the nine months ended January 29, 2022. Excluding foreign currency translation, selling and administrative expenses increased $10.0 million. The increase was primarily due to higher salary expense, professional fees and travel expense, partially offset by lower restructuring costs. Restructuring costs were $0.5 million in the nine months ended January 28, 2023, compared to $2.1 million in the nine months ended January 29, 2022.

Amortization of intangibles

Amortization of intangibles was $4.7 million in the three months ended January 28, 2023, compared to $4.8 million in the three months ended January 29, 2022.

Amortization of intangibles was $14.1 million in the nine months ended January 28, 2023, compared to $14.4 million in the nine months ended January 29, 2022.

Interest expense, net

Interest expense, net was $0.8 million in the three months ended January 28, 2023, compared to $0.7 million in the three months ended January 29, 2022. The increase was due to higher interest expense of $1.1 million, partially offset by higher interest income of $1.0 million recognized during the period. Higher interest income and interest expense was due to increasing interest rates.

Interest expense, net was $1.3 million in the nine months ended January 28, 2023, compared to $2.9 million in the nine months ended January 29, 2022. The decrease was due to higher interest income of $2.5 million, partially offset by higher interest expense of $0.9 million. Higher interest income and interest expense was due to increasing interest rates.

Other expense (income), net

Other expense, net was $3.5 million in the three months ended January 28, 2023, compared to other income, net of $4.4 million in the three months ended January 29, 2022. Net foreign exchange loss was $3.9 million in the three months ended January 28, 2023, compared to a net foreign exchange loss of $0.3 million in the three months ended January 29, 2022. In the three months ended January 28, 2023, we received $0.3 million of international government assistance, compared to $4.2 million in the three months ended January 29, 2022.

Other income, net was $1.7 million in the nine months ended January 28, 2023, compared to $7.1 million in the nine months ended January 29, 2022. Net foreign exchange loss was $3.1 million in the nine months ended January 28, 2023, compared to a net foreign exchange loss of $1.7 million in the nine months ended January 29, 2022. In the nine months ended January 28, 2023, we received $4.6 million of international government assistance, compared to $8.2 million in the nine months ended January 29, 2022.

Income tax expense

Income tax expense was $3.1 million (13.5% effective tax rate) in the three months ended January 28, 2023, compared to $4.1 million (12.2% effective tax rate) in the three months ended January 29, 2022. The effective tax rate for the three months ended January 28, 2023 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses. The effective tax rate for the three months ended January 29, 2022 was lower than the U.S. statutory tax rate primarily due to the reversal of valuation allowances related to certain loss carryforwards and income derived from foreign operations with lower statutory tax rates.

Income tax expense was $13.3 million (16.2% effective tax rate) in the nine months ended January 28, 2023, compared to $15.3 million (15.1% effective tax rate) in the nine months ended January 29, 2022. The effective tax rate for the nine months ended January 28, 2023 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses. The effective tax rate for the nine months ended January 29, 2022 was lower than the U.S. statutory tax rate primarily due to the reversal of valuation allowances related to certain loss carryforwards and income derived from foreign operations with lower statutory tax rates.

Net income

Net income decreased $9.5 million, or 32.3%, to $19.9 million in the three months ended January 28, 2023, compared to $29.4 million in the three months ended January 29, 2022. Net income was unfavorably impacted by foreign currency translation of $1.8 million. Excluding foreign currency translation, net income decreased $7.7 million as a result of the reasons described above.

Net income decreased $17.0 million, or 19.8%, to $69.0 million in the nine months ended January 28, 2023, compared to $86.0 million in the nine months ended January 29, 2022. Net income was unfavorably impacted by foreign currency translation of $8.8 million. Excluding foreign currency translation, net income decreased $8.2 million as a result of the reasons described above.

Operating Segments

Automotive

	Three Months Ended		Nine Months Ended
($ in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales
North America	$82.9	$103.7	$275.4	$302.1
EMEA	56.3	44.0	162.3	156.7
Asia	37.3	47.7	112.3	128.4
Net sales	176.5	195.4	550.0	587.2
Gross profit	$32.0	$39.3	$99.7	$118.2
As a percent of net sales	18.1%	20.1%	18.1%	20.1%
Income from operations	$18.7	$24.5	$56.8	$75.4
As a percent of net sales	10.6%	12.5%	10.3%	12.8%

Customer cost recoveries:
North America	$0.2	$2.2	$9.6	$6.2
EMEA	0.5	—	1.8	—
Asia	—	—	0.6	—
Total	$0.7	$2.2	$12.0	$6.2

Net sales

Automotive segment net sales decreased $18.9 million, or 9.7%, to $176.5 million in the three months ended January 28, 2023, compared to $195.4 million in the three months ended January 29, 2022. Net sales were unfavorably impacted by foreign currency translation of $8.1 million. Excluding foreign currency translation and customer cost recoveries, net sales decreased $9.3 million, or 4.8%.

Net sales in North America decreased $20.8 million to $82.9 million in the three months ended January 28, 2023, compared to $103.7 million in the three months ended January 29, 2022. Excluding customer cost recoveries, net sales decreased $18.8 million primarily due to lower sales volumes from a major program roll-off. Net sales in EMEA increased $12.3 million to $56.3 million in the three months ended January 28, 2023, compared to $44.0 million in the three months ended January 29, 2022. The weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $4.4 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA increased $16.2 million due to higher sales volumes of user interface and switch products. Net sales in Asia decreased $10.4 million to $37.3 million in the three months ended January 28, 2023, compared to $47.7 million in the three months ended January 29, 2022. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $3.7 million. Excluding foreign currency translation, Asia net sales decreased $6.7 million primarily due to lower overhead console, touchscreen and electric vehicle product sales volumes.

Automotive segment net sales decreased $37.2 million, or 6.3%, to $550.0 million in the nine months ended January 28, 2023, compared to $587.2 million in the nine months ended January 29, 2022. Net sales were unfavorably impacted by foreign currency translation of $30.4 million and the roll-off of a major program in North America. Excluding foreign currency translation and customer cost recoveries, net sales decreased $12.6 million, or 2.2%.

Net sales in North America decreased $26.7 million to $275.4 million in the nine months ended January 28, 2023, compared to $302.1 million in the nine months ended January 29, 2022. Excluding customer cost recoveries, net sales decreased $30.0 million primarily due to lower sales volumes from a major program roll-off. Net sales in EMEA increased $5.6 million to $162.3 million in the nine months ended January 28, 2023, compared to $156.7 million in the nine months ended January 29, 2022. The weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $21.7 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA increased $25.5 million due to higher sales volumes of user interface and switch products. Net sales in Asia decreased $16.1 million to $112.3 million in the nine months ended January 28, 2023, compared to $128.4 million in the nine months ended January 29, 2022. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $8.6 million. Excluding foreign currency translation and customer cost recoveries, Asia net sales decreased $8.1 million primarily due to lower overhead console sales volumes.

Gross profit

Automotive segment gross profit decreased $7.3 million, or 18.6%, to $32.0 million in the three months ended January 28, 2023, compared to $39.3 million in the three months ended January 29, 2022. Excluding the impact of foreign currency translation, gross profit decreased $5.9 million. Gross profit margins decreased to 18.1% in the three months ended January 28, 2023, compared to 20.1% in the three months ended January 29, 2022. The decrease in gross profit margins was due to lower sales volumes and inflationary pressures on material and other manufacturing costs.

Automotive segment gross profit decreased $18.5 million, or 15.7%, to $99.7 million in the nine months ended January 28, 2023, compared to $118.2 million in the nine months ended January 29, 2022. Excluding the impact of foreign currency translation, gross profit decreased $11.9 million. Gross profit margins decreased to 18.1% in the nine months ended January 28, 2023, compared to 20.1% in the nine months ended January 29, 2022. The decrease in gross profit margins was due to lower sales volumes and inflationary pressures on material and other manufacturing costs.

Income from operations

Automotive segment income from operations decreased $5.8 million, or 23.7%, to $18.7 million in the three months ended January 28, 2023, compared to $24.5 million in the three months ended January 29, 2022. Excluding the impact of foreign currency translation, income from operations decreased $5.0 million. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased due to lower annual cash incentive compensation expense.

Automotive segment income from operations decreased $18.6 million, or 24.7%, to $56.8 million in the nine months ended January 28, 2023, compared to $75.4 million in the nine months ended January 29, 2022. Excluding the impact of foreign currency translation, income from operations decreased $14.7 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary expense, professional fees and travel expense.

Industrial

	Three Months Ended		Nine Months Ended
($ in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$91.0	$80.0	$286.9	$239.2
Gross profit	$30.7	$27.2	$94.4	$82.2
As a percent of net sales	33.7%	34.0%	32.9%	34.4%
Income from operations	$22.3	$17.7	$69.7	$56.7
As a percent of net sales	24.5%	22.1%	24.3%	23.7%

Customer cost recoveries	$0.3	$7.5	$4.2	$7.6

Net sales

Industrial segment net sales increased $11.0 million, or 13.8%, to $91.0 million in the three months ended January 28, 2023, compared to $80.0 million in the three months ended January 29, 2022. Net sales were unfavorably impacted by foreign currency translation of $4.9 million. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $23.1 million, or 31.9%, primarily due to higher sales volumes of power distribution solutions for data centers and electric vehicles.

Industrial segment net sales increased $47.7 million, or 19.9%, to $286.9 million in the nine months ended January 28, 2023, compared to $239.2 million in the nine months ended January 29, 2022. Net sales were unfavorably impacted by foreign currency translation of $19.3 million. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $70.4 million, or 30.4%, primarily due to higher sales volumes of power distribution solutions for data centers and electric vehicles and of commercial vehicle lighting solutions products.

Gross profit

Industrial segment gross profit increased $3.5 million, or 12.9%, to $30.7 million in the three months ended January 28, 2023, compared to $27.2 million in the three months ended January 29, 2022. Excluding the impact of foreign currency translation, gross profit increased $5.2 million. Gross profit margins decreased to 33.7% in the three months ended January 28, 2023, compared to 34.0% in the three months ended January 29, 2022. Product mix impacted gross margins due to higher material costs for commercial vehicle lighting solutions products, which was partially offset by higher gross margins for power distribution solutions for data centers and electric vehicles due to increased sales volumes. Gross profit in the three months ended January 29, 2022 also included $1.2 million of restructuring costs.

Industrial segment gross profit increased $12.2 million, or 14.8%, to $94.4 million in the nine months ended January 28, 2023, compared to $82.2 million in the nine months ended January 29, 2022. Excluding the impact of foreign currency translation, gross profit increased $18.5 million. Gross profit margins decreased to 32.9% in the nine months ended January 28, 2023, compared to 34.4% in the nine months ended January 29, 2022. Product mix impacted gross margins primarily from higher material costs for commercial vehicle lighting solutions products as a result of supply chain disruptions. Gross profit in the nine months ended January 29, 2022 included restructuring costs of $1.2 million, compared to $0.1 million in the nine months ended January 28, 2023.

Income from operations

Industrial segment income from operations increased $4.6 million, or 26.0%, to $22.3 million in the three months ended January 28, 2023, compared to $17.7 million in the three months ended January 29, 2022. Excluding the impact of foreign currency translation, income from operations increased $6.2 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses in the three months ended January 29, 2022 included $1.9 million of restructuring costs.

Industrial segment income from operations increased $13.0 million, or 22.9%, to $69.7 million in the nine months ended January 28, 2023, compared to $56.7 million in the nine months ended January 29, 2022. Excluding the impact of foreign currency translation, income from operations increased $18.2 million. The increase was primarily due to higher gross profit, partially offset by a slight increase in selling and administrative expenses. Selling and administrative expenses in the nine months ended January 29, 2022 included restructuring costs of $1.9 million, compared to $0.4 million in the nine months ended January 28, 2023.

Interface

	Three Months Ended		Nine Months Ended
($ in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$12.0	$15.2	$39.1	$45.9
Gross profit	$1.9	$2.8	$6.6	$9.5
As a percent of net sales	15.8%	18.4%	16.9%	20.7%
Income from operations	$1.0	$2.1	$4.2	$7.6
As a percent of net sales	8.3%	13.8%	10.7%	16.6%

Customer cost recoveries	$0.4	$0.9	$2.1	$1.3

Net sales

Interface segment net sales decreased $3.2 million, or 21.1% to $12.0 million in the three months ended January 28, 2023, compared to $15.2 million in the three months ended January 29, 2022. Excluding customer cost recoveries, net sales decreased $2.7 million, or 18.9%. The decrease was primarily due to lower demand of appliance products.

Interface segment net sales decreased $6.8 million, or 14.8%, to $39.1 million in the nine months ended January 28, 2023, compared to $45.9 million in the nine months ended January 29, 2022. Excluding customer cost recoveries, net sales decreased $7.6 million, or 17.0%. The decrease was primarily due to lower demand of appliance products.

Gross profit

Interface segment gross profit decreased $0.9 million, or 32.1%, to $1.9 million in the three months ended January 28, 2023, compared to $2.8 million in the three months ended January 29, 2022. Gross profit margins decreased to 15.8% in the three months ended January 28, 2023, compared to 18.4% in the three months ended January 29, 2022. The decrease in gross profit margins was primarily due to lower sales volumes of appliance products.

Interface segment gross profit decreased $2.9 million, or 30.5%, to $6.6 million in the nine months ended January 28, 2023, compared to $9.5 million in the nine months ended January 29, 2022. Gross profit margins decreased to 16.9% in the nine months ended January 28, 2023, compared to 20.7% in the nine months ended January 29, 2022. The decrease in gross profit margins was primarily due to lower sales volumes of appliance products.

Income from operations

Interface segment income from operations decreased $1.1 million, or 52.4%, to $1.0 million in the three months ended January 28, 2023, compared to $2.1 million in the three months ended January 29, 2022. The decrease was due to lower gross profit and higher selling and administrative expenses, primarily professional fees.

Interface segment income from operations decreased $3.4 million, or 44.7%, to $4.2 million in the nine months ended January 28, 2023, compared to $7.6 million in the nine months ended January 29, 2022. The decrease was due to lower gross profit and higher selling and administrative expenses, primarily salary expense and professional fees.

Medical

	Three Months Ended		Nine Months Ended
(in millions)	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$0.6	$1.0	$2.4	$2.6
Gross profit	$(0.2)	$(0.5)	$(0.5)	$(0.9)
Loss from operations	$(1.8)	$(1.6)	$(4.7)	$(4.6)

Net sales

Medical segment net sales decreased $0.4 million to $0.6 million in the three months ended January 28, 2023, compared to $1.0 million in the three months ended January 29, 2022. The decrease was due to lower demand.

Medical segment net sales decreased $0.2 million to $2.4 million in the nine months ended January 28, 2023, compared to $2.6 million in the nine months ended January 29, 2022. The decrease was due to lower demand.

Gross profit

Medical segment gross profit was a loss of $0.2 million in the three months ended January 28, 2023 compared to a loss of $0.5 million in the three months ended January 29, 2022. The improvement was due to lower costs in the three months ended January 28, 2023.

Medical segment gross profit was a loss of $0.5 million in the nine months ended January 28, 2023 compared to a loss of $0.9 million in the nine months ended January 29, 2022. The improvement was due to lower costs in the nine months ended January 28, 2023.

Loss from operations

Medical segment loss from operations increased $0.2 million to $1.8 million in the three months ended January 28, 2023, compared to $1.6 million in the three months ended January 29, 2022. The increase in the loss was primarily due to higher selling and administrative expenses, partially offset by higher gross profit.

Medical segment loss from operations increased $0.1 million to $4.7 million in the nine months ended January 28, 2023, compared to $4.6 million in the nine months ended January 29, 2022. The increase in the loss was primarily due to higher selling and administrative expenses, partially offset by higher gross profit.

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

As of January 28, 2023, we had $164.7 million of cash and cash equivalents, of which $98.8 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. On June 16, 2022, the Board of Directors authorized an increase in the existing share buyback program of an additional $100.0 million, and extended the expiration of the program to June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of January 28, 2023, a total of 2,598,653 shares have been purchased at a total cost of $110.8 million since the commencement of the share buyback program. As of January 28, 2023, the dollar value of shares that remained available to be purchased under this share buyback program was $89.2 million.

Credit Agreement

On October 31, 2022, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750,000,000, (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement. In addition, the Credit Agreement permits us to increase the revolving commitments and/or add one or more tranches of term loans under the Credit Agreement from time to time by up to an amount equal to (i) $250,000,000 plus (ii) an additional amount so long as the leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Credit Agreement matures on October 31, 2027.

As of January 28, 2023, $200.0 million was outstanding under the revolving credit facility. We were in compliance with all covenants under the Credit Agreement as of January 28, 2023. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

	Nine Months Ended
(in millions)	January 28, 2023	January 29, 2022
Operating activities:
Net income	$69.0	$86.0
Non-cash items	48.4	51.5
Changes in operating assets and liabilities	(33.6)	(80.7)
Net cash provided by operating activities	83.8	56.8
Net cash used in investing activities	(27.3)	(29.0)
Net cash used in financing activities	(63.6)	(103.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.2)	(4.1)
Decrease in cash and cash equivalents	(7.3)	(80.1)
Cash and cash equivalents at beginning of the period	172.0	233.2
Cash and cash equivalents at end of the period	$164.7	$153.1

Operating activities

Net cash provided by operating activities increased $27.0 million to $83.8 million in the nine months ended January 28, 2023, compared to $56.8 million in the nine months ended January 29, 2022. The increase was due to an improvement in working capital, partially offset by lower net income adjusted for non-cash items. The $33.6 million of cash outflows for operating assets and liabilities in the nine months ended January 28, 2023 was primarily due to higher accounts receivable and inventory, partially offset by higher accounts payable.

Investing activities

Net cash used in investing activities was $27.3 million in the nine months ended January 28, 2023, compared to $29.0 million in the nine months ended January 29, 2022. Capital expenditures were $30.8 million and $29.6 million in the nine months ended January 28, 2023 and January 29, 2022, respectively. We received $3.5 million and $0.6 million of cash from the sale of property, plant and equipment in the nine months ended January 28, 2023 and January 29, 2022, respectively.

Financing activities

Net cash used in financing activities was $63.6 million in the nine months ended January 28, 2023, compared to $103.8 million in the nine months ended January 29, 2022. In the nine months ended January 28, 2023, we used $39.6 million of cash for the purchase of shares under our share buyback program, compared to $63.9 million in the nine months ended January 29, 2022. We paid cash dividends of $14.9 million in the nine months ended January 28, 2023, compared to $15.4 million in the nine months ended January 29, 2022. In the nine months ended January 28, 2023, we had net repayments on our borrowings of $6.6 million, compared to $24.2 million in the nine months ended January 29, 2022. In addition, we paid $3.2 million of debt issuance costs in connection with our Credit Agreement.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. We opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court appeal currently is set for argument on March 21, 2023. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect all or any portion of the judgment.

In the nine months ended January 28, 2023 and January 29, 2022, we incurred Hetronic-related legal fees of $2.5 million and $1.5 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the nine months ended January 28, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 30, 2022.

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

There have been no changes in our internal control over financial reporting during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s outstanding common stock through March 31, 2023. On June 16, 2022, the Board of Directors authorized an increase in the share buyback program of an additional $100.0 million, and extended the expiration of the program to June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of January 28, 2023, we purchased and retired $110.8 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended January 28, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
October 30, 2022 through November 26, 2022	76,500	$43.86	76,500	$93.8
November 27, 2022 through December 31, 2022	81,565	$45.12	81,565	$90.2
January 1, 2023 through January 28, 2023	21,635	$44.75	21,635	$89.2

Item 6. Exhibits

Exhibit Number	Description

10.1

Second Amended and Restated Credit Agreement, entered into as of October 31, 2022, among Methode Electronics, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022).

10.2	Form of Amendment to Change in Control Agreement (CEO) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2022).
10.3	Form of Amendment to Change in Control Agreement (NEOs Other Than CEO) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 19, 2022).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 9, 2023