Form 10-K
period 2023-04-29
METHODE ELECTRONICS INC
filed 2023-06-27
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on October 28, 2022, based upon the closing price on that date as reported by the New York Stock Exchange, was $1.0 billion.

Registrant had 37,339,352 shares of its common stock outstanding as of June 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 annual shareholders' meeting to be held on September 13, 2023 are incorporated by reference into Part III of this Form 10-K.

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
•
Risks relating to our use of requirements contracts;
•
Failure to attract and retain qualified personnel;
•
Risks related to conducting global operations;
•
Potential work stoppages;
•
Dependence on the availability and price of materials;
•
Timing, quality and cost of new program launches;
•
Ability to compete effectively;
•
Ability to withstand pricing pressures, including price reductions;
•
Our lengthy sales cycle;
•
Ability to successfully benefit from acquisitions and divestitures;
•
Impact from production delays or cancelled orders;
•
Investment in programs prior to the recognition of revenue;
•
Electric vehicle ("EV") adoption rates;
•
Ability to withstand business interruptions;
•
Breaches to our information technology systems or service interruptions;
•
Ability to keep pace with rapid technological changes;
•
Ability to protect our intellectual property;
•
Costs associated with environmental, health and safety regulations;
•
International trade disputes resulting in tariffs and our ability to mitigate tariffs;
•
Impact from climate change and related regulations;
•
Ability to avoid design or manufacturing defects;
•
Ability to remediate a material weakness in our internal control over financial reporting;
•
Recognition of goodwill and other intangible asset impairment charges;
•
Ability to manage our debt levels and any restrictions thereunder;
•
Interest rate changes and variable rate instruments;
•
Currency fluctuations;
•
Adjustments to compensation expense for performance-based awards;
•
Timing and magnitude of costs associated with restructuring activities;
•
Income tax rate fluctuations; and
•
Judgments related to accounting for tax positions.

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

Acquisition of Nordic Lights Group Corporation

On April 20, 2023, we acquired 92.2% of the outstanding shares in Nordic Lights Group Corporation (“Nordic Lights”) for €121.8 million ($134.2 million) in cash. Nordic Lights is a premium provider of high-quality lighting solutions for heavy duty equipment and a public limited liability company incorporated in Finland with its shares admitted to trading on Nasdaq First North. The acquisition complements our own existing LED lighting solutions. In addition, the business aligns well with our inorganic growth framework given its focus on engineered solutions for OEMs, its industrial and non-auto transportation market exposure, and its customer and geographic diversity.

From May 1, 2023 to June 16, 2023, we acquired an additional 7.2% of the outstanding shares of Nordic Lights for €9.3 million ($10.2 million) resulting in a current ownership of 99.4%. In May 2023, we initiated compulsory redemption proceedings for all remaining shares in Nordic Lights in accordance with Chapter 18 of the Finnish Companies Act. We expect the redemption proceedings to be completed by October 31, 2023. See Note 3, “Acquisition” to our consolidated financial statements in this Annual Report for further information.

Fiscal Year

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2023 ended on April 29, 2023, fiscal 2022 ended on April 30, 2022 and fiscal 2021 ended on May 1, 2021, and each represented 52 weeks of results.

Operating Segments

Our business is managed, and our financial results are reported, based on the following four segments: Automotive, Industrial, Interface and Medical. See Note 15, “Segment Information and Geographic Area Information” to our consolidated financial statements in this Annual Report for further information.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Our products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames, complex insert molded solutions, LED-based lighting solutions, and sensors which incorporate magneto-elastic sensing, eddy current or other sensing technologies that monitor the operation or status of a component or system.

The Industrial segment manufactures external lighting solutions, including driving, work, and signal lights, industrial safety radio remote controls, braided flexible cables, current-carrying laminated and powder-coated busbars, high-voltage high current connector and contracts, custom power-product assemblies, such as our PowerRail® solution, high-current low-voltage flexible power cabling systems that are used in various markets and applications, including aerospace, cloud computing, commercial vehicles, construction equipment, industrial, military, power conversion and transportation.

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

The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Automotive	62.4%	67.2%	69.4%
Industrial	32.6%	27.3%	24.6%
Interface	4.7%	5.1%	5.7%
Medical	0.3%	0.4%	0.3%

Sales and Marketing

The majority of our sales activities are directed by sales managers who are supported by field application engineers and other technical personnel who work with customers to design our products into their systems. Our field application engineers also help us identify emerging markets and new products. Our products are primarily sold through our in-house sales staff. We also utilize independent manufacturers’ and sales representatives with offices throughout the world. Information about our sales and operations in different geographic regions is summarized in Note 15, “Segment Information and Geographic Area Information” to our consolidated financial statements in this Annual Report. Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

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

Refer to Item 1A. “Risk Factors” in this Annual Report for risks related to supply chain issues, including the worldwide semiconductor supply shortage.

Intellectual Property

We generally rely on patents, trade secrets, trademarks, licenses, and non-disclosure agreements to protect our intellectual property and proprietary products. We have been granted a number of patents in the U.S., Europe and Asia and have additional domestic and international patent applications pending related to our products. Our existing patents expire on various dates between 2023 and 2043. We seek patents in order to protect our interest in unique and critical products and technologies, including our magneto-elastic torque/force sensing, current sensing, displacement sensing, medical devices and radio-type products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality

A significant portion of our business is dependent upon the automotive and commercial vehicle industries. Consequently, our Automotive and Industrial segments may experience seasonal fluctuations based on the sales and the production schedules of our customers.

Major Customers

During fiscal 2023, our five largest customers accounted for approximately 49% of our consolidated net sales. Two customers in the Automotive segment represented more than 10% of our consolidated net sales at 18.7% and 10.8%. In general, these sales were for component parts used in particular vehicle models. Typically, our supply arrangement for each component part includes a blanket purchase order and production releases. In general, a blanket purchase order is issued for each part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Our customers order parts using production releases approved under the relevant blanket purchase order. The production releases include information regarding part quantities and delivery specifications.

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. For many of our OEM customers, especially in the automotive and commercial vehicle markets, we have long-term supply arrangements where there is an expectation that we will supply products in future periods. However, these arrangements do not necessarily constitute firm orders and these OEM customers are not required to purchase any minimum amount of products from us and can sunset a program at any time. Firm orders are generally limited to authorized customer purchase orders which are typically based on customer release schedules. We fulfill these purchase orders as promptly as possible. We do not consider the dollar amount of such purchase order releases on hand and not processed at any point in time to be significant based upon the time frame involved. Accordingly, backlog at any given time might not be a meaningful indicator of future revenue.

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

Research and Development

We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes. Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of costs of products sold on our consolidated statements of income. Expenditures for such activities amounted to $35.0 million for fiscal 2023, $35.7 million for fiscal 2022 and $37.1 million for fiscal 2021.

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

Human Capital

The Human Resources function at Methode is an active and visible partner to the business at all levels. Our Chief Human Resources Officer reports directly to the Chief Executive Officer and interacts frequently with our Board of Directors. In fiscal 2024, our human capital focus will continue to be on talent acquisition and development, diversity and inclusion and employee health and safety.

As of April 29, 2023, we employed approximately 6,700 employees worldwide, substantially all of whom were employed full time with approximately 94% of these employees located outside the U.S. Our U.S. employees are not subject to any collective bargaining agreements although certain international employees are covered by national or local labor agreements.

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

Talent Acquisition, Development and Succession Planning

We strive to build a diverse and inclusive workforce through investments in talent development and retention strategies. Methode is an Equal Opportunity Employer and offers opportunities to all qualified job seekers. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. When we hire new employees, we focus not just on the skills required for current positions, but the ever-changing complex skills and competencies that will be required as we move forward.

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

Diversity and Inclusion

At Methode Electronics, we strive to maintain a diverse and inclusive workforce that reflects our global customer base and the communities that we serve. We value every member of our workforce and want everyone to feel safe voicing their opinions and concerns. Our diversity goals apply to our entire organization, including leadership positions. We have diverse representation on our executive team and Board of Directors, with three out of twelve Board members being women.

As highlighted in our Diversity & Inclusion Statement (available on our corporate website), diversity and inclusion are business imperatives that will enable us to build and empower our future workforce. We embrace the diversity of our employees, including their unique backgrounds, experiences, thoughts, and talents. We also strive for diversity in leadership, which has the power to drive innovation and to encompass a wide variety of perspectives in company decision-making. We believe that an increased focus on diversity and inclusion will make us a more desirable workplace and will lead to improved business performance.

Health and Safety

The success of our business is connected to the well-being of our employees. We strive to maintain a work environment with a safety culture grounded on the premise of eliminating workplace incidents, risks, and hazards. We have processes to help eliminate safety events and to reduce their frequency and severity. The safety of our employees is a top priority and vital to our success and our employees are trained on safety-related topics.

As a global business, the communication on Environmental, Health and Safety (“EHS”) matters is conducted at the local level and in the local language. All our manufacturing locations structure compliance initiatives to adhere to their local environmental health and safety requirements. Site personnel provide new employee orientation and typically contractor induction training where relevant. Thereafter, relevant job-specific training is provided. Our site EHS personnel are also involved in the development of global EHS procedures and standards.

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

Available Information

Through our internet website at www.methode.com, we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Also posted on our website, among other documents, are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy, Insider Trading Policy, Conflict Minerals Policy, Supplier Code of Conduct and other governance policies, and the charters of the Audit Committee, Compensation Committee, Medical Products Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631, Attention: Investor Relations Department. The references in this Annual Report to our website address or any third party’s website address, including but not limited to the SEC’s website, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

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

Our products contain a significant number of components that we source globally. If our supply chain fails to deliver products to us, or to our customers, in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules or could incur significant additional expenses for expedited freight and other related costs. Similarly, many of our customers are dependent on an ever-greater number of global suppliers to manufacture their products. These global supply chains have been, and may continue to be, adversely impacted by events outside of our control, including macroeconomic events, trade restrictions, economic recessions, energy prices and availability, political crises, labor relations issues, liquidity constraints, or natural occurrences. Any significant disruptions to such supply chains could materially adversely affect our business, financial condition and results of operations.

Many of the industries we supply, including the automotive and commercial vehicle industries, are reliant on semiconductors. Globally, there is still some disruption in procuring certain semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. There is significant competition within the automotive and commercial vehicle supply chains and with other industries to satisfy current and near-term requirements for semiconductors. We have worked and will continue to work closely with our suppliers and customers to minimize any potential adverse impacts of the semiconductor supply shortage and monitor the availability of semiconductor microchips and other component parts and raw materials, customer production schedules and any other supply chain inefficiencies that may arise. However, if we are not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our business, financial condition and results of operations.

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

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. The extent of the effects of the COVID-19 pandemic or another future pandemic on our business depends on future events that continue to be highly uncertain and beyond our control.

The COVID-19 pandemic has had, and another pandemic in the future could have, a significant impact on our business, financial condition and results of operations. The COVID-19 pandemic, which began during our 2020 fiscal year, negatively impacted the global economy, disrupted consumer and customer demand and global supply chains, and created significant volatility and disruption of financial markets. In response, many governmental authorities throughout the world implemented numerous measures aimed at containing and mitigating the effects of the COVID-19 pandemic, including travel bans and restrictions, quarantines, social distancing orders, “lock-down” orders and shutdowns of non-essential activities. Although most of these measures have been lifted, they may be reinstated in the future in response to COVID-19 or future pandemics, endemics, or health emergencies. In fiscal 2023, COVID-19 outbreaks in China resulted in local or regional government-imposed lockdowns and restrictions, which impacted our manufacturing operations, customer production schedules and supply chains.

While much of our customer demand and shipments have recovered from the impact of the COVID-19 pandemic, the extent to which any resurgence of the pandemic or other public health emergencies in the future impact our business will depend on a number of evolving factors, all of which are highly uncertain and cannot be predicted, including actions taken by governmental authorities to restrict business operations and social activity and impose travel restrictions, shifting consumer demand, the ability of our supply chain to deliver in a timely and cost-effective manner, the ability of our employees and manufacturing facilities to operate efficiently and effectively, the continued viability and financial stability of our customers and suppliers and future access to capital.

The COVID-19 pandemic and measures to reduce its spread may also impact many of our other risk factors discussed in this Annual Report, including customer demand, supply chain disruptions, availability of financing sources and risks of international operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and results of operations.

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

Our five largest customers accounted for approximately 49% of our consolidated net sales in fiscal 2023. Two customers in the Automotive segment represented more than 10% of our consolidated net sales at 18.7% and 10.8%. In certain cases, the sales to these customers are concentrated in a single product. The arrangements with our major customers generally provide for supplying their requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. The loss of our major customers, or a decline in the production levels of these customers or particular models, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. We also compete to supply products for successor models for our major customers and are subject to the risk that the customer will not select us to produce products on any such successor model, which could have a material adverse impact on our financial condition, operating results and cash flows. For example, we expect a significant program for a major EV customer to sunset in fiscal 2024.

Our supply agreements with our OEM customers are generally requirements contracts, and a decline in the production requirements of any of our customers, and in particular our largest customers, could adversely impact our revenues and profitability.

We receive OEM purchase orders for specific components supplied for particular vehicles. In most instances our OEM customers agree to purchase their requirements for specific products but are not required to purchase any minimum amount of products from us. The contracts we have entered into with most of our customers have terms ranging from one year to the life of the model (usually three to seven years), although customers often reserve the right to terminate for convenience. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers or the ability of a manufacturer to re-source and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us. For example, we expect a significant program for a major EV customer to sunset in fiscal 2024. To the extent that we do not maintain our existing level of business with our largest customers because of a decline in their production requirements or because the contracts expire or are terminated for convenience, we will need to attract new customers or win new business with existing customers, or our results of operations and financial condition will be adversely affected.

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

Part of our workforce is unionized which could subject us to work stoppages.

A portion of our workforce is unionized, primarily in Mexico and Finland. A prolonged work stoppage or strike at any facility with unionized employees could increase costs and prevent us from supplying customers. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union or works council action in certain jurisdictions, and any such new agreements may not be on terms satisfactory to us. If we are unable to negotiate acceptable collective bargaining agreements, we may become subject to union-initiated work stoppages, including strikes. Moreover, additional groups of currently non-unionized employees may seek union or works council representation in the future.

The global nature of our operations subjects us to political, economic and social risks that could adversely affect our business, financial condition and results of operations.

Sales to customers outside of the U.S. represented a substantial portion of our fiscal 2023 net sales. We expect our net sales in international markets to continue to represent a significant portion of our consolidated net sales. In addition, we have significant personnel, property, equipment and operations in a number of countries outside of the U.S., including Belgium, Canada, China, Egypt, Finland, India, Malta, Mexico and the United Kingdom. As of April 29, 2023, approximately 94% of our employees were located outside of the U.S. Our international operations subject us to a variety of political, economic, social and other risks, including:

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

In connection with the awarding of new business, we obligate ourselves to deliver new products that are subject to our customers' timing, performance and quality demands. Additionally, we must effectively coordinate the activities of numerous suppliers and our customers’ personnel in order for the program launches of certain of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new products. Our inability, or our customers' inability, to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition and results of operations.

Over the last several fiscal years, we have booked many EV-related programs. If we are unable to launch new products in a timely and cost-effective manner, our business, financial condition and results of operations could be materially adversely affected.

Our businesses and the markets in which we operate are highly competitive and constantly evolving. If we are unable to compete effectively, our sales and profitability could decline.

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

The global transportation industry is increasingly focused on the development of more fuel-efficient solutions, including electrification, to meet demands from consumers and governments worldwide to address climate change and an increased desire for environmentally sustainable solutions. If we do not respond appropriately, the evolution toward electrification and other energy sources could adversely affect our business. The evolution of the industry toward electrification has also attracted increased competition from entrants outside of the traditional automotive and commercial vehicle industries, some of whom may seek to provide products which compete with ours. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to these evolving consumer preferences and demands could adversely affect our financial condition, operating results and cash flows.

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

We have completed acquisitions and divestitures in the past, including most recently the acquisition of Nordic Lights in April 2023. We intend to continue to seek acquisitions to grow our businesses and may divest operations to focus on our core businesses. We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss.

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

We manage our business based on projected future sales volume, which is highly dependent on information received from customers and general market data, and any inaccuracies or changes in such information could adversely affect our business, results of operations and financial condition.

We manage our business based upon projected future sales volumes, which are based upon many factors, including awarded business and assumptions of conversion rates thereof, customers’ forecasts and general macroeconomic and industry market data. Our product revenues generally are based upon purchase orders issued by our customers, with updated production schedules for volume adjustments, and our customers generally do not guarantee sales volumes. As such, we typically do not have a backlog of firm orders at any point in time. In addition, awarded business may include business under arrangements that our customers have the right to terminate without penalty at any time. Further, our customers’ forecasts are subject to numerous assumptions, and such forecasts often are changed rapidly with limited notice. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. We also must incur costs and make commitments well in advance of the receipt of orders and resulting revenues from customers. If actual production orders from our customers are not consistent with our projected future sales volumes, we could realize substantially less revenue and incur greater expenses over the life of vehicle programs. The receipt of orders and resulting revenues from customers is significantly affected by global automotive production levels.

The rate of adoption of EV’s will have a significant impact on our business and the adoption cadence will inject additional variability to our forecasts

Over the last several fiscal years, we have booked many EV-related programs, many of which will launch over our next three fiscal years. The accuracy of our forecasts will be impacted by the EV adoption rates in general and the take rate experienced by each of our OEM customers. Any significant variation in the adoption or take rates at our customers could impact the accuracy of our forecasts and could have a material adverse effect on our business, financial condition and results of operations.

Certain of our EV customers are start-up or emerging companies which may present additional and different risks than with our more established customers. These customers do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products, making it more difficult for us to forecast needs and requirements than with established customers. In addition, funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers and emerging companies, based on the information available, these allowances may not be adequate.

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

War, terrorism, geopolitical uncertainties (including the current military conflict between Russia and Ukraine), public health issues (such as the COVID-19 pandemic), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, population lockdowns and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers. Should major public health issues, including pandemics, arise, we could be negatively affected by shutdowns, shelter in place orders, more stringent travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. Any such business interruptions could materially affect our business, financial condition and results of operations.

Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where we do business, including Europe and Asia. These events have caused additional disruption in the supply chains, which were already experiencing disruption due to the impacts of the COVID-19 pandemic and may continue to impact demand for our products. The continuation of the military conflict between Russia and Ukraine could lead to other supply chain disruptions, increased inflationary pressures, and volatility in global markets and industries that could negatively impact our operations.

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

Our operations are regulated by a number of federal, state, local and international government regulations, including those pertaining to EHS that govern, among other things, air and water emissions, worker protection, and the handling, storage and disposal of hazardous materials. If we violate EHS laws and regulations, we could be liable for substantial fines, penalties, and costs of mandated remedial actions. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and results of operations. EHS laws and regulations have generally become more stringent over time and could continue to do so, particularly in response to climate change concerns, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially adversely affect our business, financial condition and results of operations.

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

An emphasis on global climate change and other Environmental, Social and Governance (“ESG”) matters by various stakeholders could adversely impact our business and results of operations.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements, customer requirements, or industry standards to reduce or mitigate global warming and other environmental risks. These requirements, regulations or standards could mandate more restrictive requirements, such as stricter limits on greenhouse gas emissions and production of single use plastics and could increase costs relating to monitoring and reporting emissions data. In addition, the risks of climate change may impact manufacturing, product demand, the availability and cost of materials and natural resources, and sources and supply of energy, and could increase insurance and other operating costs. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon us, our operations, our products or our customers, or if our operations are disrupted due to physical impacts of climate change, our business, financial condition and results of operations could be materially adversely affected.

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

Financial Risks

We have identified a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

As disclosed in Item 9A, “Controls and Procedures,” we identified a material weakness in our internal control over financial reporting related to revenue at one of our business units. The material weakness did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results. We are actively developing a remediation plan designed to address this material weakness, however, we cannot guarantee that these steps will be sufficient or that we will not have a material weakness in the future. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, financial condition and results of operations.

We have significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on our financial condition and results of operations.

A significant portion of our long-term assets consists of goodwill and other intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The process of evaluating the potential impairment of goodwill and other intangible assets requires significant judgement. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our goodwill and other intangible assets. In the event that we determine that our goodwill or other intangible assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.

We have incurred indebtedness and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

Our primary sources of liquidity are cash generated from operations and availability under our $750.0 million revolving credit facility. As of April 29, 2023, $305.4 million was outstanding under the revolving credit facility. Our senior unsecured credit agreement provides for variable rates of interest based on the currency of the borrowing and our leverage ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

Our senior unsecured credit agreement provides an option to increase the size of our revolving credit facility by an additional $250.0 million, subject to customary conditions and approval of the lenders providing the new commitments. There can be no assurance that lenders will approve additional commitments under current circumstances.

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

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

Borrowings under our senior unsecured credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on any variable rate indebtedness could increase even though the amount borrowed remained the same, which could adversely impact our results of operations. In order to manage our exposure to interest rate risk, we have entered into, and may continue to enter into, derivative financial instruments, typically interest rate swaps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely impact our results of operations, and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

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

Compensation expense for the performance-based restricted stock awards (“RSAs”) and performance units (“Performance Units”) awarded under our five-year long-term incentive program will be recognized over the vesting period based on the projected probability of achieving the relevant performance goals for fiscal 2025. As of April 29, 2023, we have not recorded any compensation expense for the RSAs or the Performance Units based on the probability assessment required under the accounting rules and regulations. At the threshold level of performance, the unrecorded amortization expense was $20.1 million. At the target level of performance, the unrecorded amortization expense was $26.8 million. Each quarter, we will continue assessing the probability of vesting for the RSAs and the Performance Units and will adjust the compensation expense as necessary. At such time, we may be required to record compensation expense relating to prior periods, and such compensation expense adjustment could be material to our results of operations.

Restructuring activities may lead to additional costs and material adverse effects.

In the past, we have taken actions to restructure and optimize our production and manufacturing capabilities and efficiencies through relocations, consolidations, facility closings or asset sales. In the future, we may take additional restructuring actions including the consolidating or closing of facilities and the movement of production from one geographic region to another. These actions could result in impairment charges and various charges for such items as idle capacity, disposition costs and severance costs, in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect on our business, financial condition and results of operations.

Changes in our effective tax rate may adversely impact our results of operations.

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•
the adoption of Organization for Economic Cooperation and Development (“OECD”) Pillar Two framework, which sets out global minimum tax rules designed to ensure that large multinational businesses pay a minimum effective rate of tax of 15% on profits in all countries;
•
the jurisdictions in which profits are earned and taxed;
•
changes in the valuation of our deferred tax assets and liabilities;
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois. As of April 29, 2023, we leased or owned 37 operating facilities. We believe our space is in good condition and adequate to meet our current and reasonably anticipated future needs. The following table provides details regarding our significant properties as of April 29, 2023:

Location	Segment(s)	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Automotive	Manufacturing and Warehousing	Owned	108,500
Dongguan, China	Automotive and Industrial	Manufacturing	Leased	197,000
Shanghai, China	Automotive and Industrial	Manufacturing	Leased	85,000
Suzhou, China	Automotive and Industrial	Manufacturing	Leased	358,000
Cairo, Egypt	Automotive and Industrial	Manufacturing	Leased	277,000
Chicago, Illinois	Other	Corporate Headquarters	Leased	24,000
Chicago, Illinois	Interface and Medical	Manufacturing	Owned	118,000
McAllen, Texas	Automotive, Industrial and Interface	Manufacturing	Leased	230,000
Mriehel, Malta	Automotive and Industrial	Manufacturing	Leased	383,000
Monterrey, Mexico	Automotive, Industrial and Interface	Manufacturing	Leased	379,000
Santa Catarina Nuevo Léon, Mexico	Automotive	Manufacturing	Leased	158,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Donald W. Duda	67	Chief Executive Officer since 2004 and President and Director since 2001.
Ronald L.G. Tsoumas	62	Chief Financial Officer of the Company since 2018; prior thereto, served as Controller of the Company from 2007 to 2018.
Andrea J. Barry	60	Chief Administrative Officer of the Company since January 2022 and Chief Human Resources Officer of the Company since 2017; served as CHRO for Wirtz Beverage Group from 2013 to 2016.
Timothy R. Glandon	59	Vice President since 2006; General Manager, North American Automotive, from 2006 to 2015.
Joseph E. Khoury	59	Chief Operating Officer of the Company since 2018; prior thereto, served as Senior Vice President since 2015, and as Vice President and General Manager of European Operations from 2004 to 2015.
Kevin M. Martin	57

Vice President, North America since 2020; prior thereto, Vice President and General Manager, North America Automotive, from 2019 to 2020, General Manager, North America Automotive in 2018, and Director of Sales, North America Automotive from 2014 to 2017.

Anil V. Shetty	57	President, Dabir Surfaces since 2018; prior thereto, Vice President and General Manager, Asia, from 2015, and Executive Managing Director, Asia from 2011 to 2015.
Kerry A. Vyverberg	54	General Counsel of the Company since June 2022 and previously Vice President Legal Affairs of the Company since February 2021; prior thereto, Of Counsel to the law firm Locke Lord LLP.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MEI”. As of June 15, 2023, we had 358 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

Dividends

While we currently expect that quarterly cash dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, liquidity position and compliance with debt covenants.

Issuer Purchases of Equity Securities

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our outstanding common stock through March 31, 2023. On June 16, 2022, the Board of Directors authorized an increase in the share buyback program of an additional $100.0 million, and extended the expiration of the program to June 14, 2024. Purchases under this program may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of April 29, 2023, we had purchased and retired $119.3 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended April 29, 2023:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
January 29, 2023 through February 25, 2023	32,270	$48.40	32,270	$87.6
February 26, 2023 through April 1, 2023	100,491	$44.07	100,491	$83.2
April 2, 2023 through April 29, 2023	58,961	$42.63	58,961	$80.7
Total	191,722		191,722

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for certain information relating to our equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning April 28, 2018 to April 29, 2023, as compared with that of the Russell 2000 Index, and our Fiscal 2023 Peer Group. We have assumed that dividends have been reinvested and that $100 was invested on April 28, 2018. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Company/Index	April 28, 2018	April 27, 2019	May 2, 2020	May 1, 2021	April 30, 2022	April 29, 2023
Methode Electronics, Inc.	$100.00	$73.39	$72.42	$115.48	$116.08	$108.17
Russell 2000 Index	100.00	103.68	83.35	151.58	126.01	121.42
Fiscal 2023 Peer Group	100.00	99.27	78.27	133.66	123.62	132.06

The Fiscal 2023 Peer Group consists of the following fifteen public companies:

Belden Corporation	Franklin Electric Company. Inc	Patrick Industries, Inc.
Benchmark Electronics, Inc.	Gentherm Incorporated	Rogers Corporation
Cooper-Standard Holdings Inc	LCI Industries	Stoneridge, Inc.
CTS Corporation	Littelfuse, Inc.	TTM Technologies, Inc.
Fabrinet	OSI Systems, Inc.	Visteon Corporation

The Compensation Committee of the Board of Directors reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. No changes were made in fiscal 2023.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this Annual Report. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements because of a variety of factors, including those set forth under Item 1A. “Risk Factors” of this Annual Report. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.

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

Impacts of Macroeconomic and Geopolitical Conditions

Adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, wage and commodity inflation, currency fluctuations and new or increased tariffs, could adversely affect demand for our products. In addition, the Russia/Ukraine conflict has resulted in, among other things, economic sanctions imposed by the international community which have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where we do business, including Europe and Asia. The economic sanctions imposed on Russia have further increased existing global supply chain, logistics, and inflationary challenges.

Update on the Impact of COVID-19

COVID-19 has continued to evolve since it was declared a global pandemic by the World Health Organization in March 2020. We continue to evaluate the nature and extent of the ongoing impacts of COVID-19 on our business, operations, and financial results. Beginning late in the fourth quarter of fiscal 2022 and continuing into fiscal 2023, various regions in China, including regions where we and our customers have operations, were subjected to lockdowns imposed by governmental authorities to mitigate the spread of COVID-19 in those areas. The resulting industry-wide production interruptions adversely impacted our results of operations in fiscal 2023.

Global Supply Chain Disruptions

Certain direct and indirect adverse impacts of the COVID-19 pandemic have continued to date and are expected to continue in fiscal 2024, including the worldwide semiconductor supply shortage and global supply chain disruptions. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition in fiscal 2024.

Acquisition of Nordic Lights

As noted in Part I, Item 1 of this Annual Report, we acquired 92.2% of the outstanding shares of Nordic Lights on April 20, 2023. The results of operations of Nordic Lights are reported within the Industrial segment from the date of acquisition and were immaterial for fiscal 2023. See Note 3, “Acquisition” to our consolidated financial statements in this Annual Report for further information.

Restructuring Actions

In fiscal 2023, we incurred restructuring costs of $1.0 million primarily related to asset impairment charges and severance. In fiscal 2022, we initiated a restructuring plan to consolidate one of our operations within the Industrial segment in response to logistics issues and tariffs. This action resulted in a facility shutdown and consolidation of activities into an existing location and the recognition of $3.6 million of restructuring costs. We may take additional restructuring actions in future periods based upon market conditions and industry trends.

Outlook

Our current expectations for fiscal 2024 are for net sales to be relatively flat compared to fiscal 2023 and lower net income. Fiscal 2024 sales estimates reflect the full-year inclusion of Nordic Lights and the roll-off of significant programs in the Automotive segment. We expect fiscal 2024 net income to be impacted by additional costs to support new program launches, market headwinds in the higher-margin Industrial segment, higher interest expense and less government assistance.

Consolidated Results of Operations

A detailed comparison of our results of operations between fiscal 2022 and fiscal 2021 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on June 23, 2022.

The table below compares our results of operations between fiscal 2023 and fiscal 2022:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022
Net sales	$1,179.6	$1,163.6
Cost of products sold	915.5	898.7
Gross profit	264.1	264.9
Selling and administrative expenses	154.9	134.1
Amortization of intangibles	18.8	19.1
Interest expense, net	2.7	3.5
Other income, net	(2.4)	(10.3)
Income tax expense	13.0	16.3
Net income	$77.1	$102.2

Net sales

Net sales increased $16.0 million, or 1.4%, to $1,179.6 million in fiscal 2023, compared to $1,163.6 million in fiscal 2022. The increase was primarily due to higher sales in the Industrial segment, partially offset by lower sales in the Automotive segment. Net sales were unfavorably impacted by foreign currency translation of $57.3 million, primarily due to the strengthening of the U.S. dollar relative to the euro and Chinese renminbi. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $20.9 million in fiscal 2023, compared to $22.1 million in in fiscal 2022. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $74.5 million, or 6.5%.

Cost of products sold

Cost of products sold increased $16.8 million, or 1.9%, to $915.5 million (77.6% of net sales) in fiscal 2023, compared to $898.7 million (77.2% of net sales) in fiscal 2022. Excluding foreign currency translation, cost of products sold increased $59.4 million. The increase was primarily due to higher material costs, as a result of an increase in sales volumes and material cost inflation, and higher salary and operating expenses, partially offset by lower restructuring costs. Restructuring costs included within cost of products sold were $0.4 million in fiscal 2023, compared to $1.3 million in fiscal 2022.

Gross profit margin

Gross profit margin was 22.4% of net sales in fiscal 2023, compared to 22.8% of net sales in fiscal 2022. The decrease was due to inflationary pressures on material and other manufacturing costs, partially offset by higher sales volumes.

Selling and administrative expenses

Selling and administrative expenses increased $20.8 million, or 15.5%, to $154.9 million (13.1% of net sales) in fiscal 2023, compared to $134.1 million (11.5% of net sales) in fiscal 2022. Excluding foreign currency translation, selling and administrative expenses increased $24.6 million. The increase was primarily due to $6.8 million of acquisition costs related to Nordic Lights, higher compensation expense, professional fees and travel expense, partially offset by lower restructuring costs. Restructuring costs included within selling and administrative expenses were $0.5 million in fiscal 2023, compared to $2.3 million in fiscal 2022.

Amortization of intangibles

Amortization of intangibles decreased $0.3 million, or 1.6%, to $18.8 million in fiscal 2023, compared to $19.1 million in fiscal 2022.

Interest expense, net

Interest expense, net was $2.7 million in fiscal 2023, compared to $3.5 million in fiscal 2022. The decrease was due to higher interest income of $3.2 million, partially offset by higher interest expense of $2.4 million. Interest income and interest expense increased due to higher interest rates.

Other income, net

Other income, net decreased $7.9 million to $2.4 million in fiscal 2023, compared to $10.3 million in fiscal 2022. Net foreign exchange losses were $7.1 million in fiscal 2023, compared to $1.9 million in fiscal 2022. Net foreign exchange losses were higher in fiscal 2023 due to lower efficiency in our foreign currency balance sheet remeasurement hedging program. In addition, net foreign exchange loss in fiscal 2023 included the recognition of $2.1 million of foreign exchange loss reclassified from accumulated other comprehensive income as the result of a reorganization of a foreign owned subsidiary.

In fiscal 2023, we received $9.7 million of government grants at certain of our international locations, compared to $11.1 million in fiscal 2022. Fiscal 2023 government grants include $6.3 million related to the COVID-19 pandemic and $3.4 million related to maintaining certain employment levels. Fiscal 2022 government grants primarily related to COVID-19 assistance.

Income tax expense

Income tax expense decreased $3.3 million, or 20.2%, to $13.0 million in fiscal 2023, compared to $16.3 million in fiscal 2022. Our effective tax rate increased to 14.4% in fiscal 2023, compared to 13.8% in fiscal 2022. In fiscal 2023, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates and a tax benefit of $7.3 million associated with the reorganization of a foreign owned subsidiary, partially offset by a reduction in foreign investment tax credits of $5.0 million and non-deductible acquisition costs of $1.4 million. In fiscal 2022, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates, the release of a valuation allowance of approximately $2.0 million due to a tax law change, and less U.S. tax on foreign income of $1.7 million attributable to lower earnings in non-U.S. jurisdictions, partially offset with non-deductible compensation of $2.1 million.

Net income

Net income decreased $25.1 million, or 24.6%, to $77.1 million in fiscal 2023, compared to $102.2 million in fiscal 2022. The impact of foreign currency translation decreased net income in fiscal 2023 by $10.3 million. Excluding foreign currency translation, net income decreased $14.8 million as a result of the reasons described above.

Operating Segments

Automotive

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022
Net sales
North America	$349.0	$400.9
Europe, the Middle East & Africa ("EMEA")	231.2	216.5
Asia	156.0	164.1
Net sales	736.2	781.5
Gross profit	$126.2	$150.0
As a percent of net sales	17.1%	19.2%
Income from operations	$67.0	$92.6
As a percent of net sales	9.1%	11.8%

Customer cost recoveries:
North America	$9.7	$10.1
EMEA	3.7	2.6
Asia	0.6	0.5
Total	$14.0	$13.2

Net sales

Automotive segment net sales decreased $45.3 million, or 5.8%, to $736.2 million in fiscal 2023, compared to $781.5 million in fiscal 2022. Net sales were unfavorably impacted by foreign currency translation of $35.4 million and the roll-off of a major program in North America. Excluding foreign currency translation and customer cost recoveries, net sales decreased $10.7 million, or 1.4%.

Net sales in North America decreased $51.9 million, or 12.9%, to $349.0 million in fiscal 2023, compared to $400.9 million in fiscal 2022. Excluding customer cost recoveries, net sales decreased $51.5 million primarily due to lower sales volumes from a major program roll-off. Net sales in EMEA increased $14.7 million, or 6.8%, to $231.2 million in fiscal 2023, compared to $216.5 million in fiscal 2022. The weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $23.3 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA increased $36.9 million primarily due to higher sales volumes of user interface and switch products. Net sales in Asia decreased $8.1 million, or 4.9%, to $156.0 million in fiscal 2023, compared to $164.1 million in fiscal 2022. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $12.1 million. Excluding foreign currency translation and customer cost recoveries, net sales in Asia increased $3.9 million primarily due to higher electric vehicle product sales volumes, partially offset by lower overhead console sales volumes.

Gross profit

Automotive segment gross profit decreased $23.8 million, or 15.9%, to $126.2 million in fiscal 2023, compared to $150.0 million in fiscal 2022. Excluding the impact of foreign currency translation, gross profit decreased $16.4 million. Gross profit margins decreased to 17.1% in fiscal 2023, from 19.2% in fiscal 2022. The decrease in gross profit margins was due to lower sales volumes and inflationary pressures on material and other manufacturing costs.

Income from operations

Automotive segment income from operations decreased $25.6 million, or 27.6%, to $67.0 million in fiscal 2023, compared to $92.6 million in fiscal 2022. Excluding the impact of foreign currency translation, income from operations decreased $21.2 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher compensation expense, professional fees and travel expense.

Industrial

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022
Net sales	$384.9	$318.1
Gross profit	$127.8	$101.5
As a percent of net sales	33.2%	31.9%
Income from operations	$93.1	$67.1
As a percent of net sales	24.2%	21.1%

Customer cost recoveries	$4.7	$7.6

Net sales

Industrial segment net sales increased $66.8 million, or 21.0%, to $384.9 million in fiscal 2023, compared to $318.1 million in fiscal 2022. Net sales were unfavorably impacted by foreign currency translation of $21.9 million. Excluding the impact of foreign currency translation and customer cost recoveries, net sales increased $91.6 million, or 29.5%, primarily due to higher sales volumes of power distribution solutions for data centers and of commercial vehicle lighting solutions products.

Gross profit

Industrial segment gross profit increased $26.3 million, or 25.9%, to $127.8 million in fiscal 2023, compared to $101.5 million in fiscal 2022. Excluding the impact of foreign currency translation, gross profit increased $33.6 million. Gross profit margin increased to 33.2% in fiscal 2023, from 31.9% in fiscal 2022. The increase in gross profit margins was due to higher sales volumes and lower restructuring costs. Gross profit in fiscal 2022 included restructuring costs of $1.2 million, compared to $0.1 million in fiscal 2023.

Income from operations

Industrial segment income from operations increased $26.0 million, or 38.7%, to $93.1 million in fiscal 2023, compared to $67.1 million in fiscal 2022. Excluding the impact of foreign currency translation, income from operations increased $32.1 million. The increase was primarily due to higher gross profit, partially offset by an increase in selling and administrative expenses. Selling and administrative expenses in fiscal 2022 included restructuring costs of $2.2 million, compared to $0.4 million in fiscal 2023.

Interface

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022
Net sales	$54.9	$59.8
Gross profit	$9.3	$12.6
As a percent of net sales	16.9%	21.1%
Income from operations	$5.5	$9.9
As a percent of net sales	10.0%	16.6%

Customer cost recoveries	$2.2	$1.3

Net sales

Interface segment net sales decreased $4.9 million, or 8.2%, to $54.9 million in fiscal 2023, compared to $59.8 million in fiscal 2022. Excluding customer cost recoveries, net sales decreased $5.8 million, or 9.9%. The decrease was primarily due to lower sales volumes of appliance products which were negatively impacted by consumer demand, partially offset by higher sales volumes of digital data products.

Gross profit

Interface segment gross profit decreased $3.3 million, or 26.2%, to $9.3 million in fiscal 2023, compared to $12.6 million in fiscal 2022. Gross profit margin decreased to 16.9% in fiscal 2023, from 21.1% in fiscal 2022. The decrease in gross profit margins was primarily due to lower sales volumes of appliance products.

Income from operations

Interface segment income from operations decreased $4.4 million, or 44.4%, to $5.5 million in fiscal 2023, compared to $9.9 million in fiscal 2022. The decrease was due to lower gross profit and higher selling and administrative expenses, primarily compensation expense and professional fees.

Medical

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022
Net sales	$3.6	$4.2
Gross profit	$(0.5)	$(0.4)
Loss from operations	$(6.1)	$(5.5)

Net sales

Medical segment net sales decreased $0.6 million, or 14.3%, to $3.6 million in fiscal 2023, compared to $4.2 million in fiscal 2022. The decrease was due to lower product demand.

Gross profit

Medical segment gross profit was a loss of $0.5 million in fiscal 2023, compared to a loss of $0.4 million in fiscal 2022. Gross profit decreased due to lower net sales.

Loss from operations

Medical segment loss from operations increased $0.6 million, or 10.9%, to $6.1 million in fiscal 2023, compared to $5.5 million in fiscal 2022. The increase in the loss was due to higher selling and administrative expenses, primarily higher marketing expenses.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to inflationary pressure, supply chain disruptions, the COVID-19 pandemic, or other geopolitical risks, including the Russia-Ukraine war, our liquidity position could be severely impacted.

At April 29, 2023, we had $157.0 million of cash and cash equivalents, of which $146.3 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

On March 31, 2021, the Board of Directors authorized the purchase of up to $100.0 million of our common stock. On June 16, 2022, the Board of Directors authorized an increase in the existing share buyback program of an additional $100.0 million, and extended the expiration of the program to June 14, 2024. Purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of April 29, 2023, a total of 2,790,375 shares had been purchased at a total cost of $119.3 million since the commencement of the share buyback program. As of April 29, 2023, the dollar value of shares that remained available to be purchased under this share buyback program was approximately $80.7 million.

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

As of April 29, 2023, $305.4 million was outstanding under the revolving credit facility. We were in compliance with all covenants under the Credit Agreement as of April 29, 2023. For further information, see Note 10, “Debt” to the consolidated financial statements included in this Annual Report.

Cash Flows

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022
Operating activities:
Net income	$77.1	$102.2
Non-cash items	59.2	66.4
Changes in operating assets and liabilities	(3.5)	(69.8)
Net cash provided by operating activities	132.8	98.8
Net cash used in investing activities	(153.1)	(37.4)
Net cash provided by (used in) financing activities	3.2	(114.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.1	(8.0)
Decrease in cash and cash equivalents	(15.0)	(61.2)
Cash and cash equivalents at beginning of the period	172.0	233.2
Cash and cash equivalents at end of the period	$157.0	$172.0

Operating activities

Net cash provided by operating activities increased $34.0 million to $132.8 million in fiscal 2023, compared to $98.8 million in fiscal 2022. The increase was due to lower cash outflows related to changes in operating assets and liabilities, partially offset by lower net income adjusted for non-cash items. The $3.5 million of cash outflows for operating assets and liabilities in fiscal 2023 was primarily due to higher accounts receivable, prepaid expenses and other assets, partially offset by lower inventory, and higher accounts payable and other liabilities.

Investing activities

Net cash used in investing activities was $153.1 million in fiscal 2023, compared to $37.4 million in fiscal 2022. In fiscal 2023, we paid $114.6 million of cash, net of cash acquired, for the acquisition of Nordic Lights. Capital expenditures in fiscal 2023 were $42.0 million, compared to $38.0 million in fiscal 2022. We received $3.5 million of cash from the sale of property, plant and equipment in fiscal 2023.

Financing activities

Net cash provided by financing activities was $3.2 million in fiscal 2023, compared to net cash used in financing activities of $114.6 million in fiscal 2022. In fiscal 2023, we paid $48.1 million of cash for the repurchase of our shares under our share buyback program, compared to $64.5 million in fiscal 2022. We paid cash dividends of $19.8 million in fiscal 2023, compared to $20.4 million in fiscal 2022. In fiscal 2023, we had net borrowings of $73.7 million primarily to fund the acquisition of Nordic Lights. In fiscal 2022, we had net repayments on our borrowings of $29.2 million. In connection with our Credit Agreement, we paid debt issuance costs of $3.2 million.

Contractual Obligations

The following table summarizes our significant known contractual cash obligations and commercial commitments as of April 29, 2023:

	Payments Due By Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance leases	$0.6	$0.2	$0.3	$0.1	$—
Operating leases	33.1	7.8	11.2	8.3	5.8
Debt (1)	310.1	3.2	0.4	305.8	0.7
Estimated interest on debt (2)	73.4	15.1	33.3	25.0	—
Deferred compensation	9.5	2.0	2.8	2.4	2.3
Total	$426.7	$28.3	$48.0	$341.6	$8.8

(1) Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in October 2027.

(2) Based on interest rates in effect as of April 29, 2023 (including the impact of interest rate swaps).

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. We opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. At the conclusion of the hearing, the Supreme Court took the matter under advisement. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect all or any portion of the judgment.

We incurred legal fees of $3.9 million, $3.3 million and $5.7 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses and as part of the Industrial segment.

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

For the quantitative assessment, we utilize either, or a combination of, the income approach and market approach to estimate the fair value of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses appropriate valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. We calculate the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Long-range forecasting involves uncertainty which increases with each successive period. Revenue growth rates and profitability assumptions, especially in the outer years, involve a greater degree of uncertainty.

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

Business combinations. We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. The valuation of assets acquired, and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair values becomes available. We recognize any adjustments to provisional amounts that are identified during the period not to exceed twelve months from the acquisition date in which the adjustments are determined. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

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

Foreign currency risk

We are exposed to foreign currency risk on sales, costs and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We currently transact business in eight primary currencies worldwide, of which the most significant are the U.S. dollar, the euro, the Chinese renminbi and the Mexican peso.

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. We use foreign currency forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. The forward contracts have a maturity of less than three months and are not designated as hedging instruments. As of April 29, 2023, the notional value of these outstanding contracts was $59.9 million. These hedges are intended to reduce, but may not entirely eliminate, foreign currency exchange risk. The impact of a change in the foreign currency exchange rates on our foreign currency forward contracts will generally be offset against the gain or loss from the re-measurement of the underlying balance sheet exposure.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of April 29, 2023, the cumulative net currency translation adjustments decreased shareholders’ equity by $19.8 million. As described in Note 8, "Derivative Financial Instruments and Hedging Activities" to our consolidated financial statements included in this Annual Report, in order to manage certain translational exposure to the euro, we have designated euro-denominated borrowings of $145.4 million as a net investment hedge in our euro-denominated subsidiaries. We have also entered into a euro-denominated cross-currency swap which is designated as a net investment hedge in our euro-denominated subsidiaries. The effective portion of the gains or losses designated as net investment hedges are recognized within the cumulative translation adjustment component in the consolidated statements of comprehensive income to offset changes in the value of the net investment in these foreign currency-denominated operations.

Interest rate risk

We are exposed to interest rate risk on borrowings under our Credit Agreement which are based on variable rates. As of April 29, 2023, we had $305.4 million of borrowings under our Credit Agreement. We manage our interest rate exposures through the use of interest rate swaps to effectively convert a portion of our variable-rate debt to a fixed rate. The notional amount of our interest rate swaps was $100.0 million as of April 29, 2023. Based on borrowings outstanding under our Credit Agreement at April 29, 2023, net of the interest rate swaps, we estimate that a 1% increase in interest rates would result in increased annual interest expense of $3.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2023. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of April 29, 2023 due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as well as the material weakness in our internal control over financial reporting as of April 29, 2023, we believe there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material aspects our financial condition, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 29, 2023 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of April 29, 2023 excludes the internal control over financial reporting for Nordic Lights which is included in our consolidated financial statements for the year ending April 29, 2023, and was acquired on April 20, 2023. Nordic Lights' total assets and net assets (excluding goodwill and intangibles) represented 4.2% and 2.9% of our consolidated total assets and consolidated net assets, respectively, as of April 29, 2023. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its control environment related to revenue at a business unit in our Automotive segment. Specifically, we did not maintain effective review, approval and validation controls over pricing data entered into the business unit's financial system and non-standard contract terms. This control deficiency did not result in a material misstatement to our consolidated financial statements as of and for the year ended April 29, 2023. However, this control deficiency could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of April 29, 2023. Management reviewed the results of its assessment with the Audit Committee. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report is included on page F-4 of this Annual Report.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We and our Board of Directors treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment. We will not consider the material weakness remediated until the enhanced controls are operational for a sufficient period of time and tested, enabling us to conclude that the enhanced controls are operating effectively.

We are committed to maintaining a strong internal control environment. Our remediation efforts will include, among other items, (1) enhancing the design and operating effectiveness of internal controls over the review, approval and validation of customer pricing data and non-standard contract terms; and (2) developing and deploying additional training programs around the operation and importance of internal controls. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters is incorporated by reference herein to the definitive proxy statement for our 2023 annual meeting under the captions “Proposal One Election of Directors” and “Corporate Governance.” The information required by this item regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee is incorporated by reference herein to the definitive proxy statement for our 2023 annual meeting under the captions “Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2023 annual meeting under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation Tables”, “CEO Pay Ratio”, and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2023 annual meeting under the caption “Security Ownership.”

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of April 29, 2023. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,726,891	37.01(1)	5,189,956
Equity compensation plans not approved by security holders	—	—	—
Total	1,726,891	$37.01	5,189,956
(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards and restricted stock units, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2023 annual meeting under the caption “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2023 annual meeting under the caption “Audit Committee Matters.”

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

10.9*	Methode Electronics, Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2010).
10.10*

Form of Methode Electronics, Inc. Non-Qualified Stock Option Form Award Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 20, 2010).

10.11*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014).
10.12*	Form of Amendment to Change in Control Agreement dated November 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).
10.13*

Change in Control Agreement dated June 14, 2017 between Methode Electronics, Inc. and Andrea Barry (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 21, 2018).

10.14*

Change in Control Agreement dated as of December 7, 2018 between the Company and Anil Shetty (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2019).

10.15*

Change in Control Agreement dated as of June 26, 2020 between the Company and Joseph Khoury (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 30, 2020).

10.16*	Form of Transition Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on June 30, 2020).
10.17*	Form of 2020 Long-Term Performance-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.18*	Form of 2020 Long-Term Performance-Based Award Agreement (COO, CFO and CHRO) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.19*	Form of 2020 Long-Term Performance-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.20*	Form of 2020 Long-Term Time-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.21*	Form of 2020 Long-Term Time-Based Award Agreement (COO, CFO and CHRO) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.22*	Form of 2020 Long-Term Time-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.23*

Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020).

10.24*

Long-Term Performance-Based Award Agreement dated as of September 29, 2020 between the Company and Kevin Martin (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on June 23, 2022).

10.25*

Long-Term Time-Based Award Agreement dated as of September 29, 2020 between the Company and Kevin Martin (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on June 23, 2022).

10.26*	Methode Electronics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2022).
10.27

Second Amended and Restated Credit Agreement, entered into as of October 31, 2022, among Methode Electronics, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022).

10.28*	Amendment to Change in Control Agreement dated December 14, 2022 (CEO) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2022).
10.29*

Amendment to Change in Control Agreement dated December 14, 2022 (NEOs other than CEO) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 19, 2022).

10.30*

Change in Control Agreement dated as of March 15, 2023 between Methode Electronics, Inc. and Kevin Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2023).

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

Dated: June 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER J. ASPATORE	Chairman of the Board	June 27, 2023
Walter J. Aspatore

/s/ LAWRENCE B. SKATOFF	Vice Chairman of the Board	June 27, 2023
Lawrence B. Skatoff

/s/ DONALD W. DUDA	Chief Executive Officer, President & Director	June 27, 2023
Donald W. Duda	(Principal Executive Officer)

/s/ RONALD L.G. TSOUMAS	Chief Financial Officer	June 27, 2023
Ronald L.G. Tsoumas	(Principal Financial Officer)

/s/ AMIT N. PATEL	Chief Accounting Officer	June 27, 2023
Amit N. Patel	(Principal Accounting Officer)

/s/ DAVID P. BLOM	Director	June 27, 2023
David P. Blom

/s/ THERESE M. BOBEK	Director	June 27, 2023
Therese M. Bobek

/s/ BRIAN J. CADWALLADER	Director	June 27, 2023
Brian J. Cadwallader

/s/ BRUCE K. CROWTHER	Director	June 27, 2023
Bruce K. Crowther

/s/ DARREN M. DAWSON	Director	June 27, 2023
Darren M. Dawson

/s/ JANIE GODDARD	Director	June 27, 2023
Janie Goddard

/s/ MARY A. LINDSEY	Director	June 27, 2023
Mary A. Lindsey

/s/ ANGELO V. PANTALEO	Director	June 27, 2023
Angelo V. Pantaleo
/s/ MARK D. SCHWABERO	Director	June 27, 2023
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries (the Company) as of April 29, 2023 and April 30, 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 29, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 29, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 27, 2023 expressed an adverse opinion thereon.

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

Valuation of Reporting Units Goodwill

Description of the Matter

At April 29, 2023, the balance of the Company’s goodwill was $301.9 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually or when impairment indicators are present at the reporting unit.

Auditing management’s assessment of the fair value of its reporting units is complex because it involves making assumptions about the timing and amount of the forecasted future net cash flows of the reporting units. The fair value estimate can be sensitive to significant assumptions such as revenue growth rates and gross profit. These significant assumptions are forward looking and could be impacted by future economic conditions. The estimate is also sensitive to the selected discount rate, which is based on a risk-adjusted weighted average cost of capital.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. This included testing controls over management’s assessment of the prospective financial information and discount rate used in the valuation model.

To test the fair value of the reporting units, our audit procedures included, among others, evaluating the Company's use of the income approach, testing the significant assumptions described above used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data. For example, we compared significant assumptions to historical performance, and other guideline companies within the same industry. We performed a sensitivity analysis of the significant assumptions when necessary to evaluate the change in the fair value of the reporting units resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process and involved our valuation specialists to assist in testing certain significant assumptions in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Chicago, Illinois

June 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Methode Electronics, Inc. and subsidiaries’ internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Methode Electronics, Inc. and Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of April 29, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to revenue at a business unit in the Automotive segment.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nordic Lights Group Corporation, which is included in the 2023 consolidated financial statements of the Company and constituted 4.2% and 2.9% of total assets and net assets, respectively, excluding goodwill and intangibles, as of April 29, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nordic Lights Group Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated June 27, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

June 27, 2023

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	April 29, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$157.0	$172.0
Accounts receivable, net	314.3	273.3
Inventories	159.7	158.5
Income tax receivable	12.9	8.3
Prepaid expenses and other current assets	20.5	16.9
Total current assets	664.4	629.0
Long-term assets:
Property, plant and equipment, net	220.3	197.0
Goodwill	301.9	233.0
Other intangible assets, net	256.7	207.7
Operating lease right-of-use assets, net	28.4	20.0
Deferred tax assets	33.6	36.8
Pre-production costs	36.1	27.2
Other long-term assets	37.7	38.4
Total long-term assets	914.7	760.1
Total assets	$1,579.1	$1,389.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$138.7	$108.5
Accrued employee liabilities	36.7	30.0
Other accrued liabilities	34.5	24.5
Short-term operating lease liabilities	6.8	6.0
Short-term debt	3.2	13.0
Income tax payable	8.1	6.6
Total current liabilities	228.0	188.6
Long-term liabilities:
Long-term debt	303.6	197.5
Long-term operating lease liabilities	21.8	14.8
Long-term income tax payable	16.7	22.1
Other long-term liabilities	14.3	14.0
Deferred tax liabilities	41.8	38.3
Total long-term liabilities	398.2	286.7
Total liabilities	626.2	475.3
Redeemable noncontrolling interest	11.1	—
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,167,375 shares and 38,276,968 shares issued as of April 29, 2023 and April 30, 2022, respectively	18.6	19.2
Additional paid-in capital	181.0	169.0
Accumulated other comprehensive loss	(19.0)	(26.8)
Treasury stock, 1,346,624 shares as of April 29, 2023 and April 30, 2022	(11.5)	(11.5)
Retained earnings	772.7	763.9
Total shareholders' equity	941.8	913.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,579.1	$1,389.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Net sales	$1,179.6	$1,163.6	$1,088.0

Cost of products sold	915.5	898.7	813.9

Gross profit	264.1	264.9	274.1

Selling and administrative expenses	154.9	134.1	126.9
Amortization of intangibles	18.8	19.1	19.3

Income from operations	90.4	111.7	127.9

Interest expense, net	2.7	3.5	5.2
Other income, net	(2.4)	(10.3)	(12.2)

Pre-tax income	90.1	118.5	134.9

Income tax expense	13.0	16.3	12.6

Net income	77.1	102.2	122.3
Net income attributable to redeemable noncontrolling interest	—	—	—
Net income attributable to Methode	$77.1	$102.2	$122.3

Basic and diluted income per share attributable to Methode:
Basic	$2.14	$2.74	$3.22
Diluted	$2.10	$2.70	$3.19

Cash dividends per share	$0.56	$0.56	$0.44

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Net income	$77.1	$102.2	$122.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.7	(42.0)	37.4
Derivative financial instruments	(2.9)	9.1	(4.4)
Other comprehensive income (loss):	7.8	(32.9)	33.0
Comprehensive income (loss)	84.9	69.3	155.3
Comprehensive income attributable to redeemable noncontrolling interest	—	—	—
Total comprehensive income attributable to Methode	$84.9	$69.3	$155.3

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 2, 2020	$—	38,438,111	$19.2	$150.7	$(26.9)	$(11.5)	$651.9	$783.4
Issuance of restricted stock, net of tax withholding	—	1,350,251	0.7	(0.7)	—	—	(3.9)	(3.9)
Stock-based compensation expense	—	—	—	6.8	—	—	—	6.8
Exercise of stock options	—	24,500	—	0.8	—	—	—	0.8
Purchases of common stock	—	(167,949)	(0.1)	—	—	—	(7.4)	(7.5)
Other comprehensive income	—	—	—	—	33.0	—	—	33.0
Net income	—	—	—	—	—	—	122.3	122.3
Dividends on common stock	—	—	—	—	—	—	(16.9)	(16.9)
Balance as of May 1, 2021	—	39,644,913	19.8	157.6	6.1	(11.5)	746.0	918.0
Issuance of restricted stock, net of tax withholding	—	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Stock-based compensation expense	—	—	—	11.0	—	—	—	11.0
Exercise of stock options	—	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	—	(1,425,190)	(0.7)	—	—	—	(63.0)	(63.7)
Other comprehensive loss	—	—	—	—	(32.9)	—	—	(32.9)
Net income	—	—	—	—	—	—	102.2	102.2
Dividends on common stock	—	—	—	—	—	—	(21.0)	(21.0)
Balance as of April 30, 2022	—	38,276,968	19.2	169.0	(26.8)	(11.5)	763.9	913.8
Issuance of restricted stock, net of tax withholding	—	47,643	—	—	—	—	(0.5)	(0.5)
Stock-based compensation expense	—	—	—	10.5	—	—	—	10.5
Exercise of stock options	—	40,000	—	1.5	—	—	—	1.5
Purchases of common stock	—	(1,197,236)	(0.6)	—	—	—	(47.5)	(48.1)
Acquired redeemable noncontrolling interest	11.3	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7.8	—	—	7.8
Net income	—	—	—	—	—	—	77.1	77.1
Dividend declared to noncontrolling interest	(0.2)	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	(20.3)	(20.3)
Balance as of April 29, 2023	$11.1	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Operating activities:
Net income	$77.1	$102.2	$122.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.5	52.6	51.5
Stock-based compensation expense	11.5	11.8	6.8
Change in cash surrender value of life insurance	0.3	0.1	(2.0)
Amortization of debt issuance costs	0.7	0.7	0.7
Loss (gain) on sale of property, plant and equipment	0.6	(0.3)	1.3
Impairment of long-lived assets	0.7	3.1	0.6
Change in deferred income taxes	(4.6)	(2.1)	(9.6)
Other	0.5	0.5	1.4
Changes in operating assets and liabilities:
Accounts receivable	(21.0)	(2.0)	(81.9)
Inventories	8.9	(39.3)	11.3
Prepaid expenses and other assets	(25.4)	1.5	17.9
Accounts payable	19.8	(8.7)	44.0
Other liabilities	14.2	(21.3)	15.5
Net cash provided by operating activities	132.8	98.8	179.8

Investing activities:
Purchases of property, plant and equipment	(42.0)	(38.0)	(24.9)
Acquisition of business, net of cash acquired	(114.6)	—	—
Proceeds from disposition of property, plant and equipment	3.5	0.6	0.1
Net cash used in investing activities	(153.1)	(37.4)	(24.8)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.5)	(0.3)	(3.9)
Repayments of finance leases	(0.4)	(0.7)	(0.5)
Debt issuance costs	(3.2)	—	—
Proceeds from exercise of stock options	1.5	0.5	0.8
Purchases of common stock	(48.1)	(64.5)	(6.7)
Cash dividends	(19.8)	(20.4)	(17.4)
Proceeds from borrowings	344.7	—	1.5
Repayments of borrowings	(271.0)	(29.2)	(116.7)
Net cash provided by (used in) financing activities	3.2	(114.6)	(142.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.1	(8.0)	3.8
(Decrease) increase in cash and cash equivalents	(15.0)	(61.2)	15.9
Cash and cash equivalents at beginning of the year	172.0	233.2	217.3
Cash and cash equivalents at end of the year	$157.0	$172.0	$233.2

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5.6	$3.6	$5.3
Income taxes, net of refunds	$25.6	$32.3	$16.0

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

Financial reporting periods. The Company maintains its financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2023 ended on April 29, 2023, fiscal 2022 ended on April 30, 2022 and fiscal 2021 ended on May 1, 2021, and each represented 52 weeks of results.

Basis of presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts and operations of the Company and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of global supply chain disruptions, geopolitical conditions and the COVID-19 pandemic. Fiscal 2023 was marked by global economic uncertainty, supply chain interruptions, which have been impacted by inflationary cost pressures, ongoing recovery from the COVID-19 pandemic, and geopolitical instability due to the military conflict between Russia and Ukraine. The Company experienced increased inflationary cost pressures in fiscal 2023 resulting from global supply chain disruptions impacting the availability and price of materials (primarily semiconductors) and logistics costs. Geopolitical instability exacerbated inflationary cost pressures, which the Company expects to continue for the foreseeable future. The Company has not experienced significant direct impacts from the Russia-Ukraine conflict, as it does not have operations nor sales in either Russia or Ukraine.

While much of the Company's customer demand and shipments have recovered from the impact of the COVID-19 pandemic, the Company cannot predict the overall extent of the impact of any resurgence of COVID-19, its variants or any future pandemic on its operating results, cash flows, liquidity, and financial condition, which will depend on certain developments, including the duration and spread of such outbreak and its impact on the Company's customers, employees, suppliers, and other partners.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Due to impacts from the worldwide semiconductor shortage, geopolitical conflicts (including the Russian invasion of Ukraine) and the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the COVID-19 pandemic and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of April 29, 2023 and April 30, 2022, the Company had a balance of $1.3 million and $40.0 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.3 million and $1.0 million as of April 29, 2023 and April 30, 2022, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk. Financial assets that subject the Company to concentration of credit risk consist primarily of cash equivalents, derivative contracts, and accounts receivable. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. However, the balances with U.S. financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation.

For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers. The Company generally does not require collateral, but rather performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness. The following customers in the Automotive segment accounted for more than 10% of net sales:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Customer A	18.7%	23.3%	27.5%
Customer B	10.8%	*	*

* less than 10%

At April 29, 2023, no customer accounted for greater than 10% of the Company's accounts receivable. At April 30, 2022, Customer A accounted for approximately 15.4% of the Company's accounts receivable.

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

Business combinations. The Company accounts for business combinations using the acquisition method. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. See Note 3, “Acquisition” for additional information.

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

In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. See Note 7, “Goodwill and Other Intangible Assets” for additional information regarding the Company’s goodwill impairment assessment for fiscal 2023.

Amortizable intangible assets. Amortizable intangible assets consist primarily of fair values assigned to customer relationships and trade names. Amortization is recognized over the useful lives of the intangible assets, generally up to 20 years, using the straight-line method. See Note 7, “Goodwill and Other Intangible Assets” for additional information.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pre-production costs related to long-term supply arrangements. The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of April 29, 2023 and April 30, 2022, the Company had $36.1 million and $27.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or over the estimated useful life of the assets. Company owned tooling was $12.2 million and $14.6 million as of April 29, 2023 and April 30, 2022, respectively.

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company utilizes certain practical expedients, including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. The Company elects to recognize a right-of-use asset and related lease liability for leases with a lease term of 12 months or less for all classes of underlying assets. Lease expense is recognized on a straight-line basis over the lease term. See Note 16, “Leases” for additional information.

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

Redeemable noncontrolling interest. The Company reports noncontrolling interests in the mezzanine (“temporary equity”) section, between liabilities and equity, of the consolidated balance sheets, to the extent that such noncontrolling interests have redemption features that are not solely within the control of the Company. The carrying amount of the redeemable noncontrolling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value or (ii) carrying value of the noncontrolling interest, adjusted each reporting period for income or loss attributable to the noncontrolling interest and any distributions made to date. Refer to Note 3, “Acquisition” for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Government incentives and grants. From time to time, the Company receives government grants in the form of cash grants and other incentives in return for past or future compliance with certain conditions. The Company accounts for funds received from government grants by analogy to International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Accordingly, the Company recognizes government grants in the consolidated statement of income when there is reasonable assurance that it will comply with the conditions associated with the grant and the grants will be received.

Government grants are recorded in the consolidated financial statements in accordance with their purpose as a reduction of expenses, a reduction of asset costs, or other income. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. The Company recorded $9.7 million of government grants as other income, net in fiscal 2023. The Company recorded $0.6 million of government grants as a reduction of cost of goods sold and selling and administrative expense in fiscal 2023.

Some government grants are paid over a period of years and are recorded at amortized cost on the Company’s consolidated balance sheets. As of April 29, 2023 and April 30, 2022, grant receivables outstanding were $17.8 million and $12.7 million, respectively. The short-term and long-term portion of grant receivables are recorded on the consolidated balance sheets within accounts receivable, net and other long-term assets, respectively.

Research and development costs. Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred. Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of income. Research and development costs were $35.0 million, $35.7 million and $37.1 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832),” which requires annual disclosures when an entity has received government assistance. This guidance is intended to improve the transparency of government assistance received by requiring disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on the registrant’s financial statements. The Company adopted this standard effective April 29, 2023 on a prospective basis. See related policy discussion above.

New Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with ASC 606, as if the acquirer had originated the contracts. Prior to the issuance of this ASU, contract assets and liabilities were recognized at fair value on the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year, with early adoption permitted, and should be applied on a prospective basis. This ASU will be effective for the Company in the first quarter of fiscal 2024. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

Unbilled receivables (contract assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized over time. Unbilled receivables were $0.5 million and $0.4 million as of April 29, 2023 and April 30, 2022, respectively. During fiscal 2023, $0.4 million of previously unbilled receivables were recorded into accounts receivable. There were no impairments of contract assets as of April 29, 2023 or April 30, 2022.

Deferred revenue (contract liabilities) - For certain of the price reductions offered by the Company, the amount of the reduction cannot be attributed entirely to production efficiencies gained. In these cases, the annual price-downs are considered to be material rights as the customer, as part of their current contract, are purchasing an option that they would not have received without the contract to purchase future product. When a contract contains a material right, a portion of the transaction price is allocated to the material right for which revenue recognition is deferred until the customer exercises its option. Deferred revenue was $0.1 million and $0.2 million as of April 29, 2023 and April 30, 2022, respectively. Previously deferred revenue of $0.1 million was recorded into revenue during fiscal 2023.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$349.0	$160.5	$54.7	$3.6	$567.8
Europe, the Middle East & Africa ("EMEA")	231.2	139.9	—	—	371.1
Asia	156.0	84.5	0.2	—	240.7
Total net sales	$736.2	$384.9	$54.9	$3.6	$1,179.6
Timing of revenue recognition:
Goods transferred at a point in time	$717.4	$384.9	$54.9	$3.6	$1,160.8
Goods transferred over time	18.8	—	—	—	18.8
Total net sales	$736.2	$384.9	$54.9	$3.6	$1,179.6

	Fiscal Year Ended April 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$400.9	$177.2	$59.3	$4.1	$641.5
EMEA	216.5	80.8	—	—	297.3
Asia	164.1	60.1	0.5	0.1	224.8
Total net sales	$781.5	$318.1	$59.8	$4.2	$1,163.6
Timing of revenue recognition:
Goods transferred at a point in time	$758.4	$318.1	$59.8	$4.2	$1,140.5
Goods transferred over time	23.1	—	—	—	23.1
Total net sales	$781.5	$318.1	$59.8	$4.2	$1,163.6

	Fiscal Year Ended May 1, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$406.4	$142.9	$61.0	$2.7	$613.0
EMEA	212.3	68.2	—	—	280.5
Asia	137.0	56.8	0.6	0.1	194.5
Total net sales	$755.7	$267.9	$61.6	$2.8	$1,088.0
Timing of revenue recognition:
Goods transferred at a point in time	$722.1	$267.9	$61.6	$2.8	$1,054.4
Goods transferred over time	33.6	—	—	—	33.6
Total net sales	$755.7	$267.9	$61.6	$2.8	$1,088.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Acquisition

On April 20, 2023, the Company acquired 92.2% of the outstanding shares in Nordic Lights Group Corporation (“Nordic Lights”), a premium provider of high-quality lighting solutions for heavy duty equipment headquartered in Finland, for €121.8 million ($134.2 million) in cash. The acquisition of Nordic Lights complements the Company’s existing LED lighting solution offerings.

The acquisition was funded through a combination of borrowings under the Company's revolving credit facility and cash on hand. The results of the operations of Nordic Lights are reported within the Industrial segment from the date of acquisition. The acquisition was accounted for as a business combination. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase price, were as follows:

(in millions)
Cash and cash equivalents	$19.6
Accounts receivable	17.1
Inventories	9.6
Property, plant and equipment	12.9
Identifiable intangible assets	68.1
Accounts payable	(10.8)
Long-term debt	(24.4)
Other assets and liabilities, net	(2.8)
Deferred tax liabilities	(13.4)
Total identifiable net assets acquired	75.9
Goodwill	69.6
Total fair value of net assets acquired	145.5
Less: redeemable noncontrolling interest	(11.3)
Total purchase price	$134.2

The noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the fair value of net assets acquired, as of the acquisition date. The noncontrolling interest is classified as a redeemable noncontrolling interest on the consolidated balance sheets as minority shareholders owning less than 10% of the outstanding shares in a company in Finland have the right to require the Company to redeem their shares.

As of April 29, 2023, the Company considered these amounts to be provisional because it is still in the process of gathering and reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. Goodwill arising from the acquisition was included in the Industrial segment as of April 29, 2023 and was attributable to potential synergies and an assembled workforce. The Company does not expect any recognized goodwill from this acquisition to be deductible for income tax purposes.

Intangible assets primarily include customer relationships, technology licenses and trademarks. The weighted average amortization period for the acquired intangible assets is approximately 16.4 years. On April 24, 2023, the Company paid off the long-term debt acquired from Nordic Lights utilizing borrowings under the Company's revolving credit facility and cash on hand.

The results of operations for Nordic Lights from the acquisition date through April 29, 2023 were not material. The pro-forma effects of this acquisition would not materially impact the Company’s operating results for any period presented, and as a result no pro-forma financial statements were presented. Acquisition costs of $6.8 million were incurred in relation to the acquisition of Nordic Lights and were reported in selling and administrative expenses.

From May 1, 2023 to June 16, 2023, the Company acquired an additional 7.2% of the outstanding shares of Nordic Lights for €9.3 million ($10.2 million) increasing the Company’s ownership to 99.4%. The Company has commenced redemption proceedings in order to obtain ownership of all the issued and outstanding shares in Nordic Lights. The Company expects the redemption proceedings to be completed by October 31, 2023.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve future operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

Asset impairment charges recognized in fiscal 2023 primarily related to a facility shutdown and consolidation into an existing location in the Industrial segment. In fiscal 2022, the Company initiated a restructuring plan to consolidate one of its operations within the Industrial segment in response to logistics and tariff issues. This action resulted in a facility shutdown and consolidation of activities into an existing location. In fiscal 2021, the Company initiated certain restructuring actions in response to the adverse impacts from the COVID-19 pandemic. These actions included plant consolidations and workforce reductions in the Automotive, Industrial and Interface segments.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of ROU lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. Components of restructuring costs were as follows:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
Employee termination benefits	$0.3	$0.4	$7.1
Asset impairment charges	0.7	3.1	0.6
Contract termination charges	—	0.1	0.5
Total restructuring costs	$1.0	$3.6	$8.2

The table below presents restructuring costs by reportable segment:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
Automotive	$0.4	$0.2	$6.2
Industrial	0.5	3.4	1.0
Interface	—	—	0.7
Medical	—	—	—
Eliminations/Corporate	0.1	—	0.3
Total restructuring costs	$1.0	$3.6	$8.2
Recognized in:
Cost of products sold	$0.5	$1.3	$4.8
Selling and administrative expenses	0.5	2.3	3.4
	$1.0	$3.6	$8.2

The Company's restructuring liability was $0.0 million and $0.1 million as of April 29, 2023 and April 30, 2022, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 5. Inventory

A summary of inventories is shown below:

(in millions)	April 29, 2023	April 30, 2022
Finished products	$36.6	$31.8
Work in process	14.4	12.9
Raw materials	108.7	113.8
Total inventories	$159.7	$158.5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property, Plant and Equipment

A summary of property, plant and equipment is shown below:

(in millions)	April 29, 2023	April 30, 2022
Land	$3.0	$3.3
Buildings and building improvements	98.8	89.2
Machinery and equipment	414.3	407.5
Construction in progress	40.6	21.5
Total property, plant and equipment, gross	556.7	521.5
Less: accumulated depreciation	(336.4)	(324.5)
Property, plant and equipment, net	$220.3	$197.0

Depreciation expense was $30.7 million, $33.5 million and $32.2 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of April 29, 2023, April 30, 2022 and May 1, 2021, capital expenditures recorded in accounts payable totaled $4.5 million, $4.4 million and $5.5 million, respectively.

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

At the beginning of the fourth quarter of fiscal 2023, the annual goodwill impairment assessment was completed. The Company performed a qualitative assessment for two reporting units within the Industrial segment and a quantitative assessment for one reporting unit within the Industrial segment and two reporting units within the Automotive segment. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value.

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

A summary of the changes in goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of May 2, 2020	$106.2	$125.4	$231.6
Foreign currency translation	0.5	3.5	4.0
Balance as of May 1, 2021	106.7	128.9	235.6
Foreign currency translation	(0.8)	(1.8)	(2.6)
Balance as of April 30, 2022	105.9	127.1	233.0
Acquisitions	—	69.6	69.6
Foreign currency translation	0.3	(1.0)	(0.7)
Balance as of April 29, 2023	$106.2	$195.7	$301.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of goodwill by reporting unit is as follows:

(in millions)	April 29, 2023	April 30, 2022
Grakon Industrial	$124.5	$125.5
North American Automotive	99.8	99.8
Nordic Lights	69.6	—
European Automotive	6.4	6.1
Other	1.6	1.6
Total	$301.9	$233.0

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of April 29, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$286.7	$(68.2)	$218.5	14.8
Trade names, patents and technology licenses	71.6	(35.2)	36.4	6.0
Total amortized intangible assets	358.3	(103.4)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$360.1	$(103.4)	$256.7

	As of April 30, 2022
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$232.3	$(55.1)	$177.2	14.7
Trade names, patents and technology licenses	58.0	(29.3)	28.7	6.2
Total amortized intangible assets	290.3	(84.4)	205.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$292.1	$(84.4)	$207.7

The Company performed an impairment test for its indefinite-lived trade name intangible asset and determined that no impairment existed as of April 29, 2023. Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
2024	$23.0
2025	22.4
2026	21.6
2027	20.9
2028	18.6
Thereafter	148.4
Total	$254.9

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Derivative Financial Instruments and Hedging Activities

In the normal course of business, the Company is exposed to various market risks including, but not limited to, foreign currency exchange rates and market interest rates. The Company strives to control its exposure to these risks through our normal operating activities and, where appropriate, through the use of derivative financial instruments. Derivative financial instruments are measured at fair value on a recurring basis.

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCI in the consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI is recorded in earnings and reflected in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the consolidated statements of income on the same line as the associated risk. For designated net investment hedges, the effective portion of the change in the fair value is recorded as a cumulative translation adjustment in AOCI in the consolidated balance sheets. Gains and losses reported in AOCI are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment.

Net investment hedges

The Company is exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries. To manage this risk, the Company designates certain qualifying derivative and non-derivative instruments, including cross-currency swaps and foreign currency-denominated debt, as net investment hedges of certain non-U.S. subsidiaries.

The Company has a variable-rate, cross-currency swap, maturing on August 31, 2023, with a notional value of $60.0 million (€54.8 million). The cross-currency swap is designated as a hedge of the Company’s net investment in its euro-denominated subsidiaries.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For fiscal 2023 and fiscal 2022, the Company recorded gains of $1.3 million and $0.2 million, respectively, in interest expense, net in the consolidated statements of income.

The Company has also designated its euro-denominated long-term borrowings of $145.4 million under the Credit Agreement as a hedge of the Company's investment in its euro-denominated subsidiaries. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The change in the value of the euro-denominated long-term borrowings, which is due to changes in foreign exchange rates, is recorded in the currency translation section of AOCI, net of tax. For the year ended April 29, 2023, the transaction loss associated with the net investment hedge reported in AOCI was $0.6 million.

Interest rate swaps

The Company has interest rate swaps, maturing on August 31, 2023, with a notional value of $100.0 million, to manage its exposure to, and to mitigate the impact of, interest rate variability. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in fiscal 2023 or fiscal 2022.

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

As of April 29, 2023 and April 30, 2022, the Company held foreign currency forward contracts with a notional value of $59.9 million and $38.6 million, respectively. In fiscal 2023 and fiscal 2022, the Company recognized a loss of $4.1 million and a gain of $0.1 million, respectively, related to foreign currency forward contracts in the consolidated statements of income.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	April 29, 2023	April 30, 2022
Derivatives designated as hedging instruments:
Net investment hedges	Other accrued liabilities	$(0.5)	$—
Net investment hedges	Other long-term assets	$—	$1.9
Interest rate swaps	Prepaid expenses and other current assets	$1.6	$—
Interest rate swaps	Other long-term assets	$—	$3.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.1	$—
Foreign currency forward contracts	Other accrued liabilities	$(0.1)	$(0.2)

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
Net investment hedges	$(2.4)	$8.7	$(5.5)
Interest rate swaps	(1.4)	3.2	(0.2)
Total	$(3.8)	$11.9	$(5.7)

Note 9. Retirement Benefits

Defined contribution plans

The Company has an employee 401(k) Savings Plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation. In addition, certain of the Company’s foreign subsidiaries also have defined contribution savings plans. Company contributions to these plans were $1.2 million, $1.2 million and $1.2 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

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

The deferred compensation liability for the NDQC Plan was $9.4 million and $7.6 million as of April 29, 2023 and April 30, 2022, respectively. The Company has purchased life insurance policies on certain employees, which are held in a Rabbi trust, to potentially offset these unsecured obligations. These life insurance policies are recorded at their cash surrender value of $7.7 million and $7.8 million as of April 29, 2023 and April 30, 2022, respectively, and are included in other long-term assets in the consolidated balance sheets.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. These life insurance policies are recorded at their cash surrender value of $10.4 million and $9.9 million as of April 29, 2023 and April 30, 2022, respectively, and are included in other long-term assets in the consolidated balance sheets.

The cash surrender value of the life insurance policies approximates its fair value and is classified within Level 2 of the fair value hierarchy.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

A summary of debt is shown below:

(in millions)	April 29, 2023	April 30, 2022
Revolving credit facility	$305.4	$—
Term loan	—	206.3
Other debt	4.7	5.1
Unamortized debt issuance costs	(3.3)	(0.9)
Total debt	306.8	210.5
Less: current maturities	(3.2)	(13.0)
Total long-term debt	$303.6	$197.5

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

As of April 29, 2023, the outstanding balance under the revolving credit facility includes $145.4 million of euro-denominated borrowings which was primarily used to fund the Company's acquisition of Nordic Lights. The Company has designated the euro-denominated borrowings as a net investment hedge of the foreign currency exposure of its investments in euro-denominated subsidiaries. Refer to Note 8, "Derivative Financial Instruments and Hedging Activities" for further information.

In connection with the Credit Agreement, the Company paid debt issuance costs of approximately $3.2 million which was capitalized and, along with the previous unamortized debt issuance costs of $0.6 million, is amortized into interest expense over the term of the Credit Agreement.

The weighted-average interest rate on outstanding borrowings under the Credit Agreement was approximately 5.4% as of April 29, 2023. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of April 29, 2023, the Company was in compliance with all the covenants in the Credit Agreement. The fair value of borrowings under the Credit Agreement approximates book value because the interest rate is variable.

Other debt

One of the Company’s European subsidiaries has debt that consists of three notes with maturities ranging from 2023 to 2031. The weighted-average interest rate was approximately 1.4% as of April 29, 2023 and $3.2 million of the debt was classified as short-term. The fair value of other debt was $4.5 million at April 29, 2023 and was based on Level 2 inputs on a non-recurring basis.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities

As of April 29, 2023, scheduled principal payments of debt are as follows:

(in millions)
Fiscal Year:
2024	$3.2
2025	0.2
2026	0.2
2027	0.2
2028	305.6
Thereafter	0.7
Total	$310.1

Note 11. Income Taxes

Income tax provision

The U.S. and foreign components of income before income taxes and the provision for income taxes are as follows:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
Pre-tax income:
U.S.	$(3.6)	$31.2	$28.3
Foreign	93.7	87.3	106.6
Total pre-tax income	$90.1	$118.5	$134.9
Income tax expense:
Current:
U.S. (federal and state)	$0.1	$5.2	$5.8
Foreign	16.9	13.5	15.9
Total current expense	17.0	18.7	21.7
Deferred:
U.S. (federal and state)	(5.7)	0.2	1.3
Foreign	1.7	(2.6)	(10.4)
Total deferred benefit	(4.0)	(2.4)	(9.1)
Total income tax expense	$13.0	$16.3	$12.6

A reconciliation of income tax expense to the U.S. statutory federal income tax rate of 21% is as follows:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
Income tax at statutory rate	$18.9	$24.9	$28.3
Effect of:
State income taxes, net of federal benefit	—	0.6	0.1
Reorganization of a foreign owned subsidiary	(7.3)	—	—
Acquisition costs	1.4	—	—
Withholding taxes	3.4	2.5	2.7
Non-deductible compensation	1.6	2.1	0.5
Foreign tax differential	(11.6)	(8.1)	(10.8)
U.S. tax on foreign income	2.9	(1.7)	2.8
Foreign investment tax credit	5.0	—	(7.2)
Research and development	(1.5)	(2.6)	(2.2)
Change in tax reserve	(0.6)	(0.1)	0.1
Change in valuation allowance	—	(2.0)	1.8
Tax rate change, foreign	0.2	0.1	(0.1)
Other, net	0.6	0.6	(3.4)
Income tax expense	$13.0	$16.3	$12.6
Effective income tax rate	14.4%	13.8%	9.3%

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2023, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates. In addition, the Company received a benefit of approximately $7.3 million related to the reorganization of a foreign owned subsidiary. These benefits were partially offset by a reduction in foreign investment tax credits of $5.0 million and non-deductible acquisition costs of $1.4 million.

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

Deferred income taxes and valuation allowances

Significant components of the Company's deferred income tax assets and liabilities were as follows:

(in millions)	April 29, 2023	April 30, 2022
Deferred tax liabilities:
Fixed assets	$(2.7)	$(4.3)
Amortization	(55.4)	(48.1)
Foreign tax	(4.5)	(3.1)
Lease assets	(6.8)	(4.5)
Derivative financial instruments	(0.6)	(1.1)
Other liabilities	—	(0.6)
Deferred tax liabilities, gross	(70.0)	(61.7)
Deferred tax assets:
Deferred compensation and stock award amortization	7.9	6.9
Inventory	5.1	3.5
Lease liabilities	6.8	4.7
Foreign investment tax credit	25.2	29.8
Research expenditures	2.4	—
Net operating loss carryforwards	13.5	17.4
Foreign tax credits	1.2	1.3
Unrealized foreign exchange gain/loss	0.8	—
Interest carryforwards	2.5	—
Other	3.2	3.4
Deferred tax assets, gross	68.6	67.0
Less valuation allowance	(6.8)	(6.8)
Deferred tax assets, net of valuation allowance	61.8	60.2
Net deferred tax liability	$(8.2)	$(1.5)
Balance sheet classification:
Long-term asset	$33.6	$36.8
Long-term liability	(41.8)	(38.3)
Net deferred tax liability	$(8.2)	$(1.5)

The Company recorded a net deferred tax liability for U.S. and foreign income taxes of $8.2 million and $1.5 million for fiscal 2023 and 2022, respectively. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company has a valuation allowance of $6.8 million related to federal, state, and foreign net operating loss carryovers and other credits and determined that these deferred tax assets did not reach the more likely than not realizable standard.

As noted in Note 3, "Acquisition," in fiscal 2023, the Company acquired Nordic Lights, which increased the overall amount of deferred tax assets and liabilities. This included an increase in the deferred tax liabilities of intangible assets and fixed assets, and a deferred tax asset for inventory and interest carryforwards.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 29, 2023, the Company had available $35.1 million of federal, $71.8 million of state and $0.3 million of foreign gross operating loss carryforwards with a valuation allowance of $24.2 million for federal, $26.1 million for state and $0.0 million for foreign. The U.S. federal net operating loss carryforwards will substantially start to expire in 2026 and beyond. The state net operating loss carryforwards will substantially start to expire in 2036 and beyond.

Total unused credits are $25.2 million as of April 29, 2023, the majority of which can be carried forward indefinitely.

Indefinite reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers the remaining undistributed foreign earnings that are not specifically identified to be indefinitely reinvested of $330.6 million. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

Unrecognized tax benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $4.5 million and $5.1 million as of April 29, 2023 and April 30, 2022, respectively. These amounts represent the amount of unrecognized benefits that, if recognized, would favorably impact the effective tax rate if resolved in the Company’s favor. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.2 million at both April 29, 2023 and April 30, 2022.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	April 29, 2023	April 30, 2022
Balance at beginning of period	$5.1	$5.3
Increases for positions related to the current year	0.3	—
Lapsing of statutes of limitations	(0.9)	(0.2)
Balance at end of period	$4.5	$5.1

At April 29, 2023, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2020 and for state tax purposes on or after fiscal year 2013. Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years. In the major foreign jurisdictions, fiscal 2016 and subsequent periods remain open and subject to examination by taxing authorities.

Note 12. Commitments and Contingencies

Environmental matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us. The Company is involved in environmental investigations and/or remediation at two of its United States plant sites no longer used for operations and one currently operating site in Mexico. The Company uses environmental consultants to assist us in evaluating its environmental liabilities in order to establish appropriate accruals in its consolidated financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2024.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 29, 2023 and April 30, 2022, the Company had accruals, primarily based upon independent estimates, for environmental matters of $1.1 million and $1.0 million, respectively. The accrual as of April 29, 2023 consists of $0.8 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The accrual as of April 30, 2022 consists of $0.7 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company spent $1.1 million, $0.5 million, and $0.5 million, respectively, on remediation cleanups and related studies. The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2023, fiscal 2022 or fiscal 2021.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. At the conclusion of the hearing, the Supreme Court took the matter under advisement. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect all or any portion of the judgment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022
Shares purchased	1,197,236	1,425,190
Average price per share	$40.14	$44.73
Total cost (in millions)	$48.1	$63.7

As of April 29, 2023, a total of 2,790,375 shares have been purchased at a total cost of $119.3 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of April 29, 2023, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was approximately $80.7 million.

Dividends

The Company paid dividends totaling $19.8 million in fiscal 2023, $20.4 million in fiscal 2022 and $17.4 million in fiscal 2021. Dividends paid in fiscal 2021 includes $0.9 million of dividends on restricted stock that vested during the period. The Company increased its quarterly dividend from $0.11 per share to $0.14 per share beginning in fiscal 2022.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance as of May 2, 2020	$(25.9)	$(1.0)	$(26.9)
Other comprehensive income (loss)	38.6	(5.7)	32.9
Tax benefit (expense)	(1.2)	1.3	0.1
Net current period other comprehensive income (loss)	37.4	(4.4)	33.0
Balance as of May 1, 2021	11.5	(5.4)	6.1
Other comprehensive income (loss)	(42.4)	11.9	(30.5)
Tax benefit (expense)	0.4	(2.8)	(2.4)
Net current period other comprehensive income (loss)	(42.0)	9.1	(32.9)
Balance as of April 30, 2022	(30.5)	3.7	(26.8)
Other comprehensive income (loss) before reclassifications	12.9	(3.8)	9.1
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	—	(2.1)
Tax (expense) benefit	(0.1)	0.9	0.8
Net current period other comprehensive income (loss)	10.7	(2.9)	7.8
Balance as of April 29, 2023	$(19.8)	$0.8	$(19.0)

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance units (“PUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2022 Omnibus Incentive Plan (“2022 Plan”), the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”) and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company’s stockholders approved the 2022 Plan on September 14, 2022. The Company can no longer make grants under the 2014 Plan, 2010 Plan and 2004 Plan.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of April 29, 2023, there were 5,189,956 shares available for award under the 2022 Plan.

Stock-based compensation expense

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
RSUs	$9.9	$10.3	$5.9
Deferred non-employee director awards	1.0	0.8	—
Non-employee director awards	0.6	0.7	0.9
Total stock-based compensation expense	$11.5	$11.8	$6.8

Restricted stock awards and performance units

As of April 29, 2023, the Company had 933,674 RSAs outstanding which will be earned based on the achievement of an EBITDA measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 466,837 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense for RSAs at target level of performance is $26.8 million as of April 29, 2023. The following table summarizes the RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at May 2, 2020	—	$—
Awarded	928,412	$28.50
Vested	—	$—
Forfeited	—	$—
Non-vested at May 1, 2021	928,412	$28.50
Awarded	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at April 30, 2022	928,412	$28.50
Awarded	21,262	$38.41
Vested	—	$—
Forfeited	(16,000)	$28.28
Non-vested at April 29, 2023	933,674	$28.73

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at May 2, 2020	3,100	$41.20
Awarded	949,712	$28.49
Vested	(25,201)	$29.87
Forfeited	—	$—
Non-vested at May 1, 2021	927,611	$28.50
Awarded	46,300	$48.41
Vested	(37,520)	$36.55
Forfeited	—	$—
Non-vested at April 30, 2022	936,391	$29.16
Awarded	127,277	$40.11
Vested	(307,333)	$29.88
Forfeited	(28,868)	$33.53
Non-vested at April 29, 2023	727,467	$30.60

As of April 29, 2023, there were 264,133 RSUs that were vested for which shares were issued in the first quarter of fiscal 2024. As of April 29, 2023, unrecognized share-based compensation expense for RSUs was $7.4 million which will be recognized over a weighted-average amortization period of 1.9 years.

Non-employee director stock awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at May 2, 2020	—	—	—	$—
Awarded	33,000	—	33,000	$28.76
Issued	(33,000)	—	(33,000)	$28.76
Outstanding at May 1, 2021	—	—	—	$—
Awarded	14,775	17,956	32,731	$47.37
Issued	(14,775)	—	(14,775)	$47.39
Outstanding at April 30, 2022	—	17,956	17,956	$47.35
Awarded	15,540	27,794	43,334	$36.13
Issued	(15,540)	—	(15,540)	$36.04
Outstanding at April 29, 2023	—	45,750	45,750	$40.56

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at May 2, 2020	106,668	$35.76	4.0	$0.1
Exercised	(24,500)	$31.61
Forfeited	(9,168)	$37.01
Outstanding and exercisable at May 1, 2021	73,000	$37.01	3.2	$0.6
Exercised	(13,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at April 30, 2022	60,000	$37.01	2.2	$0.5
Exercised	(40,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at April 29, 2023	20,000	$37.01	1.2	$0.1

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date. The total intrinsic value of options exercised in fiscal 2023 was $0.4 million.

Deferred RSUs

Under the 2014 Plan and 2010 Plan, RSUs that have vested for certain executives, including the Company’s CEO, will not be delivered in common stock until after the executive terminates employment from the Company or upon a change of control. As of April 29, 2023, shares to be delivered to these executives were 202,000 shares under the 2014 Plan and 180,000 shares under the 2010 Plan.

Under the 2004 Plan, 225,000 shares of common stock subject to performance based RSAs granted to the Company’s CEO in fiscal 2006 and 2007 were converted to RSUs. The shares of common stock underlying the RSUs will not be issued and delivered until the earlier of: (1) thirty days after the CEO’s date of termination of employment with the Company and all of its subsidiaries and affiliates; or (2) the last day of the Company’s fiscal year in which the payment of common stock in satisfaction of the RSUs becomes deductible to the Company under Section 162(m) of the Code. As of April 29, 2023, 29,945 shares have been delivered in connection with these RSUs with a remaining balance to be delivered of 195,055 shares.

The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid. The vested deferred RSUs are considered outstanding for earnings per share calculations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income Per Share

Basic income per share attributable to Methode is calculated by dividing net income attributable to Methode, by the number of weighted average common shares outstanding for the applicable period. The weighted average number of common shares used in the diluted income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income per share:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Numerator:
Net income attributable to Methode (in millions)	$77.1	$102.2	$122.3

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued RSUs	36,016,686	37,234,086	38,038,615
Dilutive potential common shares - stock options, RSAs and RSUs	758,749	583,360	267,671
Denominator for diluted income per share	36,775,435	37,817,446	38,306,286

Basic and diluted income per share attributable to Methode:
Basic income per share	$2.14	$2.74	$3.22
Diluted income per share	$2.10	$2.70	$3.19

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	938,281	928,412	738,167

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

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. The Company's products include integrated center consoles, hidden switches, ergonomic switches, transmission lead-frames, complex insert molded solutions, LED-based lighting solutions, and sensors which incorporate magneto-elastic sensing, eddy current or other sensing technologies that monitor the operation or status of a component or system.

The Industrial segment manufactures external lighting solutions, including driving, work, and signal lights, industrial safety radio remote controls, braided flexible cables, current-carrying laminated and powder-coated busbars, high-voltage high current connector and contracts, custom power-product assemblies, such as its PowerRail® solution, high-current low-voltage flexible power cabling systems that are used in various markets and applications, including aerospace, cloud computing, commercial vehicles, construction equipment, industrial, military, power conversion and transportation.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended April 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$742.1	$403.2	$55.1	$3.6	$(24.4)	$1,179.6
Transfers between segments	(5.9)	(18.3)	(0.2)	—	24.4	—
Net sales to unaffiliated customers	$736.2	$384.9	$54.9	$3.6	$—	$1,179.6

Income (loss) from operations	$67.0	$93.1	$5.5	$(6.1)	$(69.1)	$90.4
Interest expense, net						2.7
Other income, net						(2.4)
Pre-tax income						$90.1

Purchases of property, plant and equipment	$31.8	$7.7	$0.1	$0.1	$2.3	$42.0

Depreciation and amortization	$31.7	$14.5	$0.2	$1.0	$2.1	$49.5

Identifiable assets	$700.2	$672.3	$127.2	$6.2	$73.2	$1,579.1

	Fiscal Year Ended April 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$786.3	$325.7	$59.8	$4.2	$(12.4)	$1,163.6
Transfers between segments	(4.8)	(7.6)	—	—	12.4	—
Net sales to unaffiliated customers	$781.5	$318.1	$59.8	$4.2	$—	$1,163.6

Income (loss) from operations	$92.6	$67.1	$9.9	$(5.5)	$(52.4)	$111.7
Interest expense, net						3.5
Other income, net						(10.3)
Pre-tax income						$118.5

Purchases of property, plant and equipment	$27.4	$2.4	$—	$0.2	$8.0	$38.0

Depreciation and amortization	$34.4	$14.9	$0.2	$1.0	$2.1	$52.6

Identifiable assets	$689.8	$455.3	$108.1	$7.9	$128.0	$1,389.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended May 1, 2021
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$761.8	$273.2	$61.6	$2.8	$(11.4)	$1,088.0
Transfers between segments	(6.1)	(5.3)	—	—	11.4	—
Net sales to unaffiliated customers	$755.7	$267.9	$61.6	$2.8	$—	$1,088.0

Income (loss) from operations	$107.6	$64.3	$8.9	$(4.6)	$(48.3)	$127.9
Interest expense, net						5.2
Other income, net						(12.2)
Pre-tax income						$134.9

Purchases of property, plant and equipment	$22.5	$2.1	$—	$—	$0.3	$24.9

Depreciation and amortization	$34.3	$14.3	$0.3	$0.9	$1.7	$51.5

Identifiable assets	$739.5	$461.6	$90.4	$7.6	$167.9	$1,467.0

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
Net sales:
U.S.	$472.6	$547.4	$510.8
China	239.9	224.3	193.7
Malta	201.2	178.4	173.5
Mexico	78.8	76.2	87.4
Egypt	72.6	67.2	58.4
Other	114.5	70.1	64.2
Total net sales	$1,179.6	$1,163.6	$1,088.0

(in millions)	April 29, 2023	April 30, 2022
Tangible long-lived assets, net:
U.S.	$75.9	$74.2
Malta	42.1	38.6
Egypt	38.7	22.8
China	27.5	30.1
Mexico	21.7	21.0
Belgium	21.0	20.2
Other	21.8	10.1
Total tangible long-lived assets, net	$248.7	$217.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of April 29, 2023, the Company's leases have remaining lease terms of up to 23.5 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of April 29, 2023, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the consolidated balance sheets, assets under finance leases of $0.6 million and $0.7 million are included in property, plant and equipment, net on the consolidated balance sheets as of April 29, 2023 and April 30, 2022, respectively. Finance lease obligations were $0.6 million and $0.8 million as of April 29, 2023 and April 30, 2022, respectively, and are split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the years ended April 29, 2023 and April 30, 2022.

The components of lease expense were as follows:

	Fiscal Year Ended
(in millions)	April 29, 2023	April 30, 2022	May 1, 2021
Lease cost:
Operating lease cost	$9.5	$8.9	$8.4
Variable lease cost	0.7	1.6	1.6
Total lease cost	$10.2	$10.5	$10.0

Supplemental cash flow and other information related to operating leases was as follows:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	May 1, 2021
Operating cash flows:
Cash paid related to operating lease obligations, including lease termination payment (in millions)	$8.8	$10.8	$9.3
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations (in millions)	$11.7	$7.7	$5.7
Weighted-average remaining lease term (years)	5.1	5.3	5.0
Weighted-average discount rate	5.2%	4.4%	4.6%

Maturities of operating lease liabilities as of April 29, 2023, are shown below:

(in millions)
Fiscal Year:
2024	$7.8
2025	6.0
2026	5.2
2027	5.0
2028	3.3
Thereafter	5.8
Total lease payments	33.1
Less: imputed interest	(4.5)
Present value of lease liabilities	$28.6

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at beginning of period	(Benefits)/ charges to income	Deductions	Other	Balance at end of period
Fiscal Year Ended April 29, 2023
Allowance for uncollectible accounts	$1.0	$0.3	$—	$—	$1.3
Deferred tax valuation allowance	$6.8	$—	$—	$—	$6.8

Fiscal Year Ended April 30, 2022
Allowance for uncollectible accounts	$0.7	$0.3	$—	$—	$1.0
Deferred tax valuation allowance	$9.3	$(2.5)	$—	$—	$6.8

Fiscal Year Ended May 1, 2021
Allowance for uncollectible accounts	$0.7	$—	$—	$—	$0.7
Deferred tax valuation allowance	$7.5	$1.8	$—	$—	$9.3