Form 10-Q
period 2023-07-29
METHODE ELECTRONICS INC
filed 2023-09-07
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 29, 2023

or

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

At September 5, 2023, the registrant had 36,009,532 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended
	July 29, 2023	July 30, 2022
Net sales	$289.7	$282.4

Cost of products sold	235.7	220.6

Gross profit	54.0	61.8

Selling and administrative expenses	44.5	35.3
Amortization of intangibles	5.7	4.7

Income from operations	3.8	21.8

Interest expense, net	2.8	—
Other income, net	—	(4.1)

Pre-tax income	1.0	25.9

Income tax expense	0.1	4.4
Net income	0.9	21.5
Net income attributable to redeemable noncontrolling interest	—	—

Net income attributable to Methode	$0.9	$21.5

Basic and diluted income per share attributable to Methode:
Basic	$0.03	$0.59
Diluted	$0.02	$0.58

Cash dividends per share	$0.14	$0.14

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended
	July 29, 2023	July 30, 2022
Net income	$0.9	$21.5

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.5)	(10.9)
Derivative financial instruments	(1.6)	1.5
Other comprehensive income (loss)	(4.1)	(9.4)
Comprehensive income (loss)	(3.2)	12.1
Comprehensive income attributable to redeemable noncontrolling interest	—	—
Comprehensive income (loss) attributable to Methode	$(3.2)	$12.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	July 29, 2023	April 29, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147.9	$157.0
Accounts receivable, net	300.8	314.3
Inventories	175.6	159.7
Income tax receivable	13.4	12.9
Prepaid expenses and other current assets	19.8	20.5
Total current assets	657.5	664.4
Long-term assets:
Property, plant and equipment, net	225.2	220.3
Goodwill	302.5	301.9
Other intangible assets, net	251.3	256.7
Operating lease right-of-use assets, net	29.5	28.4
Deferred tax assets	33.7	33.6
Pre-production costs	38.9	36.1
Other long-term assets	35.5	37.7
Total long-term assets	916.6	914.7
Total assets	$1,574.1	$1,579.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131.9	$138.7
Accrued employee liabilities	26.7	36.7
Other accrued liabilities	33.7	34.5
Short-term operating lease liabilities	6.9	6.8
Short-term debt	3.2	3.2
Income tax payable	6.0	8.1
Total current liabilities	208.4	228.0
Long-term liabilities:
Long-term debt	335.8	303.6
Long-term operating lease liabilities	22.4	21.8
Long-term income tax payable	16.7	16.7
Other long-term liabilities	17.1	14.3
Deferred tax liabilities	41.4	41.8
Total long-term liabilities	433.4	398.2
Total liabilities	641.8	626.2
Redeemable noncontrolling interest	0.9	11.1
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,356,156 shares and 37,167,375 shares issued as of July 29, 2023 and April 29, 2023, respectively	18.7	18.6
Additional paid-in capital	182.5	181.0
Accumulated other comprehensive loss	(23.1)	(19.0)
Treasury stock, 1,346,624 shares as of July 29, 2023 and April 29, 2023	(11.5)	(11.5)
Retained earnings	764.8	772.7
Total shareholders' equity	931.4	941.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,574.1	$1,579.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended July 29, 2023
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 29, 2023	$11.1	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8
Issuance of restricted stock, net of tax withholding	—	188,781	0.1	(0.1)	—	—	(3.8)	(3.8)
Purchase of redeemable noncontrolling interest	(10.2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1.6	—	—	—	1.6
Other comprehensive loss	—	—	—	—	(4.1)	—	—	(4.1)
Net income	—	—	—	—	—	—	0.9	0.9
Dividends on common stock	—	—	—	—	—	—	(5.0)	(5.0)
Balance as of July 29, 2023	$0.9	37,356,156	$18.7	$182.5	$(23.1)	$(11.5)	$764.8	$931.4

		Three Months Ended July 30, 2022
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 30, 2022	$—	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8
Issuance of restricted stock, net of tax withholding	—	42,381	—	—	—	—	(0.4)	(0.4)
Purchases of common stock	—	(317,635)	(0.2)	—	—	—	(11.7)	(11.9)
Stock-based compensation expense	—	—	—	3.0	—	—	—	3.0
Other comprehensive loss	—	—	—	—	(9.4)	—	—	(9.4)
Net income	—	—	—	—	—	—	21.5	21.5
Dividends on common stock	—	—	—	—	—	—	(5.2)	(5.2)
Balance as of July 30, 2022	$—	38,001,714	$19.0	$172.0	$(36.2)	$(11.5)	$768.1	$911.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	July 29, 2023	July 30, 2022
Operating activities:
Net income	$0.9	$21.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.0	12.3
Stock-based compensation expense	2.6	4.0
Change in cash surrender value of life insurance	0.6	0.2
Amortization of debt issuance costs	0.2	0.2
Impairment of long-lived assets	0.6	—
Change in deferred income taxes	(0.5)	(1.8)
Changes in operating assets and liabilities:
Accounts receivable	11.5	(11.9)
Inventories	(16.5)	(17.4)
Prepaid expenses and other assets	(2.3)	(4.3)
Accounts payable	(5.7)	10.5
Other liabilities	(11.0)	(0.6)
Net cash (used in) provided by operating activities	(5.6)	12.7

Investing activities:
Purchases of property, plant and equipment	(13.8)	(9.6)
Net cash used in investing activities	(13.8)	(9.6)

Financing activities:
Taxes paid related to net share settlement of equity awards	(3.8)	(0.5)
Repayments of finance leases	(0.1)	(0.1)
Purchases of common stock	—	(11.9)
Cash dividends	(5.3)	(5.0)
Purchase of redeemable noncontrolling interest	(10.2)	—
Proceeds from borrowings	42.0	—
Repayments of borrowings	(10.1)	(3.3)
Net cash provided by (used in) financing activities	12.5	(20.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.2)	(1.9)
Decrease in cash and cash equivalents	(9.1)	(19.6)
Cash and cash equivalents at beginning of the period	157.0	172.0
Cash and cash equivalents at end of the period	$147.9	$152.4

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3.0	$0.8
Income taxes, net of refunds	$2.2	$5.6
Operating lease obligations	$2.3	$1.9

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

The Company’s solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment and consumer appliance.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended April 29, 2023, filed with the SEC on June 27, 2023. Results may vary from quarter to quarter for reasons other than seasonality.

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended July 29, 2023 and July 30, 2022 were both 13-week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. These estimates and assumptions are subject to an inherent degree of uncertainty and may change, as new events occur, and additional information is obtained. As a result, actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements.

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Accounting Standards Codification ("ASC") 606, as if the acquirer had originated the contracts. Prior to the issuance of this ASU, contract assets and liabilities were recognized at fair value on the acquisition date. The Company adopted this ASU in the first quarter of fiscal 2024 on a prospective basis. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements or related disclosures and is only applicable to future business acquisitions.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 29, 2023. There have been no material changes to the significant accounting policies in the three months ended July 29, 2023.

Note 2. Revenue

The Company generates revenue from manufacturing products for customers in diversified global markets. The substantial majority of the Company’s revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the three months ended July 29, 2023 and July 30, 2022 were not material.

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

	Three Months Ended July 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$66.8	$40.0	$15.2	$0.8	$122.8
Europe, the Middle East & Africa ("EMEA")	52.2	51.1	—	—	103.3
Asia	39.3	24.3	—	—	63.6
Total net sales	$158.3	$115.4	$15.2	$0.8	$289.7
Timing of revenue recognition:
Goods transferred at a point in time	$154.2	$115.4	$15.2	$0.8	$285.6
Goods transferred over time	4.1	—	—	—	4.1
Total net sales	$158.3	$115.4	$15.2	$0.8	$289.7

	Three Months Ended July 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$94.7	$40.7	$13.0	$0.7	$149.1
EMEA	52.1	28.5	—	—	80.6
Asia	29.8	22.9	—	—	52.7
Total net sales	$176.6	$92.1	$13.0	$0.7	$282.4
Timing of revenue recognition:
Goods transferred at a point in time	$172.1	$92.1	$13.0	$0.7	$277.9
Goods transferred over time	4.5	—	—	—	4.5
Total net sales	$176.6	$92.1	$13.0	$0.7	$282.4

Note 3. Acquisition

On April 20, 2023, the Company acquired 92.2% of the outstanding shares in Nordic Lights Group Corporation (“Nordic Lights”), a premium provider of high-quality lighting solutions for heavy duty equipment headquartered in Finland, for €121.8 million ($134.2 million) in cash. In the three months ended July 29, 2023, the Company acquired an additional 7.2% of the outstanding shares of Nordic Lights for €9.2 million ($10.2 million), increasing the Company’s ownership to 99.4%. The Company has commenced redemption proceedings in order to obtain ownership of all the remaining issued and outstanding shares in Nordic Lights. The Company expects the redemption proceedings to be completed by October 31, 2023. The acquisition of Nordic Lights complements the Company’s existing LED lighting solution offerings.

The acquisition was funded through a combination of borrowings under the Company's revolving credit facility and cash on hand. The results of the operations of Nordic Lights are reported within the Industrial segment from the date of acquisition. The acquisition was accounted for as a business combination. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase price, are as follows:

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

The noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the fair value of net assets acquired, as of the acquisition date. The noncontrolling interest is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets as minority shareholders owning less than 10% of the outstanding shares in a company in Finland have the right to require the company to redeem their shares. As noted above, in the three months ended July 29, 2023, the Company acquired $10.2 million of the redeemable noncontrolling interest.

As of July 29, 2023, the Company considered these amounts to be provisional because it is still in the process of gathering and reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. Goodwill arising from the acquisition was included in the Industrial segment as of July 29, 2023 and was attributable to potential synergies and an assembled workforce. The Company does not expect any recognized goodwill from this acquisition to be deductible for income tax purposes.

Intangible assets primarily include customer relationships, technology licenses and trademarks. The weighted average amortization period for the acquired intangible assets is approximately 16.4 years.

The pro-forma effects of this acquisition would not materially impact the Company’s operating results for the three months ended July 30, 2022, and as a result no pro-forma financial statements are presented. In the three months ended July 29, 2023, additional acquisition costs of $0.5 million were incurred and reported in selling and administrative expenses.

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

The Company’s income tax expense and effective tax rate for the three months ended July 29, 2023 and July 30, 2022 were as follows:

	Three Months Ended
($ in millions)	July 29, 2023	July 30, 2022
Pre-tax income	$1.0	$25.9
Income tax expense	0.1	4.4
Effective tax rate	10.0%	17.0%

The effective tax rate for the three months ended July 29, 2023 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by GILTI and non-deductible expenses. The effective tax rate for the three months ended July 30, 2022 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates partially offset by non-deductible expenses.

The Company’s gross unrecognized income tax benefits was $4.5 million at both July 29, 2023 and April 29, 2023. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.3 million and $0.2 million as of July 29, 2023 and April 29, 2023, respectively.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of July 29, 2023 and April 29, 2023, the Company had a balance of $0.2 million and $1.3 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.3 million at both July 29, 2023 and April 29, 2023.

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

(in millions)	July 29, 2023	April 29, 2023
Finished products	$43.1	$36.6
Work in process	17.5	14.4
Raw materials	115.0	108.7
Total inventories	$175.6	$159.7

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	July 29, 2023	April 29, 2023
Land	$3.0	$3.0
Buildings and building improvements	100.5	98.8
Machinery and equipment	418.8	414.3
Construction in progress	47.7	40.6
Total property, plant and equipment, gross	570.0	556.7
Less: accumulated depreciation	(344.8)	(336.4)
Property, plant and equipment, net	$225.2	$220.3

Depreciation expense was $8.3 million and $7.6 million in the three months ended July 29, 2023 and July 30, 2022, respectively. As of July 29, 2023 and April 29, 2023, capital expenditures recorded in accounts payable totaled $5.3 million and $4.5 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of July 29, 2023 and April 29, 2023, the Company had $38.9 million and $36.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of July 29, 2023 and April 29, 2023, Company-owned tooling was $15.2 million and $12.2 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of April 29, 2023	106.2	195.7	301.9
Foreign currency translation	—	0.6	0.6
Balance as of July 29, 2023	$106.2	$196.3	$302.5

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

During the three months ended July 29, 2023, the Company concluded that a triggering event had occurred for goodwill at a reporting unit in its Automotive segment. The triggering event was a result of an earlier than expected sunsetting of a significant program for a major electric vehicle customer, which led to a downward revision of forecasted cash flows. As a result, the Company performed a quantitative impairment assessment of the fair value for this reporting unit.

The Company engaged a third-party valuation specialist to assist management in performing the interim goodwill impairment assessment. The fair value of the reporting unit was estimated using a combination of the income approach and market approach. The income approach uses a discounted cash flow method and the market approach uses appropriate valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Long-range forecasting involves uncertainty which increases with each successive period. Revenue growth rates and profitability assumptions, especially in the outer years, involve a greater degree of uncertainty.

Based upon the quantitative impairment assessment, the Company determined the fair value exceeded the carrying amount for this reporting unit, and thus no impairment was recorded. However, further changes to the assumptions regarding future performance, an adverse change to macroeconomic conditions, or a change to other assumptions could result in impairment losses in the future, which could be significant.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of July 29, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$285.3	$(72.3)	$213.0	14.6
Trade names, patents and technology licenses	73.5	(37.0)	36.5	6.9
Total amortized intangible assets	358.8	(109.3)	249.5
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$360.6	$(109.3)	$251.3

	As of April 29, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$286.7	$(68.2)	$218.5	14.8
Trade names, patents and technology licenses	71.6	(35.2)	36.4	6.0
Total amortized intangible assets	358.3	(103.4)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$360.1	$(103.4)	$256.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2024	$17.2
2025	22.4
2026	21.6
2027	20.9
2028	18.6
Thereafter	148.8
Total	$249.5

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

The Company had a variable-rate, cross-currency swap, with a notional value of $60.0 million (€54.8 million), that matured on August 31, 2023 with a gain of approximately $0.4 million. The cross-currency swap was designated as a hedge of the Company’s net investment in its euro-denominated subsidiaries. The gain will remain in AOCI until the hedged net investment is sold or substantially liquidated.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended July 29, 2023 and July 30, 2022, the Company recorded gains of $0.7 million and $0.3 million, respectively, in interest expense, net in the condensed consolidated statements of income.

The Company has also designated its euro-denominated long-term borrowings of $145.5 million under the Credit Agreement as a hedge of the Company's investment in its euro-denominated subsidiaries. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The change in the value of the euro-denominated long-term borrowings, which is due to changes in foreign exchange rates, is recorded as a cumulative translation adjustment in AOCI, net of tax. For the three months ended July 29, 2023, the transaction loss associated with this net investment hedge reported in AOCI was $0.2 million.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company's variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $145.5 million (€132.0 million) and had two interest rate swaps that matured on August 31, 2023, with a notional value of $100.0 million. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three months ended July 29, 2023 and July 30, 2022.

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

As of July 29, 2023 and April 29, 2023, the Company held foreign currency forward contracts with a notional value of $61.5 million and $59.9 million, respectively. During the three months ended July 29, 2023, the Company recognized a loss of $1.9 million related to foreign currency forward contracts in the condensed consolidated statements of income. During the three months ended July 30, 2022, a loss of $0.4 million was recognized in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	July 29, 2023	April 29, 2023
Derivatives designated as hedging instruments:
Net investment hedges	Other accrued liabilities	$(0.4)	$(0.5)
Interest rate swaps	Prepaid expenses and other current assets	$0.4	$1.6
Interest rate swaps	Other long-term liabilities	$(1.1)	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$0.1
Foreign currency forward contracts	Other accrued liabilities	$(0.1)	$(0.1)

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended
(in millions)	July 29, 2023	July 30, 2022
Net investment hedges	$0.1	$2.0
Interest rate swaps	(2.3)	—
Total	$(2.2)	$2.0

Note 8. Debt

A summary of debt is shown below:

(in millions)	July 29, 2023	April 29, 2023
Revolving credit facility	$337.5	$305.4
Other debt	4.6	4.7
Unamortized debt issuance costs	(3.1)	(3.3)
Total debt	339.0	306.8
Less: current maturities	(3.2)	(3.2)
Total long-term debt	$335.8	$303.6

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

As of July 29, 2023, the outstanding balance under the revolving credit facility included $145.5 million (€132.0 million) of euro-denominated borrowings which was primarily used to fund the Company's acquisition of Nordic Lights. The Company has designated the euro-denominated borrowings as a net investment hedge of the foreign currency exposure of its investments in euro-denominated subsidiaries. Refer to Note 7, "Derivative Financial Instruments and Hedging Activities" for further information. On August 31, 2023, the Company borrowed €143.0 million ($156.0 million) under the revolving credit facility and used the proceeds to primarily repay US dollar borrowings under the revolving credit facility.

The weighted-average interest rate on outstanding US dollar and euro-denominated borrowings under the Credit Agreement was approximately 7.0% and 5.2%, respectively, as of July 29, 2023. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of July 29, 2023, the Company was in compliance with all the covenants in the Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of three notes with maturities ranging from 2023 to 2031. The weighted-average interest rate on this debt was approximately 1.4% at July 29, 2023 and $3.2 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback program

The Board of Directors authorized a program to purchase up to $200.0 million of the Company’s outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended
(in millions, except share and per share data)	July 29, 2023	July 30, 2022
Shares purchased	—	317,635
Average price per share	$—	$37.43
Total cost	$—	$11.9

As of July 29, 2023, a total of 2,790,375 shares have been purchased at a total cost of $119.3 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of July 29, 2023, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was $80.7 million.

Dividends

The Company paid dividends totaling $5.3 million and $5.0 million in the three months ended July 29, 2023 and July 30, 2022, respectively. Dividends paid in the three months ended July 29, 2023 include $0.4 million of dividend equivalent payments for restricted stock units that vested at the end of fiscal 2023.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended July 29, 2023
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(19.8)	$0.8	$(19.0)
Other comprehensive income (loss)	(2.7)	(2.2)	(4.9)
Tax (expense) benefit	0.2	0.6	0.8
Net other comprehensive income (loss)	(2.5)	(1.6)	(4.1)
Balance at the end of period	$(22.3)	$(0.8)	$(23.1)

	Three Months Ended July 30, 2022
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(30.5)	$3.7	$(26.8)
Other comprehensive income (loss)	(10.9)	2.0	(8.9)
Tax (expense) benefit	—	(0.5)	(0.5)
Net other comprehensive income (loss)	(10.9)	1.5	(9.4)
Balance at the end of period	$(41.4)	$5.2	$(36.2)

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), performance units (“PUs”), restricted stock units (“RSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2022 Omnibus Incentive Plan (“2022 Plan”), the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company’s stockholders approved the 2022 Plan on September 14, 2022. The Company can no longer make grants under the 2014 Plan, 2010 Plan and 2004 Plan.

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of July 29, 2023, there were 5,146,941 shares available for award under the 2022 Plan.

Restricted stock awards and performance units

As of July 29, 2023, the Company had 933,674 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 466,837 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $26.8 million as of July 29, 2023, which, subject to the performance conditions being met, will be recognized through fiscal 2025. The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 29, 2023	933,674	$28.73
Awarded	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at July 29, 2023	933,674	$28.73

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 29, 2023	727,467	$30.60
Awarded	—	$—
Vested	—	$—
Forfeited	(6,852)	$41.87
Non-vested at July 29, 2023	720,615	$30.49

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of July 29, 2023, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 29, 2023	—	45,750	45,750	$40.56
Awarded	16,804	29,729	46,533	$33.32
Issued	(16,804)	—	(16,804)	$33.32
Outstanding at July 29, 2023	—	75,479	75,479	$37.31

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 29, 2023	20,000	$37.01	1.2	$0.1
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at July 29, 2023	20,000	$37.01	0.9	$0.0

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

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
(in millions)	July 29, 2023	July 30, 2022
RSUs	$1.0	$2.4
Deferred non-employee director awards	1.0	1.0
Non-employee director awards	0.6	0.6
Total stock-based compensation expense	$2.6	$4.0

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	July 29, 2023	July 30, 2022
Numerator:
Net income (in millions)	$0.9	$21.5

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	35,687,876	36,565,975
Dilutive potential common shares	593,531	649,825
Denominator for diluted income per share	36,281,407	37,215,800

Basic and diluted income per share:
Basic income per share	$0.03	$0.59
Diluted income per share	$0.02	$0.58

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	935,698	928,534

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

The Medical segment is made up of the Company’s medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. Methode has developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures. In July 2023, the Company made the decision to wind-down its Dabir Surfaces business, which is expected to be completed by approximately the end of fiscal 2024.

The tables below present information about the Company’s reportable segments:

	Three Months Ended July 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$161.1	$122.6	$15.3	$0.8	$(10.1)	$289.7
Transfers between segments	(2.8)	(7.2)	(0.1)	—	10.1	—
Net sales to unaffiliated customers	$158.3	$115.4	$15.2	$0.8	$—	$289.7

Income (loss) from operations	$(2.8)	$24.2	$2.9	$(2.2)	$(18.3)	$3.8
Interest expense, net						2.8
Other expense, net						—
Pre-tax income						$1.0

	Three Months Ended July 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$177.3	$93.7	$13.0	$0.7	$(2.3)	$282.4
Transfers between segments	(0.7)	(1.6)	—	—	2.3	—
Net sales to unaffiliated customers	$176.6	$92.1	$13.0	$0.7	$—	$282.4

Income (loss) from operations	$14.7	$22.4	$1.6	$(1.5)	$(15.4)	$21.8
Interest expense, net						0.0
Other income, net						(4.1)
Pre-tax income						$25.9

(in millions)	July 29, 2023	April 29, 2023
Identifiable assets:
Automotive	$702.8	$700.2
Industrial	665.7	672.3
Interface	126.8	127.2
Medical	2.1	6.2
Eliminations/Corporate	76.7	73.2
Total identifiable assets	$1,574.1	$1,579.1

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect all or any portion of the judgment.

Note 13. Restructuring

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

In the three months ended July 29, 2023, the Company made the decision to initiate the discontinuation of the Dabir business in the Medical segment. The Company is currently executing a wind down process of the Dabir business which is expected to be completed by approximately the end of fiscal 2024 in accordance with contractual and regulatory commitments. The Company recognized $0.1 million of severance costs in the three months ended July 29, 2023 in selling and administrative expenses. The Company expects to recognize an additional $0.4 million of severance costs in the second quarter of fiscal 2024. In addition, in the three months ended July 29, 2023, the Company recognized fixed asset impairment charges of $0.6 million in cost of products sold related to this restructuring action.

Note 14. Subsequent Events

On August 31, 2023, the Company announced that Donald W. Duda, its President and Chief Executive Officer, plans to retire once a successor is found. Mr. Duda has agreed to offer his resignation as a director as of the appointment of his successor. The Company and Mr. Duda executed a Retention, Transition Services and Consulting Agreement (the “Transition Agreement”) for the purpose of outlining Mr. Duda’s role in the Company’s leadership transition following the appointment of his successor and setting his compensation relating to those transition services. The Transition Agreement provides that Mr. Duda will remain in the role of President and Chief Executive Officer at the discretion of the Board until a new chief executive officer is hired, at which time he will remain an employee of the Company with such title as may be determined by the Board until the last day of the third month following the hiring of his successor.

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

Additional details and factors are discussed under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended April 29, 2023. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment and consumer appliance. Our business is managed on a segment basis, with those segments being Automotive, Industrial, Interface and Medical.

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

Global Supply Chain Disruptions

Due to various factors that are beyond our control, there continues to be global supply chain disruptions, including a worldwide semiconductor supply shortage. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition in fiscal 2024.

Acquisition of Nordic Lights

We acquired 92.2% of the outstanding shares of Nordic Lights on April 20, 2023 and acquired a further 7.2% of the outstanding shares of Nordic Lights in the three months ended July 29, 2023. As of July 29, 2023, our current ownership in Nordic Lights is 99.4%. The results of operations of Nordic Lights are reported within the Industrial segment. For further information, see Note 3, “Acquisition” to the condensed consolidated financial statements included in this Report.

Consolidated Results of Operations

The table below compares our results of operations between the three months ended July 29, 2023 and the three months ended July 30, 2022:

	Three Months Ended
(in millions)	July 29, 2023	July 30, 2022
Net sales	$289.7	$282.4
Cost of products sold	235.7	220.6
Gross profit	54.0	61.8
Selling and administrative expenses	44.5	35.3
Amortization of intangibles	5.7	4.7
Interest expense, net	2.8	—
Other expense (income), net	—	(4.1)
Income tax expense	0.1	4.4
Net income	0.9	21.5
Net income attributable to redeemable noncontrolling interest	—	—
Net income attributable to Methode	$0.9	$21.5

Net sales

Net sales increased $7.3 million, or 2.6%, to $289.7 million in the three months ended July 29, 2023, compared to $282.4 million in the three months ended July 30, 2022. The increase was primarily due to the acquisition of Nordic Lights, which contributed $21.2 million of net sales, and favorable foreign currency translation of $0.5 million, partially offset by lower customer cost recoveries from spot buys of materials and premium freight costs of $10.4 million. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $4.0 million, or 1.5%. See further discussion below by reportable operating segment.

Cost of products sold

Cost of products sold increased $15.1 million, or 6.8%, to $235.7 million (81.4% of net sales) in the three months ended July 29, 2023, compared to $220.6 million (78.1% of net sales) in the three months ended July 30, 2022. The increase was primarily due to the acquisition of Nordic Lights, which accounted for $15.9 million of the increase, and favorable foreign currency translation of $0.3 million. Excluding Nordic Lights and foreign currency translation, cost of products sold decreased $1.1 million. The decrease was primarily due to lower material costs as a result of a decrease in sales volumes, partially offset by higher salary, freight and operating expenses. Restructuring costs were $0.6 million in the three months ended July 29, 2023, compared to zero in the three months ended July 30, 2022.

Gross profit margin

Gross profit margin was 18.6% of net sales in the three months ended July 29, 2023, compared to 21.9% of net sales in the three months ended July 30, 2022. The decrease was a result of continued inflationary pressures on material costs and operational inefficiencies in the Automotive segment.

Selling and administrative expenses

Selling and administrative expenses increased $9.2 million, or 26.1%, to $44.5 million (15.4% of net sales) in the three months ended July 29, 2023, compared to $35.3 million (12.5% of net sales) in the three months ended July 30, 2022. The acquisition of Nordic Lights and favorable foreign currency translation accounted for $2.0 million and $0.3 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, selling and administrative expenses increased $6.9 million primarily due to higher professional fees and outbound freight expense.

Amortization of intangibles

Amortization of intangibles was $5.7 million in the three months ended July 29, 2023, compared to $4.7 million in the three months ended July 30, 2022. The increase was due to the recognition of amortization expense associated with the acquisition of Nordic Lights.

Interest expense, net

Interest expense, net was $2.8 million in the three months ended July 29, 2023, compared to zero in the three months ended July 30, 2022. The increase was due to higher borrowings, primarily to fund the acquisition of Nordic Lights, and higher interest rates.

Other expense (income), net

Other expense, net was zero in the three months ended July 29, 2023, compared to other income, net of $4.1 million in the three months ended July 30, 2022. In the three months ended July 30, 2022, we received $4.1 million of international government assistance. We did not receive any international government assistance in the three months ended July 29, 2023.

Income tax expense

Income tax expense was $0.1 million (10.0% effective tax rate) in the three months ended July 29, 2023, compared to $4.4 million (17.0% effective tax rate) in the three months ended July 30, 2022. The effective tax rate for the three months ended July 29, 2023 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by GILTI and non-deductible expenses. The effective tax rate for the three months ended July 30, 2022 was lower than the U.S. statutory tax rate primarily due to income derived from foreign operations with lower statutory tax rates partially offset by non-deductible expenses.

Net income

Net income decreased $20.6 million, or 95.8%, to $0.9 million in the three months ended July 29, 2023, compared to $21.5 million in the three months ended July 30, 2022. The acquisition of Nordic Lights contributed $1.1 million of net income, and the impact from favorable foreign currency translation was $0.2 million. Excluding Nordic Lights and foreign currency translation, net income decreased $21.9 million as a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended
($ in millions)	July 29, 2023	July 30, 2022
Net sales
North America	$66.8	$94.7
Europe, the Middle East & Africa ("EMEA")	52.2	52.1
Asia	39.3	29.8
Net sales	158.3	176.6
Gross profit	$15.3	$29.4
As a percent of net sales	9.7%	16.6%
(Loss) income from operations	$(2.8)	$14.7
As a percent of net sales	(1.8)%	8.3%

Customer cost recoveries:
North America	$—	$7.9
EMEA	0.2	1.2
Asia	—	—
Total	$0.2	$9.1

Net sales

Automotive segment net sales decreased $18.3 million, or 10.4%, to $158.3 million in the three months ended July 29, 2023, compared to $176.6 million in the three months ended July 30, 2022. Excluding foreign currency translation and customer cost recoveries, net sales decreased $9.4 million, or 5.6%.

Net sales in North America decreased $27.9 million to $66.8 million in the three months ended July 29, 2023, compared to $94.7 million in the three months ended July 30, 2022. Excluding customer cost recoveries, net sales decreased $20.0 million primarily due to lower sales volumes from a major program roll-off and lower sales volumes of integrated center stack products. Net sales in EMEA increased $0.1 million to $52.2 million in the three months ended July 29, 2023, compared to $52.1 million in the three months ended July 30, 2022. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $2.3 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA decreased $1.2 million due to lower sales volumes of sensor products, partially offset by higher sales volumes of user interface and switch products. Net sales in Asia increased $9.5 million to $39.3 million in the three months ended July 29, 2023, compared to $29.8 million in the three months ended July 30, 2022. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $2.3 million. Excluding foreign currency translation, Asia net sales increased $11.8 million. Net sales in the three months ended July 30, 2022 were impacted by COVID-19 lockdowns in China.

Gross profit

Automotive segment gross profit decreased $14.1 million, or 48.0%, to $15.3 million in the three months ended July 29, 2023, compared to $29.4 million in the three months ended July 30, 2022. Excluding the impact of foreign currency translation, gross profit decreased $14.3 million. Gross profit margins decreased to 9.7% in the three months ended July 29, 2023, compared to 16.6% in the three months ended July 30, 2022. The decrease in gross profit margins was due to lower sales volumes in North America and EMEA and operational inefficiencies in North America. This was partially offset by higher gross profit in Asia as a result of an increase in sales volumes.

Income from operations

Automotive segment income from operations decreased $17.5 million, or 119.0%, to a loss of $2.8 million in the three months ended July 29, 2023, compared to income of $14.7 million in the three months ended July 30, 2022. Excluding the impact of foreign currency translation, income from operations decreased $17.2 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased primarily due to higher outbound freight expense.

Industrial

	Three Months Ended
($ in millions)	July 29, 2023	July 30, 2022
Net sales	$115.4	$92.1
Gross profit	$35.6	$30.4
As a percent of net sales	30.8%	33.0%
Income from operations	$24.2	$22.4
As a percent of net sales	21.0%	24.3%

Customer cost recoveries	$0.1	$1.4

Net sales

Industrial segment net sales increased $23.3 million, or 25.3%, to $115.4 million in the three months ended July 29, 2023, compared to $92.1 million in the three months ended July 30, 2022. The increase was primarily due to the acquisition of Nordic Lights, which contributed $21.2 million of net sales, and favorable foreign currency translation of $0.5 million, partially offset by lower customer cost recoveries from spot buys of materials and premium freight costs of $1.3 million. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales increased $2.9 million, or 3.2%, primarily due to higher sales volumes of commercial vehicle lighting solutions and radio remote control devices.

Gross profit

Industrial segment gross profit increased $5.2 million, or 17.1%, to $35.6 million in the three months ended July 29, 2023, compared to $30.4 million in the three months ended July 30, 2022. The increase was due to the acquisition of Nordic Lights, which contributed $5.3 million of gross profit. Gross profit margins decreased to 30.8% in the three months ended July 29, 2023, compared to 33.0% in the three months ended July 30, 2022. Gross profit margins were impacted by product mix.

Income from operations

Industrial segment income from operations increased $1.8 million, or 8.0%, to $24.2 million in the three months ended July 29, 2023, compared to $22.4 million in the three months ended July 30, 2022. The increase was due to the acquisition of Nordic Lights, which contributed $2.2 million of income from operations. Excluding Nordic Lights and the impact of foreign currency translation, income from operations decreased $0.6 million due to higher selling and administrative expenses.

Interface

	Three Months Ended
($ in millions)	July 29, 2023	July 30, 2022
Net sales	$15.2	$13.0
Gross profit	$3.6	$2.2
As a percent of net sales	23.7%	16.9%
Income from operations	$2.9	$1.6
As a percent of net sales	19.1%	12.3%

Customer cost recoveries	$0.4	$0.6

Net sales

Interface segment net sales increased $2.2 million, or 16.9% to $15.2 million in the three months ended July 29, 2023, compared to $13.0 million in the three months ended July 30, 2022. Excluding customer cost recoveries, net sales increased $2.4 million, or 19.4%. The increase was primarily due to higher sales volumes of appliance products and data solutions products.

Gross profit

Interface segment gross profit increased $1.4 million, or 63.6%, to $3.6 million in the three months ended July 29, 2023, compared to $2.2 million in the three months ended July 30, 2022. Gross profit margins increased to 23.7% in the three months ended July 29, 2023, compared to 16.9% in the three months ended July 30, 2022. The increase in gross profit margins was primarily due to higher sales volumes.

Income from operations

Interface segment income from operations increased $1.3 million, or 81.3%, to $2.9 million in the three months ended July 29, 2023, compared to $1.6 million in the three months ended July 30, 2022. The increase was due to higher gross profit.

Medical

	Three Months Ended
(in millions)	July 29, 2023	July 30, 2022
Net sales	$0.8	$0.7
Gross profit	$(0.7)	$(0.2)
Loss from operations	$(2.2)	$(1.5)

In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of the Dabir business (which accounts for all of the Medical segment's financial results). We are currently executing a wind down process of the Dabir business which is expected to be completed by approximately the end of fiscal 2024 in accordance with contractual and regulatory commitments.

Net sales

Medical segment net sales increased $0.1 million to $0.8 million in the three months ended July 29, 2023, compared to $0.7 million in the three months ended July 30, 2022.

Gross profit

Medical segment gross profit was a loss of $0.7 million in the three months ended July 29, 2023 compared to a loss of $0.2 million in the three months ended July 30, 2022. The increase in the loss was due to the recognition of restructuring costs of $0.6 million in the three months ended July 29, 2023.

Loss from operations

Medical segment loss from operations increased $0.7 million to $2.2 million in the three months ended July 29, 2023, compared to $1.5 million in the three months ended July 30, 2022. The increase in the loss was primarily due to higher selling and administrative expenses and restructuring costs. Selling and administrative expenses include $0.1 million of restructuring costs recognized in the three months ended July 29, 2023.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to supply chain disruptions, inflationary pressure or other geopolitical risks, including the Russia-Ukraine war, our liquidity position could be severely impacted.

As of July 29, 2023, we had $147.9 million of cash and cash equivalents, of which $139.7 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

The Board of Directors authorized a program to purchase up to $200.0 million of our outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. We did not purchase any shares during the three months ended July 29, 2023. As of July 29, 2023, a total of 2,790,375 shares have been purchased at a total cost of $119.3 million since the commencement of the share buyback program. As of July 29, 2023, the dollar value of shares that remained available to be purchased under this share buyback program was $80.7 million.

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

As of July 29, 2023, $337.5 million was outstanding under the revolving credit facility. We were in compliance with all covenants under the Credit Agreement as of July 29, 2023. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Report.

Cash Flows

	Three Months Ended
(in millions)	July 29, 2023	July 30, 2022
Operating activities:
Net income	$0.9	$21.5
Non-cash items	17.5	14.9
Changes in operating assets and liabilities	(24.0)	(23.7)
Net cash (used in) provided by operating activities	(5.6)	12.7
Net cash used in investing activities	(13.8)	(9.6)
Net cash provided by (used in) financing activities	12.5	(20.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.2)	(1.9)
Decrease in cash and cash equivalents	(9.1)	(19.6)
Cash and cash equivalents at beginning of the period	157.0	172.0
Cash and cash equivalents at end of the period	$147.9	$152.4

Operating activities

Net cash used in operating activities was $5.6 million in the three months ended July 29, 2023, compared to net cash provided by operating activities of $12.7 million in the three months ended July 30, 2022. The decrease was due to lower net income adjusted for non-cash items. The $24.0 million of cash outflows for operating assets and liabilities in the three months ended July 29, 2023 was primarily due to higher inventory and lower accounts payable and other liabilities, partially offset by lower accounts receivable.

Investing activities

Net cash used in investing activities was $13.8 million in the three months ended July 29, 2023, compared to $9.6 million in the three months ended July 30, 2022 and represented capital expenditures.

Financing activities

Net cash provided by financing activities was $12.5 million in the three months ended July 29, 2023, compared to net cash used in financing activities of $20.8 million in the three months ended July 30, 2022. In the three months ended July 30, 2022, we used $11.9 million cash for the purchase of shares under our share buyback program. We did not purchase any of our shares in the three months ended July 29, 2023. We paid cash dividends of $5.3 million in the three months ended July 29, 2023, compared to $5.0 million in the three months ended July 30, 2022. In the three months ended July 29, 2023, we had net borrowings of $31.9 million, compared to net repayments of borrowings of $3.3 million in the three months ended July 30, 2022. In addition, we paid $10.2 million for the purchase of redeemable noncontrolling interests related to Nordic Lights.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. We opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect all or any portion of the judgment.

In the three months ended July 29, 2023 and July 30, 2022, we incurred Hetronic-related legal fees of $0.1 million and $0.8 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the three months ended July 29, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 29, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 29, 2023 due to the previously reported material weakness that was disclosed in our Annual Report on Form 10-K for the year ended April 29, 2023.

Notwithstanding the identified material weakness, management, including our CEO and CFO, believe that the condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended April 29, 2023, our management concluded that our internal controls over financial reporting were not effective as of April 29, 2023 due to a material weakness. The material weakness related to revenue at a business unit in our Automotive segment. Specifically, we did not maintain effective review, approval and validation controls over pricing data entered into the business unit's financial system and non-standard contract terms.

We are in the process of implementing a plan to address the material weakness. Our remediation plan includes, among other items, (1) enhancing the design and operating effectiveness of internal controls over the review, approval and validation of customer pricing data and non-standard contract terms; and (2) developing and deploying additional training programs around the operation and importance of internal controls. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that has led to the material weakness we have identified and strengthen our internal controls over financial reporting. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to the risk factors previously disclosed in Part I - Item 1A, “Risk Factors” of our Form 10-K for the year ended April 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a program to purchase of up to $200.0 million of the Company’s outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of July 29, 2023, we purchased and retired $119.3 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended July 29, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
April 29, 2023 through May 27, 2023 (1)	92,156	$40.99	-	$80.7
May 28, 2023 through July 1, 2023	-	$-	-	$80.7
July 2, 2023 through July 29, 2023	-	$-	-	$80.7

(1) Represents shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units. No purchases were made under the Company’s share buyback program during the three month period ended July 29, 2023.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1**	Long-Term Performance-Based Award Agreement dated as of September 14, 2022 between the Company and Kerry Vyverberg.
10.2**	Long-Term Time-Based Award Agreement dated as of September 14, 2022 between the Company and Kerry Vyverberg.
10.3**	Restricted Stock Unit Award Agreement effective as of June 16, 2021 between the Company and Kerry Vyverberg.
10.4**	Change in Control Agreement dated as of March 16, 2022 between the Company and Kerry Vyverberg.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	September 7, 2023