Form 10-Q
period 2023-10-28
METHODE ELECTRONICS INC
filed 2023-12-07
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 28, 2023

or

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

At December 4, 2023, the registrant had 35,599,426 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$288.0	$315.9	$577.7	$598.3

Cost of products sold	235.7	241.8	471.4	462.4

Gross profit	52.3	74.1	106.3	135.9

Selling and administrative expenses	40.9	36.6	85.4	71.9
Goodwill impairment	56.5	—	56.5	—
Amortization of intangibles	6.2	4.7	11.9	9.4

(Loss) income from operations	(51.3)	32.8	(47.5)	54.6

Interest expense, net	4.4	0.5	7.2	0.5
Other income, net	(0.2)	(1.1)	(0.2)	(5.2)

Pre-tax (loss) income	(55.5)	33.4	(54.5)	59.3

Income tax (benefit) expense	(0.2)	5.8	(0.1)	10.2
Net (loss) income	(55.3)	27.6	(54.4)	49.1
Net income attributable to redeemable noncontrolling interest	—	—	—	—

Net (loss) income attributable to Methode	$(55.3)	$27.6	$(54.4)	$49.1

(Loss) income per share attributable to Methode:
Basic	$(1.55)	$0.76	$(1.52)	$1.35
Diluted	$(1.55)	$0.75	$(1.52)	$1.33

Cash dividends per share	$0.14	$0.14	$0.28	$0.28

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss) income	$(55.3)	$27.6	$(54.4)	$49.1

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20.2)	(19.7)	(22.7)	(30.6)
Derivative financial instruments	0.4	1.6	(1.2)	3.1
Other comprehensive loss	(19.8)	(18.1)	(23.9)	(27.5)
Comprehensive (loss) income	(75.1)	9.5	(78.3)	21.6
Comprehensive income attributable to redeemable noncontrolling interest	—	—	—	—
Comprehensive (loss) income attributable to Methode	$(75.1)	$9.5	$(78.3)	$21.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	October 28, 2023	April 29, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122.5	$157.0
Accounts receivable, net	292.3	314.3
Inventories	183.9	159.7
Income tax receivable	16.7	12.9
Prepaid expenses and other current assets	21.1	20.5
Total current assets	636.5	664.4
Long-term assets:
Property, plant and equipment, net	224.6	220.3
Goodwill	220.7	301.9
Other intangible assets, net	264.7	256.7
Operating lease right-of-use assets, net	26.9	28.4
Deferred tax assets	33.0	33.6
Pre-production costs	44.5	36.1
Other long-term assets	34.0	37.7
Total long-term assets	848.4	914.7
Total assets	$1,484.9	$1,579.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133.5	$138.7
Accrued employee liabilities	29.0	36.7
Other accrued liabilities	38.7	34.5
Short-term operating lease liabilities	6.6	6.8
Short-term debt	3.0	3.2
Income tax payable	7.5	8.1
Total current liabilities	218.3	228.0
Long-term liabilities:
Long-term debt	329.0	303.6
Long-term operating lease liabilities	20.9	21.8
Long-term income tax payable	9.3	16.7
Other long-term liabilities	16.5	14.3
Deferred tax liabilities	46.0	41.8
Total long-term liabilities	421.7	398.2
Total liabilities	640.0	626.2
Redeemable noncontrolling interest	—	11.1
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,034,050 shares and 37,167,375 shares issued as of October 28, 2023 and April 29, 2023, respectively	18.5	18.6
Additional paid-in capital	183.8	181.0
Accumulated other comprehensive loss	(42.9)	(19.0)
Treasury stock, 1,346,624 shares as of October 28, 2023 and April 29, 2023	(11.5)	(11.5)
Retained earnings	697.0	772.7
Total shareholders' equity	844.9	941.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,484.9	$1,579.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended October 28, 2023
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 29, 2023	$0.9	37,356,156	$18.7	$182.5	$(23.1)	$(11.5)	$764.8	$931.4
Issuance of restricted stock, net of tax withholding	—	673	—	—	—	—	—	—
Purchase of redeemable noncontrolling interest	(0.9)	—	—	—	—	—	—	—
Purchases of common stock	—	(322,779)	(0.2)	—	—	—	(7.6)	(7.8)
Stock-based compensation expense	—	—	—	1.3	—	—	—	1.3
Other comprehensive loss	—	—	—	—	(19.8)	—	—	(19.8)
Net loss	—	—	—	—	—	—	(55.3)	(55.3)
Dividends on common stock	—	—	—	—	—	—	(4.9)	(4.9)
Balance as of October 28, 2023	$—	37,034,050	$18.5	$183.8	$(42.9)	$(11.5)	$697.0	$844.9

	Three Months Ended October 29, 2022
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 30, 2022	$—	38,001,714	$19.0	$172.0	$(36.2)	$(11.5)	$768.1	$911.4
Issuance of restricted stock, net of tax withholding	—	12,098	—	—	—	—	—	—
Purchases of common stock	—	(508,179)	(0.3)	—	—	—	(19.4)	(19.7)
Stock-based compensation expense	—	—	—	2.7	—	—	—	2.7
Other comprehensive loss	—	—	—	—	(18.1)	—	—	(18.1)
Net income	—	—	—	—	—	—	27.6	27.6
Dividends on common stock	—	—	—	—	—	—	(5.1)	(5.1)
Balance as of October 29, 2022	$—	37,505,633	$18.7	$174.7	$(54.3)	$(11.5)	$771.2	$898.8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Six Months Ended October 28, 2023
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 29, 2023	$11.1	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8
Issuance of restricted stock, net of tax withholding	—	189,454	0.1	(0.1)	—	—	(3.8)	(3.8)
Purchase of redeemable noncontrolling interest	(11.1)	—	—	—	—	—	—	—
Purchases of common stock	—	(322,779)	(0.2)	—	—	—	(7.6)	(7.8)
Stock-based compensation expense	—	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(23.9)	—	—	(23.9)
Net loss	—	—	—	—	—	—	(54.4)	(54.4)
Dividends on common stock	—	—	—	—	—	—	(9.9)	(9.9)
Balance as of October 28, 2023	$—	37,034,050	$18.5	$183.8	$(42.9)	$(11.5)	$697.0	$844.9

	Six Months Ended October 29, 2022
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 30, 2022	$—	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8
Issuance of restricted stock, net of tax withholding	—	54,479	—	—	—	—	(0.4)	(0.4)
Purchases of common stock	—	(825,814)	(0.5)	—	—	—	(31.1)	(31.6)
Stock-based compensation expense	—	—	—	5.7	—	—	—	5.7
Other comprehensive loss	—	—	—	—	(27.5)	—	—	(27.5)
Net income	—	—	—	—	—	—	49.1	49.1
Dividends on common stock	—	—	—	—	—	—	(10.3)	(10.3)
Balance as of October 29, 2022	$—	37,505,633	$18.7	$174.7	$(54.3)	$(11.5)	$771.2	$898.8

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	October 28, 2023	October 29, 2022
Operating activities:
Net (loss) income	$(54.4)	$49.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.4	24.5
Stock-based compensation expense	3.9	6.7
Change in cash surrender value of life insurance	(0.2)	(0.2)
Amortization of debt issuance costs	0.4	0.3
Loss on sale of assets	0.5	0.1
Impairment of long-lived assets	0.6	0.4
Goodwill impairment	56.5	—
Change in deferred income taxes	(1.0)	1.0
Other	0.8	0.2
Changes in operating assets and liabilities:
Accounts receivable	12.5	(50.6)
Inventories	(29.1)	(19.5)
Prepaid expenses and other assets	(10.8)	(15.7)
Accounts payable	(1.8)	21.5
Other liabilities	(12.5)	10.3
Net cash (used in) provided by operating activities	(6.2)	28.1

Investing activities:
Purchases of property, plant and equipment	(24.5)	(18.0)
Proceeds from settlement of net investment hedge	0.6	—
Proceeds from disposition of assets	1.6	3.5
Net cash used in investing activities	(22.3)	(14.5)

Financing activities:
Taxes paid related to net share settlement of equity awards	(3.8)	(0.5)
Repayments of finance leases	(0.1)	(0.2)
Purchases of common stock	(7.8)	(31.6)
Cash dividends	(10.1)	(9.9)
Purchase of redeemable noncontrolling interest	(10.9)	—
Proceeds from borrowings	213.9	—
Repayments of borrowings	(179.3)	(6.5)
Net cash provided by (used in) financing activities	1.9	(48.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.9)	(7.3)
Decrease in cash and cash equivalents	(34.5)	(42.4)
Cash and cash equivalents at beginning of the period	157.0	172.0
Cash and cash equivalents at end of the period	$122.5	$129.6

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6.7	$1.4
Income taxes, net of refunds	$14.5	$12.5
Operating lease obligations	$4.5	$4.0

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

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended October 28, 2023 and October 29, 2022 were both 13-week periods and the six months ended October 28, 2023 and October 29, 2022 were both 26-week periods.

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

Recently adopted accounting pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Accounting Standards Codification ("ASC") 606, as if the acquirer had originated the contracts. Prior to the issuance of this ASU, contract assets and liabilities were recognized at fair value on the acquisition date. The Company adopted this ASU in the first quarter of fiscal 2024 on a prospective basis. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements or related disclosures and is only applicable to future business acquisitions.

New accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The adoption of this ASU will result in increased disclosures for the Company's segments.

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at October 28, 2023, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 29, 2023. There have been no material changes to the significant accounting policies in the six months ended October 28, 2023.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the six months ended October 28, 2023 and October 29, 2022 were not material.

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

	Three Months Ended October 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$70.9	$52.0	$11.7	$1.5	$136.1
Europe, the Middle East & Africa ("EMEA")	49.7	42.8	—	—	92.5
Asia	33.7	25.6	—	0.1	59.4
Total net sales	$154.3	$120.4	$11.7	$1.6	$288.0
Timing of revenue recognition:
Goods transferred at a point in time	$149.9	$120.4	$11.7	$1.6	$283.6
Goods transferred over time	4.4	—	—	—	4.4
Total net sales	$154.3	$120.4	$11.7	$1.6	$288.0

	Three Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$97.8	$40.1	$14.0	$1.1	$153.0
EMEA	53.9	37.9	—	—	91.8
Asia	45.2	25.8	0.1	—	71.1
Total net sales	$196.9	$103.8	$14.1	$1.1	$315.9
Timing of revenue recognition:
Goods transferred at a point in time	$192.3	$103.8	$14.1	$1.1	$311.3
Goods transferred over time	4.6	—	—	—	4.6
Total net sales	$196.9	$103.8	$14.1	$1.1	$315.9

	Six Months Ended October 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$137.7	$92.0	$26.9	$2.3	$258.9
EMEA	101.9	93.9	—	—	195.8
Asia	73.0	49.9	—	0.1	123.0
Total net sales	$312.6	$235.8	$26.9	$2.4	$577.7
Timing of revenue recognition:
Goods transferred at a point in time	$304.1	$235.8	$26.9	$2.4	$569.2
Goods transferred over time	8.5	—	—	—	8.5
Total net sales	$312.6	$235.8	$26.9	$2.4	$577.7

	Six Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$192.5	$80.8	$27.0	$1.8	$302.1
EMEA	106.0	66.4	—	—	172.4
Asia	75.0	48.7	0.1	—	123.8
Total net sales	$373.5	$195.9	$27.1	$1.8	$598.3
Timing of revenue recognition:
Goods transferred at a point in time	$364.4	$195.9	$27.1	$1.8	$589.2
Goods transferred over time	9.1	—	—	—	9.1
Total net sales	$373.5	$195.9	$27.1	$1.8	$598.3

Note 3. Acquisition and Disposition

Acquisition

On April 20, 2023, the Company acquired 92.2% of the outstanding shares in Nordic Lights Group Corporation (“Nordic Lights”), a premium provider of high-quality lighting solutions for heavy duty equipment headquartered in Finland, for €121.8 million ($134.2 million) in cash. Between May 2023 and July 2023, the Company acquired an additional 7.2% of the outstanding shares of Nordic Lights for €9.2 million ($10.2 million), increasing the Company’s ownership to 99.4%. On October 10, 2023, the Company acquired the remaining 0.6% of the outstanding shares in Nordic Lights for €0.8 million ($0.9 million), as determined by the Finnish arbitral tribunal administering the redemption proceedings for the shares not tendered to the Company. Accordingly, the Company owned 100% of the outstanding shares in Nordic Lights as of October 10, 2023. The acquisition of Nordic Lights complements the Company’s existing LED lighting solution offerings.

The acquisition was funded through a combination of borrowings under the Company's revolving credit facility and cash on hand. The results of the operations of Nordic Lights are reported within the Industrial segment from the date of acquisition. The acquisition was accounted for as a business combination. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of valuation assumptions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments in the period in which the adjustments are determined. Measurement period adjustments recognized in the three months ended October 28, 2023, resulted from the receipt of incremental data utilized in the determination of fair value, including valuation assumptions.

The preliminary fair value and subsequent measurement period adjustments of the assets acquired and liabilities assumed, including a reconciliation to the total purchase price, were as follows:

	As reported as of July 29, 2023	Measurement period adjustments	As of October 28, 2023
(in millions)
Cash and cash equivalents	$19.6	$—	$19.6
Accounts receivable	17.1	—	17.1
Inventories	9.6	(0.2)	9.4
Property, plant and equipment	12.9	3.4	16.3
Identifiable intangible assets	68.1	24.5	92.6
Accounts payable	(10.8)	—	(10.8)
Long-term debt	(24.4)	—	(24.4)
Other assets and liabilities, net	(2.8)	(0.5)	(3.3)
Deferred tax liabilities	(13.4)	(5.4)	(18.8)
Total identifiable net assets acquired	75.9	21.8	97.7
Goodwill	69.6	(21.8)	47.8
Total fair value of net assets acquired	145.5	—	145.5
Less: redeemable noncontrolling interest	(11.3)	—	(11.3)
Total purchase price	$134.2	$—	$134.2

The noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the fair value of net assets acquired, as of the acquisition date. The noncontrolling interest is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets as minority shareholders owning less than 10% of the outstanding shares in a company in Finland have the right to require the company to redeem their shares. As noted above, in the six months ended October 28, 2023, the Company acquired the entire redeemable noncontrolling interest.

Goodwill arising from the acquisition was included in the Industrial segment as of October 28, 2023 and was attributable to potential synergies and an assembled workforce. The Company does not expect any recognized goodwill from this acquisition to be deductible for income tax purposes.

Intangible assets primarily include customer relationships, technology licenses and trademarks. The weighted average amortization period for the acquired intangible assets is approximately 18.2 years.

The pro-forma effects of this acquisition would not materially impact the Company’s operating results for the six months ended October 29, 2022, and as a result no pro-forma financial statements are presented. In the six months ended October 28, 2023, additional acquisition costs of $0.5 million were incurred and reported in selling and administrative expenses.

Disposition

In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of the Dabir business in the Medical segment. On October 13, 2023, the Company sold certain assets and contracts of its Dabir business to a third party for consideration of $1.5 million. In the three and six months ended October 28, 2023, the Company recorded a loss on the sale, including transaction costs, of $0.6 million, which was included in other income, net on the Company's condensed consolidated statement of operations. The discontinuation of the Dabir business does not qualify as a discontinued operation as it does not represent a strategic shift that would have a major effect on the Company's operations or financial results.

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

The Company’s income tax (benefit) expense and effective tax rate for the three and six months ended October 28, 2023 and October 29, 2022 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Pre-tax (loss) income	$(55.5)	$33.4	$(54.5)	$59.3
Income tax (benefit) expense	$(0.2)	5.8	$(0.1)	10.2
Effective tax rate	0.4%	17.4%	0.2%	17.2%

The effective tax rate for the three and six months ended October 28, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to the impact of an impairment of goodwill which is non-deductible for tax purposes, income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, offset by global intangible low-tax income. The effective tax rate for the three and six months ended October 29, 2022 was lower than the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses.

The Company’s gross unrecognized income tax benefits were $4.6 million and $4.5 million as of October 28, 2023 and April 29, 2023, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.3 million and $0.2 million as of October 28, 2023 and April 29, 2023, respectively.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of October 28, 2023 and April 29, 2023, the Company had a balance of $0.2 million and $1.3 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.5 million and $1.3 million at October 28, 2023 and April 29, 2023, respectively.

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

(in millions)	October 28, 2023	April 29, 2023
Finished products	$47.3	$36.6
Work in process	17.7	14.4
Raw materials	118.9	108.7
Total inventories	$183.9	$159.7

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	October 28, 2023	April 29, 2023
Land	$3.0	$3.0
Buildings and building improvements	99.5	98.8
Machinery and equipment	411.4	414.3
Construction in progress	48.0	40.6
Total property, plant and equipment, gross	561.9	556.7
Less: accumulated depreciation	(337.3)	(336.4)
Property, plant and equipment, net	$224.6	$220.3

Depreciation expense was $8.2 million and $7.5 million in the three months ended October 28, 2023 and October 29, 2022, respectively. Depreciation expense was $16.5 million and $15.1 million in the six months ended October 28, 2023 and October 29, 2022, respectively. As of October 28, 2023 and April 29, 2023, capital expenditures recorded in accounts payable totaled $5.6 million and $4.5 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of October 28, 2023 and April 29, 2023, the Company had $44.5 million and $36.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of October 28, 2023 and April 29, 2023, Company-owned tooling was $15.6 million and $12.2 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of April 29, 2023	$106.2	$195.7	$301.9
Acquisition (Note 3)	—	(21.8)	(21.8)
Impairment	(56.5)	—	(56.5)
Foreign currency translation	(0.3)	(2.6)	(2.9)
Balance as of October 28, 2023	$49.4	$171.3	$220.7

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

As a result of sustained decreases in the Company’s publicly quoted share price, market capitalization and lower than expected operating results, the Company concluded that a triggering event had occurred requiring an interim goodwill impairment assessment. These factors suggested that the fair value of one or more of the Company's reporting units may have fallen below their carrying amounts. The Company quantitatively assessed its reporting units which have performed substantially below the forecast used in its last quantitative fair value test. The reporting units that were quantitatively assessed were North American Automotive ("NAA") and European Automotive ("EA").

The Company engaged a third-party valuation specialist to assist management in performing the interim goodwill impairment assessment. The fair value of the NAA and EA reporting units were estimated using a combination of the income approach and market approach, weighted accordingly for the specific circumstances of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses appropriate valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Long-range forecasting involves uncertainty which increases with each successive period. Revenue growth rates and profitability assumptions, especially in the outer years, involve a greater degree of uncertainty.

Based upon the results of the quantitative impairment test, the Company determined the carrying value of the NAA and EA reporting units exceeded their fair value at October 28, 2023. As a result, the Company recognized a non-cash goodwill impairment charge of $56.5 million ($50.4 million for NAA and $6.1 million for EA, respectively) in the three and six months ended October 28, 2023, which was determined as the excess carrying value over fair value of the respective reporting unit up to the carrying value of the goodwill immediately prior to the impairment. Any significant changes to the assumptions regarding future performance, an adverse change to macroeconomic conditions, a further reduction in the Company's market capitalization, or a change to other assumptions could result in impairment losses in the future, which could be significant.

A summary of goodwill by reporting unit is as follows:

(in millions)	October 28, 2023	April 29, 2023
Grakon Industrial	$123.9	$124.5
North American Automotive	49.4	99.8
Nordic Lights	45.8	69.6
European Automotive	—	6.4
Other	1.6	1.6
Total	$220.7	$301.9

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of October 28, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$303.6	$(76.1)	$227.5	15.2
Trade names, patents and technology licenses	74.0	(38.6)	35.4	7.1
Total amortized intangible assets	377.6	(114.7)	262.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$379.4	$(114.7)	$264.7

	As of April 29, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$286.7	$(68.2)	$218.5	14.8
Trade names, patents and technology licenses	71.6	(35.2)	36.4	6.0
Total amortized intangible assets	358.3	(103.4)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$360.1	$(103.4)	$256.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2024	$11.8
2025	23.1
2026	22.2
2027	21.6
2028	19.3
Thereafter	164.9
Total	$262.9

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

The Company had a variable-rate, cross-currency swap, with a notional value of $60.0 million (€54.8 million), that matured on August 31, 2023 with a gain of approximately $0.6 million. The cross-currency swap was designated as a hedge of the Company’s net investment in its euro-denominated subsidiaries. The gain will remain in AOCI until the hedged net investment is sold or substantially liquidated.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended October 28, 2023 and October 29, 2022, the Company recorded gains of $0.4 million and $0.6 million, respectively, in interest expense, net in the condensed consolidated statements of income. For the six months ended October 28, 2023 and October 29, 2022, the Company recorded gains of $1.1 million and $0.9 million, respectively, in interest expense, net in the condensed consolidated statements of income.

The Company has also designated its euro-denominated long-term borrowings of $290.6 million under the Credit Agreement as a hedge of the Company's investment in its euro-denominated subsidiaries. The objective of the designation is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The change in the value of the euro-denominated long-term borrowings, which is due to changes in foreign exchange rates, is recorded as a cumulative translation adjustment in AOCI, net of tax. For the three months ended October 28, 2023, the transaction gain associated with this net investment hedge reported in AOCI was $7.5 million. For the six months ended October 28, 2023 the transaction gain associated with this net investment hedge reported in AOCI was $7.3 million.

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or six months ended October 28, 2023 and October 29, 2022.

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

As of October 28, 2023 and April 29, 2023, the Company held foreign currency forward contracts with a notional value of $71.9 million and $59.9 million, respectively. During the three and six months ended October 28, 2023, the Company recognized a loss of $0.8 million and $2.7 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of income. During the three and six months ended October 29, 2022, the Company recognized a loss of $2.4 million and $2.8 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	October 28, 2023	April 29, 2023
Derivatives designated as hedging instruments:
Net investment hedges	Other accrued liabilities	$—	$(0.5)
Interest rate swaps	Prepaid expenses and other current assets	$—	$1.6
Interest rate swaps	Other long-term liabilities	$(1.1)	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$0.1
Foreign currency forward contracts	Other accrued liabilities	$(0.1)	$(0.1)

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net investment hedges	$1.1	$1.4	$1.2	$3.4
Interest rate swaps	(0.4)	0.7	(2.7)	0.7
Total	$0.7	$2.1	$(1.5)	$4.1

Note 8. Debt

A summary of debt is shown below:

(in millions)	October 28, 2023	April 29, 2023
Revolving credit facility	$330.6	$305.4
Other debt	4.4	4.7
Unamortized debt issuance costs	(3.0)	(3.3)
Total debt	332.0	306.8
Less: current maturities	(3.0)	(3.2)
Total long-term debt	$329.0	$303.6

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

As of October 28, 2023, the outstanding balance under the revolving credit facility included $290.6 million (€275.0 million) of euro-denominated borrowings. The Company has designated the euro-denominated borrowings as a net investment hedge of the foreign currency exposure of its investments in euro-denominated subsidiaries. Refer to Note 7, "Derivative Financial Instruments and Hedging Activities" for further information.

The weighted-average interest rate on outstanding US dollar and euro-denominated borrowings under the Credit Agreement was approximately 7.2% and 5.6%, respectively, as of October 28, 2023. The Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of October 28, 2023, the Company was in compliance with all the covenants in the Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of three notes with maturities ranging from 2023 to 2031. The weighted-average interest rate on this debt was approximately 1.4% at October 28, 2023 and $3.0 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback program

The Board of Directors authorized a program to purchase up to $200.0 million of the Company’s outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended		Six Months Ended
(in millions, except share and per share data)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Shares purchased	322,779	508,179	322,779	825,814
Average price per share	$24.03	$38.69	$24.03	$38.21
Total cost	$7.8	$19.7	$7.8	31.6

As of October 28, 2023, a total of 3,113,154 shares have been purchased at a total cost of $127.1 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of October 28, 2023, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was $72.9 million.

Dividends

The Company paid dividends totaling $4.8 million and $4.9 million in the three months ended October 28, 2023 and October 29, 2022, respectively. The Company paid dividends totaling $10.1 million and $9.9 million in the six months ended October 28, 2023 and October 29, 2022, respectively. Dividends paid in the six months ended October 28, 2023 include $0.4 million of dividend equivalent payments for restricted stock units that vested at the end of fiscal 2023.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended October 28, 2023			Six Months Ended October 28, 2023
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(22.3)	$(0.8)	$(23.1)	$(19.8)	$0.8	$(19.0)
Other comprehensive income (loss)	(17.6)	0.7	(16.9)	(20.3)	(1.5)	(21.8)
Tax (expense) benefit	(2.6)	(0.3)	(2.9)	(2.4)	0.3	(2.1)
Net other comprehensive income (loss)	(20.2)	0.4	(19.8)	(22.7)	(1.2)	(23.9)
Balance at the end of period	$(42.5)	$(0.4)	$(42.9)	$(42.5)	$(0.4)	$(42.9)

	Three Months Ended October 29, 2022			Six Months Ended October 29, 2022
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(41.4)	$5.2	$(36.2)	$(30.5)	$3.7	$(26.8)
Other comprehensive income (loss)	(19.9)	2.1	(17.8)	(30.8)	4.1	(26.7)
Tax (expense) benefit	0.2	(0.5)	(0.3)	0.2	(1.0)	(0.8)
Net other comprehensive income (loss)	(19.7)	1.6	(18.1)	(30.6)	3.1	(27.5)
Balance at the end of period	$(61.1)	$6.8	$(54.3)	$(61.1)	$6.8	$(54.3)

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

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of October 28, 2023, there were 4,943,780 shares available for award under the 2022 Plan.

Restricted stock awards and performance units

As of October 28, 2023, the Company had 933,674 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 466,837 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $26.8 million as of October 28, 2023, which, subject to the performance conditions being met, will be recognized through fiscal 2025. The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 29, 2023	933,674	$28.73
Awarded	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at October 28, 2023	933,674	$28.73

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 29, 2023	727,467	$30.60
Awarded	207,050	$22.83
Vested	(866)	$38.24
Forfeited	(13,474)	$41.62
Non-vested at October 28, 2023	920,177	$28.68

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of October 28, 2023, common stock to be delivered to these executives totaled 577,055 shares.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 29, 2023	—	45,750	45,750	$40.56
Awarded	16,804	30,194	46,998	$33.22
Issued	(16,804)	—	(16,804)	$33.32
Outstanding at October 28, 2023	—	75,944	75,944	$37.62

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 29, 2023	20,000	$37.01	1.2	$0.1
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at October 28, 2023	20,000	$37.01	0.7	$0.0

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

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Six Months Ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
RSUs	$1.3	$2.7	$2.3	$5.1
Deferred non-employee director awards	—	—	1.0	1.0
Non-employee director awards	—	—	0.6	0.6
Total stock-based compensation expense	$1.3	$2.7	$3.9	$6.7

Note 10. (Loss) Income per Share

Basic (loss) income per share attributable to Methode is calculated by dividing net (loss) income attributable to Methode by the weighted average number of common shares outstanding for the applicable period, but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted (loss) income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) income per share attributable to Methode:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net (loss) income attributable to Methode (in millions)	$(55.3)	$27.6	$(54.4)	$49.1

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	35,671,677	36,126,132	35,679,776	36,346,054
Dilutive potential common shares	—	715,699	—	682,762
Denominator for diluted income per share	35,671,677	36,841,831	35,679,776	37,028,816

(Loss) income per share attributable to Methode:
Basic	$(1.55)	$0.76	$(1.52)	$1.35
Diluted	$(1.55)	$0.75	$(1.52)	$1.33

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,543,183	940,510	1,536,206	934,522

In the three and six months ended October 28, 2023, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 584,000 and 589,000 common shares for the three and six months ended October 28, 2023, respectively.

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

The Medical segment is made up of the Company’s medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. Methode developed the technology for use by patients who are immobilized or otherwise at risk for pressure injuries, including patients undergoing long-duration surgical procedures. In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of Dabir Surfaces. In October 2023, the Company sold certain assets of its Dabir Surfaces business. See Note 3, "Acquisition and Disposition" for more information.

The tables below present information about the Company’s reportable segments:

	Three Months Ended October 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$158.0	$128.0	$11.7	$1.6	$(11.3)	$288.0
Transfers between segments	(3.7)	(7.6)	—	—	11.3	—
Net sales to unaffiliated customers	$154.3	$120.4	$11.7	$1.6	$—	$288.0

Income (loss) from operations	$(61.5)	$25.7	$1.0	$(0.7)	$(15.8)	$(51.3)
Interest expense, net						4.4
Other income, net						(0.2)
Pre-tax loss						$(55.5)

Goodwill impairment	$56.5	$—	$—	$—	$—	$56.5

	Three Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$198.3	$107.8	$14.1	$1.1	$(5.4)	$315.9
Transfers between segments	(1.4)	(4.0)	—	—	5.4	—
Net sales to unaffiliated customers	$196.9	$103.8	$14.1	$1.1	$—	$315.9

Income (loss) from operations	$23.4	$25.0	$1.6	$(1.4)	$(15.8)	$32.8
Interest expense, net						0.5
Other income, net						(1.1)
Pre-tax income						$33.4

	Six Months Ended October 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$319.1	$250.6	$27.0	$2.4	$(21.4)	$577.7
Transfers between segments	(6.5)	(14.8)	(0.1)	—	21.4	—
Net sales to unaffiliated customers	$312.6	$235.8	$26.9	$2.4	$—	$577.7

Income (loss) from operations	$(64.3)	$49.9	$3.9	$(2.9)	$(34.1)	$(47.5)
Interest expense, net						7.2
Other income, net						(0.2)
Pre-tax loss						$(54.5)

Goodwill impairment	$56.5	$—	$—	$—	$—	$56.5

	Six Months Ended October 29, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$375.6	$201.5	$27.1	$1.8	$(7.7)	$598.3
Transfers between segments	(2.1)	(5.6)	—	—	7.7	—
Net sales to unaffiliated customers	$373.5	$195.9	$27.1	$1.8	$—	$598.3

Income (loss) from operations	$38.1	$47.4	$3.2	$(2.9)	$(31.2)	$54.6
Interest expense, net						0.5
Other income, net						(5.2)
Pre-tax income						$59.3

(in millions)	October 28, 2023	April 29, 2023
Identifiable assets:
Automotive	$643.3	$700.2
Industrial	636.8	672.3
Interface	117.5	127.2
Medical	0.8	6.2
Eliminations/Corporate	86.5	73.2
Total identifiable assets	$1,484.9	$1,579.1

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted.

Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect all or any portion of the judgment. Furthermore, defendants Abitron Germany and Hetronic Germany filed for insolvency in German court in September and October 2023 respectively, and the Germany insolvency court then appointed a receiver. These insolvency proceedings could potentially adversely impact our ability to enforce or collect upon the judgment or portions of the judgment or otherwise pursue or enforce claims or rights against those defendants.

Note 13. Restructuring

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

As noted above, the Company made the decision to initiate the discontinuation of the Dabir business in the Medical segment. The Company recognized $0.4 million and $0.5 million of severance costs in the three and six months ended October 28, 2023, respectively, in selling and administrative expenses. In addition, in the six months ended October 28, 2023, the Company recognized fixed asset impairment charges of $0.6 million in cost of products sold related to this restructuring action. In the Automotive segment, the Company recognized $0.2 million of severance costs in the three and six months ended October 28, 2023. In the three and six months ended October 29, 2022, restructuring costs primarily related to an impairment of an operating lease right-of-use asset.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of right-of-use lease assets and equipment. Components of restructuring costs were as follows:

	Three Months Ended		Six Months Ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Automotive	$0.2	$—	$0.2	$—
Industrial	—	0.4	—	0.5
Interface	—	—	—	—
Medical	0.4	—	1.1	—
Eliminations/Corporate	—	0.1	—	0.1
Total restructuring costs	$0.6	$0.5	$1.3	$0.6
Recognized in:
Cost of products sold	$0.2	$0.1	$0.8	$0.1
Selling and administrative expenses	0.4	0.4	0.5	0.5
	$0.6	$0.5	$1.3	$0.6

The Company's restructuring liability was $0.1 million as of October 28, 2023. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

Note 14. Subsequent Events

On December 5, 2023, the Board of Directors of the Company removed Joseph Khoury from his position as Chief Operating Officer of the Company, and Mr. Khoury was terminated as an employee of the Company’s Egyptian subsidiary and is no longer associated with the Company. Mr. Khoury was placed on leave from that position on July 10, 2023, as previously reported in the Company’s Current Report on Form 8-K filed on July 14, 2023. As previously disclosed, multiple other officers of the Company have assumed Mr. Khoury’s management duties during this period, while remaining in their current positions and as a result, the Company has eliminated the position of Chief Operating Officer for the present time following Mr. Khoury’s departure from Methode. As a result, the Company expects to reverse between $3.5 million and $3.9 million of previously recognized compensation expense in the third quarter of fiscal 2024.

On December 6, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.14 per share to be paid on January 26, 2024, to common stockholders of record at the close of business on January 12, 2024.

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

In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of the Dabir business in the Medical segment. In October 2023, we sold certain assets of the Dabir business, and no longer operate this business. For further information, see Note 3, “Acquisition and Disposition” to the condensed consolidated financial statements included in this Report.

Impacts of Macroeconomic and Geopolitical Conditions

Adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, wage and commodity inflation, currency fluctuations and new or increased tariffs, could adversely affect demand for our products. We continue to monitor the Russia-Ukraine war and the associated sanctions and other restrictions. We also are monitoring the Israel-Hamas war. Although we have no operations in Russia, Ukraine or Israel, certain of our customers and suppliers have been negatively impacted by these events, which in turn has impacted markets where we do business, including EMEA and Asia. The economic sanctions imposed on Russia have further increased existing global supply chain, logistics, and inflationary challenges. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects on our employees, customers, and business.

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

Acquisition of Nordic Lights

We acquired 92.2% of the outstanding shares of Nordic Lights on April 20, 2023. We acquired the remaining 7.8% of the outstanding shares of Nordic Lights in the six months ended October 28, 2023. Accordingly, as of October 28, 2023, we own 100% of Nordic Lights. The results of operations of Nordic Lights are reported within the Industrial segment. For further information, see Note 3, “Acquisition and Disposition” to the condensed consolidated financial statements included in this Report.

Consolidated Results of Operations

The table below compares our results of operations between the three and six months ended October 28, 2023 and the three and six months ended October 29, 2022:

	Three Months Ended		Six Months Ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$288.0	$315.9	$577.7	$598.3
Cost of products sold	235.7	241.8	471.4	462.4
Gross profit	52.3	74.1	106.3	135.9
Selling and administrative expenses	40.9	36.6	85.4	71.9
Goodwill impairment	56.5	—	56.5	—
Amortization of intangibles	6.2	4.7	11.9	9.4
Interest expense, net	4.4	0.5	7.2	0.5
Other income, net	(0.2)	(1.1)	(0.2)	(5.2)
Income tax (benefit) expense	(0.2)	5.8	(0.1)	10.2
Net (loss) income	(55.3)	27.6	(54.4)	49.1
Net income attributable to redeemable noncontrolling interest	—	—	—	—
Net (loss) income attributable to Methode	$(55.3)	$27.6	$(54.4)	$49.1

Net sales

Net sales decreased $27.9 million, or 8.8%, to $288.0 million in the three months ended October 28, 2023, compared to $315.9 million in the three months ended October 29, 2022. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by the acquisition of Nordic Lights, which contributed $20.9 million of net sales to the Industrial segment, and favorable foreign currency translation of $3.5 million. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $0.6 million in the three months ended October 28, 2023, compared to $5.8 million in the three months ended October 29, 2022. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $47.1 million, or 15.2%.

Net sales decreased $20.6 million, or 3.4%, to $577.7 million in the six months ended October 28, 2023, compared to $598.3 million in the six months ended October 29, 2022. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by the acquisition of Nordic Lights, which contributed $42.1 million of net sales to the Industrial segment, and favorable foreign currency translation of $4.0 million. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $1.3 million in the six months ended October 28, 2023, compared to $16.9 million in the six months ended October 29, 2022. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $51.1 million, or 8.8%.

Cost of products sold

Cost of products sold decreased $6.1 million, or 2.5%, to $235.7 million (81.8% of net sales) in the three months ended October 28, 2023, compared to $241.8 million (76.5% of net sales) in the three months ended October 29, 2022. Excluding the acquisition of Nordic Lights, which accounted for $14.9 million, and foreign currency translation of $2.5 million, cost of products sold decreased $23.5 million. The decrease was primarily due to lower material costs as a result of a decrease in sales volumes, partially offset by higher salary, freight and operating expenses. Restructuring costs were $0.2 million in the three months ended October 28, 2023, compared to $0.1 million in the three months ended October 29, 2022.

Cost of products sold increased $9.0 million, or 1.9%, to $471.4 million (81.6% of net sales) in the six months ended October 28, 2023, compared to $462.4 million (77.3% of net sales) in the six months ended October 29, 2022. Excluding the acquisition of Nordic Lights, which accounted for $30.8 million, and foreign currency translation of $2.9 million, cost of products sold decreased $24.7 million. The decrease was primarily due to lower material costs as a result of a decrease in sales volumes, partially offset by higher salary, freight and operating expenses. Restructuring costs were $0.8 million in the six months ended October 28, 2023, compared to $0.1 million in the six months ended October 29, 2022.

Gross profit margin

Gross profit margin was 18.2% of net sales in the three months ended October 28, 2023, compared to 23.5% of net sales in the three months ended October 29, 2022. The decrease in gross profit margin was primarily a result of lower sales and operational inefficiencies in the Automotive segment. The operational inefficiencies were caused mainly by higher labor costs and premium freight.

Gross profit margin was 18.4% of net sales in the six months ended October 28, 2023, compared to 22.7% of net sales in the six months ended October 29, 2022. The decrease in gross profit margin was primarily a result of lower sales and operational inefficiencies in the Automotive segment. The operational inefficiencies were caused mainly by labor and vendor issues which led to planning deficiencies, inventory shortages, unrecoverable spot purchases and premium freight, and delayed shipments.

Selling and administrative expenses

Selling and administrative expenses increased $4.3 million, or 11.7%, to $40.9 million (14.2% of net sales) in the three months ended October 28, 2023, compared to $36.6 million (11.6% of net sales) in the three months ended October 29, 2022. The acquisition of Nordic Lights and foreign currency translation accounted for $2.6 million and $1.0 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, selling and administrative expenses increased $0.7 million primarily due to higher professional fees, partially offset by lower incentive and stock-based compensation expense. Restructuring costs were $0.4 million in both the three months ended October 28, 2023 and the three months ended October 29, 2022.

Selling and administrative expenses increased $13.5 million, or 18.8%, to $85.4 million (14.8% of net sales) in the six months ended October 28, 2023, compared to $71.9 million (12.0% of net sales) in the six months ended October 29, 2022. The acquisition of Nordic Lights and foreign currency translation accounted for $4.6 million and $1.6 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, selling and administrative expenses increased $7.3 million. The increase was primarily due to higher professional fees, outbound freight expense and salary expense, partially offset by lower incentive and stock-based compensation expense. Restructuring costs were $0.5 million in both the six months ended October 28, 2023 and the six months ended October 29, 2022.

Goodwill impairment

In the three and six months ended October 28, 2023, we recognized a goodwill impairment of $56.5 million in the Automotive segment. For further information, see Note 6, "Goodwill and Other Intangible Assets" to the condensed consolidated financial statements included in this Report.

Amortization of intangibles

Amortization of intangibles was $6.2 million in the three months ended October 28, 2023, compared to $4.7 million in the three months ended October 29, 2022. Amortization of intangibles was $11.9 million in the six months ended October 28, 2023, compared to $9.4 million in the six months ended October 29, 2022. The increase in both periods was due to the recognition of amortization expense associated with the acquisition of Nordic Lights.

Interest expense, net

Interest expense, net was $4.4 million in the three months ended October 28, 2023, compared to $0.5 million in the three months ended October 29, 2022. Interest expense, net was $7.2 million in the six months ended October 28, 2023, compared to $0.5 million in the six months ended October 29, 2022. The increase in both periods was due to higher level of borrowings and increasing interest rates.

Other income, net

Other income, net was $0.2 million in the three months ended October 28, 2023, compared to $1.1 million in the three months ended October 29, 2022. Net foreign exchange gain was $0.3 million in the three months ended October 28, 2023, compared to $0.9 million in the three months ended October 29, 2022. In the three months ended October 28, 2023, we recognized a $0.6 million loss on the sale of certain assets of Dabir.

Other income, net was $0.2 million in the six months ended October 28, 2023, compared to $5.2 million in the six months ended October 29, 2022. Net foreign exchange gain was $0.5 million in the six months ended October 28, 2023, compared to $0.9 million in the six months ended October 29, 2022. In the six months ended October 28, 2023, we received $0.1 million of international government assistance, compared to $4.3 million in the six months ended October 29, 2022. In the six months ended October 28, 2023, we recognized a $0.6 million loss on the sale of certain assets of Dabir.

Income tax (benefit) expense

Income tax benefit was $0.2 million (0.4% effective tax rate) in the three months ended October 28, 2023, compared to income tax expense of $5.8 million (17.4% effective tax rate) in the three months ended October 29, 2022. Income tax benefit was $0.1 million (0.2% effective tax rate) in the six months ended October 28, 2023, compared to income tax expense of $10.2 million (17.2% effective tax rate) in the six months ended October 29, 2022.

The effective tax rate for the three and six months ended October 28, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to the impact of an impairment of goodwill which is non-deductible for tax purposes, income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions offset by global intangible low-tax income. The effective tax rate for the three and six months ended October 29, 2022 was lower than the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses.

Net (loss) income

Net loss was $55.3 million in the three months ended October 28, 2023, compared to net income of $27.6 million in the three months ended October 29, 2022. The acquisition of Nordic Lights contributed $0.8 million of net income. Excluding Nordic Lights, net income decreased $83.7 million as a result of the reasons described above.

Net loss was $54.4 million in the six months ended October 28, 2023, compared to net income of $49.1 million in the six months ended October 29, 2022. The acquisition of Nordic Lights contributed $1.9 million of net income and the impact of foreign currency translation was $0.2 million. Excluding Nordic Lights and foreign currency translation, net income decreased $105.4 million as a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended		Six Months Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales
North America	$70.9	$97.8	$137.7	$192.5
Europe, the Middle East & Africa ("EMEA")	49.7	53.9	101.9	106.0
Asia	33.7	45.2	73.0	75.0
Net sales	154.3	196.9	312.6	373.5
Gross profit	$11.6	$38.3	$26.9	$67.7
As a percent of net sales	7.5%	19.5%	8.6%	18.1%
(Loss) income from operations	$(61.5)	$23.4	$(64.3)	$38.1
As a percent of net sales	(39.9)%	11.9%	(20.6)%	10.2%

Customer cost recoveries:
North America	$—	$1.5	$—	$9.4
EMEA	0.3	0.1	0.5	1.3
Asia	—	0.6	—	0.6
Total	$0.3	$2.2	$0.5	$11.3

Net sales

Automotive segment net sales decreased $42.6 million, or 21.6%, to $154.3 million in the three months ended October 28, 2023, compared to $196.9 million in the three months ended October 29, 2022. Excluding foreign currency translation and customer cost recoveries, net sales decreased $42.9 million, or 22.0%.

Net sales in North America decreased $26.9 million to $70.9 million in the three months ended October 28, 2023, compared to $97.8 million in the three months ended October 29, 2022. Excluding customer cost recoveries, net sales decreased $25.4 million primarily due to lower sales volumes from program roll-offs. Net sales in EMEA decreased $4.2 million to $49.7 million in the three months ended October 28, 2023, compared to $53.9 million in the three months ended October 29, 2022. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $3.6 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA decreased $8.0 million due to lower sales volumes of sensor products, partially offset by higher sales volumes of user interface and switch products. Net sales in Asia decreased $11.5 million to $33.7 million in the three months ended October 28, 2023, compared to $45.2 million in the three months ended October 29, 2022. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $1.4 million. Excluding foreign currency translation and customer cost recoveries, Asia net sales decreased $9.5 million due to a program roll-off and lower sales volumes of overhead consoles.

Automotive segment net sales decreased $60.9 million, or 16.3%, to $312.6 million in the six months ended October 28, 2023, compared to $373.5 million in the six months ended October 29, 2022. Excluding foreign currency translation and customer cost recoveries, net sales decreased $52.3 million, or 14.4%.

Net sales in North America decreased $54.8 million to $137.7 million in the six months ended October 28, 2023, compared to $192.5 million in the six months ended October 29, 2022. Excluding customer cost recoveries, net sales decreased $45.4 million primarily due to lower sales volumes from program roll-offs. Net sales in EMEA decreased $4.1 million to $101.9 million in the six months ended October 28, 2023, compared to $106.0 million in the six months ended October 29, 2022. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $5.9 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA decreased $9.2 million due to lower sales volumes of sensor products, partially offset by higher sales volumes of user interface and switch products. Net sales in Asia decreased $2.0 million to $73.0 million in the six months ended October 28, 2023, compared to $75.0 million in the six months ended October 29, 2022. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $3.7 million. Excluding foreign currency translation and customer cost recoveries, Asia net sales increased $2.3 million primarily due to higher lead frame sales.

Gross profit

Automotive segment gross profit decreased $26.7 million, or 69.7%, to $11.6 million in the three months ended October 28, 2023, compared to $38.3 million in the three months ended October 29, 2022. Excluding the impact of foreign currency translation, gross profit decreased $27.1 million. Gross profit margins decreased to 7.5% in the three months ended October 28, 2023, compared to 19.5% in the three months ended October 29, 2022.

Automotive segment gross profit decreased $40.8 million, or 60.3%, to $26.9 million in the six months ended October 28, 2023, compared to $67.7 million in the six months ended October 29, 2022. Excluding the impact of foreign currency translation, gross profit decreased $41.4 million. Gross profit margins decreased to 8.6% in the six months ended October 28, 2023, compared to 18.1% in the six months ended October 29, 2022.

The decrease in gross profit margins in both periods was due to lower sales volumes and operational inefficiencies in North America caused mainly by labor and vendor issues which led to planning deficiencies, inventory shortages, unrecoverable spot purchases and premium freight, and delayed shipments.

(Loss) income from operations

Automotive segment loss from operations was $61.5 million in the three months ended October 28, 2023, compared to income of $23.4 million in the three months ended October 29, 2022. Loss from operations in the three months ended October 28, 2023, includes goodwill impairment of $56.5 million. Excluding goodwill impairment and the impact of foreign currency translation, income from operations decreased $28.2 million.

Automotive segment loss from operations was $64.3 million in the six months ended October 28, 2023, compared to income of $38.1 million in the six months ended October 29, 2022. Loss from operations in the six months ended October 28, 2023, includes goodwill impairment of $56.5 million. Excluding goodwill impairment and the impact of foreign currency translation, income from operations decreased $45.3 million.

The decrease in both periods was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary expense, outbound freight expense and restructuring costs, partially offset by lower incentive and stock-based compensation expense.

Industrial

	Three Months Ended		Six Months Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$120.4	$103.8	$235.8	$195.9
Gross profit	$37.9	$33.3	$73.5	$63.7
As a percent of net sales	31.5%	32.1%	31.2%	32.5%
Income from operations	$25.7	$25.0	$49.9	$47.4
As a percent of net sales	21.3%	24.1%	21.2%	24.2%

Customer cost recoveries	$0.3	$2.5	$0.4	$3.9

Net sales

Industrial segment net sales increased $16.6 million, or 16.0%, to $120.4 million in the three months ended October 28, 2023, compared to $103.8 million in the three months ended October 29, 2022. The increase was primarily due to the acquisition of Nordic Lights, which contributed $20.9 million of net sales, and foreign currency translation of $1.3 million, partially offset by lower customer cost recoveries from spot buys of materials and premium freight costs of $2.2 million. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $3.4 million, or 3.4%, primarily due to lower sales volumes of power distribution solutions for data centers.

Industrial segment net sales increased $39.9 million, or 20.4%, to $235.8 million in the six months ended October 28, 2023, compared to $195.9 million in the six months ended October 29, 2022. The increase was primarily due to the acquisition of Nordic Lights, which contributed $42.1 million of net sales, and foreign currency translation of $1.8 million, partially offset by lower customer cost recoveries from spot buys of materials and premium freight costs of $3.5 million. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $0.5 million, or 0.3%, primarily due to lower sales volumes of power distribution solutions for data centers, partially offset by higher sales volumes of commercial vehicle lighting solutions products.

Gross profit

Industrial segment gross profit increased $4.6 million, or 13.8%, to $37.9 million in the three months ended October 28, 2023, compared to $33.3 million in the three months ended October 29, 2022. The increase was due to the acquisition of Nordic Lights, which contributed $6.0 million of gross profit, and $0.6 million of favorable foreign currency translation. Excluding the impact of Nordic Lights and foreign currency translation, gross profit decreased $2.0 million. Gross profit margins decreased to 31.5% in the three months ended October 28, 2023, compared to 32.1% in the three months ended October 29, 2022. Gross profit margins were impacted by lower sales volumes and higher freight expense.

Industrial segment gross profit increased $9.8 million, or 15.4%, to $73.5 million in the six months ended October 28, 2023, compared to $63.7 million in the six months ended October 29, 2022. The increase was due to the acquisition of Nordic Lights, which contributed $11.3 million of gross profit, and $0.4 million of favorable foreign currency translation. Excluding the impact of Nordic Lights and foreign currency translation, gross profit decreased $1.9 million. Gross profit margins decreased to 31.2% in the six months ended October 28, 2023, compared to 32.5% in the six months ended October 29, 2022. Gross profit margins were impacted by lower sales volumes and higher freight expense.

Income from operations

Industrial segment income from operations increased $0.7 million, or 2.8%, to $25.7 million in the three months ended October 28, 2023, compared to $25.0 million in the three months ended October 29, 2022. The increase was due to the acquisition of Nordic Lights, which contributed $1.8 million of income from operations, and $0.4 million of favorable foreign currency translation. Excluding Nordic Lights and the impact of foreign currency translation, income from operations decreased $1.5 million due to lower gross profit, partially offset by lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to $0.3 million of restructuring costs recognized in the three months ended October 29, 2022.

Industrial segment income from operations increased $2.5 million, or 5.3%, to $49.9 million in the six months ended October 28, 2023, compared to $47.4 million in the six months ended October 29, 2022. The increase was due to the acquisition of Nordic Lights, which contributed $4.0 million of income from operations, and $0.2 million of favorable foreign currency translation. Excluding Nordic Lights and the impact of foreign currency translation, income from operations decreased $1.7 million. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to $0.4 million of restructuring costs recognized in the six months ended October 29, 2022.

Interface

	Three Months Ended		Six Months Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$11.7	$14.1	$26.9	$27.1
Gross profit	$1.9	$2.5	$5.5	$4.7
As a percent of net sales	16.2%	17.7%	20.4%	17.3%
Income from operations	$1.0	$1.6	$3.9	$3.2
As a percent of net sales	8.5%	11.3%	14.5%	11.8%

Customer cost recoveries	$—	$1.1	$0.4	$1.7

Net sales

Interface segment net sales decreased $2.4 million, or 17.0% to $11.7 million in the three months ended October 28, 2023, compared to $14.1 million in the three months ended October 29, 2022. Excluding customer cost recoveries, net sales decreased $1.3 million, or 10.0%. The decrease was primarily due to lower sales volumes of data solution products, partially offset by higher sales volumes of appliance products.

Interface segment net sales decreased $0.2 million, or 0.7%, to $26.9 million in the six months ended October 28, 2023, compared to $27.1 million in the six months ended October 29, 2022. Excluding customer cost recoveries, net sales increased $1.1 million, or 4.3%. The increase was primarily due to higher sales volumes of appliance products, partially offset by lower sales volumes of data solution products.

Gross profit

Interface segment gross profit decreased $0.6 million, or 24.0%, to $1.9 million in the three months ended October 28, 2023, compared to $2.5 million in the three months ended October 29, 2022. Gross profit margins decreased to 16.2% in the three months ended October 28, 2023, compared to 17.7% in the three months ended October 29, 2022. The decrease in gross profit margins was primarily due to lower sales volumes.

Interface segment gross profit increased $0.8 million, or 17.0%, to $5.5 million in the six months ended October 28, 2023, compared to $4.7 million in the six months ended October 29, 2022. Gross profit margins increased to 20.4% in the six months ended October 28, 2023, compared to 17.3% in the six months ended October 29, 2022. The increase in gross profit margins was primarily due to higher sales volumes of appliance products.

Income from operations

Interface segment income from operations decreased $0.6 million, or 37.5%, to $1.0 million in the three months ended October 28, 2023, compared to $1.6 million in the three months ended October 29, 2022. The decrease was due to lower gross profit.

Interface segment income from operations increased $0.7 million, or 21.9%, to $3.9 million in the six months ended October 28, 2023, compared to $3.2 million in the six months ended October 29, 2022. The increase was due to higher gross profit.

Medical

	Three Months Ended		Six Months Ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$1.6	$1.1	$2.4	$1.8
Gross profit	$0.6	$(0.1)	$(0.1)	$(0.3)
Loss from operations	$(0.7)	$(1.4)	$(2.9)	$(2.9)

In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of the Dabir business (which accounts for all of the Medical segment's financial results). Towards the end of the second quarter of fiscal 2024, we sold certain assets of the Dabir business and have now exited this business.

Net sales

Medical segment net sales increased $0.5 million to $1.6 million in the three months ended October 28, 2023, compared to $1.1 million in the three months ended October 29, 2022. Medical segment net sales increased $0.6 million to $2.4 million in the six months ended October 28, 2023, compared to $1.8 million in the six months ended October 29, 2022. The increase in both periods was due to last time buys from Dabir's customers.

Gross profit

Medical segment gross profit was $0.6 million in the three months ended October 28, 2023 compared to a loss of $0.1 million in the three months ended October 29, 2022. Higher gross profit was primarily due to higher sales volumes and lower operating costs. In addition, restructuring costs of $0.2 million were recognized in the three months ended October 28, 2023.

Medical segment gross profit was a loss of $0.1 million in the six months ended October 28, 2023 compared to a loss of $0.3 million in the six months ended October 29, 2022. The improvement was due to higher sales volumes in the six months ended October 28, 2023. In addition, restructuring costs of $0.8 million were recognized in the six months ended October 28, 2023.

Loss from operations

Medical segment loss from operations decreased $0.7 million to $0.7 million in the three months ended October 28, 2023, compared to $1.4 million in the three months ended October 29, 2022. The decrease in the loss was primarily due to higher gross profit.

Medical segment loss from operations was $2.9 million in both the six months ended October 28, 2023 and the six months ended October 29, 2022.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior unsecured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to supply chain disruptions, inflationary pressure or other geopolitical risks, including the Russia-Ukraine war and Israel-Hamas war, our liquidity position could be severely impacted.

As of October 28, 2023, we had $122.5 million of cash and cash equivalents, of which $107.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

The Board of Directors authorized a program to purchase up to $200.0 million of our outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of October 28, 2023, a total of 3,113,154 shares have been purchased at a total cost of $127.1 million since the commencement of the share buyback program. As of October 28, 2023, the dollar value of shares that remained available to be purchased under this share buyback program was $72.9 million.

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

As of October 28, 2023, $330.6 million was outstanding under the revolving credit facility. We were in compliance with all covenants under the Credit Agreement as of October 28, 2023. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Report.

Cash Flows

	Six Months Ended
(in millions)	October 28, 2023	October 29, 2022
Operating activities:
Net (loss) income	$(54.4)	$49.1
Non-cash items	89.9	33.0
Changes in operating assets and liabilities	(41.7)	(54.0)
Net cash (used in) provided by operating activities	(6.2)	28.1
Net cash used in investing activities	(22.3)	(14.5)
Net cash provided by (used in) financing activities	1.9	(48.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.9)	(7.3)
Decrease in cash and cash equivalents	(34.5)	(42.4)
Cash and cash equivalents at beginning of the period	157.0	172.0
Cash and cash equivalents at end of the period	$122.5	$129.6

Operating activities

Net cash used in operating activities was $6.2 million in the six months ended October 28, 2023, compared to net cash provided by operating activities of $28.1 million in the six months ended October 29, 2022. The decrease was due to lower net income adjusted for non-cash items. The $41.7 million of cash outflows for operating assets and liabilities in the six months ended October 28, 2023 was primarily due to higher inventory, prepaid expenses and lower accounts payable and other liabilities, partially offset by lower accounts receivable.

Investing activities

Net cash used in investing activities was $22.3 million in the six months ended October 28, 2023, compared to $14.5 million in the six months ended October 29, 2022. Capital expenditures were $24.5 million in the six months ended October 28, 2023, compared to $18.0 million in the six months ended October 29, 2022.

Financing activities

Net cash provided by financing activities was $1.9 million in the six months ended October 28, 2023, compared to net cash used in financing activities of $48.7 million in the six months ended October 29, 2022. In the six months ended October 28, 2023, we used $7.8 million of cash for the purchase of shares under our share buyback program, compared to $31.6 million in the six months ended October 29, 2022. We paid cash dividends of $10.1 million in the six months ended October 28, 2023, compared to $9.9 million in the six months ended October 29, 2022. In the six months ended October 28, 2023, we had net borrowings of $34.6 million, compared to net repayments of borrowings of $6.5 million in the six months ended October 29, 2022. In addition, we paid $10.9 million for the purchase of redeemable noncontrolling interests related to Nordic Lights.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. We opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted.

Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that we will be able to collect all or any portion of the judgment. Furthermore, defendants Abitron Germany and Hetronic Germany filed for insolvency in German court in September and October 2023 respectively, and the Germany insolvency court then appointed a receiver. These insolvency proceedings could potentially adversely impact our ability to enforce or collect upon the judgment or portions of the judgment or otherwise pursue or enforce claims or rights against those defendants.

In the six months ended October 28, 2023 and October 29, 2022, we incurred Hetronic-related legal fees of $0.9 million and $0.8 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the six months ended October 28, 2023. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 29, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 28, 2023 due to the previously reported material weakness that was disclosed in our Annual Report on Form 10-K for the year ended April 29, 2023.

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

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that this material weakness is remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting. Remediation efforts to date include the following:

•
Adding additional internal controls over the review, approval and validation of customer pricing data and non-standard contract terms.
•
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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a program to purchase of up to $200.0 million of the Company’s outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of October 28, 2023, we purchased and retired $127.1 million of common stock since the commencement of the share buyback program.

The following table provides information about our purchases of equity securities during the three months ended October 28, 2023.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
July 30, 2023 through August 26, 2023	—	$—	—	$80.7
August 27, 2023 through September 30, 2023	34,744	$21.6	34,744	$79.9
October 1, 2023 through October 28, 2023	288,035	$24.3	288,035	$72.9

(1) In addition to open-market purchases, 193 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 5. Other Information

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1**

Retention, Transition Services and Consulting Agreement between the Company and Donald W. Duda dated August 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2023).

10.2**	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2023).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	December 7, 2023