Form 10-Q
period 2024-01-27
METHODE ELECTRONICS INC
filed 2024-03-07
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 27, 2024

or

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

At March 4, 2024, the registrant had 35,390,500 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$259.5	$280.1	$837.2	$878.4

Cost of products sold	222.5	215.2	693.9	677.6

Gross profit	37.0	64.9	143.3	200.8

Selling and administrative expenses	33.9	32.9	119.3	104.8
Goodwill impairment	—	—	56.5	—
Amortization of intangibles	6.1	4.7	18.0	14.1

(Loss) income from operations	(3.0)	27.3	(50.5)	81.9

Interest expense, net	5.0	0.8	12.2	1.3
Other expense (income), net	2.5	3.5	2.3	(1.7)

Pre-tax (loss) income	(10.5)	23.0	(65.0)	82.3

Income tax expense	1.1	3.1	1.0	13.3
Net (loss) income	(11.6)	19.9	(66.0)	69.0
Net income attributable to redeemable noncontrolling interest	—	—	—	—

Net (loss) income attributable to Methode	$(11.6)	$19.9	$(66.0)	$69.0

(Loss) income per share attributable to Methode:
Basic	$(0.33)	$0.56	$(1.86)	$1.91
Diluted	$(0.33)	$0.54	$(1.86)	$1.87

Cash dividends per share	$0.14	$0.14	$0.42	$0.42

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net (loss) income	$(11.6)	$19.9	$(66.0)	$69.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13.7	37.1	(9.0)	6.5
Derivative financial instruments	(2.0)	(4.4)	(3.2)	(1.3)
Other comprehensive income (loss)	11.7	32.7	(12.2)	5.2
Comprehensive income (loss)	0.1	52.6	(78.2)	74.2
Comprehensive income attributable to redeemable noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to Methode	$0.1	$52.6	$(78.2)	$74.2

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	January 27, 2024	April 29, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122.9	$157.0
Accounts receivable, net	265.3	314.3
Inventories	204.0	159.7
Income tax receivable	18.6	12.9
Prepaid expenses and other current assets	19.0	20.5
Total current assets	629.8	664.4
Long-term assets:
Property, plant and equipment, net	232.5	220.3
Goodwill	220.4	301.9
Other intangible assets, net	264.3	256.7
Operating lease right-of-use assets, net	25.9	28.4
Deferred tax assets	36.1	33.6
Pre-production costs	47.8	36.1
Other long-term assets	34.7	37.7
Total long-term assets	861.7	914.7
Total assets	$1,491.5	$1,579.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$146.0	$138.7
Accrued employee liabilities	31.6	36.7
Other accrued liabilities	38.2	34.5
Short-term operating lease liabilities	6.3	6.8
Short-term debt	0.2	3.2
Income tax payable	7.6	8.1
Total current liabilities	229.9	228.0
Long-term liabilities:
Long-term debt	331.1	303.6
Long-term operating lease liabilities	19.9	21.8
Long-term income tax payable	9.3	16.7
Other long-term liabilities	19.9	14.3
Deferred tax liabilities	46.4	41.8
Total long-term liabilities	426.6	398.2
Total liabilities	656.5	626.2
Redeemable noncontrolling interest	—	11.1
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,825,124 shares and 37,167,375 shares issued as of January 27, 2024 and April 29, 2023, respectively	18.4	18.6
Additional paid-in capital	181.7	181.0
Accumulated other comprehensive loss	(31.2)	(19.0)
Treasury stock, 1,346,624 shares as of January 27, 2024 and April 29, 2023	(11.5)	(11.5)
Retained earnings	677.6	772.7
Total shareholders' equity	835.0	941.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,491.5	$1,579.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended January 27, 2024
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of October 28, 2023	$—	37,034,050	$18.5	$183.8	$(42.9)	$(11.5)	$697.0	$844.9
Issuance of restricted stock, net of tax withholding	—	65,666	—	—	—	—	—	—
Cancellation of restricted stock	—	(144,000)	(0.1)	0.1	—	—	—	—
Purchases of common stock	—	(130,592)	—	—	—	—	(3.0)	(3.0)
Stock-based compensation expense	—	—	—	(2.2)	—	—	—	(2.2)
Other comprehensive income	—	—	—	—	11.7	—	—	11.7
Net loss	—	—	—	—	—	—	(11.6)	(11.6)
Dividends on common stock	—	—	—	—	—	—	(4.8)	(4.8)
Balance as of January 27, 2024	$—	36,825,124	$18.4	$181.7	$(31.2)	$(11.5)	$677.6	$835.0

	Three Months Ended January 28, 2023
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of October 29, 2022	$—	37,505,633	$18.7	$174.7	$(54.3)	$(11.5)	$771.2	$898.8
Issuance of restricted stock, net of tax withholding	—	9,164	—	—	—	—	—	—
Exercise of stock options	—	40,000	—	1.5	—	—	—	1.5
Purchases of common stock	—	(179,700)	(0.1)	—	—	—	(7.9)	(8.0)
Stock-based compensation expense	—	—	—	2.7	—	—	—	2.7
Other comprehensive income	—	—	—	—	32.7	—	—	32.7
Net income	—	—	—	—	—	—	19.9	19.9
Dividends on common stock	—	—	—	—	—	—	(5.0)	(5.0)
Balance as of January 28, 2023	$—	37,375,097	$18.6	$178.9	$(21.6)	$(11.5)	$778.2	$942.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Nine Months Ended January 27, 2024
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 29, 2023	$11.1	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8
Issuance of restricted stock, net of tax withholding	—	255,120	0.1	(0.1)	—	—	(3.8)	(3.8)
Cancellation of restricted stock	—	(144,000)	(0.1)	0.1	—	—	—	—
Purchase of redeemable noncontrolling interest	(11.1)	—	—	—	—	—	—	—
Purchases of common stock	—	(453,371)	(0.2)	—	—	—	(10.6)	(10.8)
Stock-based compensation expense	—	—	—	0.7	—	—	—	0.7
Other comprehensive loss	—	—	—	—	(12.2)	—	—	(12.2)
Net loss	—	—	—	—	—	—	(66.0)	(66.0)
Dividends on common stock	—	—	—	—	—	—	(14.7)	(14.7)
Balance as of January 27, 2024	$—	36,825,124	$18.4	$181.7	$(31.2)	$(11.5)	$677.6	$835.0

	Nine Months Ended January 28, 2023
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 30, 2022	$—	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8
Issuance of restricted stock, net of tax withholding	—	63,643	—	—	—	—	(0.4)	(0.4)
Exercise of stock options	—	40,000	—	1.5	—	—	—	1.5
Purchases of common stock	—	(1,005,514)	(0.6)	—	—	—	(39.0)	(39.6)
Stock-based compensation expense	—	—	—	8.4	—	—	—	8.4
Other comprehensive income	—	—	—	—	5.2	—	—	5.2
Net income	—	—	—	—	—	—	69.0	69.0
Dividends on common stock	—	—	—	—	—	—	(15.3)	(15.3)
Balance as of January 28, 2023	$—	37,375,097	$18.6	$178.9	$(21.6)	$(11.5)	$778.2	$942.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	January 27, 2024	January 28, 2023
Operating activities:
Net (loss) income	$(66.0)	$69.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.3	36.8
Stock-based compensation expense	1.8	9.4
Change in cash surrender value of life insurance	(1.0)	0.2
Amortization of debt issuance costs	0.5	0.6
Loss on sale of assets	0.6	0.1
Impairment of long-lived assets	0.7	0.4
Goodwill impairment	56.5	—
Change in deferred income taxes	(4.0)	0.7
Other	0.8	0.2
Changes in operating assets and liabilities:
Accounts receivable	47.7	(19.7)
Inventories	(47.1)	(16.2)
Prepaid expenses and other assets	(8.8)	(17.3)
Accounts payable	11.0	7.0
Other liabilities	(13.4)	12.6
Net cash provided by operating activities	22.6	83.8

Investing activities:
Purchases of property, plant and equipment	(41.1)	(30.8)
Proceeds from settlement of net investment hedge	0.6	—
Proceeds from disposition of assets	1.5	3.5
Net cash used in investing activities	(39.0)	(27.3)

Financing activities:
Taxes paid related to net share settlement of equity awards	(3.8)	(0.5)
Repayments of finance leases	(0.2)	(0.3)
Proceeds from exercise of stock options	—	1.5
Purchases of common stock	(10.8)	(39.6)
Cash dividends	(15.0)	(14.9)
Debt issuance costs	—	(3.2)
Purchase of redeemable noncontrolling interest	(10.9)	—
Proceeds from borrowings	232.9	200.0
Repayments of borrowings	(207.2)	(206.6)
Net cash used in financing activities	(15.0)	(63.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.7)	(0.2)
Decrease in cash and cash equivalents	(34.1)	(7.3)
Cash and cash equivalents at beginning of the period	157.0	172.0
Cash and cash equivalents at end of the period	$122.9	$164.7

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12.7	$3.0
Income taxes, net of refunds	$17.0	$15.4
Operating lease obligations	$6.9	$6.5

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

Financial reporting periods

The Company maintains its financial records on the basis of a 52- or 53-week fiscal year ending on the Saturday closest to April 30. The three months ended January 27, 2024 and January 28, 2023 were both 13-week periods and the nine months ended January 27, 2024 and January 28, 2023 were both 39-week periods.

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

New accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 will become effective for the Company's annual reports beginning in fiscal 2025, and interim period reports beginning in the first quarter of fiscal 2026 on a retrospective basis. Early adoption is permitted. The adoption of this ASU will result in increased disclosures for the Company's segments.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 will become effective for the Company in the first quarter of fiscal 2026 and will be applied on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures.

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at January 27, 2024, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 29, 2023. There have been no material changes to the significant accounting policies in the nine months ended January 27, 2024.

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

Contract balances

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. The net changes in the contract asset and contract liability balances for the nine months ended January 27, 2024 and January 28, 2023 were not material.

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

	Three Months Ended January 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$56.7	$45.6	$12.7	$—	$115.0
Europe, the Middle East & Africa ("EMEA")	52.0	37.5	—	—	89.5
Asia	31.0	24.0	—	—	55.0
Total net sales	$139.7	$107.1	$12.7	$—	$259.5
Timing of revenue recognition:
Goods transferred at a point in time	$136.6	$107.1	$12.7	$—	$256.4
Goods transferred over time	3.1	—	—	—	3.1
Total net sales	$139.7	$107.1	$12.7	$—	$259.5

	Three Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$82.9	$37.2	$11.9	$0.6	$132.6
EMEA	56.3	34.1	—	—	90.4
Asia	37.3	19.7	0.1	—	57.1
Total net sales	$176.5	$91.0	$12.0	$0.6	$280.1
Timing of revenue recognition:
Goods transferred at a point in time	$171.3	$91.0	$12.0	$0.6	$274.9
Goods transferred over time	5.2	—	—	—	5.2
Total net sales	$176.5	$91.0	$12.0	$0.6	$280.1

	Nine Months Ended January 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$194.4	$137.6	$39.6	$2.3	$373.9
EMEA	153.9	131.4	—	—	285.3
Asia	104.0	73.9	—	0.1	178.0
Total net sales	$452.3	$342.9	$39.6	$2.4	$837.2
Timing of revenue recognition:
Goods transferred at a point in time	$440.7	$342.9	$39.6	$2.4	$825.6
Goods transferred over time	11.6	—	—	—	11.6
Total net sales	$452.3	$342.9	$39.6	$2.4	$837.2

	Nine Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$275.4	$118.0	$38.9	$2.4	$434.7
EMEA	162.3	100.5	—	—	262.8
Asia	112.3	68.4	0.2	—	180.9
Total net sales	$550.0	$286.9	$39.1	$2.4	$878.4
Timing of revenue recognition:
Goods transferred at a point in time	$535.7	$286.9	$39.1	$2.4	$864.1
Goods transferred over time	14.3	—	—	—	14.3
Total net sales	$550.0	$286.9	$39.1	$2.4	$878.4

Note 3. Acquisition and Disposition

Acquisition

On April 20, 2023, the Company acquired 92.2% of the outstanding shares in Nordic Lights Group Corporation (“Nordic Lights”), a premium provider of high-quality lighting solutions for heavy duty equipment headquartered in Finland, for €121.8 million ($134.2 million) in cash. Between May 2023 and July 2023, the Company acquired an additional 7.2% of the outstanding shares of Nordic Lights for €9.2 million ($10.1 million), increasing the Company’s ownership to 99.4%. On October 10, 2023, the Company acquired the remaining 0.6% of the outstanding shares in Nordic Lights for €0.8 million ($0.8 million), as determined by the Finnish arbitral tribunal administering the redemption proceedings for the shares not tendered to the Company. Accordingly, the Company owned 100% of the outstanding shares in Nordic Lights as of October 10, 2023. The acquisition of Nordic Lights complements the Company’s existing LED lighting solution offerings.

The acquisition was funded through a combination of borrowings under the Company's revolving credit facility and cash on hand. The results of the operations of Nordic Lights are reported within the Industrial segment from the date of acquisition. The acquisition was accounted for as a business combination. The Company finalized the allocation of the purchase price in the three months ended January 27, 2024.

The following table summarizes the fair value and subsequent measurement period adjustments of the assets acquired and liabilities assumed, including a reconciliation to the total purchase price. Measurement period adjustments recognized in the period resulted from the receipt of incremental data utilized in the determination of fair value, including valuation assumptions.

	As reported as of April 29, 2023	Measurement period adjustments	As of January 27, 2024
(in millions)
Cash and cash equivalents	$19.6	$—	$19.6
Accounts receivable	17.1	—	17.1
Inventories	9.6	(0.2)	9.4
Property, plant and equipment	12.9	3.9	16.8
Identifiable intangible assets	68.1	27.2	95.3
Accounts payable	(10.8)	—	(10.8)
Long-term debt	(24.4)	—	(24.4)
Other assets and liabilities, net	(2.8)	(0.5)	(3.3)
Deferred tax liabilities	(13.4)	(6.1)	(19.5)
Total identifiable net assets acquired	75.9	24.3	100.2
Goodwill	69.6	(24.3)	45.3
Total fair value of net assets acquired	145.5	—	145.5
Less: redeemable noncontrolling interest	(11.3)	—	(11.3)
Total purchase price	$134.2	$—	$134.2

The noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the fair value of net assets acquired, as of the acquisition date. The noncontrolling interest was classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets as minority shareholders owning less than 10% of the outstanding shares in a company in Finland had the right to require the Company to redeem their shares. As noted above, in October 2023, the Company acquired the entire redeemable noncontrolling interest.

Goodwill arising from the acquisition was included in the Industrial segment and was attributable to potential synergies and an assembled workforce. Goodwill from this acquisition will not be deductible for income tax purposes.

The following table presents details of the intangible assets acquired:

	Fair value ($m)	Weighted average useful life (Years)
Customer relationships	$77.3	20.0
Trade Name	11.5	10.0
Technology	6.5	10.0
Total	$95.3

The intangible assets were valued using the income approach. The Company uses the relief-from-royalty method to value the trade name and technology, and it uses the multi-period excess earnings method to value customer relationships. The fair value measurement of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. These valuation methods incorporate assumptions including expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the trade name or technology, or the future earnings related to existing customer relationships.

The pro-forma effects of this acquisition would not materially impact the Company’s operating results for the nine months ended January 28, 2023, and as a result no pro-forma financial statements are presented. In the nine months ended January 27, 2024, additional acquisition costs of $0.5 million were incurred and reported in selling and administrative expenses.

Disposition

In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of the Dabir business in the Medical segment. On October 13, 2023, the Company sold certain assets and contracts of its Dabir business to a third party for consideration of $1.5 million. In the second quarter of fiscal 2024, the Company recorded a loss on the sale, including transaction costs, of $0.6 million, which was included in other income, net on the Company's condensed consolidated statement of operations. The discontinuation of the Dabir business does not qualify as a discontinued operation as it does not represent a strategic shift that would have a major effect on the Company's operations or financial results.

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

The Company’s income tax expense and effective tax rate for the three and nine months ended January 27, 2024 and January 28, 2023 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Pre-tax (loss) income	$(10.5)	$23.0	$(65.0)	$82.3
Income tax expense	1.1	3.1	1.0	13.3
Effective tax rate	(10.5)%	13.5%	(1.5)%	16.2%

The effective tax rate for the three months ended January 27, 2024 was lower than the U.S. federal statutory tax rate of 21% primarily due to the impact of income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, offset by global intangible low-tax income. The effective tax rate for the nine months ended January 27, 2024 was lower than the U.S. federal statutory tax rate of 21% primarily due to an impairment of goodwill which is non-deductible for tax purposes, income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, offset by global intangible low-tax income. The effective tax rate for the three and nine months ended January 28, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses.

The Company’s gross unrecognized income tax benefits were $4.6 million and $4.5 million as of January 27, 2024 and April 29, 2023, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.4 million and $0.2 million as of January 27, 2024 and April 29, 2023, respectively.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of January 27, 2024 and April 29, 2023, the Company had a balance of $0.2 million and $1.3 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.4 million and $1.3 million at January 27, 2024 and April 29, 2023, respectively.

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

(in millions)	January 27, 2024	April 29, 2023
Finished products	$53.2	$36.6
Work in process	17.8	14.4
Raw materials	133.0	108.7
Total inventories	$204.0	$159.7

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	January 27, 2024	April 29, 2023
Land	$3.0	$3.0
Buildings and building improvements	103.4	98.8
Machinery and equipment	429.5	414.3
Construction in progress	46.3	40.6
Total property, plant and equipment, gross	582.2	556.7
Less: accumulated depreciation	(349.7)	(336.4)
Property, plant and equipment, net	$232.5	$220.3

Depreciation expense was $8.8 million and $7.6 million in the three months ended January 27, 2024 and January 28, 2023, respectively. Depreciation expense was $25.3 million and $22.7 million in the nine months ended January 27, 2024 and January 28, 2023, respectively. As of January 27, 2024 and April 29, 2023, capital expenditures recorded in accounts payable totaled $2.4 million and $4.5 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of January 27, 2024 and April 29, 2023, the Company had $47.8 million and $36.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of January 27, 2024 and April 29, 2023, Company-owned tooling was $15.0 million and $12.2 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill, by segment, is shown below:

(in millions)	Automotive	Industrial	Total
Balance as of April 29, 2023	$106.2	$195.7	$301.9
Acquisition (Note 3)	—	(24.3)	(24.3)
Impairment	(56.5)	—	(56.5)
Foreign currency translation	(0.3)	(0.4)	(0.7)
Balance as of January 27, 2024	$49.4	$171.0	$220.4

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

October 28, 2023 Interim Assessment

During the three months ended October 28, 2023, the Company identified an impairment triggering event associated with a sustained decrease in the Company’s publicly quoted share price, market capitalization and lower than expected operating results. These factors suggested that the fair value of one or more of the Company's reporting units may have fallen below their carrying amounts. The Company quantitatively assessed its reporting units which have performed substantially below the forecast used in its last quantitative impairment test. The reporting units that were quantitatively assessed were North American Automotive ("NAA") and European Automotive ("EA").

Based upon the results of the quantitative impairment test, the Company determined the carrying value of the NAA and EA reporting units exceeded their fair value at October 28, 2023. As a result, the Company recognized a non-cash goodwill impairment charge of $56.5 million ($50.4 million for NAA and $6.1 million for EA) in the three months ended October 28, 2023, which was determined as the excess carrying value over fair value of the respective reporting unit up to the carrying value of the goodwill immediately prior to the impairment.

January 27, 2024 Interim Assessment

During the three months ended January 27, 2024, there was a further decline in the Company's publicly quoted share price and market capitalization. In addition, operating results for NAA were lower than expected. As a result, the Company determined that a triggering event occurred requiring a quantitative impairment test for NAA. The quantitative impairment test utilized the Company’s most recent cash flow projections for NAA which reflected current market conditions as well as timing for new product launches. Based upon the results of the quantitative impairment test, the Company determined that the fair value of NAA exceeded its carrying value by less than 10% and thus there was no impairment to goodwill. If all other assumptions are held constant, a hypothetical increase of more than 100 basis points in the discount rate could have resulted in goodwill impairment for the NAA reporting unit. Due to the limited headroom, the Company will continue to monitor NAA for any significant changes to its assumptions regarding future performance, or for any adverse changes to macroeconomic conditions, or for a further reduction in the Company's market capitalization, or any changes to other assumptions that could result in impairment losses in the future, which could be significant.

The Company engaged a third-party valuation specialist to assist management in performing the interim goodwill impairment assessments. The fair value of the NAA and EA reporting units were estimated using a combination of the income approach and market approach, weighted accordingly for the specific circumstances of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses appropriate valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Long-range forecasting involves uncertainty which increases with each successive period. Revenue growth rates and profitability assumptions, especially in the outer years, involve a greater degree of uncertainty.

A summary of goodwill by reporting unit is as follows:

(in millions)	January 27, 2024	April 29, 2023
Grakon Industrial	$124.8	$124.5
North American Automotive	49.4	99.8
Nordic Lights	44.6	69.6
European Automotive	—	6.4
Other	1.6	1.6
Total	$220.4	$301.9

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of January 27, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$308.2	$(80.7)	$227.5	15.1
Trade names, patents and technology licenses	75.7	(40.7)	35.0	7.0
Total amortized intangible assets	383.9	(121.4)	262.5
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$385.7	$(121.4)	$264.3

	As of April 29, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$286.7	$(68.2)	$218.5	14.8
Trade names, patents and technology licenses	71.6	(35.2)	36.4	6.0
Total amortized intangible assets	358.3	(103.4)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$360.1	$(103.4)	$256.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2024	$6.0
2025	23.5
2026	22.6
2027	22.0
2028	19.7
Thereafter	168.7
Total	$262.5

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

On December 21, 2023, the Company entered into a fixed-rate, cross-currency swap, maturing on December 25, 2024, with a notional value of $60.0 million (€54.8 million). The cross-currency swap is designated as a hedge of the Company's net investment in a euro-based subsidiary. The Company entered into the cross-currency swap to mitigate changes in net assets due to changes in U.S. dollar-euro spot exchange rate.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended January 27, 2024 and January 28, 2023, the Company recorded gains of zero and $0.4 million, respectively, in interest expense, net in the condensed consolidated statements of income. For the nine months ended January 27, 2024 and January 28, 2023, the Company recorded gains of $1.1 million and $1.3 million, respectively, in interest expense, net in the condensed consolidated statements of income.

The Company has also designated its euro-denominated long-term borrowings of $298.6 million under the Credit Agreement as a hedge of the Company's investment in its euro-denominated subsidiaries. The objective of the designation is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The change in the value of the euro-denominated long-term borrowings, which is due to changes in foreign exchange rates, is recorded as a cumulative translation adjustment in AOCI, net of tax. For the three months ended January 27, 2024, the transaction loss associated with this net investment hedge reported in AOCI was $5.9 million. For the nine months ended January 27, 2024, the transaction gain associated with this net investment hedge reported in AOCI was $1.4 million.

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or nine months ended January 27, 2024 and January 28, 2023.

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

As of January 27, 2024 and April 29, 2023, the Company held foreign currency forward contracts with a notional value of $84.7 million and $59.9 million, respectively. During the three and nine months ended January 27, 2024, the Company recognized a gain of $0.6 million and a loss of $2.1 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of income. During the three and nine months ended January 28, 2023, the Company recognized a gain of $1.6 million and a loss of $1.2 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of income.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	January 27, 2024	April 29, 2023
Derivatives designated as hedging instruments:
Net investment hedges	Other accrued liabilities	$—	$(0.5)
Net investment hedges	Prepaid expenses and other current assets	$0.4	$—
Interest rate swaps	Prepaid expenses and other current assets	$—	$1.6
Interest rate swaps	Other long-term liabilities	$(4.2)	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$0.1
Foreign currency forward contracts	Other accrued liabilities	$(0.3)	$(0.1)

Effect of derivative instruments on comprehensive income (loss)

Gross amounts recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net investment hedges	$0.3	$(4.8)	$1.5	$(1.4)
Interest rate swaps	(3.1)	(1.0)	(5.8)	(0.3)
Total	$(2.8)	$(5.8)	$(4.3)	$(1.7)

Note 8. Debt

A summary of debt is shown below:

(in millions)	January 27, 2024	April 29, 2023
Revolving credit facility	$332.6	$305.4
Other debt	1.5	4.7
Unamortized debt issuance costs	(2.8)	(3.3)
Total debt	331.3	306.8
Less: current maturities	(0.2)	(3.2)
Total long-term debt	$331.1	$303.6

Revolving credit facility/term loan

On October 31, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amended and restated the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders and other parties named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750,000,000, (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement. In addition, the Credit Agreement permits the Company to increase the revolving commitments and/or add one or more tranches of term loans under the Credit Agreement from time to time by up to an amount equal to (i) $250,000,000 plus (ii) an additional amount so long as the leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Credit Agreement matures on October 31, 2027.

As of January 27, 2024, the Company was not in compliance with the original consolidated leverage ratio covenant contained in the Credit Agreement for the quarter ended January 27, 2024. On March 6, 2024, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Amendment (i) amended the consolidated leverage ratio covenant for the quarter ended January 27, 2024 and each subsequent fiscal quarter through the quarter ending October 26, 2024, (ii) amended certain interest rate provisions and (iii) waived any default or event of default that may have occurred due to the non-compliance with the consolidated leverage ratio covenant for the quarter ended January 27, 2024 that was in effect prior to the Amendment. Following the effectiveness of the Amendment, the Company was in compliance with its consolidated leverage ratio covenant for the quarter ended January 27, 2024.

Loans denominated in US dollars under the Credit Agreement, as amended by the Amendment, bear interest at either (a) an adjusted base rate or (b) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Credit Agreement, as amended by the Amendment) in each case plus an applicable rate (the “Applicable Rate”) ranging between 0.375% and 1.75%, in the case of adjusted base rate loans, and between 1.375% and 2.75%, in the case of adjusted term SOFR rate loans and term SOFR daily floating rate loans. Loans denominated in euros will bear interest at the Euro Interbank Offered Rate plus an Applicable Rate ranging between 1.375% and 2.75%. The Applicable Rate is set based on the Company’s consolidated leverage ratio.

As of January 27, 2024, the outstanding balance under the revolving credit facility included $298.6 million (€275.0 million) of euro-denominated borrowings. The Company has designated the euro-denominated borrowings as a net investment hedge of the foreign currency exposure of its investments in euro-denominated subsidiaries. Refer to Note 7, "Derivative Instruments and Hedging Activities" for further information.

The weighted-average interest rate on outstanding US dollar and euro-denominated borrowings under the Credit Agreement was approximately 7.4% and 5.9%, respectively, as of January 27, 2024. The Credit Agreement, as amended by the Amendment, contains customary representations and warranties, financial covenants, restrictive covenants and events of default. As of January 27, 2024, after giving effect to the Amendment, including the changes it made to the Company's consolidated leverage ratio covenant for the quarter ended January 27, 2024, the Company was in compliance with all the covenants in the Credit Agreement.

Although the Company currently anticipates, based on its current projections and analyses, that it will be in compliance with the financial covenants contained in the Credit Agreement, as amended by the Amendment, no assurance can be given that the Company will be and remain in compliance with such covenants in the future. Factors that could increase the Company’s risk of future non-compliance include those identified in Part I – Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the year ended April 29, 2023.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.8% at January 27, 2024 and $0.2 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback program

The Board of Directors authorized a program to purchase up to $200.0 million of the Company’s outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the Company’s stock buyback activity under this share buyback program:

	Three Months Ended		Nine Months Ended
(in millions, except share and per share data)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Shares purchased	130,592	179,700	453,371	1,005,514
Average price per share	$22.99	$44.54	$23.73	$39.34
Total cost	$3.0	$8.0	$10.8	$39.6

As of January 27, 2024, a total of 3,243,746 shares have been purchased at a total cost of $130.1 million since the commencement of the share buyback program. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of January 27, 2024, the dollar value of shares that remained available to be purchased by the Company under this share buyback program was $69.9 million.

Dividends

The Company paid dividends totaling $4.9 million and $5.0 million in the three months ended January 27, 2024 and January 28, 2023, respectively. The Company paid dividends totaling $15.0 million and $14.9 million in the nine months ended January 27, 2024 and January 28, 2023, respectively. Dividends paid in the nine months ended January 27, 2024 include $0.4 million of dividend equivalent payments for restricted stock units that vested at the end of fiscal 2023.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended January 27, 2024			Nine Months Ended January 27, 2024
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(42.5)	$(0.4)	$(42.9)	$(19.8)	$0.8	$(19.0)
Other comprehensive income (loss)	11.7	(2.8)	8.9	(8.6)	(4.3)	(12.9)
Tax benefit (expense)	2.0	0.8	2.8	(0.4)	1.1	0.7
Net other comprehensive income (loss)	13.7	(2.0)	11.7	(9.0)	(3.2)	(12.2)
Balance at the end of period	$(28.8)	$(2.4)	$(31.2)	$(28.8)	$(2.4)	$(31.2)

	Three Months Ended January 28, 2023			Nine Months Ended January 28, 2023
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(61.1)	$6.8	$(54.3)	$(30.5)	$3.7	$(26.8)
Other comprehensive income (loss)	37.7	(5.8)	31.9	6.9	(1.7)	5.2
Tax (expense) benefit	(0.6)	1.4	0.8	(0.4)	0.4	—
Net other comprehensive income (loss)	37.1	(4.4)	32.7	6.5	(1.3)	5.2
Balance at the end of period	$(24.0)	$2.4	$(21.6)	$(24.0)	$2.4	$(21.6)

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

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of January 27, 2024, there were 4,936,672 shares available for award under the 2022 Plan.

Restricted stock awards and performance units

As of January 27, 2024, the Company had 789,674 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 394,837 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $22.8 million as of January 27, 2024, which, subject to the performance conditions being met, will be recognized through fiscal 2025. The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 29, 2023	933,674	$28.73
Awarded	—	$—
Vested	—	$—
Forfeited	(144,000)	$28.28
Non-vested at January 27, 2024	789,674	$28.81

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 29, 2023	770,667	$30.47
Awarded	211,050	$22.86
Vested	(1,271)	$40.84
Forfeited	(182,772)	$29.65
Non-vested at January 27, 2024	797,674	$28.63

Under the various stock plans, common stock underlying vested RSUs held by certain executives will not be delivered until termination of employment or a change of control of the Company. As of January 27, 2024, common stock to be delivered to these executives totaled 511,733 shares.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 29, 2023	—	45,750	45,750	$40.56
Awarded	16,804	30,694	47,498	$33.09
Issued	(16,804)	—	(16,804)	$33.32
Outstanding at January 27, 2024	—	76,444	76,444	$37.62

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 29, 2023	20,000	$37.01	1.2	$0.1
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at January 27, 2024	20,000	$37.01	0.4	$0.0

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

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of income. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Nine Months Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
RSUs	$(2.1)	$2.7	$0.2	$7.8
Deferred non-employee director awards	—	—	1.0	1.0
Non-employee director awards	—	—	0.6	0.6
Total stock-based compensation expense	$(2.1)	$2.7	$1.8	$9.4

The net reversal in stock-based compensation expense for RSUs in the three months ended January 27, 2024 was due to forfeitures of $3.6 million accounted for during the period.

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

The following table sets forth the computation of basic and diluted (loss) income per share attributable to Methode:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Numerator:
Net (loss) income attributable to Methode (in millions)	$(11.6)	$19.9	$(66.0)	$69.0

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	35,327,995	35,757,465	35,562,513	36,149,858
Dilutive potential common shares	—	819,530	—	728,351
Denominator for diluted income per share	35,327,995	36,576,995	35,562,513	36,878,209

(Loss) income per share attributable to Methode:
Basic	$(0.33)	$0.56	$(1.86)	$1.91
Diluted	$(0.33)	$0.54	$(1.86)	$1.87

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,319,577	949,674	1,463,996	939,573

In the three and nine months ended January 27, 2024, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 503,000 and 560,000 common shares for the three and nine months ended January 27, 2024, respectively.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended January 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$142.4	$117.1	$12.7	$—	$(12.7)	$259.5
Transfers between segments	(2.7)	(10.0)	—	—	12.7	—
Net sales to unaffiliated customers	$139.7	$107.1	$12.7	$—	$—	$259.5

Income (loss) from operations	$(11.0)	$18.9	$1.5	$(0.1)	$(12.3)	$(3.0)
Interest expense, net						5.0
Other expense, net						2.5
Pre-tax loss						$(10.5)

	Three Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$178.6	$100.8	$12.1	$0.6	$(12.0)	$280.1
Transfers between segments	(2.1)	(9.8)	(0.1)	—	12.0	—
Net sales to unaffiliated customers	$176.5	$91.0	$12.0	$0.6	$—	$280.1

Income (loss) from operations	$18.7	$22.3	$1.0	$(1.8)	$(12.9)	$27.3
Interest expense, net						0.8
Other expense, net						3.5
Pre-tax income						$23.0

	Nine Months Ended January 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$461.5	$367.7	$39.7	$2.4	$(34.1)	$837.2
Transfers between segments	(9.2)	(24.8)	(0.1)	—	34.1	—
Net sales to unaffiliated customers	$452.3	$342.9	$39.6	$2.4	$—	$837.2

Income (loss) from operations	$(75.3)	$68.8	$5.4	$(3.0)	$(46.4)	$(50.5)
Interest expense, net						12.2
Other expense, net						2.3
Pre-tax loss						$(65.0)

Goodwill impairment	$56.5	$—	$—	$—	$—	$56.5

	Nine Months Ended January 28, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$554.2	$302.3	$39.2	$2.4	$(19.7)	$878.4
Transfers between segments	(4.2)	(15.4)	(0.1)	—	19.7	—
Net sales to unaffiliated customers	$550.0	$286.9	$39.1	$2.4	$—	$878.4

Income (loss) from operations	$56.8	$69.7	$4.2	$(4.7)	$(44.1)	$81.9
Interest expense, net						1.3
Other income, net						(1.7)
Pre-tax income						$82.3

(in millions)	January 27, 2024	April 29, 2023
Identifiable assets:
Automotive	$648.7	$700.2
Industrial	632.6	672.3
Interface	105.1	127.2
Medical	0.2	6.2
Eliminations/Corporate	104.9	73.2
Total identifiable assets	$1,491.5	$1,579.1

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted, and the Tenth Circuit heard argument in this matter on January 24, 2024.

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

As noted above, the Company made the decision to initiate the discontinuation of the Dabir business in the Medical segment. The Company recognized $0.5 million of severance costs in the nine months ended January 27, 2024, in selling and administrative expenses. In addition, in the nine months ended January 27, 2024, the Company recognized fixed asset impairment charges of $0.6 million in cost of products sold related to this restructuring action. Restructuring costs in the Automotive and Industrial segments primarily represent severance costs and asset impairments. In the nine months ended January 28, 2023, restructuring costs primarily related to an impairment of an operating lease right-of-use asset.

Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of right-of-use lease assets and equipment. Components of restructuring costs were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Automotive	$—	$—	$0.2	$—
Industrial	0.1	—	0.1	0.5
Interface	—	—	—	—
Medical	—	—	1.1	—
Eliminations/Corporate	—	—	—	0.1
Total restructuring costs	$0.1	$—	$1.4	$0.6
Recognized in:
Cost of products sold	$0.1	$—	$0.9	$0.1
Selling and administrative expenses	—	—	0.5	0.5
	$0.1	$—	$1.4	$0.6

The Company's restructuring liability was zero as of January 27, 2024. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

Note 14. Subsequent Events

On January 29, 2024, Avinash Avula joined the Company as its President and Chief Executive Officer and as a member of the Company’s Board of Directors. Donald W. Duda, the Company’s former President and Chief Executive Officer will remain as employee of the Company through April 30, 2024, after which he will retire but continue to serve as a strategic consultant for a period of nine months. Mr. Duda resigned as a member of the Board of Directors on January 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or our strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook,” “upcoming,” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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
•
Ability to manage our debt levels and comply with restrictions and covenants under our credit agreement;
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

Global Supply Chain Disruptions

Due to various factors that are beyond our control, there continue to be global supply chain disruptions, including a worldwide semiconductor supply shortage. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, including the automotive industry, resulting in a slowdown in their production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand at some of our non-automotive customers. We expect this semiconductor shortage to have a continued impact on our operating results and financial condition in fiscal 2024.

Acquisition of Nordic Lights

We acquired 92.2% of the outstanding shares of Nordic Lights on April 20, 2023. We acquired the remaining 7.8% of the outstanding shares of Nordic Lights in the nine months ended January 27, 2024. Accordingly, as of January 27, 2024, we own 100% of Nordic Lights. The results of operations of Nordic Lights are reported within the Industrial segment. For further information, see Note 3, “Acquisition and Disposition” to the condensed consolidated financial statements included in this Report.

Consolidated Results of Operations

The table below compares our results of operations between the three and nine months ended January 27, 2024 and the three and nine months ended January 28, 2023:

	Three Months Ended		Nine Months Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$259.5	$280.1	$837.2	$878.4
Cost of products sold	222.5	215.2	693.9	677.6
Gross profit	37.0	64.9	143.3	200.8
Selling and administrative expenses	33.9	32.9	119.3	104.8
Goodwill impairment	—	—	56.5	—
Amortization of intangibles	6.1	4.7	18.0	14.1
Interest expense, net	5.0	0.8	12.2	1.3
Other expense (income), net	2.5	3.5	2.3	(1.7)
Income tax expense	1.1	3.1	1.0	13.3
Net (loss) income	(11.6)	19.9	(66.0)	69.0
Net income attributable to redeemable noncontrolling interest	—	—	—	—
Net (loss) income attributable to Methode	$(11.6)	$19.9	$(66.0)	$69.0

Net sales

Net sales decreased $20.6 million, or 7.4%, to $259.5 million in the three months ended January 27, 2024, compared to $280.1 million in the three months ended January 28, 2023. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by the acquisition of Nordic Lights, which contributed $21.2 million of net sales to the Industrial segment, and favorable foreign currency translation of $1.5 million. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $0.6 million in the three months ended January 27, 2024, compared to $1.4 million in the three months ended January 28, 2023. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $42.5 million, or 15.2%, mainly due to the roll-off of a major automotive center console program in North America in the Automotive segment.

Net sales decreased $41.2 million, or 4.7%, to $837.2 million in the nine months ended January 27, 2024, compared to $878.4 million in the nine months ended January 28, 2023. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by the acquisition of Nordic Lights, which contributed $63.3 million of net sales to the Industrial segment, and favorable foreign currency translation of $5.5 million. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $1.9 million in the nine months ended January 27, 2024, compared to $18.3 million in the nine months ended January 28, 2023. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $93.6 million, or 10.9%, mainly due to the roll-off of a major automotive center console program in North America in the Automotive segment.

Cost of products sold

Cost of products sold increased $7.3 million, or 3.4%, to $222.5 million (85.7% of net sales) in the three months ended January 27, 2024, compared to $215.2 million (76.8% of net sales) in the three months ended January 28, 2023. The acquisition of Nordic Lights and foreign currency translation accounted for $15.8 million and $1.0 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, cost of products sold decreased $9.5 million. The decrease was primarily due to lower material costs as a result of a decrease in sales volumes, partially offset by higher salary and operating expenses.

Cost of products sold increased $16.3 million, or 2.4%, to $693.9 million (82.9% of net sales) in the nine months ended January 27, 2024, compared to $677.6 million (77.1% of net sales) in the nine months ended January 28, 2023. The acquisition of Nordic Lights and foreign currency translation accounted for $46.6 million and $3.9 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, cost of products sold decreased $34.2 million. The decrease was primarily due to lower material costs as a result of a decrease in sales volumes, partially offset by higher salary, freight and operating expenses. Restructuring costs were $0.9 million in the nine months ended January 27, 2024, compared to $0.1 million in the nine months ended January 28, 2023.

Gross profit margin

Gross profit margin was 14.3% of net sales in the three months ended January 27, 2024, compared to 23.2% of net sales in the three months ended January 28, 2023. The decrease in gross profit margin was primarily a result of lower sales and higher costs in the Automotive segment related to operational inefficiencies and upcoming product launches.

Gross profit margin was 17.1% of net sales in the nine months ended January 27, 2024, compared to 22.9% of net sales in the nine months ended January 28, 2023. The decrease in gross profit margin was primarily a result of lower sales and operational inefficiencies in the Automotive segment. The operational inefficiencies were caused mainly by labor and vendor issues which led to planning deficiencies, inventory shortages, unrecoverable spot purchases and premium freight, and delayed shipments.

Selling and administrative expenses

Selling and administrative expenses increased $1.0 million, or 3.0%, to $33.9 million (13.1% of net sales) in the three months ended January 27, 2024, compared to $32.9 million (11.7% of net sales) in the three months ended January 28, 2023. The acquisition of Nordic Lights and foreign currency translation accounted for $2.4 million and $0.2 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, selling and administrative expenses decreased $1.6 million primarily due to lower stock-based compensation expense, partially offset by higher professional fees, incentive compensation and salary expense. Stock-based compensation expense was lower due to a $3.6 million reversal of expense due to forfeitures in the period.

Selling and administrative expenses increased $14.5 million, or 13.8%, to $119.3 million (14.2% of net sales) in the nine months ended January 27, 2024, compared to $104.8 million (11.9% of net sales) in the nine months ended January 28, 2023. The acquisition of Nordic Lights and foreign currency translation accounted for $7.0 million and $1.6 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, selling and administrative expenses increased $5.9 million. The increase was primarily due to higher professional fees, outbound freight expense and salary expense, partially offset by lower stock-based compensation expense. Stock-based compensation expense was lower due to a $3.6 million reversal of expense due to forfeitures in the three months ended January 27, 2024.

Goodwill impairment

In the nine months ended January 27, 2024, we recognized a goodwill impairment of $56.5 million in the Automotive segment. For further information, see Note 6, "Goodwill and Other Intangible Assets" to the condensed consolidated financial statements included in this Report.

Amortization of intangibles

Amortization of intangibles was $6.1 million in the three months ended January 27, 2024, compared to $4.7 million in the three months ended January 28, 2023. Amortization of intangibles was $18.0 million in the nine months ended January 27, 2024, compared to $14.1 million in the nine months ended January 28, 2023. The increase in both periods was due to the recognition of amortization expense associated with the acquisition of Nordic Lights.

Interest expense, net

Interest expense, net was $5.0 million in the three months ended January 27, 2024, compared to $0.8 million in the three months ended January 28, 2023. Interest expense, net was $12.2 million in the nine months ended January 27, 2024, compared to $1.3 million in the nine months ended January 28, 2023. The increase in both periods was due to a higher level of borrowings and increased interest rates.

Other expense (income), net

Other expense, net was $2.5 million in the three months ended January 27, 2024, compared to $3.5 million in the three months ended January 28, 2023. Net foreign exchange loss was $2.8 million in the three months ended January 27, 2024, compared to $3.9 million in the three months ended January 28, 2023.

Other expense, net was $2.3 million in the nine months ended January 27, 2024, compared to other income, net of $1.7 million in the nine months ended January 28, 2023. Net foreign exchange loss was $2.2 million in the nine months ended January 27, 2024, compared to $3.1 million in the nine months ended January 28, 2023. In the nine months ended January 27, 2024, we received $0.3 million of international government assistance, compared to $4.6 million in the nine months ended January 28, 2023. In the nine months ended January 27, 2024, we recognized a $0.6 million loss on the sale of certain assets of Dabir.

Income tax expense

Income tax expense was $1.1 million (-10.5% effective tax rate) in the three months ended January 27, 2024, compared to $3.1 million (13.5% effective tax rate) in the three months ended January 28, 2023. Income tax expense was $1.0 million (-1.5% effective tax rate) in the nine months ended January 27, 2024, compared to $13.3 million (16.2% effective tax rate) in the nine months ended January 28, 2023.

The effective tax rate for the three months ended January 27, 2024 was lower than the U.S. federal statutory tax rate of 21% primarily due to the impact of income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by global intangible low-tax income. The effective tax rate for the nine months ended January 27, 2024 was lower than the U.S. federal statutory tax rate of 21% primarily due to the impact of an impairment of goodwill which is non-deductible for tax purposes, income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by global intangible low-tax income. The effective tax rate for the three and nine months ended January 28, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible expenses.

Net (loss) income

Net loss was $11.6 million in the three months ended January 27, 2024, compared to net income of $19.9 million in the three months ended January 28, 2023. The acquisition of Nordic Lights contributed $0.9 million of net income and the impact of foreign currency translation increased net income by $0.3 million. Excluding Nordic Lights and foreign currency translation, net income decreased $32.7 million as a result of the reasons described above.

Net loss was $66.0 million in the nine months ended January 27, 2024, compared to net income of $69.0 million in the nine months ended January 28, 2023. The acquisition of Nordic Lights contributed $2.8 million of net income and the impact of foreign currency translation increased net income by $0.3 million. Excluding Nordic Lights and foreign currency translation, net income decreased $138.1 million as a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended		Nine Months Ended
($ in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales
North America	$56.7	$82.9	$194.4	$275.4
Europe, the Middle East & Africa ("EMEA")	52.0	56.3	153.9	162.3
Asia	31.0	37.3	104.0	112.3
Net sales	139.7	176.5	452.3	550.0
Gross profit	$4.5	$32.0	$31.4	$99.7
As a percent of net sales	3.2%	18.1%	6.9%	18.1%
(Loss) income from operations	$(11.0)	$18.7	$(75.3)	$56.8
As a percent of net sales	(7.9)%	10.6%	(16.6)%	10.3%

Customer cost recoveries:
North America	$—	$0.2	$—	$9.6
EMEA	0.3	0.5	0.8	1.8
Asia	—	—	—	0.6
Total	$0.3	$0.7	$0.8	$12.0

Net sales

Automotive segment net sales decreased $36.8 million, or 20.8%, to $139.7 million in the three months ended January 27, 2024, compared to $176.5 million in the three months ended January 28, 2023. Excluding foreign currency translation and customer cost recoveries, net sales decreased $37.5 million, or 21.3%.

Net sales in North America decreased $26.2 million to $56.7 million in the three months ended January 27, 2024, compared to $82.9 million in the three months ended January 28, 2023. Excluding customer cost recoveries, net sales decreased $26.0 million primarily due to lower sales volumes from program roll-offs. Net sales in EMEA decreased $4.3 million to $52.0 million in the three months ended January 27, 2024, compared to $56.3 million in the three months ended January 28, 2023. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $1.8 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA decreased $5.9 million primarily due to lower sales volumes of sensor products. Net sales in Asia decreased $6.3 million to $31.0 million in the three months ended January 27, 2024, compared to $37.3 million in the three months ended January 28, 2023. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $0.7 million. Excluding foreign currency translation and customer cost recoveries, net sales in Asia decreased $5.6 million due to a program roll-off and lower sales volumes of overhead consoles and lead-frame assemblies.

Automotive segment net sales decreased $97.7 million, or 17.8%, to $452.3 million in the nine months ended January 27, 2024, compared to $550.0 million in the nine months ended January 28, 2023. Excluding foreign currency translation and customer cost recoveries, net sales decreased $89.8 million, or 16.7%.

Net sales in North America decreased $81.0 million to $194.4 million in the nine months ended January 27, 2024, compared to $275.4 million in the nine months ended January 28, 2023. Excluding customer cost recoveries, net sales decreased $71.4 million primarily due to lower sales volumes from program roll-offs, including a major center console program. Net sales in EMEA decreased $8.4 million to $153.9 million in the nine months ended January 27, 2024, compared to $162.3 million in the nine months ended January 28, 2023. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $7.7 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA decreased $15.1 million due to lower sales volumes of sensor products. Net sales in Asia decreased $8.3 million to $104.0 million in the nine months ended January 27, 2024, compared to $112.3 million in the nine months ended January 28, 2023. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $4.4 million. Excluding foreign currency translation and customer cost recoveries, net sales in Asia decreased $3.3 million primarily due to a program roll-off and lower sales volumes of overhead consoles.

Gross profit

Automotive segment gross profit decreased $27.5 million, or 85.9%, to $4.5 million in the three months ended January 27, 2024, compared to $32.0 million in the three months ended January 28, 2023. Excluding the impact of foreign currency translation, gross profit decreased $28.0 million. Gross profit margins decreased to 3.2% in the three months ended January 27, 2024, compared to 18.1% in the three months ended January 28, 2023.

Automotive segment gross profit decreased $68.3 million, or 68.5%, to $31.4 million in the nine months ended January 27, 2024, compared to $99.7 million in the nine months ended January 28, 2023. Excluding the impact of foreign currency translation, gross profit decreased $69.3 million. Gross profit margins decreased to 6.9% in the nine months ended January 27, 2024, compared to 18.1% in the nine months ended January 28, 2023.

The decrease in gross profit margins in both periods was due to lower sales volumes and operational inefficiencies in North America caused mainly by labor and vendor issues which led to planning deficiencies, inventory shortages, unrecoverable spot purchases and premium freight, and delayed shipments.

(Loss) income from operations

Automotive segment loss from operations was $11.0 million in the three months ended January 27, 2024, compared to income of $18.7 million in the three months ended January 28, 2023. Excluding the impact of foreign currency translation, income from operations decreased $29.9 million.

Automotive segment loss from operations was $75.3 million in the nine months ended January 27, 2024, compared to income of $56.8 million in the nine months ended January 28, 2023. Loss from operations in the nine months ended January 27, 2024, includes goodwill impairment of $56.5 million. Excluding goodwill impairment and the impact of foreign currency translation, income from operations decreased $75.2 million.

The decrease in both periods was primarily due to lower gross profit and higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary and incentive compensation expense, and outbound freight expense, partially offset by lower stock-based compensation expense.

Industrial

	Three Months Ended		Nine Months Ended
($ in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$107.1	$91.0	$342.9	$286.9
Gross profit	$30.3	$30.7	$103.8	$94.4
As a percent of net sales	28.3%	33.7%	30.3%	32.9%
Income from operations	$18.9	$22.3	$68.8	$69.7
As a percent of net sales	17.6%	24.5%	20.1%	24.3%

Customer cost recoveries	$0.3	$0.3	$0.7	$4.2

Net sales

Industrial segment net sales increased $16.1 million, or 17.7%, to $107.1 million in the three months ended January 27, 2024, compared to $91.0 million in the three months ended January 28, 2023. The increase was primarily due to the acquisition of Nordic Lights, which contributed $21.2 million of net sales, and favorable foreign currency translation of $0.4 million. Excluding the impact of Nordic Lights and foreign currency translation, net sales decreased $5.5 million, or 6.1%, primarily due to lower demand for power distribution products in the electric vehicle and data center markets.

Industrial segment net sales increased $56.0 million, or 19.5%, to $342.9 million in the nine months ended January 27, 2024, compared to $286.9 million in the nine months ended January 28, 2023. The increase was primarily due to the acquisition of Nordic Lights, which contributed $63.3 million of net sales, and favorable foreign currency translation of $2.2 million, partially offset by lower customer cost recoveries from spot buys of materials and premium freight costs of $3.5 million. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $6.0 million, or 2.1%, primarily due to lower demand for power distribution products in the electric vehicle and data center markets, partially offset by higher sales volumes of commercial vehicle lighting solutions products.

Gross profit

Industrial segment gross profit decreased $0.4 million, or 1.3%, to $30.3 million in the three months ended January 27, 2024, compared to $30.7 million in the three months ended January 28, 2023. The acquisition of Nordic Lights and favorable foreign currency translation accounted for $5.4 million and $0.1 million, respectively, of gross profit. Excluding the impact of Nordic Lights and foreign currency translation, gross profit decreased $5.9 million. Gross profit margins decreased to 28.3% in the three months ended January 27, 2024, compared to 33.7% in the three months ended January 28, 2023. Gross profit margins were impacted by product mix and higher operating expenses.

Industrial segment gross profit increased $9.4 million, or 10.0%, to $103.8 million in the nine months ended January 27, 2024, compared to $94.4 million in the nine months ended January 28, 2023. The increase was due to the acquisition of Nordic Lights, which contributed $16.7 million of gross profit, and $0.6 million of favorable foreign currency translation. Excluding the impact of Nordic Lights and foreign currency translation, gross profit decreased $7.9 million. Gross profit margins decreased to 30.3% in the nine months ended January 27, 2024, compared to 32.9% in the nine months ended January 28, 2023. Gross profit margins were impacted by lower sales volumes of commercial vehicle lighting solutions products and higher operating expenses.

Income from operations

Industrial segment income from operations decreased $3.4 million, or 15.2%, to $18.9 million in the three months ended January 27, 2024, compared to $22.3 million in the three months ended January 28, 2023. The acquisition of Nordic Lights accounted for $1.6 million of income from operations. Excluding Nordic Lights, income from operations decreased $5.0 million due to lower gross profit, partially offset by lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to lower salary expense and professional fees.

Industrial segment income from operations decreased $0.9 million, or 1.3%, to $68.8 million in the nine months ended January 27, 2024, compared to $69.7 million in the nine months ended January 28, 2023. The acquisition of Nordic Lights and favorable foreign currency translation accounted for $5.6 million and $0.4 million, respectively, of income from operations. Excluding Nordic Lights and the impact of foreign currency translation, income from operations decreased $6.9 million. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to lower professional fees and $0.4 million of restructuring costs recognized in the nine months ended January 28, 2023.

Interface

	Three Months Ended		Nine Months Ended
($ in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$12.7	$12.0	$39.6	$39.1
Gross profit	$2.2	$1.9	$7.7	$6.6
As a percent of net sales	17.3%	15.8%	19.4%	16.9%
Income from operations	$1.5	$1.0	$5.4	$4.2
As a percent of net sales	11.8%	8.3%	13.6%	10.7%

Customer cost recoveries	$—	$0.4	$0.4	$2.1

Net sales

Interface segment net sales increased $0.7 million, or 5.8% to $12.7 million in the three months ended January 27, 2024, compared to $12.0 million in the three months ended January 28, 2023. Excluding customer cost recoveries, net sales increased $1.1 million, or 9.5%. The increase was primarily due to higher sales volumes of appliance products, partially offset by lower sales volumes of data solution products.

Interface segment net sales increased $0.5 million, or 1.3%, to $39.6 million in the nine months ended January 27, 2024, compared to $39.1 million in the nine months ended January 28, 2023. Excluding customer cost recoveries, net sales increased $2.2 million, or 5.9%. The increase was primarily due to higher sales volumes of appliance products, partially offset by lower sales volumes of data solution products.

Gross profit

Interface segment gross profit increased $0.3 million, or 15.8%, to $2.2 million in the three months ended January 27, 2024, compared to $1.9 million in the three months ended January 28, 2023. Gross profit margins increased to 17.3% in the three months ended January 27, 2024, compared to 15.8% in the three months ended January 28, 2023. The increase in gross profit margins was primarily due to higher sales volumes of appliance products.

Interface segment gross profit increased $1.1 million, or 16.7%, to $7.7 million in the nine months ended January 27, 2024, compared to $6.6 million in the nine months ended January 28, 2023. Gross profit margins increased to 19.4% in the nine months ended January 27, 2024, compared to 16.9% in the nine months ended January 28, 2023. The increase in gross profit margins was primarily due to higher sales volumes of appliance products.

Income from operations

Interface segment income from operations increased $0.5 million, or 50.0%, to $1.5 million in the three months ended January 27, 2024, compared to $1.0 million in the three months ended January 28, 2023. The increase was due to higher gross profit and lower selling and administrative expenses.

Interface segment income from operations increased $1.2 million, or 28.6%, to $5.4 million in the nine months ended January 27, 2024, compared to $4.2 million in the nine months ended January 28, 2023. The increase was primarily due to higher gross profit.

Medical

	Three Months Ended		Nine Months Ended
(in millions)	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$-	$0.6	$2.4	$2.4
Gross profit	$(0.1)	$(0.2)	$(0.2)	$(0.5)
Loss from operations	$(0.1)	$(1.8)	$(3.0)	$(4.7)

In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of the Dabir business (which accounts for all of the Medical segment's financial results). Towards the end of the second quarter of fiscal 2024, we sold certain assets of the Dabir business and have now exited this business, which accounts for the variances in the table above.

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

As of January 27, 2024, we had $122.9 million of cash and cash equivalents, of which $93.9 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Program

The Board of Directors authorized a program to purchase up to $200.0 million of our outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of January 27, 2024, a total of 3,243,746 shares have been purchased at a total cost of $130.1 million since the commencement of the share buyback program. As of January 27, 2024, the dollar value of shares that remained available to be purchased under this share buyback program was $69.9 million.

Credit Agreement

On October 31, 2022, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amended and restated the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders and other parties named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750,000,000, (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement. In addition, the Credit Agreement permits us to increase the revolving commitments and/or add one or more tranches of term loans under the Credit Agreement from time to time by up to an amount equal to (i) $250,000,000 plus (ii) an additional amount so long as the leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Credit Agreement matures on October 31, 2027.

As of January 27, 2024, the Company was not in compliance with the original consolidated leverage ratio covenant contained in the Credit Agreement for the quarter ended January 27, 2024. On March 6, 2024, we entered into a First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Amendment (i) amended the consolidated leverage ratio covenant for the quarter ended January 27, 2024 and each subsequent quarter through the quarter ending October 26, 2024, (ii) amended certain interest rate provisions and (iii) waived any default or event of default that may have occurred due to the non-compliance with the consolidated leverage ratio covenant for the quarter ended January 27, 2024 that was in effect prior to the Amendment. Following the effectiveness of the Amendment, we were in compliance with the consolidated leverage ratio covenant for the quarter ended January 27, 2024.

As of January 27, 2024, $332.6 million was outstanding under the revolving credit facility. As of January 27, 2024, after giving effect to the Amendment, including the changes it made to the consolidated leverage ratio covenant for the quarter ended January 27, 2024, we were in compliance with all covenants under the Credit Agreement. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Report.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the financial covenants contained in the Credit Agreement, as amended by the Amendment, no assurance can be given that we will be and remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 29, 2023.

Cash Flows

	Nine Months Ended
(in millions)	January 27, 2024	January 28, 2023
Operating activities:
Net (loss) income	$(66.0)	$69.0
Non-cash items	99.2	48.4
Changes in operating assets and liabilities	(10.6)	(33.6)
Net cash provided by operating activities	22.6	83.8
Net cash used in investing activities	(39.0)	(27.3)
Net cash used in financing activities	(15.0)	(63.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.7)	(0.2)
Decrease in cash and cash equivalents	(34.1)	(7.3)
Cash and cash equivalents at beginning of the period	157.0	172.0
Cash and cash equivalents at end of the period	$122.9	$164.7

Operating activities

Net cash provided by operating activities was $22.6 million in the nine months ended January 27, 2024, compared to $83.8 million in the nine months ended January 28, 2023. The decrease was due to lower net income adjusted for non-cash items. The $10.6 million of cash outflows for operating assets and liabilities in the nine months ended January 27, 2024 was primarily due to higher inventory, prepaid expenses and lower other liabilities, partially offset by lower accounts receivable and higher accounts payable.

Investing activities

Net cash used in investing activities was $39.0 million in the nine months ended January 27, 2024, compared to $27.3 million in the nine months ended January 28, 2023. Capital expenditures were $41.1 million in the nine months ended January 27, 2024, compared to $30.8 million in the nine months ended January 28, 2023.

Financing activities

Net cash used in financing activities was $15.0 million in the nine months ended January 27, 2024, compared to $63.6 million in the nine months ended January 28, 2023. In the nine months ended January 27, 2024, we used $10.8 million of cash for the purchase of shares under our share buyback program, compared to $39.6 million in the nine months ended January 28, 2023. We paid cash dividends of $15.0 million in the nine months ended January 27, 2024, compared to $14.9 million in the nine months ended January 28, 2023. In the nine months ended January 27, 2024, we had net borrowings of $25.7 million, compared to net repayments of borrowings of $6.6 million in the nine months ended January 28, 2023. In addition, we paid $10.9 million for the purchase of redeemable noncontrolling interests related to Nordic Lights.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. We opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted, and the Tenth Circuit heard argument in this matter on January 24, 2024.

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

In the nine months ended January 27, 2024 and January 28, 2023, we incurred Hetronic-related legal fees of $1.5 million and $2.5 million, respectively. These amounts are included in the selling and administrative expenses in the Industrial segment.

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

There has been no significant change in our exposure to market risk during the nine months ended January 27, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 29, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 27, 2024 due to the previously reported material weakness that was disclosed in our Annual Report on Form 10-K for the year ended April 29, 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended January 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. There have been no material changes to the risk factors previously disclosed in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a program to purchase of up to $200.0 million of the Company’s outstanding common stock through June 14, 2024. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of January 27, 2024, we had purchased and retired $130.1 million of common stock since the commencement of the share buyback program. The following table provides information about our purchases of equity securities during the three months ended January 27, 2024.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
October 29, 2023 through November 25, 2023	68,000	$23.57	68,000	$71.3
November 26, 2023 through December 30, 2023	28,061	$23.88	28,000	$70.7
December 31, 2023 through January 27, 2024	34,592	$21.14	34,592	$69.9

(1) In addition to open-market purchases, 61 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

The information set forth under the subheading “Revolving credit facility/term loan” contained in Note 8, "Debt" to the Company’s condensed consolidated financial statements in Part I. Financial Information – Item 1. Financial Statements of this Form 10-Q is incorporated herein by reference into this Item 3.

Item 5. Other Information

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1**

Offer Letter dated December 18, 2023 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2023).

10.2**	Change in Control Agreement dated January 29, 2024 between Methode Electronics, Inc. and Avinash Avula.
10.3**	Restricted Stock Unit Award Agreement effective as of January 29, 2024 between Methode Electronics, Inc. and Avinash Avula.
10.4**	Amended and Restated Change in Control Agreement dated December 6, 2023 between Methode Electronics, Inc. and Kevin M. Martin.
10.5**	Amended and Restated Change in Control Agreement dated December 6, 2023 between Methode Electronics, Inc. and Kerry A. Vyverberg.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Ronald L.G. Tsoumas
Ronald L.G. Tsoumas
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 7, 2024